Form 10-K
period 2017-12-31
Colony NorthStar Credit Real Estate, Inc.
filed 2018-03-23
CIK 1717547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38377

Colony NorthStar Credit Real Estate, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	38-4046290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 S. Flower Street, 44th Floor Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 282-8820

Securities registered pursuant to Section 12(b) of the Act:

Class A common stock, par value $0.01 per share	New York Stock Exchange
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒1

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The registrant was formed on August 23, 2017 and its shares of Class A common stock began trading on the New York Stock Exchange on February 1, 2018. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2017, the last day of the registrant’s most recently completed second quarter.

As of March 21, 2018, Colony NorthStar Credit Real Estate, Inc. had 83,487,352 shares of Class A common stock outstanding. The aggregate market value of shares of Class A common stock held by non-affiliates of the Company on March 21, 2018 was approximately $1.57 billion. As of March 21, 2018, Colony NorthStar Credit Real Estate, Inc. had 44,399,444 shares of Class B-3 common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

[1]	As of January 1, 2018 through January 30, 2018, the date on which the registrant filed its Registration Statement on Form 8-A in connection with the listing on the New York Stock Exchange of its Class A common stock (the “Voluntary Reporting Period”), the registrant was not subject to the filing requirements of Section 13 and 15(d) of the Exchange Act. As a voluntary filer not subject to the filing requirements of Sections 13 or 15(d) of the Exchange Act during the Voluntary Reporting Period, the registrant filed all reports pursuant to Section 13 or 15(d) of the Exchange Act as if it were subject to such filing requirements.

EXPLANATORY NOTE

This Annual Report on Form 10-K of Colony NorthStar Credit Real Estate, Inc., a Maryland corporation (the “Company”), includes the financial statements of (i) the Company and (ii) the Company’s accounting predecessor, which are investment entities in which Colony Capital Operating Company, LLC (“CLNS OP”) or its subsidiaries owned interests ranging from approximately 38% to 100% and that were contributed to the Company on January 31, 2018 in connection with the closing of the Combination (as defined below) and certain intercompany balances between those entities and CLNS OP or its subsidiaries.

On January 31, 2018, the Company completed the transactions contemplated by that certain Master Combination Agreement, dated as of August 25, 2017, as amended and restated on November 20, 2017 (the “Combination Agreement”), by and among (i) the Company, (ii) Credit RE Operating Company, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Company OP”), (iii) CLNS OP, a Delaware limited liability company and the operating company of Colony NorthStar, Inc. (“Colony NorthStar”), a Maryland corporation, (iv) NRF RED REIT Corp., a Maryland corporation and indirect subsidiary of CLNS OP (“RED REIT”), (v) NorthStar Real Estate Income Trust, Inc., a Maryland corporation (“NorthStar I”), (vi) NorthStar Real Estate Income Trust Operating Partnership, LP, a Delaware limited partnership and the operating partnership of NorthStar I (“NorthStar I OP”), (vii) NorthStar Real Estate Income II, Inc., a Maryland corporation (“NorthStar II”), and (viii) NorthStar Real Estate Income Operating Partnership II, LP, a Delaware limited partnership and the operating partnership of NorthStar II (“NorthStar II OP”).

Pursuant to the Combination Agreement, (i) CLNS OP contributed and conveyed to the Company a select portfolio of assets and liabilities (the “CLNS OP Contributed Entities”) of CLNS OP (the “CLNS OP Contribution”), (ii) RED REIT contributed and conveyed to Company OP a select portfolio of assets and liabilities of RED REIT (the “RED REIT Contribution” and, together with the CLNS OP Contribution, the “CLNS Contributions”), (iii) NorthStar I merged with and into the Company, with the Company surviving the merger (the “NorthStar I Merger”), (iv) NorthStar II merged with and into the Company, with the Company surviving the merger (the “NorthStar II Merger” and, together with the NorthStar I Merger, the “Mergers”), and (v) immediately following the Mergers, the Company contributed and conveyed to Company OP the CLNS OP Contributed Entities and the equity interests of each of NorthStar I OP and NorthStar II OP then-owned by the Company in exchange for units of membership interest in Company OP (the “Company Contribution” and, collectively with the Mergers and the CLNS Contributions, the “Combination”). To satisfy the condition to completion of the Combination that the Company’s Class A common stock, par value $0.01 per share, be approved for listing on a national securities exchange in connection with either an initial public offering or a listing, the Company’s Class A common stock was approved for listing by the New York Stock Exchange and began trading under the ticker “CLNC” on February 1, 2018.

As of December 31, 2017, the Company did not have any operations and did not have any assets other than $1,000 in cash, which had been provided by Colony NorthStar to capitalize the Company. The information contained in this Annual Report on Form 10-K describes our business and portfolio on a pro forma basis as if the Combination had occurred on December 31, 2017, unless otherwise noted herein.

i

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2017

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and contingencies, many of which are beyond our control, and may cause actual results to differ significantly from those expressed in any forward-looking statement. Among others, the following uncertainties and other factors could cause actual results to differ from those set forth in the forward-looking statements:

•	operating costs and business disruption may be greater than expected;

•	the fair value of our investments may be subject to uncertainties;

•	changes in market and economic conditions may adversely impact the commercial real estate sector and our investments;

•	our use of leverage could hinder its ability to make distributions and may significantly impact our liquidity position;

•	given our dependence on our external manager, an affiliate of Colony NorthStar, any adverse changes in the financial health or otherwise of our manager or Colony NorthStar could hinder our operating performance and return on stockholder’s investment;

•	our external manager may not be successful in locating or allocating suitable investments;

•	our external manager may be unable to retain or hire key investment professionals;

•	we may be unable to realize substantial efficiencies as well as anticipated strategic and financial benefits from the Combination;

•	we may be unable to maintain our qualification as a real estate investment trust for U.S. income tax purposes;

•	we may be unable to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended; and

•	changes in laws or regulations governing our operations may impose additional costs on us or increase competition.

The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We caution investors not to unduly rely on any forward-looking statements. The forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company is under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K, nor to conform prior statements to actual results or revised expectations, and the Company does not intend to do so.

PART I

ITEM 1.	BUSINESS

Our Company

References to “we,” “us,” “our,” or the “Company” refer to Colony NorthStar Credit Real Estate, Inc., a Maryland corporation, together with its consolidated subsidiaries, unless the context specifically requires otherwise. References to the “Company OP” refer to Credit RE Operating Company, LLC, a Delaware limited liability company, the operating company of the Company. References to “Colony NorthStar” refers to Colony NorthStar, Inc. a Maryland corporation, and its subsidiaries.

We are a newly formed commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE senior mortgage loans, mezzanine loans, preferred equity, debt securities and net leased properties predominantly in the United States. Our objective is to create a premier CRE credit REIT focused on consistently providing attractive risk-adjusted returns to our stockholders. We seek to achieve these returns primarily through cash distributions and the preservation of invested capital, and secondarily through capital appreciation. The real estate credit markets continually evolve, and we believe the 26-year track record of Colony NorthStar and its affiliates of successfully investing across the real estate capital structure uniquely positions us to produce attractive returns across a variety of market conditions and economic cycles.

We are externally managed by a subsidiary of Colony NorthStar, a NYSE-listed global real estate and investment management firm with over $24 billion of total consolidated assets and over $43 billion of assets under management. Immediately upon completion of the Combination (as defined below) and related transactions, Colony NorthStar owned approximately 37% of our common equity on a fully diluted basis, evidencing a strong alignment of interests between Colony NorthStar and our stockholders.

Our Formation Transactions

On January 31, 2018, we completed a combination of a select portfolio of Colony Capital Operating Company, LLC (“CLNS OP”) assets and liabilities (the “CLNS OP Contributed Entities”), a select portfolio of assets and liabilities of NRF RED REIT Corp. (“RED REIT”), a Maryland corporation and indirect subsidiary of CLNS OP (the “RED REIT Contributed Entities”), substantially all of the assets and liabilities of NorthStar Real Estate Income Trust, Inc., a Maryland corporation (“NorthStar I”), and all of the assets and liabilities of NorthStar Real Estate Income II, Inc., a Maryland corporation (“NorthStar II”) (collectively, the “Combination”). The Combination consisted of the following steps:

•	CLNS OP, together with one or more of its subsidiaries, contributed to us and our operating company the CLNS OP Contributed Entities and the RED REIT Contributed Entities, with CLNS OP receiving approximately 44.4 million shares of the Company’s Class B-3 common stock and RED REIT receiving approximately 3.1 million common membership units in the Company OP (“OP Units”);

•	NorthStar I merged with and into the Company with the Company as the surviving corporation (the “NorthStar I Merger”), with stockholders of NorthStar I (including Colony NorthStar and its affiliates) receiving approximately 42.1 million shares of our Class A common stock in exchange for outstanding shares of NorthStar I common stock as a result of the NorthStar I Merger in an all-stock transaction;

•	NorthStar II merged with and into the Company with the Company as the surviving corporation (the “NorthStar II Merger” and, together with the NorthStar I Merger, the “Mergers”), with stockholders of NorthStar II (including Colony NorthStar and its affiliates) receiving approximately 40.4 million shares of our Class A common stock in exchange for the outstanding shares of NorthStar II common stock as a result of the NorthStar II Merger in an all-stock transaction; and

•	We contributed to our operating company (i) the CLNS OP Contributed Entities, (ii) the equity interests of NorthStar Real Estate Income Trust Operating Partnership, LP (“NorthStar OP I”), a Delaware limited partnership and the operating partnership of NorthStar I, and (iii) the equity interests of NorthStar Real Estate Income Operating Partnership II, LP (“NorthStar OP II”), a Delaware limited partnership and the operating partnership of NorthStar II, and in connection with that transaction we received approximately 126.9 million OP Units.

As a result of the Combination, we assumed substantially all of the outstanding assets and liabilities of NorthStar I, all of the assets and liabilities of NorthStar II, the assets and liabilities of the CLNS OP Contributed Entities and the assets and liabilities of the RED REIT Contributed Entities. We will conduct substantially all of our business through the Company OP. The Company owns 97.6% of the outstanding OP Units in the Company OP.

The following chart summarizes our organizational structure and equity ownership immediately after giving effect to the Combination and related transactions. This chart is provided for illustrative purposes only and does not show all of our legal entities or ownership percentages of such entities.

Our Relationship with Our Manager and Colony NorthStar

We are externally managed by our manager, CLNC Manager, LLC (our “Manager”). Our Manager is a subsidiary of Colony NorthStar and benefits from the expertise and resources of Colony NorthStar. Colony NorthStar and its predecessors have a 26-year track record and have made over $100 billion of investments. Colony NorthStar’s senior management team, which is led by Executive Chairman Thomas J. Barrack, Jr. and Chief Executive Officer and President Richard B. Saltzman, has a long track record and extensive experience managing and investing in our target assets and other real estate-related investments through a variety of credit cycles and market conditions. Colony NorthStar’s global footprint and corresponding network provides its investment and asset management teams with proprietary market knowledge, exceptional sourcing capabilities and the local presence required to identify, execute and manage complex transactions, although Colony NorthStar and its predecessors have not been immune to national and local economic trends that are unrelated to its management of assets. Colony NorthStar’s successful history of external management includes its previous management of Colony Financial, Inc. (“Colony Financial”), an externally managed commercial mortgage REIT listed on the NYSE and focused on secondary loan acquisitions, high-yielding originations and real estate equity, its current management of NorthStar Realty Europe Corp. (“NorthStar Europe”), a publicly traded REIT listed on the NYSE and focused on European CRE with over $2 billion in assets, and its management of various non-traded REITs (previously including NorthStar I and NorthStar II) and registered investment companies with in excess of $4 billion of equity commitments.

Colony NorthStar and its affiliates have more than 500 employees located domestically and internationally across 18 cities in ten countries, with its principal offices located in Los Angeles, California and New York, New York, including more than 70 dedicated investment professionals. Its operations are broad and diverse and include the management of real estate, both owned and on behalf of a diverse set of institutional and individual investors. Colony NorthStar has a highly experienced management team of diverse backgrounds with a demonstrated track record of success and, on average, 32 years of operational and management experience at asset managers and investment firms, private investment funds, investment banks and other financial service companies, which provides an enhanced perspective for managing our portfolio. Kevin P. Traenkle, a 24-year veteran of Colony NorthStar, serves as our Chief Executive Officer and President; Sujan S. Patel, an 11-year veteran of Colony NorthStar, serves as our Chief Financial Officer; Neale W. Redington, a nine-year veteran of Colony NorthStar, serves as our Chief Accounting Officer; and David A. Palamé, an 11-year veteran of Colony NorthStar, serves as our General Counsel.

We draw on Colony NorthStar’s substantial real estate investment platform and relationships to source, underwrite, structure and manage a robust pipeline of investment opportunities, as well as to access debt and equity capital to fund our operations. We believe we are able to originate, acquire, finance and manage investments with attractive in-place cash flows and the potential for meaningful capital appreciation over time. We also benefit from Colony NorthStar’s portfolio management, finance and administration functions, which provide us with legal, compliance, investor relations, asset valuation, risk management and information technology services.

Our Investment Strategy

Our objective is to generate consistent and attractive risk-adjusted returns to our stockholders. We seek to achieve this objective primarily through cash distributions and the preservation of invested capital and secondarily through capital appreciation. We believe our diversified investment strategy across the CRE capital stack provides flexibility through economic cycles to achieve attractive risk-adjusted returns. This approach is driven by a disciplined investment strategy, focused on:

•	capitalizing on asset level underwriting experience and market analytics to identify investments with pricing dislocations and attractive risk-return profiles;

•	originating and structuring CRE senior mortgage loans, mezzanine loans and preferred equity with attractive return profiles relative to the underlying value and financial operating performance of the real estate collateral, given the strength and quality of the sponsorship;

•	identifying appropriate CRE debt securities investments based on the performance of the underlying real estate assets, the impact of such performance on the credit return profile of the investments and our expected return on the investments;

•	identifying net leased real estate investments based on property location and purpose, tenant credit quality, market lease rates and potential appreciation of, and alternative uses for, the real estate;

•	creating capital appreciation opportunities through active asset management and equity participation opportunities; and

•	structuring transactions with a prudent amount of leverage, if any, given the risk of the underlying asset’s cash flows, attempting to match the structure and duration of the financing with the underlying asset’s cash flows, including through the use of hedges, as appropriate.

The period for which we intend to hold our investments will vary depending on the type of asset, interest rates, investment performance, micro and macro real estate environment, capital markets and credit availability, among other factors. We generally expect to hold debt investments until the stated maturity and equity investments in accordance with each investment’s proposed business plan. We may sell all or a partial ownership interest in an investment before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.

Our investment strategy is dynamic and flexible, enabling us to adapt to shifts in economic, real estate and capital market conditions and to exploit market inefficiencies. We may expand or change our investment strategy or target assets over time in response to opportunities available in different economic and capital market conditions. This flexibility in our investment strategy allows us to employ a customized, solutions-oriented approach, which we believe is attractive to borrowers and tenants. We believe that our diverse portfolio, our ability to originate, acquire and manage our target assets and the flexibility of our investment strategy positions us to capitalize on market inefficiencies and generate attractive long-term risk-adjusted returns for our stockholders through a variety of market conditions and economic cycles.

Our Target Assets

Our investment strategy is to originate and selectively acquire our target assets, which consist of the following:

•	Senior Mortgage Loans. We focus on originating and selectively acquiring senior mortgage loans that are backed by CRE assets. These loans are secured by a first mortgage lien on a commercial property and provide mortgage financing to a commercial property developer or owner. The loans may vary in duration, bear interest at a fixed or floating rate and amortize, if at all, over varying periods, often with a balloon payment of principal at maturity. Senior mortgage loans include junior participations in our originated senior loans for which we have syndicated the senior participations to other investors and retained the junior participations for our portfolio. We believe these junior participations are more similar to the senior mortgage loans we originate than other loan types given their credit quality and risk profile.

•	Mezzanine Loans. We may originate or acquire mezzanine loans, which are structurally subordinate to senior loans, but senior to the borrower’s equity position. Mezzanine loans may be structured such that our return accrues and is added to the principal amount rather than paid on a current basis. We may also pursue equity participation opportunities in instances when the risk-reward characteristics of the investment warrant additional upside participation in the possible appreciation in value of the underlying assets securing the investment.

•	Preferred Equity. We may make investments that are subordinate to senior and mezzanine loans, but senior to the common equity in the mortgage borrower. Preferred equity investments may be structured such that our return accrues and is added to the principal amount rather than paid on a current basis. We also may pursue equity participation opportunities in preferred equity investments, similar to such participations in mezzanine loans.

•	CRE Debt Securities. We may make investments that consist of bonds comprising certain tranches of CRE securitization pools, such as commercial mortgage backed securities (“CMBS”) (including “B-pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (collateralized by pools of CRE debt instruments). These bonds may be investment grade or below investment grade and are collateralized by CRE debt, typically secured by senior mortgage loans and may be fixed rate or floating rate securities. Due to their first-loss position, CMBS B-pieces are typically offered at a discount to par. These investments typically carry a 10-year weighted average life due to prepayment restrictions. We generally intend to hold these investments through maturity, but may, from time to time, opportunistically sell positions should liquidity become available or be required.

•	Net Leased Real Estate. We may also invest directly in well-located commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. In addition, tenants of our properties typically pay rent increases based on: (1) increases in the consumer price index (typically subject to ceilings), (2) fixed increases, or (3) additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term, net lease agreements generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

The allocation of our capital among our target assets will depend on prevailing market conditions at the time we invest and may change over time in response to different prevailing market conditions. In addition, in the future, we may invest in assets other than our target assets or change our target assets. With respect to all of our investments, we invest so as to maintain our qualification as a REIT for U.S. federal income tax purposes and our exclusion or exemption from regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The CLNS OP Contributed Entities and the RED REIT Contributed Entities conducted their business through two operating segments, real estate debt and real estate equity, which was based on how management reviews and manages its business. See “Item 8. Financial Statements and Supplementary Data” of this report for further information on the reporting segments of these entities, which are reflected in the financial statements of the CLNS Investment Entities. These operating segments may differ from how we conduct our business.

Initial Portfolio

As of December 31, 2017, the Company did not have any assets other than $1,000 in cash that was provided to capitalize the Company. As a result of the Combination and related transactions, on January 31, 2018 we acquired the assets described below. The following discussion refers to our initial portfolio on a pro forma basis as if the Combination and related transactions had occurred on December 31, 2017.

As of December 31, 2017, our initial portfolio consisted of 156 investments representing approximately $7.6 billion in pro forma book value (excluding cash, cash equivalents and certain other assets). Our loan portfolio consisted of 90 senior mortgage loans, mezzanine loans and preferred equity investments and had a weighted average cash coupon of 8.1% and a weighted average all-in yield of 8.5%. Our CRE debt securities portfolio had a weighted average cash coupon of 3.9%. Our owned real estate portfolio (including net lease and other real estate) consisted of approximately 12.7 million total square feet of space and the total annualized base rent of that portfolio was approximately $128 million (based on leases in place as of December 31, 2017).

As of December 31, 2017, our initial portfolio consisted of the following investments (dollars in thousands):

Asset	Count	Pro forma book value	Noncontrolling interest(1)	Pro forma book value at our share(2)
Senior mortgage loans(3)	59	$1,494,318	$9,453	$1,484,865
Mezzanine loans(4)	25	564,283	10,181	554,102
Preferred equity(5)	6	220,020	—	220,020
CMBS(6)	38	339,560	32,894	306,666
Mortgage loans held in securitization trusts (6)	—	3,057,195	—	3,057,195
Owned real estate—Net lease(7)	10	724,822	47,021	677,801
Owned real estate—Other(7)(8)	12	903,934	113,538	790,396
Private equity interests	6	263,489	—	263,489

Total	156	$7,567,621	$213,087	$7,354,534

(1)	Non-controlling interest (“NCI”) represent interests in assets held by third party partners.
(2)	Pro forma book value at our share represents the proportionate pro forma book value based on our ownership by asset; pro forma book values at our share for securitization assets are net of the accounting impact from consolidation.
(3)	Senior mortgage loans include junior participations in our originated senior mortgage loans for which we have syndicated the senior participations to other investors and retained the junior participations for our portfolio and contiguous mezzanine loans where we own both the senior and junior loan positions. We believe these investments are more similar to the senior mortgage loans we originate than other loan types given their credit quality and risk profile.
(4)	Mezzanine loans include other subordinated loans.
(5)	Preferred equity balances include $59.1 million of pro forma book value at our share attributable to related equity participation interests.
(6)	Mortgage loans held in securitization trusts includes $3.2 billion of pro forma book value assets in three securitization trusts in which we own the controlling class of securities and therefore consolidate. The consolidated liabilities related to these consolidated assets are $3.1 billion. The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by the securitization trusts was $141.7 million as of December 31, 2017 and approximates the fair value of the Company’s underlying investments in the subordinate tranches of the securitization trusts.
(7)	Owned real estate – net lease and owned real estate – other include deferred leasing costs and intangible assets.
(8)	Owned real estate – other consists of multi-tenant office and multifamily residential assets.

The following charts illustrate the diversification of our initial portfolio (not including CMBS, mortgage loans held in securitization trusts, and private equity interests) based on investment type, underlying property type, interest rate category and geography, as of December 31, 2017 (percentages based on pro forma book value at our share, which represents the proportionate pro forma book value based on our ownership by asset):

Investment Type

Preferred equity (3) 6%
Mezzanine (2) 15%
Senior mortgage loans(1) 40%
Owned real estate - Net Lease 18%
Owned real estate - Other 21%

Property Type

Diversified / Other (4) 6%
Retail 14%
Office 26%
Multifamily 16%
Hotel 21%
Industrial 17%

Fixed / Floating Loan Mix[5]

Fixed 26%
Floating 74%

Geography

Southwest 7%
Various (6) 1%
West 26%
Northeast 21%
Midwest 23%
Southeast 22%

(1)	Senior mortgage loans include junior participations in our originated senior mortgage loans for which we have syndicated the senior participations to other investors and retained the junior participations for our portfolio and contiguous mezzanine loans where we own both the senior and junior loan positions. We believe these investments are more similar to the senior mortgage loans we originate than other loan types given their credit quality and risk profile.
(2)	Mezzanine loans include other subordinated loans.
(3)	Preferred equity balances include $59.1 million of pro forma book value at our share attributable to related equity participation interests.
(4)	Diversified/Other includes (i) manufactured housing communities and (ii) commercial and residential development and predevelopment assets.
(5)	Includes our loan portfolio only.
(6)	Various includes one non-U.S. collateral asset.

Loan Portfolio

Our loan portfolio consists of senior mortgage loans, mezzanine loans and preferred equity interests, some of which have equity participation interests.

The following table provides a summary of our loan portfolio as of December 31, 2017 (dollars in thousands):

		Book Value			Principal Balance			Weighted Average(5)
Asset	Count	Pro forma book value	NCI	Pro forma book value at our share (4)	Pro forma principal balance	NCI	Pro forma principal balance value at our share (4)	Cash Coupon (6)	All-in yield(7)	Remaining term(8)	Extended remaining term(9)
Senior loans(1)	59	$1,494,318	$9,453	$1,484,865	$1,483,761	$9,404	$1,474,357	6.7%	6.9%	1.4	2.9
Mezzanine loans(2)	25	564,283	10,181	554,102	557,355	9,202	548,153	10.6%	11.7%	2.3	3.4
Preferred equity(3)	6	220,020	—	220,020	159,601	—	159,601	13.0%	13.1%	6.8	6.9

Total / Weighted average	90	$2,278,621	$19,634	$2,258,987	$2,200,717	$18,606	$2,182,111	8.1%	8.5%	2.1	3.3

(1)	Senior mortgage loans include junior participations in our originated senior mortgage loans for which we have syndicated the senior participations to other investors and retained the junior participations for our portfolio and contiguous mezzanine loans where we own both the senior and junior loan positions. We believe these investments are more similar to the senior mortgage loans we originate than other loan types given their credit quality and risk profile.
(2)	Mezzanine loans include other subordinated loans.
(3)	Preferred equity balances include $59.1 million of pro forma book value at our share attributable to related equity participation interests.
(4)	Pro forma book and principal value at our share represents the proportionate pro forma book value based on our ownership by asset.
(5)	Weighted average metrics weighted by our pro forma principal balance at our share.
(6)	Represents the stated coupon on loans; for floating rate loans, assumes USD 1-month LIBOR, which was 1.56% as of December 31, 2017.
(7)	In addition to cash coupon, all-in yield includes non-cash payment in-kind interest income and the accrual of both extension and exit fees. All-in yield for the loan portfolio assumes the applicable floating benchmark rate as of December 31, 2017 for weighted average calculations.
(8)	Represents the remaining term based on the current contractual maturity date of loans.
(9)	Represents the remaining term based on a maximum maturity date assuming all extension options on loans are exercised by the borrower term based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.

The following table details our loan portfolio by rate-type as of December 31, 2017 (dollars in thousands):

		Book Value			Principal Balance			Unfunded Loan Commitments			Weighted Average(2)
	Number of loans	Pro forma book value	NCI	Pro forma book value at our share(1)	Pro forma principal balance	NCI	Pro forma principal balance at our share (1)	Unfunded loan commitments	NCI	Unfunded loan commitments at our share (1)	Spread to LIBOR	All-in yield (3)	Remaining term(4)	Extended remaining term (5)
Floating rate loans	66	$1,685,500	$18,465	$1,667,035	$1,671,839	$18,442	$1,653,397	$75,342	$533	$74,809	5.6%	7.4%	1.4	2.9
Fixed rate loans (6)	24	593,121	1,169	591,952	528,877	164	528,714	9,432	—	9,432	—	12.3%	4.1	4.6

Total/ Weighted average	90	$2,278,621	$19,634	$2,258,987	$2,200,717	$18,606	$2,182,111	$84,774	$533	$84,241	—	8.5%	2.1	3.3

(1)	Pro forma book value at our share represents the proportionate pro forma book value, principal value, and unfunded loan commitments based on our ownership by asset. Pro forma principal balance at our share represents the proportionate principal value based on our ownership by asset.
(2)	Weighted average metrics weighted by our pro forma principal balance at our share.
(3)	In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the loan portfolio assumes the applicable floating benchmark rate as of December 31, 2017 for weighted average calculations.
(4)	Represents the remaining term in years based on the original maturity date or current extension maturity date of loans.
(5)	Represents the remaining term in years based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.
(6)	Includes preferred equity investments.

The following table details the types of properties securing our loan portfolio and geographic distribution as of December 31, 2017 (dollars in thousands):

Collateral property type	Pro forma book value	NCI	Pro forma book value at our share(1)	% of total
Office	$287,322	$4,491	$282,831	13%
Multifamily	365,431	—	365,431	16%
Industrial	162,480	—	162,480	7%
Hotel	776,580	7,332	769,248	34%
Retail	472,603	6,357	466,246	21%
Other(2)	214,205	1,454	212,751	9%

Total	$2,278,621	$19,634	$2,258,987	100%

Region	Pro forma book value	NCI	Pro forma book value at our share(1)	% of total
West	$775,606	$9,844	$765,762	35%
Northeast	600,900	4,114	596,786	26%
Southwest	258,790	850	257,940	11%
Southeast	410,390	3,089	407,301	18%
Midwest	212,173	1,737	210,436	9%
Other(3)	20,762	—	20,762	1%

Total	$2,278,621	$19,634	$2,258,987	100%

(1)	Pro forma book value at our share represents the proportionate pro forma book value based on our ownership by asset.
(2)	Other includes manufactured housing communities and commercial and residential development and predevelopment assets.
(3)	Other includes one non U.S. collateral asset.

CRE Debt Securities

The following table presents an overview of our CRE debt securities portfolio as of December 31, 2017 (dollars in thousands):

					Weighted Average(3)
CRE Debt Securities by ratings category (1)	Number of Securities	Pro forma book value	NCI	Pro forma book value at our share(2)	Cash coupon	Weighted Average term	Ratings
Investment grade rated	25	$162,662	$—	$162,662	3.3%	8.4	BBB-
Non-investment grade rated	9	104,336	32,894	71,442	4.2%	6.5	BB-
Non-rated	4	72,562	—	72,562	4.2%	5.4	—

Total/Weighted Average	38	$339,560	$32,894	$306,666	3.7%	7.3	—

(1)	As of December 31, 2017, all CRE debt securities consisted of CMBS.
(2)	Pro forma book value at our share represents the proportionate pro forma book value based on our ownership by asset; at our share values for securitization assets are presented net of the impact from consolidation.
(3)	Weighted average metrics weighted by our pro forma book value at our share.

See “Item 2. Properties” of this report for further information on our owned real estate.

Our Competitive Strengths

We believe that we distinguish ourselves from other CRE finance and investment companies in a number of ways, including the following:

Large diversified initial portfolio.

We are one of the largest publicly traded CRE credit/mortgage REITs. Our portfolio is comprised of a diverse set of CRE assets across the capital stack, including senior mortgage loans, mezzanine loans, preferred equity, debt securities, net leased properties and other real estate equity investments, all of which have been underwritten and asset managed by Colony NorthStar (or its affiliates and predecessors). We believe that the scale of our portfolio gives us a competitive advantage by providing us with significant portfolio diversification, economies of scale and advantageous access to capital.

Nimble and differentiated investment strategy.

We focus on originating, acquiring, financing and managing CRE senior mortgage loans, mezzanine loans, preferred equity, debt securities and net leased properties. Our investment strategy is dynamic and flexible, enabling us to adapt to shifts in economic, real estate and capital market conditions and to exploit market inefficiencies, as demonstrated by Colony NorthStar’s 26-year history. This flexible investment strategy will allow us to employ a customized, solutions-oriented approach to investment, which we believe is attractive to our borrowers and tenants and which will allow us to deploy capital across a broader opportunity set.

Relationship with Colony NorthStar.

We believe that our affiliation with Colony NorthStar, through our Manager, provides us with a number of competitive advantages, including:

•	Seasoned Management Team. The highly experienced Colony NorthStar senior management team is led by Thomas J. Barrack, Jr. and Richard B. Saltzman, and consists of real estate professionals from diverse CRE backgrounds with, on average, 32 years of operational and management experience. We expect that this Colony NorthStar team will work seamlessly with our senior management team, which is led by Kevin P. Traenkle and Sujan S. Patel. Messrs. Traenkle and Patel, as well as other members of our management team, have significant CRE experience through multiple real estate cycles and have been extensively involved in the investment and management of our predecessors’ portfolio of credit assets, including our initial portfolio.

•	Colony NorthStar Has a Substantial Equity Stake In Us. Immediately following the Combination and related transactions, Colony NorthStar owned approximately 37% of our common stock, on a fully diluted basis, evidencing a strong alignment of interests between Colony NorthStar and our stockholders. As a result, Colony NorthStar derives a substantial amount of value from its investment in us through our stock performance and the distributions that we expect to make.

•	Extensive Sourcing Capabilities. Colony NorthStar employs more than 70 dedicated investment professionals and has access to extensive relationships with borrowers and intermediaries, expertise in identifying, evaluating and structuring real estate investments across the capital stack in different market conditions, and real-time information on markets in which it owns and operates real estate assets. Colony NorthStar and its predecessors have a 26-year track record and have made over $100 billion of investments throughout economic cycles by focusing on opportunities that were often overlooked by or unavailable to other investors. We expect this experience will help us identify market trends and conditions to deploy capital successfully and provide us with access to proprietary investment opportunities.

•	Disciplined Underwriting and Asset Selection. Colony NorthStar’s fully integrated in-house operating platform has extensive experience underwriting, conducting due diligence and valuing real estate and real estate-related assets. The foundation of this underwriting platform is Colony NorthStar’s credit-oriented culture and its in-depth, asset level evaluation of each investment opportunity using rigorous quantitative and qualitative analysis. We believe that these tools provide us with an advantage relative to many of our competitors and enable Colony NorthStar to better identify attractive investment opportunities and assess the performance, risk and returns that we should expect from any particular investment.

•	Robust Asset Management Capabilities. Colony NorthStar maintains best-in-class asset management and risk management capabilities. We expect Colony NorthStar to maximize the value of our invested capital and create potential capital appreciation opportunities through active management of our portfolio. The senior personnel of Colony NorthStar and its affiliates are highly experienced in loan, securities and real estate asset management, and have been successful in formulating and executing various asset management strategies through a variety of economic cycles and in complex capital structures. We are able to draw on the experience of Colony NorthStar’s more than 75 dedicated asset management professionals, who, in collaboration with the investments team, will formulate a strategic plan to extract the maximum amount of value from each investment through, among other things, repositioning, restructuring, intensive management and, when appropriate, enforcing our rights and remedies.

•	Public Company and REIT Management Experience. Colony NorthStar and its predecessors have a successful track record managing publicly registered investment platforms, including Colony Financial, which was an externally managed NYSE-listed commercial mortgage REIT with an investment strategy similar to ours, focused on high-yielding loan originations and acquisitions and real estate equity before consummating a business combination and management internalization transaction with Colony Capital, LLC in April 2015. In addition, Colony NorthStar currently manages other publicly traded REITs, non-traded REITs and registered investment companies, including NYSE-listed NorthStar Europe and previously managed NorthStar I and NorthStar II prior to the Combination. Through the management of these companies, Colony NorthStar has developed significant expertise in operating publicly registered companies, including public company reporting, internal controls and risk management, legal and regulatory compliance (including REIT and Investment Company Act compliance), stock exchange requirements, operations, financing and accessing the capital markets.

Our Financing Strategy

We have a multi-pronged financing strategy that includes an up to $400 million secured revolving credit facility, up to approximately $1.3 billion in secured revolving repurchase facilities, non-recourse securitization financing, commercial mortgages and other asset-level financing structures. In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan or securitization. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including through the use of hedges, as appropriate.

Leverage Policies

See the section entitled “Leverage Policies” in Item 7 below for a discussion of our leverage policies.

Investment Guidelines

We have no prescribed limitation on any particular investment type. However, the Company’s board of directors (“Board of Directors”) has adopted the following investment guidelines:

•	no investment shall be made that would cause the Company to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment shall be made that would cause the Company or any subsidiary to be required to be registered as an investment company under the Investment Company Act;

•	until appropriate investments can be identified, the Manager may invest the proceeds of any future offerings of the Company in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities, that are consistent with the Company’s intention to qualify as a REIT and maintain its exemption from registration under the Investment Company Act;

•	no investment shall require prior approval of the Board of Directors or a majority of the independent directors solely because such investment constitutes (1) a co-investment made by and between the Company or any subsidiary, on the one hand, and one or more investment vehicles formed, sponsored and managed by Colony NorthStar or any of its subsidiaries, on the other hand, regardless of when such co-investment is made, or (2) a transaction related to any such co-investment;

•	any investment with a total net commitment by the Company OP of greater than 5% of the Company OP’s net equity (computed using the most recently available publicly filed balance sheet) shall require the approval of the Board of Directors or a duly constituted committee of the Board of Directors (with total net commitment by the Company OP being the aggregate amount of funds directly or indirectly committed by the Company OP to such investment net of any upfront fees received by the Company or any subsidiary in connection with such investment); and

•	any investment with a total net commitment by the Company OP of between 3% and 5% of the Company OP’s net equity (computed using the most recently available publicly filed balance sheet) shall require the approval of the Board of Directors or a duly constituted committee of the Board of Directors (with total net commitment by the Company OP being the aggregate amount of funds directly or indirectly committed by the Company OP to such investment net of any upfront fees received by the Company or any subsidiary in connection with such investment), unless the investment falls within specific parameters approved by the Board of Directors and in effect at the time such commitment is made.

The investment guidelines can be amended or waived with the approval of the Board of Directors (which must include a majority of the independent directors) and the Manager.

Operating and Regulatory Structure

REIT Qualification

We intend to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2018. If we qualify as a REIT, we generally will not be subject to U.S. federal income tax on the “REIT taxable income” that we distribute annually to our stockholders.

Investment Company Act Matters

We and our subsidiaries conduct our operations so that we are not required to register as an investment company under the Investment Company Act.

We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, we, through our subsidiaries, are primarily engaged in non-investment company businesses related to real estate. In addition, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of our total assets on an unconsolidated basis will consist of “investment securities.” Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and that owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items). Excluded from the term “investment securities” (as that term is defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Under the Investment Company Act, a subsidiary is majority-owned if a company owns 50% or more of its outstanding voting securities. To avoid the need to register as an investment company, the securities issued to us by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excluded from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis. We monitor our holdings to ensure ongoing compliance with this test.

We hold our assets primarily through direct or indirect wholly-owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. To qualify for the exclusion pursuant to Section 3(c)(5)(C), based on positions set forth by the staff of the SEC, each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) at least 80% of its assets in “qualifying” real estate assets and real estate-related assets. For our subsidiaries that maintain this exclusion or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.” “Qualifying” real estate assets for this purpose include senior mortgage loans, certain B-notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior loans for the purposes of the Investment Company Act. We treat as real estate-related assets B-pieces and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. Unless a relevant SEC no-action letter or other guidance applies, we expect to treat preferred equity interests as real estate-related assets. The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exclusion. Unless the SEC or its staff issues guidance with respect to CMBS, we intend to treat CMBS as a real estate-related asset. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. For our subsidiaries that maintain this exclusion or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.”

If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

As a consequence of our seeking to avoid the need to register under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to avoid the need to register under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate. In addition, seeking to avoid the need to register under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, avoiding registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.

There can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an unregistered investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns.

Government Regulation Relating to the Environment

Our properties are subject to various federal, state and local environmental laws, statutes, ordinances and regulations. Such laws and other regulations relate to a variety of environmental hazards, including asbestos-containing materials (“ACM”), toxins or irritants, regulated substances, emissions to the environment, fire codes and other hazardous or toxic substances, materials or wastes. Under these laws, a current or previous owner or operator of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for costs and liabilities related to contamination or other environmental issues at or with respect to the property. Such cleanup laws typically impose cleanup responsibility and liability without regard to whether the owner or operator party knew of or was responsible for the release or presence of such hazardous or toxic substances. These liabilities and costs, including for investigation, remediation or removal of those substances, third party tort claims resulting from personal injury or property damage, and costs to properly manage or abate asbestos may be substantial. Absent succeeding to ownership, operation or other control of real property, a secured lender is not likely to be directly subject to any of these forms of environmental liability, although a borrower could be subject to these liabilities impacting its ability to make loan payments.

Prior to closing any property acquisition, we intend to obtain environmental assessments in a manner we believe prudent in order to attempt to identify potential environmental concerns with respect to such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the result of the first phase of the environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures.

We are not currently aware of any environmental liabilities that could materially affect the Company. Refer to the risk factor “Environmental compliance costs and other environmental liabilities associated with our current or former properties or our CRE debt or real estate-related investments may materially impair the value of our investments and expose us to material liability” in the section entitled “Risk Factors—Risks Related to Our Business and Our Investments” for more details regarding potential environmental liabilities and risk related to the Company.

Other Regulation

Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other charges; (3) require disclosures to customers; (4) govern secured transactions; (5) set collection, foreclosure, repossession and claims handling procedures and other trade practices; and (6) regulate affordable housing rental activities. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies, and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans and the Fair Housing Act. We intend to conduct our business so that we comply with such laws and regulations.

Competition

We are engaged in a competitive business. In our lending and investing activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including funds that Colony NorthStar or its affiliates may in the future sponsor, advise and/or manage), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.

In addition, changes in the financial regulatory regime following the 2016 U.S. Presidential election could decrease the current restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. For example, the Financial CHOICE Act was introduced in Congress as an avenue for significant amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and may diminish or eliminate risk retention requirements. If the Financial CHOICE Act or similar legislation is enacted, it could increase competition with our business.

We believe access to our Manager’s and Colony NorthStar’s professionals and their industry expertise and relationships provide us with competitive advantages in assessing risks and determining appropriate pricing for potential investments. We believe these relationships enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Employees

We do not have any employees. We are externally managed by our Manager pursuant to the Management Agreement between our Manager and us (the “Management Agreement”). Our executive officers are employees of our Manager or one or more of its affiliates.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies that are not emerging growth companies. These provisions include, but are not limited to:

•	permission to present fewer than five years of selected financial information in this Annual Report on Form 10-K;

•	reduced disclosure about our executive compensation arrangements;

•	exemption from the requirement to seek non-binding stockholder advisory votes on executive compensation or golden parachute arrangements;

•	exemption from the requirement to obtain an auditor attestation of our internal control over financial reporting; and

•	extension of time to comply with new or revised accounting standards available until those standards would otherwise apply to private companies.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual gross revenues as of the end of our fiscal year, if we have more than $700 million in market value of our stock held by non-affiliates as of the end of our second fiscal quarter or if we issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some or all of these reduced disclosure obligations.

Corporate Information

The Company was formed as a Maryland corporation on August 23, 2017. Our principal executive offices are located at 515 S. Flower Street, 44th Floor, Los Angeles, CA 90071, and our telephone number is (310) 282-8820. Our website is www.clncredit.com. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information on the website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. Set forth below are the risks and uncertainties that we believe are material to stockholders but are not the only ones we face. Additional risks and uncertainties not presently known to us that we currently deem immaterial or that generally apply to all businesses also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flow and liquidity could be materially adversely affected. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Risks Related to Our Manager and Conflicts of Interests

We depend upon our Manager, Colony NorthStar and their key personnel for our success. The loss of or the inability to obtain key investment professionals at our Manager, Colony NorthStar or their affiliates, or limits on or the loss of Colony NorthStar’s support to us or our Manager, could delay or hinder implementation of our investment strategy. We may not find a suitable replacement for our Manager if the Management Agreement is terminated.

Our ability to achieve our investment objectives depends in substantial part upon the performance of our Manager in the origination, acquisition and management of our investments, including the determination of any financing arrangements, as well as the performance of the third-party servicers (including any affiliated Colony NorthStar servicer) of our real estate debt investments. Subject to investment, leverage and other guidelines or policies adopted by the Board of Directors, our Manager has discretion regarding the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend significantly upon the experience, skill, resources, relationships and contacts of the executive officers and key personnel of our Manager, Colony NorthStar and their affiliates. Executive officers and key personnel of our Manager and Colony NorthStar will evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. We cannot assure stockholders that such key personnel will continue to be associated with our Manager, Colony NorthStar or their affiliates in the future. The departure of any of these persons could have a material adverse effect on our performance and we can provide no assurance that our Manager, Colony NorthStar or their affiliates could attract other highly skilled professionals.

Neither our Manager nor Colony NorthStar is obligated to dedicate any specific personnel exclusively to us, nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. As a result, we cannot provide any assurances regarding the amount of time our Manager or Colony NorthStar will dedicate to the management of our business. Moreover, each of our officers and non-independent directors is also an employee of our Manager, Colony NorthStar or one of their affiliates, has significant responsibilities for other investment vehicles currently managed by Colony NorthStar or its affiliates, and may not always be able to devote sufficient time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed.

Uncertainty regarding business events and operations at our Manager, Colony NorthStar and their affiliates may have an adverse effect on us. These uncertainties could disrupt our business, and cause clients and others that deal with us or our Manager to seek to change existing business relationships, cease doing business with us or our Manager or cause potential new clients to delay doing or elect not to do business with us.

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s and Colony NorthStar’s officers and key personnel. The current term of the Management Agreement will extend to January 31, 2021, the third anniversary of the completion of the Combination and will be automatically renewed for a one-year term each anniversary thereafter; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days’ prior notice following the expiration of the initial three-year term or any subsequent renewal term. If the Management Agreement is terminated and no suitable replacement manager is found to manage us, we may not be able to execute our business plan.

There are various conflicts of interest in our relationship with our Manager, Colony NorthStar and their affiliates, which could result in decisions which are not in the best interest of our stockholders.

We are subject to conflicts of interest arising out of our relationship with our Manager, Colony NorthStar and their affiliates. We rely on our Manager’s or its affiliates’ executive officers and investment professionals to identify suitable investment opportunities for our Company. These executive officers and investment professionals may also be executive officers, directors and managers of Colony NorthStar and its affiliates, including closed-end or open-end investment funds, vehicles (including public non-traded real estate investment trusts, registered investment companies and externally managed public companies), accounts, products and/or other similar arrangements sponsored, branded, advised and/or managed by Colony NorthStar or any of its affiliates, in existence or subsequently established (including any related successor funds, alternative vehicles, supplemental capital vehicles, co-investment vehicles and other entities formed and managed in connection with Colony NorthStar’s investment management activities) (collectively, the “Managed Companies”). As a result, those executive officers and investment professionals owe duties to each of these entities, their members and limited partners and investors, which duties may from time-to-time conflict with the duties that they owe to us and our stockholders.

The Manager and its affiliates, including Colony NorthStar, and their respective officers, directors, employees and personnel may engage in business opportunities that are the same or similar to our activities and provide investment advisory services to others with investment objectives or policies that are similar to ours, including advising Managed Companies. Therefore, many investment opportunities sourced by our Manager or its affiliates that are suitable for us may also be suitable for Colony NorthStar and/or other Managed Companies. In addition, the activities of other Managed Companies of Colony NorthStar or its affiliates could restrict our ability to pursue certain asset acquisitions or take other actions related to our business.

As of December 31, 2017, there were four other Managed Companies with investment objectives or guidelines that overlapped in part with ours and remain in their investment stage, with approximately $540 million of uncommitted capital availability in the aggregate as of December 31, 2017. Two of those Managed Companies are continuing to raise additional capital.

Furthermore, our Manager’s associated persons who are responsible for allocating investment opportunities among clients must ensure that allocations comply with the requirements of the investment allocation policy, the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and other applicable laws and regulations, any exemptive relief provided to our Manager or its affiliates or clients, and the terms of each relevant client operating agreement or constituent documents, offering materials and/or advisory agreements. A dedicated mandate may cause certain Managed Companies to have priority over other Managed Companies (including us) with respect to specific investment opportunities. A preference for such a dedicated mandate may result in fewer of such investment opportunities being made available to us to the extent they are within our investment strategy.

If it is determined that an investment is most suitable for a particular client, the investment will be allocated to such client. If it is determined that an investment is equally suitable for two or more clients, then our Manager may allocate the investment among such clients on a rotational basis. In general, a rotational allocation methodology means that if a client has been previously allocated an investment as a result of the rotational process, it may be skipped in the rotation until all other clients for which a particular investment is equally suitable have been allocated an investment. However, there is no guarantee that additional investment opportunities will become available in the future. Subject to regulatory restrictions, SEC guidance and any exemptive orders obtained by one or more Managed Companies (as applicable), our Manager may deem it appropriate for us and one or more other Managed Companies to co-invest in an investment opportunity (based on available capital, among other relevant factors, to the extent required). To the extent that a Managed Company has significant available capital, the likelihood that we may co-invest in a particular asset with such fund could increase significantly. In addition, because affiliates of Colony NorthStar also manage the Managed Companies, and fees payable to such affiliates by the Managed Companies may be more advantageous than fees payable to our Manager, our interests in such investments may conflict with the interests of the Managed Companies, and our Manager or its affiliates may take actions that may not be most favorable to us, including in the event of a default or restructuring of assets subject to co-investment rights.

The decision of how any potential investment should be allocated among clients in many cases may be a matter of highly subjective judgment, which will be made by our Manager in its sole discretion. Stockholders may not agree with the determination, and such determination could have an adverse effect on our investment strategy. Our right to participate in the investment allocation process described above will terminate once we are no longer advised by our Manager or its affiliates.

In addition, subject to compliance with the Advisers Act, and the rules promulgated thereunder, we may enter into principal transactions with our Manager or its affiliates or cross-transactions with other Managed Companies. For certain cross-transactions, our Manager may receive a fee from us or another Managed Company and conflicts may exist. There is no guarantee that any such transactions will be favorable to us. Because our interests and the interests of Colony NorthStar and our Manager may not be aligned, we may face conflicts of interest that result in action or inaction that is detrimental to us.

Further, there are conflicts of interest that arise when our Manager makes expense allocation determinations, as well as in connection with any fees payable between us and our Manager. These fees and allocation determinations are sometimes based on estimates or judgments, which may not be correct and could result in our Manager’s failure to allocate certain fees and costs to us appropriately.

In addition, as certain Managed Companies are, and other co-investment funds managed by Colony NorthStar and its affiliates in the future likely will be, closed-end funds with finite lives, such funds are expected to dispose of substantially all of the assets in their respective portfolios prior to dissolution. As a result, prior to such dissolutions, we may need to sell our interests in the co-investment assets before we otherwise would in order to avoid a potential conflict. Our decision to sell such interests will depend, among other things, on our ability to sell the interests at favorable prices or at all. It is also possible that our Manager or its affiliates, who also manage such funds, may sell such co-investment assets at times or prices that are not in the best interests of us or our stockholders. In addition, to the extent that such funds dispose of co-investment assets that are qualifying assets, we may be required to purchase additional qualifying assets (subject to the availability of capital at favorable prices or at all) or sell non-qualifying assets at inopportune times or prices in order to maintain our qualification as a REIT and our exemption from registration under the Investment Company Act. Even if our interests are not in conflict with those of funds with co-investment rights, we will not realize the full economic benefits of the investment. If any of the foregoing were to occur, our Manager’s ability to operate our business in a manner consistent with our business strategy could be hindered materially, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Our Manager and its affiliates receive fees in connection with the management of our investments regardless of their quality or performance. As a result, our Manager may be incentivized to allocate investments that have a greater cost to increase the amount of fees payable to them.

Our Manager and its affiliates receive fees in connection with the management of our investments regardless of their quality or performance or the services provided. Our Manager’s entitlement to base management fees, which are not based upon performance metrics or goals, could reduce its incentive to devote its time and effort to seeking loans and investments that provide attractive risk-adjusted returns for our portfolio. Consequently, we are required to pay our Manager base management fees in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

These management fees could influence the advice given to us by the key personnel of our Manager and its affiliates, including our Manager’s investment committee. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Manager and its affiliates, including the Management Agreement; and

•	whether we seek approval to internalize our management, which may entail acquiring assets from Colony NorthStar (such as office space, furnishings and technology costs) and employing our Manager or its affiliates’ professionals performing services for us for consideration that would be negotiated at that time and may result in these investment professionals receiving more compensation from us than they currently receive from our Manager or its affiliates.

In addition, our Manager has the ability to earn incentive fees each quarter based on our earnings, which may create an incentive for our Manager to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the incentive fees to which it is entitled. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could materially and adversely affect our results of operations and financial condition. Payment of these fees may also result in the immediate dilution of the value of stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders.

Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Manager and third-party servicers. Any adverse changes in our Manager and its affiliates’ financial health, the public perception of our Manager, or our relationship with our Manager or its affiliates could hinder our operating performance and the return on stockholders’ investment.

We depend on our Manager for the identification and origination or acquisition of investments and the management of our assets and operation of our day-to-day activities. If our Manager performs poorly and as a result is unable to originate and/or acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to stockholders at presently contemplated levels, if at all. Our Manager’s platform may not be scalable if our business grows substantially, it may be unable to make significant investments on a timely basis or at reasonable costs, or its service providers may be strained by our growth, which could disrupt our business and operations. Similarly, if our third-party servicers (including any affiliated Colony NorthStar servicer) perform poorly, we may be unable to realize all cash flow associated with our real estate debt and debt-like investments.

Because Colony NorthStar is a publicly traded company, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of Colony NorthStar or other publicly traded Managed Companies, such as NorthStar Europe, could result in an adverse effect on our ability to acquire assets and obtain financing from third parties on favorable terms or at all. Any adverse changes in the financial condition of our Manager or its affiliates, including Colony NorthStar, or our relationship with them could hinder their ability to successfully manage our operations and our portfolio of investments.

Our Manager may not be successful, or there may be delays, in locating or allocating suitable investments, which could limit our ability to make distributions and lower the overall return on stockholders’ investment.

Our Manager may not be successful in locating suitable investments on financially attractive terms. If we, through our Manager, are unable to find and allocate suitable investments promptly, we may hold the funds available for investment in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions, and we may not be able to meet our investment objectives. Further, the more money we have available for investment, the more difficult it will be to invest the funds promptly and on attractive terms. If our Manager is able to identify suitable investments, it may not be successful in consummating the investment, resulting in increased costs and diversion in the investment professionals’ time, or if consummated, the returns on the investments may be below expectations.

Our Manager manages our portfolio pursuant to investment guidelines and is not required to seek the approval of our Board of Directors for each investment, financing, asset allocation or hedging decision made by it (subject to the net commitment thresholds set forth in our investment guidelines), which may result in riskier loans and investments and which could adversely affect our results of operations and financial condition.

Our Manager is authorized to follow investment guidelines that provide it with broad discretion in investment, financing, asset allocation and hedging decisions to the extent, generally, that any such investment contemplates a total net commitment by the Company OP of less than 3% of the Company OP’s net equity. Our investment guidelines may be changed at any time with the consent of our Board of Directors, but without the consent of our stockholders. Our Board of Directors will periodically review our investment guidelines and our loan and investment portfolio but is not required to review and approve in advance all of our proposed loans and investments or our Manager’s financing, asset allocation or hedging decisions, subject to the net commitment thresholds set forth in our investment guidelines. Subject to maintaining our REIT qualification and our exclusion from registration under the Investment Company Act, our Manager has latitude within the investment guidelines in determining the types of loans and investments it makes for us and how such loans and investments are financed or hedged and there are no limits on geographic or industry concentration, which could result in investment returns that are substantially below expectations or that result in losses, which could adversely affect our results of operations and financial condition.

Colony NorthStar and/or our Manager may revise our investment allocation policy and may in the future change then-existing, or adopt additional, conflicts of interest resolution policies and procedures designed to support the fair and equitable allocation of investments and to prevent the preferential allocation of investment opportunities among entities with overlapping investment objectives. The result of such a revision to the investment allocation policy may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by our Manager and its affiliates and/or its partners, thereby reducing the number of investment opportunities available to us. The investment allocation policy may not be materially amended in any manner that is reasonably likely to be adverse to us unless such amendment has been approved by a majority of our independent directors. Material changes to the investment allocation policy will be disclosed to clients and in public filings with the SEC, as appropriate. Our independent directors will periodically review our Manager’s and Colony NorthStar’s compliance with these conflicts of interest and allocation provisions.

The Management Agreement with our Manager was negotiated among related parties and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

Certain of our executive officers and directors are executives of Colony NorthStar. The Management Agreement was negotiated among related parties and its terms, including the fees to be paid to our Manager and its affiliates for services they provide for us were not determined on an arm’s length basis. Subject to certain limitations and exceptions, we also reimburse our Manager for both direct expenses as well as indirect costs, including our allocable share of personnel and employment costs of our Manager and its affiliates, which may include certain executive officers and non-investment personnel of our Manager and its affiliates, as well as expenses related to any office or office facilities, technology, travel and other general and administrative costs and expenses. As a result, the fees and reimbursements may be in excess of amounts that we would otherwise pay to third parties for such services.

Termination of the Management Agreement without cause will be difficult and costly. We may elect not to renew the Management Agreement upon the expiration of the initial three-year term or any subsequent renewal term by providing at least 180 days’ prior written notice to our Manager only if there has been an affirmative vote of at least two-thirds of our independent directors then serving on our Board of Directors that (i) there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) the compensation we pay to our Manager, in the form of base management fees and incentive fees, or the amount thereof, is unfair to us, subject to our Manager’s right to prevent any termination due to unfair fees by accepting a reduction of management and/or incentive fees agreed to by at least two-thirds of our independent directors. Upon such a termination, or if we materially breach the Management Agreement and our Manager terminates the Management Agreement, the Management Agreement provides that we will be required to pay our Manager a termination fee, which is equal to three (3) times the sum of (x) the average annual base management fee and (y) the average annual incentive fee, in each case earned by our Manager during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination. Additionally, upon termination of the Management Agreement for any reason, including for cause, we will be required to pay our Manager all accrued and unpaid fees and expense reimbursements earned prior to the date of termination.

To the extent permitted by law, our Manager maintains a contractual as opposed to a fiduciary relationship with us. Our Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities.

Pursuant to the Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. To the extent permitted by law, our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the Management Agreement, our Manager and its affiliates, including their respective directors, members, officers, managers, employees, trustees, control persons, partners, stockholders and equityholders, will not be liable to us, any subsidiary of ours, our Board of Directors, our stockholders or any of our subsidiaries’ stockholders, members or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, unless such acts or omissions constitute gross negligence, fraud, willful misconduct, bad faith or reckless disregard of their duties under the Management Agreement. We have agreed to indemnify our Manager and its affiliates, including their respective directors, members, officers, managers, employees, trustees, control persons, partners, stockholders and equityholders from and against any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature, including reasonable legal fees and other expenses reasonably incurred in respect of, arising out of or in connection with our business and operations or any action taken or omitted by any such person in good faith by or on our behalf pursuant to authority granted by the Management Agreement, except where found by a court of competent jurisdiction to be attributable to the gross negligence, fraud, willful misconduct or bad faith by such person or the reckless disregard by such person of their duties under the Management Agreement. As a result, we could experience poor performance or losses for which our Manager would not be liable.

Risks Related to Our Company and Our Structure

We have no operating history and may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We were organized in August 2017 and began operations in February 2018, following the closing of the Combination. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies as described in this Annual Report on Form 10-K. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of our target assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions.

We may not realize the anticipated benefits of the Combination.

Our management will have to dedicate substantial effort to integrating the businesses of the CLNS OP Contributed Entities, the RED REIT Contributed Entities, NorthStar I and NorthStar II. These efforts may divert management’s focus and resources from our business, corporate initiatives or strategic opportunities. In addition, the actual integration may result in additional and unforeseen expenses and delays and the anticipated benefits of the integration may not be realized. Actual growth and cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. Difficulties associated with managing our large and complex portfolio could prevent us from realizing the anticipated benefits of the Combination and have a material adverse effect on our business. If we are not able to address integration challenges adequately, we may be unable to integrate successfully the operations of the CLNS OP Contributed Entities and the RED REIT Contributed Entities, NorthStar I and NorthStar II or to realize the anticipated benefits of the integration of the CLNS OP Contributed Entities, the RED REIT Contributed Entities, NorthStar I and NorthStar II.

We expect to incur significant costs in connection with the integration of the CLNS OP Contributed Entities, the RED REIT Contributed Entities, NorthStar I and NorthStar II.

We expect to incur significant costs in connection with integrating the portfolios of the CLNS OP Contributed Entities, the RED REIT Contributed Entities, NorthStar I and NorthStar II, including unanticipated costs and the assumption of known and unknown liabilities. While we have assumed that a certain level of transaction and integration expenses will be incurred, there are factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Although NorthStar I and NorthStar II expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of their businesses, should allow us to offset these incremental expenses over time, the net benefit may not be achieved in the near term, or at all.

We have assumed the liabilities and obligations of the CLNS OP Contributed Entities and the RED REIT Contributed Entities, NorthStar I and NorthStar II. These liabilities could have a material adverse effect on our business to the extent the CLNS OP Contributed Entities and the RED REIT Contributed Entities, NorthStar I or NorthStar II have not identified such liabilities or have underestimated the nature, amount or significance, based on amount or otherwise, of such liabilities.

We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through monthly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be materially and adversely affected by a number of factors, including the risk factors described herein. Distributions to our stockholders, if any, will be authorized by our Board of Directors in its sole discretion and declared by us out of funds legally available therefor and will be dependent upon a number of factors, including our targeted distribution rate, access to cash in the capital markets and other financing sources, historical and projected results of operations, cash flows and financial condition, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects, our financing covenants, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law (the “MGCL”) and such other factors as our Board of Directors deems relevant.

We believe that a change in any one of the following factors could adversely affect our results of operations and cash flows and impair our ability to make distributions to our stockholders:

•	our ability to make attractive investments;

•	margin calls or other expenses that reduce our cash flows;

•	defaults or prepayments in our investment portfolio or decreases in the value of our investment portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.

In addition, distributions out of our current earnings and profits that we make to our stockholders will generally be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as (i) “capital gain dividends” to the extent that they are attributable to capital gain income recognized by us, (ii) “qualified dividend income,” or (iii) may constitute a return of capital to the extent that they exceed our current earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our Class A common stock.

Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.

Our Board of Directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our Board of Directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are riskier or different than our current investments. Our Board of Directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face. Our Board of Directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.

Certain provisions of the MGCL may have the effect of inhibiting a third party from acquiring our Company or of impeding a change of control under circumstances that otherwise could provide our Company’s stockholders with the opportunity to realize a premium over the then-prevailing market price of our Class A common stock, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our Company’s outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding stock of the corporation) or an affiliate of any interested stockholder and our Company for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that holders of “control shares” of our Company (defined as outstanding voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by the affirmative vote of the holders entitled to cast two-thirds of the votes entitled to be cast on the matter, excluding all interested shares.

In accordance with Maryland Business Combination Act our Board of Directors has exempted any business combinations between us and any person, provided that any such business combination is first approved by our Board of Directors. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to any future business combinations between us and any of our interested stockholders (or their affiliates) that are first approved by our Board of Directors, including any future business combination with Company OP or any current or future affiliates of Company OP. Our bylaws contain a provision exempting us from the Maryland Control Share Acquisition Act. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Directors, without stockholder approval and regardless of what currently is provided in our charter and our bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not have.

Ownership limitations may delay, defer or prevent a transaction or a change in our control that might involve a premium price for our Class A common stock or otherwise be in the best interest of our stockholders.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% of the value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year. Our charter, with certain exceptions, authorizes our Board of Directors to take the actions that are necessary or appropriate to preserve our qualification as a REIT. Unless exempted by our Board of Directors, no person may actually or constructively own more than 9.8% of the aggregate of the outstanding shares of our capital stock (as defined in our charter) by value or 9.8% of the aggregate of the outstanding shares of our common stock (as defined in our charter) by value or by number of shares, whichever is more restrictive. Our Board of Directors, in its sole discretion, may exempt (prospectively or retroactively) a person from this limitation if it obtains such representations, covenants and undertakings as it deems appropriate to conclude that granting the exemption will not cause us to lose our status as a REIT. These ownership limitations in our charter are standard in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to reduce administrative burdens. However, these ownership limits might also delay, defer or prevent a transaction or a change in control that might involve a premium price for our Class A common stock or otherwise be in the best interest of our stockholders or result in the transfer of shares acquired in excess of the ownership limits to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

Our charter contains provisions that make removal of our directors difficult, which makes it more difficult for our stockholders to effect changes to our management and may prevent a change in control of our Company that is otherwise in the best interests of our stockholders.

Our charter provides that a director may be removed only for cause and then only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies on our Board of Directors may be filled only by the affirmative vote of a majority of the remaining directors then in office, even if the remaining directors do not constitute a quorum, and directors elected to fill a vacancy will serve for the full term of the class of directors in which the vacancy occurred. These requirements make it more difficult for our stockholders to effect changes to our management by removing and replacing directors and may prevent a change in control of our company that is otherwise in the best interests of our stockholders.

Our charter permits our Board of Directors to issue stock with terms that may subordinate the rights of our Class A common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.

Our Board of Directors may classify or reclassify any unissued shares of common stock, classify any unissued shares of our preferred stock, as applicable, and reclassify any previously classified but unissued shares of our preferred stock into other classes or series of stock and set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our Board of Directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our Class A common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our Class A common stock. Additionally, our Board of Directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.

Our umbrella partnership real estate investment trust, or UPREIT, structure may result in potential conflicts of interest with members of our operating company whose interests may not be aligned with those of stockholders.

Members of our operating company have the right to vote on certain amendments to the limited liability company agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As managing member of our operating company, we are obligated to act in a manner that is in the best interest of our operating company. Circumstances may arise in the future when the interests of members in our operating company may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interests.

Failure to obtain, maintain or renew required licenses and authorizations necessary to operate our mortgage-related activities may have a material adverse effect us.

We and our Manager are required to obtain, maintain or renew certain licenses and authorizations (including “doing business” authorizations and licenses to act as a commercial mortgage lender) from U.S. federal or state governmental authorities, government sponsored entities or similar bodies in connection with some or all of our mortgage-related activities. There is no assurance that we or our Manager will be able to obtain, maintain or renew any or all of the licenses and authorizations that we require or that we or our Manager will avoid experiencing significant delays in connection therewith. The failure of our Company or our Manager to obtain, maintain or renew licenses will restrict our options and ability to engage in desired activities, and could subject us to fines, suspensions, terminations and various other adverse actions if it is determined that we or our Manager have engaged without the requisite licenses or authorizations in activities that required a license or authorization, which could have a material adverse effect on us.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected.

As a public company, we will be required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10- K, we will be required to furnish a report by management on the effectiveness of our internal controls over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Once we are no longer an emerging growth company, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting on an annual basis. The process of designing, implementing and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting is effective or if, once we are no longer an emerging growth company, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt our business and harm our results of operations.

Our business is highly dependent on communications and information systems of Colony NorthStar. We are dependent on the effectiveness of such information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if we have more than $1.07 billion in annual gross revenues as of the end of our fiscal year, we have more than $700 million in market value of our stock held by non-affiliates as of the end of our second fiscal quarter or we issue more than $1.0 billion of non-convertible debt over a three-year period. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our per share trading price may be adversely affected and become more volatile.

We do not own the Colony NorthStar name, but have entered into a license agreement with an affiliate of Colony NorthStar granting us the right to use the Colony NorthStar name. Use of the name by other parties or the termination of our license agreement may harm our business.

Concurrently with the completion of the Combination, we entered into a license agreement pursuant to which we have a non-exclusive, royalty-free license to use the name “Colony NorthStar.” Under this agreement, we have a right to use the “Colony NorthStar” name as long as our Manager is affiliated with Colony NorthStar. Colony NorthStar will retain the right to continue using the “Colony NorthStar” name. We will further be unable to preclude Colony NorthStar from licensing or transferring the ownership of the “Colony NorthStar” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Colony NorthStar or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using the “Colony NorthStar” name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.

Risks Related to Our Business and Our Investments

Our CRE debt, select equity and securities investments are subject to the risks typically associated with real estate.

Our CRE debt, select equity and securities investments are subject to the risks typically associated with real estate, including:

•	tenant mix;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	lack of liquidity inherent in the nature of the assets;

•	borrower/tenant/operator mix and the success of the borrower/tenant/operator business;

•	success of tenant businesses;

•	ability to collect interest/loan obligation/principal;

•	property management decisions;

•	property location, condition and design;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional or local economic conditions and/or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	compliance with environmental laws, including costs of remediation and liabilities associated with environmental conditions affecting properties;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.

The value of each investment is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of financing/interest payments, rental or other income that can be generated net of expenses required to be incurred with respect to the investment. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties. Some of our CRE securities may be subject to the risk of first loss and therefore could be adversely affected by payment defaults, delinquencies and others of these risks.

These factors may have a material adverse effect on the value and the return that we can realize from our assets, as well as the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans.

The B-Notes that we may acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in significant operating losses to us and may limit our ability to make distributions to our stockholders.

We may acquire B-Notes. A B-Note is a mortgage loan typically (1) secured by a first mortgage on a single large commercial property or group of related properties (and therefore reflect the risks associated with significant concentration) and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral. A privately negotiated intercreditor agreement between the holders of the A-Note and B-Note may restrict the rights of the B-Note holders. In particular, the intercreditor agreement may prohibit the B-Note holder from calling the loan, making modifications with respect to the loan or filing a bankruptcy petition without the consent of the A-Note holder. As a result, to the extent that we acquire B-Notes, the A-Note holder may take actions that we do not agree with and that are not in our stockholders’ best interests.

In addition, because the rights of the B-Note holder are subordinated to the rights of the A-Note holder, the B-Note may be the first to incur loss if the loan does not perform and the collateral value diminishes. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. If there are insufficient funds after payment to the A-Note holders, we could incur significant losses related to our B-Notes, which would result in operating losses for us and may limit our ability to make distributions to our stockholders.

The mezzanine loan assets that we may acquire will involve greater risks of loss than senior loans secured by income-producing properties.

We may acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements between the holder of the mortgage loan and us, as the mezzanine lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to our mezzanine loans could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Participating interests may not be available and, even if obtained, may not be realized.

In connection with the origination or acquisition of certain structured finance assets, subject to maintaining our qualification as a REIT, we may obtain participating interests, or equity “kickers,” in the owner of the property that entitle us to payments based upon a development’s cash flow or profits or any increase in the value of the property that would be realized upon a refinancing or sale thereof. Competition for participating interests is dependent to a large degree upon market conditions. Participating interests are more difficult to obtain when real estate financing is available at relatively low interest rates. Participating interests are not insured or guaranteed by any governmental entity and are therefore subject to the general risks inherent in real estate investments. Therefore, even if we are successful in making investments that provide for participating interests, there can be no assurance that such interests will result in additional payments to us.

Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks relating to bankruptcy proceedings.

While our investment strategy focuses primarily on investments in “performing” real estate-related interests, our investment program may include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed bank loans and debt securities) or may involve investments that become “non-performing” following our acquisition thereof. Certain of our investments may, therefore, include specific securities of companies that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk.

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructures. Identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and a substantial writedown of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement “takeout” financing will not be available.

These financial difficulties may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to us and distributions by us to the stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions held by us or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

Provisions for loan losses and impairment charges are difficult to estimate, particularly in a challenging economic environment and if they turn out to be incorrect, our results of operations and financial condition could be materially and adversely impacted.

In a challenging economic environment, we may experience an increase in provisions for loan losses and asset impairment charges, as borrowers may be unable to remain current in payments on loans and declining property values weaken our collateral. Our determination of provision for loan losses requires us to make certain estimates and judgments based on a number of factors, including projected cash flow from the collateral securing our CRE debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Some of our investments have limited liquidity or are not publicly traded and so we estimate the fair value of these investments on a quarterly basis. Also, the analysis of the value or income-producing ability of commercial property is highly subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments when market volatility may make it difficult to determine the fair value of certain of our assets and liabilities or the likelihood of repayment of loans we originate. Subsequent valuations and estimates, in light of factors then prevailing, may result in decreases in the values of our assets resulting in impairment charges or increases in loan loss provisions and therefore our results of operations, financial condition and our ability to make distributions to stockholders could be materially and adversely impacted.

Prepayment rates may adversely affect the value of our portfolio of assets.

Generally, our borrowers may repay their loans prior to their stated final maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the value of our assets may be affected by prepayment rates on loans. If we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates.

Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates and credit spreads, fluctuations in asset values, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.

We invest in preferred equity interests, which involve a greater risk than conventional senior, junior or mezzanine debt financing.

Our preferred equity investments involve a higher degree of risk than conventional debt financing due to a variety of factors, including their non-collateralized nature and subordinated ranking to other loans and liabilities of the entity in which such preferred equity is held. Accordingly, if the issuer defaults on our investment, we would only be able to proceed against such entity in accordance with the terms of the preferred security, and not against any property owned by such entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after all lenders to, and other creditors of, such entity are paid in full. As a result, we may lose all or a significant part of our investment, which could result in significant losses, have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

We invest in commercial properties subject to net leases, which could subject us to losses.

We invest in commercial properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. Under many net leases, however, the owner of the property retains certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we were to fail to meet any such obligations, the applicable tenant could abate rent or terminate the applicable lease, which could result in a loss of our capital invested in, and anticipated profits from, the property.

We expect that some commercial properties subject to net leases in which we invest generally will be occupied by a single tenant and, therefore, the success of these investments will be materially dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

In addition, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.

We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, our Manager will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the Internal Revenue Service (the “IRS”) will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.

We have investments in private equity real estate (“PE”) funds, and there is no assurance these investments will achieve the returns expected upon initial execution of the respective investments.

The success of our PE investments in general is subject to a variety of risks, including, without limitation, risks related to: (i) the quality of the management of the portfolio funds in which we invest and the ability of such management to successfully select manage and dispose of investment opportunities; (ii) general economic conditions; and (iii) the ability of the portfolio funds and, if applicable, us, to liquidate investments on favorable terms or at all. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the possibility that: (a) the agreed upon net asset value (“NAV”) does not necessarily reflect the fair value of the fund interests on such date and the current fair value could be materially different; (b) the actual amount of future capital commitments underlying all of the fund interests that will be called and funded by us could vary materially from our expectations; and (c) because, among other matters, the sponsors of the private equity funds, rather than us, will control the investments in those funds, we could lose some or all of our investment. Furthermore, the timing in which we will realize proceeds, if any, from our PE investments could differ materially from expectations and our actual yield could be substantially lower than our assumed yield. There can be no assurance that the management team of a portfolio fund or any successor will be able to operate the portfolio fund in accordance with our expectations or that we will be able to recover on our investments. In addition, investments in a real estate private equity fund generally will be illiquid and entail the payment of certain expenses, plus management fees and carried interest to the general partner or investment manager of the fund, which are in addition to the fees and expenses incurred directly by us. In certain cases, the general partner or investment manager of the fund may be Colony NorthStar. Such fees and expenses reduce our returns. Furthermore, we have and may continue to acquire PE investments as co-investments with Colony NorthStar or other Managed Companies, which increases the likelihood that our Manager could have conflicts of interest with that company.

We invest in CRE securities, including CMBS and collateralized debt obligations (“CDOs”), which entail certain heightened risks and are subject to losses.

We invest in a variety of CRE securities, including CMBS, CDOs and other subordinate securities. The market for CRE securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance. For example, the equity interests of CDOs are illiquid and often must be held by a REIT. CRE securities such as CMBS may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. The value of CRE securities may change due to interest rates, credit spreads, as well as shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the CRE debt market as a whole. The exercise of remedies and successful realization of liquidation proceeds relating to CRE securities may be highly dependent upon the performance of the servicer or special servicer. Ratings for CRE securities can also adversely affect their value. Moreover, some CRE securities, such as CDO notes, generally do not qualify as real estate assets for purposes of the gross asset and income requirements that apply to REITs, which could adversely affect our ability to qualify for tax treatment as a REIT.

Our investments in CMBS and CDOs are also subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS or CDO, there would be an increased risk of loss. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

Adverse changes in general economic conditions could adversely impact our business, financial condition and results of operations.

Our business is also closely tied to general economic conditions of the areas where our investments are located and in the real estate industry generally. As a result, our economic performance, the value of our CRE debt and debt-like investments, real estate and real estate related investments, and our ability to implement our business strategies may be significantly and adversely affected by changes in economic conditions in the United States where a substantial number of our investments are located and in international geographic areas, as applicable. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, Europe, China and elsewhere as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession, increasing political instability or uncertainty, or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. Declining real estate values could reduce our level of new loan originations and make borrowers less likely to service the principal and interest on our CRE debt investments. Slower than expected economic growth pressured by a strained labor market, could result in lower occupancy rates and lower lease rates across many property types, which could create obstacles for us to achieve our business plans. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.

Adverse changes in general economic conditions may also disrupt the debt and equity capital markets and lack of access to capital or prohibitively high costs of obtaining or replacing capital may materially and adversely affect our business.

We have only a limited ability to change our portfolio promptly in response to economic or other conditions. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations.

We are subject to significant competition, and we may not be able to compete successfully for investments, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to significant competition for attractive investment opportunities from other financing institutions and investors, including those focused primarily on real estate and real estate-related investment activities, some of which have greater financial resources than we do, including publicly traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors (including other funds managed by Colony NorthStar). Several of our competitors, including other REITs, have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we can. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. As we reinvest capital, we may not realize risk adjusted returns that are as attractive as those we have realized in the past. In addition, changes in the financial regulatory regime following the 2016 U.S. Presidential election could decrease the current restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. For example, the Financial CHOICE Act was introduced in Congress as an avenue for significant amendments to the Dodd-Frank Act and may diminish or eliminate risk retention requirements, among other things. If the Financial CHOICE Act or similar legislation is enacted, it could increase competition with our business.

As a result of this competition, desirable loans and investments in our target assets may be limited in the future, and we may not be able to take advantage of attractive lending and investment opportunities from time to time. In addition, reduced CRE transaction volume could increase competition for available investment opportunities. We can provide no assurance that we will be able to identify and originate loans or make investments that are consistent with our investment objectives. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•	acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;

•	pledge our investments as collateral for financing arrangements;

•	acquire only a minority and/or a non-controlling participation in an underlying investment;

•	co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non- controlling interests; or

•	rely on independent third-party management or servicing with respect to the management of an asset.

Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers or third parties controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may, in certain circumstances, be liable for the actions of our partners or co-venturers.

Most of the commercial mortgage loans that we originate or acquire are non-recourse loans.

Except for customary non-recourse carve-outs for certain actions and environmental liability, most commercial mortgage loans are effectively non-recourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. In the event of any default under a commercial mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal of and accrued interest on the mortgage loan, which could materially and adversely affect us. There can be no assurance that the value of the assets securing our commercial mortgage loans will not deteriorate over time due to factors beyond our control, as was the case during the credit crisis and the economic recession that began in 2008. Even if a commercial mortgage loan is recourse to the borrower (or if a non-recourse carve-out to the borrower applies), in most cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a commercial mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower, there is no assurance that any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

We may be subject to risks associated with future advance or capital expenditure obligations, such as declining real estate values and operating performance.

Our CRE debt investments may require us to advance future funds. We may also need to fund capital expenditures and other significant expenses for our real estate property investments. Future funding obligations subject us to significant risks, such as a decline in value of the property, cost overruns and the borrower or tenant may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay its obligations to us. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations may require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments. We could also find ourselves in a position with insufficient liquidity to fund future obligations.

We may be unable to restructure our investments in a manner that we believe maximizes value, particularly if we are one of multiple creditors in a large capital structure.

In order to maximize value, we may be more likely to extend and work out an investment rather than pursue other remedies such as taking title to collateral. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group or other applicable parties. These multiple creditor situations tend to be associated with larger loans. If we are one of a group of lenders, we may not independently control the decision-making. Consequently, we may be unable to restructure an investment in a manner that we believe would maximize value.

We may make investments in assets with lower credit quality, which will increase our risk of losses and may reduce distributions to stockholders and may adversely affect the value of our Class A common stock.

We may invest in unrated or non-investment grade CRE securities, enter into leases with unrated tenants or participate in subordinate, unrated or distressed mortgage loans. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the borrower owners or the properties underlying the loans or securities, the borrowers’ credit history, the properties’ underlying cash flow or other factors. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downturn, prices of lower credit quality investments and CRE securities may decline. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments. Any loss we incur may be significant, reduce distributions to stockholders and adversely affect the value of our Class A common stock.

Insurance may not cover all potential losses on CRE investments, which may impair the value of our assets.

We generally require that each of the borrowers under our CRE debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We also generally obtain insurance directly on any property we acquire. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not obtain, or require borrowers to obtain, certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Further, it is possible that our borrowers could breach their obligations to us and not maintain sufficient insurance coverage. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might decrease the value of the property and in turn impair our investment.

We depend on borrowers and tenants for a substantial portion of our revenue and, accordingly, our revenue and our ability to make distributions to stockholders will be dependent upon the success and economic viability of such borrowers and tenants.

The success of our origination or acquisition of investments significantly depends on the financial stability of the borrowers and tenants underlying such investments. Before making a loan to a borrower, we assess the strength and skills of an entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful. The inability of a single major borrower or tenant, or a number of smaller borrowers or tenants, to meet their payment obligations could result in reduced revenue or losses.

The leases at the properties underlying CRE debt investments or the properties held by us may not be relet or renewed on favorable terms, or at all, which may result in a reduction in our net income, and as a result we may be required to reduce or eliminate cash distributions to stockholders.

Our investments in real estate will be pressured if economic conditions and rental markets continue to be challenging. For instance, upon expiration or early termination of leases for space located at our properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. We may be receiving above market rental rates which will decrease upon renewal, which will adversely impact our income and could harm our ability to service our debt and operate successfully. Weak economic conditions would likely reduce tenants’ ability to make rent payments in accordance with the contractual terms of their leases and lead to early termination of leases. Furthermore, commercial space needs may contract, resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flow would likely be negatively affected as existing leases renew at lower rates. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate cash distributions to stockholders.

Because real estate investments are relatively illiquid, we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.

Many of our investments are illiquid. A variety of factors could make it difficult for us to dispose of any of our assets on acceptable terms even if a disposition is in the best interests of stockholders. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Certain properties may also be subject to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of financing that can be placed or repaid on that property. We may be required to expend cash to correct defects or to make improvements before a property can be sold, and we cannot provide assurance that we will have cash available to correct those defects or to make those improvements. The Code also places limits on our ability as a REIT to sell certain properties held for fewer than two years.

Borrowers under certain of our CRE debt investments may give their tenants or other persons similar rights with respect to the collateral. Similarly, we may also determine to give our tenants a right of first refusal or similar options. Such rights could negatively affect the residual value or marketability of the property and impede our ability to sell the collateral or the property.

As a result, our ability to sell investments in response to changes in economic and other conditions could be limited. To the extent we are unable to sell any property for its book value or at all, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our earnings. Limitations on our ability to respond to adverse changes in the performance of our investments may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.

Environmental compliance costs and other environmental liabilities associated with our current or former properties or our CRE debt or real estate-related investments may materially impair the value of our investments and expose us to material liability.

Under various federal, state and local environmental laws, statutes, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real property, such as us, our borrowers and our tenants, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related to releases of hazardous or toxic substances. materials or wastes, including petroleum and materials containing asbestos, present or released at, under, on, from, or disposed of or treated from or in connection with such property, as well as certain other potential liabilities relating to such substances, including government fines and penalties and damages for injuries to persons and property. In addition, some environmental laws can create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence, release or disposal of such substances, such liability may be joint and several, and liability may be imposed on the current or former owner or operator of a property in connection with the activities of a tenant at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our tenants’ ability to sell, develop, operate or lease real estate, or to borrow using the real estate as collateral, which, in turn, could reduce our revenues. We, as owner or operator of a site, including if we take ownership through foreclosure, or our tenants or borrowers may be liable under common law or otherwise to third parties for damages and injuries resulting from environmental contamination at or emanating from the site. Some of our properties are or have been used for commercial or industrial purposes involving the use or presence of hazardous substances, materials or waste, which could have resulted in environmental impacts at or from these properties, including contamination of which we are not presently aware.

Our properties are also subject to federal, state and local environmental, health and safety laws and regulations and zoning requirements, including those regarding the handling of regulated substances and wastes, emissions to the environment and fire codes. If we, or our tenants or borrowers, fail to comply with these various laws and requirements, we might incur costs and liabilities, including governmental fines and penalties. Moreover, we do not know whether existing laws and requirements will change or, if they do, whether future laws and requirements will require us to make significant unanticipated expenditures that could have a material adverse effect on us. Environmental noncompliance liability also could affect a tenant’s ability to make rental payments to us.

Some of our properties may contain, or may have contained, asbestos-containing building materials. Environmental, health and safety laws require that owners or operators of or employers in buildings with asbestos-containing materials (“ACM”) properly manage and maintain these materials, adequately inform or train those who may come into contact with ACM and undertake special precautions, including removal or other abatement, in the event that ACM is disturbed during building maintenance, renovation or demolition. These laws may impose fines and penalties on employers, building owners or operators for failure to comply with these laws. In addition, third parties may seek recovery from employers, owners or operators for personal injury associated with exposure to asbestos.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues also can stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants and others if property damage or personal injury occurs.

These costs and liabilities, including for any required investigation, remediation, removal, fines, penalties, costs to comply with environmental law or personal or property injury or damages and our or our tenants’ or borrowers’ liability could significantly exceed the value of the property without any limits.

The scope of any indemnification our tenants or borrowers have agreed to provide us for environmental liabilities may be limited. For instance, some of our agreements with our tenants or borrowers do not require them to indemnify us for environmental liabilities arising before such tenant or borrower took possession of the premises. Further, we cannot assure stockholders that any such tenant or borrower would be able to fulfill its indemnification obligations. If we were deemed liable for any such environmental liabilities and were unable to seek recovery against our tenant or borrower, our business, financial condition and results of operations could be materially and adversely affected.

Furthermore, we may invest in real estate, or CRE debt secured by real estate or subordinate interests, with environmental impacts or issues that materially impair the value of the real estate. Even as a lender, if we take title to collateral with environmental problems or if other circumstances arise, we could be subject to environmental liability. There are substantial risks associated with such an investment.

Laws, regulations or other issues related to climate change could have a material adverse effect on us.

If we, or other companies with which we do business, particularly utilities that provide our facilities with electricity, become subject to laws or regulations related to climate change, it could have a material adverse effect on us. The United States may enact new laws, regulations and interpretations relating to climate change, including potential cap-and-trade systems, carbon taxes and other requirements relating to reduction of carbon footprints and/or greenhouse gas emissions. Other countries have enacted climate change laws and regulations, and the United States has been involved in discussions and agreements regarding international climate change treaties. The federal government and some of the states and localities in which we operate have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effect on us to date, they could limit our ability to develop properties or result in substantial costs, including compliance costs, retrofit costs and construction costs, monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. In addition, these laws and regulations could lead to increased costs for the electricity that our tenant’s require to conduct operations. Furthermore, our reputation could be damaged if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations, liquidity and financial condition. Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. Any of these matters could have a material adverse effect on us.

Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.

We currently have, and may in the future enter into, joint ventures with third parties, affiliates of our Manager and other Managed Companies to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for instance, the following risks:

•	our joint venture partner in an investment could become insolvent or bankrupt;

•	fraud or other misconduct by our joint venture partners;

•	we may share decision-making authority with our joint venture partners regarding certain major decisions affecting the ownership of the joint venture and the joint venture investment, such as the management of the CRE debt, sale of the property or the making of additional capital contributions for the benefit of the loan or property, which may prevent us from taking actions that are opposed by our joint venture partner;

•	such joint venture partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals, including for example the management of the CRE debt or operation of the properties;

•	such joint venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest and risk to our REIT status;

•	we may rely upon our joint venture partners to manage the day-to-day operations of the joint venture and underlying loans or assets, as well as to prepare financial information for the joint venture and any failure to perform these obligations may have a negative impact our performance and results of operations;

•	our joint venture partner may experience a change of control, which could result in new management of our joint venture partner with less experience or conflicting interests to ours and be disruptive to our business;

•	the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity;

•	our joint venture partners may not have sufficient personnel or appropriate levels of expertise to adequately support our initiatives; and

•	to the extent we partner with other Managed Companies, our Manager and Colony NorthStar may have conflicts of interest that may not be resolved in our favor.

Any of the above might subject us to liabilities and thus reduce our returns on our investment with that joint venture partner. In addition, disagreements or disputes between us and our joint venture partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.

Further, in some instances, we and/or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it.

Risks Related to Our Financing Strategy

Our indebtedness may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

We use a variety of structures to finance the origination and acquisition of our investments, including our credit facilities, securitization financing transactions and other term borrowings, including repurchase agreements. Subject to market conditions and availability, we may incur a significant amount of debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase agreements. We may also issue debt or equity securities to fund our growth. The type and percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or nonrecourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our Board of Directors. In addition, we may leverage individual assets at substantially higher levels. We may be unable to obtain necessary additional financing on favorable terms or, with respect to our investments, on terms that parallel the maturities of the debt originated or acquired, if we are unable to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. If we do obtain additional debt or financing, the substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt or we may fail to comply with covenants contained in our debt agreements, which is likely to result in (1) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (2) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (3) the loss of some or all of our collateral assets to foreclosure or sale;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase in an amount sufficient to offset the higher financing costs;

•	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes;

•	we may not be able to refinance any debt that matures prior to the maturity (or realization) of an underlying investment it was used to finance on favorable terms or at all; and

•	we will have increased exposure to risks if the counterparties of our debt obligations are impacted by credit market turmoil or exposure to financial or other pressures.

There can be no assurance that a leveraging strategy will be successful and may subject us to increased risk of loss, harm our liquidity and could adversely affect our results of operations and financial condition.

Our master repurchase agreements impose, and additional lending facilities may impose, restrictive covenants, which would restrict our flexibility to determine our operating policies and investment strategy and to conduct our business.

We borrow funds under master repurchase agreements with various counterparties. The documents that govern these master repurchase agreements and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our ability to further incur borrowings, restrict our distributions to stockholders prohibit us from discontinuing insurance coverage, replacing our Manager and restrict our flexibility to determine our operating policies and investment strategy. In particular, our master repurchase agreements require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt facilities. Further, this could also make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes or to maintain our exclusion from registration under the Investment Company Act. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. Our master repurchase agreements also grant certain consent rights to the lenders thereunder, which give them the right to consent to certain modifications to the pledged collateral. This could limit our ability to manage a pledged investment in a way that we think would provide the best outcome for our stockholders.

These types of financing arrangements also involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources including by selling assets at a time when we might not otherwise choose to do so, which we may not be able to achieve on favorable terms or at all.

Posting additional collateral would reduce our cash available to make other, higher yielding investments (thereby decreasing our return on equity). If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions.

Interest rate fluctuations could reduce our ability to generate income on our investments and may cause losses.

Our financial performance is influenced by changes in interest rates, in particular, as such changes may affect our CRE securities, floating-rate borrowings and CRE debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also may affect our ability to originate and acquire assets, the value of our assets and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that for any period during which our assets are not match-funded (when we match maturities and interest rates of our liabilities with our assets to manage risks of being forced to refinance), the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. We may fail to appropriately employ a match-funded structure on favorable terms or at all. Consequently, changes in interest rates particularly short term interest rates may significantly influence our net income. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions and other factors beyond our control. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.

Hedging against interest rate and currency exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

We may enter into swap, cap or floor agreements or pursue other interest rate or currency hedging strategies. Our hedging activity will vary in scope based on interest rate levels, currency exposure, the type of investments held and other changing market conditions. Interest rate and/or currency hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate and/or currency hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate and/or currency hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	we may purchase a hedge that turns out not to be necessary (i.e., a hedge that is out of the money); and

•	we may enter into hedging arrangements that would require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument).

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate and/or currency risks, unanticipated changes in interest rates or exchange rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. We may also be exposed to liquidity issues as a result of margin calls or settlement of derivative hedges. Our hedging activities, if not undertaken in compliance with certain U.S. federal income tax requirements, could also adversely affect our ability to qualify for taxation as a REIT. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no regulatory or statutory requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements.

We use short-term borrowings to finance our investments, and we may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral, which could have an adverse impact on our results of operations.

While we have and may continue to seek non-recourse, non-mark-to-market, matched-term, long-term financing through securitization financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase arrangements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, floating rate financing and usually require the maintenance of specific loan-to-collateral value ratios. Posting additional collateral to support our financing arrangements could significantly reduce our liquidity and limit our ability to leverage our assets. Furthermore, the cost of borrowings may increase substantially if lenders view us as having increased credit risk during periods of market distress. Any such short-term financing may also be recourse to us, which will increase the risk of our investments.

In addition, the value of assets underlying any such short-term financing may be marked-to-market periodically by the lender, including on a daily basis. To the extent these financing arrangements contain mark-to-market provisions, if the market value of the investments pledged by us declines due to credit quality deterioration, we may be required by our lenders to provide additional collateral or pay down a portion of our borrowings. In a weakening economic environment, we would generally expect credit quality and the value of the investment that serves as collateral for our financing arrangements to decline, and in such a scenario, it is likely that the terms of our financing arrangements would require partial repayment from us, which could be substantial.

These facilities may also be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In the event that we are unable to meet the collateral obligations for our short-term borrowings, our financial condition could deteriorate rapidly.

We are subject to risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.

As of December 31, 2017, our initial portfolio had $847.1 million of total mortgage financing on a pro forma basis. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability, result in losses and negatively impact the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.

Any warehouse facilities that we may obtain in the future may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.

In the event that securitization financings become available, we may utilize, if available, warehouse facilities pursuant to which we would accumulate mortgage loans in anticipation of a securitization financing, which assets would be pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us, and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization structure would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale. Currently, we have no warehouse facilities in place, and no assurance can be given that we will be able to obtain one or more warehouse facilities on favorable terms, or at all.

Risks Related to Regulatory Matters

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business.

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. For example, from time to time the market for real estate debt transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. Furthermore, if regulatory capital requirements—whether under the Dodd-Frank Act, Basel III (voluntary minimum requirements for internationally active banks) or other regulatory action—are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.

There has been increasing commentary amongst regulators and intergovernmental institutions on the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally referring to credit intermediation involving entities and activities outside the regulated banking system and increased oversight and regulation of such entities. In the United States, the Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator. The FSOC has the authority to review the activities of non-bank financial companies predominantly engaged in financial activities and designate those companies as “systemically important” for supervision by the Federal Reserve. On April 18, 2016, the FSOC released an update on its multi-year review of asset management products and activities and created an interagency working group to assess potential risks associated with certain leveraged funds. While it cannot be known at this time whether any regulation will be implemented or what form any new law or regulation or amendment will take, compliance with any increased regulation of non-bank credit extension could require changes to certain of our business practices, negatively impact our operations, cash flows or financial condition or impose additional costs on us.

The loss of our Investment Company Act exclusion could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the value of our Class A common stock.

On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, such as us, should continue to be allowed to rely on such an exclusion from registration. If the SEC or its staff takes action with respect to this exclusion, these changes could mean that certain of our subsidiaries could no longer rely on the Section 3(c)(5)(C) exclusion, and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that our investment in those subsidiaries would be investment securities. This could result in our failure to maintain our exclusion from registration as an investment company. If we fail to maintain an exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the value of our Class A common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

Our Manager is subject to extensive regulation, including as an investment adviser in the United States, which could adversely affect its ability to manage our business.

Certain of Colony NorthStar’s affiliates, including our Manager, are subject to regulation as investment advisers and/or fund managers by various regulatory authorities that are charged with protecting our interests. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Manager could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.

Our Manager must continually address conflicts between its interests and those of its Managed Companies, and us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. However, appropriately dealing with conflicts of interest is complex and difficult and if our Manager fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.

Risks Related to Taxation

Our qualification as a REIT involves complying with highly technical and complex provisions of the Code.

We intend to elect to be taxed as a REIT under the U.S. federal income tax laws commencing with our taxable year ending December 31, 2018. Our qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986 (the “Code”) for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT.

Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis:

•	With respect to the gross income and asset tests, our compliance depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Moreover, we invest in certain assets with respect to which the rules applicable to REITs are particularly difficult to interpret or to apply, including, but not limited to, the rules applicable to financing arrangements that are structured as sale and repurchase agreements; mezzanine loans; and investments in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. If the IRS challenged our treatment of these assets as real estate assets for purposes of the REIT asset tests, and if such a challenge were sustained, we could fail to meet the asset tests applicable to REITs and thus fail to qualify as a REIT.

•	The fact that we own direct or indirect interests in a number of entities that have elected to be taxed as REITs under the U.S. federal income tax laws (a “Subsidiary REIT”), further complicates the application of the REIT requirements for us. Each Subsidiary REIT is subject to the various REIT qualification requirements that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

•	Our ability to satisfy the distribution and other requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or funds.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our Class A common stock. In addition, we would no longer be required to make distributions to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

We may incur adverse tax consequences if NorthStar I or NorthStar II were to have failed to qualify as a REIT for U.S. federal income tax purposes prior to the Mergers.

In connection with the closing of the Mergers, we received an opinion of counsel to each of NorthStar I and NorthStar II to the effect that it qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Mergers. Neither NorthStar I nor NorthStar II, however, requested a ruling from the IRS that it qualified as a REIT. If, notwithstanding these opinions, NorthStar I’s or NorthStar II’s REIT status for periods prior to the Mergers were successfully challenged, we would face serious adverse tax consequences that would substantially reduce our core funds from operations (“Core FFO”), and cash available for distribution (“CAD”), including cash available to pay dividends to our stockholders, because:

•	NorthStar I or NorthStar II, as applicable, would be subject to U.S. federal, state and local income tax on its net income at regular corporate rates for the years it did not qualify as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income) and we would succeed to the liability for such taxes;

•	if we were considered to be a “successor” of such entity, we would not be eligible to elect REIT status until the fifth taxable year following the year during which such entity was disqualified, unless it were entitled to relief under applicable statutory provisions;

•	even if we were eligible to elect REIT status, we would be subject to tax (at the highest corporate rate in effect at the date of the sale) on the built-in gain on each asset of NorthStar I or NorthStar II, as applicable, existing at the time of the Mergers if we were to dispose of such asset for up to five years following the Mergers; and

•	we would succeed to any earnings and profits accumulated by NorthStar I or NorthStar II, as applicable, for tax periods that such entity did not qualify as a REIT and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits to maintain our REIT qualification.

As a result of these factors, NorthStar I’s or NorthStar II’s failure to qualify as a REIT prior to the Mergers could impair our ability to expand our business and raise capital and could materially adversely affect the value of our Class A common stock. In addition, even if they qualified as REITs for the duration of their existence, if there is an adjustment to NorthStar I’s or NorthStar II’s taxable income or dividends-paid deductions for periods prior to the Mergers, we could be required to elect to use the deficiency dividend procedure to maintain NorthStar I’s or NorthStar II’s, as applicable, REIT status for periods prior to the Mergers. That deficiency dividend procedure could require us to make significant distributions to our stockholders and to pay significant interest to the IRS.

If the Company OP is treated as a corporation for U.S. federal income tax purposes, we will cease to qualify as a REIT.

We believe that the Company OP qualifies as a partnership for U.S. federal income tax purposes. As such, it is not subject to U.S. federal income tax on its income. Instead, its members, including us, generally are required to pay tax on their respective allocable share of the Company OP’s income. No assurance can be provided, however, that the IRS will not challenge the Company OP’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Company OP as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income and asset tests applicable to REITs and, therefore, cease to qualify as a REIT, and the Company OP would become subject to U.S. federal, state and local income tax.

Dividends payable by REITs do not qualify for the preferential tax rates available for some dividends.

The maximum rate applicable to “qualified dividend income” paid by non-REIT “C” corporations to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs to those U.S. stockholders, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT’s dividends are attributable to dividends received by a REIT from taxable corporations (such as a taxable REIT subsidiary (“TRS”)), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gains dividends.” Effective for taxable years before January 1, 2026, those U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations, but still lower than the effective rate that applied prior to 2018, which is the first year that this special deduction for REIT dividends is available. Although the reduced rates applicable to dividend income from non-REIT “C” corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT “C” corporations that pay dividends, which could adversely affect the value of our Class A common stock.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our “REIT taxable income” (subject to certain adjustments and excluding any net capital gain), in order to qualify as a REIT, and any REIT taxable income that we do not distribute will be subject to U.S. corporate income tax at regular rates. In addition, from time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example,

•	we may be required to accrue income from mortgage loans, mortgage-backed securities (“MBS”), and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets;

•	we may acquire distressed debt investments that are subsequently modified by agreement with the borrower, which could cause us to have to recognize gain in certain circumstances;

•	we may recognize substantial amounts of “cancellation of debt” income for U.S. federal income tax purposes (but not for U.S. GAAP purposes) due to discount repurchases of our liabilities, which could cause our REIT taxable income to exceed our U.S. GAAP income;

•	we or our TRSs may recognize taxable “phantom income” as a result of modifications, pursuant to agreements with borrowers, of debt instruments that we acquire if the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations. In addition, our TRSs may be treated as a “dealer” for U.S. federal income tax purposes, in which case the TRS would be required to mark-to-market its assets at the end of each taxable year and recognize taxable gain or loss on those assets even though there has been no actual sale of those assets;

•	we may deduct our capital losses only to the extent of our capital gains and not against our ordinary income, in computing our REIT taxable income for a given taxable year;

•	certain of our assets and liabilities are marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income; and

•	under the “Tax Cut and Jobs Act of 2017” (the “TCJA”), we generally must accrue income for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income. Furthermore, the TCJA places a per-employee limit of $1 million on the amount of compensation that a publicly held corporation may deduct in any one year with respect to its chief executive officer and certain other highly compensated executive officers. These changes may have the effect of increasing or accelerating our REIT taxable income.

As a result of both the requirement to distribute 90% of our income each year (and to pay tax on any income that we do not distribute) and the fact that our taxable income may well exceed our cash income due to the factors mentioned above as well as other factors, we may find it difficult to meet the REIT distribution requirements in certain circumstances while also having adequate cash resources to execute our business plan. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares of Class A common stock as part of a distribution in which stockholders may elect to receive shares of Class A common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase our costs, reduce our equity, and/or result in stockholders being taxed on distributions of shares of stock without receiving cash sufficient to pay the resulting taxes. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our Class A common stock.

Even if we continue to qualify as a REIT, we may face other tax liabilities that reduce our cash available for distribution to stockholders.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. We also are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our TRSs. Due to the nature of the assets in which we invest, we expect our TRSs will have a material amount of assets and net taxable income. In addition, we have substantial operations and assets outside of the U.S. that are subject to tax in those countries — those taxes, unless incurred by a TRS, are not likely to generate an offsetting credit for taxes in the U.S. In addition, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, “prohibited transactions” are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes that is subject to the prohibited transactions tax. In order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT-level, and may limit the structures we utilize for our securitization transactions, even though such sales or structures might otherwise be beneficial to us. Finally, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than qualified 75% asset test assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than qualified 75% asset test assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by stock or securities of one or more TRSs. Debt instruments issued by “publicly offered REITs,” to the extent not secured by real property or interests in real property, qualify for the 75% asset test but the value of such debt instruments cannot exceed 25% of the value of our total assets. The compliance with these limitations, particularly given the nature of some of our investments, may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments that might not qualify for the 75% asset test. If we fail to comply with the REIT asset tests requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income (“UBTI”), as defined in Section 512 of the Code. If, however, we realize excess inclusion income and allocate it to stockholders, then this income would be fully taxable as UBTI to a tax-exempt entity under Section 512 of the Code. A foreign stockholder would generally be subject to U.S. federal income tax withholding on this excess inclusion income without reduction pursuant to any otherwise applicable income tax treaty. U.S. stockholders would not be able to offset such income with their net operating losses.

Although the law is not entirely clear, the IRS has taken the position that we are subject to tax at the highest corporate rate on the portion of our excess inclusion income equal to the percentage of our stock held in record name by “disqualified organizations” (generally tax-exempt investors, such as certain state pension plans and charitable remainder trusts, that are not subject to the tax on unrelated business taxable income). To the extent that our stock owned by “disqualified organizations” is held in street name by a broker-dealer or other nominee, the broker-dealer or nominee would be liable for a tax at the highest corporate rate on the portion of our excess inclusion income allocable to the stock held on behalf of the “disqualified organizations.” A regulated investment company or other pass-through entity owning our stock may also be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their record name owners that are “disqualified organizations.”

Excess inclusion income could result if a REIT held a residual interest in a real estate mortgage investment conduit (“REMIC”). In addition, excess inclusion income also may be generated if a REIT issues debt with two or more maturities and the terms of the payments of those debt instruments bear a relationship to the payments that the REIT received on mortgage loans or mortgage-backed securities securing those liabilities. If any portion of our dividends is attributable to excess inclusion income, then the tax liability of tax-exempt stockholders, non-U.S. stockholders, stockholders with net operating losses, regulated investment companies and other pass-through entities whose record name owners are disqualified organizations and brokers-dealers and other nominees who hold stock on behalf of disqualified organizations will very likely increase.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge certain of our liabilities. Under these provisions, any income from a hedging transaction that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or to manage the risk of certain currency fluctuations, and that is properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques that do not qualify for the exclusion from the REIT gross income tests or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

There is a risk of changes in the tax law applicable to REITs.

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or our stockholders. In particular, the TCJA makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (both non-REIT “C” corporations as well as corporations that have elected to be taxed as REITs). A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.

Our ownership of assets and conduct of operations through our TRSs is limited and involves certain risks for us.

We use our TRSs to hold assets and earn income that would not be qualifying assets or income if held or earned directly by us. Apart from the fact that income from those TRSs may be subject to U.S. federal, foreign, state and local income tax on their taxable income and only their after-tax net income is available for distribution to us, our use of the TRS for this purpose is subject to certain costs, risks and limitations:

•	No more than 20% of the value of our gross assets may consist of stock or securities of one or more TRSs.

•	The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

•	We treat income that we earn from certain foreign TRSs, including issuers in CDO transactions, as qualifying dividend income for purposes of the REIT income tests, based on several private letter rulings that the IRS has issued to other taxpayers (which technically may be relied upon only by those taxpayers), but there can be no assurance that the IRS might not successfully challenge our treatment of such income as qualifying income, in which event we might not satisfy the REIT 95% gross income test, and we either could be subject to a penalty tax with respect to some or all of that income we could fail to continue to qualify as a REIT.

•	We generally structure our foreign TRSs with the intent that their income and operations will not be subject to U.S. federal, state and local income tax. If the IRS successfully challenged that tax treatment, it would reduce the amount that those foreign TRSs would have available to pay to their creditors and to distribute to us.

We are mindful of all of these limitations and analyze and structure the income and operations of our TRSs to mitigate these costs and risks to us to the extent practicable, but we may not always be successful in all cases.

We are restricted in our ability to transfer cash from the Company OP to the Company within two years following the Mergers without incurring adverse tax consequences.

Under the “disguised sale” rules that apply when a member transfers property to a limited liability company and the limited liability company transfers cash to the partner within two years of that transfer, we are restricted in our ability to transfer cash from the Company OP to the Company within two years following the Mergers, unless that transfer can qualify for an exception provided for the applicable regulations or was not contemplated at the time of the Mergers, without incurring adverse tax consequences. We do not anticipate that these rules will limit our ability to pay regular dividends from the operating cash flow of the Company OP, but they could restrict our ability to make repurchases of our Class A common stock pursuant to our previously announced stock repurchase program. We believe that we will have the capacity to make substantial repurchases, but we may not have the flexibility to repurchase as much stock as we would otherwise elect, depending upon future market conditions.

Risks Related to Ownership of Our Common Stock

Our Class A common stock may not be actively traded, which could cause our Class A common stock to trade at a discount and make it difficult for holders of our Class A common stock to sell their shares.

Our shares of Class A common stock are newly issued securities that have recently been listed on the NYSE. There can be no assurance that an active trading market for our Class A common stock will develop in the near term, or if one develops, be maintained. If an active trading market does not develop and the value of those shares might be materially impaired. No assurance can be given as to the ability of our stockholders to sell their shares of our common stock or the price that our stockholders may obtain for their shares.

Some of the factors that could negatively affect the market price of our Class A common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•	actual or perceived conflicts of interest with our Manager, Colony NorthStar or their affiliates and individuals, including our executives;

•	equity issuances by us, or resales of our shares by our stockholders, or the perception that such issuances or resales may occur;

•	loss of a major funding source;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to the level of leverage we employ;

•	additions to or departures of our Manager’s and/or Colony NorthStar’s key personnel or adverse effects on the business or operations of our Manager, Colony NorthStar or their affiliates;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our Class A common stock and would result in increased interest expenses on our debt;

•	a compression of the yield on our investments and an increase in the cost of our liabilities;

•	failure to operate in a manner consistent with our intention to qualify as a REIT or exclusion from registration under the Investment Company Act;

•	price and volume fluctuations in the overall stock market from time to time;

•	general market and economic conditions and trends including inflationary concerns, and the current state of the credit and capital markets;

•	significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;

•	changes in the value of our portfolio;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our Class A common stock or REITs generally; and

•	uncertainty surrounding the strength of the U.S. economic recovery, particularly in light of the recent debt ceiling and budget deficit concerns, and other U.S. and international political and economic affairs.

Any of the foregoing factors could negatively affect our stock price or result in fluctuations in the price or trading volume of our Class A common stock.

Future offerings of debt or equity securities, which would rank senior to our Class A common stock, may adversely affect the market price of our Class A common stock.

If we decide to issue debt or equity securities in the future, which would rank senior to our Class A common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock and may result in dilution to owners of our Class A common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our Class A common stock will bear the risk of our future offerings reducing the market price of our Class A common stock and diluting the value of their stock holdings in us.

We may issue additional equity securities, which may dilute your interest in us.

Stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 1,000,000,000 shares of capital stock, of which 950,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Our Board of Directors, with the approval of a majority of our entire Board of Directors and without stockholder approval, may amend our charter to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of capital stock of any class or series that we are authorized to issue. Our Board of Directors may elect to: (i) sell additional shares in one or more future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our Manager, or its successors or assigns, in payment of an outstanding fee obligation; (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating company; or (v) issue shares of our common stock to pay distributions to existing stockholders. If we issue and sell additional shares of our Class A common stock, the ownership interests of our existing stockholders will be diluted to the extent they do not participate in the offering.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Owned Real Estate

As of December 31, 2017, the Company did not have any assets other than $1,000 in cash that was provided to capitalize the Company. As a result of the Combination and related transactions, on January 31, 2018 we acquired the properties described below. The following discussion refers to our initial properties on a pro forma basis as if the Combination and related transactions had occurred on December 31, 2017.

The following table details our owned real estate portfolio as of December 31, 2017 (dollars in thousands):

					Selected real estate metrics
Property type	Pro forma book value (1)	NCI	Pro forma book value at our share (1)	% of total	Number of properties	Number of buildings	Total square feet	Units	% leased	Weighted Average lease maturity (2)	Total annualized base rent (3)
Net Lease
Industrial	$513,616	$47,021	$466,595	32%	45	45	8,792,792	—	95%	3.5	$32,754
Office	137,860	—	137,860	9%	4	4	841,689	—	75%	4.4	8,042
Retail	73,346	—	73,346	5%	10	10	467,971	—	100%	5.8	5,462

Total net lease	724,822	47,021	677,801	46%	59	59	10,102,452	—	92%	3.9	46,258

Other
Office	611,886	65,000	546,886	37%	16	33	2,600,882	—	91%	4.8	51,549
Multifamily	283,975	48,244	235,731	16%	6	107	—	3,721	93%	N/A	29,853
Hotel	8,073	294	7,779	1%	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Total other	903,934	113,538	790,396	54%	22	140	2,600,882	3,721	91%	4.8	81,402

Total owned real estate	$1,628,756	$160,559	$1,468,197	100%	81	199	12,703,334	3,721	92%	4.4	$127,660

(1)	Pro forma book value and pro forma book value at our share includes deferred leasing costs and intangible assets.
(2)	The calculation of weighted average lease term is based on leases in-place (defined as occupied and paying leases) as of December 31, 2017; assumes that no renewal options are exercised and is weighted by our pro forma book value.
(3)	Total annualized base rent is based on in-place leases multiplied by 12, excluding straight-line adjustments and rent concessions as of December 31, 2017.

Net Lease Real Estate

Our net lease portfolio is comprised of industrial, office and retail assets. These assets are leased to tenants on a net lease basis where such tenants generally will be responsible for property operating expenses such as insurance, utilities and capital expenditures and real estate taxes. Our leases range from 3 to 10 years and 75% include annual contractual rent increases that are based on fixed rate escalators that range from 2% to 3%.

Our industrial net lease portfolio includes 45 properties located across the Midwest and Southeast. These properties are primarily warehouse and distribution facilities that are strategically located in major distribution markets with strong access to transportation. Our industrial assets are leased to a diverse group of tenants that have demonstrated long-leasing tenure. Our office net lease portfolio includes four properties located across the Midwest, West and Northeast. These properties are leased to corporate tenants from a variety of industries which include aerospace and defense, business services, retail net lease and healthcare. Our retail net lease portfolio consists of properties primarily leased to Dick’s Sporting Goods, with ten locations throughout the Northeast and Midwest. We believe the properties that comprise our net lease portfolio are adequately covered by insurance.

The following charts illustrate the diversification of our net lease real estate portfolio based on property type and geography:

The following table details lease expirations by number of leases, square footage and total annual base rent for our net lease real estate portfolio as of December 31, 2017.

	Net lease real estate
Year of maturity	Number of expiring leases	Total square feet	Total annualized base rent(1)	% of total annualized base rent
2018	26	1,614,398	$6,820	15%
2019	21	1,606,659	5,252	11%
2020	21	741,147	3,664	8%
2021	20	1,210,551	5,413	12%
2022	13	1,023,461	9,121	20%
2023	15	2,334,965	9,678	21%
2024	4	186,309	1,045	2%
2025	2	396,724	2,952	6%
2026	3	95,349	830	2%
2027	2	218,085	1,029	2%
Thereafter	1	46,533	454	1%
Vacant	—	628,271	—	—

Total	128	10,102,452	$46,258	100%

(1)	Total annualized base rent is based on in-place leases multiplied by 12, excluding straight-line adjustments and rent concessions as of December 31, 2017.

Other Real Estate

Our other real estate portfolio consists primarily of multi-tenant office and multifamily residential assets. These assets are leased to tenants on a gross basis, where we are responsible for property operating expenses. We expect to make ongoing capital expenditures to maintain the value of these properties over time.

Our office portfolio includes 16 office properties located in attractive sub-markets of Northwest, Midwest and Southeast. These properties are leased to a diverse group of corporate tenants with initial lease terms that range from 5 to 15 years. Our multifamily portfolio consists of six residential communities that are located in Midwest and Southeast markets with strong economies and attractive demographics. Three of these properties are student housing communities located in close proximity to major universities. Leases for our multifamily properties range from 1 to 12 months. We believe the properties that comprise our other real estate portfolio are adequately covered by insurance.

The following charts detail the geographic diversity of our other owned real estate portfolio based on pro forma book value at our share as of December 31, 2017.

The following table details lease expirations by number of leases, square footage and total annual base rent for our other real estate portfolio, excluding multifamily and hotel assets as of December 31, 2017.

	Other real estate
Year of maturity	Number of expiring leases	Total square feet	Total annualized base rent(1)(2)	% of total annualized base rent
2018	38	159,973	$3,678	7%
2019	44	154,531	3,288	6%
2020	65	554,907	12,880	26%
2021	39	212,229	5,100	10%
2022	37	240,766	5,161	10%
2023	19	84,924	1,557	3%
2024	11	316,239	7,584	15%
2025	9	196,732	3,821	7%
2026	5	157,075	3,523	7%
2027	11	177,421	3,182	6%
Thereafter	17	81,923	1,775	3%
Vacant	—	264,162	—	—

Total	295	2,600,882	$51,549	100%

(1)	Total annualized base rent is based on in-place leases multiplied by 12, excluding straight-line adjustments and rent concessions as of December 31, 2017.
(2)	All leases for multifamily properties are short-term in nature and as such are not included.

ITEM 3.	LEGAL PROCEEDINGS

Neither the Company nor our Manager is currently subject to any material legal proceedings. We anticipate that we may from time to time be involved in legal actions arising in the ordinary course of business, the outcome of which we would not expect to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Overview

Our Class A common stock began trading on the New York Stock Exchange on February 1, 2018 under the symbol “CLNC.” Prior to February 1, 2018, our Class A common stock was not listed on a national securities exchange and there was no established public trading market for such shares. As of March 21, 2018, we had approximately 83.5 million shares of Class A common stock outstanding held by a total of 8,369 holders of record. This figure does not reflect the beneficial ownership of shares held in nominee name.

Our Class B-3 common stock is not listed on a national securities exchange and there is no established public trading market for such shares. As of March 21, 2018, there were approximately 44.4 million shares of Class B-3 common stock outstanding held by one holder of record (an affiliate of Colony NorthStar). Our Class B-3 common stock will automatically convert to Class A common stock upon the close of trading on February 1, 2019.

Distributions

We intend to make regular monthly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. We currently expect to distribute substantially all of our net taxable income to our stockholders on an annual basis. We did not make any distributions on either our Class A common stock or Class B-3 common stock in 2017. On February 26, 2018, our Board of Directors declared its initial monthly cash dividend of $0.145 per share of Class A common stock and Class B-3 common stock for the monthly period ended February 28, 2018. The distribution was paid on March 16, 2018, to stockholders of record on March 8, 2018. On March 15, 2018, our Board of Directors declared a monthly cash dividend of $0.145 per share of Class A common stock and Class B-3 common stock for the monthly period ending March 31, 2018. The distribution will be paid on April 10, 2018, to stockholders of record on March 29, 2018. These distributions represent an annualized dividend of $1.74 per share of Class A common stock and Class B-3 common stock.

The credit agreement governing our $400 million revolving credit facility limits our ability to make dividends and other payments with respect to our shares of common stock. The credit agreement prohibits us from making distributions in excess of the amount required to maintain our status as a REIT unless we are in compliance with the financial covenants in the credit agreement after giving pro forma effect to such distribution. The credit agreement also generally provides that if a default occurs and is continuing, we will be precluded from making distributions on our common stock (other than those required to allow the Company to qualify and maintain its status as a REIT, so long as such default does not arise from a payment default or event of insolvency).

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In connection with our formation, we issued 100 shares of common stock to Colony NorthStar on September 15, 2017 for total consideration of $1,000 in cash in order to provide initial capitalization. The shares were issued in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act, as a transaction not involving a public offering. We repurchased the shares on January 31, 2017 in connection with the closing of the Combination. There were no other sales of unregistered securities during the year ended December 31, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Historical Financial Information of the Company

As of December 31, 2017, the Company did not have any operations and did not have any assets other than $1,000 in cash, which had been provided to capitalize the Company. Therefore, statement of operations data of the Company is not presented. The balance sheet for the Company as of December 31, 2107 consisted of $1,000 in assets, no liabilities and $1,000 in total equity.

Selected Historical Financial Information of CLNS Investment Entities

The following tables set forth selected historical combined financial information of the investment entities in which CLNS OP owned interests ranging from 38% to 100%, which includes the CLNS OP Contributed Entities that were contributed to Company OP and the RED REIT Contributed Entities. The selected historical combined financial information also includes certain intercompany balances between those entities and CLNS OP or its subsidiaries. These entities and balances are collectively referred to as the “CLNS Investment Entities.” The assets, liabilities and noncontrolling interests of the CLNS Investment Entities have been carved out of the books and records of Colony NorthStar at their historical carrying amounts. The remaining interests in the CLNS Investment Entities that are owned by Colony NorthStar-sponsored investment vehicles or third parties were not contributed to the Company. Colony NorthStar’s interests in the respective underlying assets and liabilities of the CLNS Investment Entities are presented as “CLNS Owner” and the remaining interests are presented as “Other Owners.”

The following selected combined financial information as of and for the years ended December 31, 2015, 2016 and 2017 is derived from the audited combined financial statements of the CLNS Investment Entities. The financial condition and results of operations as of and for the year ended December 31, 2017 are not necessarily indicative of the financial condition and results of operations that may be expected for any future periods. You should not assume that the results for any past periods are indicative of results for any future period. You should read this information in conjunction with the combined financial statements and related notes thereto of the CLNS Investment Entities for the years ended December 31, 2015, 2016 and 2017 included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Statements of Operations Data:
Interest income	$140,214	$140,529	$112,326
Property operating income	23,750	1,138	99
Total revenues	164,755	142,203	112,712
Interest expense	26,114	26,031	18,949
Property operating expense	7,978	905	67
Net income	127,880	109,021	81,608
Net income attributable to owners	127,191	108,285	80,554
Net income attributable to CLNS Owner	88,504	76,051	58,079

	Year Ended December 31,
(In thousands)	2017	2016	2015
Balance Sheet Data:
Total assets	$1,839,402	$1,802,192	$2,056,974
Total debt	389,661	502,413	826,132
Total liabilities	431,832	566,628	939,160
Total equity attributable to CLNS Owner	1,079,808	884,716	817,774
Total equity attributable to Other Owners	318,142	341,167	290,088
Total equity	1,407,570	1,235,564	1,117,814

The following selected combined interim financial information (unaudited) for each quarter during the years ended December 31, 2017 and 2016 are derived from the books and records of the CLNS Investment Entities, and should be read in conjunction with the combined financial statements and related notes thereto of the CLNS Investment Entities included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

For the three months ended	2017				2016
(In thousands)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Statements of Operations Data
Total revenues	$38,447	$42,801	$43,061	$40,446	$35,702	$35,730	$36,562	$34,209
Net income	32,051	31,482	32,324	32,023	26,467	29,712	29,056	23,786
Net income attributable to owners	31,878	31,361	32,123	31,829	26,332	29,490	28,815	23,648
Net income attributable to CLNS Owner	21,417	21,252	22,949	22,886	17,553	20,479	21,080	16,939

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition in conjunction with our financial statements and related notes, the CLNS Investment Entities’ historical combined financial statements and related notes, “Risk Factors,” “Selected Financial Data,” and “Business” included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward-Looking Statements.” As used in this section, when used in a historical context, “we,” “us,” and “our” refers to the CLNS Investment Entities, our accounting predecessor.

Overview

We are a newly formed CRE credit REIT focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE senior mortgage loans, mezzanine loans, preferred equity, debt securities and net leased properties predominantly in the United States. Our objective is to create a premier CRE credit REIT focused on consistently providing attractive risk-adjusted returns to our stockholders. We seek to achieve these returns primarily through cash distributions and the preservation of invested capital, and secondarily through capital appreciation.

Our Formation Transactions

On January 31, 2018, we completed a combination of the CLNS OP Contributed Entities, the RED REIT Contributed Entities and substantially all of the assets and liabilities of NorthStar I and all of the assets and liabilities of NorthStar II. To effect the Combination, (1) CLNS OP, together with one or more of its subsidiaries, contributed to us and to the Company OP, the CLNS OP Contributed Entities and the RED REIT Contributed Entities, with CLNS OP receiving approximately 44.4 million shares of our Class B-3 common stock and RED REIT receiving approximately 3.1 million OP Units, (2) the NorthStar I Merger occurred with NorthStar I stockholders (including Colony NorthStar and its affiliates) receiving approximately 42.1 million shares of our Class A Common Stock and (3) the NorthStar II Merger occurred with stockholders of NorthStar II (including Colony NorthStar and its affiliates) receiving approximately 40.4 million shares of our Class A common stock. Following such contributions and mergers, we contributed to the Company OP the CLNS OP Contributed Entities, the RED REIT Contributed Entities, the equity interests of NorthStar I OP and NorthStar II OP, and in connection with this transaction we received approximately 126.9 million OP Units.

Our Manager

Our Company is externally managed by a subsidiary of Colony NorthStar, a NYSE-listed global real estate and investment management firm with over $24 billion of total consolidated assets and over $43 billion of assets under management. Immediately upon completion of the Combination and related transactions, Colony NorthStar owned approximately 37% of our common equity on a fully diluted basis, evidencing a strong alignment of interests between Colony NorthStar and our stockholders.

Colony NorthStar and its predecessors have a 26-year track record and have made over $100 billion of investments. Colony NorthStar’s senior management team, which is led by Executive Chairman Thomas J. Barrack, Jr. and Chief Executive Officer and President Richard B. Saltzman, has a long track record and extensive experience managing and investing in our target assets and other real estate-related investments through a variety of credit cycles and market conditions. Colony NorthStar’s global footprint and corresponding network provides its investment and asset management teams with proprietary market knowledge, exceptional sourcing capabilities and the local presence required to identify, execute and manage complex transactions. Colony NorthStar’s successful history of external management includes its previous management of Colony Financial, its current management of NorthStar Europe, a publicly traded REIT focused on European CRE with over $2 billion in assets, and its management of various non-traded REITs (including NorthStar I and NorthStar II) with in excess of $4 billion of equity commitments.

Colony NorthStar and its affiliates have more than 500 employees located domestically and internationally across 18 cities in ten countries, with its principal offices located in Los Angeles, California and New York, New York. Its operations are broad and diverse and include the management of real estate, both owned and on behalf of a diverse set of institutional and individual investors. Colony NorthStar has a highly experienced management team of diverse backgrounds with a demonstrated track record of success and, on average, 32 years of operational and management experience at asset managers and investment firms, private investment funds, investment banks and other financial service companies, which provides an enhanced perspective for managing our portfolio. Kevin P. Traenkle, a 24-year veteran of Colony NorthStar, serves as our Chief Executive Officer; Sujan S. Patel, an 11-year veteran of Colony NorthStar, serves as our Chief Financial Officer; Neale W. Redington, a nine-year veteran of Colony NorthStar, serves as our Chief Accounting Officer; and David A. Palamé, an 11-year veteran of Colony NorthStar, serves as our General Counsel.

We draw on Colony NorthStar’s substantial real estate investment platform and relationships to source, underwrite, structure and manage a robust pipeline of investment opportunities as well as to access debt and equity capital to fund our operations. We believe we are able to originate, acquire, finance and manage investments with attractive in-place cash flows and the potential for meaningful capital appreciation over time. We also benefit from Colony NorthStar’s portfolio management, finance and administration functions, which provide us with legal, compliance, investor relations, asset valuation, risk management and information technology services.

Our Investment Strategy

Our objective is to generate consistent and attractive risk-adjusted returns to our stockholders. We seek to achieve this objective primarily through cash distributions and the preservation of invested capital and secondarily through capital appreciation. We believe our diversified investment strategy across the capital stack provides flexibility through economic cycles to achieve attractive risk-adjusted returns. This approach is driven by a disciplined investment strategy, focused on:

•	capitalizing on asset level underwriting experience and market analytics to identify investments with pricing dislocations and attractive risk-return profiles;

•	originating and structuring CRE senior mortgage loans, mezzanine loans and preferred equity with attractive return profiles relative to the underlying value and financial operating performance of the real estate collateral, given the strength and quality of the sponsorship;

•	identifying appropriate CRE debt securities investments based on the performance of the underlying real estate assets, the impact of such performance on the credit return profile of the investments and our expected return on the investments;

•	identifying net leased real estate investments based on property location and purpose, tenant credit quality, market lease rates and potential appreciation of, and alternative uses for, the real estate;

•	creating capital appreciation opportunities through active asset management and equity participation opportunities; and

•	structuring transactions with a prudent amount of leverage, if any, given the risk of the underlying asset’s cash flows, attempting to match the structure and duration of the financing with the underlying asset’s cash flows, including through the use of hedges, as appropriate.

The period for which we intend to hold our investments will vary depending on the type of asset, interest rates, investment performance, micro and macro real estate environment, capital markets and credit availability, among other factors. We generally expect to hold debt investments until the stated maturity and equity investments in accordance with each investment’s proposed business plan. We may sell all or a partial ownership interest in an investment before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.

Our investment strategy is dynamic and flexible, enabling us to adapt to shifts in economic, real estate and capital market conditions and to exploit market inefficiencies. We may expand or change our investment strategy or target assets over time in response to opportunities available in different economic and capital market conditions. This flexibility in our investment strategy allows us to employ a customized, solutions-oriented approach, which we believe is attractive to borrowers and tenants. We believe that our diverse portfolio, our ability to originate, acquire and manage our target assets and the flexibility of our investment strategy positions us to capitalize on market inefficiencies and generate attractive long-term risk-adjusted returns for our stockholders through a variety of market conditions and economic cycles.

Risk Management

Risk management is a significant component of our strategy to deliver attractive risk-adjusted returns to our stockholders. In addition to maintaining our qualification as a REIT for U.S. federal income tax purposes and our and each of our subsidiaries’ exclusion from registration under the Investment Company Act, our Manager closely monitors our portfolio and actively manages risks associated with, among other things, our assets and interest rates. Prior to investing in any particular asset, our Manager’s underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. In addition to evaluating the merits of any particular investment opportunity, our Manager evaluates the diversification of our portfolio. Prior to making a final investment decision, our Manager determines whether a target asset will cause our portfolio to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If our Manager determines that a proposed acquisition presents excessive concentration risk, it may determine not to acquire an otherwise attractive asset.

For each asset that we acquire, our Manager’s asset management team engages in active management of the asset, the intensity of which depends on the attendant risks. Once an asset manager has been assigned to a particular asset, the manager works collaboratively with the underwriting team to formulate a strategic plan for the particular asset, which includes evaluating the underlying collateral and updating valuation assumptions to reflect changes in the real estate market and the general economy. This plan also generally outlines several strategies for the asset to extract the maximum amount of value from each asset under a variety of market conditions. Such strategies may vary depending on the type of asset, the availability of refinancing options, recourse and maturity, but may include, among others, the restructuring of non-performing or sub-performing loans, the negotiation of discounted pay-offs or other modification of the terms governing a loan, and the foreclosure and management of assets underlying non-performing loans in order to reposition them for profitable disposition. As long as an asset is in our portfolio, our Manager and its affiliates will continuously track the progress of an asset against the original business plan to ensure that the attendant risks of continuing to own the asset do not outweigh the associated rewards. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act, we currently expect that we will typically hold debt investments until the stated maturity and equity investments in accordance with each investment’s proposed business plan. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if we determine it to be appropriate depending upon prevailing market conditions or factors regarding a particular asset.

Our Manager’s asset management team engages in a proactive and comprehensive on-going review of the credit quality of each asset it manages. In particular for debt investments, on at least an annual basis, the asset management team will evaluate the financial wherewithal of individual borrowers to meet contractual obligations as well as review the financial stability of the assets securing such debt investments. Further, there is ongoing review of borrower covenant compliance including the ability of borrowers to meet certain negotiated debt service coverage ratios and debt yield tests. For equity investments, the asset management team, with the assistance of third party property managers, monitors and reviews key metrics such as occupancy, same store sales, tenant payment rates, property budgets and capital expenditures. If through this analysis of credit quality, the asset management team encounters declines in credit not in accord with the original business plan, the team evaluates the risks and determine what changes, if any, are required to the business plan to ensure that the attendant risks of continuing to hold the investment do not outweigh the associated rewards.

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. The goal of our interest rate management strategy is to minimize or eliminate the effects of interest rate changes on the value of our assets, to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of financing such assets. In addition, because we are exposed to foreign currency exchange rate fluctuations, we employ foreign currency risk management strategies, including the use of, among others, currency hedges. We can provide no assurances, however, that our efforts to manage interest rate and foreign currency exchange rate volatility will successfully mitigate the risks of such volatility on our portfolio.

In addition, the Audit Committee, in consultation with management, periodically reviews our policies with respect to risk assessment and risk management, including key risks to which we are subject, including credit risk, liquidity risk and market risk, and the steps that management has taken to monitor and control such risks.

Leverage Policy

While we limit our use of leverage and believe we can achieve attractive yields on an unleveraged basis, we may use prudent amounts of leverage to increase potential returns to our stockholders and/or to finance future investments. Given current market conditions, to the extent that we use borrowings to finance our assets, we currently expect that such leverage would not exceed on a debt-to-equity basis, a 3-to-1 ratio for our Company as a whole. We consider these leverage ratios to be prudent for our target asset classes. Our decision to use leverage currently or in the future to finance our assets will be based on our Manager’s assessment of a variety of factors, including, among others, the anticipated credit quality, liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets and our outlook for borrowing costs relative to the interest income earned on our assets. Our decision to use leverage in the future to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.

Factors Impacting Our Operating Results

Overview

Our results of operations are affected by a number of factors and depend primarily on, among other things, the ability of the borrowers of our assets to service our debt as it is due and payable, the ability of our tenants to pay rent and other amounts due under their leases, our ability to actively and effectively service any sub-performing and non-performing loans and other assets we may have from time to time in our portfolio, the market value of our assets and the supply of, and demand for, CRE senior mortgage loans, mezzanine loans, preferred equity, debt securities, net leased properties and our other assets, and the level of our net operating income. Our net interest income, which includes the amortization of purchase premiums and the accretion of purchase discounts, varies primarily as a result of changes in market interest rates, prepayment rates on our CRE loans, prepayment speeds and the ability of our borrowers to make scheduled interest payments. Interest rates and prepayment rates vary according to the type of investment, conditions in the financial markets, credit-worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results also may be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by us or that are included in our CMBS. Our net property operating income depends on our ability to maintain the historical occupancy rates of our real estate equity investments, lease currently available space and continue to attract new tenants.

Changes in fair value of our assets

It is our business strategy to hold our target assets as long-term investments. As a result, we do not expect that changes in the market value of the assets will normally impact our operating results. However, at least on a quarterly basis, we assess both our ability and intent to continue to hold such assets as long-term investments. As part of this process, we monitor our target assets for “other-than-temporary” impairment. A change in our ability and/or intent to continue to hold any of our assets could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.

Changes in market interest rates

With respect to our proposed business operations, increases in interest rates, in general, may over time cause:

•	the value of fixed-rate investments to decrease;

•	prepayments on certain assets in our portfolio to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts;

•	coupons on our floating and adjustable-rate mortgage loans and CMBS to reset, although on a delayed basis, to higher interest rates;

•	to the extent we use leverage to finance our assets, the interest expense associated with our borrowings to increase; and

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause:

•	the value of the fixed-rate assets in our portfolio to increase;

•	prepayments on certain assets in our portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease;

•	coupons on our floating and adjustable-rate mortgage loans and CMBS to reset, although on a delayed basis, to lower interest rates;

•	to the extent we use leverage to finance our assets, the interest expense associated with our borrowings to decrease; and

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

Credit risk

One objective of our strategy is to minimize credit losses. However, we are subject to varying degrees of credit risk in connection with our target assets. Our Manager seeks to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses and by deploying a comprehensive review and asset selection process and by careful ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.

Size of investment portfolio

The size of our portfolio, as measured by the aggregate principal balance of our commercial mortgage loans, other commercial real estate-related debt investments and the other assets we own, is also a key revenue driver. Generally, as the size of our portfolio grows, the amount of interest income we earn increases. However, a larger portfolio may result in increased expenses to the extent that we incur additional interest expense to finance our assets.

Market conditions

We believe that market conditions impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change. In addition, changes in government programs could impact our ability to acquire our target assets. Except as set forth above, we are not aware of any material trends or uncertainties, other than national economic conditions affecting mortgage loans, mortgage-backed securities and real estate, generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition of real estate-related assets, other than those referred to in this Annual Report on Form 10-K.

Results of Operations of the Company

As of December 31, 2017, the Company did not have any operations or material assets. Therefore, the results of operations of the Company for the period from capitalization on September 15, 2017 to December 31, 2017 are not being presented here, as there was no activity for the period from capitalization through December 31, 2017, other than the issuance of shares of Class A common stock in exchange for $1,000 in connection with the initial capitalization of the Company.

Results of Operations of CLNS Investment Entities

The following presents the results of operations of our accounting predecessor, CLNS Investment Entities, which we acquired in the Combination. The CLNS Investment Entities represent only a portion of our business following the Combination. Therefore, the following does not represent the results of operations the Company would have had for any period ending on or before December 31, 2017.

Overview

For the periods presented, we present the results of operations of the CLNS Investment Entities, our accounting predecessor. Colony NorthStar was formed through a tri-party merger (the “CLNS Merger”) among Colony Capital, NorthStar Asset Management Group Inc. (“NSAM”) and NorthStar Realty Finance Corp. (“NRF”), which closed on January 10, 2017 (the “CLNS Merger Closing Date”). Colony Capital was determined to be the accounting acquirer in the CLNS Merger. Accordingly, the combined financial information of the CLNS Investment Entities as of any date or for any periods on or prior to the CLNS Merger Closing Date, as presented and discussed herein, represent the CLNS Investment Entities from Colony Capital. On the CLNS Merger Closing Date, the CLNS Investment Entities from Colony Capital. were reflected by Colony NorthStar at their pre-CLNS Merger carrying values, while the CLNS Investment Entities from NRF were reflected by Colony NorthStar at their CLNS Merger fair values. The results of operations of the CLNS Investment Entities from NRF are included effective from January 11, 2017.

The following table summarizes the historical results of operations of our accounting predecessor, the CLNS Investment Entities.

	Year Ended December 31,			Change
(In thousands)	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Revenues
Interest income	$140,214	$140,529	$112,326	$(315)	$28,203
Property operating income	23,750	1,138	99	22,612	1,039
Other income	791	536	287	255	249

Total revenues	164,755	142,203	112,712	22,552	29,491

Expenses
Interest expense	26,114	26,031	18,949	83	7,082
Property operating expense	7,978	905	67	7,073	838
Transaction, investment and servicing costs	2,570	1,767	1,920	803	(153)
Depreciation and amortization	9,137	146	—	8,991	146
Provision for loan loss	518	3,386	721	(2,868)	2,665
Administrative expenses	12,669	15,437	15,315	(2,768)	122

Total expenses	58,986	47,672	36,972	11,314	10,700

Other income (loss)
Other loss, net	(390)	(56)	—	(334)	(56)
Earnings from investments in unconsolidated ventures	24,709	16,067	6,115	8,642	9,952

Income before income taxes	130,088	110,542	81,855	19,546	28,687
Income tax expense	(2,208)	(1,521)	(247)	(687)	(1,274)

Net income	127,880	109,021	81,608	18,859	27,413
Net income attributable to noncontrolling interests	689	736	1,054	(47)	(318)

Net income attributable to owners	$127,191	$108,285	$80,554	$18,906	$27,731

Comparison of Years Ended December 31, 2017 and 2016

Interest Income—Interest income decreased $0.3 million in the year ended December 31, 2017 compared to 2016. Interest income from the loan portfolio existing prior to the January 2017 CLNS Merger decreased $15.2 million due to loan sales and repayments, which more than offset (i) the $14.6 million of incremental interest income from $177.2 million of loans receivable acquired from NRF through the CLNS Merger, and (ii) additional interest income from draws on development loans in 2017.

Property Operating Income, Property Operating Expense and Depreciation and Amortization —These amounts increased significantly in the year ended December 31, 2017 compared to 2016, as a result of Colony NorthStar’s acquisition of 13 net lease properties from NRF through the CLNS Merger totaling $205.4 million. Prior to the CLNS Merger, the CLNS Investment Entities did not hold any real estate except for two properties, comprising (i) two medical office buildings acquired through foreclosure in October 2015 and sold in March 2017, and (ii) a hotel acquired through foreclosure in January 2017.

Other Income—Other income was approximately $0.3 million higher in the year ended December 31, 2017 compared to 2016 due to higher recovery of expenses from borrowers and other recoveries from resolution of our loan investments.

Interest Expense—Interest expense was $0.1 million higher in the year ended December 31, 2017 compared to 2016. In 2017, while there was $6.4 million of additional interest expense related to $155.3 million of debt assumed from NRF though the CLNS Merger, remaining interest expense financing loans receivable decreased $6.3 million year-over-year. The decrease was driven by the (i) pay-off of warehouse facilities in 2017 with proceeds from sales of loan; and (ii) pay-down of securitization bonds through resolutions of underlying loans, partially offset by (iii) interest expense incurred on a secured financing transaction in 2017.

Transaction, Investment and Servicing Costs—There was a $0.8 million increase in transaction, investment and servicing costs in the year ended December 31, 2017 compared to 2016, which was attributed largely to legal costs incurred in connection with the sales of loans in 2017.

Provision for Loan Losses—Provision for loan loss was lower at $0.5 million for the year ended December 31, 2017 compared to $3.4 million for the year ended December 31, 2016. Provision for loan loss in 2017 was attributed to a mortgage loan that went into maturity default in November 2017, while the provision in 2016 reflects predominantly a decrease in collateral value of a mortgage loan affected by the decline in the oil and gas industry, for which the loan was subsequently foreclosed in January 2017.

Administrative Expenses—Administrative expenses are predominantly corporate-level costs that are either incurred specifically on behalf of the CLNS Investment Entities or an allocation of costs estimated to be applicable to the CLNS Investment Entities, largely based on the relative assets under management of the CLNS Investment Entities to the total assets under management of Colony NorthStar. The allocated administrative cost was $12.1 million for the year ended December 31, 2017, compared to $15.1 million for 2016. The decrease reflects a combination of (i) a lower percentage of costs allocated to the CLNS Investment Entities as a result of the CLNS Merger which increased Colony NorthStar’s total assets under management, and (ii) synergies from the CLNS Merger which resulted in overall cost savings to Colony NorthStar.

Other Loss, Net—The $0.3 million increase in other loss in the year ended December 31, 2017 compared to 2016 can be attributed primarily to a loss on an interest rate cap, which economically hedges the interest rate risk on a floating rate secured financing that was not designated as an accounting hedge.

Earnings from Investments in Unconsolidated Ventures—Included in the results for the year ended December 31, 2017 was $1.4 million of net earnings, including unrealized fair value adjustments, from two private real estate funds acquired through the CLNS Merger that are accounted for under the fair value option. The remaining $23.3 million and $16.1 million of earnings in the year ended December 31, 2017 and 2016, respectively, were from development loan arrangements with participating equity interest that are accounted for as equity method investments, with the $7.2 million increase in 2017 primarily resulting from additional draws and sales of land under development by one of the equity method investees.

Income Tax Expense—Income tax expense was higher at $2.2 million for the year ended December 31, 2017 compared to $1.5 million for the year ended December 31, 2016. Income tax expense in 2017 related primarily to earnings from investments in private real estate funds, with approximately $2.0 million resulting from a remeasurement of deferred tax asset balances at the lower federal corporate income tax rate of 21% under the new Tax Cuts and Jobs Act. In 2016, income tax expense pertained largely to excess inclusion income from investments in residual interests of securitization trusts.

Comparison of Years Ended December 31, 2016 and 2015

Interest Income—Interest income was $28.2 million higher in 2016 as it reflected a full year of interest income from new loans originated in 2015, primarily mortgage loans collateralized by transitional commercial properties that were subsequently securitized, and additional draws on development loans, partially offset by loan repayments.

Property Operating Income, Property Operating Expense and Depreciation and Amortization—These amounts pertain to a property, comprising two medical office buildings acquired by the CLNS Investment Entities through foreclosure in October 2015; and these amounts were significantly higher in 2016 compared to 2015 as 2016 reflected a full year of operations for the property. The property was subsequently sold in March 2017.

Other Income—Other income was $0.2 million higher in 2016 primarily due to loan administration fees on a development loan that was recognized for a full year in 2016 compared to a partial year in 2015.

Interest Expense (Loans Receivable)—Interest expense was incurred by the CLNS Investment Entities from mortgage loan securitizations that are accounted for as financing transactions and on outstanding amounts drawn from warehouse facilities. The $7.1 million increase in interest expense in 2016 relative to 2015 resulted from a new securitization transaction in September 2015.

Transaction, Investment and Servicing Costs—There was a $0.2 million decrease in transaction, investment and servicing costs in 2016 relative to 2015. The higher costs in 2015 can be attributed primarily to legal costs incurred in the restructuring and partial sale of loan receivables, including an unconsummated sale transaction in 2015.

Provision for Loan Losses—Provision for loan loss of $0.7 million was recorded in 2015, with the allowance subsequently charged off upon foreclosure of the delinquent mortgage loan. In 2016, provision for loan loss of $3.4 million reflects a decrease in collateral value of a mortgage loan affected by the decline in the oil and gas industry. The loan was subsequently foreclosed in January 2017.

Other Loss, Net—The $56,000 loss in 2016 reflects a loss on sale of loans, primarily due to selling costs.

Earnings from Investments in Unconsolidated Ventures—These are earnings from development loan arrangements with participating equity interest that are accounted for as equity method investments. Earnings increased approximately $10.0 million in 2016, as a result of additional draws throughout 2015 and 2016.

Income Tax Expense—Income tax expense increased approximately $1.3 million in 2016 compared to 2015, predominantly as a result of excess inclusion income from investment in residual interests of securitization trusts.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include commitments to repay borrowings, finance our assets and operations, meet future funding obligations, make distributions to our stockholders, repurchase our shares and fund other general business needs. We use significant cash to make additional investments, repay the principal of and interest on our borrowings and pay other financing costs, make distributions to our stockholders and fund our operations, which includes making payments to our Manager in accordance with the management agreement.

Our primary sources of liquidity include cash on hand, cash generated from our operating activities and cash generated from asset sales and investment maturities. However, subject to maintaining our qualification as a REIT and our Investment Company Act exclusion, we may use a number of sources to finance our assets, including bank credit facilities (including term loans and revolving facilities), securitizations, warehouse facilities and repurchase agreements, as described below. We also expect to invest in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which may allow us to pool capital to access larger transactions and diversify investment exposure. For more information about the conflicts of interest that may arise in connection with these co-investments, see “Risk Factors-Risks Related to Our Manager and Conflicts of Interests.”

The following table presents our pro forma total sources of liquidity as of December 31, 2017 (dollars in millions):

Total Sources of Liquidity

Cash and cash equivalents	$360.6
Secured revolving repurchase facilities availability	723.1
Bank credit facility availability	400.0

Total sources of liquidity	$1,483.7

Potential Sources of Liquidity

Bank Credit Facilities

We use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.

On February 1, 2018, Company OP (together with certain subsidiaries of Company OP from time to time party thereto as borrowers, collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide a revolving credit facility in the aggregate principal amount of up to $400.0 million.

Advances under the Credit Agreement accrue interest at a per annum rate equal to, at the applicable Borrower’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. An unused commitment fee at a rate of 0.25% or 0.35%, per annum, depending on the amount of facility utilization, applies to un-utilized borrowing capacity under the Credit Agreement. Amounts owing under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a LIBOR rate election is in effect.

The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of the date hereof, the borrowing base valuation is sufficient to permit borrowings of up to the entire $400.0 million commitment. The ability to borrow new amounts under the Credit Agreement terminates on February 1, 2022, at which time Company OP may, at its election and by written notice to the administrative agent, extend the termination date for two (2) additional terms of six (6) months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of February 1, 2023.

The obligations of the Borrowers under the Credit Agreement are guaranteed pursuant to a Guarantee and Collateral Agreement with certain subsidiaries of Company OP in favor of JPMorgan Chase Bank, N.A. (the “Guarantee and Collateral Agreement”) by substantially all material wholly owned subsidiaries of Company OP and, subject to certain exceptions, secured by a pledge of substantially all equity interests owned by the Borrowers and the guarantors, as well as by a security interest in deposit accounts of the Borrowers and the Guarantors (as such terms are defined in the Guarantee and Collateral Agreement) in which the proceeds of investment asset distributions are maintained.

The Credit Agreement contains various affirmative and negative covenants, including, among other things, the obligation of the Company to maintain REIT status and be listed on the NYSE, and limitations on debt, liens and restricted payments. In addition, the Credit Agreement includes the following financial covenants applicable to Company OP and its consolidated subsidiaries: (a) minimum consolidated tangible net worth of Company OP greater than or equal to the sum of (i) $2.105 billion and (ii) 50% of the proceeds received by Company OP from any offering of its common equity and of the proceeds from any offering by the Company of its common equity to the extent such proceeds are contributed to Company OP, excluding any such proceeds that are contributed to Company OP within ninety (90) days of receipt and applied to acquire capital stock of Company OP; (b) Company OP’s earnings before interest, income tax, depreciation, and amortization (“EBITDA”) plus lease expenses to fixed charges for any period of four (4) consecutive fiscal quarters not less than 1.50 to 1.00; (c) Company OP’s minimum interest coverage ratio not less than 3.00 to 1.00; and (d) Company OP’s ratio of consolidated total debt to consolidated total assets must not exceed 0.70 to 1.00. The Credit Agreement also includes customary events of default, including, among other things, failure to make payments when due, breach of covenants or representations, cross default to material indebtedness or material judgment defaults, bankruptcy matters involving any Borrower or any Guarantor and certain change of control events. The occurrence of an event of default will limit the ability of Company OP and its subsidiaries to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.

Repurchase agreements

We use repurchase agreements to finance our assets. Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we will sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. During the term of the repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. We intend to maintain formal relationships with multiple counterparties to obtain repurchase agreement financing on favorable terms.

Warehouse facilities

We may use warehouse facilities as a source of short-term financing for our assets. Warehouse facilities are typically lines of credit from commercial and investment banks that can be drawn upon to fund the acquisition of assets. Warehouse facilities are typically collateralized loans made to investors who invest in loans and securities that in turn pledge the resulting loans and securities to the warehouse lender. Third party custodians, usually large banks, typically hold the loans and securities funded with the warehouse facility borrowings, including the loans, securities, notes, mortgages and other important loan documentation, for the benefit of the lender who is deemed to own the loans and securities and, if there is a default under the warehouse line, for the benefit of the warehouse lender.

The following table presents a summary of our facilities as of December 31, 2017.

(in thousands)	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)
Secured Revolving Repurchase Facilities
Bank 1	$500,000	$289,489	2.30
Bank 2	400,000	113,690	0.50
Bank 3	300,000	72,900	2.47

Total Secured Revolving Repurchase Facilities	1,200,000	476,079	1.90

CMBS Credit Facilities
Bank 1	58,445	58,445	0.25
Bank 2	39,705	39,705	0.25
Bank 3	2,667	2,667	0.25
Bank 4	—	—	—
Bank 5	—	—	—

Total CMBS Credit Facilities	100,817	100,817	0.25

Bank Credit Facility	400,000	—	5.00

Total Facilities	$1,700,817	$576,896

Securitizations

We may seek to utilize non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations, to the extent consistent with the maintenance of our REIT qualification and exclusion from the Investment Company Act in order to generate cash for funding new investments. This would involve conveying a pool of assets to a special purpose vehicle (or the issuing entity), which would issue one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes would be secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds on the sale of non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses.

Other potential sources of financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.

Contractual Obligations, Commitments and Contingencies of the Company

The following table sets forth the known contractual obligations of the Company on an undiscounted and pro forma basis as if the Combination and related transactions had occurred as of December 31, 2017. This table excludes obligations of the Company that are not fixed and determinable, including the Management Agreement.

	Payments Due by Period
(In thousands)	Total	2018-2019 Less than a Year	2019-2020 1-3 Years	2021-2022 3-5 Years	2023 and after More than 5 Years
Secured debt(1)	$1,593,997	$242,820	$457,652	$239,173	$654,352
Securitization bonds payable(2)	189,619	—	—	—	189,619
Ground lease obligations(3)	12,797	2,000	4,021	3,640	3,136

	1,796,413	$244,820	$461,673	$242,813	$847,107

Lending commitments(4)	84,241

Total	$1,880,654

(1)	Amounts include minimum principal or principal curtailment based upon cash flows from collateral loans after payment of certain loan servicing fees and monthly interest, as well as fixed or floating rate interest obligations through the initial maturity date of the respective secured and unsecured debt. Interest on floating rate debt was determined based on the applicable index at December 31, 2017.
(2)	The timing of future principal payments was estimated based on expected future cash flows of underlying collateral loans. Repayments are estimated to be earlier than contractual maturity only if proceeds from underlying loans are repaid by the borrowers.
(3)	The Company assumed noncancellable operating ground leases as lessee or sublessee in connection with net lease properties acquired through the CLNS Merger. The amounts represent minimum future base rent commitments through initial expiration dates of the respective leases, excluding any contingent rent payments. Rents paid under ground leases are recoverable from tenants.
(4)	Future lending commitments may be subject to certain conditions that borrowers must meet to qualify for such fundings. Commitment amount assumes future fundings meet the terms to qualify for such fundings.

Guarantees and Off-Balance Sheet Arrangements of CLNS Investment Entities

The CLNS Investment Entities had no off-balance sheet arrangements at December 31, 2017.

Our Critical Accounting Policies and Estimates

Preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Certain accounting policies are considered to be critical accounting policies. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require subjective and complex judgments, and for which the impact of changes in estimates and assumptions could have a material effect on our financial statements.

Highlighted below are certain sections of accounting policies that are expected to be critical and that require significant judgment based on the nature of our business and operations.

•	Principles of consolidation—variable interest entity (“VIE”) assessment

•	Fair value measurement

•	Business combinations—evaluation of whether definition of a business is met; valuation of assets acquired, liabilities assumed and noncontrolling interests; purchase price allocation

•	Real estate assets—valuation of real estate and related intangibles at acquisition; classification as held for sale, impairment assessment; recognition of gain on sale of real estate

•	Loans receivable—nonaccrual policy; assessment of loan impairment and allowance for loan losses; accounting for Purchased Credit-impaired (“PCI”) loans, including estimate of expected cash flows; accounting for acquisition, development and construction (“ADC”) loans

•	Investments in unconsolidated ventures—impairment assessment

•	Securities—Other-than-temporary impairment (“OTTI”) assessment

•	Transfers of financial assets—qualification for sale accounting

Principles of consolidation

We consolidate entities in which we have a controlling financial interest by first considering if an entity meets the definition of a VIE for which we are deemed to be the primary beneficiary, or if we have the power to control an entity through a majority of voting interest or through other arrangements.

Variable Interest Entities. A VIE is an entity that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose equity holders lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is defined as the party that has a controlling financial interest in the VIE through (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. We also consider interests held by our related parties, including de facto agents. We assess whether we are members of a related party group that collectively meets the power and benefits criteria and, if so, whether we are most closely associated with the VIE. In performing this analysis, we consider both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of their investment relative to the related party; our ability and the related party’s ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for us or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business to our activities and to those of the related party. The determination of whether an entity is a VIE, and whether we are the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE.

Voting Interest Entities. Unlike VIEs, voting interest entities have sufficient equity to finance their activities and equity investors exhibit the characteristics of a controlling financial interest through their voting rights. The CLNS Investment Entities consolidate such entities when they have the power to control these entities through ownership of a majority of the entities’ voting interests or through other arrangements.

At each reporting period, we reassess whether changes in facts and circumstances cause a change in the status of an entity as a VIE or voting interest entity, and/or a change in our consolidation assessment. Changes in consolidation status are applied prospectively. An entity may be consolidated as a result of this reassessment, in which case, the assets, liabilities and noncontrolling interest in the entity are recorded at fair value upon initial consolidation. Any existing equity interest we hold in the entity prior to us obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon initial consolidation. However, if the consolidation represents an asset acquisition of a voting interest entity, our existing interest in the acquired assets, if any, is not remeasured to fair value but continues to be carried at historical cost. We may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of any interests retained.

Fair value measurement

Fair value is based on an exit price, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Where appropriate, adjustments to estimated fair values are made to appropriately reflect counterparty credit risk as well as our own credit-worthiness.

The estimated fair value of financial assets and financial liabilities are categorized into a three-tier hierarchy, prioritized based on the level of transparency in inputs used in the valuation techniques, as follows:

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in non-active markets, or valuation techniques utilizing inputs that are derived principally from or corroborated by observable data directly or indirectly for substantially the full term of the financial instrument.

Level 3—At least one assumption or input is unobservable and it is significant to the fair value measurement, requiring significant management judgment or estimate.

Where the inputs used to measure the fair value of a financial instrument fall into different levels of the fair value hierarchy, the financial instrument is categorized within the hierarchy based on the lowest level of input that is significant to its fair value measurement.

Business combinations

We evaluate each purchase transaction to determine whether the acquired assets meet the definition of a business. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If not, for an acquisition to be considered a business, it would have to include an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., there is a continuation of revenue before and after the transaction). A substantive process is not ancillary or minor, cannot be replaced without significant cost, effort or delay or is otherwise considered unique or scarce. To qualify as a business without outputs, the acquired assets would require an organized workforce with the necessary skills, knowledge and experience to perform a substantive process.

Net cash paid to acquire a business or assets is classified as investing activities on the accompanying statements of cash flows.

Business combinations are accounted for under the acquisition method. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests in acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require significant estimates and assumptions.

For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their acquisition cost, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the carrying amount of the assets acquired. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired.

The acquisitions of NorthStar I and NorthStar II, which occurred after December 31, 2017, were each accounted for under the acquisition method for a business combination.

Loans receivable

We originate and purchase loans receivable. The accounting framework for loans receivable depends on our strategy whether to hold or sell the loan, whether the loan was credit-impaired at the time of acquisition, or whether the lending arrangement is an ADC loan.

Loans Held for Investment (other than Purchased Credit-Impaired Loans)

Loans that we have the intent and ability to hold for the foreseeable future are classified as held-for-investment. Originated loans are recorded at amortized cost, or outstanding unpaid principal balance less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by us. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans are expensed as incurred.

Interest Income. Interest income is recognized based upon contractual interest rate and unpaid principal balance of the loans. Net deferred loan fees on originated loans are deferred and amortized as adjustments to interest income over the expected life of the loans using the effective yield method. Premium or discount on purchased loans are amortized as adjustments to interest income over the expected life of the loans using the effective yield method. For revolving loans, net deferred loan fees, premium or discount are amortized to interest income using the straight-line method. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as additional interest income.

Nonaccrual. Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual. Interest receivable is reversed against interest income when loans are placed on nonaccrual status. Interest collection on nonaccruing loans for which ultimate collectability of principal is uncertain is recognized using a cost recovery method by applying interest collected as a reduction to loan principal; otherwise, interest collected is recognized on a cash basis by crediting to income when received. Loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is reasonably assured.

Impairment and allowance for loan losses. On a periodic basis, we analyze the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan, where applicable. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan, liquidation value of collateral properties, financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present. We do not utilize a statistical credit rating system to monitor and assess the credit risk and investment quality of our acquired or originated loans. Given the diversity of our portfolio, we believe there is no consistent method of assigning a numerical rating to a particular loan that captures all of the various credit metrics and their relative importance. Therefore, we evaluate impairment and allowance for loan losses on an individual loan basis.

Loans are considered to be impaired when it is probable that we will not be able to collect all amounts due in accordance with contractual terms of the loans, including consideration of underlying collateral value. Allowance for loan losses represents the estimated probable credit losses inherent in loans held for investment at balance sheet date. Changes in allowance for loan losses are recorded in the provision for loan losses on the statement of operations. Allowance for loan losses generally excludes interest receivable as accrued interest receivable is reversed when a loan is placed on nonaccrual status. Allowance for loan losses is generally measured as the difference between the carrying value of the loan and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan or an observable market price for the loan. Subsequent changes in impairment are recorded as adjustments to the provision for loan losses. Loans are charged off against allowance for loan losses when all or a portion of the principal amount is determined to be uncollectible. A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral. Impaired collateral-dependent loans are written down to the fair value of the collateral less disposal cost, first through a charge-off against allowance for loan losses, if any, then recorded as impairment loss.

Troubled debt restructuring (“TDR”). A loan with contractual terms modified in a manner that grants concession to the borrower who is experiencing financial difficulty is classified as a TDR. Concessions could include term extensions, payment deferrals, interest rate reductions, principal forgiveness, forbearance, or other actions designed to maximize our collection on the loan. As a TDR is generally considered to be an impaired loan, it is measured for impairment based on our allowance for loan losses methodology.

Loans held for sale

Loans that we intend to sell or liquidate in the foreseeable future are classified as held-for-sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to allowance for loan losses. Net deferred loan origination fees and loan purchase premiums or discounts are deferred and capitalized as part of the carrying value of the held-for-sale loan until the loan is sold and are therefore included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost.

Purchased Credit-Impaired (“PCI”) Loans

PCI loans are acquired loans with evidence of credit quality deterioration for which it is probable at acquisition that we will collect less than the contractually required payments. PCI loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected as measured at acquisition date. The excess of cash flows expected to be collected, measured as of acquisition date, over the estimated fair value represents the accretable yield and is recognized in interest income over the remaining life of the loan using the effective interest method. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected (“nonaccretable difference”) is not recognized as an adjustment of yield, loss accrual or valuation allowance.

We evaluate estimated future cash flows expected to be collected on a quarterly basis, starting with the first full quarter after acquisition, or earlier if conditions indicating impairment are present. If the cash flows expected to be collected cannot be reasonably estimated, either at acquisition or in subsequent evaluation, we may consider placing such PCI loans on nonaccrual, with interest income recognized using the cost recovery method or on a cash basis. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan below its amortized cost, we record a provision for loan losses calculated as the difference between the loan’s amortized cost and the revised cash flows, discounted at the loan’s effective yield. Subsequent increases in cash flows expected to be collected are first applied to reverse any previously recorded allowance for loan losses, with any remaining increases recognized prospectively through an adjustment to yield over its remaining life.

Factors that most significantly affect estimates of cash flows expected to be collected, and accordingly the accretable yield, include: (i) estimates of the remaining life of acquired loans which may change the amount of future interest income; (ii) changes to prepayment assumptions; (iii) changes to collateral value assumptions for loans expected to foreclose; and (iv) changes in interest rates on variable rate loans.

PCI loans may be aggregated into pools based upon common risk characteristics, such as loan performance, collateral type and/or geographic location of the collateral. A pool is accounted for as a single asset with a single composite yield and an aggregate expectation of estimated future cash flows. A PCI loan modified within a pool remains in the pool, with the effect of the modification incorporated into the expected future cash flows. A loan resolution within a loan pool, which may involve the sale of the loan or foreclosure on the underlying collateral, results in the removal of an allocated carrying amount, including an allocable portion of any existing allowance.

Acquisition, Development and Construction (“ADC”) Loan Arrangements

We provide loans to third party developers for the acquisition, development and construction of real estate. Under an ADC arrangement, we participate in the expected residual profits of the project through the sale, refinancing or other use of the property. We evaluate the characteristics of each ADC arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. ADC arrangements with characteristics implying loan classification are presented as loans receivable and result in the recognition of interest income. ADC arrangements with characteristics implying real estate joint ventures are presented as investments in unconsolidated joint ventures and are accounted for using the equity method. The classification of each ADC arrangement as either loan receivable or real estate joint venture involves significant judgment and relies on various factors, including market conditions, amount and timing of expected residual profits, credit enhancements in the form of guaranties, estimated fair value of the collateral, and significance of borrower equity in the project, among others. The classification of ADC arrangements is performed at inception, and periodically reassessed when significant changes occur in the circumstances or conditions described above.

Real estate assets

Real estate acquisitions. Real estate acquisitions are recorded at the fair values of the acquired components at the time of acquisition, allocated among land, building, improvements, equipment, lease-related tangible and identifiable intangible assets and liabilities, such as tenant improvements, deferred leasing costs, in-place lease values, above- and below-market lease values. The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information.

Real estate held for investment

Impairment. We evaluate our real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate cash flows and determine impairments on an individual property basis. In making this determination, we review, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. If an impairment indicator exists, we evaluate whether the expected future undiscounted cash flows is less than the carrying amount of the asset, and if we determine that the carrying value is not recoverable, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset.

Real estate held for sale

Classification as held for sale. Real estate is classified as held for sale in the period when (i) management approves a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, subject only to usual and customary terms, (iii) a program is initiated to locate a buyer and actively market the asset for sale at a reasonable price, and (iv) completion of the sale is probable within one year. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal cost, with any write-down to fair value less disposal cost recorded as an impairment loss. For any increase in fair value less disposal cost subsequent to classification as held for sale, the impairment loss may be reversed, but only up to the amount of cumulative loss previously recognized. Depreciation is not recorded on assets classified as held for sale.

If circumstances arise that were previously considered unlikely and, as a result, we decide not to sell the real estate asset previously classified as held for sale, the real estate asset is reclassified as held for investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held for sale, adjusted for depreciation expense that would have been recognized had the real estate been continuously classified as held for investment, and (ii) its estimated fair value at the time we decide not to sell.

Real estate sales. We evaluate if real estate sale transactions qualify for recognition under the full accrual method, considering whether, among other criteria, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, any receivable due to us is not subject to future subordination, we have transferred to the buyer the usual risks and rewards of ownership and we do not have a substantial continuing involvement with the sold real estate. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less disposal cost and the carrying value of the real estate.

Foreclosed properties

We receive foreclosed properties in full or partial settlement of loans receivable by taking legal title or physical possession of the properties. Foreclosed properties are recognized, generally, at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. Deficiencies compared to the carrying value of the loan, after reversing any previously recognized loss provision on the loan, are recorded as impairment loss. We periodically evaluate foreclosed properties for subsequent decrease in fair value, which is recorded as additional impairment loss. Fair value of foreclosed properties is generally based on third party appraisals, broker price opinions, comparable sales or a combination thereof.

Investments in unconsolidated ventures

A noncontrolling, unconsolidated ownership interest in an entity may be accounted for using the equity method, cost method or under the fair value option, if elected.

We account for investments under the equity method of accounting if we have the ability to exercise significant influence over the operating and financial policies of an entity, but do not have a controlling financial interest. The equity method investment is initially recorded at cost and adjusted each period for capital contributions, distributions and our share of the entity’s net income or loss as well as other comprehensive income or loss. Our share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-pro rata earnings allocation formula or a preferred return to certain investors. For certain equity method investments, we record our proportionate share of income on a one to three month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits or those related to capital transactions, such as a financing transactions or sales, are reported as investing activities in the statement of cash flows.

Investments that do not qualify for equity method accounting are accounted for under the cost method. For investments in which the fair value option is elected, we record the change in fair value for our share of the projected future cash flows of such investments in equity in earnings (losses) of unconsolidated ventures. Any change in fair value attributed to market related assumptions is recorded in other gain (loss), net, on the combined statement of operations.

Impairment. If indicators of impairment exist, we perform an evaluation of our equity method investments to assess whether the fair value of our investment is less than our carrying value. To the extent the decrease in value is considered to be other-than-temporary and an impairment has occurred, the investment is written down to its estimated fair value, recorded as an impairment loss.

Securities

Debt securities are recorded as of the trade date. Securities designated as available-for-sale (“AFS”) are carried at fair value with unrealized gains or losses included as a component of other comprehensive income. Upon disposition of AFS securities, the cumulative gains or losses in other comprehensive income (loss) that are realized are recognized in other gain (loss), net, on the statement of operations based on specific identification.

Interest Income. Interest income from debt securities, including stated coupon interest payments and amortization of purchase premiums or discounts, is recognized using the effective interest method over the expected lives of the debt securities.

For beneficial interests in debt securities that are not of high credit quality (generally credit rating below AA) or that can be contractually settled such that we would not recover substantially all of our recorded investment, interest income is recognized as the accretable yield over the life of the securities using the effective yield method. The accretable yield is the excess of current expected cash flows to be collected over the net investment in the security, including the yield accreted to date. We evaluate estimated future cash flows expected to be collected on a quarterly basis, starting with the first full quarter after acquisition, or earlier if conditions indicating impairment are present. If the cash flows expected to be collected cannot be reasonably estimated, either at acquisition or in subsequent evaluation, we may consider placing the securities on nonaccrual, with interest income recognized using the cost recovery method.

Impairment. We perform an assessment, at least quarterly, to determine whether a decline in fair value below amortized cost of AFS debt securities is other than temporary. OTTI exists when either (i) the holder has the intent to sell the impaired security, (ii) it is more likely than not the holder will be required to sell the security, or (iii) the holder does not expect to recover the entire amortized cost of the security. For beneficial interests in debt securities that are not of high credit quality or that can be contractually settled such that we would not recover substantially all of our recorded investment, OTTI also exists when there has been an adverse change in cash flows expected to be collected from the last measurement date.

If we intend to sell the impaired security or more likely than not will be required to sell the impaired security before recovery of our amortized cost, the entire impairment amount is recognized in earnings. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost, we further evaluate the security for impairment due to credit losses. In determining whether a credit loss exists, an assessment is made of the cash flows expected to be collected from the security. The credit component of urn is recognized in earnings, while the remaining non-credit component is recognized in other comprehensive income. The amortized cost basis of the security is written down by the amount of impairment recognized in earnings and will not be adjusted for subsequent recoveries in fair value. The difference between the new amortized cost basis and the cash flows expected to be collected will be accreted as interest income.

In assessing OTTI and estimating future expected cash flows, factors considered include, but are not limited to, credit rating of the security, financial condition of the issuer, defaults for similar securities, performance and value of assets underlying an asset-backed security.

Transfers of Financial Assets

Sale accounting for transfers of financial assets is limited to the transfer of an entire financial asset, a group of financial assets in their entirety, or a component of a financial asset that meets the definition of a participating interest by having characteristics that are similar to the original financial asset.

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. If we have any continuing involvement, rights or obligations with the transferred financial asset (outside of standard representations and warranties), sale accounting would require that the transfer meets the following conditions: (1) the transferred asset has been legally isolated; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and (3) we do not maintain effective control over the transferred asset through an agreement that provides for (a) both an entitlement and an obligation by us to repurchase or redeem the asset before its maturity, (b) our unilateral ability to reclaim the asset and a more than trivial benefit attributable to that ability, or (c) the transferee requiring us to repurchase the asset at a price so favorable to the transferee that it is probable the repurchase will occur.

If the criteria for sale accounting are met, the transferred financial asset is removed from the balance sheet and a net gain or loss is recognized upon sale, taking into account any retained interests. Transfers of financial assets that do not meet the criteria for sale are accounted for as financing transactions.

Recent Accounting Updates

Recent accounting updates are included in Note 2 to the combined financial statements of the CLNS Investment Entities included elsewhere in this Annual Report Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2017, the Company did not have any assets other than $1,000 in cash, which had been provided to capitalize the Company. Given the proportional size of the assets of the Company before and after the Combination, we believe that there were no material market risks to the assets owned by the Company as of December 31, 2017. The information contained below reflects market risk of our business on a pro forma basis, as if the Combination occurred on December 31, 2017.

Our primary market risks are interest rate risk, prepayment risk, extension risk, credit risk, real estate market risk and capital market risk, either directly through the assets held or indirectly through investments in unconsolidated ventures.

Interest rate risk

Interest rate risk relates to the risk that the future cash flow of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets.

As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which we could sell some of our fixed rate financial assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of our fixed rate financial assets may increase. Fluctuations in LIBOR may affect the amount of interest income we earn on our floating rate borrowings and interest expense we incur on borrowings indexed to LIBOR, including under credit facilities and investment-level financing.

We utilize a variety of financial instruments on some of our investments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on their operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, there is exposure to the risk that the counterparties may cease making markets and quoting prices in such instruments, which may inhibit the ability to enter into an offsetting transaction with respect to an open position. Our profitability may be adversely affected during any period as a result of changing interest rates.

Prepayment risk

Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, resulting in a less than expected return on an investment. As prepayments of principal are received, any premiums paid on such assets are amortized against interest income, while any discounts on such assets are accreted into interest income. Therefore, an increase in prepayment rates has the following impact: (i) accelerates amortization of purchase premiums, which reduces interest income earned on the assets; and conversely, (ii) accelerates accretion of purchase discounts, which increases interest income earned on the assets.

Extension risk

The weighted average life of assets is projected based on assumptions regarding the rate at which borrowers will prepay or extend their mortgages. If prepayment rates decrease or extension options are exercised by borrowers at a rate that deviates significantly from projections, the life of fixed rate assets could extend beyond the term of the secured debt agreements. This in turn could negatively impact liquidity to the extent that assets may have to be sold and losses may be incurred as a result.

Credit risk

Investment in loans receivable is subject to a high degree of credit risk through exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy and other factors beyond our control. All loans are subject to a certain probability of default. We manage credit risk through the underwriting process, acquiring investments at the appropriate discount to face value, if any, and establishing loss assumptions. Performance of the loans is carefully monitored, including those held through joint venture investments, as well as external factors that may affect their value.

We are also subject to the credit risk of the tenants in our properties. We seek to undertake a rigorous credit evaluation of the tenants prior to acquiring properties. This analysis includes an extensive due diligence investigation of the tenants’ businesses, as well as an assessment of the strategic importance of the underlying real estate to the respective tenants’ core business operations. Where appropriate, we may seek to augment the tenants’ commitment to the properties by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities that are deemed credit worthy.

Real estate market risk

We are exposed to the risks generally associated with the commercial real estate market. The market values of commercial real estate are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, as well as changes or weakness in specific industry segments, and other macroeconomic factors beyond our control, which could affect occupancy rates, capitalization rates and absorption rates. This in turn could impact the performance of tenants and borrowers. We seek to manage these risks through their underwriting due diligence and asset management processes.

Capital markets risk

We are exposed to risks related to the debt capital markets, specifically the ability to finance our business through borrowings under secured revolving repurchase facilities, secured and unsecured warehouse facilities or other debt instruments. We seek to mitigate these risks by monitoring the debt capital markets to inform their decisions on the amount, timing and terms of their borrowings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the CLNS Investment Entities and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm’s report thereon are included in this Item 8. Selected quarterly financial data of the CLNS Investment Entities required by this item appear in Item 6 of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Colony NorthStar Credit Real Estate, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Colony NorthStar Credit Real Estate, Inc. (the Company) as of December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statement”). In our opinion, the consolidated financial statement presents fairly, in all material respects, the financial position of the Company at December 31, 2017 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Los Angeles, California

March 23, 2018

Colony NorthStar Credit Real Estate, Inc.

Consolidated Balance Sheet

December 31, 2017
Assets
Cash	$1,000

Total Assets	$1,000

Commitments and contingencies (Note 4)
Stockholder’s equity
Preferred stock, $0.01 par value, 200 shares authorized, none outstanding	$––
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1
Additional paid-in capital	999

Total stockholder’s equity	$1,000

See accompanying notes to the consolidated balance sheet.

Colony NorthStar Credit Real Estate, Inc.

Notes to Consolidated Balance Sheet

1. Organization

Colony NorthStar Credit Real Estate, Inc. (the “Company”) was organized in the state of Maryland on August 23, 2017. Under the Company’s charter as of December 31, 2017, the Company was authorized to issue up to 1,000 shares of common stock, $0.01 par value per share, and 200 shares of preferred stock, $0.01 par value per share. As of December 31, 2017, the Company had not commenced operations.

As of December 31, 2017, the sole stockholder of the Company was Colony NorthStar, Inc. (“Colony NorthStar”), a publicly traded real estate investment trust (“REIT”) listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CLNS.” On September 15, 2017, Colony NorthStar made an initial capital contribution of $1,000 to the Company.

The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The Company intends to conduct all of its activities and hold substantially all of its assets and liabilities through its operating subsidiary, Credit RE Operating Company, LLC (the “Company OP”). The Company is the sole member of the Company OP.

The Company will be externally managed by CLNC Manager, LLC, a Delaware limited liability company and a wholly-owned and indirect subsidiary of Colony Capital Operating Company, LLC (“CLNS OP”), a Delaware limited liability company and the operating company of Colony NorthStar.

2. Formation of the Company

The Company and the Company OP were formed for the purpose of (i) receiving the contribution of a select portfolio of assets and liabilities from Colony NorthStar and its subsidiaries (the “CLNS Contributed Portfolio” as described further below), and (ii) combining the CLNS Contributed Portfolio with substantially all of the assets and liabilities of NorthStar Real Estate Income Trust, Inc. (“NorthStar I”) and all of the assets and liabilities of NorthStar Real Estate Income II, Inc. (“NorthStar II”), each of which were publicly registered non-traded REITs sponsored and managed by a subsidiary of Colony NorthStar, through the mergers of NorthStar I and NorthStar II with and into the Company, with the Company surviving (collectively, “Combination”). The CLNS Contributed Portfolio consists of investment entities in which CLNS OP owned interests, as of December 31, 2017, ranging from 38% to 100%.

On January 18, 2018, the Combination was approved by the stockholders of NorthStar I and NorthStar II. The Combination closed on January 31, 2018 and the Company’s Class A common stock began trading on the NYSE on February 1, 2018 under the symbol “CLNC.”

In consideration for the contribution of the CLNS Contributed Portfolio, CLNS OP received approximately 44.4 million shares of the Company’s Class B-3 common stock (the “CLNC B-3 Common Stock”) and a subsidiary of CLNS OP received approximately 3.1 million common membership units in the Company’s operating company (“CLNC OP Units”). The CLNC B-3 Common Stock will automatically convert to Class A common stock of the Company on a one-for-one basis upon the close of trading on February 1, 2019. The CLNC OP Units are redeemable for cash, or at the Company’s election, the Company’s Class A common stock on a one-for-one basis. Subject to certain limited exceptions, CLNS OP has agreed that it and its affiliates will not make any transfers of the CLNC OP Units to non-affiliates of CLNS OP until the one year anniversary of the closing of the Combination, unless such transfer is approved by a majority of the Company’s board of directors, including a majority of the independent directors. In connection with the merger of NorthStar I and NorthStar II into the Company, their respective stockholders received shares of the Company’s Class A common stock based on pre-determined exchange ratios. Following the foregoing transaction, the Company contributed the CLNS Contributed Portfolio and the operating partnerships of NorthStar I and NorthStar II to the Company OP in exchange for ownership interests in the Company OP. Upon the closing of the Combination, CLNS OP and its affiliates, NorthStar I stockholders and NorthStar II stockholders each owned approximately 37%, 32% and 31%, respectively, of the Company on a fully diluted basis.

3. Significant Accounting Policies

Basis of presentation

The accompanying consolidated balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s sole subsidiary, the Company OP, is consolidated by the Company. All intercompany transactions have been eliminated.

Use of estimates

The preparation of the consolidated balance sheet in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at December 31, 2017. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.

Underwriting commissions and costs

Underwriting commissions and costs to be incurred in connection with the Company’s common share offerings will be reflected as a reduction of additional paid-in capital.

Organization and offering costs

Costs incurred to organize the Company will be expensed as incurred.

4. Commitments and Contingencies

As of December 31, 2017, Colony NorthStar had incurred approximately $2.3 million of costs related to the organization of the Company and the Combination. Contingent upon successful completion of the Combination, the Company will reimburse Colony NorthStar for these and other costs.

5. Subsequent Events

Combination Agreement

On January 18, 2018, the Combination was approved by the stockholders of NorthStar I and NorthStar II. The Combination closed on January 31, 2018 and the Company’s Class A common stock began trading on the NYSE on February 1, 2018 under the symbol “CLNC.” Upon closing of the Combination, CLNS OP and its affiliates, NorthStar I stockholders and NorthStar II stockholders each own approximately 37%, 32% and 31%, respectively, of the Company on a fully diluted basis. Refer to Note 2, “Formation of the Company.”

Common Stock Repurchases

The Company’s board of directors has authorized a stock repurchase program, under which the Company may repurchase up to $300 million of its outstanding Class A common stock until March 19, 2019.

Dividends

On February 23, 2018, the Company’s board of directors declared its monthly cash dividend of $0.145 per share of Class A and Class B-3 common stock for the month ended February 28, 2018. The common stock dividend was paid on March 16, 2018 to stockholders of record on March 8, 2018. On March 15, 2018, the Company’s board of directors declared a monthly cash dividend of $0.145 per share of Class A common stock and Class B-3 common stock for the monthly period ending March 31, 2018. The common stock dividend will be paid on April 10, 2018 to stockholders of record on March 29, 2018. These dividends represent an annualized dividend of $1.74 per share of Class A and Class B-3 common stock.

Revolving Credit Facility

On February 1, 2018, the Company entered into a Credit Agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and several lenders which agreed to provide a revolving credit facility in the aggregate principal amount of up to $400.0 million. Advances under the Credit Agreement accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The ability to borrow new amounts under the Credit Agreement terminates on February 1, 2022, with two additional six month extensions available subject to terms and conditions in the Credit Agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of CLNS Investment Entities

Opinion on the Financial Statements

We have audited the accompanying combined balance sheets of the CLNS Investment Entities (as described in Note 1 to the combined financial statements and collectively, the “Companies”) as of December 31, 2017 and 2016, the related combined statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Companies at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on the Companies’ financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Companies’ auditor since 2017.

Los Angeles, California

March 23, 2018

CLNS INVESTMENT ENTITIES

COMBINED BALANCE SHEETS

(In thousands)

	December 31,
	2017	2016
Assets
Cash	$25,204	$13,982
Restricted cash	41,901	58,530
Loans receivable, net
Held for investment	1,300,784	1,523,426
Held for sale	—	29,354
Real estate, net
Held for investment	219,740	—
Held for sale	—	8,938
Investments in unconsolidated ventures ($24,417 and $0 at fair value)	203,720	155,537
Deferred leasing costs and intangible assets, net	11,014	20
Other assets ($117 and $0 at fair value)	37,039	12,405

Total assets	$1,839,402	$1,802,192

Liabilities
Debt, net	$389,661	$502,413
Accrued and other liabilities	42,171	64,215

Total liabilities	431,832	566,628

Commitments and contingencies (Note 10)
Equity
CLNS Owner	1,079,808	884,716
Other Owners	318,142	341,167

Total owners’ equity	1,397,950	1,225,883
Noncontrolling interests	9,620	9,681

Total equity	1,407,570	1,235,564

Total liabilities and equity	$1,839,402	$1,802,192

The accompanying notes are an integral part of these combined financial statements.

CLNS INVESTMENT ENTITIES

COMBINED BALANCE SHEETS

(In thousands)

The following table presents the assets and liabilities recorded in the combined balance sheets attributable to securitization vehicles consolidated as variable interest entities:

	December 31,
	2017	2016
Assets
Cash	$1,320	$3,234
Loans receivable, net	379,305	694,077
Real estate, net	8,073	8,873
Other assets	36,960	65,426

Total assets	$425,658	$771,610

Liabilities
Debt, net	$108,679	$400,600
Other liabilities	28,692	63,175

Total liabilities	$137,371	$463,775

The accompanying notes are an integral part of these combined financial statements.

CLNS INVESTMENT ENTITIES

COMBINED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Revenues
Interest income	$140,214	$140,529	$112,326
Property operating income	23,750	1,138	99
Other income	791	536	287

Total revenues	164,755	142,203	112,712

Expenses
Interest expense	26,114	26,031	18,949
Property operating expense	7,978	905	67
Transaction, investment and servicing expense (including $482, $417 and $441 reimbursed to affiliates, respectively)	2,570	1,767	1,920
Depreciation and amortization	9,137	146	—
Provision for loan loss	518	3,386	721
Administrative expenses (Note 9)	12,669	15,437	15,315

Total expenses	58,986	47,672	36,972

Other income (loss)
Other loss, net	(390)	(56)	—
Earnings from investments in unconsolidated ventures	24,709	16,067	6,115

Net income before income taxes	130,088	110,542	81,855
Income tax expense	(2,208)	(1,521)	(247)

Net income	127,880	109,021	81,608
Net income attributable to noncontrolling interests	689	736	1,054

Net income attributable to owners	$127,191	$108,285	$80,554

The accompanying notes are an integral part of these combined financial statements.

CLNS INVESTMENT ENTITIES

COMBINED STATEMENTS OF EQUITY

(In thousands)

	CLNS Owner	Other Owners	Total Owners’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	$502,810	$175,226	$678,036	$10,136	$688,172
Net income	58,079	22,475	80,554	1,054	81,608
Pushdown accounting adjustments (Note 2)	12,222	14,366	26,588	—	26,588
Contributions	463,885	141,114	604,999	97	605,096
Distributions	(219,222)	(63,093)	(282,315)	(1,335)	(283,650)

Balance at December 31, 2015	817,774	290,088	1,107,862	9,952	1,117,814
Net income	76,051	32,234	108,285	736	109,021
Contributions	113,024	95,520	208,544	98	208,642
Distributions	(122,133)	(76,675)	(198,808)	(1,105)	(199,913)

Balance at December 31, 2016	884,716	341,167	1,225,883	9,681	1,235,564
Net income	88,504	38,687	127,191	689	127,880
Equity contribution from CLNS Merger (Note 2)	324,358	—	324,358	—	324,358
Contributions	81,549	50,252	131,801	251	132,052
Distributions	(299,319)	(111,964)	(411,283)	(1,001)	(412,284)

Balance at December 31, 2017	$1,079,808	$318,142	$1,397,950	$9,620	$1,407,570

The accompanying notes are an integral part of these combined financial statements.

CLNS INVESTMENT ENTITIES

COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income	$127,880	$109,021	$81,608
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount and net origination fees on purchased and originated loans	(8,551)	(8,112)	(3,781)
Paid-in-kind interest added to loan principal, net of interest received	(1,802)	(7,884)	(8,040)
Amortization of deferred financing costs and debt discount and premium	3,637	5,975	4,944
Earnings from investments in unconsolidated ventures	(24,709)	(16,067)	(6,115)
Distributions of income from equity method investments	7,563	1,058	59
Provision for loan losses	518	3,386	721
Depreciation and amortization	9,137	146	—
Deferred tax provision	1,744	—	—
Changes in operating assets and liabilities:
Decrease in restricted cash	940	—	544
(Increase) decrease in other assets	(7,743)	671	(6,264)
(Decrease) increase in accrued and other liabilities	(892)	369	998
Other adjustments, net	200	(55)	—

Net cash provided by operating activities	107,922	88,508	64,674

Cash Flows from Investing Activities
Contributions to investments in unconsolidated ventures	(16,333)	(21,433)	(104,134)
Distributions from investments in unconsolidated ventures	55,107	1,331	3,317
Cash acquired in the CLNS Merger (Note 2)	915	—	—
Net disbursements on originated loans	(200,203)	(257,641)	(860,175)
Repayments of loans receivable	537,532	357,043	43,370
Proceeds from sales of loans receivable	17,509	141,500	95,000
Cash receipts in excess of accretion on purchased credit-impaired loans	52,435	18,121	9,894
Improvements of real estate	(312)	(67)	—
Proceeds from sales of real estate	8,872	—	—
Changes in restricted cash	(564)	—	—

Net cash provided by (used in) investing activities	454,958	238,854	(812,728)

CLNS INVESTMENT ENTITIES

COMBINED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Financing Activities
Funds from borrowings	72,189	81,077	676,486
Repayment of borrowings	(342,898)	(407,282)	(252,902)
Payment of financing costs	(717)	(2,242)	(7,038)
Contributions from members	131,801	208,544	604,999
Distributions to members	(411,283)	(198,808)	(282,315)
Contributions from noncontrolling interests	251	98	97
Distributions to noncontrolling interests	(1,001)	(1,105)	(1,335)

Net cash (used in) provided by financing activities	(551,658)	(319,718)	737,992

Net increase (decrease) in cash	11,222	7,644	(10,062)
Cash, beginning of period	13,982	6,338	16,400

Cash, end of period	$25,204	$13,982	$6,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$22,885	$20,134	$13,160

Cash paid for income taxes	$10,497	$1,292	$770

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loan payoffs held in escrow	$9,720	$—	$11,300

Foreclosures on collateral assets of originated or acquired loans receivable	$20,204	$—	$10,837

Assets acquired through the CLNS Merger (Note 2)	$485,891	$—	$—

Liabilities assumed through the CLNS Merger (Note 2)	$161,533	$—	$—

The accompanying notes are an integral part of these combined financial statements.

CLNS INVESTMENT ENTITIES

NOTES TO COMBINED FINANCIAL STATEMENTS

1. Business and Organization

Colony NorthStar Credit Real Estate, Inc. (“Colony NorthStar Credit”) was organized in the state of Maryland on August 23, 2017. As of December 31, 2017, the sole stockholder of Colony NorthStar Credit was Colony NorthStar, Inc. (“Colony NorthStar”), a publicly traded real estate investment trust (“REIT”) listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CLNS.” Colony NorthStar Credit intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Colony NorthStar Credit intends to conduct all of its activities and hold substantially all of its assets and liabilities through its operating subsidiary, Credit RE Operating Company, LLC (“Credit RE OP”). Colony NorthStar Credit is the sole member of Credit RE OP.

Colony NorthStar Credit and Credit RE OP were formed for the purpose of (i) receiving the contribution of a select portfolio of assets and liabilities from Colony NorthStar and its subsidiaries (the “CLNS Contributed Portfolio” as described further below), and (ii) combining the CLNS Contributed Portfolio with substantially all of the assets and liabilities of NorthStar Real Estate Income Trust, Inc. (“NorthStar I”) and all of the assets and liabilities of NorthStar Real Estate Income II, Inc. (“NorthStar II”), each of which were publicly registered non-traded REITs sponsored and managed by a subsidiary of Colony NorthStar, through the mergers of NorthStar I and NorthStar II with and into Colony NorthStar Credit, with Colony NorthStar Credit surviving (collectively, the “Combination”).

On January 18, 2018, the Combination was approved by the stockholders of NorthStar I and NorthStar II. The Combination closed on January 31, 2018 and Colony NorthStar Credit’s Class A common stock began trading on the NYSE on February 1, 2018 under the symbol “CLNC.”

In consideration for the contribution of the CLNS Contributed Portfolio, Colony Capital Operating Company, LLC (“CLNS OP”), a Delaware limited liability company and the operating company of Colony NorthStar, received approximately 44.4 million shares of Colony NorthStar Credit’s Class B-3 common stock (the “CLNC B-3 Common Stock”) and a subsidiary of CLNS OP received approximately 3.1 million common membership units in Credit RE OP (“CLNC OP Units”). The CLNC B-3 Common Stock will automatically convert to Class A common stock of Colony NorthStar Credit on a one-for-one basis upon the close of trading on February 1, 2019. The CLNC OP Units are redeemable for cash, or at Colony NorthStar Credit’s election, Colony NorthStar Credit’s Class A common stock on a one-for-one basis, in the sole discretion of Colony NorthStar Credit. Subject to certain limited exceptions, CLNS OP has agreed that it and its affiliates will not make any transfers of the CLNC OP Units to non-affiliates of CLNS OP until the one year anniversary of the closing of the Combination, unless such transfer is approved by a majority of Colony NorthStar Credit’s board of directors, including a majority of the independent directors. In connection with the merger of NorthStar I and NorthStar II into Colony NorthStar Credit, their respective stockholders received shares of Colony NorthStar Credit’s Class A common stock based on pre-determined exchange ratios. Following the foregoing transaction, Colony NorthStar Credit contributed the CLNS Contributed Portfolio and the operating partnerships of NorthStar I and NorthStar II to Credit RE OP in exchange for ownership interests in Credit RE OP. Upon the closing of the Combination, CLNS OP and its affiliates, NorthStar I stockholders and NorthStar II stockholders each owned approximately 37%, 32% and 31%, respectively, of Colony NorthStar Credit on a fully diluted basis.

The accompanying combined financial statements present in their entirety the historical combined financial position, results of operations, and cash flows of the investment entities in which CLNS OP owned interests, as of December 31, 2017, ranging from 38% to 100%, which interests represent the “CLNS Contributed Portfolio,” that was contributed through Colony NorthStar Credit to Credit RE OP. The financial statements also include certain intercompany balances between those entities and CLNS OP or its subsidiaries. These entities and balances are, for purposes of the notes to the combined financial statements of the CLNS Investment Entities, collectively referred to as the “CLNS Investment Entities” or the “Companies.” As of December 31, 2017, the Companies were under common control of Colony NorthStar. The remaining interests in the Companies that were owned by Colony NorthStar-sponsored investment vehicles or third parties were not contributed to Colony NorthStar Credit. Throughout these combined financial statements, Colony NorthStar’s interests in their respective underlying assets and liabilities are presented as CLNS Owner; the remaining interests are presented as Other Owners.

Prior to the closing of the Combination, Colony NorthStar Credit had no material assets and liabilities and did not operate its business as a separate company. Since Colony NorthStar Credit did not have significant operations prior to the contribution from Colony NorthStar, and succeeded to substantially all of the operations of the CLNS Investment Entities, the CLNS Investment Entities represent Colony NorthStar Credit’s predecessor for accounting purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation

The assets, liabilities and noncontrolling interests in these combined financial statements have been carved out of the books and records of Colony NorthStar at their historical carrying amounts. The combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), giving consideration to the rules and regulations of the Securities and Exchange Commission (“SEC”) and related guidance provided by the SEC Staff with respect to carve-out financial statements. All intercompany transactions have been eliminated.

The historical financial results for the Companies reflect charges for certain corporate costs which we believe are reasonable. These charges were based on either specifically identifiable costs incurred on behalf of the Companies or an allocation of costs estimated to be applicable to the Companies, primarily based on the relative assets under management of the Companies to Colony NorthStar’s total assets under management. Such costs do not necessarily reflect what the actual costs would have been if the Companies had been operating as a separate stand-alone public entity. See Note 9, Transactions with Affiliates, for additional information.

Formation of Colony NorthStar—Colony NorthStar was formed through a tri-party merger (the “CLNS Merger”) among Colony Capital, Inc. (“Colony Capital”), NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (“NRF”), which closed on January 10, 2017 (the “CLNS Merger Closing Date”). Colony Capital was determined to be the accounting acquirer in the CLNS Merger. Accordingly, the combined financial information of the Companies included herein as of any date or for any periods on or prior to the CLNS Merger Closing Date represent the CLNS Investment Entities from Colony Capital. On the CLNS Merger Closing Date, the CLNS Investment Entities were reflected by Colony NorthStar at their pre-CLNS Merger carrying values, while the CLNS Investment Entities from NRF were reflected by Colony NorthStar at their CLNS Merger fair values. The results of operations of the CLNS Investment Entities from NRF are included in these combined financial statements effective from January 11, 2017.

The following table presents the assets acquired and liabilities of certain Companies assumed by Colony NorthStar from NRF through the CLNS Merger based upon their estimated fair values as of the CLNS Merger Closing Date, including the effects of adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the CLNS Merger Closing Date.

(In thousands)	As Reported at December 31, 2017
Assets
Cash and cash equivalents	$915
Restricted cash	5,288
Real estate	205,376
Loans receivable	175,366
Investments in unconsolidated ventures	70,609
Intangible assets	14,600
Other assets	13,737

485,891

Liabilities
Debt	155,297
Accrued and other liabilities	6,236

161,533

Fair value of net assets acquired	$324,358

Results of operations of the CLNS Investment Entities from NRF were as follows:

(In thousands)	Year Ended December 31, 2017
Total revenues	$37,430
Net income	15,692

Change in Control of Certain CLNS Investment Entities and Pushdown Accounting—On April 2, 2015, in connection with the internalization of its manager, Colony Capital, the accounting predecessor to Colony NorthStar, obtained a controlling financial interest in certain of the CLNS Investment Entities, which Colony Capital had previously accounted for under the equity method. As a result, Colony Capital consolidated those CLNS Investment Entities and remeasured their assets, liabilities and noncontrolling interests at fair value as of April 2, 2015. Five of the Companies stepped up their loans receivable to fair value by approximately $26.6 million through the application of pushdown accounting.

The accompanying financial statements include the results of the five Companies for the period after the completion of management internalization (“Successor Period”) and the period before management internalization (“Predecessor Period”). The pushdown accounting only affects interest income through periodic amortization of the step-up of loans receivable carrying value. The following table summarizes interest income from the five Companies for the Successor Period and Predecessor Period included in the combined statements of operations.

	Successor Period			Predecessor Period
	Year Ended December 31,		April 2, 2015 to December 31, 2015	January 1, 2015 to April 1, 2015
(In thousands)	2017	2016
Interest income	$20,129	$24,544	$17,883	$8,538

Principles of Consolidation

The accompanying combined financial statements include the accounts of the Companies and their controlled subsidiaries and consolidated variable interest entities (“VIEs”). The portions of the equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements.

The Companies consolidate entities in which they have a controlling financial interest by first considering if an entity meets the definition of a VIE for which the Companies are deemed to be the primary beneficiary, or if the Companies have the power to control an entity through a majority of voting interest or through other arrangements.

Variable Interest Entities—A VIE is an entity that lacks sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose equity holders lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. The Companies also consider interests held by their related parties, including de facto agents. The Companies assess whether they are members of a related party group that collectively meets the power and benefits criteria and, if so, whether the Companies are most closely associated with the VIE. In performing this analysis, the Companies consider both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of their investment relative to the related party; the Companies’ and the related party’s ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Companies or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Companies and the related party. The determination of whether an entity is a VIE, and whether the Companies are the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE.

At December 31, 2017, 2016 and 2015, the Companies consolidated certain securitization vehicles as the primary beneficiary. The securitization vehicles were structured as pass-through entities that receive principal and interest on the underlying mortgage loans and distribute those payments to the holders of the notes, certificates or bonds issued by the securitization vehicles. The loans were transferred into securitization vehicles such that these assets are restricted and legally isolated from the creditors of the Companies, and therefore are not available to satisfy the Companies’ obligations but only the obligations of the securitization vehicles. The obligations of the securitization vehicles do not have any recourse to the general credit of the Companies.

The Companies retain beneficial interests in the securitization vehicles, usually equity tranches or subordinate securities. Affiliates of the Companies or appointed third parties act as special servicer of the underlying collateral mortgage loans. The special servicer has the power to direct activities during the loan workout process on defaulted and delinquent loans as permitted by the underlying contractual agreements, which is subject to the consent of the Companies, as the controlling class representative or directing holder who, under certain circumstances, has the right to unilaterally remove the special servicer. As the Companies’ rights as the directing holder and controlling class representative provide the Companies the ability to direct activities that most significantly impact the economic performance of the securitization vehicles, the Companies maintain effective control over the loans transferred into the securitization vehicles. Considering the interests retained by the Companies in the securitization vehicles together with its role as controlling class representative or directing holder, the Companies are deemed to be the primary beneficiary and consolidated these securitization vehicles. Accordingly, these securitizations did not qualify as sale transactions and are accounted for as secured financing with the underlying mortgage loans pledged as collateral.

All of the underlying assets, liabilities, equity, revenues and expenses of the securitization vehicles are included in the Companies’ combined financial statements. The Companies’ exposure to the obligations of the securitization vehicles is generally limited to their investment in these entities, which was $288.3 million and $307.8 million at December 31, 2017 and 2016, respectively. The Companies are not obligated to provide any financial support to these securitization vehicles, although they may, in their sole discretion, provide support such as protective and other advances as they deem appropriate. The Companies did not provide any such financial support in the years ended December 31, 2017 or 2016.

Voting Interest Entities—Unlike VIEs, voting interest entities have sufficient equity to finance their activities and equity investors exhibit the characteristics of a controlling financial interest through their voting rights. The Companies consolidate such entities when they have the power to control these entities through ownership of a majority of the entities’ voting interests or through other arrangements.

Upon the occurrence of a reconsideration event, the Companies reassess whether changes in facts and circumstances cause a change in the status of an entity as a VIE or voting interest entity, and/or a change in the Companies’ consolidation assessment. Changes in consolidation status are applied prospectively. An entity may be consolidated as a result of this reassessment, in which case, the assets, liabilities and noncontrolling interest in the entity are recorded at fair value upon initial consolidation. Any existing equity interest held by the Companies in the entity prior to the Companies obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon initial consolidation. However, if the consolidation represents an asset acquisition of a voting interest entity, the Companies’ existing interest in the acquired assets, if any, is not remeasured to fair value but continues to be carried at historical cost. The Companies may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of any interests retained.

Noncontrolling Interests

Noncontrolling interests represent interests in the Companies held by third party joint venture partners. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Fair Value Measurement

Fair value is based on an exit price, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Where appropriate, the Companies make adjustments to estimated fair values to appropriately reflect counterparty credit risk as well as the Companies’ own credit-worthiness.

The estimated fair value of financial assets and financial liabilities are categorized into a three-tier hierarchy, prioritized based on the level of transparency in inputs used in the valuation techniques, as follows:

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in non-active markets, or valuation techniques utilizing inputs that are derived principally from or corroborated by observable data directly or indirectly for substantially the full term of the financial instrument.

Level 3—At least one assumption or input is unobservable and it is significant to the fair value measurement, requiring significant management judgment or estimate.

Where the inputs used to measure the fair value of a financial instrument fall into different levels of the fair value hierarchy, the financial instrument is categorized within the hierarchy based on the lowest level of input that is significant to its fair value measurement.

Fair Value Option

The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. The fair value option may be elected only upon the occurrence of certain specified events, including when the Companies enter into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs. The Companies have elected to account for certain cost method investments, specifically limited partnership interests in third party private real estate funds, at fair value.

Cash and Cash Equivalents

Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Companies did not have any cash equivalents at December 31, 2017 or 2016. The Companies’ cash is held with major financial institutions and may at times exceed federally insured limits.

Restricted Cash

Restricted cash consists primarily of borrower escrow deposits, tenant escrow deposits and real estate capital expenditure reserves.

Loans Receivable

The Companies originate and purchase loans receivable. The accounting framework for loans receivable depends on the Companies’ strategy whether to hold or sell the loan, whether the loan was credit-impaired at time of acquisition, or if the lending arrangement is an acquisition, development and construction loan.

Loans Held for Investment (other than Purchased Credit-Impaired Loans)

Loans that the Companies have the intent and ability to hold for the foreseeable future are classified as held-for-investment. Originated loans are recorded at amortized cost, or outstanding unpaid principal balance less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Companies. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans are expensed as incurred.

Interest Income—Interest income is recognized based upon contractual interest rate and unpaid principal balance of the loans. Net deferred loan fees on originated loans are deferred and amortized as adjustments to interest income over the expected life of the loans using the effective yield method. Premium or discount on purchased loans are amortized as adjustments to interest income over the expected life of the loans using the effective yield method. For revolving loans, net deferred loan fees, premium or discount are amortized to interest income using the straight-line method. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as additional interest income.

Nonaccrual—Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual. Interest receivable is reversed against interest income when loans are placed on nonaccrual status. Interest collection on nonaccruing loans for which ultimate collectability of principal is uncertain is recognized using a cost recovery method by applying interest collected as a reduction to loan principal; otherwise, interest collected is recognized on a cash basis by crediting to income when received. Loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is reasonably assured.

Impairment and Allowance for Loan Losses—On a periodic basis, the Companies analyze the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan, where applicable. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan, liquidation value of collateral properties, financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present. The Companies do not utilize a statistical credit rating system to monitor and assess the credit risk and investment quality of their acquired or originated loans. Given the diversity of the Companies’ portfolio, management believes there is no consistent method of assigning a numerical rating to a particular loan that captures all of the various credit metrics and their relative importance. Therefore, the Companies evaluate impairment and allowance for loan losses on an individual loan basis.

Loans are considered to be impaired when it is probable that the Companies will not be able to collect all amounts due in accordance with contractual terms of the loans, including consideration of underlying collateral value. Allowance for loan losses represents the estimated probable credit losses inherent in loans held for investment at balance sheet date. Changes in allowance for loan losses are recorded in the provision for loan losses on the statement of operations. Allowance for loan losses generally exclude interest receivable as accrued interest receivable is reversed when a loan is placed on nonaccrual status. Allowance for loan losses is generally measured as the difference between the carrying value of the loan and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan or an observable market price for the loan. Subsequent changes in impairment are recorded as adjustments to the provision for loan losses. Loans are charged off against allowance for loan losses when all or a portion of the principal amount is determined to be uncollectible. A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral. Impaired collateral-dependent loans are written down to the fair value of the collateral less disposal cost, first through a charge-off against allowance for loan losses, if any, then recorded as impairment loss.

Troubled Debt Restructuring (“TDR”)—A loan with contractual terms modified in a manner that grants concession to the borrower who is experiencing financial difficulty is classified as a TDR. Concessions could include term extensions, payment deferrals, interest rate reductions, principal forgiveness, forbearance, or other actions designed to maximize the Companies’ collection on the loan. As a TDR is generally considered to be an impaired loan, it is measured for impairment based on the Companies’ allowance for loan losses methodology.

Loans Held for Sale

Loans that the Companies intend to sell or liquidate in the foreseeable future are classified as held-for-sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to allowance for loan losses. Net deferred loan origination fees and loan purchase premiums or discounts are deferred and capitalized as part of the carrying value of the held-for-sale loan until the loan is sold, therefore included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost.

Purchased Credit-Impaired (“PCI”) Loans

PCI loans are acquired loans with evidence of credit quality deterioration for which it is probable at acquisition that the Companies will collect less than the contractually required payments. PCI loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected as measured at acquisition date. The excess of cash flows expected to be collected, measured as of acquisition date, over the estimated fair value represents the accretable yield and is recognized in interest income over the remaining life of the loan using the effective interest method. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected (“nonaccretable difference”) is not recognized as an adjustment of yield, loss accrual or valuation allowance.

The Companies evaluate estimated future cash flows expected to be collected on a quarterly basis, starting with the first full quarter after acquisition, or earlier if conditions indicating impairment are present. If the cash flows expected to be collected cannot be reasonably estimated, either at acquisition or in subsequent evaluation, the Companies may consider placing such PCI loans on nonaccrual, with interest income recognized using the cost recovery method or on a cash basis. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan below its amortized cost, the Companies record a provision for loan losses calculated as the difference between the loan’s amortized cost and the revised cash flows, discounted at the loan’s effective yield. Subsequent increases in cash flows expected to be collected are first applied to reverse any previously recorded allowance for loan losses, with any remaining increases recognized prospectively through an adjustment to yield over its remaining life.

Factors that most significantly affect estimates of cash flows expected to be collected, and accordingly the accretable yield, include: (i) estimate of the remaining life of acquired loans which may change the amount of future interest income; (ii) changes to prepayment assumptions; (iii) changes to collateral value assumptions for loans expected to foreclose; and (iv) changes in interest rates on variable rate loans.

PCI loans may be aggregated into pools based upon common risk characteristics, such as loan performance, collateral type and/or geographic location of the collateral. A pool is accounted for as a single asset with a single composite yield and an aggregate expectation of estimated future cash flows. A PCI loan modified within a pool remains in the pool, with the effect of the modification incorporated into the expected future cash flows. A loan resolution within a loan pool, which may involve the sale of the loan or foreclosure on the underlying collateral, results in the removal of an allocated carrying amount, including an allocable portion of any existing allowance.

Acquisition, Development and Construction (“ADC”) Loan Arrangements

The Companies provide loans to third party developers for the acquisition, development and construction of real estate. Under an ADC arrangement, the Companies participate in the expected residual profits of the project through the sale, refinancing or other use of the property. The Companies evaluate the characteristics of each ADC arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. ADC arrangements with characteristics implying loan classification are presented as loans receivable and result in the recognition of interest income. ADC arrangements with characteristics implying real estate joint ventures are presented as investments in unconsolidated joint ventures and are accounted for using the equity method. The classification of each ADC arrangement as either loan receivable or real estate joint venture involves significant judgment and relies on various factors, including market conditions, amount and timing of expected residual profits, credit enhancements in the form of guaranties, estimated fair value of the collateral, and significance of borrower equity in the project, among others. The classification of ADC arrangements is performed at inception, and periodically reassessed when significant changes occur in the circumstances or conditions described above.

Real Estate Assets

Real Estate Acquisitions—Real estate acquisitions are recorded at the fair values of the acquired components at the time of acquisition, allocated among land, building, improvements, equipment, lease-related tangible and identifiable intangible assets and liabilities, such as tenant improvements, deferred leasing costs, in-place lease values, above- and below-market lease values. The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information.

Real Estate Held for Investment

Real estate held for investment are carried at cost less accumulated depreciation.

Costs Capitalized or Expensed—Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.

Depreciation—Real estate held for investment, other than land, are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Building (fee interest)	40 years
Building leasehold interests	Lesser of remaining term of the lease or remaining life of the building
Building improvements	Lesser of useful life or remaining life of the building
Land improvements	9 years
Tenant improvements	Lesser of useful life or remaining term of the lease

Impairment—The Companies evaluate their real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Companies evaluate cash flows and determine impairments on an individual property basis. In making this determination, the Companies review, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. If an impairment indicator exists, the Companies evaluate whether the expected future undiscounted cash flows is less than the carrying amount of the asset, and if the Companies determine that the carrying value is not recoverable, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset.

Real Estate Held for Sale

Classification as Held for Sale—Real estate is classified as held for sale in the period when (i) management approves a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, subject only to usual and customary terms, (iii) a program is initiated to locate a buyer and actively market the asset for sale at a reasonable price, and (iv) completion of the sale is probable within one year. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal cost, with any write-down to fair value less disposal cost recorded as an impairment loss. For any increase in fair value less disposal cost subsequent to classification as held for sale, the impairment loss may be reversed, but only up to the amount of cumulative loss previously recognized. Depreciation is not recorded on assets classified as held for sale.

If circumstances arise that were previously considered unlikely and, as a result, the Companies decide not to sell the real estate asset previously classified as held for sale, the real estate asset is reclassified as held for investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held for sale, adjusted for depreciation expense that would have been recognized had the real estate been continuously classified as held for investment, and (ii) its estimated fair value at the time the Companies decide not to sell.

Real Estate Sales—The Companies evaluate if real estate sale transactions qualify for recognition under the full accrual method, considering whether, among other criteria, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, any receivable due to the Companies is not subject to future subordination, the Companies have transferred to the buyer the usual risks and rewards of ownership and the Companies do not have a substantial continuing involvement with the sold real estate. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less disposal cost and the carrying value of the real estate.

Foreclosed Properties

The Companies receive foreclosed properties in full or partial settlement of loans receivable by taking legal title or physical possession of the properties. Foreclosed properties are recognized, generally, at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. Deficiencies compared to the carrying value of the loan, after reversing any previously recognized loss provision on the loan, are recorded as impairment loss. The Companies periodically evaluate foreclosed properties for subsequent decrease in fair value, which is recorded as additional impairment loss. Fair value of foreclosed properties is generally based on third party appraisals, broker price opinions, comparable sales or a combination thereof.

Investments in Unconsolidated Ventures

A noncontrolling, unconsolidated ownership interest in an entity may be accounted for using the equity method, cost method or under the fair value option, if elected.

The Companies account for investments under the equity method of accounting if they have the ability to exercise significant influence over the operating and financial policies of an entity, but do not have a controlling financial interest. The equity method investment is initially recorded at cost and adjusted each period for capital contributions, distributions and the Companies’ share of the entity’s net income or loss as well as other comprehensive income or loss. The Companies’ share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-pro rata earnings allocation formula or a preferred return to certain investors. For certain equity method investments, the Companies record their proportionate share of income on a one to three month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits or those related to capital transactions, such as a financing transactions or sales, are reported as investing activities in the statement of cash flows.

Investments that do not qualify for equity method accounting are accounted for under the cost method. The Companies elected the fair value option for certain cost method investments, specifically limited partnership interests in third party sponsored private real estate funds. The Companies record the change in fair value for their share of the projected future cash flows of such investments in equity in earnings (losses) of unconsolidated ventures. Any change in fair value attributed to market related assumptions is recorded in other gain (loss), net, on the statement of operations.

Other than investments in private real estate funds acquired by Colony NorthStar from NRF in January 2017, all of the Companies’ investments in unconsolidated ventures at December 31, 2017 and 2016 were made up of ADC arrangements accounted for as equity method investments. One ADC investment was deemed to be significant to the Companies for the years ended December 31, 2017, 2016 and 2015. Summarized financial information of the one significant equity method investment is presented below. The investee is engaged in real estate development and did not hold any operating real estate or generate any sales during the years ended December 31, 2016 and 2015, and all interest was capitalized. Therefore, results of operations for those periods were negligible. The investee commenced sales of its land under development in the fourth quarter of 2017, the results of which are summarized below.

Summarized Balance Sheets

	December 31,
(In thousands)	2017	2016
Assets
Real estate under development	$165,908	$160,213
Other assets	20,567	576

Total assets	$186,475	$160,789

Liabilities
Debt	$162,567	$138,654
Other liabilities	4,868	5,360

Total liabilities	$167,435	$144,014

Summarized Statement of Operations

(In thousands)	Year Ended December 31, 2017
Property sales	$37,800
Cost of sales	(35,351)

Gross profit	2,449

Other expenses	184

Net income	$2,265

Impairment—If indicators of impairment exist, the Companies perform an evaluation of their equity method investments to assess whether the fair value of their investment is less than its carrying value. To the extent the decrease in value is considered to be other-than-temporary and an impairment has occurred, the investment is written down to its estimated fair value, recorded in earnings from investment in unconsolidated ventures.

Identifiable Intangibles

In a business combination or asset acquisition, the Companies may recognize identifiable intangibles that meet either or both the contractual-legal criterion or the separability criterion. Indefinite-lived intangibles are not subject to amortization until such time that its useful life is determined to no longer be indefinite, at which point, it will be assessed for impairment and its adjusted carrying amount amortized over its remaining useful life. Finite-lived intangibles are amortized over their useful life in a manner that reflects the pattern in which the intangible is being consumed if readily determinable, such as based upon expected cash flows; otherwise they are amortized on a straight line basis. The useful life of all identified intangibles will be periodically reassessed and if useful life changes, the carrying amount of the intangible will be amortized prospectively over the revised useful life. Finite-lived intangibles are periodically reviewed for impairment and an impairment loss is recognized if the carrying amount of the intangible is not recoverable and exceeds its fair value. An impairment establishes a new basis for the identifiable intangibles and any impairment loss recognized is not subject to subsequent reversal.

Identifiable intangibles recognized in acquisitions of operating real estate properties generally include in-place leases, above- or below-market leases and deferred leasing costs. In-place leases generate value over and above the tangible real estate because a property that is occupied with leased space is typically worth more than a vacant building without an operating lease contract in place. The estimated fair value of acquired in-place leases is derived based on management’s assessment of costs avoided from having tenants in place, including lost rental income, rent concessions and tenant allowances or reimbursements, that hypothetically would be incurred to lease a vacant building to its actual existing occupancy level on the valuation date. The net amount recorded for acquired in-place leases is included in intangible assets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If an in-place lease is terminated, the unamortized portion is charged to depreciation and amortization expense.

The estimated fair value of the above- or below-market component of acquired leases represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition for the remaining lease term, discounted for tenant credit risks. Above- or below-market operating lease values are amortized on a straight-line basis as a decrease or increase to rental income, respectively, over the applicable lease terms. This includes fixed rate renewal options in acquired leases that are below-market, which is amortized to decrease rental income over the renewal period. Above- or below-market ground lease obligations are amortized on a straight-line basis as a decrease or increase to rent expense, respectively, over the applicable lease terms. If the above- or below-market operating lease values or above- or below-market ground lease obligations are terminated, the unamortized portion of the lease intangibles are recorded in rental income or rent expense, respectively.

Deferred leasing costs represent management’s estimation of the avoided leasing commissions and legal fees associated with an existing in-place lease. The net amount is included in intangible assets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable lease.

Transfers of Financial Assets

Sale accounting for transfers of financial assets is limited to the transfer of an entire financial asset, a group of financial assets in their entirety, or a component of a financial asset that meets the definition of a participating interest by having characteristics that are similar to the original financial asset.

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. If the Companies have any continuing involvement, rights or obligations with the transferred financial asset (outside of standard representations and warranties), sale accounting would require that the transfer meets the following conditions: (1) the transferred asset has been legally isolated; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and (3) the Companies do not maintain effective control over the transferred asset through an agreement that provides for (a) both an entitlement and an obligation by the Companies to repurchase or redeem the asset before its maturity, (b) the unilateral ability by the Companies to reclaim the asset and a more than trivial benefit attributable to that ability, or (c) the transferee requiring the Companies to repurchase the asset at a price so favorable to the transferee that it is probable the repurchase will occur.

If the criteria for sale accounting are met, the transferred financial asset is removed from the balance sheet and a net gain or loss is recognized upon sale, taking into account any retained interests. Transfers of financial assets that do not meet the criteria for sale are accounted for as financing transactions.

Financing Costs

Debt discounts and premiums as well as debt issuance costs (except for revolving credit arrangements) are presented net against the associated debt on the balance sheet and amortized into interest expense using the effective interest method over the contractual term of the debt or expected life of the debt instrument. Costs incurred in connection with revolving credit arrangements are recorded as deferred financing costs in other assets, and amortized on a straight-line basis over the expected term of the credit facility.

Property Operating Income

Property operating income includes the following.

Rental Income—Rental income is recognized on a straight-line basis over the noncancelable term of the related lease which includes the effects of minimum rent increases and rent abatements under the lease. Rents received in advance are deferred.

When it is determined that the Companies are the owner of tenant improvements, the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, is capitalized. For tenant improvements owned by the Companies, the amount funded by or reimbursed by the tenants are recorded as deferred revenue, which is amortized on a straight-line basis as additional rental income over the term of the related lease. Rental income recognition commences when the leased space is substantially ready for its intended use and the tenant takes possession of the leased space.

When it is determined that the tenant is the owner of tenant improvements, the Companies’ contribution towards those improvements is recorded as a lease incentive, included in deferred leasing costs and intangible assets on the balance sheet, and amortized as a reduction to rental income on a straight-line basis over the term of the lease. Rental income recognition commences when the tenant takes possession of the lease space.

Tenant Reimbursements—In net lease arrangements, the tenant is generally responsible for operating expenses relating to the property, including real estate taxes, property insurance, maintenance, repairs and improvements. Costs reimbursable from tenants and other recoverable costs are recognized as revenue in the period the recoverable costs are incurred. When the Companies are the primary obligor with respect to purchasing goods and services for property operations and has discretion in selecting the supplier and retains credit risk, tenant reimbursement revenue and property operating expenses are presented on a gross basis in the statements of operations. For certain triple net leases where the lessee self-manages the property, hires its own service providers and retains credit risk for routine maintenance contracts, no reimbursement revenue and expense are recognized.

Hotel Operating Income—Hotel operating income includes room revenue, food and beverage sales and other ancillary services. Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services.

Other Income

Other income consists primarily of expense recoveries from borrowers as well as income from servicing and administration of a development loan. Expense recoveries from borrowers consist primarily of legal costs incurred in administering non-performing loans and foreclosed properties held by investment entities, which may be subsequently recovered through payments received when these investments are resolved, and income is recognized when the cost recoveries are determinable and repayment is assured.

Income Taxes

Under federal and state income tax rules, most of the Companies, as limited liability companies, are generally not subject to income taxes. Income or loss is includable in the income tax returns of the members. Certain of the Companies incur income taxes as taxable REIT subsidiaries. Certain entities within securitization structures are subject to taxation for portions of net income allocated to the residual interest holders. The Companies periodically evaluate their tax positions, including their status as pass-through entities, to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2017, 2016 and 2015, the Companies have not established a liability for uncertain tax positions.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which provides for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. At December 31, 2017, the Companies recognized a provisional amount of approximately $2.0 million of income tax expense relating to the remeasurement of their deferred tax asset balances based on the rate at which they are expected to reverse in the future, which is generally 21%. The Companies are still analyzing certain aspects of the Tax Cuts and Jobs Act and refining their calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Future Application of Accounting Standards

Revenue Recognition—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition standards by establishing principles for a single comprehensive model for revenue measurement and recognition, along with enhanced disclosure requirements. Key provisions include, but are not limited to, determining which goods or services are capable of being distinct in a contract to be accounted for separately as a performance obligation and recognizing variable consideration only to the extent that it is probable a significant revenue reversal would not occur. The new revenue standard may be applied retrospectively to each prior period presented (full retrospective) or retrospectively to contracts not completed as of date of initial application with the cumulative effect recognized in retained earnings (modified retrospective). ASU No. 2014-09 was originally effective for fiscal years and interim periods beginning after December 15, 2016 for public companies that are not emerging growth companies (“EGCs”) and December 15, 2017 for private companies and public companies that are EGCs. In July 2015, the FASB deferred the effective date of the new standard by one year. Early adoption is permitted but not before the original effective date. The FASB has subsequently issued several amendments to the standard, including clarifying the guidance on assessing principal versus agent based on the notion of control, which affects recognition of revenue on a gross or net basis. These amendments have the same effective date and transition requirements as the new standard.

Colony NorthStar Credit will adopt the standard using the modified retrospective approach on January 1, 2019. The standard excludes from its scope the areas of accounting that most significantly affect revenue recognition for the core activities of Colony NorthStar Credit, including accounting for financial instruments and leases. Evaluation of the impact of this new guidance is ongoing.

Financial Instruments—In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which affects accounting for investments in equity securities, financial liabilities under the fair value option, as well as presentation and disclosures, but does not affect accounting for investments in debt securities and loans. Investments in equity securities, other than equity method investments, will be measured at fair value through earnings, except for equity securities without readily determinable fair values which may be measured at cost less impairment and adjusted for observable price changes under application of the measurement alternative, unless these equity securities qualify for the net asset value (“NAV”) practical expedient. This provision eliminates cost method accounting and recognition of unrealized holding gains or losses on equity investments in other comprehensive income. For financial liabilities under the fair value option, changes in fair value resulting from the Company’s own instrument-specific credit risk will be recorded separately in other comprehensive income. Fair value disclosures of financial instruments measured at amortized cost will be based on exit price and corresponding disclosures of valuation methodology and significant inputs will no longer be required. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments, Recognition and Measurement of Financial Assets and Financial Liabilities, which provided several clarifications and amendments to the standard. These include specifying that for equity instruments without readily determinable fair values for which the measurement alternative is applied: (i) adjustments made when an observable transaction occurs for a similar security are intended to reflect the fair value as of the observable transaction date, not as of current reporting date; (ii) the measurement alternative may be discontinued upon an irrevocable election to change to a fair value measurement approach under fair value guidance, which would apply to all identical and similar investments of the same issuer; and (iii) the prospective transition approach for equity securities without readily determinable fair values is applicable only when the measurement alternative is applied. ASU No. 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017 for public companies that are not EGCs and December 15, 2018 for private companies and public companies that are EGCs. Early adoption is limited to specific provisions. ASU 2016-01 is to be applied retrospectively with cumulative effect as of the beginning of the first reporting period adopted recognized in retained earnings, except for provisions related to equity investments without readily determinable fair values for which the measurement alternative is applied and exit price fair value disclosures for financial instruments measured at amortized cost, which are to be applied prospectively.

As of December 31, 2017, all of the Companies’ investments in unconsolidated ventures are equity method investments and the Companies do not have any cost method investments nor have the Companies elected fair value option on their financial liabilities.

Colony NorthStar Credit will adopt the new guidance on January 1, 2019. Evaluation of the impact of this new guidance is ongoing.

Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing lease accounting standards, primarily requiring lessees to recognize most leases on balance sheet, as well as making targeted changes to lessor accounting. As lessee, a right-of-use asset and corresponding liability for future obligations under a leasing arrangement would be recognized on balance sheet. As lessor, gross leases will be subject to allocation between lease and non-lease service components, with the latter accounted for under the new revenue recognition standard. As the new lease standard requires congruous accounting treatment between lessor and lessee in a sale-leaseback transaction, if the seller/lessee does not achieve sale accounting, it would be considered a financing transaction to the buyer/lessor. Additionally, under the new lease standard, only incremental initial direct costs incurred in the execution of a lease can be capitalized by the lessor and lessee.

ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2017 for public companies that are not EGCs and December 15, 2018 for private companies and public companies that are EGCs. Early adoption is permitted. The new leases standard requires adoption using a modified retrospective approach for all leases existing at, or entered into after, the date of initial application. Full retrospective application is prohibited. The FASB has subsequently issued and proposed several amendments to the standard, including a proposal to provide optional transitional relief to apply the effective date of the new lease standard as the date of initial application in transition instead of the earliest comparative period presented, as well as to provide certain practical expedients, which include not segregating non-lease components from the related lease components but to account for those components as a single lease component by class of underlying assets.

Colony NorthStar Credit intends to adopt the package of practical expedients under the guidance, which provides exemptions from having to reassess whether any expired or expiring contracts contain leases, revisit lease classification for any expired or expiring leases and reassess initial direct costs for any existing leases.

If the proposed amendments by the FASB are approved, Colony NorthStar Credit expects to adopt the transition option, in which case, the cumulative effect adjustment to the opening balance of retained earnings will be recognized as of the effective date of adoption, including new disclosures, rather than as of the earliest period presented, and are not required for prior comparative periods. In addition, Colony NorthStar Credit expects to make an accounting policy election to treat lease and related non-lease components in a contract as a single performance obligation to the extent that the timing and pattern of revenue recognition are the same for the lease and non-lease components and the combined single lease component is classified as an operating lease.

Evaluation of the impact of this new guidance to Colony NorthStar Credit is ongoing.

Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, which amends the credit impairment model for financial instruments. The existing incurred loss model will be replaced with a lifetime current expected credit loss (“CECL”) model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity (“HTM”) debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For AFS debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the OTTI concept will result in more frequent estimation of credit losses. The accounting model for purchased credit impaired loans and debt securities will be simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. The existing model for beneficial interests that are not of high credit quality will be amended to conform to the new impairment models for HTM and AFS debt securities. Expanded disclosures on credit risk include credit quality indicators by vintage for financing receivables and net investment in leases. Transition will generally be on a modified retrospective basis, with prospective application for other-than-temporarily impaired debt securities and purchased credit impaired assets. ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019 for public companies that are not EGCs and December 15, 2020 for private companies and public companies that are EGCs. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. Colony NorthStar Credit expects that recognition of credit losses will generally be accelerated under the CECL model. Evaluation of the impact of this new guidance is ongoing.

Cash Flow Classifications—In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in certain classifications on the statement of cash flows. This guidance addresses eight types of cash flows, which includes clarifying how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, as well as requiring an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach, among others. Transition will generally be on a retrospective basis. ASU No. 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017 for public companies that are not EGCs and December 15, 2018 for private companies and public companies that are EGCs. Early adoption is permitted, provided that all amendments within the guidance are adopted in the same period. Colony NorthStar Credit will adopt the new guidance on January 1, 2019. Upon adoption, Colony NorthStar Credit anticipates making an accounting policy election for classification of distributions from its equity method investees using the cumulative earnings approach.

Restricted Cash—In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that cash and cash equivalent balances in the statement of cash flows include restricted cash and restricted cash equivalent amounts, and therefore, changes in restricted cash and restricted cash equivalents be presented in the statement of cash flows. This will eliminate the presentation of transfers between cash and cash equivalents with restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, this ASU requires disclosure of a reconciliation between the totals in the statement of cash flows and the related captions in the balance sheet. The new guidance also requires disclosure of the nature of restricted cash and restricted cash equivalents, similar to existing requirements under Regulation S-X; however, it does not define restricted cash and restricted cash equivalents. ASU No. 2016-18 is effective for fiscal years and interim periods beginning after December 15, 2017 for public companies that are not EGCs and December 15, 2018 for private companies and public companies that are EGCs, to be applied retrospectively, with early adoption permitted. If early adopted in an interim period, adjustments are to be reflected as of the beginning of the fiscal year of adoption. As of December 31, 2017, the Companies have $41.9 million of restricted cash that will be subject to changes in presentation on the statement of cash flows. Colony NorthStar Credit will adopt the new guidance on January 1, 2019.

Derecognition and Partial Sales of Nonfinancial Assets—In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of Accounting Standards Codification (“ASC”) 610-20, Other Income—Gains and Losses from Derecognition of Nonfinancial Assets, and defines in substance nonfinancial assets. ASC 610-20 applies to derecognition of all nonfinancial assets which are not contracts with customers or revenue transactions under ASC 606, Revenue from Contracts with Customers. Derecognition of a business is governed by ASC 810, Consolidation, while derecognition of financial assets, including equity method investments, even if the investee holds predominantly nonfinancial assets, is governed by ASC 860, Transfers and Servicing. The ASU also aligns the accounting for partial sales of nonfinancial assets to be more consistent with accounting for sale of a business. Specifically, in a partial sale to a noncustomer, when a noncontrolling interest is received or retained, the latter is considered a noncash consideration and measured at fair value in accordance with ASC 606, which would result in full gain or loss recognized upon sale. This ASU removes guidance on partial exchanges of nonfinancial assets in ASC 845, Nonmonetary Transactions, and eliminates the real estate sales guidance in ASC 360-20, Property, Plant and Equipment—Real Estate Sales. ASU 2017-05 has the same effective date as the new revenue guidance, which is January 1, 2018 for public companies that are not EGCs and January 1, 2019 for private companies and public companies that are EGCs, with early adoption permitted beginning January 1, 2017. Both ASC 606 and ASC 610-20 must be adopted concurrently. While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach applied need not be aligned between both standards.

Colony NorthStar Credit will adopt the new guidance on January 1, 2019 using the modified retrospective approach, consistent with the adoption of the new revenue standard. Under the new standard, if a partial interest in real estate is sold to noncustomers or contributed to unconsolidated ventures, and a noncontrolling interest in the asset is retained, such transactions could result in a larger gain on sale. The adoption of this standard could have a material impact to the results of operations in a period that a significant partial interest in real estate is sold. There were no such sales in the year ended December 31, 2017.

3. Loans Receivable

Loans Held for Investment

The following tables provide a summary of the Companies’ loans held for investment:

	December 31, 2017		December 31, 2016
(In thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Non-PCI Loans
Fixed rate
Mortgage loans	$471,669	$463,748	$345,214	$332,778
Mezzanine loans	141,931	141,828	95,561	95,992

	613,600	605,576	440,775	428,770

Variable rate
Mortgage loans	260,366	260,932	293,413	293,022
Securitized loans (1)	377,939	379,670	696,142	697,463
Mezzanine loans	34,391	34,279	34,477	34,278

	672,696	674,881	1,024,032	1,024,763

	1,286,296	1,280,457	1,464,807	1,453,533

PCI Loans
Mortgage loans	21,444	20,844	75,346	73,279
Allowance for loan losses	NA	(517)	NA	(3,386)

Loans receivable, net	$1,307,740	$1,300,784	$1,540,153	$1,523,426

	December 31, 2017		December 31, 2016
	Weighted Average Coupon	Weighted Average Maturity in Years	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	8.3%	2.0	8.8%	3.0
Mezzanine loans	13.2%	3.2	13.5%	1.3
Variable rate
Mortgage loans	8.1%	2.3	8.4%	0.8
Securitized loans (1)	6.7%	0.3	6.0%	0.8
Mezzanine loans	9.8%	1.3	9.0%	2.3

(1)	Represents loans transferred into securitization trusts that are consolidated by the Companies.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. The following table provides an aging summary of non-PCI loans held for investment at carrying values before allowance for loan losses.

(In thousands)	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccrual	Total Non-PCI Loans
December 31, 2017	$1,101,522	$144,241	$7,929	$26,765	$1,280,457
December 31, 2016	1,429,656	—	—	23,877	1,453,533

Troubled Debt Restructuring

At December 31, 2017 and 2016, there was one mezzanine loan modified in a TDR with carrying value before allowance for loan losses of $28.6 million and $28.5 million, respectively. The loan had been modified in 2015. The Companies also have three other loans with a combined carrying value of $108.5 million that are cross-defaulted with the TDR loan to the same borrower. Two loans matured in November 2017 and were in default at December 31, 2017, while the third loan remains current. All four loans are collateralized with 27 office, retail, multifamily and industrial properties with an estimated aggregate fair value of approximately $137.1 million. In February 2018, the borrower and the Companies entered into a forbearance agreement to allow both parties to review the exit strategy for a period through the end of May 2018, which may be extended at the Company’s option for an additional 120 day period. No provision for loan loss was made in 2017 on the two defaulted loans as the Companies believe there is sufficient collateral value to cover the outstanding loan balances in aggregate. The Companies have no additional commitments to lend to the borrower with the TDR loan.

There were no loans modified as TDRs during the years ended December 31, 2017 and 2016.

Non-PCI Impaired Loans

Non-PCI loans are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs. The following table presents non-PCI impaired loans at the respective reporting dates:

	Unpaid Principal Balance	Gross Carrying Value			Allowance for Loan Losses
(In thousands)		With Allowance for Loan Losses	Without Allowance for Loan Losses	Total
December 31, 2017	$215,997	$42,176	$175,090	$217,266	$517
December 31, 2016	52,118	23,877	28,465	52,342	3,386

The average carrying value and interest income recognized on non-PCI impaired loans were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Average carrying value before allowance for loan losses	$83,316	$39,505	$13,334
Interest income	8,031	3,714	2,937

Purchased Credit-Impaired Loans

Changes in accretable yield of PCI loans were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Beginning accretable yield	$5,929	$13,771	$12,729
Changes in accretable yield	(807)	(172)	6,762
Accretion recognized in earnings	(4,396)	(7,670)	(5,720)

Ending accretable yield	$726	$5,929	$13,771

Allowance for Loan Losses

As of December 31, 2017 the allowance for loan losses was $0.5 million related to $42.2 million in carrying value of non-PCI loans. As of December 31, 2016 the allowance for loan losses was $3.4 million related to $23.9 million in carrying value of non-PCI loans.

Changes in allowance for loan losses on non-PCI loans are presented below:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Allowance for loan losses at beginning of period	$3,386	$—	$—
Provision for loan losses	518	3,386	721
Charge-off	(3,387)	—	(721)

Allowance for loan losses at end of period	$517	$3,386	$—

4. Real Estate

The Companies’ real estate at December 31, 2017 comprised predominantly net lease properties from the NRF portfolio acquired through the CLNS Merger and foreclosed properties. At December 31, 2016, the Companies owned one foreclosed property, which was classified as held for sale and sold in 2017.

	December 31,
(In thousands)	2017	2016
Land and improvements	$25,959	$2,344
Buildings, building leaseholds and improvements	196,698	6,703
Tenant improvements	2,352	36
Furniture, fixtures and equipment	680	—
Construction-in-progress	21	—

	225,710	9,083
Less: Accumulated depreciation	(5,970)	(145)

Real estate, net	$219,740	$8,938

Future Minimum Rents

Future contractual minimum rental payments to be received under noncancelable operating leases for real estate held for investment as of December 31, 2017 are as follows:

Year Ending December 31,	(In thousands)
2018	$13,664
2019	13,747
2020	13,841
2021	12,742
2022	10,843
2023 and after	12,674

Total	$77,511

5. Deferred Leasing Costs and Intangibles

The Companies’ deferred leasing costs, other intangible assets and intangible liabilities at December 31, 2017 are as follows. Balances at December 31, 2016 and 2015 were de mimimis. Intangible liabilities are included in accrued and other liabilities on the combined balance sheets.

	December 31, 2017
(In thousands)	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$9,214	$(2,657)	$6,557
Above-market lease values	1,682	(283)	1,399
Below-market ground lease obligations	52	(8)	44
Deferred leasing costs	3,671	(657)	3,014

	$14,619	$(3,605)	$11,014

Intangible Liabilities
Below-market lease values	$51	$(15)	$36

The following table summarizes the amortization of deferred leasing costs and intangible assets and intangible liabilities for the year ended December 31, 2017. Amortization for the year ended December 31, 2016 and 2015 were de minimis:

(In thousands)	Year Ended December 31, 2017
Above-market lease values	$(283)
Below-market lease values	15

Net decrease to rental income	$(268)

Below-market ground lease obligations	$8

Increase to ground rent expense	$8

In-place lease values	$2,657
Deferred leasing costs	655

Amortization expense	$3,312

The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities for each of the next five years and thereafter as of December 31, 2017:

(In thousands)
	2018	2019	2020	2021	2022	2023 and after	Total
Above-market lease values	$296	$296	$283	$235	$211	$78	$1,399
Below-market lease values	(15)	(15)	(6)	—	—	—	(36)

Decrease to rental income	$281	$281	$277	$235	$211	$78	$1,363

Below-market ground lease obligations	$8	$8	$8	$8	$8	$4	$44

Increase to property operating expense	$8	$8	$8	$8	$8	$4	$44

In-place lease values	$1,327	$1,327	$1,273	$1,051	$788	$791	$6,557
Deferred leasing costs	562	562	551	464	396	479	3,014

Amortization expense	$1,889	$1,889	$1,824	$1,515	$1,184	$1,270	$9,571

6. Other Assets and Liabilities

The following table summarizes the Companies’ other assets:

	December 31,
(In thousands)	2017	2016
Interest receivable	$10,023	$11,601
Straight-line rents and rent receivable	723	—
Derivative assets	117	—
Loan payoff proceeds held in escrow	9,720	—
Prepaid taxes and deferred tax assets, net of a $3.2 million valuation allowance (1)	15,549	236
Prepaid expenses, accounts receivable and other assets	907	568

	$37,039	$12,405

(1)	At December 31, 2017, consists predominantly of prepaid taxes related to the Companies’ investments in private real estate funds.

The following table summarizes the Companies’ accrued and other liabilities:

	December 31,
(In thousands)	2017	2016
Borrower escrow deposits	$36,961	$58,530
Tenant security deposits	118	—
Deferred income	481	1,723
Interest payable	924	685
Current and deferred tax liability	118	235
Accounts payable, accrued expenses and other liabilities	3,569	3,042

	$42,171	$64,215

7. Debt

The Companies’ debt is made up of the following components:

(In thousands)	Secured Debt	Securitization Bonds Payable	Total Debt
December 31, 2017
Principal	$284,035	$108,794	$392,829
Purchase discount, net (1)	(1,650)	—	(1,650)
Deferred financing costs	(1,403)	(115)	(1,518)

	$280,982	$108,679	$389,661

December 31, 2016
Principal	$103,641	$403,117	$506,758
Deferred financing costs	(1,828)	(2,517)	(4,345)

	$101,813	$400,600	$502,413

(1)	Pertains to secured debt from NRF assumed at fair value in connection with the CLNS Merger.

Secured debt represents investment level financing secured by mortgage loans receivable and commercial real estate, and is generally non-recourse to the owners.

Securitization bonds payable represent debt issued by securitization vehicles consolidated by the Companies. Senior notes issued by these securitization trusts were generally sold to third parties and subordinated notes retained by the Companies. Payments from underlying collateral loans must be applied to repay the notes until fully paid off, irrespective of the contractual maturities of the notes.

The following table summarizes certain information about the Companies’ debt:

(Amounts in thousands)	Interest Rate	Current Maturity	Payment	Outstanding Principal December 31,
Type	(Per Annum) (1)	Date	Terms (1)	2017	2016
Secured Debt
Real Estate Debt
Hotel development loan (2)	1ML+3.50%	Oct-2019	I/O	$130,000	$58,183
Warehouse facility A (3)	1ML+2.50%	NA	I/O	—	17,598
Warehouse facility B (4)	1ML+2.65%	NA	I/O	—	27,860
Hotel A-Note (5)	1ML+1.60%	May-2023	P&I	50,314	—
Real Estate Equity
Net lease 1	4.45%	Oct-2027	I/O	25,074	—
Net lease 2	4.45%	Nov-2026	I/O	3,544	—
Net lease 3	4.45%	Nov-2026	I/O	7,647	—
Net lease 4	4.00%	Jun-2021	I/O	13,133	—
Net lease 5	1ML+2.15%	Jul-2023	I/O	2,482	—
Net lease 6	4.08%	Aug-2026	I/O	32,600	—
Net lease 7	4.45%	Nov-2026	(6)	19,241	—

				284,035	103,641

Securitization Bonds Payable (7)
2014 FL1	1ML+3.24%	Apr-2031	I/O	27,119	57,626
2014 FL2	1ML+3.48%	Nov-2031	I/O	55,430	145,421
2015 FL3	1ML+4.50%	Sept-2032	I/O	26,245	200,070

				108,794	403,117

Total				$392,829	$506,758

(1)	Interest rate: 1ML = 1-month LIBOR (London Interbank Offered Rate). Interest rates presented are as of December 31, 2017. Multiple classes of securitization bonds are outstanding; spreads are expressed as weighted averages based on outstanding principal.

Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed).

(2)	A development loan originated by the Companies was restructured into a senior and junior note, with the senior note assumed by a third party lender. The Companies accounted for the transfer of the senior note as a financing transaction. The senior note bears interest at 1ML plus 3.5%, with a 4.0% floor, and is subject to two 1-year extension options on its initial term, exercisable by the borrower.
(3)	The facility was paid off and terminated in March 2017.
(4)	The facility was paid off and terminated in September 2017.
(5)	Represents the Companies’ senior participation interest in a first mortgage loan that was transferred at cost into a securitization trust with the transfer accounted for as a secured financing transaction. The Companies did not retain any legal interest in the senior participation and retained the junior participation on an unleveraged basis.
(6)	Payment terms are P&I for debt on two properties and I/O for debt on one property.
(7)	The Companies, through indirect Cayman subsidiaries, securitized commercial mortgage loans originated by the Companies. Senior notes issued by the securitization trusts were generally sold to third parties and subordinated notes retained by the Companies. These securitizations are accounted for as secured financing with the underlying mortgage loans pledged as collateral. Principal payments from underlying collateral loans must be applied to repay the notes until fully paid off, irrespective of the contractual maturities on the notes. Underlying collateral loans have initial terms of two to three years.

Future Minimum Principal Payments

The following table summarizes future scheduled minimum principal payments at December 31, 2017 based on current contractual maturity, except for financing on certain loan portfolios, which are based on the Companies’ expectation of cash flows from underlying loan collateral as principal repayments on the loan financing depend upon net cash flows from collateral assets and ratio of outstanding principal to collateral.

		Securitization Bonds Payable (1)	Total
(In thousands)	Secured Debt
Year Ending December 31,
2018	$2,247	$—	$2,247
2019	134,128	—	134,128
2020	4,221	—	4,221
2021	16,117	—	16,117
2022	4,068	—	4,068
2023 and after	123,254	108,794	232,048

Total	$284,035	$108,794	$392,829

(1)	For securitization bonds payable, principal may be repaid earlier if the underlying loans are repaid by borrowers. If based on reasonable expectations of cash flows from underlying loans, $62.7 million and $46.1 million would be due in 2018 and 2019, respectively.

8. Fair Value

Recurring Fair Values

Derivatives—At December 31, 2017, the Companies held an interest rate cap with a $130 million notional, 2.5% strike, maturing in November 2020, and an amortizing interest rate swap with a $2.5 million notional, 4.165% strike, maturing in July 2023, included in other assets on the combined balance sheets. The combined value of the instruments at December 31, 2017 was $117,000. These interest rate contracts economically hedge the Companies’ interest rate risk on floating rate financing and are not designated as accounting hedges. For the year ended December 31, 2017, unrealized loss of approximately $0.4 million from fair value changes on the interest rate contracts was recorded in other loss, net, in the combined statement of operations. Quotations on over-the-counter derivatives are not adjusted and are generally valued using observable inputs such as contractual cash flows, yield curve, and credit spreads, and are classified as Level 2 of the fair value hierarchy. If a significant credit valuation adjustment is applied to a derivative instrument to account for the risk of non-performance, such fair value measurement is classified as Level 3 of the fair value hierarchy. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Companies did not hold any derivatives at December 31, 2016

Investment in Unconsolidated Ventures—The Companies elected the fair value option to account for their investments in private real estate funds, included in investments in unconsolidated ventures on the combined balance sheets. Fair value of investments in private real estate funds is determined using discounted cash flow models based on expected future cash flows for income and realization events of the underlying assets of the funds, with a weighted average discount rate of 12.4%, and classified as Level 3 of the fair value hierarchy. The Companies consider cash flow and net asset value (“NAV”) information provided by general partners of private funds and the implied yields of those funds in valuing its investments in private funds. However, the Companies have not elected the practical expedient to measure the fair value of their investments in private funds using the NAV of the underlying funds.

The following table presents changes in fair value of investments in private real estate funds:

(In thousands)
Fair value at December 31, 2016	$—
Acquired though the CLNS Merger	70,609
Contributions	1,716
Distributions	(49,344)
Income	5,138
Unrealized loss in earnings	(3,702)

Fair value at December 31, 2017	$24,417

Change in unrealized loss related to balance at December 31, 2017 recorded in earnings	$(3,702)

Nonrecurring Fair Values

The Companies may carry certain assets at fair value on a nonrecurring basis at the lower of carrying value and fair value less estimated costs to sell if an asset is held for sale, or at fair value if an asset is impaired and held for investment. At December 31, 2017, 2016 and 2015, there were no assets that had been written down to fair value.

Fair Value Information on Financial Instruments Reported at Cost

Carrying amounts and estimated fair values of financial instruments reported at amortized cost are presented below:

	December 31, 2017		December 31, 2016
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Loans held for investment	$1,311,783	$1,300,784	$1,531,042	$1,523,426
Liabilities
Secured debt	282,333	280,982	103,641	101,813
Securitization bonds payable	108,794	108,679	393,595	400,600

Loans Receivable—Loans receivable consist of first mortgages and subordinated mortgages, including such loans held by securitization trusts consolidated by the Companies. Fair values were determined by comparing the current yield to the estimated yield or newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which include consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. Fair value of loans receivable is classified as Level 3 of the fair value hierarchy. Carrying values of loans held for investment are presented net of allowance for loan losses, where applicable.

Debt—Fair value of secured debt was estimated by discounting expected future cash outlays at interest rates currently available for instruments with similar terms and remaining maturities, and such fair values approximated carrying value for floating rate debt with credit spreads that approximate market rates. Fair value of secured debt is classified as Level 3 of the fair value hierarchy. Fair value of securitization bonds payable was based on quotations from brokers or financial institutions that act as underwriters of the securitized bonds and are classified as Level 2 of the fair value hierarchy.

Other—The carrying values of cash, interest receivable, accounts receivable, interest payable and accounts payable approximate fair value due to their short term nature and credit risk, if any, are negligible.

9. Transactions with Affiliates

Cost Reimbursements to Colony NorthStar

The Companies reimburse Colony NorthStar for costs incurred on their behalf, including costs of its asset management personnel based upon time spent and an allocation of overhead attributable to asset management personnel. For the years ended December 31, 2017, 2016 and 2015, the Companies were allocated $0.5 million, $0.4 million and $0.4 million, respectively, in costs of asset management. Such costs are included in transaction, investment and servicing expense in the combined statements of operations.

Expense Allocations

The combined financial statements present the operations of the Companies as carved out from the financial statements of Colony NorthStar. Certain general and administrative costs borne by Colony NorthStar, including, but not limited to, compensation and benefits, and corporate overhead, have been allocated to the Companies using reasonable allocation methodologies. Such costs do not necessarily reflect what the actual general and administrative costs would have been if the Companies had been operating as a separate stand-alone public company. Allocated amounts are included as a component of administrative expenses in the combined statements of operations. The following table summarizes the amounts allocated from Colony NorthStar to the Companies, solely for purposes of these carve-out financial statements.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Compensation and benefits	$7,955	$10,102	$10,008
Corporate overhead	2,757	3,362	3,044
Professional services and other	1,433	1,655	1,935

	$12,145	$15,119	$14,987

10. Commitments and Contingencies

Investment Commitments

The Companies have lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding based on the achievement of certain criteria, which must be approved by the Companies as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2017, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments was $19.2 million.

Ground Lease Obligations

In connection with real estate acquisitions, the Companies assumed certain noncancelable operating ground leases as lessee or sublessee with expiration dates through 2027. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the year ended December 31, 2017 was approximately $2.1 million. The Companies were not lessees to any ground leases in 2016 and 2015.

At December 31, 2017, future minimum rental payments, excluding contingent rents, on noncancelable ground leases on real estate were as follows:

Year Ending December 31,	(In thousands)
2018	$2,000
2019	2,011
2020	2,010
2021	1,842
2022	1,798
2023 and after	3,136

Total	$12,797

Litigation

The Companies may be involved in litigation and claims in the ordinary course of business. As of December 31, 2017, the Companies were not involved in any legal proceedings that are expected to have a material adverse effect on the Companies’ results of operations, financial position or liquidity.

11. Segment Reporting

The Companies’ business is segregated into two reportable segments:

•	Real Estate Debt—Originations including senior and subordinated mortgage loans, as well as secondary loan acquisitions including performing and non-performing commercial real estate debt, real estate acquired in settlement of loans as well as ADC arrangements accounted for as equity method investments.

•	Real Estate Equity—Acquisition of operating properties and investments in real estate private equity funds.

Each reportable segment has assets with distinct economic characteristics, consisting of real estate debt and real estate equity, which generate distinct revenue streams of interest income and property operating income, respectively.

Selected Segment Results of Operations

The following table presents selected results of operations of the Companies’ reportable segments:

(In thousands)	Real Estate Debt	Real Estate Equity	Total
Year Ended December 31, 2017
Total revenues	$143,353	$21,402	$164,755
Interest expense	21,019	5,095	26,114
Property operating expenses	2,291	5,687	7,978
Depreciation and amortization	329	8,808	9,137
Earnings from investments in unconsolidated ventures	23,273	1,436	24,709
Income tax expense	(87)	(2,121)	(2,208)
Net income	127,101	779	127,880
Net income attributable to owners	126,412	779	127,191
Year Ended December 31, 2016
Total revenues	$142,203	$—	$142,203
Interest expense	26,031	—	26,031
Property operating expenses	905	—	905
Depreciation and amortization	146	—	146
Provision for loan loss	3,386	—	3,386
Earnings from investments in unconsolidated ventures	16,067	—	16,067
Income tax expense	(1,521)	—	(1,521)
Net income	109,021	—	109,021
Net income attributable to owners	108,285	—	108,285
Year Ended December 31, 2015
Total revenues	$112,712	$—	$112,712
Interest expense	18,949	—	18,949
Property operating expenses	67	—	67
Provision for loan loss	721	—	721
Earnings from investments in unconsolidated ventures	6,115	—	6,115
Income tax expense	(247)	—	(247)
Net income	81,608	—	81,608
Net income attributable to owners	80,554	—	80,554

Total assets and equity method investments of the reportable segments are summarized as follows:

(In thousands)	Real Estate Debt	Real Estate Equity	Total
December 31, 2017
Total assets	$1,573,714	$265,688	$1,839,402
Equity method investments (1)	179,303	24,417	203,720
December 31, 2016
Total assets	$1,802,192	$—	$1,802,192
Equity method investments	155,537	—	155,537

(1)	Includes investments in private real estate funds that are accounted for under the fair value option.

Geography

Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Long-lived assets comprise real estate, deferred leasing costs and intangible assets, all of which are located in the United States. Geography information on total income, which includes earnings from investments in unconsolidated ventures, is presented as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Total income by geography:
United States	$185,853	$154,418	$114,981
Other	3,611	3,852	3,846

Total	$189,464	$158,270	$118,827

12. Subsequent Events

On January 18, 2018, the Combination was approved by the stockholders of NorthStar I and NorthStar II. The CLNS Contributed Portfolio was contributed to Colony NorthStar Credit upon closing of the Combination on January 31, 2018. Additional information on the Combination is discussed in Note 1.

Subsequent events have been evaluated through March 23, 2018, the date that these combined financial statements were available to be issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (“SEC’s”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level such that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management Report or Attestation Report Regarding Internal Control

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth certain information with respect to our directors.

Name	Age	Director Since	Title
Richard B. Saltzman	61	2017	Chairman of the Board of Directors
Kevin P. Traenkle	47	2018	Director, Chief Executive Officer and President
Darren J. Tangen	47	2018	Director
Catherine D. Rice	58	2018	Director
Vernon B. Schwartz	67	2018	Director
John E. Westerfield	58	2018	Director
Winston W. Wilson	49	2018	Director

All of our directors were appointed on January 29, 2018, except for Mr. Saltzman, who was appointed on August 23, 2017. During 2017, our Board of Directors consisted of a sole director who did not have a formal meeting. Set forth below is biographical information for our directors. Our directors serve until the next annual meeting of stockholders of the Company and his or her successor is duly elected and qualified.

Richard B. Saltzman is Chairman of the Board of Directors. Mr. Saltzman is the Chief Executive Officer and President and a member of the board of directors of Colony NorthStar, an indirect stockholder of the Company, having previously held the positions of Chief Executive Officer, President and a member of the board of directors of Colony Capital, Inc. (“Colony Capital”). Prior to joining the Colony business in 2003, Mr. Saltzman spent 24 years in the investment banking business primarily specializing in real estate-related businesses and investments. Most recently, Mr. Saltzman was a Managing Director and Vice Chairman of Merrill Lynch’s investment banking division. As a member of the investment banking operating committee, he oversaw the firm’s global real estate, hospitality and restaurant businesses. Previously, he also served as Chief Operating Officer of Investment Banking and had responsibility for Merrill Lynch’s Global Leveraged Finance business. Mr. Saltzman was also responsible for various real estate-related principal investments, including the Zell/Merrill Lynch series of funds, which acquired more than $3.0 billion of CRE assets and where he was a member of the investment committee.

Mr. Saltzman serves on the board of directors of Kimco Realty Corporation (NYSE: KIM) and the Board of Trustees of NorthStar Europe (NYSE: NRE), and served on the Board of Trustees of Colony Starwood Homes (NYSE: SFR) from January 2016 to June 2017. Previously, he was also a member of the Board of Governors of NAREIT, on the board of directors of the Real Estate Roundtable and a member of the Board of Trustees of the Urban Land Institute, Treasurer of the Pension Real Estate Association, a Director of the Association of Foreign Investors in Real Estate and a past Chairman of the Real Estate Capital Policy Advisory Committee of the National Realty Committee. Mr. Saltzman received his Bachelor of Arts from Swarthmore College in 1977 and a Master of Science in Industrial Administration from Carnegie Mellon University in 1979.

Mr. Saltzman’s expertise in real estate-related businesses, investments and capital markets, developed through more than 37 years of real estate principal investing and investment banking experience, provides a valuable perspective to the Board of Directors. Mr. Saltzman’s current and past service on the boards of a real estate investment trust and other real estate-based organizations also provides the Board of Directors with valuable perspectives into the real estate industry.

Kevin P. Traenkle is the Chief Executive Officer, President and a director of the Company. Mr. Traenkle is an Executive Vice President and Chief Investment Officer of Colony NorthStar, having previously held the position of Executive Director and Chief Investment Officer for Colony Capital. In his roles at Colony NorthStar and Colony Capital, he has been involved in many facets of the businesses, including business strategy, product development, global client relations, oversight of individual investment and divestment decisions, as well as portfolio construction and risk management. Prior to rejoining the Colony Capital business in 2002, Mr. Traenkle worked for a private equity investment firm, where, among other responsibilities, he focused on the firm’s real estate-related investment and management activities. Prior to originally joining Colony Capital in 1993, Mr. Traenkle worked in the municipal finance department for the investment bank First Albany Corporation in Albany, New York. Mr. Traenkle received a Bachelor of Science in Mechanical Engineering in 1992 from Rensselaer Polytechnic Institute in Troy, New York. As a 24 year veteran of Colony NorthStar, Mr. Traenkle brings his extensive acquisition, ownership, lending and operating experience across the CRE sector as well as his proven leadership abilities to the Board of Directors and his role as Chief Executive Officer of the Company.

Darren J. Tangen is a director of the Company. Mr. Tangen is an Executive Vice President and Chief Financial Officer of Colony NorthStar. Since 2002, Mr. Tangen has held various senior investment related roles at Colony NorthStar and Colony Capital, including Executive Director and Chief Financial Officer. Mr. Tangen was one of the key executives (Chief Financial Officer and Chief Operating Officer) responsible for Colony Financial, Inc. (NYSE: CLNY), having taken the company public in 2009 and leading it through its successful combination with Colony Capital, LLC in 2015. Prior to joining Colony in 2002, Mr. Tangen held positions at Credit Suisse and Colliers International (NASDAQ: CIGI). Mr. Tangen received his Bachelor of Commerce from McGill University and his Master of Business Administration in Finance and Real Estate at The Wharton School, University of Pennsylvania where he was recognized as a Palmer Scholar.

The Company determined that Mr. Tangen should serve on the Board of Directors based on his extensive capital markets experience, his substantial knowledge of financial and accounting matters, as well as his deep understanding of the real estate and finance markets.

Catherine D. Rice is a director of the Company. Ms. Rice has served as a director of Store Capital Corporation, a New York Stock Exchange publicly listed company (NYSE: STOR), since November 2017. Ms. Rice has over 30 years of experience in the real estate capital and investment markets and in the management and operation of public and private real estate companies. From June 2015 to February 2016, Ms. Rice was Senior Managing Director of W.P. Carey Inc. (“W.P. Carey”), a New York Stock Exchange publicly listed company (NYSE: WPC), one of the largest public global net-lease REITs. Prior to that role, from March 2013 to June 2015, Ms. Rice was Managing Director and Chief Financial Officer of W.P. Carey. While at W.P. Carey, Ms. Rice completed a comprehensive reorganization of the finance, accounting, and IT functions as well as the development of the investor relations and capital markets areas to facilitate the company’s growth plan. She was responsible for financial strategy, public capital-raising initiatives and company-wide strategic evaluation, and was also a member of the operating and investment committees. Prior to joining W.P. Carey, Ms. Rice was a partner and a Managing Director at Parmenter Realty Partners, a private real estate investment firm focused on distressed and value-add properties in the southern regions of the United States. Her responsibilities included both capital raising and investing for the firm’s fourth fund. Prior to that, Ms. Rice was the Chief Financial Officer of iStar Inc. (“iStar”) (NYSE: STAR), a publicly traded finance company focused on the commercial real estate industry, where she was responsible for financial strategy and capital-raising initiatives, financial reporting and investor relations. Ms. Rice spent the first 16 years of her career as a professional in the real estate investment banking groups of Merrill Lynch, Lehman Brothers and Banc of America Securities. During her career as an investment banker, she was involved in numerous capital-raising and strategic advisory transactions, including REIT IPOs, public and private debt and equity offerings, mergers and acquisitions, leveraged buyouts, and asset and corporate acquisitions and dispositions. Ms. Rice received a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from Columbia University.

The Company determined that Ms. Rice should serve on the Board of Directors based on her experience managing and operating real estate companies as well as her vast knowledge of effectuating strategic transactions for, and overseeing the growth of, various companies.

Vernon B. Schwartz is a director of the Company. Mr. Schwartz was an independent director of NorthStar I and a member of NorthStar I’s audit committee from March of 2016 until closing of the Combination. Mr. Schwartz served as Executive Vice President at iStar from 2005 to February 2017, where he was responsible for managing a portfolio of real estate investments, including iStar’s condominium portfolio and its European assets. He has also served as President of AutoStar, iStar’s platform focused on the auto dealership market. Mr. Schwartz has been active in real estate investment and development for almost 30 years. Previously, Mr. Schwartz was a founding partner and Chief Executive Officer of Falcon Financial, the predecessor of AutoStar before it was acquired by iStar in 2005. Prior to forming Falcon Financial, Mr. Schwartz was the Chief Executive Officer of Soros Real Estate

Advisors, the advisor to Quantum Realty Partners, an offshore real estate investment fund sponsored by George Soros and Paul Reichmann. Mr. Schwartz previously served as Chairman, President and Chief Executive Officer of Catellus Development Corporation, the largest private landowner in the state of California, and also held executive positions at both Bank of Montreal and The Hahn Company, a developer, owner and operator of regional shopping centers. Mr. Schwartz has a Bachelor of Commerce degree in Economics and a Master of Business Administration from the University of the Witwatersrand in Johannesburg, South Africa.

The Company determined that Mr. Schwartz should serve on the Board of Directors based on his knowledge of the real estate investment and finance industries, including his extensive experience in real estate development and portfolio management, both domestically and internationally.

John E. Westerfield is a director of the Company. Mr. Westerfield serves as Chief Executive Officer of Mitsui Fudosan America, Inc. (“MFA”) and is a member of MFA’s board of directors. MFA is the U.S. subsidiary of Mitsui Fudosan Group, a publicly listed real estate company in Japan. Mr. Westerfield was appointed Chief Executive Officer of MFA in April 2015 after serving as Senior Advisor to MFA’s board of directors from 2012 to 2015. Mr. Westerfield also serves as a member of the board of directors of Halekulani Corporation, a wholly-owned subsidiary of MFA. Mr. Westerfield spent the majority of his career as a managing director at Morgan Stanley, having joined the firm in 1985 upon graduation from business school. At Morgan Stanley, Mr. Westerfield worked in numerous roles in investment banking, fixed income and investment management, all with a specialization in commercial real estate finance and investment. In his last role at Morgan Stanley, Mr. Westerfield had responsibility for the firm’s global commercial mortgage finance business. Upon retirement from Morgan Stanley in June 2008, Mr. Westerfield formed and managed Braddock Capital Management LLC, a private company which invested in REITs and commercial real estate related assets, including various office, industrial, multi-family rental and condominium development projects, primarily in the New York area. Mr. Westerfield received a Master of Business Administration from Harvard Business School in 1985 and a Bachelor of Arts in Government from Dartmouth College in 1981.

The Company determined that Mr. Westerfield should serve on the Board of Directors based on his extensive knowledge of the real estate industry and his experience managing investments in real estate related assets.

Winston W. Wilson is a director of the Company. Mr. Wilson was an independent director of NorthStar II and the chairman and financial expert of NorthStar II’s audit committee from April of 2013 until closing of the Combination. Mr. Wilson has also served as a director of NorthStar/RXR New York Metro Real Estate, Inc. and as the chairman and financial expert of its Audit Committee since February 2015. Mr. Wilson most recently worked for Grant Thornton’s New York office, from August 2008 until December 2012 as Partner in Charge and Financial Services Industry Leader, and from August 2011 until December 2012 as National Asset Management Sector Leader. Mr. Wilson has over 27 years of experience with financial services companies including, among others, mortgage and equity REITs, broker-dealers, mutual funds and registered investment advisors. Prior to joining Grant Thornton, Mr. Wilson worked for PricewaterhouseCoopers LLP, Credit Suisse First Boston and Brown Brothers Harriman & Co. Mr. Wilson is a certified public accountant in the states of New York, New Jersey and Pennsylvania. He is a member of the American Institute of Certified Public Accountants and New York State Society of CPAs. Mr. Wilson was also recently a member of the American Institute of Certified Public Accountants (AICPA) Investment Company Expert Panel as well as a member of the Strategic Partners Advisory Committee for Managed Funds Associations. Mr. Wilson has a Master of Business Administration in Finance and Marketing from New York University’s Stern School of Business in New York, New York and a Master of Science in Economics and a Bachelor of Science in Accounting from Brooklyn College in Brooklyn, New York.

The Company determined that Mr. Wilson should serve on the Board of Directors based on his extensive public accounting and financial services expertise, including as it relates to REITs and broker-dealers.

Executive Officers

The following table sets forth certain information with respect to our executive officers.

Name	Age	Officer Since	Position Held with Our Company
Kevin P. Traenkle	47	2018	Chief Executive Officer and President
Sujan S. Patel	39	2018	Chief Financial Officer and Treasurer
Neale W. Redington	51	2018	Chief Accounting Officer
David A. Palamé	40	2018	General Counsel and Secretary

Set forth below is biographical information for our executive officers. For biographical information regarding Mr. Traenkle, please see above under the section “—Board of Directors.”

Sujan S. Patel is the Company’s Chief Financial Officer and Treasurer. Mr. Patel is the Managing Director and Co-Head of U.S. Investment Management at Colony NorthStar and has held such position since January 2017. He is responsible for overseeing the sourcing, structuring and execution of Colony NorthStar’s opportunistic equity, debt and strategic investments across all asset types and geographies. Prior to serving in his current position, Mr. Patel was Managing Director and Co-Head of Investments at NSAM, where he was directly involved in or oversaw over $21 billion of closed transactions. Prior to joining NSAM in 2007, Mr. Patel was with Thayer Lodging Group, a lodging-dedicated private equity firm, focusing on all aspects of sourcing, acquiring, financing and disposing of over $2 billion of hotel investments. Mr. Patel began his career at Morgan Stanley in their investment banking division based in New York. He currently serves on the Advisory Board of the NYU Schack Institute of Real Estate and is a member of the Board of Advisors of the Graaskamp Center for Real Estate at the Wisconsin School of Business. Mr. Patel also sits on the Major Decision Committee of Island Hospitality Management and on the Board of SteelWave, a San Francisco Bay Area-based full-service commercial real estate management and operating company. In addition, Mr. Patel is involved in several real estate industry organizations including being a Member of the ULI Global Exchange Council and is a frequent speaker at industry conferences and seminars. Mr. Patel was named by the Commercial Observer in March 2014 as a member of its “Power 100” list honoring top commercial real estate professionals. Mr. Patel received a Bachelor of Arts in Engineering Sciences modified with Economics from Dartmouth College.

Neale W. Redington is the Chief Accounting Officer of the Company. Mr. Redington is a Managing Director and Chief Accounting Officer of Colony NorthStar. He is responsible for financial accounting and reporting for firm-sponsored investments and related affiliates and subsidiaries of Colony NorthStar. Prior to joining the predecessor Colony Capital business in 2008, Mr. Redington was an audit partner in the real estate and hospitality practice of Deloitte & Touche LLP. During his twenty years with Deloitte, Mr. Redington worked in both London and Los Angeles. Mr. Redington, a Certified Public Accountant (license inactive) and a Chartered Accountant in England & Wales, received a Bachelor of Commerce in Accounting degree with Honors from the University of Birmingham in England.

David A. Palamé is the General Counsel and Secretary of the Company. Mr. Palamé is a Managing Director and Deputy General Counsel of Colony NorthStar where he is responsible for global legal, private capital formation, investment allocation and support for the Colony NorthStar business. Prior to joining the Colony Capital business in 2007, Mr. Palamé was an associate with the law firm of Sullivan & Cromwell LLP and previously served as a law clerk to the Honorable William J. Rea, United States District Court for the Central District of California at Los Angeles. Mr. Palamé received a Bachelor of Arts from the State University of New York at Buffalo and a Juris Doctor degree from the University of Pennsylvania Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that executive officers and directors, and persons who own more than 10% of a registered class of equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and greater than 10% stockholders are required by the SEC to furnish the issuer with copies of all Forms 3, 4 and 5 that they file.

During the year ended December 31, 2017, the Company’s executive officers, directors and 10% stockholders were not required to make filings pursuant to Section 16(a) of the Exchange Act.

Composition of the Board of Directors

Our charter and our bylaws provide that, subject to the rights of holders of one or more classes or series of preferred stock, the number of directors of our Company may be established by our Board of Directors but may not be fewer than the minimum required by the MGCL (which is currently one) nor more than 15. Any vacancy will be filled, at any regular meeting or at any special meeting called for that purpose, by a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum.

Director Independence

The Board of Directors currently has seven directors, a majority (four) of whom the Board of Directors affirmatively has determined to be “independent” under the listing standards of the NYSE and under applicable rules of the Securities and Exchange Commission. The Board affirmatively has determined that each of the following directors is independent under these standards: Catherine D. Rice, Vernon B. Schwartz, John E. Westerfield and Winston W. Wilson. Kevin P. Traenkle is not independent as he is an executive officer of the Company and Colony NorthStar and Richard B. Saltzman and Darren J. Tangen are not independent as they are executive officers of Colony NorthStar.

Committees of the Board of Directors

Our Board of Directors established an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) at the closing of the Combination. None of these committees met during 2017. The Company encourages board members to attend the Company’s annual meeting of shareholders. However, we did not hold an annual meeting in 2017 because we were not formed until August 2017 and our annual meeting in 2018 was held prior to each of the directors becoming a director of the Company except for Mr. Saltzman.

Audit Committee

Our Audit Committee consists of Ms. Rice and Messrs. Schwartz, Westerfield and Wilson, with Mr. Wilson serving as chair of the committee. All members of the Audit Committee are “independent” of the Company as that term is defined in the NYSE’s listing standards and Section 10A-3 under the Exchange Act. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors and is also responsible for reviewing with our independent auditors any audit problems or difficulties they encounter in the course of their audit work. The Audit Committee is also charged with the tasks of reviewing our financial statements, any significant financial reporting issues and any major issues as to the adequacy of internal control with management and our independent auditors. The principal purpose of the Audit Committee is to assist the Board of Directors in the oversight of:

•	the integrity of our consolidated financial statements and financial reporting process;

•	our systems of disclosure controls and procedures and internal control over financial reporting;

•	our compliance with financial, legal and regulatory requirements and our ethics program;

•	the evaluation of the qualifications, independence and performance of our independent registered public accounting firm;

•	the performance of our internal audit function; and

•	our overall risk profile and risk management policies.

Our Audit Committee’s written charter requires that all members of the committee must satisfy the requirements of the NYSE, the rules and regulations of the SEC and applicable laws relating to independence, financial literacy and experience. All of the members of the Audit Committee meet the foregoing requirements. Mr. Wilson is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Compensation Committee

Our Compensation Committee consists of Ms. Rice and Messrs. Schwartz, Westerfield and Wilson with Mr. Schwartz servicing as chair of the committee. All members of the Compensation Committee are “independent” of the Company as that term is defined in the NYSE’s listing standards and Section 10A-3 under the Exchange Act. The Compensation Committee ensures that compensation plans are designed with an appropriate balance of risk and reward in relation to our Company’s overall business strategy and do not encourage excessive or unnecessary risk-taking behavior. The Compensation Committee is responsible for, among other things,

•	annually evaluating the performance of our Manager;

•	annually reviewing the Management Agreement;

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation, if any, of all of our other executive officers, including our Chief Financial Officer;

•	annually reviewing and evaluating the compensation for the members of our Board of Directors;

•	reviewing our executive compensation policies and plans;

•	assisting management with complying with our proxy statement and annual report disclosure requirements;

•	preparing a report for inclusion in the Company’s annual proxy statement or Annual Report on Form 10-K; and

•	reviewing the Company’s succession plan for key executive positions.

The Compensation Committee has the resources and authority appropriate to discharge its duties and responsibilities, including the sole authority to retain, on terms it deems appropriate, legal counsel and other experts, consultants or advisers as it deems appropriate.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Ms. Rice and Messrs. Schwartz, Westerfield and Wilson with Mr. Westerfield serving as chair of the committee. The Nominating and Corporate Governance Committee is responsible for, among other things,

•	identifying and recommending to our Board of Directors qualified candidates for election as directors and recommending nominees for election as directors at the annual meeting of stockholders;

•	reviewing our committee structure and recommending changes to the Board of Directors;

•	developing and recommending to our Board of Directors corporate governance guidelines and code of business conduct and ethics and reviewing such guidelines and code;

•	reviewing and making recommendations on matters involving the general operation of our Board of Directors, including board size and composition, and committee composition and structure; and

•	overseeing the annual evaluation of the Board of Directors, management and the other committees of the Board of Directors.

The charter for our Nominating and Corporate Governance Committee provides that the Nominating and Corporate Governance Committee must select individuals as director nominees who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who will be most effective, in conjunction with the other nominees to the Board of Directors, in collectively serving the long-term interests of the Company and its stockholders. Stockholders seeking to recommend a prospective candidate for the Nominating and Corporate Governance Committee’s consideration should follow the procedures set forth in our bylaws and submit the candidate’s name and qualifications, including the candidate’s consent to serve as a director if nominated and elected, to Colony NorthStar Credit Real Estate, Inc., 515 South Flower Street, 44th Floor, Los Angeles, California 9007.

Pursuant to the Stockholders Agreement, until the later of the two year anniversary of the completion of the closing of the Combination and the second annual meeting of Company stockholders, CLNS OP will cause its shares of our Class A common stock to be voted in favor of the director nominees recommended by our Board of Directors in our Company’s definitive proxy statement on Schedule 14A. The Stockholders Agreement also provides that, until the later of the two year anniversary of the closing of the Combination and the second annual meeting of Company stockholders, CLNS OP will not, and will cause its affiliates not to (each solely in its capacity as a Company stockholders), take any action to change the composition of our Board of Directors from at least a majority of independent directors.

Corporate Governance Guidelines

Our Board of Directors has adopted corporate governance guidelines to advance the functioning of our Board of Directors and its committees and to set forth our Board of Directors’ expectations as to how it and they should perform its and their respective function.

Code of Business Conduct and Ethics

The Board of Directors adopted a code of business conduct and ethics that applies to all of our directors, employees (if any) and the officers and employees of our Manager and its affiliates who provide services to us, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our code of business conduct and ethics, as it relates to employees of Colony NorthStar, operates in conjunction with, and in addition to, any applicable policies of Colony NorthStar. Among other matters, our code of business conduct and ethics is designed to deter wrongdoing and promote the following:

•	honest and ethical conduct;

•	compliance with applicable governmental laws, rules and regulations;

•	avoiding situations in which personal interests conflict, or have the appearance of conflicting, with those of the Company;

•	full, fair, accurate, timely and understandable disclosure in our public communications and reports and other information filed with or submitted to the SEC; and

•	prompt and consistent internal reporting of violations of the code to appropriate persons and through appropriate channels identified in the code.

Any waiver of the code of business conduct and ethics for our executive officers or directors may be made only by the Audit Committee or another committee of the Board of Directors comprised solely of independent directors or a majority of independent directors. Any such amendment or waiver of the code of business conduct and ethics for an executive officer or director must be promptly disclosed to stockholders as required by law or regulation of the SEC and the rules of NYSE.

Committee Charters and Corporate Governance Documents

Our Board of Directors has adopted a written set of corporate governance guidelines and a code of business conduct and ethics for our principal executive officers and senior financial officers. To view our committee charters, corporate governance guidelines, code of business conduct and ethics and code of ethics for our principal executive officers and senior financial officers, please visit our website at www.clncredit.com. Each of these documents is also available in print to any stockholder who sends a written request to such effect to General Counsel, Colony NorthStar Credit Real Estate, Inc., 515 South Flower Street, 44th Floor, Los Angeles, California 90071.

Director Compensation

A member of our Board of Directors who is our employee or an employee of Colony NorthStar is referred to as a non-independent director. Non-independent directors (including Messrs. Saltzman, Traenkle and Tangen) do not receive compensation for serving on our Board.

The Company’s independent directors did not receive any compensation for the year ended December 31, 2017.

The following discussion relates to 2018 compensation for our non-executive independent directors, Ms. Rice and Messrs. Schwartz, Westerfield and Wilson.

Effective February 2018, the Board of Directors adopted a “Non-Executive Independent Director Compensation Policy” that provides that each non-executive independent director elected for service on the Board of Directors in 2018 will thereafter and throughout such annual term of service receive an annual base fee for his or her services of $180,000, with $80,000 payable in cash in quarterly installments in conjunction with quarterly meetings of the Board of Directors and $100,000 payable in the form of an annual award of restricted shares of Class A common stock, which will vest in full on the one-year anniversary of the date of grant (anticipated to occur on or shortly after the date of our annual meeting of stockholders), subject to the director’s continued service on the Board of Directors. In addition, in 2018, the chairs of each of the Audit, Compensation, and Nominating and Corporate Governance Committees will receive an additional annual cash retainer of $20,000, $15,000 and $15,000, respectively, and the Lead Director will receive an additional annual cash retainer of $20,000. With respect to the period beginning on February 1, 2018, and the next annual meeting of stockholders of the Company, each non-executive independent director will receive a ratable allocation of additional compensation based on the annual cash and equity based compensation to be paid in accordance with the Non-Executive Independent Director Compensation Policy summarized above, with such stock grant vesting May 3, 2019. The Company will also reimburse each of the non-executive independent directors for their travel expenses incurred in connection with their attendance at Board of Directors and committee meetings.

Stockholder Communication with the Board of Directors

Our Board of Directors established the position of Lead Director to encourage independent board leadership. The Lead Director is selected on an annual basis by a majority of the independent directors then serving on the Board of Directors from among the independent directors. Catherine D. Rice currently serves as our Lead Director. The role of the Lead Director is to serve as liaison (a) between the Board of Directors and management, including the Chief Executive Officer, (b) among independent directors and (c) between interested third parties and the Board of Directors.

Stockholders and other parties interested in communicating directly with the Lead Director, Chairman or the independent directors as a group may do so by writing either to the Lead Director or Chairman of the Board of Directors, c/o General Counsel, Colony NorthStar Credit Real Estate, Inc., 515 South Flower Street, 44th Floor, Los Angeles, California 9007. Correspondence so addressed will be forwarded directly to the Lead Director and/or Chairman, as applicable. The Lead Director will decide what action should be taken with respect to the communication, including whether such communication should be reported to the Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

During the year ended December 31, 2017, none of our executive officers received any compensation from the Company or our Manager.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Catherine D. Rice, Vernon B. Schwartz, John E. Westerfield and Winston W. Wilson, each of whom is an independent director. None of our directors, nor any of our executive officers, serves as a member of the governing body or compensation committee of any entity that has an executive officer serving as a member of our Board of Directors or our Compensation Committee. Accordingly, to the knowledge of the Compensation Committee and as it relates to our Board of Directors and our executive officers, during 2017 there were no interlocks with other companies within the meaning of the SEC’s rules.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the Company’s Class A common stock and Class B common stock as of March 21, 2018 by:

•	each director and executive officer of the Company;

•	all directors and executive officers of the Company as a group; and

•	each person who owns (to our knowledge and based on the most current Schedule 13Ds and 13Gs filed with the SEC for each such person) more than 5% of the Company’s outstanding Class A common stock or Class B common stock.

For purposes of this table, and in accordance with SEC rules, a person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security. A person is also considered to beneficially own securities that he or she has the right to acquire within 60 days, in accordance with Rule 13d-3 promulgated under the Exchange Act. To the Company’s knowledge, unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to their beneficially owned shares of Class A common stock. Unless otherwise indicated, the address of each person named below is c/o Colony NorthStar Credit Real Estate, Inc., 515 South Flower Street, 44th Floor, Los Angeles, California 90071.

Name of Beneficial Owner	Number of shares of Class A Common Stock	Total Beneficial Ownership of Class A Common Stock (%)(1)	Number of shares of Class B-3 Common Stock(2)	Total Beneficial Ownership of Class B-3 Common Stock (%)(1)	Aggregate Number of Shares of Common Stock(3)	Aggregate Beneficial Ownership of Common Stock(1)
Directors and Executive Officers
Catherine D. Rice	6,218	*	—	—	6,218	*
Darren J. Tangen	31,809	*	—	—	31,809	*
John E. Westerfield	6,218	*	—	—	6,218	*
Kevin P. Traenkle	58,689	*	—	—	58,689	*
Richard B. Saltzman	79,368	*	—	—	79,368	*

Vernon B. Schwartz	12,431	*	—	—	12,431	*
Winston W. Wilson	13,184	*	—	—	13,184	*
David A. Palamé	12,809	*	—	—	12,809	*
Sujan S. Patel	34,737	*	—	—	34,737	*
Neale W. Redington	12,508	*	—	—	12,508	*
All directors and executive officers as a group (10 persons)	267,971	*	—	—	267,971	*
5% Stockholders
CLNS OP(4)	—	—	44,399,444	100%	44,399,444	35%

*	Represents less than 1.0% of the relevant class(es) of common stock.
(1)	Assumes 83,487,352 shares of Class A common stock and 44,399,444 shares of Class B common stock are outstanding as of March 21, 2018.
(2)	The Company’s Class B-3 common stock will automatically convert to Class A common stock upon the close of trading on February 1, 2019.
(3)	Includes Class A common stock and Class B common stock.
(4)	The address of CLNS OP is c/o Colony NorthStar, Inc., 515 South Flower Street, 44th Floor, Los Angeles, California 90071.

To our knowledge, no person beneficially owned more than 5% of the Class A common stock as of March 21, 2018.

In addition, RED REIT, a subsidiary of CLNS OP, owns approximately 3.1 million OP Units in the Company OP or 2.4% of all outstanding OP Units. The OP Units are redeemable for cash, or at the Company’s election, the Company’s Class A common stock on a one-for-one basis.

Securities Authorized for Issuance Under Equity Compensation Plans

The Board of Directors adopted the 2018 equity incentive plan in January 2018. The Company did not have any incentive plan in place during 2017 and therefore no securities were available for issuance under any equity compensation plan for the Company during 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Management Agreement

On January 31, 2018, the Company and Company OP entered into a Management Agreement with our Manager, a subsidiary of CLNS OP, pursuant to which the Manager manages the Company’s assets and its day-to-day operations. Our Manager will be responsible for, among other matters, (1) the selection, origination, acquisition, management and sale of the Company’s portfolio investments, (2) the Company’s financing activities and (3) providing the Company with investment advisory services. Our Manager is also responsible for the Company’s day-to-day operations and will perform (or will cause to be performed) such services and activities relating to the Company’s investments and business and affairs as may be appropriate. The Management Agreement requires our Manager to manage the Company’s business affairs in conformity with the investment guidelines and other policies that are approved and monitored by the Board of Directors. Each of our executive officers is also an employee of our Manager or its affiliates. Our Manager’s role as Manager will be under the supervision and direction of the Board of Directors.

The initial term of the Management Agreement expires on the third anniversary of the closing of the Combination and will be automatically renewed for a one-year term each anniversary date thereafter unless earlier terminated as described below. The Company’s independent directors review our Manager’s performance and the fees that may be payable to our Manager annually and, following the initial term, the Management Agreement may be terminated annually if there has been an affirmative vote of at least two-thirds of the Company’s independent directors determining that (1) there has been unsatisfactory performance by our Manager that is materially detrimental to the Company or (2) the compensation payable to our Manager, in the form of base management fees and incentive fees taken as a whole, or the amount thereof, is not fair to the Company, subject to the Manager’s right to prevent such termination due to unfair fees by accepting reduced compensation as agreed to by at least two-thirds of the Company’s independent directors. The Company must provide the Manager 180 days’ prior written notice of any such termination.

The Company may also terminate the Management Agreement for cause (as defined in the Management Agreement) at any time, including during the initial term, without the payment of any termination fee, with at least 30 days’ prior written notice from the Board of Directors. Unless terminated for cause, our Manager will be paid a termination fee as described below. The Manager may terminate the Management Agreement if the Company becomes required to register as an investment company under the Investment Company Act with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay a termination fee. Our Manager may decline to renew the Management Agreement by providing the Company with 180 days’ prior written notice, in which case the Company would not be required to pay a termination fee. Our Manager may also terminate the Management Agreement with at least 60 days’ prior written notice if the Company breaches the Management Agreement in any material respect or otherwise is unable to perform its obligations thereunder and the breach continues for a period of 30 days after written notice to the Company, in which case the Manager will be paid a termination fee as described below.

Management Fee

The management fee payable to our Manager is equal to 1.5% of the Company’s stockholders’ equity, per annum (0.375% per quarter), payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds received by the Company (or, without duplication, the Company’s direct subsidiaries, such as the Company OP) from all issuances of the Company’s or such subsidiaries’ common and preferred equity securities since inception (allocated on a pro rata basis for such issuances during the calendar quarter of any such issuance), plus (2) the Company’s cumulative Core Earnings (as defined below) from and after the closing date of the Combination to the end of the most recently completed calendar quarter, less (b)(1) any distributions to the Company’s common stockholders (or owners of common equity of the Company’s direct subsidiaries, such as the Company OP, other than the Company or any of such subsidiaries), (2) any amount that the Company or any of the Company’s direct subsidiaries, such as the Company OP, have paid to (x) repurchase for cash the Company’s common stock or common equity securities of such subsidiaries or (y) repurchase or redeem for cash the Company’s preferred equity securities or preferred equity securities of such subsidiaries, in each case since the closing date of the Combination and (3) any incentive fee (as described below) paid to our Manager since the closing date of the Combination.

With respect to that portion of the period from and after the closing date of the Combination that is used in the calculation of the base management fee, all items in the foregoing sentence (other than clause (a)(2)) are calculated on a daily weighted average basis. The Company’s stockholders’ equity includes any restricted shares of the Company’s common stock or common equity of the Company’s direct subsidiaries, such as the Company OP, and any other shares of the Company’s common stock or common equity of such subsidiaries underlying awards granted under the Company’s or such subsidiaries’ equity incentive plans. The amount of net proceeds received will be subject to the determination of the Board of Directors to the extent such proceeds are other than cash. The Company’s stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements.

Incentive Fee

Our Manager is entitled to an incentive fee, payable quarterly in arrears in cash, with respect to each calendar quarter (or portion thereof) that the Management Agreement is in effect in an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Core Earnings (as defined below) for the most recent 12-month period (or if the closing date of the Combination is less than 12 months earlier, since the closing date of the Combination), including the current quarter, and (ii) the product of (A) the Company’s common equity in the most recent 12-month period (or if the closing date of the Combination is less than 12 months earlier, since the closing date of the Combination), including the current quarter and (B) 7% per annum, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of the most recent 12-month period (or if the closing date of the Combination is less than 12 months earlier, since the closing date of the Combination); provided, however, that no incentive fee is payable with respect to any calendar quarter unless Core Earnings is greater than zero for the most recently completed 12 calendar quarters (or if the closing date of the Combination is less than 12 calendar quarters earlier, since the closing date of the Combination).

For purposes of calculating the incentive fee prior to the completion of a 12-month period following the closing of the Combination, Core Earnings will be calculated on an annualized basis. Core Earnings is a non-U.S. generally accepted accounting principles (“GAAP”) measure and is defined as U.S. GAAP net income (loss) attributable to the Company’s common stockholders (or, without duplication, the owners of the common equity of the Company’s direct subsidiaries, such as the Company OP) and excluding (i) non-cash equity compensation expense, (ii) the expenses incurred in connection with the Company’s formation and an initial public offering, including the initial underwriting discounts and commissions, (iii) the incentive fee, (iv) acquisition costs from successful acquisitions, (v) depreciation and amortization, (vi) any unrealized gains or losses or other similar non-cash items that are included in net income for the current quarter, regardless of whether such items are included in other comprehensive income or loss, or in net income, (vii) one-time events pursuant to changes in U.S. GAAP and (viii) certain material non-cash income or expense items that in the judgment of management should not be included in Core Earnings. For clauses (vii) and (viii), such exclusions shall only be applied after discussions between our Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

For purposes of calculating the incentive fee, the Company’s common equity means: (a) the sum of (1) the net proceeds received by the Company (or, without duplication, the Company’s direct subsidiaries, such as the Company OP) from all issuances of the Company’s common stock or such subsidiaries’ common equity securities since inception (allocated on a pro rata basis for such issuances during the calendar quarter of any such issuance), plus (2) the Company’s cumulative Core Earnings from and after the closing date of the Combination to the end of the most recently completed calendar quarter, less (b) (1) any distributions to the Company’s common stockholders (or owners of common equity the Company’s direct subsidiaries (such as the Company OP), other than the Company or any of such subsidiaries), (2) any amount that the Company or any of the Company’s direct subsidiaries (such as the Company OP) pay to repurchase for cash the Company’s common stock or common equity securities of such subsidiaries since the closing date of the Combination and (3) any incentive fee paid to the Manager since the closing date of the Combination. With respect to that portion of the period from and after the closing date of the Combination that is used in the calculation of the incentive fee, all items in the foregoing sentence (other than clause (a)(2)) are calculated on a daily weighted average basis. The Company’s common equity includes any restricted shares of the Company’s common stock or common equity of the Company’s direct subsidiaries (such as the Company OP) and any other shares of the Company’s common stock or common equity of such subsidiaries underlying awards granted under the Company’s or such subsidiaries’ equity incentive plans. The amount of net proceeds received will be subject to the determination of the Board of Directors to the extent such proceeds are other than cash.

Reimbursement of Expenses

Reimbursement of expenses related to the Company incurred by our Manager, including legal, accounting, financial, due diligence and other services are paid on the Company’s behalf by the Company OP or its designee(s). The Company reimburses our Manager for the Company’s allocable share of the salaries and other compensation of the Company’s chief financial officer and certain of its affiliates’ non-investment personnel who spend all or a portion of their time managing the Company’s affairs, and the Company’s share of such costs are based upon the percentage of such time devoted by personnel of our Manager (or its affiliates) to the Company’s affairs. The Company may be required to pay the Company’s pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager and its affiliates required for the Company’s operations.

Termination Fee

Upon termination of the Management Agreement by the Company without cause or by the Manager if the Company materially breaches the Management Agreement, the Company will owe the Manager a termination fee equal to three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case earned by the Manager during the 24-month period immediately preceding such termination, calculated as of the end of the most recently completed calendar quarter before the date of termination.

Stockholders Agreement

In connection with the Combination, on January 31, 2018, the Company entered into a Stockholders Agreement with CLNS OP, the operating partnership of Colony NorthStar (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement, until the later of the two year anniversary of the closing of the Combination and the second annual meeting of stockholders of the Company, CLNS OP will cause its shares of Class A common stock or Class B-3 common stock, as applicable, to be present for purposes of establishing a quorum of the stockholders at any meeting of stockholders of the Company and to cause its shares of Class A common stock or Class B-3 common stock, as applicable, to be voted in favor of the director nominees recommended by the Board of Directors in the Company’s definitive proxy statement on Schedule 14A. The Stockholders Agreement also provides that, until the later of the two year anniversary of the closing of the Combination and the second annual meeting of stockholders of the Company, CLNS OP will not, and will cause its affiliates not to (each solely in its capacity as a Company stockholder), take any action to change the composition of the Board of Directors in a manner that results in the Board of Directors being comprised of less than a majority of independent directors.

Pursuant to the Stockholders Agreement, CLNS OP will, and will cause RED REIT to, enter into a customary lock-up agreement with the underwriters of any offering of our common stock for a term not to extend beyond the one year anniversary of the closing of the Combination. In addition, until the one year anniversary of the closing of the Combination, CLNS OP will not, and will cause its affiliates not to, make any transfers of OP Units to non-affiliates of CLNS OP unless such transfer is approved by a majority of the Board of Directors, including a majority of the independent directors. However, the approval of the Board of Directors is not required in connection with a transfer by operation of law or pursuant to a merger, sale of all or substantially all of the assets or similar fundamental transaction involving Colony NorthStar and/or CLNS OP. The foregoing does not restrict any conversion of OP Units for equity of the Company pursuant to Company OP’s limited liability company agreement.

Registration Rights Agreement

In connection with the closing of the Combination, on January 31, 2018, the Company entered into a registration rights agreement with CLNS OP and RED REIT (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, subject to certain exceptions, the Company will be required to use commercially reasonable efforts to file one or more registration statements within 13 months following the consummation of the Combination that (i) register for resale the Class A common stock issued in the Combination and the Class A common stock issued upon the conversion of the Class B-3 common stock and (ii) register the issuance or resale of the Class A common stock issued upon redemption of the OP Units issued in the Combination. Further, pursuant to the Registration Rights Agreement, at the request of a holder, the Company must use commercially reasonable efforts to effect the sale of all or part of the registrable securities through an underwritten public offering under the applicable registration statement; provided, however, that such holders may not exercise such registration rights more than once in any consecutive 120-day period.

Pursuant to the Registration Rights Agreement, CLNS OP and RED REIT are also entitled to receive notice of any proposed underwritten public offering for the Company’s own account or for another security holder. Such holders may request in writing within five business days following receipt of such notice to participate in any underwritten public offering; provided that if the number of shares of Class A common stock or Class B-3 common stock, as applicable, as to which registration has been demanded exceeds the maximum number of shares that can be sold in such offering without adversely affecting its success, the shares of common stock requested by CLNS OP or RED REIT may be cutback from such underwritten public offering.

The Company is required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, associated with any registration of shares by the holders. The Company also is required to indemnify each holder who includes registrable securities in any registration and any person who is or might be deemed a controlling person of such holder within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act against certain liabilities incurred in connection with the registration of such holder’s registrable securities.

The registration rights described above will terminate as to any stockholder at such time as all of such stockholder’s securities could be sold in a single calendar quarter without compliance with the registration requirements of the Securities Act pursuant to Rule 144.

Trademark License Agreement

On January 31, 2018, a subsidiary of our Company entered into license agreements with each of CLNS OP and Colony NorthStar, pursuant to which CLNS OP and Colony NorthStar granted our Company a non-exclusive, royalty-free license to use the name and trademark “Colony”, “NorthStar” and the logo for Colony NorthStar.

Each license agreement provides CLNS OP or Colony NorthStar, as applicable, with the right to terminate the applicable license agreement in the event that: (1) our Company becomes insolvent or admits its inability to pay its debts; (2) our Company becomes subject to any bankruptcy or insolvency proceeding; (3) our Company is dissolved or liquidated or takes any corporate action for such purpose; (4) our Company makes a general assignment for the benefit of creditors; (5) our Company has an agent appointed by a court to take charge of or sell any material portion of its property or business; or (6) any lawsuit or proceeding is commenced (or claim threatened) relating to the relevant marks or the relevant trademark license agreement. The license agreement automatically terminates (i) upon a change of control of our Company without the consent of CLNS OP or Colony NorthStar, as applicable, or (ii) in the event the Manager or one of its affiliates ceases to be the external manager of the Company for any reason. CLNS OP and Colony NorthStar also have the right to terminate the applicable license agreement without cause upon 120 days’ prior written notice.

Indemnification Agreements

On January 31, 2018, we entered into indemnification agreements with each of our executive officers and directors that obligate us to indemnify them to the maximum extent permitted by Maryland law. The indemnification agreements provide that if a director or executive officer is a party or is threatened to be made a party to any proceeding by reason of such director’s or executive officer’s status as our director, officer or employee, we must indemnify such director or executive officer for all expenses and liabilities actually and reasonably incurred by him or her, or on his or her behalf, unless it has been established that:

•	the act or omission of the director or executive officer was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty;

•	the director or executive officer actually received an improper personal benefit in money, property or services; or

•	with respect to any criminal action or proceeding, the director or executive officer had reasonable cause to believe that his or her conduct was unlawful;

provided, however, that we will (i) have no obligation to indemnify such director or executive officer for a proceeding by or in the right of our Company, for expenses and liabilities actually and reasonably incurred by him or her, or on his or her behalf, if it has been adjudged that such director or executive officer is liable to us with respect to such proceeding and (ii) have no obligation to indemnify or advance expenses of such director or executive officer for a proceeding brought by such director or executive officer against the Company, except for a proceeding brought to enforce indemnification under Section 2-418 of the MGCL or as otherwise provided by our charter or bylaws, a resolution of the Board of Directors or an agreement approved by the Board of Directors.

Related Person Transaction Policy

On January 30, 2018, our Board of Directors adopted a written related person transaction policy setting forth the policies and procedures for the review, approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any financial transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest. Under the policy, related person transactions will be approved or ratified by the Audit Committee or a majority of the disinterested members of our Board of Directors. No investment by our Company will require approval solely because such investment constitutes a co-investment made by and between our Company or any of its subsidiaries, on the one hand, and one or more investment vehicles formed, sponsored or managed by Colony NorthStar, on the other hand. Prior to January 30, 2018, we did not have a related person transaction policy because the Company was newly formed, did not conduct any operations and had not yet put in place such a policy.

Director Independence

See the section entitled “Director Independence” under Item 10 above for information regarding the members of the Board of Directors that the Board of Directors has determined are “independent” under the listing standards of the NYSE and the rules of the Securities and Exchange Commission.

Equity Compensation Plans

The Board of Directors adopted the 2018 equity incentive plan in January 2018. The Company did not have any incentive plan in place during 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Policy For Pre-Approval of Audit and Permitted Non-Audit Services

On January 30, 2018, the Audit Committee adopted a policy for the pre-approval of all audit and permitted non-audit services proposed to be provided to the Company by its independent auditors. Under the policy, the Audit Committee has delegated to its Chairman of the Audit Committee the authority to address any requests for pre-approval of audit and permitted non-audit services between Audit Committee meetings where associated fees do not exceed $100,000. The chairman must report all pre-approval decisions to the Audit Committee at its next scheduled meeting and provide a description of the terms of the engagement, including (1) the type of services covered by the engagement, (2) the dates the engagement is scheduled to commence and terminate, (3) the estimated fees payable by the Company pursuant to the engagement, (4) other material terms of the engagement, and (5) such other information as the Audit Committee may request. Following adoption of the policy for the pre-approval of all audit and permitted non-audit services, all audit and non-audit services will be pre-approved by the Audit Committee or will be approved pursuant to the Audit Committee’s pre-approval policy.

Auditor Fees and Services

The Company did not pay or accrue any fees for audit or other services provided by Ernst and Young LLP for fiscal year 2017.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated and combined information is included in this Annual Report on Form 10-K:

(1) - (2) Financial Statements and Schedules

The financial statements of the Company and our accounting predecessor, the CLNS Investment Entities, and notes thereto, together with the Reports of Independent Registered Public Accounting Firms, are included in Item 8 of this Annual Report on Form 10-K.

(3) Exhibits

Exhibits	Description

2.1	Amended and Restated Master Combination Agreement, dated as of November 20, 2017, among Colony Capital Operating Company, LLC, NRF RED REIT Corp., NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP, Colony NorthStar Credit Real Estate, Inc. and Credit RE Operating Company, LLC (incorporated by reference to Exhibit 2.1 to Colony NorthStar Credit Real Estate, Inc.’s Registration Statement on Form S-4 (No. 333-221685) effective December 6, 2017)

3.1	Articles of Amendment and Restatement of Colony NorthStar Credit Real Estate, Inc. (incorporated by reference to Exhibit 3.1 to Colony NorthStar Credit Real Estate, Inc.’s Form 8-K (No. 001-38377) filed on February 1, 2018)

3.2	Amended and Restated Bylaws of Colony NorthStar Credit Real Estate, Inc. (incorporated by reference to Exhibit 3.2 to Colony NorthStar Credit Real Estate, Inc.’s Form 8-K (No. 001-38377) filed on February 1, 2018)

10.1	Amended and Restated Operating Agreement of Credit RE Operating Company, LLC, dated as of January 31, 2018 (incorporated by reference to Exhibit 10.1 to Colony NorthStar Credit Real Estate, Inc.’s Form 8-K (No. 001-38377) filed on February 1, 2018)

10.2	Credit Agreement, dated as of January 31, 2018, by and among Credit RE Operating Company, LLC, as a borrower, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Colony NorthStar Credit Real Estate, Inc.’s Form 8-K (No. 001-38377) filed on February 1, 2018)

10.3	Management Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Credit RE Operating Company, LLC and CLNC Manager, LLC (incorporated by reference to Exhibit 10.3 to Colony NorthStar Credit Real Estate, Inc.’s Form 8-K (No. 001-38377) filed on February 1, 2018)

10.4	Stockholders Agreement, dated as of January 31, 2018, by and between Colony NorthStar Credit Real Estate, Inc. and Colony Capital Operating Company, LLC (incorporated by reference to Exhibit 10.4 to Colony NorthStar Credit Real Estate, Inc.’s Form 8-K (No. 001-38377) filed on February 1, 2018)

10.5	Registration Rights Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Colony Capital Operating Company, LLC and NRF RED REIT Corp. (incorporated by reference to Exhibit 10.5 to Colony NorthStar Credit Real Estate, Inc.’s Form 8-K (No. 001-38377) filed on February 1, 2018)

10.6†	Form of Indemnification Agreement, between Colony NorthStar Credit Real Estate, Inc. and the Officers and Directors of the Company (incorporated by reference to Exhibit 10.6 to Colony NorthStar Credit Real Estate, Inc.’s Form 8-K (No. 001-38377) filed on February 1, 2018)

10.7†	Colony NorthStar Credit Real Estate, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Colony NorthStar Credit Real Estate, Inc.’s Registration Statement on Form S-8 (No. 333-222812) filed on February 1, 2018)

10.8	Master Repurchase and Securities Contract Agreement, dated October 13, 2015, by and between MS Loan NT-I, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Form 8-K (No. 000-54671) filed on October 19, 2015)

Exhibits	Description

10.9	Guaranty Agreement, made as of October 13, 2015, by NorthStar Real Estate Income Trust, Inc. and NorthStar Real Estate Income Trust Operating Partnership, LP, for the benefit of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Form 8-K (No. 000-54671) filed on October 19, 2015)

10.10	Master Repurchase Agreement, dated July 18, 2012, between NSREIT CB Loan, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Form 8-K (No. 000-54671) filed on July 19, 2012)

10.11	First Amendment to Master Repurchase Agreement, dated as of November 30, 2012, by and among NSREIT CB Loan, LLC, NorthStar Real Estate Income Trust, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Form 8-K (No. 000-54671) filed on December 4, 2012)

10.12	Second Amendment to Master Repurchase Agreement and First Amendment to Limited Guaranty, dated as of April 18, 2013, by and among NSREIT CB Loan, LLC, NorthStar Real Estate Income Trust, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Form 8-K (No. 000-54671) filed on April 23, 2013)

10.13	Third Amendment to Master Repurchase Agreement, dated as of June 30, 2014, by and among NSREIT CB LOAN, LLC, Citibank, N.A. and NorthStar Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Quarterly Report on Form 10-Q (No. 000-54671) filed on November 14, 2014)

10.14	Fourth Amendment to Master Repurchase Agreement, dated as of October 20, 2014, by and among NSREIT CB LOAN, LLC, Citibank, N.A. and NorthStar Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Form 8-K (No. 000-54671) filed on October 24, 2014)

10.15	Fifth Amendment to Master Repurchase Agreement, dated as of October 17, 2016, by and among NSREIT CB Loan, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Form 8-K (No. 000-54671) filed on October 20, 2016)

10.16	Limited Guaranty, made as of July 18, 2012, by NorthStar Real Estate Income Trust, Inc. for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to NorthStar Real Estate Income Trust, Inc.’s Form 8-K (No. 000-54671) filed on July 19, 2012)

10.17	Master Repurchase Agreement, dated as of March 11, 2013, by and among NS Income DB Loan, LLC, as master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Form 8-K (No. 000-54671) filed on March 12, 2013)

10.18**	First Amendment to Master Repurchase Agreement, dated as of October 8, 2013, by and among NS Income DB Loan, LLC, as master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer

10.19**	Second Amendment to Master Repurchase Agreement, dated as of January 6, 2016, by and among NS Income DB Loan, LLC, as master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer

Exhibits	Description

10.20	Limited Guaranty, dated as of March 11, 2013, executed and delivered by NorthStar Real Estate Income Trust, Inc. and NorthStar Real Estate Income Trust Operating Partnership, LP to Deutsche Bank AG, Cayman Islands Branch. (incorporated by reference to Exhibit 10.2 to NorthStar Real Estate Income Trust, Inc.’s Form 8-K (No. 000-54671) filed on March 12, 2013)

10.21	Master Repurchase Agreement, dated October 15, 2013, between CB Loan NT-II, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income II, Inc.’s Form 8-K (No. 333-185640) filed on October 16, 2013)

10.22**	First Amendment to the Master Repurchase Agreement, dated as of June 30, 2014, by and among CB Loan NT-II, LLC and Citibank, N.A., to the Master Repurchase Agreement, between CB Loan NT-II, LLC and Citibank, N.A.

10.23	Second Amendment to the Master Repurchase Agreement, dated as of October 14, 2016, by and among CB Loan NT-II, LLC and Citibank, N.A., to the Master Repurchase Agreement, between CB Loan NT-II, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.28 to NorthStar Real Estate Income II, Inc.’s Post-Effective Amendment (No. 333-185640) filed on October 17, 2016)

10.24	Limited Guaranty, made as of October 15, 2013, by NorthStar Real Estate Income II, Inc. for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to NorthStar Real Estate Income II, Inc.’s Form 8-K (No. 333-185640) filed on October 16, 2013)

10.25	Master Repurchase and Securities Contract Agreement, dated June 5, 2015, by and between MS Loan NT-II, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income II, Inc.’s Form 8-K (No. 000-55189) filed on June 11, 2015)

10.26	First Omnibus Amendment dated as of July 14, 2016 among Morgan Stanley Bank, N.A., MS Loan NT-II, LLC and Credit RE Operating Company, LLC to the Master Repurchase and Securities Contract. (incorporated by reference to Exhibit 10.26 to NorthStar Real Estate Income II, Inc.’s Post-Effective Amendment (No. 333-185640) filed on July 15, 2016)

10.27	Guaranty Agreement, made as of June 5, 2015, by NorthStar Real Estate Income II, Inc. and NorthStar Real Estate Income Operating Partnership II, LP, for the benefit of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to NorthStar Real Estate Income II, Inc.’s Form 8-K (No. 000-55189) filed on June 11, 2015)

10.28	Master Repurchase Agreement, dated July 2, 2014, by and between DB Loan NT-II, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income II, Inc.’s Form 8-K (No. 000-55189) filed on July 9, 2014)

10.29**	First Amendment to the Master Repurchase Agreement, dated as of January 6, 2016, by and between DB Loan NT-II LLC, and Deutsche Bank AG, Cayman Islands Branch and acknowledged and agreed to by Credit RE Operating Company, LLC, and DB Loan Member NT-II, LLC

10.30	Limited Guaranty, made as of July 2, 2014, by NorthStar Real Estate Income II, Inc. and NorthStar Real Estate Income Operating Partnership II, LP, for the benefit of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to NorthStar Real Estate Income II, Inc.’s Form 8-K (No. 000-55189) filed on July 9, 2014)

21.1**	List of Subsidiaries of Colony NorthStar Credit Real Estate, Inc.

23.1**	Consent of Ernst & Young, LLP

Exhibits	Description

23.2**	Consent of Ernst & Young, LLP to CLNS Investment Entities

23.3**	Consent of Grant Thornton LLP to NorthStar Real Estate Income Trust, Inc.

23.4**	Consent of Grant Thornton LLP to NorthStar Real Estate Income II, Inc.

31.1**	Certification by the Chief Executive Officer and President pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer and Treasurer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer and President pursuant to pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer and Treasurer pursuant to pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	Audited consolidated financial statements of NorthStar Real Estate Income Trust, Inc. as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015

99.2**	Audited consolidated financial statements of NorthStar Real Estate Income II, Inc. for and as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015

99.3**	Unaudited pro forma condensed combined financial statements of Colony NorthStar Credit Real Estate, Inc. as of December 31, 2017 and for the year ended December 31, 2017

**	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony NorthStar Credit Real Estate, Inc.

Date: March 23, 2018	/s/ Kevin P. Traenkle
Kevin P. Traenkle
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Kevin P. Traenkle	Chief Executive Officer and President and Director	March 23, 2018
Kevin P. Traenkle	(Principal Executive Officer)

/s/ Sujan S. Patel	Chief Financial Officer	March 23, 2018
Sujan S. Patel	(Principal Financial Officer)

/s/ Neale W. Redington	Chief Accounting Officer	March 23, 2018
Neale W. Redington	(Principal Accounting Officer)

/s/ Richard B. Saltzman	Chairman of the Board of Directors	March 23, 2018
Richard B. Saltzman

/s/ Darren J. Tangen	Director	March 23, 2018
Darren J. Tangen

/s/ Catherine D. Rice	Director	March 23, 2018
Catherine D. Rice

/s/ Vernon B. Schwartz	Director	March 23, 2018
Vernon B. Schwartz

/s/ John E. Westerfield	Director	March 23, 2018
John E. Westerfield

/s/ Winston W. Wilson	Director	March 23, 2018
Winston W. Wilson