Form 10-Q
period 2018-03-31
Colony NorthStar Credit Real Estate, Inc.
filed 2018-05-15
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38377

COLONY NORTHSTAR CREDIT REAL ESTATE, INC. (Exact Name of Registrant as Specified in Its Charter)

Maryland	38-4046290
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
515 S. Flower Street, 44th Floor
Los Angeles, CA 90071
(Address of Principal Executive Offices, Including Zip Code)

(310) 282-8820
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of May 11, 2018, Colony NorthStar Credit Real Estate, Inc. had 83,487,352 shares of Class A common stock outstanding. As of May 11, 2018, Colony NorthStar Credit Real Estate, Inc. had 44,399,444 shares of Class B-3 common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q of Colony NorthStar Credit Real Estate, Inc., a Maryland corporation (the “Company”), includes the financial statements and other financial information of (i) the Company and (ii) the Company’s accounting predecessor, which are investment entities in which Colony Capital Operating Company, LLC (“CLNS OP”) or its subsidiaries owned interests ranging from approximately 38% to 100% and that were contributed to the Company on January 31, 2018 in connection with the closing of the Combination (as defined below) and certain intercompany balances between those entities and CLNS OP or its subsidiaries (the “CLNS Investment Entities”).
On January 31, 2018, the Company completed the transactions contemplated by that certain Master Combination Agreement, dated as of August 25, 2017, as amended and restated on November 20, 2017 (the “Combination Agreement”), by and among (i) the Company, (ii) Credit RE Operating Company, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“the OP”), (iii) CLNS OP, a Delaware limited liability company and the operating company of Colony NorthStar, Inc. (“Colony NorthStar”), a Maryland corporation, (iv) NRF RED REIT Corp., a Maryland corporation and indirect subsidiary of CLNS OP (“RED REIT”), (v) NorthStar Real Estate Income Trust, Inc., a Maryland corporation (“NorthStar I”), (vi) NorthStar Real Estate Income Trust Operating Partnership, LP, a Delaware limited partnership and the operating partnership of NorthStar I (“NorthStar I OP”), (vii) NorthStar Real Estate Income II, Inc., a Maryland corporation (“NorthStar II”), and (viii) NorthStar Real Estate Income Operating Partnership II, LP, a Delaware limited partnership and the operating partnership of NorthStar II (“NorthStar II OP”).
Pursuant to the Combination Agreement, (i) CLNS OP contributed and conveyed to the Company a select portfolio of assets and liabilities (the “CLNS Contributed Portfolio”) of CLNS OP (the “CLNS OP Contribution”), (ii) RED REIT contributed and conveyed to the OP a select portfolio of assets and liabilities of RED REIT (the “RED REIT Contribution” and, together with the CLNS OP Contribution, the “CLNS Contributions”), (iii) NorthStar I merged with and into the Company, with the Company surviving the merger (the “NorthStar I Merger”), (iv) NorthStar II merged with and into the Company, with the Company surviving the merger (the “NorthStar II Merger” and, together with the NorthStar I Merger, the “Mergers”), and (v) immediately following the Mergers, the Company contributed and conveyed to the OP the CLNS Contributed Portfolio and the equity interests of each of NorthStar I OP and NorthStar II OP then-owned by the Company in exchange for units of membership interest in the OP (the “Company Contribution” and, collectively with the Mergers and the CLNS Contributions, the “Combination”). To satisfy the condition to completion of the Combination that the Company’s Class A common stock, par value $0.01 per share, be approved for listing on a national securities exchange in connection with either an initial public offering or a listing, the Company’s Class A common stock was approved for listing by the New York Stock Exchange and began trading under the ticker “CLNC” on February 1, 2018.
The CLNS Contributions were accounted for as a reorganization of entities under common control, since both the Company and CLNS Investment Entities were under common control of Colony NorthStar at the time the contributions were made. Accordingly, the Company’s financial statements for prior periods were recast to reflect the consolidation of the CLNS Investment Entities as if the contribution had occurred on the date of the earliest period presented.

As used throughout this document, the terms the “Company”, “we”, “our” and “us” mean:

•	Colony NorthStar Credit Real Estate, Inc. and the consolidated CLNS Investment Entities for periods on or prior to the closing of the Combination on January 31, 2018; and

•	The combined operations of Colony NorthStar Credit Real Estate, Inc., NorthStar I and NorthStar II beginning February 1, 2018, following the closing of the Combination.
Accordingly, comparisons of the period to period financial information of the Company as set forth herein may not be meaningful because the CLNS Investment Entities represents only a portion of the assets and liabilities Colony NorthStar Credit Real Estate, Inc. acquired in the Combination and does not reflect any potential benefits that may result from realization of future cost savings from operating efficiencies, or other incremental synergies expected to result from the Combination.
In addition to the financial statements contained herein, you should read and consider the audited financial statements and accompanying notes thereto of the Company and the CLNS Investment Entities for the year ended December 31, 2017 included in our Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2018 and the audited financial statements and accompanying notes of NorthStar I and NorthStar II for the year ended December 31, 2017 included as Exhibits 99.1 and 99.2, respectively, to our Form 10-K filed with the SEC on March 23, 2018.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
FORM 10-Q

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and contingencies, many of which are beyond our control, and may cause actual results to differ significantly from those expressed in any forward-looking statement. Among others, the following uncertainties and other factors could cause actual results to differ from those set forth in the forward-looking statements:

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
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
We caution investors not to unduly rely on any forward-looking statements. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company is under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q, nor to conform prior statements to actual results or revised expectations, and the Company does not intend to do so.

PART I. Financial Information
Item 1.    Financial Statements
COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$334,952	$25,204
Restricted cash	117,443	41,901
Loans held for investment, net	1,816,218	1,300,784
Real estate securities, available for sale, at fair value	176,194	—
Real estate, net	1,495,096	219,740
Investments in unconsolidated ventures ($257,495 and $24,417 at fair value, respectively)	756,468	203,720
Receivables, net	60,999	35,512
Deferred leasing costs and intangible assets, net	113,239	11,014
Other assets	56,998	1,527
Mortgage loans held in securitization trusts, at fair value	3,193,298	—
Total assets	$8,120,905	$1,839,402
Liabilities
Securitization bonds payable, net	$172,113	$108,679
Mortgage and other notes payable, net	924,018	280,982
Credit facilities	602,277	—
Due to related party (Note 11)	12,649	—
Accrued and other liabilities	49,896	5,175
Intangible liabilities, net	19,637	36
Escrow deposits payable	67,757	36,960
Dividends payable	18,994	—
Mortgage obligations issued by securitization trusts, at fair value	3,051,315	—
Total liabilities	4,918,656	431,832
Commitments and contingencies (Note 10)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share
Class A, 905,000,000 shares authorized, 83,487,352 and 100 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	835	—
Class B-3, 45,000,000 shares authorized, 44,399,444 and no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	444	—
Additional paid-in capital	2,894,492	821,031
Retained earnings	136,446	258,777
Accumulated other comprehensive income (loss)	(1,848)	—
Total stockholders’ equity	3,030,369	1,079,808
Noncontrolling interests in investment entities	98,311	327,762
Noncontrolling interests in the Operating Partnership	73,569	—
Total equity	3,202,249	1,407,570
Total liabilities and equity	$8,120,905	$1,839,402

The accompanying notes are an integral part of these consolidated financial statements.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
The following table presents assets and liabilities of securitization trusts and certain real estate properties that have non-controlling interests as variable interest entities for which the Company is determined to be the primary beneficiary.

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$45,309	$1,320
Restricted cash	29,281	24,928
Loans held for investment, net	459,882	379,305
Real estate, net	734,815	8,073
Receivables, net	48,869	11,994
Deferred leasing costs and intangible assets, net	69,709	—
Other assets	3,197	38
Mortgage loans held in securitization trusts, at fair value	3,193,298	—
Total assets	$4,584,360	$425,658
Liabilities
Securitization bonds payable, net	$91,320	$108,679
Mortgage and other notes payable, net	433,054	—
Accrued and other liabilities	29,410	3,764
Intangible liabilities, net	15,562	—
Escrow deposits payable	19,260	24,928
Mortgage obligations issued by securitization trusts, at fair value	3,051,315	—
Total liabilities	$3,639,921	$137,371

The accompanying notes are an integral part of these consolidated financial statements.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net interest income
Interest income	$36,139	$35,151
Interest expense on loans held for investment	(7,415)	(6,104)
Interest income on mortgage loans held in securitization trusts	25,865	—
Interest expense on mortgage obligations issued by securitization trusts	(24,278)	—
Net interest income	30,311	29,047

Property and other income
Property operating income	28,545	5,139
Other income	517	161
Total property and other income	29,062	5,300

Expenses
Management fee expense	8,000	—
Property operating expense	11,719	1,611
Transaction, investment and servicing expense	30,941	701
Interest expense on real estate	6,393	976
Depreciation and amortization	18,792	2,285
Administrative expense (including $285 and $0 of equity-based compensation expense, respectively)	3,228	3,012
Total expenses	79,073	8,585

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	497	—
Other gain on investments, net	465	—
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(18,738)	25,762
Equity in earnings of unconsolidated ventures	15,788	6,038
Income tax benefit	549	223
Net income (loss)	(2,401)	32,023
Net (income) loss attributable to noncontrolling interests:
Investment entities	(2,370)	(9,137)
Operating Partnership	57	—
Net income (loss) attributable to Colony NorthStar Credit Real Estate, Inc. common stockholders	$(4,714)	$22,886

Net income (loss) per common share - basic and diluted (Note 17)	$(0.05)	$0.47

Weighted average shares of common stock outstanding, basic and diluted (Note 17)	98,662	44,399

Dividends declared per share of common stock	$0.29	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(2,401)	$32,023
Other comprehensive income (loss)
Unrealized loss on real estate securities, available for sale	(1,848)	—
Total other comprehensive loss	(1,848)	—
Comprehensive income (loss)	(4,249)	32,023
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	(2,370)	(9,137)
Operating partnership	57	—
Comprehensive income (loss) attributable to common stockholders	$(6,562)	$22,886

The accompanying notes are an integral part of these consolidated financial statements.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling interests in The OP	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	—	$—	—	$—	$714,443	$170,273	$—	$884,716	$350,848	$—	$1,235,564
Contributions	—	—	—	—	354,219	—	—	354,219	14,537	—	368,756
Distributions	—	—	—	—	(17,276)	—	—	(17,276)	(16,333)	—	(33,609)
Net income (loss)	—	—	—	—	—	22,886	—	22,886	9,137	—	32,023
Balance as of March 31, 2017 (Unaudited)	—	$—	—	$—	$1,051,386	$193,159	$—	$1,244,545	$358,189	$—	$1,602,734

Balance as of December 31, 2017	—	$—	—	$—	$821,031	$258,777	$—	$1,079,808	$327,762	$—	$1,407,570
Distributions	—	—	—	—	—	—	—	—	(1,003)	—	(1,003)
Adjustments related to the Combination	82,484	825	44,399	444	2,073,186	(79,774)	—	1,994,681	(230,818)	73,626	1,837,489
Issuance and amortization of equity-based compensation	1,004	10	—	—	275	—	—	285	—	—	285
Other comprehensive income (loss)	—	—	—	—	—	—	(1,848)	(1,848)	—	—	(1,848)
Common stock dividends declared	—	—	—	—	—	(37,843)	—	(37,843)	—	—	(37,843)
Net income (loss)	—	—	—	—	—	(4,714)	—	(4,714)	2,370	(57)	(2,401)
Balance as of March 31, 2018 (Unaudited)	83,488	$835	44,399	$444	$2,894,492	$136,446	$(1,848)	$3,030,369	$98,311	$73,569	$3,202,249

The accompanying notes are an integral part of these consolidated financial statements.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(2,401)	$32,023
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of unconsolidated ventures	(15,788)	(6,038)
Depreciation and amortization	18,792	2,285
Straight-line rental income	(1,373)	(60)
Amortization of above/below market lease values, net	104	67
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(1,772)	(1,486)
Amortization of deferred financing costs	384	828
Interest accretion on investments	(530)	(1,878)
Distributions of cumulative earnings from unconsolidated ventures	13,687	1,829
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(497)	—
Amortization of equity-based compensation	285	—
Mortgage notes above/below market value amortization	(173)	—
Deferred income tax (benefit) expense	(88)	—
Changes in assets and liabilities:
Restricted cash	(882)	469
Receivables, net	16,572	—
Deferred costs and other assets	(13,883)	2,923
Due to related party	3,340	—
Other liabilities	1,499	208
Net cash provided by operating activities	17,276	31,170
Cash flows from investing activities:
Origination and funding of loans held for investment, net	(5,059)	(52,989)
Repayment on loans held for investment	115,724	74,371
Cash received in the Combination	225,169	6,509
Proceeds from sale of real estate	—	8,916
Improvements of real estate	(2,735)	—
Investments in unconsolidated ventures	(1,730)	(4,129)
Distributions in excess of cumulative earnings from unconsolidated ventures	21,739	5,751
Acquisition of real estate securities, available for sale	(11,762)	—
Change in restricted cash	(1,343)	(142)
Net cash provided by investing activities	340,003	38,287
Cash flows from financing activities:
Distributions paid on common stock	(18,849)	—
Borrowings from mortgage notes	41,823	18,043
Repayment of mortgage notes	(762)	(64,048)
Borrowings from credit facilities	25,149	—
Repayment of credit facilities	(71,740)	—
Repayment of securitization bonds	(17,474)	—
Payment of deferred financing costs	(4,675)	—
Contributions	—	35,956
Distributions	(1,003)	(33,609)
Net cash used in financing activities	(47,531)	(43,658)
Net increase in cash and cash equivalents	309,748	25,799
Cash and cash equivalents - beginning of period	25,204	13,982
Cash and cash equivalents - end of period	$334,952	$39,781
The accompanying notes are an integral part of these consolidated financial statements.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired in Combination (refer to Note 3)	$6,916,046	$—
Liabilities assumed in Combination (refer to Note 3)	4,812,353	—
Noncontrolling interests assumed in Combination (refer to Note 3)	82,320	—
Common stock issued for acquisition of NorthStar I and NorthStar II (refer to Note 3)	2,021,373	—
Deconsolidation of certain CLNS Contributed Portfolio investments (refer to Note 2)	313,133	—
Secured Financing (refer to Note 4)	50,314	—
Other Payables to Manager adjustment (refer to Note 11)	2,934	—
Noncontrolling interests in the OP	73,626	—
Consolidation of securitization trust (VIE asset / liability)	134,398	—
Escrow deposits payable related to loans held for investment	3,856	—
Accrual of distribution payable	18,994	—
Non-cash distributions related to unconsolidated ventures	—	933
Loans held for investment payoff due from servicer	21,189	37,335
Foreclosure of loans held for investment	—	8,789
Assets acquired through the CLNS Merger (refer to Note 2)	—	485,891
Liabilities assumed through the CLNS Merger (refer to Note 2)	—	161,533

The accompanying notes are an integral part of these consolidated financial statements.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
Colony NorthStar Credit Real Estate, Inc. (the “Company”) is a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE senior mortgage loans, mezzanine loans, preferred equity, debt securities and net leased properties predominantly in the United States. CRE debt investments include senior mortgage loans, mezzanine loans, preferred equity, and participations in such loans and preferred equity interests. CRE debt securities primarily consist of commercial mortgage-backed securities (“CMBS”) (including “B-pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (collateralized by pools of CRE debt investments). Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes.
The Company was organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony NorthStar, Inc., (“Colony NorthStar”), a publicly traded REIT listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CLNS,” made an initial capital contribution of $1,000 to the Company. On January 31, 2018, the Company completed the transactions contemplated by that certain Master Combination Agreement, dated as of August 25, 2017, as amended and restated on November 20, 2017 (the “Combination Agreement,” as further discussed below). The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with its taxable year ending December 31, 2018. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Credit RE Operating Company, LLC (the “Operating Partnership” or “OP”). At March 31, 2018, the Company owned 97.6% of the OP, as its sole managing member. The remaining 2.4% is owned primarily by an affiliate of the Company as noncontrolling interests.
The Company is externally managed and has no employees. The Company is managed by CLNC Manager, LLC (the “Manager”), a Delaware limited liability company and a wholly-owned and indirect subsidiary of Colony Capital Operating Company, LLC (“CLNS OP”), a Delaware limited liability company and the operating company of Colony NorthStar. Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies.
The Combination
Pursuant to the Combination Agreement, (i) CLNS OP contributed and conveyed to the Company a select portfolio of assets and liabilities (the “CLNS OP Contributed Portfolio”) of CLNS OP (the “CLNS OP Contribution”), (ii) NRF RED REIT Corp., a Maryland corporation and indirect subsidiary of CLNS OP (“RED REIT”) contributed and conveyed to the OP a select portfolio of assets and liabilities (the “RED REIT Contributed Portfolio” and, together with the CLNS OP Contributed Portfolio, the “CLNS Contributed Portfolio”) of RED REIT (the “RED REIT Contribution” and, together with the CLNS OP Contribution, the “CLNS Contributions”), (iii) NorthStar Real Estate Income Trust, Inc. (“NorthStar I”), a publicly registered non-traded REIT sponsored and managed by a subsidiary of Colony NorthStar, merged with and into the Company, with the Company surviving the merger (the “NorthStar I Merger”), (iii) NorthStar Real Estate Income II, Inc. (“NorthStar II”), a publicly registered non-traded REIT sponsored and managed by a subsidiary of Colony NorthStar, merged with and into the Company, with the Company surviving the merger (the “NorthStar II Merger” and, together with the NorthStar I Merger, the “Mergers”), and (v) immediately following the Mergers, the Company contributed and conveyed to the OP the CLNS OP Contributed Portfolio and the equity interests of each of NorthStar Real Estate Income Trust Operating Partnership, LP, a Delaware limited partnership and the operating partnership of NorthStar I, and NorthStar Real Estate Income Operating Partnership II, LP, a Delaware limited partnership and the operating partnership of NorthStar II, then-owned by the Company in exchange for units of membership interest in the OP (the “Company Contribution” and, collectively with the Mergers and the CLNS Contributions, the “Combination”).
On January 18, 2018, the Combination was approved by the stockholders of NorthStar I and NorthStar II. The Combination closed on January 31, 2018 (the “Closing Date”) and the Company’s Class A common stock began trading on the NYSE on February 1, 2018 under the symbol “CLNC.”
The Combination is accounted for under the acquisition method for business combinations pursuant to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, with the Company as the accounting acquirer.
Details of the Combination are described more fully in Note 3, “Business Combinations” and the accounting treatment thereof in Note 2, “Summary of Significant Accounting Policies.”

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the CLNS Investment Entities, NorthStar I and NorthStar II and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
The consolidated financial statements include the results of operations of Colony NorthStar Credit Real Estate, Inc. and the consolidated CLNS Investment Entities for periods on or prior to the closing of the Combination on January 31, 2018 and the combined operations of Colony NorthStar Credit Real Estate, Inc., NorthStar I and NorthStar II beginning February 1, 2018, following the closing of the Combination.

The assets and liabilities contributed by CLNS to the Company consisted of its ownership interests in certain investment entities (the “CLNS Investment Entities”), ranging from 38% to 100%. The remaining interests in the CLNS Investment Entities are owned by investment vehicles sponsored by Colony NorthStar or third parties and were not contributed to the Company.

The CLNS Contributions were accounted for as a reorganization of entities under common control, since both the Company and CLNS Investment Entities were under common control of Colony NorthStar at the time the contributions were made. Accordingly, the contributed assets and liabilities were recorded at carryover basis and the Company’s financial statements for prior periods were recast to reflect the consolidation of the CLNS Investment Entities as if the contribution had occurred on the date of the earliest period presented. The assets, liabilities and noncontrolling interests of the CLNS Investment Entities in the consolidated financial statements for periods prior to the Combination were carved out of the books and records of Colony NorthStar at their historical carrying amounts. Accordingly, the historical consolidation financial statements were prepared giving consideration to the rules and regulations of the Securities and Exchange Commission (“SEC”) and related guidance provided by the SEC Staff with respect to carve-out financial statements and reflect allocations of certain corporate costs from Colony NorthStar. These charges were based on either specifically identifiable costs incurred on behalf of the CLNS Investment Entities or an allocation of costs estimated to be applicable to the CLNS Investment Entities, primarily based on the relative assets under management of the CLNS Investment Entities to Colony NorthStar’s total assets under management. Such costs do not necessarily reflect what the actual costs would have been if the Company had been operating as a separate stand-alone public entity for periods prior to the Combination.

Following the Combination, the Company reconsidered whether it was the primary beneficiary of certain variable interest entities (“VIEs”), which resulted in the deconsolidation of certain CLNS Investment Entities and the consolidation of certain securitization trusts in which NorthStar I or NorthStar II held an interest, as more fully described below. Accordingly, comparisons of financial information for periods prior the Combination with subsequent periods may not be meaningful.
The Combination
The Combination is accounted for under the acquisition method for business combinations pursuant to ASC Topic 805, Business Combinations. In the Combination, the Company was considered to be the accounting acquirer so all of its assets and liabilities immediately prior to the closing of the Combination are reflected at their historical carrying values. The consideration transferred by the Company established a new accounting basis for the assets acquired, liabilities assumed and noncontrolling interests of NorthStar I and NorthStar II, which were measured at their respective fair values on the Closing Date of the Combination.
Formation of Colony NorthStar
Colony NorthStar was formed through a tri-party merger (the “CLNS Merger”) among Colony Capital, Inc. (“Colony Capital”), NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (“NRF”), which closed on January 10, 2017 (the “CLNS Merger Closing Date”). Colony Capital was determined to be the accounting acquirer in the CLNS Merger. Accordingly, the combined financial information of the CLNS Investment Entities included herein as of any date or for any periods on or prior to the CLNS Merger Closing Date represent the CLNS Investment Entities from Colony Capital. On the CLNS Merger Closing

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Date, the CLNS Investment Entities were reflected by Colony NorthStar at their pre-CLNS Merger carrying values, while the CLNS Investment Entities from NRF were reflected by Colony NorthStar at their CLNS Merger fair values. The results of operations of the CLNS Investment Entities from NRF are included in these pre-Combination financial statements effective from January 11, 2017.
Principles of Consolidation
The accompanying combined financial statements include the accounts of the Company and their controlled subsidiaries and consolidated VIEs. The portions of the equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements.
The Company consolidates entities in which they have a controlling financial interest by first considering if an entity meets the definition of a VIE for which the Company is deemed to be the primary beneficiary, or if the Company has the power to control an entity through a majority of voting interest or through other arrangements.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether each investment or financing is a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
As of March 31, 2018, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The Company's operating subsidiary, the OP, is a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. The Company holds the majority of membership interest in the OP, is the managing member of the OP and exercises full responsibility, discretion and control over the day-to-day management of the OP. The noncontrolling interests in the OP do not have substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest members (including by such a member unilaterally). The absence of such rights, which represent voting rights in a limited partnership equivalent structure, would render the OP to be a VIE. The Company, as managing member, has the power to direct the core activities of the OP that most significantly affect OP's performance, and through its majority interest in the OP, has both the right to receive benefits from and the obligation to absorb losses of OP. Accordingly, the Company is the primary beneficiary of the OP and consolidates the OP. As the Company conducts

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

its business and holds its assets and liabilities through the OP, the total assets and liabilities of the OP represent substantially all of the total consolidated assets and liabilities of the Company.
Other consolidated VIEs include the Investing VIEs (as discussed below) and certain properties that have noncontrolling interests. These noncontrolling interests do not have substantive kick-out or participating rights.
Investing VIEs
The Company’s investments in securitization financing entities (“Investing VIEs”) include subordinate first-loss tranches of securitization trusts, which represent interests in such VIEs. Investing VIEs are structured as pass through entities that receive principal and interest payments from the underlying debt collateral assets and distribute those payments to the securitization trust’s certificate holders, including the most subordinate tranches of the securitization trust. Generally, a securitization trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint and remove the special servicer for the trust, and as such may qualify as the primary beneficiary of the trust.
If it is determined that the Company is the primary beneficiary of an Investing VIE as a result of acquiring the subordinate first-loss tranches of the securitization trust, the Company would consolidate the assets, liabilities, income and expenses of the entire Investing VIE. The assets held by an Investing VIE are restricted and can only be used to fulfill its own obligations. The obligations of an Investing VIE have neither any recourse to the general credit of the Company as the consolidator of an Investing VIE, nor to any of the Company’s other consolidated entities.
As of March 31, 2018, the Company held subordinate tranches of securitization trusts in three Investing VIEs for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trusts. The Company’s subordinate tranches of the securitization trusts, which represent the retained interest and related interest income, are eliminated in consolidation. In accordance with the Financial Accounting Standards Board (“FASB”) ASC 810, Consolidation, all of the assets, liabilities (obligations to the certificate holders of the securitization trusts, less the Company’s retained interest from the subordinate tranches of the securitization trusts), income and expense of the Investing VIEs are presented in the consolidated financial statements of the Company. As a result, although the Company legally owns the subordinate tranches of the securitization trusts only, U.S. GAAP requires the Company to present the assets, liabilities, income and expenses of the entire securitization trust on its consolidated financial statements. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trusts. Refer to Note 7, “Real Estate Securities, Available for Sale” for further discussion.
The Company elected the fair value option for the initial recognition of the assets and liabilities of its consolidated Investing VIEs. Interest income and interest expense associated with the Investing VIEs will be recorded separately on the consolidated statements of operations. The Company will separately present the assets and liabilities of its consolidated Investing VIEs as “Mortgage loans held in securitization trusts, at fair value” and “Mortgage obligations issued by securitization trusts, at fair value,” respectively, on its consolidated balance sheets. Refer to Note 15, “Fair Value” for further discussion.
The Company has adopted guidance issued by the FASB, allowing the Company to measure both the financial assets and liabilities of a qualifying collateralized financing entity (“CFE”), such as its Investing VIEs, using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. A CFE is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. As the liabilities of the Company’s Investing VIEs are marketable securities with observable trade data, their fair value is more observable and is referenced to determine the fair value for assets of its Investing VIEs. Refer to Note 15, “Fair Value” for further discussion.
Unconsolidated VIEs
As of March 31, 2018, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of March 31, 2018 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$176,194	$176,194
Investments in unconsolidated ventures	379,018	379,018
Loans held for investment, net	340,448	342,600
Total assets	$895,660	$897,812
Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of March 31, 2018. The Company did not provide financial support to the unconsolidated VIEs during the three months ended March 31, 2018. As of March 31, 2018, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs.
Deconsolidation of the CLNS Investment Entities
Certain CLNS Investment Entities were joint ventures between Colony NorthStar and private funds or other investment vehicles managed by Colony NorthStar (the “Co-Investment Funds”). Colony NorthStar consolidated such CLNS Investment Entities as it was deemed to have a controlling financial interest in these CLNS Investment Entities. After assuming Colony NorthStar’s ownership interests in these CLNS Investment Entities and upon the merger with NorthStar I and NorthStar II, the Company does not have a controlling financial interest in these CLNS Investment Entities. The Company does not have the ability to direct key decisions made by the directors of these entities nor is it the primary beneficiary of these entities as Colony NorthStar continues to be the investment manager of the Co-Investment Funds and the directors and officers of these entities continue to be employees of Colony NorthStar. The Company itself is managed by a subsidiary of Colony NorthStar and does not have any employees of its own. Therefore, upon closing of the Combination, the Company deconsolidated the CLNS Investment Entities that are joint ventures with Co-Investment Funds.
The deconsolidation of these CLNS Investment Entities did not result in any gain or loss to the Company. The following table presents the deconsolidation of the assets and liabilities of certain of the CLNS Investment Entities, and accounting for the Company’s interests in these CLNS Investment Entities as equity method investments as of the Closing Date (dollars in thousands):

As of the Closing Date
Assets
Cash and cash equivalents	$(11,408)
Restricted cash	(14,704)
Loans held for investment, net	(553,678)
Investments in unconsolidated ventures	127,062
Receivables, net	(4,344)
Other assets	(114)
Total assets	$(457,186)
Liabilities
Mortgage and other notes payable, net	$(128,709)
Accrued and other liabilities	(640)
Escrow deposits payable	(14,704)
Total liabilities	(144,053)

Stockholders’ equity	(313,133)
Total liabilities and equity	$(457,186)
Voting Interest Entities
Unlike VIEs, voting interest entities have sufficient equity to finance their activities and equity investors exhibit the characteristics of a controlling financial interest through their voting rights. The Company consolidates such entities when it has the power to control these entities through ownership of a majority of the entities’ voting interests or through other arrangements.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At each reporting period, the Company reassesses whether changes in facts and circumstances cause a change in the status of an entity as a VIE or voting interest entity, and/or a change in the Company’s consolidation assessment. Changes in consolidation status are applied prospectively. An entity may be consolidated as a result of this reassessment, in which case, the assets, liabilities and noncontrolling interest in the entity are recorded at fair value upon initial consolidation. Any existing equity interest held by the Company in the entity prior to the Company obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon initial consolidation. However, if the consolidation represents an asset acquisition of a voting interest entity, the Company's existing interest in the acquired assets, if any, is not remeasured to fair value but continues to be carried at historical cost. The Company may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of any interests retained.
Noncontrolling Interests
Noncontrolling Interests in Investment Entities - This represents interests in consolidated investment entities held by third party joint venture partners and prior to the closing of the Combination, such interests held by private funds managed by Colony NorthStar. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity, or based upon contractual arrangements that may provide for disproportionate allocation of economic returns among equity interests, including using a hypothetical liquidation at book value basis, where applicable and substantive.
Noncontrolling Interests in the Operating Partnership - This represents membership interests in the OP held by RED REIT. Noncontrolling interests in the OP are allocated a share of net income or loss in the OP based on their weighted average ownership interest in the OP during the period. Noncontrolling interests in the OP have the right to require the OP to redeem part or all of the membership units in the OP for cash based on the market value of an equivalent number of shares of class A common stock at the time of redemption, or at the Company's election as managing member of the OP, through the issuance of shares of class A common stock on a one-for-one basis. Refer to Note 3, “Business Combinations,” for further discussion of OP membership units. At the end of each reporting period, noncontrolling interests in the OP is adjusted to reflect their ownership percentage in the OP at the end of the period, through a reallocation between controlling and noncontrolling interests in the OP, as applicable.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (“OCI”). The only component of OCI is unrealized gain (loss) on CRE debt securities available for sale for which the fair value option was not elected.
Fair Value Measurement
Fair value is based on an exit price, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Where appropriate, the Company makes adjustments to estimated fair values to appropriately reflect counterparty credit risk as well as the Company’s own credit-worthiness.
The estimated fair value of financial assets and financial liabilities are categorized into a three-tier hierarchy, prioritized based on the level of transparency in inputs used in the valuation techniques, as follows:
Level 1-Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2-Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in non-active markets, or valuation techniques utilizing inputs that are derived principally from or corroborated by observable data directly or indirectly for substantially the full term of the financial instrument.
Level 3-At least one assumption or input is unobservable and it is significant to the fair value measurement, requiring significant management judgment or estimate.
Where the inputs used to measure the fair value of a financial instrument fall into different levels of the fair value hierarchy, the financial instrument is categorized within the hierarchy based on the lowest level of input that is significant to its fair value measurement.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Option
The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. Gains and losses on items for which the fair value option has been elected are reported in earnings. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is irrevocable unless a new election event occurs.
The Company has elected the fair value option for PE Investments. The Company has also elected the fair value option to account for the eligible financial assets and liabilities of its consolidated Investing VIEs in order to mitigate potential accounting mismatches between the carrying value of the instruments and the related assets and liabilities to be consolidated. The Company has adopted guidance issued by the FASB allowing the Company to measure both the financial assets and liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable.
Business Combinations
The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If not, for an acquisition to be considered a business, it would have to include an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., there is a continuation of revenue before and after the transaction). A substantive process is not ancillary or minor, cannot be replaced without significant cost, effort or delay or is otherwise considered unique or scarce. To qualify as a business without outputs, the acquired assets would require an organized workforce with the necessary skills, knowledge and experience that performs a substantive process.
Net cash paid to acquire a business or assets is classified as investing activities on the accompanying statements of cash flows.
The Company accounts for business combinations by applying the acquisition method. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.
For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the carrying amount of the assets acquired. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired.
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at March 31, 2018 or December 31, 2017. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
Restricted Cash
Restricted cash consists primarily of borrower escrow deposits, tenant escrow deposits and real estate capital expenditure reserves.
Loans Held for Investment
The Company originates and purchases loans held for investment. The accounting framework for loans held for investment depends on the Company’s strategy whether to hold or sell the loan, whether the loan was credit-impaired at time of acquisition, or if the lending arrangement is an acquisition, development and construction loan.
Loans Held for Investment (other than Purchased Credit-Impaired Loans)
Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held for investment. Originated loans are recorded at amortized cost, or outstanding unpaid principal balance plus exit fees less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

incurred by the Company. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans are expensed as incurred.
Interest Income-Interest income is recognized based upon contractual interest rate and unpaid principal balance of the loans. Net deferred loan fees on originated loans are deferred and amortized as adjustments to interest income over the expected life of the loans using the effective yield method. Premium or discount on purchased loans are amortized as adjustments to interest income over the expected life of the loans using the effective yield method. For revolving loans, net deferred loan fees, premium or discount are amortized to interest income using the straight-line method. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan are recognized as additional interest income.
Nonaccrual-Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual. Interest receivable is reversed against interest income when loans are placed on nonaccrual status. Interest collection on nonaccruing loans for which ultimate collectability of principal is uncertain is recognized using a cost recovery method by applying interest collected as a reduction to loan principal; otherwise, interest collected is recognized on a cash basis by crediting to income when received. Loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is reasonably assured.
Impairment and Allowance for Loan Losses-On a periodic basis, the Company analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan, where applicable. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan, liquidation value of collateral properties, financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present.
Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms of the loans, including consideration of underlying collateral value. Allowance for loan losses represents the estimated probable credit losses inherent in loans held for investment at balance sheet date. Changes in allowance for loan losses are recorded in the provision for loan losses on the statement of operations. Allowance for loan losses generally exclude interest receivable as accrued interest receivable is reversed when a loan is placed on nonaccrual status. Allowance for loan losses is generally measured as the difference between the carrying value of the loan and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan or an observable market price for the loan. Subsequent changes in impairment are recorded as adjustments to the provision for loan losses. Loans are charged off against allowance for loan losses when all or a portion of the principal amount is determined to be uncollectible. A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral. Impaired collateral-dependent loans are written down to the fair value of the collateral less disposal cost, first through a charge-off against allowance for loan losses, if any, then recorded as impairment loss.
Troubled Debt Restructuring (“TDR”)-A loan with contractual terms modified in a manner that grants concession to the borrower who is experiencing financial difficulty is classified as a TDR. Concessions could include term extensions, payment deferrals, interest rate reductions, principal forgiveness, forbearance, or other actions designed to maximize the Company’s collection on the loan. As a TDR is generally considered to be an impaired loan, it is measured for impairment based on the Company’s allowance for loan losses methodology.
Loans Held for Sale
Loans that the Company intends to sell or liquidate in the foreseeable future are classified as held for sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to allowance for loan losses. Net deferred loan origination fees and loan purchase premiums or discounts are deferred and capitalized as part of the carrying value of the held for sale loan until the loan is sold, therefore included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost.
Purchased Credit-Impaired (“PCI”) Loans
PCI loans are acquired loans with evidence of credit quality deterioration for which it is probable at acquisition that the Company will collect less than the contractually required payments. PCI loans are recorded at the initial investment in the loans and accreted to the estimated cash flows expected to be collected as measured at acquisition date. The excess of cash flows expected to be

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

collected, measured as of acquisition date, over the estimated fair value represents the accretable yield and is recognized in interest income over the remaining life of the loan using the effective interest method. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected (“nonaccretable difference”) is not recognized as an adjustment of yield, loss accrual or valuation allowance.
The Company evaluates estimated future cash flows expected to be collected on a quarterly basis, starting with the first full quarter after acquisition, or earlier if conditions indicating impairment are present. If the cash flows expected to be collected cannot be reasonably estimated, either at acquisition or in subsequent evaluation, the Company may consider placing such PCI loans on nonaccrual, with interest income recognized using the cost recovery method or on a cash basis. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan below its amortized cost, the Company records a provision for loan losses calculated as the difference between the loan’s amortized cost and the revised cash flows, discounted at the loan’s effective yield. Subsequent significant increases in cash flows expected to be collected are first applied to reverse any previously recorded allowance for loan losses, with any remaining increases recognized prospectively through an adjustment to yield over its remaining life.
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
Acquisition, Development and Construction (“ADC”) Loan Arrangements
The Company provides loans to third party developers for the acquisition, development and construction of real estate. Under an ADC arrangement, the Company participates in the expected residual profits of the project through the sale, refinancing or other use of the property. The Company evaluates the characteristics of each ADC arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. ADC arrangements with characteristics implying loan classification are presented as loans held for investment and result in the recognition of interest income. ADC arrangements with characteristics implying real estate joint ventures are presented as investments in unconsolidated joint ventures and are accounted for using the equity method. The classification of each ADC arrangement as either loan receivable or real estate joint venture involves significant judgment and relies on various factors, including market conditions, amount and timing of expected residual profits, credit enhancements in the form of guaranties, estimated fair value of the collateral, and significance of borrower equity in the project, among others. The classification of ADC arrangements is performed at inception, and periodically reassessed when significant changes occur in the circumstances or conditions described above.
Operating Real Estate
Real Estate Acquisitions-Real estate acquired in acquisitions that are deemed to be business combinations is recorded at the fair values of the acquired components at the time of acquisition, allocated among land, buildings, improvements, equipment and lease-related tangible and identifiable intangible assets and liabilities, including foregone leasing costs, in-place lease values and above- or below-market lease values. Real estate acquired in acquisitions that are deemed to be asset acquisitions is recorded at the total value of consideration transferred, including transaction costs, allocated to the acquired components based upon relative fair value. The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information.
Real Estate Held for Investment
Real estate held for investment are carried at cost less accumulated depreciation.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Costs Capitalized or Expensed-Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.
Depreciation-Real estate held for investment, other than land, are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Building (fee interest)	7 to 53 years
Building leasehold interests	Lesser of remaining term of the lease or remaining life of the building
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	6 to 12 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture, fixtures and equipment	7 to 8 years
Impairment-The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates cash flows and determines impairments on an individual property basis. In making this determination, the Company reviews, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. If an impairment indicator exists, the Company evaluates whether the expected future undiscounted cash flows is less than the carrying amount of the asset, and if the Company determines that the carrying value is not recoverable, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset.
Real Estate Held for Sale
Classification as Held for Sale-Real estate is classified as held for sale in the period when (i) management approves a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, subject only to usual and customary terms, (iii) a program is initiated to locate a buyer and actively market the asset for sale at a reasonable price, and (iv) completion of the sale is probable within one year. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal cost, with any write-down to fair value less disposal cost recorded as an impairment loss. For any increase in fair value less disposal cost subsequent to classification as held for sale, the impairment loss may be reversed, but only up to the amount of cumulative loss previously recognized. Depreciation is not recorded on assets classified as held for sale.
If circumstances arise that were previously considered unlikely and, as a result, the Company decides not to sell the real estate asset previously classified as held for sale, the real estate asset is reclassified as held for investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held for sale, adjusted for depreciation expense that would have been recognized had the real estate been continuously classified as held for investment, and (ii) its estimated fair value at the time the Company decides not to sell.
Real Estate Sales-The Company evaluates if real estate sale transactions qualify for recognition under the full accrual method, considering whether, among other criteria, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, any receivable due to the Company is not subject to future subordination, the Company has transferred to the buyer the usual risks and rewards of ownership and the Company does not have a substantial continuing involvement with the sold real estate. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less disposal cost and the carrying value of the real estate.
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are recognized, generally, at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. Deficiencies compared to the carrying value of the loan, after reversing any previously recognized loss provision on the loan, are recorded as impairment loss. The Company periodically evaluates foreclosed properties for subsequent decrease in fair value, which is recorded as additional impairment loss. Fair value of foreclosed properties is generally based on third party appraisals, broker price opinions, comparable sales or a combination thereof.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of March 31, 2018, the Company held subordinate tranches of three securitization trusts, which represent the Company’s retained interest in the securitization trusts, which the Company consolidates under U.S. GAAP. Refer to Note 7, “Real Estate Securities, Available for Sale” for further discussion.
Impairment
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of March 31, 2018, the Company did not have any OTTI recorded on its CRE securities.
Investments in Unconsolidated Ventures
A noncontrolling, unconsolidated ownership interest in an entity may be accounted for using the equity method, cost method or under the fair value option, if elected.
The Company accounts for investments under the equity method of accounting if they have the ability to exercise significant influence over the operating and financial policies of an entity, but do not have a controlling financial interest. The equity method investment is initially recorded at cost and adjusted each period for capital contributions, distributions and the Company’s share of the entity’s net income or loss as well as other comprehensive income or loss. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-pro rata earnings allocation formula or a preferred return to certain investors. For certain equity method investments, the Company records its proportionate share of income on a one to three month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits or those related to capital transactions, such as a financing transactions or sales, are reported as investing activities in the statement of cash flows.
Investments that do not qualify for equity method accounting are accounted for under the cost method. The Company elected the fair value option for certain cost method investments, specifically limited partnership interests in PE Investments. The Company records the change in fair value for their share of the projected future cash flows of such investments in equity in earnings (losses) of unconsolidated ventures. Any change in fair value attributed to market related assumptions is recorded in other gain (loss), net, on the statement of operations.
Other than investments in PE Investments and investments in senior and mezzanine loans held in joint ventures, all of the Company’s investments in unconsolidated ventures at March 31, 2018 were made up of ADC arrangements accounted for as equity method investments. At December 31, 2017, the Company’s investments in unconsolidated ventures consisted of investments in PE Investments and ADC arrangements accounted for as equity method investments.
Impairment-If indicators of impairment exist, the Company performs an evaluation of their equity method investments to assess whether the fair value of their investment is less than its carrying value. To the extent the decrease in value is considered to be other-than-temporary and an impairment has occurred, the investment is written down to its estimated fair value, recorded in earnings from investment in unconsolidated ventures.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Identifiable Intangibles
In a business combination or asset acquisition, the Company may recognize identifiable intangibles that meet either or both the contractual-legal criterion or the separability criterion. Indefinite-lived intangibles are not subject to amortization until such time that its useful life is determined to no longer be indefinite, at which point, it will be assessed for impairment and its adjusted carrying amount amortized over its remaining useful life. Finite-lived intangibles are amortized over their useful life in a manner that reflects the pattern in which the intangible is being consumed if readily determinable, such as based upon expected cash flows; otherwise they are amortized on a straight line basis. The useful life of all identified intangibles will be periodically reassessed and if useful life changes, the carrying amount of the intangible will be amortized prospectively over the revised useful life. Finite-lived intangibles are periodically reviewed for impairment and an impairment loss is recognized if the carrying amount of the intangible is not recoverable and exceeds its fair value. An impairment establishes a new basis for the identifiable intangibles and any impairment loss recognized is not subject to subsequent reversal.
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
Transfers of Financial Assets
Sale accounting for transfers of financial assets requires the transfer of an entire financial asset, a group of financial assets in its entirety or if a component of the financial asset is transferred, that component meets the definition of a participating interest by having characteristics that mirror the original financial asset.
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. If the Company has any continuing involvement, rights or obligations with the transferred financial asset (outside of standard representations and warranties), sale accounting would require that the transfer meets the following sale conditions: (1) the transferred asset has been legally isolated; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and (3) the Company does not maintain effective control over the transferred asset through an agreement that provides for (a) both an entitlement and an obligation by the Company to repurchase or redeem the asset before its maturity, or (b) the unilateral ability by the Company to reclaim the asset and a more than trivial benefit attributable to that ability, or (c) the transferee requiring the Company to repurchase the asset at a price so favorable to the transferee that it is probable the repurchase will occur.
If sale accounting is met, the transferred financial asset is removed from the balance sheet and a net gain or loss is recognized upon sale, taking into account any retained interests. Transfers of financial assets that do not meet the criteria for sale are accounted for as financing transactions, or secured borrowing.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Costs
Financing costs primarily include debt discounts and premiums as well as deferred financing costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in other assets and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. Unamortized deferred financing costs are expensed to realized gain (loss) when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur.
Revenue Recognition
Property Operating Income
Property operating income includes the following:
Rental Income-Rental income is recognized on a straight-line basis over the noncancelable term of the related lease which includes the effects of minimum rent increases and rent abatements under the lease. Rents received in advance are deferred.
When it is determined that the Company is the owner of tenant improvements, the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, is capitalized. For tenant improvements owned by the Company, the amount funded by or reimbursed by the tenants are recorded as deferred revenue, which is amortized on a straight-line basis as additional rental income over the term of the related lease. Rental income recognition commences when the leased space is substantially ready for its intended use and the tenant takes possession of the leased space.
When it is determined that the tenant is the owner of tenant improvements, the Company’s contribution towards those improvements is recorded as a lease incentive, included in deferred leasing costs and intangible assets on the balance sheet, and amortized as a reduction to rental income on a straight-line basis over the term of the lease. Rental income recognition commences when the tenant takes possession of the lease space.
Tenant Reimbursements-In net lease arrangements, the tenant is generally responsible for operating expenses relating to the property, including real estate taxes, property insurance, maintenance, repairs and improvements. Costs reimbursable from tenants and other recoverable costs are recognized as revenue in the period the recoverable costs are incurred. When the Company is the primary obligor with respect to purchasing goods and services for property operations and has discretion in selecting the supplier and retains credit risk, tenant reimbursement revenue and property operating expenses are presented on a gross basis in the statements of operations. For certain triple net leases where the lessee self-manages the property, hires its own service providers and retains credit risk for routine maintenance contracts, no reimbursement revenue and expense are recognized.
Hotel Operating Income-Hotel operating income includes room revenue, food and beverage sales and other ancillary services. Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services.
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income.
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the exchange rate in effect at balance sheet date and the corresponding results of operations for such entities are translated using the average exchange rate in effect during the period. The resulting foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss in stockholders’ equity.
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the exchange rate in effect at balance sheet date and the corresponding results of operations for such entities are remeasured using the average exchange rate in effect during the period. The resulting foreign currency remeasurement adjustments are recorded in other gain (loss) on investments on the statements of operations.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Disclosures of non-US dollar amounts to be recorded in the future are translated using exchange rates in effect at the balance sheet date.
Equity-Based Compensation
Equity-classified stock awards granted to executive officers and directors that have a service condition only are remeasured at fair value at the end of each reporting period until the award is fully vested. Fair value is determined based on the closing price of the Company’s Class A common stock at the date of grant or date of remeasurement. The Company recognizes equity-based compensation expense on a straight-line basis over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. The compensation expense is adjusted for actual forfeitures upon occurrence. Equity-based compensation is classified within administrative expense in the consolidated statement of operations.
Earnings Per Share
The Company presents both basic and diluted earnings per share, or EPS using the two-class method. Basic EPS is calculated by dividing earnings allocated to common shareholders, as adjusted for unallocated earnings attributable to certain participating securities, if any, by the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and the effect of potentially dilutive common share equivalents outstanding during the period. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The Company has certain share-based payment awards that contain nonforfeitable rights to dividends, which are considered participating securities for the purposes of computing EPS pursuant to the two-class method.
Income Taxes
The Company intends to elect to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ending December 31, 2018. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income, distribution and share ownership tests are met. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable.
The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on its undistributed taxable income.
The Company made joint elections to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”) which may be subject to U.S. federal, state and local income taxes. In general, a TRS of the Company may perform non-customary services for tenants, hold assets that the REIT cannot hold directly and may engage in most real estate or non-real estate-related business.
Certain subsidiaries of the Company are subject to taxation by U.S. federal, state and local authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are recorded on the portion of earnings (losses) recognized by the Company with respect to its interest in TRSs. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the U.S. federal, state and local tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax benefit (expense) in the consolidated statements of operations.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which provides for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. At December 31, 2017, the Company recognized a provisional amount of approximately $2.0 million of income tax expense relating to the remeasurement of its deferred tax balances based on the rate at which they are expected to reverse in the future, which is generally 21%. The Company is still analyzing certain aspects of the Tax Cuts and Jobs Act and refining their calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
For the three months ended March 31, 2018 and 2017, the Company recorded income tax benefits of $0.5 million and $0.2 million, respectively.
Recent Accounting Pronouncements
Revenue Recognition-In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition standards by establishing principles for a single comprehensive model for revenue measurement and recognition, along with enhanced disclosure requirements. Key provisions include, but are not limited to, determining which goods or services are capable of being distinct in a contract to be accounted for separately as a performance obligation and recognizing variable consideration only to the extent that it is probable a significant revenue reversal would not occur. The new revenue standard may be applied retrospectively to each prior period presented (full retrospective) or retrospectively to contracts not completed as of date of initial application with the cumulative effect recognized in retained earnings (modified retrospective). ASU No. 2014-09 was originally effective for fiscal years and interim periods beginning after December 15, 2016 for public companies that are not emerging growth companies (“EGCs”) and December 15, 2017 for private companies and public companies that are EGCs. In July 2015, the FASB deferred the effective date of the new standard by one year. Early adoption is permitted but not before the original effective date. The FASB has subsequently issued several amendments to the standard, including clarifying the guidance on assessing principal versus agent based on the notion of control, which affects recognition of revenue on a gross or net basis. These amendments have the same effective date and transition requirements as the new standard.
The Company will adopt the standard using the modified retrospective approach on January 1, 2019. The standard excludes from its scope the areas of accounting that most significantly affect revenue recognition for the core activities of the Company, including accounting for financial instruments and leases. Evaluation of the impact of this new guidance is ongoing.
Financial Instruments-In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which affects accounting for investments in equity securities, financial liabilities under the fair value option, as well as presentation and disclosures, but does not affect accounting for investments in debt securities and loans. Investments in equity securities, other than equity method investments, will be measured at fair value through earnings, except for equity securities without readily determinable fair values which may be measured at cost less impairment and adjusted for observable price changes under application of the measurement alternative, unless these equity securities qualify for the net asset value (“NAV”) practical expedient. This provision eliminates cost method accounting and recognition of unrealized holding gains or losses on equity investments in other comprehensive income. For financial liabilities under the fair value option, changes in fair value resulting from the Company’s own instrument-specific credit risk will be recorded separately in other comprehensive income. Fair value disclosures of financial instruments measured at amortized cost will be based on exit price and corresponding disclosures of valuation methodology and significant inputs will no longer be required. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments, Recognition and Measurement of Financial Assets and Financial Liabilities, which provided several clarifications and amendments to the standard. These include specifying that for equity instruments without readily determinable fair values for which the measurement alternative is applied: (i) adjustments made when an observable transaction occurs for a similar security are intended to reflect the fair value as of the observable transaction date, not as of current reporting date; (ii) the measurement alternative may be discontinued upon an irrevocable election to change to a fair value measurement approach under fair value guidance, which would apply to all identical and similar investments of the same issuer; and (iii) the prospective transition approach for equity securities without readily determinable fair values is applicable only when the measurement alternative is applied. ASU No. 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017 for public companies that are not EGCs and December 15, 2018 for private companies and public companies that are EGCs. Early adoption is limited to specific provisions. ASU 2016-01 is to be applied retrospectively with cumulative effect as of the beginning of the first reporting period adopted recognized in retained earnings, except for provisions related to equity investments without readily determinable fair values for which the measurement alternative is applied and exit price fair value disclosures for financial instruments measured at amortized cost, which are to be applied prospectively.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2018, all of the Company’s investments in unconsolidated ventures are equity method investments and the Company does not have any cost method investments nor has the Company elected fair value option on its financial liabilities which fall under the scope of this guidance.
The Company will adopt the new guidance on January 1, 2019. Evaluation of the impact of this new guidance is ongoing, but at this time the Company does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.
Leases- In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing lease accounting standards, primarily requiring lessees to recognize most leases on balance sheet, as well as making targeted changes to lessor accounting. As lessee, a right-of-use asset and corresponding liability for future obligations under a leasing arrangement would be recognized on balance sheet. As lessor, gross leases will be subject to allocation between lease and non-lease service components, with the latter accounted for under the new revenue recognition standard. As the new lease standard requires congruous accounting treatment between lessor and lessee in a sale-leaseback transaction, if the seller/lessee does not achieve sale accounting, it would be considered a financing transaction to the buyer/lessor. Additionally, under the new lease standard, only incremental initial direct costs incurred in the execution of a lease can be capitalized by the lessor and lessee.
ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2017 for public companies that are not EGCs and December 15, 2018 for private companies and public companies that are EGCs. Early adoption is permitted. The new leases standard requires adoption using a modified retrospective approach for all leases existing at, or entered into after, the date of initial application. Full retrospective application is prohibited. The FASB has subsequently issued and proposed several amendments to the standard, including approving an amendment to provide optional transitional relief to apply the effective date of the new lease standard as the date of initial application in transition instead of the earliest comparative period presented, as well as to provide certain practical expedients, which include not segregating non-lease components from the related lease components but to account for those components as a single lease component by class of underlying assets.
The Company intends to adopt the package of practical expedients under the guidance, which provides exemptions from having to reassess whether any expired or expiring contracts contain leases, revisit lease classification for any expired or expiring leases and reassess initial direct costs for any existing leases.
When the approved amendment is issued by the FASB, the Company expects to adopt the transition option, in which case, the cumulative effect adjustment to the opening balance of retained earnings will be recognized as of the effective date of adoption, including new disclosures, rather than as of the earliest period presented, and are not required for prior comparative periods. In addition, the Company expects to make an accounting policy election to treat lease and related non-lease components in a contract as a single performance obligation to the extent that the timing and pattern of revenue recognition are the same for the lease and non-lease components and the combined single lease component is classified as an operating lease.
Evaluation of the impact of this new guidance to the Company is ongoing.
Credit Losses- In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which amends the credit impairment model for financial instruments. The existing incurred loss model will be replaced with a lifetime current expected credit loss (“CECL”) model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity (“HTM”) debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For AFS debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the OTTI concept will result in more frequent estimation of credit losses. The accounting model for purchased credit impaired loans and debt securities will be simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. The existing model for beneficial interests that are not of high credit quality will be amended to conform to the new impairment models for HTM and AFS debt securities. Expanded disclosures on credit risk include credit quality indicators by vintage for financing receivables and net investment in leases. Transition will generally be on a modified retrospective basis, with prospective application for other-than-temporarily impaired debt securities and purchased credit impaired assets. ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019 for public companies that are not EGCs and December 15, 2020 for private companies and public companies that are EGCs. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company expects that recognition of credit losses will generally be accelerated under the CECL model. Evaluation of the impact of this new guidance is ongoing.
Cash Flow Classifications- In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in certain classifications on the statement of

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

cash flows. This guidance addresses eight types of cash flows, which includes clarifying how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, as well as requiring an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach, among others. Transition will generally be on a retrospective basis. ASU No. 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017 for public companies that are not EGCs and December 15, 2018 for private companies and public companies that are EGCs. Early adoption is permitted, provided that all amendments within the guidance are adopted in the same period. The Company will adopt the new guidance on January 1, 2019. Upon adoption, the Company anticipates making an accounting policy election for classification of distributions from its equity method investees using the cumulative earnings approach.
Restricted Cash- In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that cash and cash equivalent balances in the statement of cash flows include restricted cash and restricted cash equivalent amounts, and therefore, changes in restricted cash and restricted cash equivalents be presented in the statement of cash flows. This will eliminate the presentation of transfers between cash and cash equivalents with restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, this ASU requires disclosure of a reconciliation between the totals in the statement of cash flows and the related captions in the balance sheet. The new guidance also requires disclosure of the nature of restricted cash and restricted cash equivalents, similar to existing requirements under Regulation S-X; however, it does not define restricted cash and restricted cash equivalents. ASU No. 2016-18 is effective for fiscal years and interim periods beginning after December 15, 2017 for public companies that are not EGCs and December 15, 2018 for private companies and public companies that are EGCs, to be applied retrospectively, with early adoption permitted. If early adopted in an interim period, adjustments are to be reflected as of the beginning of the fiscal year of adoption. As of March 31, 2018, the Company has $117.4 million of restricted cash that will be subject to changes in presentation on the statement of cash flows. The Company will adopt the new guidance on January 1, 2019.
Derecognition and Partial Sales of Nonfinancial Assets- In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of ASC 610-20, Other Income-Gains and Losses from Derecognition of Nonfinancial Assets, and defines in substance nonfinancial assets. ASC 610-20 applies to derecognition of all nonfinancial assets which are not contracts with customers or revenue transactions under ASC 606, Revenue from Contracts with Customers. Derecognition of a business is governed by ASC 810, Consolidation, while derecognition of financial assets, including equity method investments, even if the investee holds predominantly nonfinancial assets, is governed by ASC 860, Transfers and Servicing. The ASU also aligns the accounting for partial sales of nonfinancial assets to be more consistent with accounting for sale of a business. Specifically, in a partial sale to a noncustomer, when a noncontrolling interest is received or retained, the latter is considered a noncash consideration and measured at fair value in accordance with ASC 606, which would result in full gain or loss recognized upon sale. This ASU removes guidance on partial exchanges of nonfinancial assets in ASC 845, Nonmonetary Transactions, and eliminates the real estate sales guidance in ASC 360-20, Property, Plant and Equipment-Real Estate Sales. ASU 2017-05 has the same effective date as the new revenue guidance, which is January 1, 2018 for public companies that are not EGCs and January 1, 2019 for private companies and public companies that are EGCs, with early adoption permitted beginning January 1, 2017. Both ASC 606 and ASC 610-20 must be adopted concurrently. While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach applied need not be aligned between both standards.
The Company will adopt the new guidance on January 1, 2019 using the modified retrospective approach, consistent with the adoption of the new revenue standard. Under the new standard, if a partial interest in real estate is sold to noncustomers or contributed to unconsolidated ventures, and a noncontrolling interest in the asset is retained, such transactions could result in a larger gain on sale. The adoption of this standard could have a material impact to the results of operations in a period that a significant partial interest in real estate is sold. There were no such sales in the three months ended March 31, 2018.

3.	Business Combinations
The Combination
On the Closing Date, the Combination of the CLNS Contributed Portfolio, NorthStar I and NorthStar II was completed, creating CLNC.
In consideration for the contribution of the CLNS Contributed Portfolio, CLNS OP received approximately 44.4 million shares of the Company’s Class B-3 common stock (the “CLNC B-3 Common Stock”) and a subsidiary of CLNS OP received approximately 3.1 million common membership units in the OP (“CLNC OP Units”). The CLNC B-3 Common Stock will automatically convert to Class A common stock of the Company on a one-for-one basis upon the close of trading on February 1, 2019. The CLNC OP
Units are redeemable for cash, or at the Company’s election, the Company’s Class A common stock on a one-for-one basis, in the sole discretion of the Company. Subject to certain limited exceptions, CLNS OP has agreed that it and its affiliates will not make any transfers of the CLNC OP Units to non-affiliates of CLNS OP until the one year anniversary of the closing of the Combination, unless such transfer is approved by a majority of the Company’s board of directors, including a majority of the independent directors. In connection with the merger of NorthStar I and NorthStar II into the Company, their respective stockholders received shares of the Company’s Class A common stock based on pre-determined exchange ratios. Following the foregoing transaction, the Company contributed the CLNS Contributed Portfolio and the operating partnerships of NorthStar I and NorthStar II to the OP in exchange for ownership interests in the OP. Upon the closing of the Combination, CLNS OP and its affiliates, NorthStar I stockholders and NorthStar II stockholders each owned approximately 37%, 32% and 31%, respectively, of the Company on a fully diluted basis.
Prior to the closing of the Combination, a special dividend was declared by NorthStar I, which generated the lesser amount of cash leakage, in order to true up the agreed contribution values of NorthStar I and NorthStar II in relation to each other. In addition, following the CLNS Contributions, but prior to the effective time of the Combination, there was a cash settlement between the Company and Colony NorthStar for the difference between (i) the sum of (a) the loss in value of NorthStar I and NorthStar II as a result of the distributions made by NorthStar I and NorthStar II in excess of FFO (as such term is defined in the Combination Agreement) from July 1, 2017 through the day immediately preceding the Closing Date (excluding the dividend payment made by each of NorthStar I and NorthStar II on July 1, 2017), (b) FFO for the CLNS Investment Entities from July 1, 2017 through the day immediately preceding the closing date, (c) cash contributions or contributions of certain intercompany receivables made to the CLNS Investment Entities from July 1, 2017 through the day immediately preceding the Closing Date, and (d) the expected present value of certain unreimbursed operating expenses of NorthStar I and NorthStar II paid on each company’s behalf by their respective advisors, and (ii) cash distributions made by the CLNS Investment Entities from July 1, 2017 through the day immediately preceding the Closing Date, excluding that certain distribution made by the CLNS Investment Entities in July 2017 relating to the partial repayment of a certain investment (collectively, “CLNS true-up adjustment”). The settlement of the CLNS true-up adjustment resulted in a payment of approximately $55 million from Colony NorthStar to the Company.
The Combination is accounted under the acquisition method for business combinations with the CLNS Investment Entities as the accounting acquirer for purposes of the financial information set forth herein. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion on the accounting treatment of the Combination.
Combination Consideration
Each share of NorthStar I and NorthStar II common stock issued and outstanding immediately prior to the effective time of the Combination was converted into the right to receive 0.3532 shares (the “NorthStar I Exchange Ratio”) and 0.3511 shares (the “NorthStar II Exchange Ratio”), respectively of the Company’s Class A common stock, plus cash in lieu of fractional shares. Approximately 21,000 shares of NorthStar I restricted common stock and 25,000 shares of NorthStar II restricted common stock automatically vested in connection with the Combination and the holders thereof were entitled to receive the same equity exchange as the other holders of NorthStar I and NorthStar II common stock, respectively.
The Company acquired all of the common stock of NorthStar I and NorthStar II through the exchange of all such outstanding shares into shares of Class A common stock based on the pre-determined NorthStar I Exchange Ratio and NorthStar II Exchange Ratio, respectively. As the Combination was a stock-for-stock exchange (except for cash consideration for fractional shares), fair value of the consideration to be transferred was dependent upon the fair value of the Company at the Closing Date of the Combination.
Fair value of the merger consideration was determined as follows (dollars in thousands, except exchange ratio and price per share):

	NorthStar I	NorthStar II	Total
Outstanding shares of common stock at January 31, 2018 (1)	119,333	114,943
Exchange ratio (2)	0.3532	0.3511
Shares of Class A common stock issued in the mergers (3)	42,149	40,356	82,505
Fair value consideration per share (4)	$24.50	$24.50	$24.50
Fair value of NorthStar I and NorthStar II consideration	$1,032,651	$988,722	$2,021,373
_________________________________________

(1)	Includes 21,000 and 25,000 shares of common stock of NorthStar I and NorthStar II equity awards, respectively, that vested in connection with the consummation of the Combination.

(2)	Represents the pre-determined exchange ratio of 0.3532 NorthStar I shares and 0.3511 NorthStar II shares per one share of the Company’s Class A common stock.

(3)	Includes the issuance of fractional shares, aggregating to approximately 21,000 shares, for which holders received cash in lieu of the fractional shares.

(4)	Represents the estimated per share fair value of the Company at the Closing Date of the Combination.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a preliminary allocation of the Combination consideration to assets acquired, liabilities assumed and noncontrolling interests of NorthStar I and NorthStar II based on their respective estimated fair values as of the Closing Date.
The estimated fair values and allocation of the Combination consideration presented below are preliminary and based on information available as of the Closing Date as the Company continues to evaluate the underlying inputs and assumptions. Accordingly, these preliminary estimates may be subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the Closing Date. Preliminary fair values assigned to the assets acquired, liabilities assumed and noncontrolling interests of NorthStar I and NorthStar II as of the Closing Date were as follows (dollars in thousands):

	January 31, 2018
	NorthStar I	NorthStar II	Total
Merger consideration	$1,032,651	$988,722	$2,021,373
Allocation of merger consideration:
Assets acquired
Cash and cash equivalents	$130,197	$51,360	$181,557
Restricted cash	30,564	61,313	91,877
Loans held for investment	521,462	728,271	1,249,733
Real estate securities, available for sale, at fair value	100,731	64,793	165,524
Real estate, net	790,996	492,317	1,283,313
Investments in unconsolidated ventures	67,899	375,694	443,593
Receivables, net	12,363	11,479	23,842
Deferred leasing costs and intangible assets, net	74,243	37,090	111,333
Other assets	16,407	21,668	38,075
Mortgage loans held in securitization trusts, at fair value	1,894,404	1,432,795	3,327,199
Total assets acquired	3,639,266	3,276,780	6,916,046
Liabilities assumed
Securitization bonds payable, net	—	80,825	80,825
Mortgage and other notes payable, net	399,131	382,485	781,616
Credit facilities	293,340	355,529	648,869
Due to related party	4,533	1,842	6,375
Accrued and other liabilities	21,640	18,219	39,859
Intangible liabilities, net	17,931	1,808	19,739
Escrow deposits payable	12,994	36,362	49,356
Mortgage obligations issued by securitization trusts, at fair value	1,784,223	1,401,491	3,185,714
Total liabilities assumed	2,533,792	2,278,561	4,812,353
Noncontrolling interests	72,823	9,497	82,320
Fair value of net assets acquired	$1,032,651	$988,722	$2,021,373
Fair value of other assets acquired, liabilities assumed and noncontrolling interests were estimated as follows:
Real Estate and Related Intangibles—Fair value is based on the income approach which includes a direct capitalization method with overall capitalization rates ranging between 6.5% and 8.3%. Real estate fair value was allocated to tangible assets such as land, building and leaseholds, tenant and land improvements as well as identified intangible assets and liabilities such as above- and below-market leases, and in-place lease value. Useful lives of the intangibles acquired range from 1 year to 10 years.
Loans held for investment—Fair value is determined by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which include consideration of borrower or sponsor credit, as well as operating results of the underlying collateral. For certain loans held for investment, NorthStar II has a contractual right to equity-like participation or other ownership interests in the underlying collateral which was considered in calculating the fair value of the loans held for investment.
Investments in Unconsolidated Ventures—Fair value is based on timing and amount of expected future cash flows for income as well as realization events of the underlying assets of the investees. Investments in unconsolidated ventures includes a preferred

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

equity investment accounted for as an ADC arrangement, as well as an investment in a joint venture which holds a mezzanine loan. The fair value for both investments was based on the outstanding principal value plus the undiscounted value of any applicable contractual exit fees associated with the investments. The ADC arrangement has an equity-like participation which was considered in its fair value. The capitalization rate used was 6.8%.
Securities—Fair value is based on quotations from brokers or financial institutions that act as underwriters of the debt securities, third-party pricing service or discounted cash flows depending on the type of debt securities.
Debt—The fair value of debt was determined by either comparing the contractual interest rate to the interest rate for newly originated debt with similar credit risk or the market rate at which a third party might expect to assume such debt or based on discounted cash flow (“DCF”) projections of principal and interest expected to be collected, which include consideration of borrower or sponsor credit, as well as operating results of the underlying collateral. All of the debt was priced consistent with current interest rates attainable for similarly situated investments, and therefore was attributed a value equal to each debt’s outstanding principal amount less any applicable premium or discount on the secured debt.
Noncontrolling Interests—NorthStar I’s noncontrolling interests are attributable to the minority ownership interests of its operating partners in its CRE properties. The estimated value of NorthStar I’s noncontrolling interests represents the minority owner’s pro rata share of the estimated net book value of the CRE properties, as determined in accordance with the above description of the valuation process for real estate and related intangibles. NorthStar II’s noncontrolling interest is attributable to the minority ownership interest of its operating partner in its Bothell, Washington office portfolio. The estimated value of NorthStar II’s noncontrolling interest represents the operating partner’s pro rata share of the estimated net book value of the portfolio, as determined in accordance with the above description of the valuation process for real estate and related intangibles. The major classes of intangible assets and liabilities include leasing commissions, above- and below-market lease values and in-place lease values.
Results of NorthStar I and NorthStar II
For the three months ended March 31, 2018, the Company’s results of operations included contributions from the acquired business of NorthStar I and NorthStar II as follows (dollars in thousands):

	February 1, 2018 to March 31, 2018
	NorthStar I	NorthStar II	Total
Total revenues	$37,312	$39,207	$76,519

Net income (loss) attributable to common stockholders	(2,175)	8,626	6,451
Combination-Related Costs
Transaction costs of $30.2 million were incurred in connection with the Combination in the three months ended March 31, 2018, consisting largely of professional fees for legal, financial advisory, accounting and consulting services. Approximately $24.3 million of the transaction costs represent fees paid to investment bankers that were contingent upon consummation of the Combination.
Additionally, the Company also incurred $5.9 million of other Combination-related costs during the three months ended March 31, 2018.
Combination-related costs are expensed as incurred and such costs expensed by NorthStar I and NorthStar II prior to the Closing Date were excluded from the Company's results of operations.
Pro Forma Financial Information (Unaudited)
The following table presents pro forma financial information of the Company as if the Combination had been consummated on January 1, 2017. The pro forma financial information includes the pro forma impact of purchase accounting adjustments primarily related to fair value adjustments and depreciation and amortization, and excludes Combination-related expenses of $30.2 million for the three months ended March 31, 2018. The pro forma financial information, however, does not reflect any potential benefits that may result from realization of future cost savings from operating efficiencies, or other incremental synergies expected to result from the Combination.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the Company had the Combination been completed on January 1, 2017, nor indicative of future results of operations of the Company (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Pro forma:
Total revenues	$136,038	$123,426
Net income (loss) attributable to Colony NorthStar Credit Real Estate, Inc.	37,628	49,196
Net income (loss) attributable to common stockholders	35,229	39,852
Earnings (loss) per common share:
Basic	$0.27	$0.31
Diluted	$0.27	$0.31

4.	Loans Held for Investment, net
The following table provides a summary of the Company’s loans held for investment, net (dollars in thousands):

	March 31, 2018 (Unaudited)				December 31, 2017
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Maturity in Years
Non-PCI Loans
Fixed rate
Mortgage loans	$16,240	$16,159	10.5%	6.0	$471,669	$463,748	8.3%	2.0
Mezzanine loans	116,231	116,152	13.1%	5.1	141,931	141,828	13.2%	3.2
	132,471	132,311			613,600	605,576
Variable rate
Mortgage loans	$1,039,007	$1,046,581	6.6%	3.1	$260,366	$260,932	8.1%	2.3
Securitized loans(1)	497,849	501,055	6.9%	0.9	377,939	379,670	6.7%	0.3
Mezzanine loans	109,821	110,014	10.1%	3.4	34,391	34,279	9.8%	1.3
Preferred equity interests	26,488	26,774	14.2%	1.7	—	—	—	—
	1,673,165	1,684,424			672,696	674,881
	1,805,636	1,816,735			1,286,296	1,280,457
PCI Loans
Mortgage loans	—	—			21,444	20,844

Allowance for loan losses	NA	(517)			NA	(517)
Loans held for investment, net	$1,805,636	$1,816,218			$1,307,740	$1,300,784
_________________________________________

(1)	Represents loans transferred into securitization trusts that are consolidated by the Company.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Activity relating to the Company’s loans held for investments, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2018	$1,300,784
Loans held for investment acquired in the Combination (refer to Note 3)	1,249,733
Deconsolidation of investment entities(1)	(553,678)
Acquisitions/originations/additional funding	5,059
Loan maturities/principal repayments	(136,913)
Combination adjustment(2)	(50,314)
Discount accretion/premium amortization	1,017
Capitalized interest	530
Balance at March 31, 2018	$1,816,218
_________________________________________

(1)	Represents loans held for investment, net which were deconsolidated as a result of the Combination. Refer to Note 2, “Summary of Significant Accounting Policies,” for further detail.

(2)
Represents a loan held for investment, net that was previously sold by the CLNS Investment Entities to NorthStar I and was treated as a secured financing by the CLNS Investment Entities. This loan was eliminated as a result of the Combination.

Nonaccrual and Past Due Loans
Non-PCI loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
In March 2018, the borrower on the Company’s $260.2 million NY hospitality loan failed to make its interest payment. The Company has placed the loan on non-accrual status and has commenced discussions with the borrower to resolve the matter. No provision for loan loss was recorded during the three months ended March 31, 2018 as the Company believes sufficient collateral value exists to cover the outstanding loan balances. These discussions typically include numerous points of negotiation as the Company and the borrower work towards a settlement or other alternative resolution, which can impact the potential for loan repayment or receipt of collateral.
The following table provides an aging summary of non-PCI loans held for investment at carrying values before allowance for loan losses (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due / Nonaccrual (1)	Total Non-PCI Loans
March 31, 2018 (Unaudited)	$1,384,599	$—	$—	$432,136	$1,816,735
December 31, 2017	1,101,522	144,241	7,929	26,765	1,280,457
_________________________________________

(1)	Loans held for investment with a total carrying value of $42.2 million which were 90 days or more past due repaid in full subsequent to March 31, 2018.
Troubled Debt Restructuring
At March 31, 2018 and December 31, 2017, there was one mezzanine loan previously modified in a TDR with carrying value before allowance for loan losses of $28.6 million. The loan had been modified in 2015. The Company also has three other loans with a combined carrying value of $108.5 million that are cross-defaulted with the TDR loan to the same borrower. Two loans matured in November 2017 and were in default at both March 31, 2018 and December 31, 2017, while the third loan remains current. All four loans are collateralized with 27 office, retail, multifamily and industrial properties with an estimated aggregate fair value of approximately $137.1 million. In February 2018, the borrower and the Company entered into a forebearance agreement to allow both parties to review the exit strategy for a period through the end of May 2018, which may be extended at the Company’s option for an additional 90 day period. No provision for loan loss was made at March 31, 2018 or December 31, 2017 on the two defaulted loans as the Company believes there is sufficient collateral value to cover the outstanding loan balances in aggregate. The Company has no additional commitments to lend to the borrower with the TDR loan.
There were no loans modified as TDRs during the three months ended March 31, 2018 and year ended December 31, 2017.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Non-PCI Impaired Loans
Non-PCI loans are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Non-PCI impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs. The following table presents non-PCI impaired loans at the respective reporting dates (dollars in thousands):

	Unpaid Principal Balance	Gross Carrying Value
		With Allowance for Loan Losses	Without Allowance for Loan Losses	Total	Allowance for Loan Losses
March 31, 2018 (Unaudited)	$430,053	$42,176	$389,960	$432,136	$517
December 31, 2017	215,997	42,176	175,090	217,266	517
The average carrying value and interest income recognized on non-PCI impaired loans were as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Average carrying value before allowance for loan losses	$385,067	$40,066
Interest income	3,758	756
Purchased Credit-Impaired Loans
PCI loans are acquired loans with evidence of credit quality deterioration for which it is probable at acquisition that the Company will collect less than the contractually required payments.
Changes in accretable yield of PCI loans were as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning accretable yield	$726	$5,929
Changes in accretable yield(1)	(605)	(572)
Accretion recognized in earnings	(121)	(1,522)
Ending accretable yield	$—	$3,835
_________________________________________

(1)	Change in accretable yield during the three months ended March 31, 2018 is a result of the deconsolidation of certain CLNS Contributed Portfolio investments.
Allowance for Loan Losses
As of March 31, 2018 and December 31, 2017 the allowance for loan losses was $0.5 million related to $42.2 million in carrying value of non-PCI loans.
Changes in allowance for loan losses on non-PCI loans are presented below (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Allowance for loan losses at beginning of period	$(517)	$(3,386)
Provision for loan losses	—	—
Charge-off	—	3,210
Allowance for loan losses at end of period	$(517)	$(176)
As of March 31, 2018, the weighted average maturity, including extensions, of CRE debt investments was 2.7 years.
Credit Quality Monitoring
CRE debt investments are typically loans secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its debt investments at least quarterly and differentiates the relative credit quality principally based on: (i)

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

whether the borrower is currently paying contractual debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity.
As of March 31, 2018, there were seven real estate debt investments with contractual payments past due. The remaining CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were seven real estate debt investments with contractual payments past due as of December 31, 2017. For the three months ended March 31, 2018, no debt investment contributed more than 10.0% of interest income.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2018, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments was $53.6 million for mortgage loans, $12.5 million for securitized loans, and $2.2 million for preferred equity interests. Future funding commitments were $19.2 million for mortgage loans at December 31, 2017.

5.	Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Equity method investments
Investment ventures	$498,973	$179,303
	498,973	179,303
Investments under fair value option
Private funds	257,495	24,417
	$756,468	$203,720

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity Method Investments
Investment Ventures
Certain of the Company’s equity method investments are structured as joint ventures with one or more private funds or other investment vehicles managed by the Colony NorthStar with third party joint venture partners. These investment entities are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements.
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of March 31, 2018 and December 31, 2017, respectively.
As discussed in Note 2, “Summary of Significant Accounting Policies”, certain of the CLNS Investment Entities were deconsolidated by the Company upon closing of the Combination and accounted for as investments in unconsolidated ventures. The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Ownership Interest(1) at March 31, 2018	Carrying Value
Investments	Description		March 31, 2018 (Unaudited)	December 31, 2017
ADC investments	Interests in eight acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	Various(2)	$320,991	$179,303
Other investment ventures	Interests in 10 investments, each with less than $60.4 million carrying value at March 31, 2018	Various	177,982	—
_________________________________________

(1)
The Company’s ownership interest represents capital contributed to date and may not be reflective of the Company’s economic interest in the entity because of provisions in operating agreements governing various matters, such as classes of partner or member interests, allocations of profits and losses, preferential returns and guaranty of debt. Each equity method investment has been determined to be a VIE for which the Company was not deemed to be the primary beneficiary or a voting interest entity in which the Company does not have the power to control through a majority of voting interest or through other arrangements.

(2)
The Company owns varying levels of stated equity interests in certain ADC investments, as well as profit participation interests in real estate ventures without a stated ownership interest in other ADC investments.

Investments under Fair Value Option
The Company elected to account for its limited partnership interests, which range from 0.1% to 30.3%, in PE Investments under the fair value option. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
Summarized Financial Information
The combined statements of operations for the unconsolidated ventures, including PE Investments and excluding unconsolidated ventures accounted for under the cost method, for the three months ended March 31, 2018 and 2017, are as follows (dollars in thousands):

	Three Months Ended March 31,(1)
	2018	2017
Total revenues	$19,938	$7,803
Net income (loss)(2)	10,107	6,937
_________________________________________

(1)	Includes summarized financial information for PE Investments on a one quarter lag, which is the most recent financial information available from the underlying funds.

(2)	Includes net investment income and unrealized and realized gains and losses for PE Investments.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Real Estate, net
The following table presents the Company’s net lease portfolio, net, as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Land and improvements	$102,764	$25,262
Buildings, building leaseholds, and improvements	575,589	178,109
Tenant improvements	8,901	2,316
Construction-in-progress	23	21
Subtotal	$687,277	$205,708
Less: Accumulated depreciation	(10,294)	(5,516)
Net lease portfolio, net	$676,983	$200,192
The following table presents the Company’s other portfolio, net, as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Land and improvements	$134,675	$667
Buildings, building leaseholds, and improvements	643,527	18,477
Tenant improvements	28,641	36
Furniture, fixtures and equipment	15,526	680
Construction-in-progress	500	—
Subtotal	$822,869	$19,860
Less: Accumulated depreciation	(4,756)	(312)
Other portfolio, net	$818,113	$19,548
For the three months ended March 31, 2018, the Company had no single property with rental and other income equal to or greater than 10.0% of total revenue.
At March 31, 2018, the Company held foreclosed properties included in real estate, net with a carrying value of $19.9 million. At December 31, 2017, the Company held foreclosed properties with a carrying value of $19.5 million.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancellable operating leases to be received over the next five years and thereafter as of March 31, 2018 (dollars in thousands):

Remainder of 2018	$66,776
2019	83,587
2020	74,400
2021	62,095
2022	50,667
2023 and thereafter	94,018
Total	$431,543
The rental properties owned at March 31, 2018 are leased under non-cancellable operating leases with current expirations ranging from 2018 to 2029, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee with expiration dates through 2027. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three months ended March 31, 2018 and 2017 was approximately $0.7 million and de minimis, respectively.
At March 31, 2018, future minimum rental payments, excluding contingent rents, on noncancelable ground leases on real estate were as follows (dollars in thousands):

Remainder of 2018	$2,115
2019	2,821
2020	2,812
2021	2,720
2022	1,798
2023 and thereafter	2,891
Total	$15,157

7.	Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of March 31, 2018 (dollars in thousands):

								Weighted Average
		Principal Amount(1)	Total Discount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value	Coupon(3)	Unleveraged Current Yield
As of Date:	Count				Gain	(Loss)
March 31, 2018(2)	32	$234,357	$(56,315)	$178,042	$432	$(2,280)	$176,194	3.15%	7.36%
_________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $139.6 million for the CMBS Credit Facilities (refer to Note 10). The remainder is unleveraged.

(2)
Includes a CRE security with an underlying loan that was non-performing at acquisition. The CRE security was acquired from NorthStar II for $31.3 million, net of a $16.9 million discount. As of March 31, 2018, the non-accretable amount of total cash flows was $4.9 million.

(3)	All CMBS are fixed rate.
The Company acquired the CRE Securities from NorthStar I and NorthStar II in the Combination. The Company held no CRE Securities as of December 31, 2017.
The Company recorded an unrealized loss in OCI for the three months ended March 31, 2018 of $1.8 million. As of March 31, 2018, the Company held 25 securities with an aggregate carrying value of $138.2 million with an unrealized loss of $2.3 million. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of March 31, 2018, the weighted average contractual maturity of CRE securities was 29.9 years with an expected maturity of 7.9 years.
Investments in Investing VIEs
The Company is the directing certificate holder of three securitization trusts and has the ability to appoint and replace the special servicer on all mortgage loans. As such, U.S. GAAP requires the Company to consolidate the assets, liabilities, income and expenses of the securitization trusts as Investing VIEs. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion on Investing VIEs.
Other than the securities represented by the Company’s subordinate tranches of the securitization trusts, the Company does not have any claim to the assets or exposure to the liabilities of the securitization trusts. The original issuers, who are unrelated third parties, guarantee the interest and principal payments related to the investment grade securitization bonds in the securitization

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

trusts, therefore these obligations do not have any recourse to the general credit of the Company as the consolidator of the securitization trusts. The Company’s maximum exposure to loss would not exceed the carrying value of its retained investments in the securitization trusts, or the subordinate tranches of the securitization trusts.
As of March 31, 2018, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $3.1 billion and $2.9 billion, respectively. As of March 31, 2018, across the three consolidated securitization trusts, the underlying collateral consisted of 159 underlying mortgage loans, with a weighted average coupon of 4.9% and a weighted average loan to value ratio of 58.0%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of March 31, 2018 (dollars in thousands):

March 31, 2018
Assets
Mortgage loans held in a securitization trust, at fair value	$3,193,298
Receivables, net	13,337
Total assets	$3,206,635
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$3,051,315
Accrued and other liabilities	12,490
Total liabilities	$3,063,805
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $142.0 million as of March 31, 2018 and approximates the fair value of the Company’s underlying investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 15, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.
The following table presents the activity recorded for the three months ended March 31, 2018 related to the consolidated securitization trusts on the consolidated statement of operations. Approximately $2.2 million for the three months ended March 31, 2018, relates to net income attributable to the Company’s common stockholders generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

Three Months Ended March 31, 2018
Statement of Operations
Interest income on mortgage loans held in securitization trusts	$25,865
Interest expense on mortgage obligations issued by securitization trusts	(24,277)
Net interest income	1,588
Administrative expenses	99
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	497
Net income attributable to Colony NorthStar Credit Real Estate, Inc. common stockholders	$2,184

8.	Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities at March 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

	March 31, 2018 (Unaudited)
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$77,303	$(11,203)	$66,100
Above-market lease values	20,027	(1,190)	18,837
Below-market ground lease obligations	52	(10)	42
Deferred leasing costs	29,940	(1,680)	28,260
	$127,322	$(14,083)	$113,239
Intangible Liabilities
Below-market lease values	$20,453	$(816)	$19,637

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2017
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$9,214	$(2,657)	$6,557
Above-market lease values	1,682	(283)	1,399
Below-market ground lease obligations	52	(8)	44
Deferred leasing costs	3,671	(657)	3,014
	$14,619	$(3,605)	$11,014
Intangible Liabilities
Below-market lease values	$51	$(15)	$36
The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Above-market lease values	$(907)	$(65)
Below-market lease values	801	3
Net decrease to rental income	$(106)	$(62)

Below-market ground lease obligations	$2	$2
Increase to ground rent expense	$2	$2

In-place lease values	$8,546	$812
Deferred leasing costs	1,023	160
Amortization expense	$9,569	$972
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities for each of the next five years and thereafter as of March 31, 2018 (dollars in thousands):

	Remainder of 2018	2019	2020	2021	2022	2023 and thereafter	Total
Above-market lease values	$3,386	$4,317	$3,252	$2,340	$1,841	$3,701	$18,837
Below-market lease values	(3,467)	(4,566)	(2,527)	(1,895)	(1,732)	(5,450)	(19,637)
Decrease to rental income	$(81)	$(249)	$725	$445	$109	$(1,749)	$(800)

Below-market ground lease obligations	$6	$8	$8	$8	$8	$4	$42
Increase to property operating expense	$6	$8	$8	$8	$8	$4	$42

In-place lease values	$18,374	$16,048	$10,565	$7,256	$5,485	$8,372	$66,100
Deferred leasing costs	5,285	6,248	4,958	3,763	2,895	5,111	28,260
Amortization expense	$23,659	$22,296	$15,523	$11,019	$8,380	$13,483	$94,360

9.	Other Assets and Liabilities
The following table presents a summary of other assets as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Other assets:
Prepaid taxes and deferred tax assets	$49,484	$1,050
Deferred financing costs, net - credit facilities	3,930	—
Prepaid expenses	3,556	360
Derivative asset	28	117
Total	$56,998	$1,527
The following table presents a summary of accrued and other liabilities as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Accrued and other liabilities:
Accounts payable, accrued expenses and other liabilities	$21,286	$3,532
Interest payable	17,070	924
Prepaid rent and unearned revenue	6,164	481
Tenant security deposits	3,132	118
Current and deferred tax liability	1,020	120
Derivative liability	1,224	—
Total	$49,896	$5,175

10.	Debt
The following table presents debt as of March 31, 2018 and December 31, 2017 (dollars in thousands):

					March 31, 2018 (Unaudited)		December 31, 2017
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Bank credit facility
Bank credit facility	$400,000	Recourse	Feb-23(3)	LIBOR + 2.25%	$—	$—	$—	$—

Securitization bonds payable, net

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

						March 31, 2018 (Unaudited)		December 31, 2017
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
2014 FL1(4)		Non-recourse	Apr-31	LIBOR + 3.24%		27,119	27,119	27,119	27,004
2014 FL2(4)		Non-recourse	Nov-31	LIBOR + 3.65%		47,580	47,560	55,430	55,430
2015 FL3(4)(5)		Non-recourse	Sep-32	LIBOR + 4.50%		16,621	16,609	26,245	26,245
Securitization 2016-1		Non-recourse	Sep-31	LIBOR + 2.74%		80,825	80,825	—	—
Subtotal securitization bonds payable, net						172,145	172,113	108,794	108,679

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Oct-27	4.45%		24,955	24,955	25,074	25,022
Net lease 2		Non-recourse	Nov-26	4.45%		3,529	3,413	3,544	3,425
Net lease 3		Non-recourse	Nov-26	4.45%		7,615	7,364	7,647	7,390
Net lease 4		Non-recourse	Jun-21	4.00%		13,057	12,877	13,133	12,939
Net lease 5		Non-recourse	Jul-23	LIBOR + 2.15%		2,383	2,320	2,482	2,416
Net lease 6		Non-recourse	Aug-26	4.08%		32,600	32,245	32,600	32,234
Net lease 7(6)		Non-recourse	Nov-26	4.45%		19,158	18,529	19,241	18,593
Net lease 8		Non-recourse	Mar-28	4.38%		12,585	12,029	—	—
Net lease 9		Non-recourse	Apr-21	LIBOR + 2.20%		71,890	71,830	—	—
Net lease 10		Non-recourse	Jul-25	4.31%		250,000	246,124	—	—
Hotel development loan(7)		Non-recourse	Oct-19	LIBOR + 3.50%		—	—	130,000	128,649
Hotel A-Note(8)		Non-recourse	May-23	LIBOR + 1.60%		—	—	50,314	50,314
Multifamily 1		Non-recourse	Dec-23	4.84%		43,500	44,086	—	—
Multifamily 2		Non-recourse	Dec-23	4.94%		43,000	43,578	—	—
Multifamily 3		Non-recourse	Jan-24	5.15%		16,000	16,663
Multifamily 4(9)		Non-recourse	Dec-20	5.27%		12,135	12,502
Multifamily 5		Non-recourse	Nov-26	3.98%		24,606	23,708
Office 1		Non-recourse	Oct-24	4.47%		108,850	109,921	—	—
Office 2		Non-recourse	Jan-25	4.30%		77,381	76,449	—	—
Office 3		Non-recourse	Apr-23	LIBOR + 3.99%		29,800	28,217	—	—
Multi-tenant office		Non-recourse	Aug-20(10)	LIBOR + 1.78%		96,143	96,797	—	—
Other notes payable		Limited recourse(11)	Dec-20(12)	LIBOR + 2.48%		40,411	40,411	—	—
Subtotal mortgage and other notes payable, net						929,598	924,018	284,035	280,982

Master repurchase facilities
Bank 1 facility 1	$150,000	Limited Recourse(13)	Oct-21(14)	LIBOR + 2.35%	(15)	42,840	42,840	—	—
Bank 1 facility 2	150,000	Limited Recourse(13)	Oct-19(16)	LIBOR + 2.43%	(15)	48,750	48,750	—	—
Bank 2 facility 1	200,000	Limited Recourse(17)	Jul-18	NA		—	—	—	—
Bank 2 facility 2	200,000	Limited Recourse(17)	Jul-19(18)	LIBOR + 2.35%	(15)	26,742	26,742	—	—
Bank 3 facility 1	200,000	Limited Recourse(19)	(20)	LIBOR + 2.37%	(15)	179,994	179,994	—	—
Bank 3 facility 2	300,000	Limited Recourse(19)	(21)	LIBOR + 2.41%	(15)	202,934	202,934	—	—
Subtotal master repurchase facilities	$1,200,000					501,260	501,260	—	—

CMBS credit facilities
Bank 3 facility		Recourse	(22)	NA		—	—	—	—
Bank 4 facility		Recourse	(22)	NA		—	—	—	—
Bank 5 facility 2		Recourse	(22)	NA		—	—	—	—
Bank 1 facility 1		Recourse	(22)	LIBOR + 1.45%	(15)	29,185	29,185	—	—
Bank 1 facility 2		Recourse	(22)	LIBOR + 1.43%	(15)	10,568	10,568	—	—

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

						March 31, 2018 (Unaudited)		December 31, 2017
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Bank 5 facility 1		Recourse	(22)	LIBOR + 1.16%	(15)	2,546	2,546	—	—
Bank 6 facility 1		Recourse	(22)	LIBOR + 1.37%	(15)	23,684	23,684	—	—
Bank 6 facility 2		Recourse	(22)	LIBOR + 1.25%	(15)	35,034	35,034	—	—
Subtotal CMBS credit facilities						101,017	101,017	—	—
Subtotal master repurchase facilities						602,277	602,277	—	—

Total						$1,704,020	$1,698,408	$392,829	$389,661
_________________________________________

(1)	Subject to customary non-recourse carveouts.

(2)
Difference between principal amount and carrying value of securitization bonds payable, net and mortgage and other notes payable, net is attributable to deferred financing costs, net and premium/discount on mortgage notes payable.

(3)	The ability to borrow additional amounts terminates on February 1, 2022 at which time the Company may, at its election, extend the termination date for two additional six month terms.

(4)
The Company, through indirect Cayman subsidiaries, securitized commercial mortgage loans originated by the Company. Senior notes issued by the securitization trusts were generally sold to third parties and subordinated notes retained by the Company. These securitizations are accounted for as secured financing with the underlying mortgage loans pledged as collateral. Principal payments from underlying collateral loans must be applied to repay the notes until fully paid off, irrespective of the contractual maturities on the notes. Underlying collateral loans have initial terms of two to three years.

(5)	2015 FL3 was repaid in full subsequent to March 31, 2018.

(6)
Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.

(7)
A development loan originated by the Company was restructured into a senior and junior note, with the senior note assumed by a third party lender. The Company accounted for the transfer of the senior note as a financing transaction. The senior note bears interest at one-month LIBOR plus 3.5%, with a 4.0% floor, and is subject to two one-year extension options on its initial term, exercisable by the borrower. The investment entity that held the debt was deconsolidated upon closing of the Combination (refer to Note 2, “Summary of Significant Accounting Policies”).

(8)
Represents the Company’s senior participation interest in a first mortgage loan that was transferred at cost into a securitization trust with the transfer accounted for as a secured financing transaction. The Company did not retain any legal interest in the senior participation and retained the junior participation on an unleveraged basis. The secured financing transaction was eliminated as a result of the Combination (refer to Note 4, “Loans Held for Investment, net”).

(9)	Represents two separate senior mortgage notes with a weighted average maturity of December 1, 2020 and weighted average interest rate of 5.27%.

(10)
The initial maturity of the mortgage payable is August 2018, with a two-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(11)	Recourse solely with respect to 25.0% of the financed amount.

(12)
The initial maturity of the note payable is December 2018, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(13)
Recourse solely with respect to 25.0% of the repurchase price for purchased assets with a lender debt yield equal to or greater than 10.0% at the time of financing plus 100.0% of the repurchase price for purchased assets with a lender debt yield less than 10.0% at the time of financing.

(14)
The next maturity date is October 2018, with three, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(15)	Represents the weighted average spread as of March 31, 2018. The contractual interest rate depends upon asset type and characteristics and ranges from one-month to six-month LIBOR plus 1.20% to 2.75%.

(16)	The next maturity date is October 2018, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(17)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans, as further defined in the governing documents; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(18)
The Company has exercised the third of four, one-year extensions available at the Company’s option, respectively. These extensions may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(19)	Recourse solely with respect to 25.0% of the financed amount.

(20)	The initial maturity is October 2018. The Company may, at its option, extend the facility for one-year periods indefinitely, subject to the approval of the global financial institution.

(21)	The initial maturity is June 2019. The Company may, at its option, extend the facility for one-year periods indefinitely, subject to the approval of the global financial institution.

(22)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from three to six months.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at March 31, 2018 based on current contractual maturity (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remainder of 2018	$419,172	$—	$138,161	$281,011
2019	280,970	—	2,544	278,426
2020	14,778	—	14,778	—
2021	159,053	—	116,213	42,840
2022	2,519	—	2,519	—
2023 and thereafter	827,528	172,145	655,383	—
Total	$1,704,020	$172,145	$929,598	$602,277
Bank Credit Facility
On February 1, 2018, the Company, through subsidiaries, entered into a credit agreement with several lenders to provide a revolving credit facility in the aggregate principal amount of up to $400.0 million (the “Bank Credit Facility”). The ability to borrow additional amounts under the Bank Credit Facility terminates on February 1, 2022, at which time the Company may, at its election, extend the termination date for two additional six month terms.
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At March 31, 2018, the borrowing base valuation was sufficient to permit borrowings up to the entire $400.0 million commitment.
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. At March 31, 2018, the Company had no outstanding borrowings. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at March 31, 2018), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guaranty the obligations of the Company under the Bank Credit Facility. As security for the advances under the Bank Credit Facility, the Company pledged substantially all equity interests it owns as well as a security interest in deposit accounts of the Company in which the proceeds of investment asset distributions are maintained.
The Bank Credit Facility contains various affirmative and negative covenants including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Bank Credit Facility. At March 31, 2018, the Company was in compliance with all of the financial covenants.
Securitization Financing Transactions
Securitization bonds payable, net represent debt issued by securitization vehicles consolidated by the Company. Senior notes issued by these securitization trusts were generally sold to third parties and subordinated notes retained by the Company. Payments from underlying collateral loans must be applied to repay the notes until fully paid off, irrespective of the contractual maturities of the loans.
As of March 31, 2018, the Company had $500.7 million carrying value of CRE debt investments financed with $172.1 million of securitization bonds payable, net.
Master Repurchase Facilities
As of March 31, 2018, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $1.2 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of March 31, 2018, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of March 31, 2018, the Company had $703.0 million carrying value of CRE debt investments financed with $501.3 million under the Term Loan Facilities.
On April 20, 2018, the Company, through subsidiaries, entered into an Amended and Restated Master Repurchase and Securities Contract Agreement (“Bank 3 Facility 3”). The Repurchase Agreement provides up to $500.0 million to finance first mortgage loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate. Refer to Note 18, “Subsequent Events” for further discussion.
On April 23, 2018, the Company, through subsidiaries, entered into a Master Repurchase Agreement (“Bank 1 Facility 3”). The Repurchase Agreement provides up to $300.0 million to finance first mortgage loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate. Refer to Note 18, “Subsequent Events” for further discussion.
On April 26, 2018, the Company entered into a three-year master repurchase agreement with a major financial institution through a subsidiary (“Bank 7 Facility 1”). This agreement provides up to $500.0 million to finance the Company’s lending activities. Refer to Note 18, “Subsequent Events” for further discussion.
CMBS Credit Facilities
As of March 31, 2018, the Company has entered into seven master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of March 31, 2018, the Company had $139.6 million carrying value of CRE securities, financed with $101.0 million under its CMBS Credit Facilities.

11.	Related Party Arrangements
Management Agreement
On January 31, 2018, the Company and the OP entered into a management agreement (the “Management Agreement”) with the Manager, pursuant to which the Manager manages the Company’s assets and its day-to-day operations. The Manager will be responsible for, among other matters, (1) the selection, origination, acquisition, management and sale of the Company’s portfolio investments, (2) the Company’s financing activities and (3) providing the Company with investment advisory services. The Manager is also responsible for the Company’s day-to-day operations and will perform (or will cause to be performed) such services and activities relating to the Company’s investments and business and affairs as may be appropriate. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the investment guidelines and other policies that are approved and monitored by the board of directors. Each of the Company’s executive officers is also an employee of the Manager or its affiliates. The Manager’s role as Manager will be under the supervision and direction of the Company’s board of directors.
The initial term of the Management Agreement expires on the third anniversary of the closing of the Combination and will be automatically renewed for a one-year term each anniversary date thereafter unless earlier terminated as described below. The Company’s independent directors review the Manager’s performance and the fees that may be payable to the Manager annually and, following the initial term, the Management Agreement may be terminated annually if there has been an affirmative vote of at least two-thirds of the Company’s independent directors determining that (1) there has been unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) the compensation payable to the Manager, in the form of base management fees and incentive fees taken as a whole, or the amount thereof, is not fair to the Company, subject to the Manager’s right to prevent such termination due to unfair fees by accepting reduced compensation as agreed to by at least two-thirds of the Company’s independent directors. The Company must provide the Manager 180 days’ prior written notice of any such termination.
The Company may also terminate the Management Agreement for cause (as defined in the Management Agreement) at any time, including during the initial term, without the payment of any termination fee, with at least 30 days’ prior written notice from the Company’s board of directors. Unless terminated for cause, the Manager will be paid a termination fee as described below. The Manager may terminate the Management Agreement if the Company becomes required to register as an investment company under the Investment Company Act with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay a termination fee. The Manager may decline to renew the Management Agreement by providing the Company with 180 days’ prior written notice, in which case the Company would not be required to pay a termination fee. The
Manager may also terminate the Management Agreement with at least 60 days’ prior written notice if the Company breaches the Management Agreement in any material respect or otherwise is unable to perform its obligations thereunder and the breach continues for a period of 30 days after written notice to the Company, in which case the Manager will be paid a termination fee as described below.
Fees to Manager
Base Management Fee
The base management fee payable to the Manager is equal to 1.5% of the Company’s stockholders’ equity (as defined in the Management Agreement), per annum (0.375% per quarter), payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds received by the Company (or, without duplication, the Company’s direct subsidiaries, such as the OP) from all issuances of the Company’s or such subsidiaries’ common and preferred equity securities since inception (allocated on a pro rata basis for such issuances during the calendar quarter of any such issuance), plus (2) the Company’s cumulative core earnings (as defined in the Management Agreement) from and after the closing date of the Combination to the end of the most recently completed calendar quarter, less (b)(1) any distributions to the Company’s common stockholders (or owners of common equity of the Company’s direct subsidiaries, such as the OP, other than the Company or any of such subsidiaries), (2) any amount that the Company or any of the Company’s direct subsidiaries, such as the OP, have paid to (x) repurchase for cash the Company’s common stock or common equity securities of such subsidiaries or (y) repurchase or redeem for cash the Company’s preferred equity securities or preferred equity securities of such subsidiaries, in each case since the closing date of the Combination and (3) any incentive fee (as described below) paid to the Manager since the closing date of the Combination.
Incentive Fee
The incentive fee payable to the Manager is equal to the difference between (i) the product of (a) 20% and (b) the difference between (1) core earnings (as defined in the Management Agreement) for the most recent 12-month period (or the Closing Date if it has been less than 12 months since the Closing Date), including the current quarter, and (2) the product of (A) common equity (as defined in the Management Agreement) in the most recent 12-month period (or the Closing Date if it has been less than 12 months since the Closing Date), and (B) 7% per annum and (ii) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of the most recent 12-month period (or the Closing Date if it has been less than 12 months since the Closing Date), provided, however, that no incentive fee is payable with respect to any calendar quarter unless core earnings (as defined in the Management Agreement) is greater than zero for the most recently completed 12 calendar quarters (or the Closing Date if it has been less than 12 calendar quarters since the Closing Date).
The Company did not incur any incentive fees during the three months ended March 31, 2018.
Reimbursements of Expenses
Reimbursement of expenses related to the Company incurred by the Manager, including legal, accounting, financial, due diligence and other services are paid on the Company’s behalf by the OP or its designee(s). The Company reimburses the Manager for the Company’s allocable share of the salaries and other compensation of the Company’s chief financial officer and certain of its affiliates’ non-investment personnel who spend all or a portion of their time managing the Company’s affairs, and the Company’s share of such costs are based upon the percentage of such time devoted by personnel of our Manager (or its affiliates) to the Company’s affairs. The Company may be required to pay the Company’s pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager and its affiliates required for the Company’s operations.
Other Payables to Manager
Other payables to Manager include Combination related adjustments that consist of certain cash contributions from and distributions to Colony NorthStar or its subsidiaries on behalf of the CLNS Contributed Portfolio.
Manager Equity Plan
In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and Manager and/or employees thereof under the 2018 Equity Incentive Plan (the “2018 Plan”). In connection with this grant, the Company recognized share-based compensation expense of $0.3 million to its Manager within administrative expense in the consolidated statement of operations for the three months ended March 31, 2018. See Note 12, “Equity-Based Compensation” for further discussion of the 2018 Plan.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and payable to the Manager for the three months ended March 31, 2018 and the amount due to related party as of March 31, 2018 and December 31, 2017 (dollars in thousands):

Type of Fee or Reimbursement	Financial Statement Location	Due to Related Party as of December 31, 2017	Three Months Ended March 31, 2018			Due to Related Party as of March 31, 2018 (Unaudited)
			Combination Related Consideration	Incurred	Paid
Fees to Manager
Management	Fee expense	$—	$—	$8,000	$—	$8,000
Reimbursements to Manager
Operating costs	Administrative expense	—	—	1,715	—	1,715
Other
Other Payables to Manager	Additional paid-in capital	—	2,934	—	—	2,934
Liabilities assumed in the Combination	(1)	—	6,375	—	(6,375)	—
Total		$—	$9,309	$9,715	$(6,375)	$12,649
_________________________________________

(1)	Represents due to related party balance assumed as a result of the Combination. Refer to Note 3, “Business Combinations,” for further detail.
Expense Allocations
For the three months ended March 31, 2017, the Company’s consolidated financial statements present the operations of the CLNS Investment Entities as carved out from the financial statements of Colony NorthStar. Certain general and administrative costs borne by Colony NorthStar, including, but not limited to, compensation and benefits, and corporate overhead, have been allocated to the CLNS Investment Entities using reasonable allocation methodologies. Such costs do not necessarily reflect what the actual general and administrative costs would have been if the CLNS Investment Entities had been operating as a separate stand-alone public company. For the three months ended March 31, 2017, a total of $3.0 million of allocated expenses are included as a component of administrative expenses in the Company’s consolidated statements of operations.
Investment Activity
In November 2016, NorthStar II entered into a $284.2 million securitization financing transaction (“Securitization 2016-1”). Securitization 2016-1 was collateralized by a pool of 10 CRE debt investments with a committed aggregate principal balance of $254.7 million primarily originated by NorthStar II and three senior participations with a committed aggregate principal balance of $29.5 million originated by NorthStar I. An affiliate of the Manager was appointed special servicer of Securitization 2016-1. The transaction was approved by the NorthStar II’s board of directors, including all of its independent directors. Securitization 2016-1 was assumed by the Company in connection with the Combination.
In July 2017, NorthStar II entered into a joint venture with an affiliate of the Manager to make a $60.0 million investment in a $180.0 million mezzanine loan which was originated by such affiliate of the Manager. The transaction was approved by NorthStar II’s board of directors, including all of its independent directors. The investment was purchased by the Company in connection with the Combination. The Company’s interest in the joint venture is 50.0% and its interest in the underlying mezzanine loan is 33.3%. The Company’s total commitment is $60.0 million.

12.	Equity-Based Compensation
On January 29, 2018 the Company’s board of directors adopted the 2018 Plan. The 2018 Plan permits the grant awards with respect to 4.0 million shares of the Class A common stock, subject to adjustment pursuant to the terms of the 2018 Plan. Awards may be granted under the 2018 Plan to (x) the Manager or any employee, officer, director, consultant or advisor (who is a natural person) providing services to the Company, the Manager or their affiliates and (y) any other individual whose participation in the 2018 Plan is determined to be in the best interests of the Company. The following types of awards may be made under the 2018 Plan, subject to the limitations set forth in the plan: (i) stock options (which may be either incentive stock options or non-qualified stock options); (ii) stock appreciation rights (“SARs”); (iii) restricted stock awards; (iii) stock units; (iv) unrestricted stock awards; (v) dividend equivalent rights; (vi) performance awards; (vii) annual cash incentive awards; (viii) long-term incentive units; and (ix) other equity-based awards.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Shares subject to an award granted under the 2018 Plan will be counted against the maximum number of shares of Class A common stock available for issuance thereunder as one share of Class A common stock for every one share of Class A common stock subject to such an award. Shares subject to an award granted under the 2018 Plan will again become available for issuance under the 2018 Plan if the award terminates by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares (except as set forth in the following sentence). The number of shares of Class A common stock available for issuance under the 2018 Plan will not be increased by (i) any shares tendered or withheld in connection with the purchase of shares upon exercise of a stock option, (ii) any shares deducted or delivered in connection with the Company’s tax withholding obligations, or (iii) any shares purchased by the Company with proceeds from stock option exercises. The shares granted to the independent directors of the Company under the 2018 Plan vest in May 2019. Shares granted to non-independent directors, officers and the Manager under the 2018 Plan vest ratably in three annual installments beginning in March 2018.
The table below summarizes our awards granted or vested under the 2018 Plan during the three months ended March 31, 2018:

	Number of Shares
	Restricted Stock	Total	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2017	—	—	$—
Granted	1,003,818	1,003,818	19.39
Vested	—	—	—
Forfeited	—	—	—
Unvested shares at March 31, 2018	1,003,818	1,003,818	$19.39
No equity awards vested during the three months ended March 31, 2018. There was no equity-based compensation plan for the three months ended March 31, 2017. Fair value of vested awards is determined based on the closing price of the Company’s class A common stock on the date of grant for employee awards, and remeasured each period end based on the closing price of the Company’s class A common stock of such period end for non-employee awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations.
At March 31, 2018, aggregate unrecognized compensation cost for all unvested equity awards was $18.7 million, which is expected to be recognized over a weighted-average period of 2.9 years.

13.	Stockholders’ Equity
Authorized Capital
As of March 31, 2018, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 905.0 million shares of Class A common stock, 45.0 million shares of Class B-3 common stock, and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of March 31, 2018.
Dividends
During the three months ended March 31, 2018, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
February 26, 2018	March 8, 2018	March 16, 2018	$0.145
March 15, 2018	March 29, 2018	April 10, 2018	$0.145
Stock Repurchase Program
The Company’s board of directors authorized a stock repurchase program (the “Stock Repurchase Program”), under which the Company may repurchase up to $300.0 million of its outstanding Class A common stock until March 31, 2019. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, through tender offers or otherwise in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
As of March 31, 2018, the Company had not repurchased any shares under the Stock Repurchase Program.

14.	Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited partnership interests in the OP held by RED REIT. Net loss attributable to the noncontrolling interests is based on the limited partners’ ownership percentage of the OP and was $0.1 million for the three months ended March 31, 2018.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income attributable to noncontrolling interests in the investment entities for the three months

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ended March 31, 2018 was $2.4 million and net income attributable to noncontrolling interests in the investment entities for the three months ended March 31, 2017 was $9.1 million.

15.	Fair Value
Determination of Fair Value
The following is a description of the valuation techniques used to measure fair value of assets accounted for at fair value on a recurring basis and the general classification of these instruments pursuant to the fair value hierarchy.
PE Investments
The Company accounts for PE Investments at fair value which is determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets in the funds and discount rate. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 of the fair value hierarchy. The Company considers cash flow and NAV information provided by general partners of private funds and the implied yields of those funds in valuing its PE Investments. However, the Company has not elected the practical expedient to measure the fair value of its PE Investments using the NAV of the underlying funds.
Real Estate Securities
CRE securities are generally valued using a third-party pricing service or broker quotations. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain CRE securities may be valued based on a single broker quote or an internal price which may have less observable pricing, and as such, would be classified as Level 3 of the fair value hierarchy. Management determines the prices are representative of fair value through a review of available data, including observable inputs, recent transactions as well as its knowledge of and experience in the market.
Investing VIEs
As discussed in Note 7, “Real Estate Securities, Available for Sale,” the Company has elected the fair value option for the financial assets and liabilities of the consolidated Investing VIEs. The Investing VIEs are “static,” that is no reinvestment is permitted and there is very limited active management of the underlying assets. The Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the Investing VIEs are more observable, but in either case, the methodology results in the fair value of the assets of the securitization trusts being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of the securitization trusts are more observable, since market prices for the liabilities are available from a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The financial assets of the securitization trusts are not readily marketable and their fair value measurement requires information that may be limited in availability.
In determining the fair value of the trusts’ financial liabilities, the dealers will consider contractual cash payments and yields expected by market participants. Dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. The Company’s collateralized mortgage obligations are classified as Level 2 of the fair value hierarchy, where a third-party pricing service or broker quotations are available, and as Level 3 of the fair value hierarchy, where internal price is utilized which may have less observable pricing. In accordance with ASC 810, Consolidation, the assets of the securitization trusts are an aggregate value derived from the fair value of the trust’s liabilities, and the Company has determined that the valuation of the trust’s assets in their entirety including its retained interests from the securitizations (eliminated in consolidation in accordance with U.S. GAAP) should be classified as Level 3 of the fair value hierarchy.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2018 (Unaudited)				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures(1)	$—	$—	$257,495	$257,495	$—	$—	$24,717	$24,717
Real estate securities, available for sale	—	176,194	—	176,194	—	—	—	—
Mortgage loans held in securitization trusts, at fair value	—	—	3,193,298	3,193,298	—	—	—	—
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$3,051,315	$—	$3,051,315	$—	$—	$—	$—
_________________________________________

(1)	Represents investments for which the Company elected fair value option.
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2018 and year ended December 31, 2017 (dollars in thousands):

	Three Months Ended March 31, 2018 (Unaudited)		Year Ended December 31, 2017
	PE Investments	Mortgage loans held in securitization trusts (1)	PE Investments
Beginning balance	$24,417	$—	$—
Contributions(2)/purchases	243,786	3,327,199	72,325
Distributions/paydowns	(15,946)	(111,181)	(49,344)
Equity in earnings	6,320	—	6,829
Unrealized loss in earnings	(1,082)	(22,720)	(5,393)
Ending balance	$257,495	$3,193,298	$24,417
_________________________________________

(1)
For the three months ended March 31, 2018, unrealized loss of $22.7 million related to mortgage loans held in securitization trusts, at fair value was offset by unrealized gain of $23.2 million related to mortgage obligations issued by securitization trusts, at fair value.

(2)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.
For the three months ended March 31, 2018 and the year ended December 31, 2017, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. For the three months ended March 31, 2018 and the year ended December 31, 2017, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.1% to 20.0% and 11.1% to 12.4%, respectively, and timing and amount of expected future cash flow. For the three months ended March 31, 2018, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included yields ranging from 9.6% to 14.2% and a weighted average life of 6.2 years. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the three months ended March 31, 2018, the Company recorded a net unrealized gain of $0.5 million related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
For the three months ended March 31, 2018, the Company recorded an unrealized loss on PE Investments of $1.1 million. These amounts, when incurred, are recorded as equity in earnings of unconsolidated ventures in the consolidated statements of operations.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of March 31, 2018 and December 31, 2017, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
Fair Value of Financial Instruments
In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosure of estimated fair value of financial instruments was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018 (Unaudited)				December 31, 2017
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans held for investment, net	$1,805,636	(2)	$1,816,218	$1,814,530	$1,307,740	(2)	$1,300,784	$1,311,783
Financial liabilities:(1)
Securitization bonds payable, net	$172,145		$172,113	$172,113	$108,794		$108,679	$108,974
Mortgage notes payable, net	929,598		924,018	885,756	284,035		280,982	282,333
Master repurchase facilities	602,277		602,277	602,277	—		—	—
_________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $68.3 million and $19.2 million as of March 31, 2018 and December 31, 2017, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of the reporting date. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Loans Held for Investment, Net
For loans held for investment, net, fair values were determined: (i) by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or (ii) based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy. Carrying values of loans held for investment are presented net of allowance for loan losses, where applicable.
Securitization Bonds Payable, Net
Securitization bonds payable, net are valued using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy.
Mortgage and Other Notes Payable, Net
For mortgage and other notes payable, net, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Other
The carrying values of cash, interest receivable, accounts receivable, interest payable, and accounts payable approximate fair value due to their short term nature and credit risk, if any, are negligible.

16.	Segment Reporting
The Company currently conducts its business through the following five segments, which are based on how management reviews and manages its business:

•
Loan Portfolio - Focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, mezzanine loans, and preferred equity interests as well as participations in such loans. The CRE Debt segment also includes real estate acquired in settlement of loans as well as ADC arrangements accounted for as equity method investments.

•	CRE Debt Securities - Focused on investing in CMBS (including “B-pieces” of a CMBS securitization pool) or CRE CLOs (collateralized by pools of CRE debt instruments).

•
Net Leased Real Estate - Focused on direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes.

•	Other - The other segment includes direct investments in non-core operating real estate such as multi-tenant office and multifamily residential assets as well as PE Investments.

•	Corporate - The corporate segment includes corporate level asset management and other fees, related party and general and administrative expenses.
The Company may also own investments indirectly through a joint venture.
Following the Combination, the following changes were made to the Company’s operating segments:

•	The acquired CRE securities formed the new CRE debt securities segment

•	The net leased real estate of the combined organization is aggregated into the net leased real estate segment

•	All non-core operating real estate and PE Investments of the combined organization is aggregated into the other segment

•
The corporate segment consists of corporate level cash and corresponding interest income, fixed assets, corporate level financing and related interest expense, expense for management fees and cost reimbursement to the Manager, as well as Combination-related transaction costs.

The Company primarily generates revenue from net interest income on the loan and securities portfolios, rental and other income from its net leased, multi-tenant office and multifamily real estate assets, as well as equity in earnings of unconsolidated ventures, including from PE Investments. CRE debt securities include the Company’s investment in the subordinate tranches of the securitization trusts which are eliminated in consolidation. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three months ended March 31, 2018 and 2017 (dollars in thousands):

Three Months Ended March 31, 2018	Loan	CRE Debt Securities	Net leased real estate	Other	Corporate(1)	Total
Net interest income	$28,232	$2,902	$—	$—	$(823)	$30,311
Property and other income	2,237	2	12,442	14,204	177	29,062
Management fee expense	—	—	—	—	(8,000)	(8,000)
Property operating expense	(1,223)	—	(4,106)	(6,390)	—	(11,719)
Transaction, investment and servicing expense	(441)	—	(10)	(12)	(30,478)	(30,941)
Interest expense on real estate	(223)	—	(3,498)	(2,672)	—	(6,393)
Depreciation and amortization	(677)	—	(6,570)	(11,545)	—	(18,792)
Administrative expense	(135)	84	(1)	(4)	(3,172)	(3,228)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	(110)	—	—	607	497
Other gain on investments, net	442	—	23	—	—	465
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	28,212	2,878	(1,720)	(6,419)	(41,689)	(18,738)
Equity in earnings of unconsolidated ventures	10,550	—	—	5,238	—	15,788
Income tax benefit (expense)	816	—	—	(267)	—	549
Net income (loss)	$39,578	$2,878	$(1,720)	$(1,448)	$(41,689)	$(2,401)
_________________________________________

(1)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended March 31, 2018, $0.6 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

Three Months Ended March 31, 2017	Loan	Net leased real estate	Other	Corporate	Total
Net interest income	$29,047	$—	$—	$—	$29,047
Property and other income	724	4,576	—	—	5,300
Property operating expense	(537)	(1,074)	—	—	(1,611)
Transaction, investment and servicing expense	(614)	(87)	—	—	(701)
Interest expense on real estate	—	(976)	—	—	(976)
Depreciation and amortization	(97)	(2,188)	—	—	(2,285)
Administrative expense	(65)	—	—	(2,947)	(3,012)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	28,458	251	—	(2,947)	25,762
Equity in earnings of unconsolidated ventures	4,209	—	1,829	—	6,038
Income tax benefit (expense)	—	—	223	—	223
Net income (loss)	$32,667	$251	$2,052	$(2,947)	$32,023
The following table presents total assets by segment as of March 31, 2018 and December 31, 2017 (dollars in thousands):

Total Assets	Loan(1)	CRE Debt Securities	Net leased real estate	Other(1)(2)	Corporate(3)	Total
March 31, 2018 (Unaudited)	$2,590,367	$3,597,300	$741,861	$1,148,338	$43,039	$8,120,905
December 31, 2017	1,573,714	—	241,271	24,417	—	1,839,402
_________________________________________

(1)	Includes investments in unconsolidated ventures totaling $179.3 million as of December 31, 2017.

(2)	Includes investments in unconsolidated ventures totaling $756.5 million and $24.4 million as of March 31, 2018 and December 31, 2017, respectively.

(3)	Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trusts in consolidation.

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Long-lived assets comprise real estate, deferred leasing costs and intangible assets, all of which are located in the United States. Geography information on total income, which includes earnings from investments in unconsolidated ventures, is presented as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Total income by geography:
United States	$107,815	$45,590
Other	—	899
Total	$107,815	$46,489

17.	Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2018 and 2017 consist of the following (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(2,401)	$32,023
Net (income) loss attributable to noncontrolling interests:
Investment Entities	(2,370)	(9,137)
Operating Partnership(1)	57	(2,075)
Net income (loss) attributable to Colony NorthStar Credit Real Estate, Inc. common stockholders	$(4,714)	$20,811

Numerator:
Net (income) loss allocated to participating securities (nonvested shares)	(146)	—
Net income (loss) attributable to common stockholders	$(4,860)	$20,811

Denominator:
Weighted average shares outstanding(2)	98,662	44,399

Net income (loss) per common share - basic and diluted (3)	$(0.05)	$0.47
_________________________________________

(1)
For earnings per share for the three months ended March 31, 2017, the Company allocated Company OP’s share of net income as if Company OP held 3,075,623 CLNC OP Units during the period for comparative purposes. The CLNC OP units were not issued until January 31, 2018.

(2)
For earnings per share, the Company assumes 44.4 million shares of class B-3 common stock were outstanding prior to January 31, 2018 to reflect the standalone pre-merger financial information of the CLNS Investment Entities, the Company’s predecessor for accounting purposes.

(3)	Excludes 3,075,623 CLNC OP Units, which are redeemable for cash, or at the Company’s option, shares of Class A common stock on a one-for-one basis, and therefore would not be dilutive.

18.	Subsequent Events
Dividends
On April 16, 2018, the Company’s Board of Directors declared a monthly cash dividend of $0.145 per share of Class A common stock and Class B-3 common stock for the month ended April 30, 2018. The common stock dividend was paid on May 10, 2018 to stockholders of record on April 30, 2018. These distributions represent an annualized dividend of $1.74 per share of Class A common stock and Class B-3 common stock.
On May 3, 2018, the Company’s Board of Directors declared a monthly cash dividend of $0.145 per share of Class A common stock and Class B-3 common stock for the month ended May 31, 2018. The common stock dividend will be paid on June 11, 2018 to stockholders of record on May 31, 2018. These distributions represent an annualized dividend of $1.74 per share of Class A common stock and Class B-3 common stock.
New Investments
Loans Held for Investment
In April 2018, the Company originated a $36.5 million (including $1.5 million of future funding commitments) first mortgage loan, secured by a multifamily property located in Oxnard, CA. The loan bears interest at 7.5% plus LIBOR at origination. The rate will be automatically reduced to 5.2% plus LIBOR after certain conditions are satisfied.
In May 2018, the Company acquired an $89.1 million (at par) preferred equity investment in an investment vehicle that owns a seven-property office portfolio located in the New York metropolitan area from an affiliate of the Company’s Manager. The sponsor has invested and maintained approximately $87.0 million in contributions to the investment vehicle. The position includes a diversified tenant mix with minimal turnover and concentration, and provides seniority to the sponsor’s cash flow, with interest reserves and replenishment requirements. The acquisition was approved by the audit committee of Company’s board of directors.
Real Estate Securities
In April 2018, the Company purchased two CMBS investments with an aggregate face value of $18.1 million at an aggregate discount to par of $4.0 million, or 21.8%.
Master Repurchase Agreements
On April 20, 2018, the Company consolidated two previous master repurchase agreements and entered into a restated and amended three-year master repurchase agreement with a major financial institution. This agreement provides up to $500.0 million to finance CMBS.
On April 23, 2018, the Company entered into a three-year master repurchase agreement with a major financial institution through its indirectly wholly owned subsidiaries. This agreement provides up to $300.0 million to finance the Company’s lending activities. Assets pledged as collateral under this agreement are limited to first mortgage loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate.
On April 26, 2018, the Company entered into a three-year master repurchase agreement with a major financial institution through a subsidiary. This agreement provides up to $500.0 million to finance the Company’s lending activities. Assets pledged as collateral under this agreement are limited to first mortgage loans, mezzanine loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate.
The Company has the option to extend these agreements subject to a number of conditions. These agreements will act as revolving credit facilities that can be paid down and subsequently re-drawn subject to the satisfaction of customary conditions precedent.
Other
In April 2018, two separate hospitality loans with total outstanding principal balances of $117.0 million matured but failed to meet extension tests per the respective loan agreements and are in default as of the date of this filing. The loans are current with regards to their interest payments. The Company is in discussions with the borrowers to resolve the matters.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as the information contained in our Form 10-K for the year ended December 31, 2017, which is accessible on the SEC’s website at www.sec.gov.
Introduction
We are a CRE credit REIT focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE senior mortgage loans, mezzanine loans, preferred equity, debt securities and net leased properties predominantly in the United States. CRE debt investments include senior mortgage loans, mezzanine loans, preferred equity, and participations in such loans and preferred equity interests. CRE debt securities primarily consist of commercial mortgage backed securities (“CMBS”) (including “B-pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (collateralized by pools of CRE debt investments). Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes.
We were organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony NorthStar, a publicly traded REIT listed on the NYSE under the ticker symbol “CLNS,” made an initial capital contribution of $1,000 to us. We intend to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ending December 31, 2018. We conduct all of our activities and hold substantially all of our assets and liabilities through our operating subsidiary, Credit RE Operating Company, LLC (the “Operating Partnership” or “OP”). At March 31, 2018, we owned 97.6% of the OP, as its sole managing member. The remaining 2.4% is owned primarily by our affiliate as noncontrolling interests.
We are externally managed by a subsidiary of Colony NorthStar, a NYSE-listed global real estate and investment management firm with over $23 billion of total consolidated assets and over $27 billion of assets under management. As of March 31, 2018, Colony NorthStar owned approximately 37% of our common equity on a fully diluted basis, evidencing a strong alignment of interests between Colony NorthStar and our other stockholders.
Combination
On January 31, 2018, our Combination among the CLNS Contributed Portfolio, NorthStar I, and NorthStar II was completed in an all-stock exchange.
The Combination created a prominent publicly listed real estate credit REIT. Our senior executives include Kevin P. Traenkle as the Chief Executive Officer and Sujan S. Patel as the Chief Financial Officer. Our board of directors consists of seven directors, four of whom are independent.
Refer to Note 3, “Business Combinations” to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for further information related to the Combination. Additional information about the Combination and the Combination Agreement are set forth in the joint proxy statement/prospectus on Form S-4 initially filed by us on November 21, 2017 as amended from time to time and the Current Report on Form 8-K filed by us on January 29, 2018.
Our Manager
We are externally managed by a subsidiary of Colony NorthStar. Colony NorthStar and its predecessors have a 26-year track record and have made over $100 billion of investments. Colony NorthStar’s senior management team, which is led by Executive Chairman Thomas J. Barrack, Jr. and Chief Executive Officer and President Richard B. Saltzman, has a long track record and extensive experience managing and investing in our target assets and other real estate-related investments through a variety of credit cycles and market conditions. Colony NorthStar’s global footprint and corresponding network provides its investment and asset management teams with proprietary market knowledge, exceptional sourcing capabilities and the local presence required to identify, execute and manage complex transactions. Colony NorthStar’s successful history of external management includes its previous management of Colony Financial, its current management of NorthStar Realty Europe Corp., a publicly traded REIT focused on European CRE with nearly $2 billion in assets, and its management of various non-traded REITs with in excess of $3 billion of equity commitments.
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
Our operating segments include the loan portfolio, CRE debt securities, net leased real estate, other, and corporate. Our target assets, as more fully described below, are included in different operating segments. Senior mortgage loans, mezzanine loans and preferred equity are included in the loan portfolio segment. Refer to Note 16, “Segment Reporting,” for further discussion of our operating segments.
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

•
CRE Debt Securities. We may make investments that consist of bonds comprising certain tranches of CRE securitization pools, such as CMBS (including “B-pieces” of a CMBS securitization pool) or CLOs (collateralized by pools of CRE debt instruments). These bonds may be investment grade or below investment grade and are collateralized by CRE debt, typically secured by senior mortgage loans and may be fixed rate or floating rate securities. Due to their first-loss position, CMBS B-pieces are typically offered at a discount to par. These investments typically carry a 10-year weighted average life due to prepayment restrictions. We generally intend to hold these investments through maturity, but may, from time to time, opportunistically sell positions should liquidity become available or be required.

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

Highlights
Significant developments affecting our business and results of operations for the three months ended March 31, 2018 include:

•	Completed the Combination of the CLNS Contributed Portfolio, NorthStar I and NorthStar II on January 31, 2018 in an all-stock transaction;

•	Completed listing on the NYSE under the ticker symbol “CLNC” on February 1, 2018;

•	Secured $400.0 million corporate revolving credit facility with a maturity of February 1, 2022, with two six-month extension options, at our election;

•	Deployed $228.0 million of capital;

•	Announced the approval of a $300.0 million stock repurchase program of our outstanding Class A common stock, through which no stock has yet been repurchased; and

•	Declared and paid a monthly dividend of $0.145 per share of Class A and Class B-3 common stock for February and March 2018.

Results of Operations
As a result of the Combination, comparisons of our period to period financial information as set forth herein may not be meaningful. The historical financial information included herein as of any date, or for any periods, on or prior to January 31, 2018, represents the pre-merger financial information of the CLNS Investment Entities, our accounting predecessor, on a stand-alone basis. The CLNS Investment Entities represent only a portion of our business following the Combination and therefore does not represent the results of operations the Company would have had for any period prior to the Combination. As of February 1, 2018, our results of operations reflect our operation following the Combination of our accounting predecessor, the CLNS Investment Entities, and NorthStar I and NorthStar II. The results of operations of NorthStar I and NorthStar II are incorporated into ours effective from February 1, 2018.
Comparison of the Three Months Ended March 31, 2018 to 2017 (Dollars in Thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
Net interest income
Interest income	$36,139	$35,151	$988	2.8%
Interest expense on loans held for investment	(7,415)	(6,104)	1,311	(21.5)%
Interest income on mortgage loans held in securitization trusts	25,865	—	25,865	100.0%
Interest expense on mortgage obligations issued by securitization trusts	(24,278)	—	(24,278)	100.0%
Net interest income	30,311	29,047	1,264	4.4%

Property and other income
Property operating income	28,545	5,139	23,406	455.5%
Other income	517	161	356	221.1%
Total property and other income	29,062	5,300	23,762	448.3%

Expenses
Management fee expense	8,000	—	8,000	100.0%
Property operating expense	11,719	1,611	10,108	627.4%
Transaction, investment and servicing expense	30,941	701	30,240	4,313.8%
Interest expense on real estate	6,393	976	5,417	555.0%
Depreciation and amortization	18,792	2,285	16,507	722.4%
Administrative expense (including $285 and $0 of equity-based compensation expense)	3,228	3,012	216	7.2%
Total expenses	79,073	8,585	70,488	821.1%

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	497	—	497	100.0%
Other gain on investments, net	465	—	465	100.0%
Loss before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(18,738)	25,762	(44,500)	(172.7)%
Equity in earnings of unconsolidated ventures	15,788	6,038	9,750	161.5%
Income tax benefit	549	223	326	146.2%
Net income (loss)	$(2,401)	$32,023	$(34,424)	(107.5)%
Net Interest Income
Interest income
Interest income increased by $1.0 million to $36.1 million for the three months ended March 31, 2018 due to an increase of $19.1 million related to the acquisition of NorthStar I and NorthStar II, partially offset by $18.1 million decrease in the CLNS Investment Entities primarily driven by the deconsolidation of certain investment entities.

Interest expense on loans held for investment
Interest expense increased by $1.3 million to $7.4 million due to a $5.1 million increase as a result of the acquisition of NorthStar I and NorthStar II, partially offset by a $3.8 million decrease in CLNS Investment Entities primarily driven by the deconsolidation of certain investment entities.
Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net was $1.6 million and relates to our investment in the subordinate tranches of the consolidated securitization trusts acquired as a result of the Combination.
Property and other income
Property operating income
Property operating income increased by $23.4 million to $28.5 million primarily as a result of the properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Expenses
Management fee expense
Management fee expense represents fees paid to our Manager in accordance with the Management Agreement. During the three months ended March 31, 2018, management fee expense was $8.0 million. We entered into the Management Agreement on January 31, 2018 and therefore we did not incur any management fee expenses prior to this date.
Property operating expense
Property operating expense increased by $10.1 million to $11.7 million primarily as a result of the properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Transaction, investment and servicing expense
Transaction, investment and servicing expense represents costs such as professional fees associated with new investments and transactions. Transaction, investment and servicing expense increased by $30.2 million to $30.9 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily as a result of costs associated with the Combination.
Interest expense on real estate
Interest expense on real estate increased by $5.4 million to $6.4 million primarily as a result of the properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Depreciation and amortization
Depreciation and amortization expense increased by $16.5 million to $18.8 million primarily as a result of the properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the three months ended March 31, 2018, we recorded an unrealized gain on mortgage loans and obligations held in securitization trusts, net of $0.5 million which represents the change in the fair value of the consolidated assets and liabilities of our investment in the subordinate tranches of the securitization trusts acquired as a result of the Combination.
Other gain on investments, net
During the three months ended March 31, 2018, we recorded a $0.5 million gain realized on the foreclosure of a loan held for investment.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures increased by $9.8 million to $15.8 million primarily driven by investments acquired as a result of the acquisition of NorthStar I and NorthStar II.

Income tax benefit
For the three months ended March 31, 2018 and 2017, we recorded income tax benefit of $0.5 million and $0.2 million, respectively, related to our PE Investments.
Our Portfolio
As of March 31, 2018, our portfolio consisted of 153 investments representing approximately $7.6 billion in book value (excluding cash, cash equivalents and certain other assets). Our loan portfolio consisted of 83 senior mortgage loans, mezzanine loans and preferred equity investments and had a weighted average cash coupon of 8.0% and a weighted average all-in levered yield of 8.2%. Our CRE debt securities portfolio had a weighted average cash coupon of 3.7%. Our owned real estate portfolio (including net lease and other real estate) consisted of approximately 12.7 million total square feet of space and the total annualized base rent of that portfolio was approximately $134.6 million (based on leases in place as of March 31, 2018).
As of March 31, 2018, our portfolio consisted of the following investments (dollars in thousands):

Asset	Count	Book value	Noncontrolling interest(1)	Book value at our share(2)
Senior mortgage loans(3)	56	$1,597,868	$9,176	$1,588,692
Mezzanine loans(4)	22	534,776	9,177	525,599
Preferred equity(5)	5	182,549	—	182,549
CMBS(6)	42	350,896	32,719	318,177
Mortgage loans held in securitization trusts(6)	—	3,018,603	—	3,018,603
Owned real estate-Net lease(7)	10	713,574	35,078	678,496
Owned real estate-Other(7)(8)	12	894,752	134,934	759,818
Private equity interests	6	257,495	—	257,495
Total	153	$7,550,513	$221,084	$7,329,429
_________________________________________

(1)	Non-controlling interest (“NCI”) represent interests in assets held by third party partners.

(2)	Book value at our share represents the proportionate book value based on our ownership by asset; book values at our share for securitization assets are net of the accounting impact from consolidation.

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

(4)	Mezzanine loans include other subordinated loans.

(5)	Preferred equity balances include $41.9 million of book value at our share attributable to related equity participation interests.

(6)
Mortgage loans held in securitization trusts includes $3.2 billion of book value assets in three securitization trusts in which we own the controlling class of securities and therefore consolidate. The consolidated liabilities related to these consolidated assets are $3.1 billion. The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by the securitization trusts was $142.0 million as of March 31, 2018 and approximates the fair value of the Company’s underlying investments in the subordinate tranches of the securitization trusts.

(7)	Owned real estate - net lease and owned real estate - other include deferred leasing costs and intangible assets.

(8)	Owned real estate - other consists of multi-tenant office and multifamily residential assets.

The following charts illustrate the diversification of our portfolio (not including CMBS, mortgage loans held in securitization trusts, and private equity interests) based on investment type, underlying property type, and geography, as of March 31, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Investment Type	Property Type

Geography

_________________________________________

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

(2)	Mezzanine loans include other subordinated loans.

(3)	Preferred equity balances include $41.9 million of book value at our share attributable to related equity participation interests.

(4)	Various includes one non-U.S. collateral asset.
Underwriting Process
We use a rigorous investment and underwriting process that has been developed and utilized by our Manager’s and its affiliates’ senior management teams leveraging their extensive commercial real estate expertise over many years and real estate cycles which focuses on some or all of the following factors designed to ensure each investment is evaluated appropriately: (i) macroeconomic conditions that may influence operating performance; (ii) fundamental analysis of underlying real estate, including tenant rosters, lease terms, zoning, necessary licensing, operating costs and the asset’s overall competitive position in its market; (iii) real estate market factors that may influence the economic performance of the investment, including leasing conditions and overall competition; (iv) the operating expertise and financial strength and reputation of a tenant, operator, partner or borrower; (v) the cash flow in place and projected to be in place over the term of the investment and potential return; (vi) the appropriateness of the business plan and estimated costs associated with tenant buildout, repositioning or capital improvements; (vii) an internal and third-party valuation of a property, investment basis relative to the competitive set and the ability to liquidate an investment through a sale or refinancing; (viii) review of third-party reports including appraisals, engineering and environmental reports; (ix) physical inspections of properties and markets; (x) the overall legal structure of the investment, contractual implications and the lenders’ rights; and (xi) the tax and accounting impact.
The following section describes the major CRE asset classes in which we may invest and actively manage to maximize value and to protect capital.

Loan Portfolio
Our loan portfolio consists of senior mortgage loans, mezzanine loans and preferred equity interests, some of which have equity participation interests.
The following table provides a summary of our loan portfolio as of March 31, 2018 (dollars in thousands):

		Book Value			Principal Balance			Weighted Average(5)
Asset	Count	Book value	NCI	Book value at our share(4)	Principal balance	NCI	Principal balance value at our share(4)	Cash Coupon(6)	All-in yield(7)	Remaining term(8)	Extended remaining term(9)
Senior loans(1)	56	$1,597,868	$9,176	$1,588,692	$1,594,386	$17,838	$1,576,548	6.8%	7%	1.2	2.9
Mezzanine loans(2)	22	534,776	9,177	525,599	523,954	9,201	514,753	10.4%	11.6%	2.1	3.2
Preferred equity(3)	5	182,549	—	182,549	134,874	—	134,874	12.4%	9.6%	7.5	7.6
Total / Weighted average	83	$2,315,193	$18,353	$2,296,840	$2,253,214	$27,039	$2,226,175	8.0%	8.2%	1.9	3.3
_________________________________________

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

(2)	Mezzanine loans include other subordinated loans.

(3)	Preferred equity balances include $41.9 million of book value at our share attributable to related equity participation interests.

(4)	Book and principal value at our share represents the proportionate book and principal value based on our ownership by asset.

(5)	Weighted average metrics weighted by book value at our share, except for cash coupon which is weighted by principal balance value at our share.

(6)	Represents the stated coupon on loans; for floating rate loans, assumes USD 1-month LIBOR, which was 1.88% as of March 31, 2018.

(7)
In addition to cash coupon, all-in yield includes non-cash payment in-kind interest income and the accrual of both extension and exit fees. All-in yield for the loan portfolio assumes the applicable floating benchmark rate as of March 31, 2018 for weighted average calculations.

(8)	Represents the remaining term based on the current contractual maturity date of loans.

(9)
Represents the remaining term based on a maximum maturity date assuming all extension options on loans are exercised by the borrower term based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.

The following table details our loan portfolio by rate-type as of March 31, 2018 (dollars in thousands):

		Book Value			Principal Balance			Unfunded Loan Commitments			Weighted Average(2)
	Number of loans	Book value	NCI	Book value at our share(1)	Principal balance	NCI	Principal balance at our share(1)	Unfunded loan commitments	NCI	Unfunded loan commitments at our share(1)	Spread to LIBOR	All-in yield(3)	Remaining term(4)	Extended remaining term(5)
Floating rate loans	62	$1,784,144	$18,191	$1,765,953	$1,770,004	$18,159	$1,751,845	$70,117	$533	$69,584	5.4%	7.3%	1.2	2.9
Fixed rate loans(6)	21	531,049	162	530,887	483,210	8,880	474,330	1,712	—	1,712	—%	11.2%	4.4	4.9
Total/ Weighted average	83	$2,315,193	$18,353	$2,296,840	$2,253,214	$27,039	$2,226,175	$71,829	$533	$71,296	4.3%	8.2%	1.9	3.3
_________________________________________

(1)
Book value at our share represents the proportionate book value, principal value, and unfunded loan commitments based on our ownership by asset. Principal balance at our share represents the proportionate principal value based on our ownership by asset.

(2)	Weighted average metrics weighted by book value at our share, except for spread to LIBOR which is weighted by principal balance value at our share.

(3)
In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the loan portfolio assumes the applicable floating benchmark rate as of March 31, 2018 for weighted average calculations.

(4)	Represents the remaining term in years based on the original maturity date or current extension maturity date of loans.

(5)	Represents the remaining term in years based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.

(6)	Includes preferred equity investments.

The following table details the types of properties securing our loan portfolio and geographic distribution as of March 31, 2018 (dollars in thousands):

Collateral property type	Book value	NCI	Book value at our share(1)	% of total
Office	$222,378	$4,212	$218,166	10%
Multifamily	319,104	—	319,104	14%
Industrial	163,586	—	163,586	7%
Hotel	922,993	7,337	915,656	40%
Retail	472,756	6,357	466,399	20%
Other(2)	214,376	447	213,929	9%
Total	$2,315,193	$18,353	$2,296,840	100%

Region	Book value	NCI	Book value at our share(1)	% of total
West	$964,523	$10,301	$954,222	42%
Northeast	512,648	2,376	510,272	22%
Southwest	237,576	850	236,726	10%
Southeast	412,561	3,089	409,472	18%
Midwest	167,260	1,737	165,523	7%
Other(3)	20,625	—	20,625	1%
Total	$2,315,193	$18,353	$2,296,840	100%
_________________________________________

(1)	Book value at our share represents the proportionate book value based on our ownership by asset.

(2)	Other includes manufactured housing communities and commercial and residential development and predevelopment assets.

(3)	Other includes one non U.S. collateral asset.
The following charts illustrate the diversification of our loan portfolio based on interest rate category, property type, and geography as of March 31, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Fixed Floating	Property Type

Geography

In March 2018, the borrower on our $260.2 million NY hospitality loan failed to make its interest payment. We have placed the loan on non-accrual status and have commenced discussions with the borrower to resolve the matter. No provision for loan loss was recorded during the three months ended March 31, 2018 as we believe sufficient collateral value exists to cover the outstanding loan balances. These discussions typically include numerous points of negotiation as we and the borrower work towards a settlement or other alternative resolution, which can impact the potential for loan repayment or receipt of collateral.
CRE Debt Securities
The following table presents an overview of our CRE debt securities portfolio as of March 31, 2018 (dollars in thousands):

					Weighted Average(3)
CRE Debt Securities by ratings category(1)	Number of Securities	Book value	NCI	Book value at our share(2)	Cash coupon	Weighted Average term	Ratings
Investment grade rated	29	$173,911	$—	$173,911	3.3%	8.2	BBB-
Non-investment grade rated	10	118,842	32,719	86,123	4.2%	6	BB-
Non-rated	3	58,143	—	58,143	4.3%	5.3	—
Total/Weighted Average	42	$350,896	$32,719	$318,177	3.7%	7.1	—
_________________________________________

(1)	As of March 31, 2018, all CRE debt securities consisted of CMBS.

(2)	Book value at our share represents the proportionate book value based on our ownership by asset; at our share values for securitization assets are presented net of the impact from consolidation.

(3)	Weighted average metrics weighted by book value at our share, except for cash coupon which is weighted by principal balance value at our share.
Owned Real Estate
Our operating real estate investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity. In addition, we may own operating real estate investments through joint ventures with one or more partners. As part of our real estate properties strategy, we explore a variety of real estate investments including multi-tenant office, multifamily, student housing and industrial. These properties are typically well-located with strong operating partners and we believe offer both attractive cash flow and returns.

As of March 31, 2018, $1.6 billion, or 21.3%, of our assets were invested in real estate properties and our portfolio was 93% occupied. The following table presents our real estate property investments as of March 31, 2018 (dollars in thousands):

Property Type	Book value	NCI	Book value at our share(1)	% of total	Number of Properties	Number of Buildings	Total Square Feet	Units	% leased	Weighted average lease term(2)	Total annualized base rent(3)
Net lease
Industrial	$504,329	$35,077	$469,252	31%	45	45	8,792,792	—	95%	3.8	$35,264
Office	136,678	—	136,678	9%	4	4	841,689	—	75%	4.4	$8,042
Retail	72,566	—	72,566	5%	10	10	467,971	—	100%	5.2	$5,704
Total net-lease	713,573	35,077	678,496	45%	59	59	10,102,452	—	91%	4.0	$49,010

Other
Office	606,791	70,942	535,849	38%	16	33	2,600,882	—	89%	4.6	$55,258
Multifamily	279,952	63,711	216,241	17%	6	107	—	3,721	92%	n/a	$30,369
Other(4)	8,009	281	7,728	—%	1	1	n/a	n/a	n/a	n/a	n/a
Total other	894,752	134,934	759,818	55%	23	141	2,600,882	3,721	90%	4.6	$85,628

Total	$1,608,325	$170,011	$1,438,314	100%	82	200	12,703,334	3,721	91%	4.3	$134,637
__________________________________________

(1)	Book value at our share represents the proportionate book value based on our ownership by asset.

(2)
The calculation of weighted average lease term is based on leases in-place (defined as occupied and paying leases) as of March 31, 2018; assumes that no renewal options are exercised and is weighted by book value at our share.

(3)	Total annualized base rent is based on in-place leases multiplied by 12, excluding straight-line adjustments and rent concessions as of March 31, 2018.

(4)	Other owned real estate includes hotel assets and residential development and predevelopment assets.
The following charts illustrate the diversification of our net lease real estate portfolio based on property type and geography as of March 31, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

The following charts illustrate the diversification of our other real estate portfolio based on property type and geography as of March 31, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

Non-GAAP Supplemental Financial Measures
Core Earnings
We present Core Earnings, which is a non-GAAP supplemental financial measure of our performance. We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with U.S. GAAP. This supplemental financial measure helps us to evaluate our performance excluding the effects of certain transactions and U.S GAAP adjustments that we believe are not necessarily indicative of our current portfolio and operations. We also use Core Earnings to determine the incentive fees we pay to our Manager. For information on the fees we pay our Manager, see Note 11, “Related Party Arrangements” to our condensed consolidated financial statements included in this Form 10-Q. In addition, the Company believes that its investors also use Core Earnings or a comparable supplemental performance measure to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of Core Earnings is useful to its investors.
We define Core Earnings as U.S. GAAP net income (loss) attributable to our common stockholders (or, without duplication, the owners of the common equity of our direct subsidiaries, such as our OP) and excluding (i) non-cash equity compensation expense, (ii) the expenses incurred in connection with our formation, (iii) the incentive fee, (iv) acquisition costs from successful acquisitions, (v) depreciation and amortization, (vi) any unrealized gains or losses or other similar non-cash items that are included in net income for the current quarter, regardless of whether such items are included in other comprehensive income or loss, or in net income, (vii) one-time events pursuant to changes in U.S. GAAP and (viii) certain material non-cash income or expense items that in the judgment of management should not be included in Core Earnings. For clauses (vii) and (viii), such exclusions shall only be applied after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.
Core Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to U.S. GAAP net income or an indication of our cash flows from operating activities determined in accordance with U.S. GAAP, a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating Core Earnings may differ from methodologies employed by other companies to calculate the same or similar non-GAAP supplemental financial measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other companies.

The following table presents a reconciliation of net income (loss) attributable to common stockholders to Core Earnings attributable to common stockholders (dollars and share amounts in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to Colony NorthStar Credit Real Estate, Inc. common stockholders	$(4,714)	$22,886
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	(57)	—
Non-cash equity compensation expense	285	—
Transaction costs	30,179	—
Depreciation and amortization	18,834	2,250
Net unrealized gain (loss) on investments	1,304	—
Adjustments related to non-controlling interests	(1,442)	—
Core Earnings attributable to Colony NorthStar Credit Real Estate, Inc. common stockholders	$44,389	$25,136
Core Earnings per share(1)	$0.44	$0.53
Weighted average number of common shares and OP units(1)	101,737	47,475
_________________________________________

(1)
We calculate core earnings per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For Core Earnings per share, we assume the 44.4 million shares of class B-3 common stock and the 3.1 million OP units (held by members other than us or our subsidiaries) were outstanding prior to January 31, 2018 to reflect the standalone pre-merger financial information of the accounting acquirer. Following January 31, 2018, we assume approximately 131.0 million of shares of class A common stock, class B-3 common stock and OP units (held by members other than us or our subsidiaries) were outstanding.  This results in a weighted average share count for the three months ended March 31, 2018 of approximately 101.7 million shares.

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
Our primary sources of liquidity include cash on hand, cash generated from our operating activities and cash generated from asset sales and investment maturities. However, subject to maintaining our qualification as a REIT and our Investment Company Act exclusion, we may use a number of sources to finance our business, including bank credit facilities (including term loans and revolving facilities), master repurchase facilities and securitizations, as described below. In addition to our current sources of liquidity, we have access to liquidity through public offerings of debt and equity securities. We also expect to invest in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which may allow us to pool capital to access larger transactions and diversify investment exposure.
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
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	March 31, 2018	December 31, 2017
Debt-to-equity ratio(1)	0.4x	0.3x
_________________________________________

(1)	Represents (i) total outstanding secured debt less cash to (ii) total stockholders’ equity, in each case, at period end.

The following table presents our total sources of liquidity as of March 31, 2018 (dollars in thousands):

Total Sources of Corporate Liquidity
Cash and cash equivalents	$334,952
Bank credit facility availability	400,000
Loans held for investment payoff due from servicer(1)	14,333
Total sources of corporate liquidity	$749,285
_________________________________________

(1)
Represents proceeds from a loan repayment by the borrower to our third-party servicer, but not yet received by us as of March 31, 2018. We received this loan repayment from our third-party servicer in April 2018, net of the related secured debt balance.

Potential Sources of Liquidity
Bank Credit Facilities
We use bank credit facilities (including term loans and revolving facilities) to finance our business. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.
On February 1, 2018, the OP (together with certain subsidiaries of the OP from time to time party thereto as borrowers, collectively, the “Borrowers”) entered into a credit agreement (the “Bank Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide a revolving credit facility in the aggregate principal amount of up to $400.0 million.
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the applicable Borrower’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. An unused commitment fee at a rate of 0.25% or 0.35%, per annum, depending on the amount of facility utilization, applies to un-utilized borrowing capacity under the Bank Credit Facility. Amounts owing under the Bank Credit Facility may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a LIBOR rate election is in effect.
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of the date hereof, the borrowing base valuation is sufficient to permit borrowings of up to the entire $400.0 million commitment. The ability to borrow additional amounts under the Bank Credit Facility terminates on February 1, 2022, at which time the OP may, at its election and by written notice to the administrative agent, extend the termination date for two (2) additional terms of six (6) months each, subject to the terms and conditions in the Bank Credit Facility, resulting in a latest termination date of February 1, 2023.
The obligations of the Borrowers under the Bank Credit Facility are guaranteed pursuant to a Guarantee and Collateral Agreement with certain subsidiaries of the OP in favor of JPMorgan Chase Bank, N.A. (the “Guarantee and Collateral Agreement”) by substantially all material wholly owned subsidiaries of the OP and, subject to certain exceptions, secured by a pledge of substantially all equity interests owned by the Borrowers and the guarantors, as well as by a security interest in deposit accounts of the Borrowers and the Guarantors (as such terms are defined in the Guarantee and Collateral Agreement) in which the proceeds of investment asset distributions are maintained.
The Bank Credit Facility contains various affirmative and negative covenants, including, among other things, the obligation of the Company to maintain REIT status and be listed on the NYSE, and limitations on debt, liens and restricted payments. In addition, the Bank Credit Facility includes the following financial covenants applicable to the OP and its consolidated subsidiaries: (a) minimum consolidated tangible net worth of the OP greater than or equal to the sum of (i) $2.105 billion and (ii) 50% of the proceeds received by the OP from any offering of its common equity and of the proceeds from any offering by the Company of its common equity to the extent such proceeds are contributed to the OP, excluding any such proceeds that are contributed to the OP within ninety (90) days of receipt and applied to acquire capital stock of the OP; (b) the OP’s earnings before interest, income tax, depreciation, and amortization (“EBITDA”) plus lease expenses to fixed charges for any period of four (4) consecutive fiscal quarters not less than 1.50 to 1.00; (c) the OP’s minimum interest coverage ratio not less than 3.00 to 1.00; and (d) the OP’s ratio of consolidated total debt to consolidated total assets must not exceed 0.70 to 1.00. The Bank Credit Facility also includes customary events of default, including, among other things, failure to make payments when due, breach of covenants or representations, cross default to material indebtedness or material judgment defaults, bankruptcy matters involving any Borrower or any Guarantor and certain change of control events. The occurrence of an event of default will limit the ability of the OP and its subsidiaries to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.

Master Repurchase Facilities
Currently, our primary source of financing is our master repurchase facilities, which we use to finance the origination of senior loans. Repurchase agreements effectively allow us to borrow against loans, participations and securities that we own in an amount generally equal to (i) the market value of such loans, participations and/or securities multiplied by (ii) the applicable advance rate. Under these agreements, we sell our loans, participations and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. During the term of a repurchase agreement, we receive the principal and interest on the related loans, participations and securities and pay interest to the lender under the master repurchase agreement. We intend to maintain formal relationships with multiple counterparties to obtain master repurchase financing on favorable terms.
The following table presents a summary of our master repurchase facilities as of March 31, 2018 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$300,000	$91,590	2.4	LIBOR + 2.39%
Bank 2	400,000	26,742	1.3	LIBOR + 2.35%
Bank 3	500,000	382,928	(1)	LIBOR + 2.39%
Total Master Repurchase Facilities	1,200,000	501,260

CMBS Credit Facilities
Bank 1	39,753	39,753	(2)	LIBOR + 1.45%
Bank 5	2,546	2,546	(2)	LIBOR + 1.16%
Bank 6	58,718	58,718	(2)	LIBOR + 1.30%
Bank 3	—	—	—
Bank 4	—	—	—
Total CMBS Credit Facilities	101,017	101,017

Bank Credit Facility	400,000	—	4.8

Total Facilities	$1,701,017	$602,277
_________________________________________

(1)
The initial maturity is October 2018 and June 2019 for Bank 3 Facility 1 and Facility 2, respectively. The Company may, at its option, extend the facility for one-year periods indefinitely, subject to the approval of Bank 3.

(2)	The maturity dates on CMBS Credit Facilities are dependent upon asset type and will typically range from three to six months.
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

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2018	2017	Change
Operating activities	$17,276	$31,170	$(13,894)
Investing activities	340,003	38,287	301,716
Financing activities	(47,531)	(43,658)	(3,873)
Net change in cash and cash equivalents	$309,748	$25,799	$283,949
Comparison of the Three Months Ended March 31, 2018 to 2017
Operating Activities
Net cash provided by operating activities decreased $13.9 million from $31.2 million for the three months ended March 31, 2017 to $17.3 million for the three months ended March 31, 2018, primarily as a result of transaction costs paid in connection with the Combination.
Investing Activities
Net cash provided by investing activities increased $301.7 million from $38.3 million for the three months ended March 31, 2017 to $340.0 million for the three months ended March 31, 2018. Cash flows from investing activities for the three months ended March 31, 2018 primarily consist of repayment on loans held for investment in the amount of $115.7 million, cash received in the Combination in the amount of $225.2 million, and distributions in excess of cumulative earnings from unconsolidated ventures in the amount of $21.7 million, partially offset by payments for improvements of real estate in the amount of $2.7 million and acquisition of real estate securities, available for sale in the amount of $11.8 million.
Financing Activities
Net cash used in financing activities increased $3.9 million from $43.7 million for the three months ended March 31, 2017 to $47.5 million for the three months ended March 31, 2018. Cash flows used in financing activities for the three months ended March 31, 2018 primarily consist of repayment of mortgage notes in the amount of $0.8 million, repayment of credit facilities in the amount of $71.7 million, distributions paid on common stock in the amount of $18.8 million, and repayment of securitization bonds in the amount of $17.5 million, partially offset by borrowings from mortgage notes in the amount of $41.8 million and borrowing from credit facilities in the amount of $25.1 million.
Contractual Obligations, Commitments and Contingencies of the Company
The following table sets forth the known contractual obligations of the Company on an undiscounted basis. This table excludes obligations of the Company that are not fixed and determinable, including the Management Agreement (dollars in thousands):

	Payments Due by Period

	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Secured debt(1)	$1,531,875	$103,185	$230,627	$130,547	$1,067,516
Securitization bonds payable(2)	172,145	—	—	—	172,145
Ground lease obligations(3)	15,157	2,821	5,607	4,227	2,502
	1,719,177	$106,006	$236,234	$134,774	$1,242,163
Lending commitments(4)	68,258
Total	$1,787,435
_________________________________________

(1)
Amounts include minimum principal or principal curtailment based upon cash flows from collateral loans after payment of certain loan servicing fees and monthly interest, as well as fixed or floating rate interest obligations through the initial maturity date of the respective secured and unsecured debt. Interest on floating rate debt was determined based on the applicable index at March 31, 2018.

(2)
The timing of future principal payments was estimated based on expected future cash flows of underlying collateral loans. Repayments are estimated to be earlier than contractual maturity only if proceeds from underlying loans are repaid by the borrowers.

(3)
The Company assumed noncancellable operating ground leases as lessee or sublessee in connection with net lease properties acquired through the CLNS Contributions. The amounts represent minimum future base rent commitments through initial expiration dates of the respective leases, excluding any contingent rent payments. Rents paid under ground leases are recoverable from tenants.

(4)
Future lending commitments may be subject to certain conditions that borrowers must meet to qualify for such fundings. Commitment amount assumes future fundings meet the terms to qualify for such fundings.

Guarantees and Off-Balance Sheet Arrangements
As of March 31, 2018, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 5, “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Underwriting, Asset and Risk Management
Our Manager closely monitors our portfolio and actively manages risks associated with, among other things, our assets and interest rates. Prior to investing in any particular asset, our Manager’s underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. Prior to making a final investment decision, our Manager focuses on portfolio diversification to determine whether a target asset will cause our portfolio to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If our Manager determines that a proposed acquisition presents excessive concentration risk, it may determine not to acquire an otherwise attractive asset.
For each asset that we acquire, our Manager’s asset management team engages in active management of the asset, the intensity of which depends on the attendant risks. The asset manager works collaboratively with the underwriting team to formulate a strategic plan for the particular asset, which includes evaluating the underlying collateral and updating valuation assumptions to reflect changes in the real estate market and the general economy. This plan also generally outlines several strategies for the asset to extract the maximum amount of value from each asset under a variety of market conditions. Such strategies may vary depending on the type of asset, the availability of refinancing options, recourse and maturity, but may include, among others, the restructuring of non-performing or sub-performing loans, the negotiation of discounted pay-offs or other modification of the terms governing a loan, and the foreclosure and management of assets underlying non-performing loans in order to reposition them for profitable disposition. Our Manager and its affiliates will continuously track the progress of an asset against the original business plan to ensure that the attendant risks of continuing to own the asset do not outweigh the associated rewards.
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
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. A change in interest rates may correlate with the inflation rate. Substantially all of the leases at our multifamily and student housing properties allow for monthly or annual rent increases which provide us with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risks of inflation on our multifamily and student housing properties.
Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Recent Accounting Pronouncements
For recent accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements.”
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
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
As of March 31, 2018, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would increase interest income by $10.4 million annually, net of interest expense.
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

Item 4.    Controls and Procedures
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level such that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    Other Information
Item 1.    Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
Item 1A.    Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC on March 23, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
During the three months ended March 31, 2018, we did not repurchase any shares of our common stock.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable
Item 5.    Other Information
On April 23, 2018, we terminated the following agreements in connection with entering into that certain Master Repurchase Agreement, dated as of April 23, 2018, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC and Citibank, N.A., and that certain Guaranty, made as of April 23, 2018, by the OP for the benefit of Citibank, N.A.: (i) the Master Repurchase Agreement, dated as of July 18, 2012, by and between NSREIT CB Loan, LLC and Citibank, N.A., as amended from time to time (the “NS I Repurchase Agreement”) (ii) the Amended and Restated Limited Guaranty, made as of January 31, 2018, by the OP for the benefit of Citibank, N.A., (iii) the Master Repurchase Agreement, dated as of October 15, 2013, by and between CB Loan NT-11, LLC and Citibank, N.A., as amended from time to time (the “NS II Repurchase Agreement”) and (iv) the Amended and Restated Limited Guaranty, made as of January 31, 2018, by the OP for the benefit of Citibank, N.A.
The NS I Repurchase Agreement provided up to $50.0 million and the NS II Repurchase Agreement provided up to $100.0 million to us, in each case, to finance first mortgage loans and senior loan participations secured by commercial real estate. The OP guaranteed the payment and performance obligations under the respective repurchase agreements.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
2.1
Amended and Restated Master Combination Agreement, dated as of November 20, 2017, among Colony Capital Operating Company, LLC, NRF RED REIT Corp., NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP, Colony NorthStar Credit Real Estate, Inc. and Credit RE Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (No. 333-221685) effective December 6, 2017)

3.1
Articles of Amendment and Restatement of Colony NorthStar Credit Real Estate, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

3.2
Amended and Restated Bylaws of Colony NorthStar Credit Real Estate, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.1
Amended and Restated Limited Liability Company Agreement of Credit RE Operating Company, LLC, dated as of January 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.2
Credit Agreement, dated as of February 1, 2018, by and among Credit RE Operating Company, LLC, the other Subsidiary Borrowers from time to time parties thereto, the Several Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.3
Management Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Credit RE Operating Company, LLC and CLNC Manager, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.4
Stockholders Agreement, dated as of January 31, 2018, by and between Colony Capital Operating Company, LLC and Colony NorthStar Credit Real Estate, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.5
Registration Rights Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Colony Capital Operating Company, LLC and NRF RED REIT Corp. (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (No. 001-38377) filed on February 1, 2018)

10.6
Form of Indemnification Agreement, between Colony NorthStar Credit Real Estate, Inc. and the Officers and Directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.7
Colony NorthStar Credit Real Estate, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-222812) filed on February 1, 2018)

10.8*	Form of Restricted Stock Agreement to the 2018 Equity Incentive Plan
10.9
Master Repurchase Agreement, dated July 18, 2012, by and between NSREIT CB Loan, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Current Report on Form 8-K (No. 000-54671) filed on July 19, 2012)

10.10
First Amendment to Master Repurchase Agreement, dated as of November 30, 2012, by and among NSREIT CB Loan, LLC, NorthStar Real Estate Income Trust, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Current Report on Form 8-K (No. 000-54671) filed on December 4, 2012)

10.11
Second Amendment to Master Repurchase Agreement and First Amendment to Limited Guaranty, dated as of April 18, 2013, by and among NSREIT CB Loan, LLC, NorthStar Real Estate Income Trust, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Current Report on Form 8-K (No. 000-54671) filed on April 23, 2013)

10.12
Third Amendment to Master Repurchase Agreement, dated as of June 30, 2014, by and among NSREIT CB LOAN, LLC and Citibank, N.A., and acknowledged and agreed to by NorthStar Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Quarterly Report on Form 10-Q (No. 000-54671) filed on November 14, 2014)

10.13
Fourth Amendment to Master Repurchase Agreement, dated as of October 20, 2014, by and among NSREIT CB LOAN, LLC and Citibank, N.A., and acknowledged and agreed to by NorthStar Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Current Report on Form 8-K (No. 000-54671) filed on October 24, 2014)

10.14
Fifth Amendment to Master Repurchase Agreement, dated as of October 17, 2016, by and among NSREIT CB Loan, LLC and Citibank, N.A., and acknowledged and agreed to by NorthStar Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Current Report on Form 8-K (No. 000-54671) filed on October 20, 2016)

10.15*	Sixth Amendment to Master Repurchase Agreement, dated as of January 31, 2018, by and among NSREIT CB Loan, LLC and Citibank, N.A.
10.16*	Amended and Restated Limited Guaranty, made as of January 31, 2018, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A.
10.17
Master Repurchase Agreement, dated as of March 11, 2013, by and among NS Income DB Loan, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Current Report on Form 8-K (No. 000-54671) filed on March 12, 2013)

10.18
First Amendment to Master Repurchase Agreement, dated as of October 8, 2013, by and among NS Income DB Loan, LLC and Deutsche Bank AG, Cayman Islands Branch, and acknowledged and agreed to by NS Income DB Loan Member, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.19
Second Amendment to Master Repurchase Agreement, dated as of January 6, 2016, by and among NS Income DB Loan, LLC, NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP and Deutsche Bank AG, Cayman Islands Branch, and acknowledged and agreed to by NS Income DB Loan Member, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.20*
Third Amendment to Master Repurchase Agreement, dated as of January 31, 2018, by and between NS Income DB Loan, LLC and Deutsche Bank AG, Cayman Islands Branch, and acknowledged and agreed to by Credit RE Operating Company, LLC and NS Income DB Loan Member, LLC

10.21*	Amended and Restated Guaranty, made as of January 31, 2018, by Credit RE Operating Company, LLC for the benefit of Deutsche Bank AG, Cayman Islands Branch
10.22
Master Repurchase Agreement, dated October 15, 2013, by and between CB Loan NT-II, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income II, Inc.’s Current Report on Form 8-K (No. 333-185640) filed on October 16, 2013)

10.23
First Amendment to Master Repurchase Agreement, dated as of June 30, 2014, by and among CB Loan NT-II, LLC and Citibank, N.A., and acknowledged and agreed to by NorthStar Real Estate Income II, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.24
Second Amendment to Master Repurchase Agreement, dated as of October 14, 2016, by and among CB Loan NT-II, LLC and Citibank, N.A., and acknowledged and agreed to by NorthStar Real Estate Income II, Inc. (incorporated by reference to Exhibit 10.28 to NorthStar Real Estate Income II, Inc.’s Post-Effective Amendment (No. 333-185640) filed on October 17, 2016)

10.25*	Third Amendment to Master Repurchase Agreement, dated as of January 31, 2018, by and among CB Loan NT-II, LLC and Citibank, N.A.
10.26*	Amended and Restated Limited Guaranty, made as of January 31, 2018, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A.
10.27
Master Repurchase Agreement, dated July 2, 2014, by and between DB Loan NT-II, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income II, Inc.’s Current Report on Form 8-K (No. 000-55189) filed on July 9, 2014)

10.28
First Amendment to Master Repurchase Agreement, dated as of January 6, 2016, by and among DB Loan NT-II LLC, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP and Deutsche Bank AG, Cayman Islands Branch, and acknowledged and agreed to by DB Loan Member NT-II, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.29*
Second Amendment to Master Repurchase Agreement, dated as of January 31, 2018, by and between DB Loan NT-II LLC, and Deutsche Bank AG, Cayman Islands Branch, and acknowledged and agreed to by Credit RE Operating Company, LLC, and DB Loan Member NT-II, LLC

10.30*	Amended and Restated Guaranty, made as of January 31, 2018, by Credit RE Operating Company, LLC for the benefit of Deutsche Bank AG, Cayman Islands Branch
10.31
Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of April 20, 2018, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.32
Amended and Restated Guaranty Agreement, made as of April 20, 2018, by Credit RE Operating Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.33
Master Repurchase Agreement, dated as of April 23, 2018, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.34
Guaranty, made as of April 23, 2018, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.35
Master Repurchase Agreement, dated as of April 26, 2018, by and among Barclays Bank PLC, CLNC Credit 7, LLC and the other sellers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

10.36
Guaranty, made as of April 26, 2018, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*
Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Colony NorthStar Credit Real Estate, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Equity (unaudited) for the three months ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 14, 2018

COLONY NORTHSTAR CREDIT REAL ESTATE, INC.

By:	/s/ Kevin P. Traenkle
Kevin P. Traenkle
Chief Executive Officer and President and Director
(Principal Executive Officer)

By:	/s/ Sujan S. Patel
Sujan S. Patel
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neale W. Redington
Neale W. Redington
Chief Accounting Officer (Principal Accounting Officer)