Form 10-Q
period 2018-06-30
Colony Credit Real Estate, Inc.
filed 2018-08-09
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38377

COLONY CREDIT REAL ESTATE, INC. (Exact Name of Registrant as Specified in Its Charter)

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
As of August 8, 2018, Colony Credit Real Estate, Inc. had 83,487,352 shares of Class A common stock, par value $0.01 per share, and 44,399,444 shares of Class B-3 common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q of Colony Credit Real Estate, Inc., a Maryland corporation (the “Company”), includes the financial statements and other financial information of (i) the Company and (ii) the Company’s accounting predecessor, which are investment entities in which Colony Capital Operating Company, LLC (“CLNY OP”) or its subsidiaries owned interests ranging from approximately 38% to 100% and that were contributed to the Company on January 31, 2018 in connection with the closing of the Combination (as defined below) and certain intercompany balances between those entities and CLNY OP or its subsidiaries (the “CLNY Investment Entities”).
On January 31, 2018, the Company completed the transactions contemplated by that certain Master Combination Agreement, dated as of August 25, 2017, as amended and restated on November 20, 2017 (the “Combination Agreement”), by and among (i) the Company, (ii) Credit RE Operating Company, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (the “OP”), (iii) CLNY OP, a Delaware limited liability company and the operating company of Colony Capital, Inc., formerly Colony NorthStar, Inc. (“Colony Capital”), a Maryland corporation, (iv) NRF RED REIT Corp., a Maryland corporation and indirect subsidiary of CLNY OP (“RED REIT”), (v) NorthStar Real Estate Income Trust, Inc., a Maryland corporation (“NorthStar I”), (vi) NorthStar Real Estate Income Trust Operating Partnership, LP, a Delaware limited partnership and the operating partnership of NorthStar I (“NorthStar I OP”), (vii) NorthStar Real Estate Income II, Inc., a Maryland corporation (“NorthStar II”), and (viii) NorthStar Real Estate Income Operating Partnership II, LP, a Delaware limited partnership and the operating partnership of NorthStar II (“NorthStar II OP”).
Pursuant to the Combination Agreement, (i) CLNY OP contributed and conveyed to the Company a select portfolio of assets and liabilities (the “CLNY Contributed Portfolio”) of CLNY OP (the “CLNY OP Contribution”), (ii) RED REIT contributed and conveyed to the OP a select portfolio of assets and liabilities of RED REIT (the “RED REIT Contribution” and, together with the CLNY OP Contribution, the “CLNY Contributions”), (iii) NorthStar I merged with and into the Company, with the Company surviving the merger (the “NorthStar I Merger”), (iv) NorthStar II merged with and into the Company, with the Company surviving the merger (the “NorthStar II Merger” and, together with the NorthStar I Merger, the “Mergers”), and (v) immediately following the Mergers, the Company contributed and conveyed to the OP the CLNY Contributed Portfolio and the equity interests of each of NorthStar I OP and NorthStar II OP then-owned by the Company in exchange for units of membership interest in the OP (the “Company Contribution” and, collectively with the Mergers and the CLNY Contributions, the “Combination”). To satisfy the condition to completion of the Combination that the Company’s Class A common stock, par value $0.01 per share (the “Class A common stock”), be approved for listing on a national securities exchange in connection with either an initial public offering or a listing, the Class A common stock was approved for listing by the New York Stock Exchange and began trading under the ticker “CLNC” on February 1, 2018.
The CLNY Contributions were accounted for as a reorganization of entities under common control, since both the Company and CLNY Investment Entities were under common control of Colony Capital at the time the contributions were made. Accordingly, the Company’s financial statements for prior periods were recast to reflect the consolidation of the CLNY Investment Entities as if the contribution had occurred on the date of the earliest period presented.

As used throughout this document, the terms the “Company,” “we,” “our” and “us” mean:

•	Colony Credit Real Estate, Inc. and the consolidated CLNY Investment Entities for periods on or prior to the closing of the Combination on January 31, 2018; and

•	The combined operations of Colony Credit Real Estate, Inc., NorthStar I and NorthStar II beginning February 1, 2018, following the closing of the Combination.
Accordingly, comparisons of the period to period financial information of the Company as set forth herein may not be meaningful because the CLNY Investment Entities represents only a portion of the assets and liabilities Colony Credit Real Estate, Inc. acquired in the Combination and does not reflect any potential benefits that may result from realization of future cost savings from operating efficiencies, or other incremental synergies expected to result from the Combination.
In addition to the financial statements contained herein, you should read and consider the audited financial statements and accompanying notes thereto of the Company and the CLNY Investment Entities for the year ended December 31, 2017 included in our Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2018 and the audited financial statements and accompanying notes of NorthStar I and NorthStar II for the year ended December 31, 2017 included as Exhibits 99.1 and 99.2, respectively, to our Form 10-K filed with the SEC on March 23, 2018.

COLONY CREDIT REAL ESTATE, INC.
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

•
given our dependence on our external manager, an affiliate of Colony Capital, any adverse changes in the financial health or otherwise of our manager or Colony Capital could hinder our operating performance and return on stockholder’s investment;

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

PART I. Financial Information
Item 1.    Financial Statements
COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$155,377	$25,204
Restricted cash	116,466	41,901
Loans and preferred equity held for investment, net	2,079,134	1,300,784
Real estate securities, available for sale, at fair value	198,151	—
Real estate, net	1,485,557	219,740
Investments in unconsolidated ventures ($241,453 and $24,417 at fair value, respectively)	731,642	203,720
Receivables, net	35,861	35,512
Deferred leasing costs and intangible assets, net	102,426	11,014
Other assets	95,215	1,527
Mortgage loans held in securitization trusts, at fair value	3,154,112	—
Total assets	$8,153,941	$1,839,402
Liabilities
Securitization bonds payable, net	$126,256	$108,679
Mortgage and other notes payable, net	884,729	280,982
Credit facilities	800,545	—
Due to related party (Note 11)	14,513	—
Accrued and other liabilities	46,814	5,175
Intangible liabilities, net	17,789	36
Escrow deposits payable	71,529	36,960
Dividends payable	18,993	—
Mortgage obligations issued by securitization trusts, at fair value	3,010,636	—
Total liabilities	4,991,804	431,832
Commitments and contingencies
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share
Class A, 905,000,000 shares authorized, 83,487,352 and 100 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	835	—
Class B-3, 45,000,000 shares authorized, 44,399,444 and no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	444	—
Additional paid-in capital	2,896,695	821,031
Retained earnings	97,715	258,777
Accumulated other comprehensive loss	(2,778)	—
Total stockholders’ equity	2,992,911	1,079,808
Noncontrolling interests in investment entities	96,953	327,762
Noncontrolling interests in the Operating Partnership	72,273	—
Total equity	3,162,137	1,407,570
Total liabilities and equity	$8,153,941	$1,839,402

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands)
The following table presents assets and liabilities of securitization trusts and certain real estate properties that have noncontrolling interests as variable interest entities for which the Company is determined to be the primary beneficiary.

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$13,500	$1,320
Restricted cash	21,190	24,928
Loans and preferred equity held for investment, net	187,666	379,305
Real estate, net	730,087	8,073
Receivables, net	18,497	11,994
Deferred leasing costs and intangible assets, net	61,773	—
Other assets	2,826	38
Mortgage loans held in securitization trusts, at fair value	3,154,112	—
Total assets	$4,189,651	$425,658
Liabilities
Securitization bonds payable, net	$45,439	$108,679
Mortgage and other notes payable, net	423,945	—
Accrued and other liabilities	29,306	3,764
Intangible liabilities, net	14,037	—
Escrow deposits payable	10,307	24,928
Mortgage obligations issued by securitization trusts, at fair value	3,010,636	—
Total liabilities	$3,533,670	$137,371

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net interest income
Interest income	$36,795	$36,904	$72,934	$72,055
Interest expense	(9,703)	(5,647)	(17,118)	(11,751)
Interest income on mortgage loans held in securitization trusts	39,496	—	65,361	—
Interest expense on mortgage obligations issued by securitization trusts	(36,459)	—	(60,737)	—
Net interest income	30,129	31,257	60,440	60,304

Property and other income
Property operating income	39,477	5,762	68,022	10,901
Other income	899	390	1,416	551
Total property and other income	40,376	6,152	69,438	11,452

Expenses
Management fee expense	11,791	—	19,791	—
Property operating expense	16,256	1,857	27,969	3,468
Transaction, investment and servicing expense	3,497	709	34,581	1,410
Interest expense on real estate	9,850	1,066	16,106	2,042
Depreciation and amortization	23,359	2,745	42,151	5,030
Administrative expense (including $1,798, $0, $2,083 and $0 of equity-based compensation expense, respectively)	6,884	3,729	10,112	6,741
Total expenses	71,637	10,106	150,710	18,691

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	3,696	—	4,193	—
Realized loss on mortgage loans and obligations held in securitization trusts, net	(2,203)	—	(2,203)	—
Other gain (loss) on investments, net	10	(313)	475	(313)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	371	26,990	(18,367)	52,752
Equity in earnings of unconsolidated ventures	15,661	6,219	31,449	12,257
Income tax benefit (expense)	(158)	(885)	391	(662)
Net income	15,874	32,324	13,473	64,347
Net (income) loss attributable to noncontrolling interests:
Investment entities	470	(9,375)	(1,900)	(18,512)
Operating Partnership	(336)	—	(279)	—
Net income attributable to Colony Credit Real Estate, Inc. common stockholders	$16,008	$22,949	$11,294	$45,835

Net income per common share - basic and diluted (Note 17)	$0.12	$0.48	$0.09	$0.97

Weighted average shares of common stock outstanding, basic and diluted (Note 17)	127,887	44,399	113,355	44,399

Dividends declared per share of common stock	$0.44	$—	$0.73	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$15,874	$32,324	$13,473	$64,347
Other comprehensive loss
Unrealized loss on real estate securities, available for sale	(997)	—	(2,845)	—
Total other comprehensive loss	(997)	—	(2,845)	—
Comprehensive income	14,877	32,324	10,628	64,347
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	470	(9,375)	(1,900)	(18,512)
Operating Partnership	(269)	—	(212)	—
Comprehensive income attributable to common stockholders	$15,078	$22,949	$8,516	$45,835

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	—	$—	—	$—	$714,443	$170,273	$—	$884,716	$350,848	$—	$1,235,564
Contributions	—	—	—	—	378,617	—	—	378,617	28,110	—	406,727
Distributions	—	—	—	—	(52,011)	—	—	(52,011)	(40,500)	—	(92,511)
Net income	—	—	—	—	—	45,835	—	45,835	18,512	—	64,347
Balance as of June 30, 2017 (Unaudited)	—	$—	—	$—	$1,041,049	$216,108	$—	$1,257,157	$356,970	$—	$1,614,127

Balance as of December 31, 2017	—	$—	—	$—	$821,031	$258,777	$—	$1,079,808	$327,762	$—	$1,407,570
Contributions	—	—	—	—	—	—	—	—	87	—	87
Distributions	—	—	—	—	—	—	—	—	(1,931)	—	(1,931)
Adjustments related to the Combination	82,484	825	44,399	444	2,074,256	(79,774)	—	1,995,751	(230,865)	73,626	1,838,512
Issuance and amortization of equity-based compensation	1,004	10	—	—	2,073	—	—	2,083	—	—	2,083
Other comprehensive loss	—	—	—	—	—	—	(2,778)	(2,778)	—	(67)	(2,845)
Dividends and distributions declared	—	—	—	—	—	(92,582)	—	(92,582)	—	(2,230)	(94,812)
Reallocation of equity	—	—	—	—	(665)	—	—	(665)	—	665	—
Net income	—	—	—	—	—	11,294	—	11,294	1,900	279	13,473
Balance as of June 30, 2018 (Unaudited)	83,488	$835	44,399	$444	$2,896,695	$97,715	$(2,778)	$2,992,911	$96,953	$72,273	$3,162,137

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$13,473	$64,347
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of unconsolidated ventures	(31,449)	(12,257)
Depreciation and amortization	42,151	5,030
Straight-line rental income	(2,348)	—
Amortization of above/below market lease values, net	222	—
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(3,688)	(3,810)
Amortization of deferred financing costs	1,564	1,866
Paid-in-kind interest	(1,234)	(4,072)
Distributions of cumulative earnings from unconsolidated ventures	27,400	3,488
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	(4,193)	—
Realized loss on mortgage loans and obligations held in securitization trusts, net	2,203	—
Recovery of allowance for loan loss	(517)	—
Amortization of equity-based compensation	2,083	—
Mortgage notes above/below market value amortization	(307)	—
Deferred income tax benefit	(1,480)	—
Changes in assets and liabilities:
Restricted cash	(6,567)	(948)
Receivables, net	14,607	—
Deferred costs and other assets	(33,204)	3,097
Due to related party	5,204	—
Other liabilities	(1,571)	(9,571)
Net cash provided by operating activities	22,349	47,170
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(392,278)	(106,070)
Repayment on loans and preferred equity held for investment	272,636	153,474
Proceeds from sale of loans and preferred equity held for investment	—	17,509
Cash received in the Combination	225,169	913
Proceeds from sale of real estate	—	8,938
Improvements of real estate	(5,661)	(312)
Investments in unconsolidated ventures	(5,486)	(8,975)
Distributions in excess of cumulative earnings from unconsolidated ventures	49,438	15,739
Acquisition of real estate securities, available for sale	(33,281)	—
Cash received in excess of accretion on purchased credit impaired loans	—	20,316
Deposit on investments	(15,700)	—
Change in restricted cash	9,092	—
Net cash provided by investing activities	103,929	101,532
Cash flows from financing activities:
Distributions paid on common stock	(73,589)	—
Distributions paid on common stock to noncontrolling interests	(2,230)	—
Borrowings from mortgage notes	43,782	35,348
Repayment of mortgage notes	(42,088)	(147,758)
Borrowings from credit facilities	326,820	—
Repayment of credit facilities	(175,143)	(115)
Repayment of securitization bonds	(63,354)	—
Payment of deferred financing costs	(8,459)	—
Contributions from noncontrolling interests	87	73,927
Distributions to noncontrolling interests	(1,931)	(92,511)
Net cash provided by (used in) financing activities	3,895	(131,109)
Net increase in cash and cash equivalents	130,173	17,593
Cash and cash equivalents - beginning of period	25,204	13,982
Cash and cash equivalents - end of period	$155,377	$31,575
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired in the Combination (Note 3)	$6,916,046	$—
Liabilities assumed in the Combination (Note 3)	4,812,353	—
Noncontrolling interests assumed in the Combination (Note 3)	82,320	—
Common stock issued for acquisition of NorthStar I and NorthStar II (Note 3)	2,021,373	—
Deconsolidation of certain CLNY Contributed Portfolio investments (Note 2)	313,133	—
Secured Financing (Note 4)	50,314	—
Other Payables to Manager adjustment (Note 11)	2,934	—
Noncontrolling interests in the Operating Partnership	73,626	—
Consolidation of securitization trust (VIE asset / liability)	175,078	—
Escrow deposits payable related to loans and preferred equity held for investment	7,628	63,168
Accrual of distribution payable	18,993	—
Non-cash distributions related to unconsolidated ventures	—	932
Foreclosure of loans and preferred equity held for investment	—	8,789
Assets acquired through the CLNY Merger (Note 2)	—	493,881
Liabilities assumed through the CLNY Merger (Note 2)	—	161,081

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
Colony Credit Real Estate, Inc. (the “Company”) is a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE senior mortgage loans, mezzanine loans, preferred equity, debt securities and net leased properties predominantly in the United States. CRE debt investments include senior mortgage loans, mezzanine loans, preferred equity, and participations in such loans and preferred equity interests. CRE debt securities consist of commercial mortgage-backed securities (“CMBS”) (including “B-pieces” of a CMBS securitization pool). Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes.
The Company was organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony Capital, Inc., formerly Colony NorthStar, Inc. (“Colony Capital”), a publicly traded REIT listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CLNY,” made an initial capital contribution of $1,000 to the Company. On January 31, 2018, the Company completed the transactions contemplated by that certain Master Combination Agreement, dated as of August 25, 2017, as amended and restated on November 20, 2017 (the “Combination Agreement,” as further discussed below). The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ending December 31, 2018. Effective June 25, 2018, the Company changed its name from Colony NorthStar Credit Real Estate, Inc. to Colony Credit Real Estate, Inc. Also on June 25, 2018, Colony NorthStar, Inc. changed its name to Colony Capital, Inc. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Credit RE Operating Company, LLC (the “Operating Partnership” or “OP”). At June 30, 2018, the Company owned 97.6% of the OP, as its sole managing member. The remaining 2.4% is owned by an affiliate of the Company as noncontrolling interests.
The Company is externally managed and has no employees. The Company is managed by CLNC Manager, LLC (the “Manager”), a Delaware limited liability company and a wholly-owned and indirect subsidiary of Colony Capital Operating Company, LLC (“CLNY OP”), a Delaware limited liability company and the operating company of Colony Capital. Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies.
The Combination
Pursuant to the Combination Agreement, (i) CLNY OP contributed and conveyed to the Company a select portfolio of assets and liabilities (the “CLNY OP Contributed Portfolio”) of CLNY OP (the “CLNY OP Contribution”), (ii) NRF RED REIT Corp., a Maryland corporation and indirect subsidiary of CLNY OP (“RED REIT”) contributed and conveyed to the OP a select portfolio of assets and liabilities (the “RED REIT Contributed Portfolio” and, together with the CLNY OP Contributed Portfolio, the “CLNY Contributed Portfolio”) of RED REIT (the “RED REIT Contribution” and, together with the CLNY OP Contribution, the “CLNY Contributions”), (iii) NorthStar Real Estate Income Trust, Inc. (“NorthStar I”), a publicly registered non-traded REIT sponsored and managed by a subsidiary of Colony Capital, merged with and into the Company, with the Company surviving the merger (the “NorthStar I Merger”), (iv) NorthStar Real Estate Income II, Inc. (“NorthStar II”), a publicly registered non-traded REIT sponsored and managed by a subsidiary of Colony Capital, merged with and into the Company, with the Company surviving the merger (the “NorthStar II Merger” and, together with the NorthStar I Merger, the “Mergers”), and (v) immediately following the Mergers, the Company contributed and conveyed to the OP the CLNY OP Contributed Portfolio and the equity interests of each of NorthStar Real Estate Income Trust Operating Partnership, LP, a Delaware limited partnership and the operating partnership of NorthStar I, and NorthStar Real Estate Income Operating Partnership II, LP, a Delaware limited partnership and the operating partnership of NorthStar II, then-owned by the Company in exchange for units of membership interest in the OP (the “Company Contribution” and, collectively with the Mergers and the CLNY Contributions, the “Combination”).
On January 18, 2018, the Combination was approved by the stockholders of NorthStar I and NorthStar II. The Combination closed on January 31, 2018 (the “Closing Date”) and the Company’s Class A common stock, par value $0.01 per share (the “Class A common stock”), began trading on the NYSE on February 1, 2018 under the symbol “CLNC.”
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the ownership interests in certain investment entities contributed by CLNY (the “CLNY Investment Entities”), NorthStar I and NorthStar II and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
The consolidated financial statements include the results of operations of Colony Credit Real Estate, Inc. and the consolidated CLNY Investment Entities for periods on or prior to the closing of the Combination on January 31, 2018 and the combined operations of Colony Credit Real Estate, Inc., NorthStar I and NorthStar II beginning February 1, 2018, following the closing of the Combination.
The assets and liabilities contributed by CLNY to the Company consisted of its ownership interests in the CLNY Investment Entities, ranging from 38% to 100%. The remaining interests in the CLNY Investment Entities are owned by investment vehicles sponsored by Colony Capital or third parties and were not contributed to the Company.
The CLNY Contributions were accounted for as a reorganization of entities under common control, since both the Company and the CLNY Investment Entities were under common control of Colony Capital at the time the contributions were made. Accordingly, the contributed assets and liabilities were recorded at carryover basis and the Company’s financial statements for prior periods were recast to reflect the consolidation of the CLNY Investment Entities as if the contribution had occurred on the date of the earliest period presented. The assets, liabilities and noncontrolling interests of the CLNY Investment Entities in the consolidated financial statements for periods prior to the Combination were carved out of the books and records of Colony Capital at their historical carrying amounts. Accordingly, the historical consolidation financial statements were prepared giving consideration to the rules and regulations of the Securities and Exchange Commission (“SEC”) and related guidance provided by the SEC Staff with respect to carve-out financial statements and reflect allocations of certain corporate costs from Colony Capital. These charges were based on either specifically identifiable costs incurred on behalf of the CLNY Investment Entities or an allocation of costs estimated to be applicable to the CLNY Investment Entities, primarily based on the relative assets under management of the CLNY Investment Entities to Colony Capital’s total assets under management. Such costs do not necessarily reflect what the actual costs would have been if the Company had been operating as a separate stand-alone public entity for periods prior to the Combination.
Following the Combination, the Company reconsidered whether it was the primary beneficiary of certain variable interest entities (“VIEs”), which resulted in the deconsolidation of certain of the CLNY Investment Entities and the consolidation of certain securitization trusts in which NorthStar I or NorthStar II held an interest, as more fully described below. Accordingly, comparisons of financial information for periods prior the Combination with subsequent periods may not be meaningful.
The Combination
The Combination is accounted for under the acquisition method for business combinations pursuant to ASC Topic 805, Business Combinations. In the Combination, the Company was considered to be the accounting acquirer so all of its assets and liabilities immediately prior to the closing of the Combination are reflected at their historical carrying values. The consideration transferred by the Company established a new accounting basis for the assets acquired, liabilities assumed and noncontrolling interests of NorthStar I and NorthStar II, which were measured at their respective fair values on the Closing Date.
Formation of Colony Capital
Colony Capital was formed through a tri-party merger (the “CLNY Merger”) among Colony Capital, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (“NRF”), which closed on January 10, 2017 (the “CLNY Merger Closing Date”). Colony Capital was determined to be the accounting acquirer in the CLNY Merger. Accordingly, the combined financial information of the CLNY Investment Entities included herein as of any date or for any periods on or prior to the CLNY Merger Closing Date represent the CLNY Investment Entities from Colony Capital. On the CLNY Merger Closing Date, the CLNY Investment Entities were reflected by Colony Capital at their pre-CLNY Merger carrying values, while the CLNY Investment Entities from NRF were

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

reflected by Colony Capital at their CLNY Merger fair values. The results of operations of the CLNY Investment Entities from NRF are included in these pre-Combination financial statements effective from January 11, 2017.
Principles of Consolidation
The accompanying combined financial statements include the accounts of the Company and its controlled subsidiaries and consolidated VIEs. The portions of the equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements.
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
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support to the VIE; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether each investment or financing is a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
As of June 30, 2018, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The Company’s operating subsidiary, the OP, is a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. The Company holds the majority of membership interest in the OP, is the managing member of the OP and exercises full responsibility, discretion and control over the day-to-day management of the OP. The noncontrolling interests in the OP do not have substantive liquidation rights, or substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest members (including by such a member unilaterally). The absence of such rights, which represent voting rights in a limited partnership equivalent structure, would render the OP to be a VIE. The Company, as managing member, has the power to direct the core activities of the OP that most significantly affect OP’s performance, and through its majority interest in the OP, has both the right to receive benefits from and the obligation to absorb losses of OP. Accordingly, the Company is the primary beneficiary of the OP and consolidates the OP. As the Company conducts its business and holds its assets and liabilities through the OP, the total assets and liabilities of the OP represent substantially all of the total consolidated assets and liabilities of the Company.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain properties that have noncontrolling interests. These noncontrolling interests do not have substantive kick-out or participating rights.
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
As of June 30, 2018, the Company held subordinate tranches of securitization trusts in three Investing VIEs for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trusts. The Company’s subordinate tranches of the securitization trusts, which represent the retained interest and related interest income, are eliminated in consolidation. In accordance with the Financial Accounting Standards Board (“FASB”) ASC 810, Consolidation, all of the assets, liabilities (obligations to the certificate holders of the securitization trusts, less the Company’s retained interest from the subordinate tranches of the securitization trusts), income and expenses of the Investing VIEs are presented in the consolidated financial statements of the Company. As a result, although the Company legally owns the subordinate tranches of the securitization trusts only, U.S. GAAP requires the Company to present the assets, liabilities, income and expenses of the entire securitization trust on its consolidated financial statements. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trusts. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
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
Unconsolidated VIEs
As of June 30, 2018, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of June 30, 2018 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$198,151	$198,151
Investments in unconsolidated ventures	359,711	359,711
Loans and preferred equity held for investment, net	288,885	290,056
Total assets	$846,747	$847,918
Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of June 30, 2018. The Company did not provide financial support to the unconsolidated VIEs during the six months ended June 30, 2018. As of June 30, 2018, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs.
Deconsolidation of the CLNY Investment Entities
Certain CLNY Investment Entities were joint ventures between Colony Capital and private funds or other investment vehicles managed by Colony Capital (the “Co-Investment Funds”). Colony Capital consolidated such CLNY Investment Entities as it was deemed to have a controlling financial interest in these CLNY Investment Entities. After assuming Colony Capital’s ownership interests in these CLNY Investment Entities and upon the merger with NorthStar I and NorthStar II, the Company does not have a controlling financial interest in these CLNY Investment Entities. The Company does not have the ability to direct key decisions made by the directors of these entities nor is it the primary beneficiary of these entities as Colony Capital continues to be the investment manager of the Co-Investment Funds and the directors and officers of these entities continue to be employees of Colony Capital. The Company itself is managed by a subsidiary of Colony Capital and does not have any employees of its own. Therefore, upon closing of the Combination, the Company deconsolidated the CLNY Investment Entities that are joint ventures with Co-Investment Funds.
The deconsolidation of these CLNY Investment Entities did not result in any gain or loss to the Company. The following table presents the deconsolidation of the assets and liabilities of certain of the CLNY Investment Entities, and accounting for the Company’s interests in these CLNY Investment Entities as equity method investments as of the Closing Date (dollars in thousands):

As of the Closing Date
Assets
Cash and cash equivalents	$(11,408)
Restricted cash	(14,704)
Loans and preferred equity held for investment, net	(553,678)
Investments in unconsolidated ventures	127,062
Receivables, net	(4,344)
Other assets	(114)
Total assets	$(457,186)
Liabilities
Mortgage and other notes payable, net	$(128,709)
Accrued and other liabilities	(640)
Escrow deposits payable	(14,704)
Total liabilities	(144,053)

Stockholders’ equity	(313,133)
Total liabilities and equity	$(457,186)
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At each reporting period, the Company reassesses whether changes in facts and circumstances cause a change in the status of an entity as a VIE or voting interest entity, and/or a change in the Company’s consolidation assessment. Changes in consolidation status are applied prospectively. An entity may be consolidated as a result of this reassessment, in which case, the assets, liabilities and noncontrolling interest in the entity are recorded at fair value upon initial consolidation. Any existing equity interest held by the Company in the entity prior to the Company obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon initial consolidation. However, if the consolidation represents an asset acquisition of a voting interest entity, the Company’s existing interest in the acquired assets, if any, is not remeasured to fair value but continues to be carried at historical cost. The Company may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of any interests retained.
Noncontrolling Interests
Noncontrolling Interests in Investment Entities—This represents interests in consolidated investment entities held by third party joint venture partners and prior to the closing of the Combination, such interests held by private funds managed by Colony Capital. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity, or based upon contractual arrangements that may provide for disproportionate allocation of economic returns among equity interests, including using a hypothetical liquidation at book value basis, where applicable and substantive.
Noncontrolling Interests in the Operating Partnership—This represents membership interests in the OP held by RED REIT. Noncontrolling interests in the OP are allocated a share of net income or loss in the OP based on their weighted average ownership interest in the OP during the period. Noncontrolling interests in the OP have the right to require the OP to redeem part or all of the membership units in the OP for cash based on the market value of an equivalent number of shares of Class A common stock at the time of redemption, or at the Company’s election as managing member of the OP, through the issuance of shares of Class A common stock on a one-for-one basis. Refer to Note 3, “Business Combinations,” for further discussion of OP membership units. At the end of each reporting period, noncontrolling interests in the OP is adjusted to reflect their ownership percentage in the OP at the end of the period, through a reallocation between controlling and noncontrolling interests in the OP, as applicable.
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

COLONY CREDIT REAL ESTATE, INC.
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
The Company accounts for business combinations by applying the acquisition method. Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.
For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the carrying amount of the assets acquired. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to the acquisition of assets are included in the cost basis of the assets acquired.
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at June 30, 2018 or December 31, 2017. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
Restricted Cash
Restricted cash consists primarily of borrower escrow deposits, tenant escrow deposits and real estate capital expenditure reserves.
Loans and Preferred Equity Held for Investment
The Company originates and purchases loans and preferred equity held for investment. The accounting framework for loans and preferred equity held for investment depends on the Company’s strategy whether to hold or sell the loan, whether the loan was credit-impaired at the time of acquisition, or if the lending arrangement is an acquisition, development and construction loan.
Loans and Preferred Equity Held for Investment
Loans and preferred equity that the Company has the intent and ability to hold for the foreseeable future are classified as held for investment. Originated loans and preferred equity are recorded at amortized cost, or outstanding unpaid principal balance plus exit fees less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

direct incremental loan origination costs incurred by the Company. Purchased loans and preferred equity are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans and preferred equity are expensed as incurred.
Interest Income—Interest income is recognized based upon contractual interest rate and unpaid principal balance of the loans and preferred equity investments. Net deferred loan fees on originated loans and preferred equity investments are deferred and amortized as adjustments to interest income over the expected life of the loans and preferred equity investments using the effective yield method. Premium or discount on purchased loans and preferred equity investments are amortized as adjustments to interest income over the expected life of the loans and preferred equity investments using the effective yield method. When a loan or preferred equity investment is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan or preferred equity investment is recognized as additional interest income.
Nonaccrual—Accrual of interest income is suspended on nonaccrual loans and preferred equity investments. Loans and preferred equity investments that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual. Interest receivable is reversed against interest income when loans and preferred equity investments are placed on nonaccrual status. Interest collection on nonaccruing loans and preferred equity investments for which ultimate collectability of principal is uncertain is recognized using a cost recovery method by applying interest collected as a reduction to loan and preferred equity principal; otherwise, interest collected is recognized on a cash basis by crediting to income when received. Loans and preferred equity investments may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is reasonably assured.
Impairment and Allowance for Loan Losses—On a periodic basis, the Company analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and preferred equity investment and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan, where applicable. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan or preferred equity investment, liquidation value of collateral properties, and financial wherewithal of any loan guarantors, as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present.
Loans and preferred equity investments are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms of the loans and preferred equity investments, including consideration of underlying collateral value. Allowance for loan losses represents the estimated probable credit losses inherent in loans and preferred equity held for investment at balance sheet date. Changes in allowance for loan and preferred equity losses are recorded in the provision for loan losses on the statement of operations. Allowance for loan losses generally exclude interest receivable as accrued interest receivable is reversed when a loan or preferred equity investment is placed on nonaccrual status. Allowance for loan losses is generally measured as the difference between the carrying value of the loan or preferred equity investment and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan or preferred equity investment or an observable market price for the loan or preferred equity investment. Subsequent changes in impairment are recorded as adjustments to the provision for loan losses. Loans and preferred equity investments are charged off against allowance for loan losses when all or a portion of the principal amount is determined to be uncollectible. A loan or preferred equity investment is considered to be collateral-dependent when repayment of the loan or preferred equity investment is expected to be provided solely by the underlying collateral. Impaired collateral-dependent loans and preferred equity investments are written down to the fair value of the collateral less disposal cost, first through a charge-off against allowance for loan losses, if any, then recorded as impairment loss.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

are deferred and capitalized as part of the carrying value of the held for sale loan until the loan is sold, therefore included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost.
Acquisition, Development and Construction (“ADC”) Loan Arrangements
The Company provides loans to third party developers for the acquisition, development and construction of real estate. Under an ADC loan arrangement, the Company participates in the expected residual profits of the project through the sale, refinancing or other use of the property. The Company evaluates the characteristics of each ADC loan arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. ADC loan arrangements with characteristics implying loan classification are presented as loans held for investment and result in the recognition of interest income. ADC loan arrangements with characteristics implying real estate joint ventures are presented as investments in unconsolidated joint ventures and are accounted for using the equity method. The classification of each ADC loan arrangement as either loan receivable or real estate joint venture involves significant judgment and relies on various factors, including market conditions, amount and timing of expected residual profits, credit enhancements in the form of guaranties, estimated fair value of the collateral, and significance of borrower equity in the project, among others. The classification of ADC loan arrangements is performed at inception, and periodically reassessed when significant changes occur in the circumstances or conditions described above.
Operating Real Estate
Real Estate Acquisitions—Real estate acquired in acquisitions that are deemed to be business combinations is recorded at the fair values of the acquired components at the time of acquisition, allocated among land, buildings, improvements, equipment and lease-related tangible and identifiable intangible assets and liabilities, including foregone leasing costs, in-place lease values and above- or below-market lease values. Real estate acquired in acquisitions that are deemed to be asset acquisitions is recorded at the total value of consideration transferred, including transaction costs, allocated to the acquired components based upon relative fair value. The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information.
Real Estate Held for Investment
Real estate held for investment is carried at cost less accumulated depreciation.
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
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates cash flows and determines impairments on an individual property basis. In making this determination, the Company reviews, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. If an impairment indicator exists, the Company evaluates whether the expected future undiscounted cash flows is less than the carrying amount of the asset,

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and if the Company determines that the carrying value is not recoverable, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset.
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
Real Estate Sales—The Company evaluates if real estate sale transactions qualify for recognition under the full accrual method, considering whether, among other criteria, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, any receivable due to the Company is not subject to future subordination, the Company has transferred to the buyer the usual risks and rewards of ownership and the Company does not have a substantial continuing involvement with the sold real estate. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less disposal cost and the carrying value of the real estate.
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are recognized, generally, at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. Deficiencies compared to the carrying value of the loan, after reversing any previously recognized loss provision on the loan, are recorded as impairment loss. The Company periodically evaluates foreclosed properties for subsequent decrease in fair value, which is recorded as an additional impairment loss. Fair value of foreclosed properties is generally based on third party appraisals, broker price opinions, comparable sales or a combination thereof.
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of June 30, 2018, the Company held subordinate tranches of three securitization trusts, which represent the Company’s retained interest in the securitization trusts, which the Company consolidates under U.S. GAAP. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
Impairment
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of accumulated OCI in the consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of June 30, 2018, the Company did not have any OTTI recorded on its CRE securities.
Investments in Unconsolidated Ventures
A noncontrolling, unconsolidated ownership interest in an entity may be accounted for using the equity method, cost method or under the fair value option, if elected.
The Company accounts for investments under the equity method of accounting if they have the ability to exercise significant influence over the operating and financial policies of an entity, but do not have a controlling financial interest. The equity method investment is initially recorded at cost and adjusted each period for capital contributions, distributions and the Company’s share of the entity’s net income or loss as well as other comprehensive income or loss. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-pro rata earnings allocation formula or a preferred return to certain investors. For certain equity method investments, the Company records its proportionate share of income on a one to three month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits or those related to capital transactions, such as financing transactions or sales, are reported as investing activities in the statement of cash flows.
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
At June 30, 2018, the Company’s investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC loan arrangements accounted for as equity method investments. At December 31, 2017, the Company’s investments in unconsolidated ventures consisted of investments in PE Investments and ADC loan arrangements accounted for as equity method investments.
Impairment—If indicators of impairment exist, the Company performs an evaluation of its equity method investments to assess whether the fair value of their investment is less than its carrying value. To the extent the decrease in value is considered to be other-than-temporary and an impairment has occurred, the investment is written down to its estimated fair value, recorded in earnings from investment in unconsolidated ventures.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Disclosures of non-U.S. dollar amounts to be recorded in the future are translated using exchange rates in effect at the balance sheet date.
Equity-Based Compensation
Equity-classified stock awards granted to executive officers and directors that have a service condition only are remeasured at fair value at the end of each reporting period until the award is fully vested. Fair value is determined based on the closing price of the Class A common stock at the end of each reporting period. The Company recognizes equity-based compensation expense on a straight-line basis over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date.
Equity-classified stock awards granted to independent directors are based on the closing price of the Class A common stock on the grant date and recognized on a straight-line basis over the requisite service period of the awards.
The compensation expense is adjusted for actual forfeitures upon occurrence. Equity-based compensation is classified within administrative expense in the consolidated statement of operations.
Earnings Per Share
The Company presents both basic and diluted earnings per share (“EPS”) using the two-class method. Basic EPS is calculated by dividing earnings allocated to common shareholders, as adjusted for unallocated earnings attributable to certain participating securities, if any, by the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and the effect of potentially dilutive common share equivalents outstanding during the period. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

to receive dividends. The Company has certain share-based payment awards that contain nonforfeitable rights to dividends, which are considered participating securities for the purposes of computing EPS pursuant to the two-class method.
Income Taxes
The Company intends to elect to be taxed as a REIT and to comply with the related provisions of the Code beginning with its taxable year ending December 31, 2018. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income, distribution and share ownership tests are met. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable.
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
Certain subsidiaries of the Company are subject to taxation by U.S. federal, state and local authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are recorded on the portion of earnings (losses) recognized by the Company with respect to its interest in TRSs. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the U.S. federal, state and local tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax benefit (expense) in the consolidated statements of operations.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which provides for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. At December 31, 2017, the Company recognized a provisional amount of approximately $2.0 million of income tax expense relating to the remeasurement of its deferred tax balances based on the rate at which they are expected to reverse in the future, which is generally 21%. The Company is still analyzing certain aspects of the Tax Cuts and Jobs Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
For the three months ended June 30, 2018 and 2017, the Company recorded income tax expense of $0.2 million and $0.9 million, respectively. For the six months ended June 30, 2018, the Company recorded income tax benefit of $0.4 million. For the six months ended June 30, 2017, the Company recorded income tax expense of $0.7 million.
Recent Accounting Pronouncements
Revenue Recognition—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition standards by establishing principles for a single comprehensive model for revenue measurement and recognition, along with enhanced disclosure requirements. Key provisions include, but are not limited to, determining which goods or services are capable of being distinct in a contract to be accounted for separately as a performance obligation and recognizing variable consideration only to the extent that it is probable a significant revenue reversal would not occur. The new revenue standard may be applied retrospectively to each prior period presented (full retrospective) or retrospectively to contracts not completed as of date of initial application with the cumulative effect recognized in retained earnings (modified retrospective). ASU No. 2014-09 was originally effective for fiscal years and interim periods beginning after December 15, 2016 for public companies that are not

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

emerging growth companies (“EGCs”) and December 15, 2017 for private companies and public companies that are EGCs. In July 2015, the FASB deferred the effective date of the new standard by one year. Early adoption is permitted but not before the original effective date. The FASB has subsequently issued several amendments to the standard, including clarifying the guidance on assessing principal versus agent based on the notion of control, which affects recognition of revenue on a gross or net basis. These amendments have the same effective date and transition requirements as the new standard.
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
As of June 30, 2018, all of the Company’s investments in unconsolidated ventures were equity method investments and the Company does not have any cost method investments nor has the Company elected fair value option on its financial liabilities which fall under the scope of this guidance.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company expects to adopt the transition option, in which case, the cumulative effect adjustment to the opening balance of retained earnings will be recognized as of the effective date of adoption, including new disclosures, rather than as of the earliest period presented, and are not required for prior comparative periods. In addition, the Company expects to make an accounting policy election to treat lease and related non-lease components in a contract as a single performance obligation to the extent that the timing and pattern of revenue recognition are the same for the lease and non-lease components and the combined single lease component is classified as an operating lease. As of June 30, 2018, the Company has six ground lease arrangements with future contractual lease payment obligations of $14.5 million.
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
Cash Flow Classifications—In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in certain classifications on the statement of cash flows. This guidance addresses eight types of cash flows, clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, and requires an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach, among others. Transition will generally be on a retrospective basis. ASU No. 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017 for public companies that are not EGCs and December 15, 2018 for private companies and public companies that are EGCs. Early adoption is permitted, provided that all amendments within the guidance are adopted in the same period. The Company will adopt the new guidance on January 1, 2019. Upon adoption, the Company anticipates making an accounting policy election for classification of distributions from its equity method investees using the cumulative earnings approach.
Restricted Cash—In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that cash and cash equivalent balances in the statement of cash flows include restricted cash and restricted cash equivalent amounts, and therefore, changes in restricted cash and restricted cash equivalents be presented in the statement of cash flows. This will eliminate the presentation of transfers between cash and cash equivalents with restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, this ASU requires disclosure of a reconciliation between the totals in the statement of cash flows and the related captions in the balance sheet. The new guidance also requires disclosure of the nature of restricted cash and restricted cash equivalents, similar to existing requirements under Regulation S-X; however, it does not define restricted cash and restricted cash equivalents. ASU No. 2016-18 is effective for fiscal years and interim periods beginning after December 15, 2017 for public companies that are not EGCs and December 15, 2018 for private companies and public companies that are EGCs, to be applied retrospectively, with early adoption permitted. If early adopted in an interim period, adjustments are to be reflected as of

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the beginning of the fiscal year of adoption. As of June 30, 2018, the Company has $116.5 million of restricted cash that will be subject to changes in presentation on the statement of cash flows. The Company will adopt the new guidance on January 1, 2019.
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
The Company will adopt the new guidance on January 1, 2019 using the modified retrospective approach, consistent with the adoption of the new revenue standard. Under the new standard, if a partial interest in real estate is sold to noncustomers or contributed to unconsolidated ventures, and a noncontrolling interest in the asset is retained, such transactions could result in a larger gain on sale. The adoption of this standard could have a material impact to the results of operations in a period that a significant partial interest in real estate is sold. There were no such sales in the six months ended June 30, 2018.
Share-Based Payments—In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by generally aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance applies to nonemployee awards issued in exchange for goods or services used in an entity’s own operations and to awards granted by an investor to an equity method investee, but does not apply to equity instruments issued to a lender or investor in a financing transaction or equity instruments issued when selling goods or services to customers, which is under the revenue recognition model. Key changes in the guidance include measuring nonemployee awards based on fair value of the equity instrument issued, rather than fair value of goods or services received or equity instrument issued, whichever is more reliably measured. In terms of timing, equity-classified nonemployee awards that were previously remeasured through performance completion date will now have a fixed measurement on grant date, which will reduce volatility on the income statement. For nonemployee awards with performance conditions, compensation cost will be recognized when achievement of the performance condition is probable, rather than upon actual achievement of the performance condition. Similar to employee awards, forfeitures may be recognized as they occur or based on an estimate under an accounting policy election, but the guidance allows separate elections for employee and nonemployee awards. The accounting model for nonemployee awards, however, remains different for attribution of share-based payment costs over the vesting period, in which compensation cost for nonemployee awards continues to be recognized in the same period and in the same manner (i.e., capitalized or expensed) as if the grantor had paid cash for the goods or services. No changes to disclosure requirements were prescribed. Transition is on a modified retrospective basis, with a remeasurement at fair value as of the adoption date through a cumulative effect adjustment to opening retained earnings, applied to all equity-classified nonemployee awards where a measurement date has not been established by the adoption date and unsettled liability-classified nonemployee awards. The transition provisions eliminate the need to retrospectively determine fair values at historical grant dates. ASU 2018-07 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted in an interim period for which financial statements have not been issued, with adjustments to be reflected as of the beginning of the fiscal year of adoption. The Company plans to adopt the new standard on its effective date. As of June 30, 2018, the Company had 978,946 shares of nonemployee awards outstanding.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Business Combinations
The Combination
On the Closing Date, the Combination of the CLNY Contributed Portfolio, NorthStar I and NorthStar II was completed, creating CLNC.
In consideration for the contribution of the CLNY Contributed Portfolio, CLNY OP received approximately 44.4 million shares of the Company’s Class B-3 common stock, par value $0.01 per share (the “Class B-3 common stock”), and a subsidiary of CLNY OP received approximately 3.1 million common membership units in the OP (“CLNC OP Units”). The Class B-3 common stock will automatically convert to Class A common stock of the Company on a one-for-one basis upon the close of trading on February 1, 2019. The CLNC OP Units are redeemable for cash, or, at the Company’s election, the Class A common stock on a one-for-one basis, in the sole discretion of the Company. Subject to certain limited exceptions, CLNY OP has agreed that it and its affiliates will not make any transfers of the CLNC OP Units to non-affiliates of CLNY OP until the one year anniversary of the closing of the Combination, unless such transfer is approved by a majority of the Company’s board of directors, including a majority of the independent directors. In connection with the merger of NorthStar I and NorthStar II into the Company, their respective stockholders received shares of the Class A common stock based on pre-determined exchange ratios. Following the foregoing transaction, the Company contributed the CLNY Contributed Portfolio and the operating partnerships of NorthStar I and NorthStar II to the OP in exchange for ownership interests in the OP. Upon the closing of the Combination, CLNY OP and its affiliates, NorthStar I stockholders and NorthStar II stockholders each owned approximately 37%, 32% and 31%, respectively, of the Company on a fully diluted basis.
Prior to the closing of the Combination, a special dividend was declared by NorthStar I, which generated the lesser amount of cash leakage, in order to true up the agreed contribution values of NorthStar I and NorthStar II in relation to each other. In addition, following the CLNY Contributions, but prior to the effective time of the Combination, there was a cash settlement between the Company and Colony Capital for the difference between (i) the sum of (a) the loss in value of NorthStar I and NorthStar II as a result of the distributions made by NorthStar I and NorthStar II in excess of FFO (as such term is defined in the Combination Agreement) from July 1, 2017 through the day immediately preceding the Closing Date (excluding the dividend payment made by each of NorthStar I and NorthStar II on July 1, 2017), (b) FFO for the CLNY Investment Entities from July 1, 2017 through the day immediately preceding the Closing Date, (c) cash contributions or contributions of certain intercompany receivables made to the CLNY Investment Entities from July 1, 2017 through the day immediately preceding the Closing Date, and (d) the expected present value of certain unreimbursed operating expenses of NorthStar I and NorthStar II paid on each company’s behalf by their respective advisors, and (ii) cash distributions made by the CLNY Investment Entities from July 1, 2017 through the day immediately preceding the Closing Date, excluding that certain distribution made by the CLNY Investment Entities in July 2017 relating to the partial repayment of a certain investment (collectively, “CLNY true-up adjustment”). The settlement of the CLNY true-up adjustment resulted in a payment of approximately $55 million from Colony Capital to the Company.
The Combination is accounted under the acquisition method for business combinations with the CLNY Investment Entities as the accounting acquirer for purposes of the financial information set forth herein. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion on the accounting treatment of the Combination.
Combination Consideration
Each share of NorthStar I and NorthStar II common stock issued and outstanding immediately prior to the effective time of the Combination was converted into the right to receive 0.3532 shares (the “NorthStar I Exchange Ratio”) and 0.3511 shares (the “NorthStar II Exchange Ratio”), respectively, of the Class A common stock, plus cash in lieu of fractional shares. Approximately 21,000 shares of NorthStar I restricted common stock and 25,000 shares of NorthStar II restricted common stock automatically vested in connection with the Combination and the holders thereof were entitled to receive the same equity exchange as the other holders of NorthStar I and NorthStar II common stock, respectively.
The Company acquired all of the common stock of NorthStar I and NorthStar II through the exchange of all such outstanding shares into shares of Class A common stock based on the pre-determined NorthStar I Exchange Ratio and NorthStar II Exchange Ratio, respectively. As the Combination was a stock-for-stock exchange (except for cash consideration for fractional shares), fair value of the consideration to be transferred was dependent upon the fair value of the Company at the Closing Date.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair value of the merger consideration was determined as follows (in thousands, except exchange ratio and price per share):

	NorthStar I	NorthStar II	Total
Outstanding shares of common stock at January 31, 2018(1)	119,333	114,943
Exchange ratio(2)	0.3532	0.3511
Shares of Class A common stock issued in the mergers(3)	42,149	40,356	82,505
Fair value consideration per share(4)	$24.50	$24.50	$24.50
Fair value of NorthStar I and NorthStar II consideration	$1,032,651	$988,722	$2,021,373
_________________________________________

(1)	Includes 21,000 and 25,000 shares of common stock of NorthStar I and NorthStar II equity awards, respectively, that vested in connection with the consummation of the Combination.

(2)	Represents the pre-determined exchange ratio of 0.3532 NorthStar I shares and 0.3511 NorthStar II shares per one share of the Class A common stock.

(3)	Includes the issuance of fractional shares, aggregating to approximately 21,000 shares, for which holders received cash in lieu of the fractional shares.

(4)	Represents the estimated per share fair value of the Company at the Closing Date.
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

	January 31, 2018
	NorthStar I	NorthStar II	Total
Merger consideration	$1,032,651	$988,722	$2,021,373
Allocation of merger consideration:
Assets acquired
Cash and cash equivalents	$130,197	$51,360	$181,557
Restricted cash	30,564	61,313	91,877
Loans and preferred equity held for investment	521,462	728,271	1,249,733
Real estate securities, available for sale, at fair value	100,731	64,793	165,524
Real estate, net	790,996	492,317	1,283,313
Investments in unconsolidated ventures	67,899	375,694	443,593
Receivables, net	12,363	11,479	23,842
Deferred leasing costs and intangible assets, net	74,243	37,090	111,333
Other assets	16,407	21,668	38,075
Mortgage loans held in securitization trusts, at fair value	1,894,404	1,432,795	3,327,199
Total assets acquired	3,639,266	3,276,780	6,916,046
Liabilities assumed
Securitization bonds payable, net	—	80,825	80,825
Mortgage and other notes payable, net	399,131	382,485	781,616
Credit facilities	293,340	355,529	648,869
Due to related party	4,533	1,842	6,375
Accrued and other liabilities	21,640	18,219	39,859
Intangible liabilities, net	17,931	1,808	19,739
Escrow deposits payable	12,994	36,362	49,356
Mortgage obligations issued by securitization trusts, at fair value	1,784,223	1,401,491	3,185,714
Total liabilities assumed	2,533,792	2,278,561	4,812,353
Noncontrolling interests	72,823	9,497	82,320
Fair value of net assets acquired	$1,032,651	$988,722	$2,021,373

COLONY CREDIT REAL ESTATE, INC.
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
Loans and preferred equity held for investment—Fair value is determined by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which include consideration of borrower or sponsor credit, as well as operating results of the underlying collateral. For certain loans and preferred equity held for investment, NorthStar II has a contractual right to equity-like participation or other ownership interests in the underlying collateral which was considered in calculating the fair value of the loans and preferred equity held for investment.
Investments in Unconsolidated Ventures—Fair value is based on timing and amount of expected future cash flows for income as well as realization events of the underlying assets of the investees. Investments in unconsolidated ventures includes a preferred equity investment, as well as an investment in a joint venture which holds a mezzanine loan. The fair value for both investments was based on the outstanding principal value plus the undiscounted value of any applicable contractual exit fees associated with the investments. The preferred equity investment has an equity-like participation which was considered in its fair value. The capitalization rate used was 6.8%.
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
Results of NorthStar I and NorthStar II
For the three months ended and from February 1, 2018 (the Closing Date) through June 30, 2018, the Company’s results of operations included contributions from the acquired business of NorthStar I and NorthStar II as follows (dollars in thousands):

	Three Months Ended June 30, 2018			February 1, 2018 to June 30, 2018
	NorthStar I	NorthStar II	Total	NorthStar I	NorthStar II	Total
Total revenues	$52,022	$51,579	$103,601	$89,334	$90,786	$180,120

Net income attributable to common stockholders	2,542	14,890	17,432	367	23,516	23,883
Combination-Related Costs
Transaction costs of $2.3 million and $32.5 million were incurred in connection with the Combination in the three and six months ended June 30, 2018, respectively, consisting largely of professional fees for legal, financial advisory, accounting and consulting services. Approximately $24.3 million of the transaction costs for the six months ended June 30, 2018 represent fees paid to investment bankers that were contingent upon consummation of the Combination.
Combination-related costs are expensed as incurred and such costs expensed by NorthStar I and NorthStar II prior to the Closing Date were excluded from the Company's results of operations.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pro Forma Financial Information (Unaudited)
The following table presents pro forma financial information of the Company as if the Combination had been consummated on January 1, 2017. The pro forma financial information includes the pro forma impact of purchase accounting adjustments primarily related to fair value adjustments and depreciation and amortization, and excludes Combination-related transaction costs of $2.3 million and $32.5 million for the three and six months ended June 30, 2018, respectively. The pro forma financial information, however, does not reflect any potential benefits that may result from realization of future cost savings from operating efficiencies, or other incremental synergies expected to result from the Combination.
The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the Company had the Combination been completed on January 1, 2017, nor indicative of future results of operations of the Company (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2018	2017
Pro forma:
Total revenues	$268,366	$236,614
Net income attributable to Colony Credit Real Estate, Inc.	55,844	70,133
Net income attributable to common stockholders	53,579	67,885
Earnings per common share:
Basic	$0.41	$0.52
Diluted	$0.41	$0.52

4.	Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	June 30, 2018 (Unaudited)				December 31, 2017
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance(2)	Carrying Value(2)	Weighted Average Coupon	Weighted Average Maturity in Years
Fixed rate
Mortgage loans	$16,223	$16,144	10.5%	5.8	$493,113	$484,592	8.2%	2.4
Mezzanine loans	115,686	115,686	13.1%	4.9	141,931	141,828	13.2%	3.2
Preferred equity interests	89,819	89,819	12.0%	8.9	—	—	—	—
	221,728	221,649			635,044	626,420
Variable rate
Mortgage loans	1,350,538	1,354,652	6.4%	3.7	260,366	260,932	8.1%	2.3
Securitized loans(3)	351,526	354,091	7.5%	1.6	377,939	379,670	6.7%	0.3
Mezzanine loans	120,582	120,986	11.1%	2.1	34,391	34,279	9.8%	1.3
Preferred equity interests	27,469	27,756	14.5%	1.5	—	—	—	—
	1,850,115	1,857,485			672,696	674,881
	2,071,843	2,079,134			1,307,740	1,301,301

Allowance for loan losses	NA	—			NA	(517)
Loans and preferred equity held for investment, net	$2,071,843	$2,079,134			$1,307,740	$1,300,784
_________________________________________

(1)	Calculated based on contractual interest rate.

(2)	Includes four purchased credit-impaired loans with combined unpaid principal balance of $21.4 million and carrying value of $20.8 million.

(3)	Represents loans transferred into securitization trusts that are consolidated by the Company.
As of June 30, 2018, the weighted average maturity, including extensions, of loans and preferred equity investments was 3.5 years.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2018	$1,300,784
Loans and preferred equity held for investment acquired in the Combination (Note 3)	1,249,733
Deconsolidation of investment entities(1)	(553,678)
Acquisitions/originations/additional funding	392,278
Loan maturities/principal repayments	(262,918)
Combination adjustment(2)	(50,314)
Discount accretion/premium amortization	1,498
Capitalized interest	1,234
Recovery of allowance for loan loss	517
Balance at June 30, 2018	$2,079,134
_________________________________________

(1)
Represents loans and preferred equity held for investment, net which were deconsolidated as a result of the Combination. Refer to Note 2, “Summary of Significant Accounting Policies,” for further detail.

(2)
Represents a loan held for investment, net that was previously sold by the CLNY Investment Entities to NorthStar I and was treated as a secured financing by the CLNY Investment Entities. This loan was eliminated as a result of the Combination.

Nonaccrual and Past Due Loans and Preferred Equity

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. At June 30, 2018, other than the NY hospitality loans discussed below, all other loans and preferred equity held for investment remain current on interest payments.
In March 2018, the borrower on the Company’s four NY hospitality loans with an unpaid principal balance of $260.2 million failed to make its interest payment. The Company has placed the loans on non-accrual status and has commenced discussions with the borrower to resolve the matter. Interest income is recognized on a cash basis. No provision for loan loss was recorded during the three and six months ended June 30, 2018 as the Company believes sufficient collateral value exists to cover the outstanding loan balances. During the three months ended June 30, 2018, the Company received and recognized $1.0 million in interest income on the loans. These discussions typically include numerous points of negotiation as the Company and the borrower work towards a settlement or other alternative resolution, which can impact the potential for loan repayment or receipt of collateral.
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before allowance for loan losses, if any (dollars in thousands):

	Current or Less Than 30 Days Past Due(1)(2)(3)	30-59 Days Past Due	60-89 Days Past Due(1)(2)(3)	90 Days or More Past Due(3)	Total Loans
June 30, 2018 (Unaudited)	$1,597,382	$—	$118,557	$363,195	$2,079,134
December 31, 2017	1,122,366	144,241	7,929	26,765	1,301,301
_________________________________________

(1)
At June 30, 2018, includes four loans to two separate borrowers consisting of two current or less than 30 days past due loans and two 60-89 days past due loans held for investment. Subsequent to June 30, 2018, extensions for the four loans with a total combined carrying value of $79.9 million were executed while the Company continues discussions with the borrowers to work towards a settlement or other alternative resolution.

(2)
Subsequent to June 30, 2018, a senior mortgage loan with a carrying value of $75.6 million became real estate owned through a foreclosure sale. See Note 18, “Subsequent Events,” for further information.

(3)
At June 30, 2018, 90 days or more past due loans includes four loans to the same borrower with combined carrying value of $261.1 million on non-accrual status. All other loans in this table remain current on interest payments.

Troubled Debt Restructuring
At June 30, 2018 and December 31, 2017, there was one mezzanine loan previously modified in a TDR with carrying value before allowance for loan losses of $28.6 million. The loan had been modified in 2015. The Company also has three other loans with a combined carrying value of $108.5 million that are cross-defaulted with the TDR loan to the same borrower. Two loans matured in November 2017 and were in default at both June 30, 2018 and December 31, 2017, while the third loan remains current. All four loans are collateralized with 27 office, retail, multifamily and industrial properties with an estimated aggregate fair value of approximately $137.1 million. In February 2018, the borrower and the Company entered into a forebearance agreement to allow both parties to review the exit strategy. In May 2018, the Company extended the forbearance agreement, which now expires in September 2018. These discussions typically include numerous points of negotiation as the Company and the borrower work towards a settlement or other alternative resolution, which can impact the potential for loan repayment or receipt of collateral. No provision for loan loss was recorded at June 30, 2018 or December 31, 2017 on the two defaulted loans as the Company believes there is sufficient collateral value to cover the outstanding loan balances in aggregate. The Company has no additional commitments to lend to the borrower with the TDR loan.
There were no loans modified as TDRs during the six months ended June 30, 2018 and year ended December 31, 2017.
Impaired Loans
Loans are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs. The following table presents impaired loans at the respective reporting dates (dollars in thousands):

	Unpaid Principal Balance(1)(2)(3)	Gross Carrying Value
		With Allowance for Loan Losses	Without Allowance for Loan Losses(1)(2)(3)	Total	Allowance for Loan Losses
June 30, 2018 (Unaudited)	$558,483	$—	$560,983	$560,983	$—
December 31, 2017	237,441	42,176	195,934	238,110	517
_________________________________________

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1)
Subsequent to June 30, 2018, extensions for four loans to two separate borrowers with combined unpaid principal balances and carrying values of $79.9 million were executed while the Company continues discussions with the borrowers to work towards a settlement or other alternative resolution.

(2)
Subsequent to June 30, 2018, a senior mortgage loan with a carrying value of $75.6 million became real estate owned through a foreclosure sale. See Note 18, “Subsequent Events,” for further information.

(3)
At June 30, 2018, includes four loans to the same borrower with combined unpaid principal balance of $260.2 million and carrying value of $261.1 million on non-accrual status. All other loans included in this table remain current on interest payments.

The average carrying value and interest income recognized on impaired loans were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average carrying value before allowance for loan losses	$496,559	$98,478	$399,546	$141,109
Interest income	6,897	2,164	10,655	4,442
Allowance for Loan Losses
As of June 30, 2018, there was no allowance for loan losses. As of December 31, 2017 the allowance for loan losses was $0.5 million related to $42.2 million in carrying value of loans.
Changes in allowance for loan losses on loans are presented below (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Allowance for loan losses at beginning of period	$(517)	$(3,386)
Provision for loan losses	—	—
Charge-off	—	3,210
Recoveries	517
Allowance for loan losses at end of period	$—	$(176)
Credit Quality Monitoring
Loan and preferred equity investments are typically loans secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its loan and preferred equity investments at least quarterly and differentiates the relative credit quality principally based on: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity.
As of June 30, 2018, there were 13 loans held for investment to six borrowers with contractual payments past due. With the exception of the NY hospitality loans previously discussed, all other loans and preferred equity held for investment remain current on interest payments. The remaining loans and preferred equity investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were seven loans held for investment with contractual payments past due as of December 31, 2017. For the six months ended June 30, 2018, no debt investment contributed more than 10.0% of interest income.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2018, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments was $137.4 million for mortgage loans, $6.1 million for securitized loans, $2.0 million for mezzanine loans and $1.2 million for preferred equity interests. Future funding commitments were $19.2 million for mortgage loans at December 31, 2017.

5.	Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017
Equity method investments
Investment ventures	$490,189	$179,303
	490,189	179,303
Investments under fair value option
Private funds	241,453	24,417
	$731,642	$203,720
Equity Method Investments
Investment Ventures
Certain of the Company’s equity method investments are structured as joint ventures with one or more private funds or other investment vehicles managed by the Colony Capital with third party joint venture partners. These investment entities are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements.
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of June 30, 2018 and December 31, 2017, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As discussed in Note 2, “Summary of Significant Accounting Policies,” certain of the CLNY Investment Entities were deconsolidated by the Company upon closing of the Combination and accounted for as investments in unconsolidated ventures.

The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Ownership Interest(1) at June 30, 2018	Carrying Value
Investments	Description		June 30, 2018 (Unaudited)	December 31, 2017
ADC investments	Interests in seven acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	Various(2)	$170,451	$179,303
Other investment ventures	Interests in ten investments, each with less than $142.4 million carrying value at June 30, 2018	Various	319,738	—
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
Summarized Financial Information
The combined statements of operations for the unconsolidated ventures, including PE Investments and excluding unconsolidated ventures accounted for under the cost method, for the six months ended June 30, 2018 and 2017, are as follows (dollars in thousands):

	Six Months Ended June 30,(1)
	2018	2017
Total revenues	$45,872	$16,540
Net income (loss)(2)	25,903	14,259
_________________________________________

(1)	Includes summarized financial information for PE Investments on a one quarter lag, which is the most recent financial information available from the underlying funds.

(2)	Includes net investment income and unrealized and realized gains and losses for PE Investments.

6.	Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of June 30, 2018 (dollars in thousands):

								Weighted Average
		Principal Amount(1)	Total Discount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value	Coupon(2)	Unleveraged Current Yield
As of Date:	Count				Gain	(Loss)
June 30, 2018	36	$262,105	$(61,109)	$200,996	$341	$(3,186)	$198,151	3.15%	7.24%
_________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $127.4 million for the CMBS Credit Facilities (refer to Note 10). The remainder is unleveraged.

(2)	All CMBS are fixed rate.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company acquired the CRE Securities from NorthStar I and NorthStar II in the Combination. The Company held no CRE Securities as of December 31, 2017.
The Company recorded an unrealized loss in OCI for the three and six months ended June 30, 2018 of $1.0 million and $2.8 million, respectively. As of June 30, 2018, the Company held 30 securities with an aggregate carrying value of $166.9 million with an unrealized loss of $2.8 million. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of June 30, 2018, the weighted average contractual maturity of CRE securities was 30.7 years with an expected maturity of 7.8 years.
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
Other than the securities represented by the Company’s subordinate tranches of the securitization trusts, the Company does not have any claim to the assets or exposure to the liabilities of the securitization trusts. The original issuers, who are unrelated third parties, guarantee the interest and principal payments related to the investment grade securitization bonds in the securitization trusts, therefore these obligations do not have any recourse to the general credit of the Company as the consolidator of the securitization trusts. The Company’s maximum exposure to loss would not exceed the carrying value of its retained investments in the securitization trusts, or the subordinate tranches of the securitization trusts.
As of June 30, 2018, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $3.1 billion and $2.9 billion, respectively. As of June 30, 2018, across the three consolidated securitization trusts, the underlying collateral consisted of 159 underlying mortgage loans, with a weighted average coupon of 4.9% and a weighted average loan to value ratio of 57.9%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of June 30, 2018 (dollars in thousands):

June 30, 2018
Assets
Mortgage loans held in a securitization trust, at fair value	$3,154,112
Receivables, net	13,302
Total assets	$3,167,414
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$3,010,636
Accrued and other liabilities	12,425
Total liabilities	$3,023,061
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $143.5 million as of June 30, 2018 and approximates the fair value of the Company’s underlying investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 15, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents net income attributable to the Company’s common stockholders for the three and six months ended June 30, 2018 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statement of Operations
Interest income on mortgage loans held in securitization trusts	$39,496	$—	$65,361	$—
Interest expense on mortgage obligations issued by securitization trusts	(36,459)	—	(60,737)	—
Net interest income	3,037	—	4,624	—
Administrative expenses	(461)	—	(362)	—
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	3,696	—	4,193	—
Realized loss on mortgage loans and obligations held in securitization trusts, net	(2,203)	—	(2,203)	—
Net income attributable to Colony Credit Real Estate, Inc. common stockholders	$4,069	$—	$6,252	$—

7.	Real Estate, net
The following table presents the Company’s net lease portfolio, net, as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017
Land and improvements	$102,764	$25,262
Buildings, building leaseholds, and improvements	575,582	178,109
Tenant improvements	9,497	2,316
Construction-in-progress	23	21
Subtotal	$687,866	$205,708
Less: Accumulated depreciation	(16,020)	(5,516)
Net lease portfolio, net	$671,846	$200,192
The following table presents the Company’s other portfolio, net, as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017
Land and improvements	$139,586	$667
Buildings, building leaseholds, and improvements	645,089	18,477
Tenant improvements	30,120	36
Furniture, fixtures and equipment	10,674	680
Construction-in-progress	757	—
Subtotal	$826,226	$19,860
Less: Accumulated depreciation	(12,515)	(312)
Other portfolio, net	$813,711	$19,548
For the six months ended June 30, 2018, the Company had no single property with rental and other income equal to or greater than 10.0% of total revenue.
At June 30, 2018, the Company held foreclosed properties included in real estate, net with a carrying value of $19.8 million. At December 31, 2017, the Company held foreclosed properties with a carrying value of $19.5 million.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancellable operating leases to be received over the next five years and thereafter as of June 30, 2018 (dollars in thousands):

Remainder of 2018	$45,282
2019	85,941
2020	77,171
2021	63,731
2022	51,710
2023 and thereafter	98,568
Total	$422,403
The rental properties owned at June 30, 2018 are leased under non-cancellable operating leases with current expirations ranging from 2018 to 2029, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee with expiration dates through 2027. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and six months ended June 30, 2018 was approximately $0.7 million and $1.4 million, respectively. Ground rent expense for each of the three and six months ended June 30, 2017 was de minimis.
The following table presents future minimum rental payments, excluding contingent rents, on noncancelable ground leases on real estate as of June 30, 2018 (dollars in thousands):

Remainder of 2018	$1,410
2019	2,821
2020	2,812
2021	2,720
2022	1,798
2023 and thereafter	2,891
Total	$14,452

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities at June 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

	June 30, 2018 (Unaudited)
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$76,949	$(19,763)	$57,186
Above-market lease values	19,437	(2,495)	16,942
Below-market ground lease obligations	52	(12)	40
Deferred leasing costs	30,894	(2,636)	28,258
	$127,332	$(24,906)	$102,426
Intangible Liabilities
Below-market lease values	$19,790	$(2,001)	$17,789

	December 31, 2017
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$9,214	$(2,657)	$6,557
Above-market lease values	1,682	(283)	1,399
Below-market ground lease obligations	52	(8)	44
Deferred leasing costs	3,671	(657)	3,014
	$14,619	$(3,605)	$11,014
Intangible Liabilities
Below-market lease values	$51	$(15)	$36
The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Above-market lease values	$(1,305)	$(73)	$(2,212)	$(138)
Below-market lease values	1,185	4	1,986	7
Net decrease to rental income	$(120)	$(69)	$(226)	$(131)

Below-market ground lease obligations	$2	$2	$4	$4
Increase to ground rent expense	$2	$2	$4	$4

In-place lease values	$8,560	$907	$17,106	$1,719
Deferred leasing costs	956	173	1,979	333
Amortization expense	$9,516	$1,080	$19,085	$2,052

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities for each of the next five years and thereafter as of June 30, 2018 (dollars in thousands):

	Remainder of 2018	2019	2020	2021	2022	2023 and thereafter	Total
Above-market lease values	$2,251	$4,317	$3,252	$2,340	$1,841	$2,941	$16,942
Below-market lease values	(2,310)	(4,566)	(2,527)	(1,895)	(1,732)	(4,759)	(17,789)
Decrease to rental income	$(59)	$(249)	$725	$445	$109	$(1,818)	$(847)

Below-market ground lease obligations	$4	$8	$8	$8	$8	$4	$40
Increase to property operating expense	$4	$8	$8	$8	$8	$4	$40

In-place lease values	$10,510	$16,048	$10,564	$7,256	$5,485	$7,323	$57,186
Deferred leasing costs	4,180	6,304	5,013	3,816	2,895	6,050	28,258
Amortization expense	$14,690	$22,352	$15,577	$11,072	$8,380	$13,373	$85,444

9.	Other Assets and Liabilities
The following table presents a summary of other assets as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017
Other assets:
Prepaid taxes and deferred tax assets	$67,071	$1,050
Deposit on investments	15,700	—
Deferred financing costs, net - credit facilities	6,699	—
Prepaid expenses	5,707	360
Derivative asset	38	117
Total	$95,215	$1,527
The following table presents a summary of accrued and other liabilities as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017
Accrued and other liabilities:
Accounts payable, accrued expenses and other liabilities	$18,067	$3,532
Interest payable	17,117	924
Prepaid rent and unearned revenue	6,453	481
Tenant security deposits	3,142	118
Current and deferred tax liability	1,109	120
Derivative liability	926	—
Total	$46,814	$5,175

10.	Debt
The following table presents debt as of June 30, 2018 and December 31, 2017 (dollars in thousands):

					June 30, 2018 (Unaudited)		December 31, 2017
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Securitization bonds payable, net
2014 FL1(3)		Non-recourse	Apr-31	LIBOR + 3.24%	$27,119	$27,119	$27,119	$27,004

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

						June 30, 2018 (Unaudited)		December 31, 2017
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
2014 FL2(3)		Non-recourse	Nov-31	LIBOR + 4.25%		18,320	18,312	55,430	55,430
2015 FL3(3)		Non-recourse	NA	NA		—	—	26,245	26,245
Securitization 2016-1		Non-recourse	Sep-31	LIBOR + 2.74%		80,825	80,825	—	—
Subtotal securitization bonds payable, net						126,264	126,256	108,794	108,679

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Oct-27	4.45%		24,836	24,836	25,074	25,022
Net lease 2		Non-recourse	Nov-26	4.45%		3,514	3,401	3,544	3,425
Net lease 3		Non-recourse	Nov-26	4.45%		7,582	7,340	7,647	7,390
Net lease 4		Non-recourse	Jun-21	4.00%		12,947	12,781	13,133	12,939
Net lease 5		Non-recourse	Jul-23	LIBOR + 2.15%		2,284	2,224	2,482	2,416
Net lease 6		Non-recourse	Aug-26	4.08%		32,600	32,255	32,600	32,234
Net lease 7(4)		Non-recourse	Nov-26	4.45%		19,078	18,467	19,241	18,593
Net lease 8		Non-recourse	Mar-28	4.38%		12,536	11,980	—	—
Net lease 9		Non-recourse	Apr-21(5)	LIBOR + 2.50%		72,682	72,715	—	—
Net lease 10		Non-recourse	Jul-25	4.31%		250,000	246,256	—	—
Multifamily 1		Non-recourse	Dec-23	4.84%		43,500	44,060	—	—
Multifamily 2		Non-recourse	Dec-23	4.94%		43,000	43,552	—	—
Multifamily 3		Non-recourse	Jan-24	5.15%		16,000	16,618	—	—
Multifamily 4(6)		Non-recourse	Dec-20	5.27%		12,098	12,430	—	—
Multifamily 5		Non-recourse	Nov-26	3.98%		24,536	23,681	—	—
Office 1		Non-recourse	Oct-24	4.47%		108,850	109,874	—	—
Office 2		Non-recourse	Jan-25	4.30%		77,076	76,179	—	—
Office 3		Non-recourse	Apr-23	LIBOR + 4.00%		29,947	28,524	—	—
Multi-tenant office		Non-recourse	Aug-20(7)	LIBOR + 1.90%		97,164	97,556	—	—
Hotel development loan(8)		Non-recourse	NA	NA		—	—	130,000	128,649
Hotel A-Note(9)		Non-recourse	NA	NA		—	—	50,314	50,314
Other notes payable		Limited recourse(10)	Dec-20(11)	LIBOR + 2.65%		—	—	—	—
Subtotal mortgage and other notes payable, net						890,230	884,729	284,035	280,982

Bank credit facility
Bank credit facility	$400,000	Recourse	Feb-23 (12)	LIBOR + 2.25%		25,000	25,000	—	—
Subtotal bank credit facility						25,000	25,000	—	—

Master repurchase facilities
Bank 1 facility 3	$300,000	Limited Recourse(10)	Apr-23(13)	LIBOR + 2.42%	(14)	42,840	42,840	—	—
Bank 2 facility 1	200,000	Limited Recourse(15)	Jul-19(16)	(17)	(14)	—	—	—	—
Bank 2 facility 2	200,000	Limited Recourse(15)	Jul-19(18)	LIBOR + 2.41%	(14)	26,742	26,742	—	—
Bank 3 facility 3	500,000	Limited Recourse(10)	Apr-21	LIBOR + 2.36%	(14)	465,811	465,811	—	—
Bank 7 facility 1	500,000	Limited Recourse(10)	Apr-22(19)	LIBOR + 2.00%	(14)	79,113	79,113	—	—
Bank 8 facility 1	250,000	Limited Recourse(10)	Jun-21(20)	LIBOR + 2.00%	(14)	33,672	33,672	—	—
Subtotal master repurchase facilities	$1,950,000					648,178	648,178	—	—

CMBS credit facilities
Bank 1 facility 1		Recourse	(21)	LIBOR + 1.42%	(14)	18,451	18,451	—	—

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

						June 30, 2018 (Unaudited)		December 31, 2017
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Bank 1 facility 2		Recourse	(21)	LIBOR + 1.22%	(14)	10,569	10,569	—	—
Bank 3 facility		Recourse	(21)	NA		—	—	—	—
Bank 4 facility		Recourse	(21)	NA		—	—	—	—
Bank 5 facility 1		Recourse	(21)	NA		—	—	—	—
Bank 5 facility 2		Recourse	(21)	NA		—	—	—	—
Bank 6 facility 1		Recourse	(21)	LIBOR + 1.15%	(14)	37,466	37,466	—	—
Bank 6 facility 2		Recourse	(21)	LIBOR + 1.08%	(14)	60,881	60,881	—	—
Subtotal CMBS credit facilities						127,367	127,367	—	—
Subtotal credit facilities						800,545	800,545	—	—

Total						$1,817,039	$1,811,530	$392,829	$389,661
_________________________________________

(1)	Subject to customary non-recourse carveouts.

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

(4)
Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.

(5)
The current maturity of the mortgage payable is April 2019, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(6)	Represents two separate senior mortgage notes with a weighted average maturity of December 1, 2020 and weighted average interest rate of 5.27%.

(7)
The initial maturity of the mortgage payable is August 2018, with a two-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(8)
A development loan originated by the Company was restructured into a senior and junior note, with the senior note assumed by a third party lender. The Company accounted for the transfer of the senior note as a financing transaction. The senior note bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus 3.5%, with a 4.0% floor, and is subject to two one-year extension options on its initial term, exercisable by the borrower. The investment entity that held the debt was deconsolidated upon closing of the Combination (refer to Note 2, “Summary of Significant Accounting Policies”).

(9)
Represents the Company’s senior participation interest in a first mortgage loan that was transferred at cost into a securitization trust with the transfer accounted for as a secured financing transaction. The Company did not retain any legal interest in the senior participation and retained the junior participation on an unleveraged basis.

(10)	Recourse solely with respect to 25.0% of the financed amount.

(11)
The initial maturity of the note payable is December 2018, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(12)	The ability to borrow additional amounts terminates on February 1, 2022 at which time the Company may, at its election, extend the termination date for two additional six-month terms.

(13)
The next maturity date is April 2021, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(14)	Represents the weighted average spread as of June 30, 2018. The contractual interest rate depends upon asset type and characteristics and ranges from one-month to six-month LIBOR plus 1.08% to 2.75%.

(15)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans, as further defined in the governing documents; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(16)
The next maturity date is July 2018, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents. Subsequent to June 30, 2018, the Company elected not to execute the extension option.

(17)	The interest rate will be determined by the lender in its sole discretion.

(18)	Subsequent to June 30, 2018, the Company exercised the remaining one-year extension to July 2019.

(19)	The next maturity date is April 2021, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(20)	The next maturity date is June 2020, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(21)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from one to six months.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at June 30, 2018 based on final contractual maturity (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remainder of 2018	$128,472	$—	$1,105	$127,367
2019	29,286	—	2,544	26,742
2020	111,904	—	111,904	—
2021	586,687	—	87,204	499,483
2022	81,632	—	2,519	79,113
2023 and thereafter	879,058	126,264	684,954	67,840
Total	$1,817,039	$126,264	$890,230	$800,545
Bank Credit Facility
On February 1, 2018, the Company, through subsidiaries, entered into a credit agreement with several lenders to provide a revolving credit facility in the aggregate principal amount of up to $400.0 million (the “Bank Credit Facility”). The ability to borrow additional amounts under the Bank Credit Facility terminates on February 1, 2022, at which time the Company may, at its election, extend the termination date for two additional six-month terms.
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At June 30, 2018, the borrowing base valuation was sufficient to permit borrowings up to the entire $400.0 million commitment.
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at June 30, 2018), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guaranty the obligations of the Company under the Bank Credit Facility. As security for the advances under the Bank Credit Facility, the Company pledged substantially all equity interests it owns as well as a security interest in deposit accounts of the Company in which the proceeds of investment asset distributions are maintained.
The Bank Credit Facility contains various affirmative and negative covenants including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Bank Credit Facility. At June 30, 2018, the Company was in compliance with all of the financial covenants.
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
As of June 30, 2018, the Company had $354.1 million carrying value of CRE debt investments financed with $126.3 million of securitization bonds payable, net.
Master Repurchase Facilities
As of June 30, 2018, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.0 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of June 30, 2018, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of June 30, 2018, the Company had $877.3 million carrying value of CRE debt investments financed with $648.2 million under the term loan facilities.
On April 20, 2018, the Company, through subsidiaries, consolidated two prior master purchase agreements by entering into a three-year Amended and Restated Master Repurchase and Securities Contract Agreement (“Bank 3 Facility 3”). The Repurchase Agreement provides up to $500.0 million to finance first mortgage loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate.
On April 23, 2018, the Company, through subsidiaries, entered into a three-year Master Repurchase Agreement (“Bank 1 Facility 3”). The Repurchase Agreement provides up to $300.0 million to finance first mortgage loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate.
On April 26, 2018, the Company entered into a three-year Master Repurchase Agreement with a major financial institution through a subsidiary (“Bank 7 Facility 1”). This agreement provides up to $500.0 million to finance the Company’s lending activities.
On June 19, 2018, the Company entered into a two-year Master Repurchase Agreement with a major financial institution through a subsidiary (“Bank 8 Facility 1”). This agreement provides up to $250.0 million to finance the Company’s lending activities.
CMBS Credit Facilities
As of June 30, 2018, the Company has entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of June 30, 2018, the Company had $173.2 million carrying value of CRE securities, financed with $127.4 million under its CMBS Credit Facilities.

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
The initial term of the Management Agreement expires on the third anniversary of the Closing Date and will be automatically renewed for a one-year term each anniversary date thereafter unless earlier terminated as described below. The Company’s independent directors review the Manager’s performance and the fees that may be payable to the Manager annually and, following the initial term, the Management Agreement may be terminated if there has been an affirmative vote of at least two-thirds of the Company’s independent directors determining that (1) there has been unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) the compensation payable to the Manager, in the form of base management fees and incentive fees taken as a whole, or the amount thereof, is not fair to the Company, subject to the Manager’s right to prevent such termination due to unfair fees by accepting reduced compensation as agreed to by at least two-thirds of the Company’s independent directors. The Company must provide the Manager 180 days’ prior written notice of any such termination.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Fees to Manager
Base Management Fee
The base management fee payable to the Manager is equal to 1.5% of the Company’s stockholders’ equity (as defined in the Management Agreement), per annum (0.375% per quarter), payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds received by the Company (or, without duplication, the Company’s direct subsidiaries, such as the OP) from all issuances of the Company’s or such subsidiaries’ common and preferred equity securities since inception (allocated on a pro rata basis for such issuances during the calendar quarter of any such issuance), plus (2) the Company’s cumulative core earnings (as defined in the Management Agreement) from and after the Closing Date to the end of the most recently completed calendar quarter, less (b)(1) any distributions to the Company’s common stockholders (or owners of common equity of the Company’s direct subsidiaries, such as the OP, other than the Company or any of such subsidiaries), (2) any amount that the Company or any of the Company’s direct subsidiaries, such as the OP, have paid to (x) repurchase for cash the Company’s common stock or common equity securities of such subsidiaries or (y) repurchase or redeem for cash the Company’s preferred equity securities or preferred equity securities of such subsidiaries, in each case since the Closing Date and (3) any incentive fee (as described below) paid to the Manager since the Closing Date.
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
The Company did not incur any incentive fees during the three and six months ended June 30, 2018.
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
Other Payables to Manager
Other payables to Manager include Combination related adjustments that consist of certain cash contributions from and distributions to Colony Capital or its subsidiaries on behalf of the CLNY Contributed Portfolio.
Manager Equity Plan
In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and Manager and/or employees thereof under the 2018 Equity Incentive Plan (the “2018 Plan”). In connection with this grant, the Company recognized share-based compensation expense of $1.8 million and $2.1 million to its Manager within administrative expense in the consolidated statement of operations for the three and six months ended June 30, 2018, respectively. See Note 12, “Equity-Based Compensation” for further discussion of the 2018 Plan.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and payable to the Manager for the six months ended June 30, 2018 and the amount due to related party as of June 30, 2018 and December 31, 2017 (dollars in thousands):

Type of Fee or Reimbursement	Financial Statement Location	Due to Related Party as of December 31, 2017	Six Months Ended June 30, 2018			Due to Related Party as of June 30, 2018 (Unaudited)
			Combination Related Consideration	Incurred	Paid
Fees to Manager
Management	Management fee expense	$—	$—	$19,791	$(7,914)	$11,877
Reimbursements to Manager
Operating costs	Administrative expense	—	—	4,209	(1,573)	2,636
Other
Other Payables to Manager	Additional paid-in capital	—	2,934	—	(2,934)	—
Liabilities assumed in the Combination	(1)	—	6,375	—	(6,375)	—
Total		$—	$9,309	$24,000	$(18,796)	$14,513
_________________________________________

(1)	Represents due to related party balance assumed as a result of the Combination. Refer to Note 3, “Business Combinations,” for further detail.
Expense Allocations
For the six months ended June 30, 2017, the Company’s consolidated financial statements present the operations of the CLNY Investment Entities as carved out from the financial statements of Colony Capital. Certain general and administrative costs borne by Colony Capital, including, but not limited to, compensation and benefits, and corporate overhead, have been allocated to the CLNY Investment Entities using reasonable allocation methodologies. Such costs do not necessarily reflect what the actual general and administrative costs would have been if the CLNY Investment Entities had been operating as a separate stand-alone public company. For the three and six months ended June 30, 2017, a total of $3.7 million and $6.7 million, respectively, of allocated expenses are included as a component of administrative expenses in the Company’s consolidated statements of operations.
Investment Activity
All investment acquisitions are approved in accordance with the Company’s investment and related party guidelines, which may include approval by either the audit committee or disinterested members of the Company’s board of directors. No investment by the Company will require approval under the related party transaction policy solely because such investment constitutes a co-investment made by and between the Company and any of its subsidiaries, on the one hand, and one or more investment vehicles formed, sponsored, or managed by an affiliate of the Manager on the other hand.
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
In July 2017, NorthStar II entered into a joint venture with an affiliate of the Manager to make a $60.0 million investment in a $180.0 million mezzanine loan which was originated by such affiliate of the Manager. The transaction was approved by NorthStar II’s board of directors, including all of its independent directors. The investment was purchased by the Company in connection with the Combination. In June 2018, the Company increased its commitment to $101.8 million in connection with the joint venture bifurcating the mezzanine loan into a mezzanine loan and a preferred equity investment. As of June 30, 2018, the Company had an unfunded commitment of $43.1 million remaining. The Company’s interest in the joint venture is 50.0% and its interest in both the underlying mezzanine loan and preferred equity investment is 31.8%. Both the underlying mezzanine loan and preferred equity investment carry a fixed 12.9% interest rate. This investment is recorded in investments in unconsolidated ventures in the Company’s consolidated balance sheets.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In May 2018, the Company acquired an $89.1 million (at par) preferred equity investment in an investment vehicle that owns a seven-property office portfolio located in the New York metropolitan area from an affiliate of the Company’s Manager. The affiliate has a 27.2% ownership interest in the borrower. The preferred equity investment carries a fixed 12.0% interest rate. This investment is recorded in loans and preferred equity held for investment, net in the Company’s consolidated balance sheets.
Subsequent to June 2018, the Company acquired a $326.8 million Class A office campus located in Norway from an affiliate of the Company’s Manager. In connection with the purchase, the Company assumed senior mortgage financing from a private bond issuance of $197.7 million. The bonds have a seven-year term remaining, and carry a fixed interest rate of 3.91%. Refer to Note 18, “Subsequent Events” for further information.
Subsequent to June 2018, the Company entered into a joint venture to invest in a development project for land and a Grade A office building in Ireland. The Company agreed to invest up to $69.9 million of the $139.7 million total commitment. The Company co-invested along with two affiliates of the Manager, with the Company owning 50.0% of the joint venture and the affiliate entities owning the remaining 50.0%. The joint venture will provide preferred equity debt of $66.7 million with a fixed interest rate of 12.5% and a maturity date of 3.5 years from origination and common equity. Refer to Note 18, “Subsequent Events” for further information.

12.	Equity-Based Compensation
On January 29, 2018 the Company’s board of directors adopted the 2018 Plan. The 2018 Plan permits the grant of awards with respect to 4.0 million shares of the Class A common stock, subject to adjustment pursuant to the terms of the 2018 Plan. Awards may be granted under the 2018 Plan to (x) the Manager or any employee, officer, director, consultant or advisor (who is a natural person) providing services to the Company, the Manager or their affiliates and (y) any other individual whose participation in the 2018 Plan is determined to be in the best interests of the Company. The following types of awards may be made under the 2018 Plan, subject to the limitations set forth in the plan: (i) stock options (which may be either incentive stock options or non-qualified stock options); (ii) stock appreciation rights (“SARs”); (iii) restricted stock awards; (iii) stock units; (iv) unrestricted stock awards; (v) dividend equivalent rights; (vi) performance awards; (vii) annual cash incentive awards; (viii) long-term incentive units; and (ix) other equity-based awards.
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
The table below summarizes our awards granted or vested under the 2018 Plan during the six months ended June 30, 2018:

	Number of Shares
	Restricted Stock	Total	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2017	—	—	$—
Granted	1,003,818	1,003,818	19.39
Vested	—	—	—
Forfeited	—	—	—
Unvested shares at June 30, 2018	1,003,818	1,003,818	$19.39
No equity awards vested during the six months ended June 30, 2018. There was no equity-based compensation plan for the six months ended June 30, 2017. Fair value of vested awards is determined based on the closing price of the Class A common stock on the date of grant for employee awards, and remeasured each period end based on the closing price of the Class A common stock of such period end for nonemployee awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At June 30, 2018, aggregate unrecognized compensation cost for all unvested equity awards was $18.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.

13.	Stockholders’ Equity
Authorized Capital
As of June 30, 2018, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 905.0 million shares of Class A common stock, 45.0 million shares of Class B-3 common stock, and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of June 30, 2018.
Dividends
During the six months ended June 30, 2018, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
February 26, 2018	March 8, 2018	March 16, 2018	$0.145
March 15, 2018	March 29, 2018	April 10, 2018	$0.145
April 16, 2018	April 30, 2018	May 10, 2018	$0.145
May 7, 2018	May 31, 2018	June 11, 2018	$0.145
June 14, 2018	June 29, 2018	July 10, 2018	$0.145
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
As of June 30, 2018, the Company had not repurchased any shares under the Stock Repurchase Program.

14.	Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited partnership interests in the OP held by RED REIT. Net income attributable to the noncontrolling interests is based on the limited partners’ ownership percentage of the OP and was $0.3 million for each of the three and six months ended June 30, 2018.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities for the three months ended June 30, 2018 was $0.5 million. Net income attributable to noncontrolling interests in the investment entities for the six months ended June 30, 2018 was $1.9 million. Net income attributable to noncontrolling interests in the investment entities for the three and six months ended June 30, 2017 was $9.4 million and $18.5 million, respectively.

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

COLONY CREDIT REAL ESTATE, INC.
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
Investing VIEs
As discussed in Note 6, “Real Estate Securities, Available for Sale,” the Company has elected the fair value option for the financial assets and liabilities of the consolidated Investing VIEs. The Investing VIEs are “static,” that is no reinvestment is permitted and there is very limited active management of the underlying assets. The Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the Investing VIEs are more observable, but in either case, the methodology results in the fair value of the assets of the securitization trusts being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of the securitization trusts are more observable, since market prices for the liabilities are available from a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The financial assets of the securitization trusts are not readily marketable and their fair value measurement requires information that may be limited in availability.
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2018 (Unaudited)				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures(1)	$—	$—	$241,453	$241,453	$—	$—	$24,417	$24,417
Real estate securities, available for sale	—	198,151	—	198,151	—	—	—	—
Mortgage loans held in securitization trusts, at fair value	—	—	3,154,112	3,154,112	—	—	—	—
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$3,010,636	$—	$3,010,636	$—	$—	$—	$—
_________________________________________

(1)	Represents PE Investments for which the Company elected fair value option.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2018 and year ended December 31, 2017 (dollars in thousands):

	Six Months Ended June 30, 2018 (Unaudited)		Year Ended December 31, 2017
	PE Investments	Mortgage loans held in securitization trusts (1)	PE Investments
Beginning balance	$24,417	$—	$—
Contributions(2)/purchases	247,435	3,327,199	72,325
Distributions/paydowns	(38,622)	(123,117)	(49,344)
Equity in earnings	14,919	—	6,829
Unrealized loss in earnings	(6,696)	(47,767)	(5,393)
Realized loss in earnings	—	(2,203)	—
Ending balance	$241,453	$3,154,112	$24,417
_________________________________________

(1)
For the six months ended June 30, 2018, unrealized loss of $47.8 million related to mortgage loans held in securitization trusts, at fair value was offset by unrealized gain of $52.0 million related to mortgage obligations issued by securitization trusts, at fair value.

(2)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.
For the six months ended June 30, 2018 and the year ended December 31, 2017, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. For the six months ended June 30, 2018 and the year ended December 31, 2017, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.1% to 20.0% and 11.1% to 12.4%, respectively, and timing and amount of expected future cash flow. For the six months ended June 30, 2018, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included yields ranging from 7.7% to 11.2% and a weighted average life of 5.9 years. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the three and six months ended June 30, 2018, the Company recorded a net unrealized gain of $3.7 million and $4.2 million, respectively, related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value, respectively. These amounts, when incurred, are recorded as unrealized gain on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
For the three and six months ended June 30, 2018, the Company recorded a realized loss of $2.2 million on mortgage loans held in securitization trusts, at fair value. The loss was due to lower than expected future cash flows on a subordinate tranche of a securitization trust. This amount is recorded as realized loss on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
For the three and six months ended June 30, 2018, the Company recorded an unrealized loss on PE Investments of $5.6 million and $6.7 million, respectively. These amounts, when incurred, are recorded as equity in earnings of unconsolidated ventures in the consolidated statements of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of June 30, 2018 and December 31, 2017, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
Fair Value of Financial Instruments
In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosure of estimated fair value of financial instruments

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018 (Unaudited)				December 31, 2017
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net	$2,071,843	(2)	$2,079,134	$2,080,006	$1,307,740	(2)	$1,300,784	$1,311,783
Financial liabilities:(1)
Securitization bonds payable, net	$126,264		$126,256	$126,264	$108,794		$108,679	$108,974
Mortgage notes payable, net	890,230		884,729	888,641	284,035		280,982	282,333
Master repurchase facilities	800,545		800,545	800,545	—		—	—
_________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $146.7 million and $19.2 million as of June 30, 2018 and December 31, 2017, respectively.
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
Loans and Preferred Equity Held for Investment, Net
For loans and preferred equity held for investment, net, fair values were determined: (i) by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or (ii) based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy. Carrying values of loans and preferred equity held for investment are presented net of allowance for loan losses, where applicable.
Securitization Bonds Payable, Net
Securitization bonds payable, net are valued using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy.
Mortgage and Other Notes Payable, Net
For mortgage and other notes payable, net, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Other
The carrying values of cash and cash equivalents, receivables, and accrued and other liabilities approximate fair value due to their short term nature and credit risk, if any, are negligible.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Segment Reporting
The Company currently conducts its business through the following five segments, which are based on how management reviews and manages its business:

•
Loan Portfolio—Focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, mezzanine loans, and preferred equity interests as well as participations in such loans. The CRE Debt segment also includes ADC loan arrangements accounted for as equity method investments.

•	CRE Debt Securities—Focused on investing in CMBS (including “B-pieces” of a CMBS securitization pool) or CRE CLOs (collateralized by pools of CRE debt instruments).

•
Net Leased Real Estate—Focused on direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes.

•
Other—The other segment includes direct investments in non-core operating real estate such as multi-tenant office and multifamily residential assets as well as PE Investments. The other segment also includes real estate acquired in settlement of loans.

•	Corporate—The corporate segment includes corporate level asset management and other fees, related party and general and administrative expenses.
The Company may also own investments indirectly through a joint venture.
Following the Combination, the following changes were made to the Company’s operating segments:

•	The acquired CRE securities formed the new CRE Debt Securities segment.

•	The Net Leased Real Estate of the combined organization is aggregated into the Net Leased Real Estate segment.

•	All non-core operating real estate and PE Investments of the combined organization is aggregated into the Other segment.

•
The Corporate segment consists of corporate level cash and corresponding interest income, fixed assets, corporate level financing and related interest expense, expense for management fees and cost reimbursement to the Manager, as well as Combination-related transaction costs.

The Company primarily generates revenue from net interest income on the loan, preferred equity and securities portfolios, rental and other income from its net leased, multi-tenant office and multifamily real estate assets, as well as equity in earnings of unconsolidated ventures, including from PE Investments. CRE debt securities include the Company’s investment in the subordinate tranches of the securitization trusts which are eliminated in consolidation. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

Three Months Ended June 30, 2018	Loan	CRE Debt Securities	Net Leased Real Estate	Other	Corporate(1)	Total
Net interest income	$24,009	$7,800	$—	$—	$(1,680)	$30,129
Property and other income	525	11	16,043	23,438	359	40,376
Management fee expense	—	—	—	—	(11,791)	(11,791)
Property operating expense	—	—	(5,235)	(11,021)	—	(16,256)
Transaction, investment and servicing expense	(260)	—	(7)	(161)	(3,069)	(3,497)
Interest expense on real estate	—	—	(5,099)	(4,751)	—	(9,850)
Depreciation and amortization	—	—	(8,910)	(14,449)	—	(23,359)
Administrative expense	(168)	(485)	(9)	(12)	(6,210)	(6,884)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	443	2,599	—	(443)	1,097	3,696
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(2,203)	—	—	—	(2,203)
Other gain on investments, net	(442)	—	10	442	—	10
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	24,107	7,722	(3,207)	(6,957)	(21,294)	371
Equity in earnings of unconsolidated ventures	12,676	—	—	2,985	—	15,661
Income tax benefit (expense)	(816)	—	—	658	—	(158)
Net income (loss)	$35,967	$7,722	$(3,207)	$(3,314)	$(21,294)	$15,874
_________________________________________

(1)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended June 30, 2018, $1.1 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

Three Months Ended June 30, 2017	Loan	Net Leased Real Estate	Other	Corporate	Total
Net interest income	$31,257	$—	$—	$—	$31,257
Property and other income	929	5,223	—	—	6,152
Property operating expense	(679)	(1,178)	—	—	(1,857)
Transaction, investment and servicing expense	(594)	(115)	—	—	(709)
Interest expense on real estate	—	(1,066)	—	—	(1,066)
Depreciation and amortization	(70)	(2,675)	—	—	(2,745)
Administrative expense	(304)	(9)	—	(3,416)	(3,729)
Other loss on investments, net	(313)	—	—	—	(313)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	30,226	180	—	(3,416)	26,990
Equity in earnings of unconsolidated ventures	4,560	—	1,659	—	6,219
Income tax expense	(466)	—	(419)	—	(885)
Net income (loss)	$34,320	$180	$1,240	$(3,416)	$32,324

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Six Months Ended June 30, 2018	Loan	CRE Debt Securities	Net Leased Real Estate	Other	Corporate(1)	Total
Net interest income	$52,241	$10,702	$—	$—	$(2,503)	$60,440
Property and other income	692	13	28,485	39,712	536	69,438
Management fee expense	—	—	—	—	(19,791)	(19,791)
Property operating expense	—	—	(9,341)	(18,628)	—	(27,969)
Transaction, investment and servicing expense	(850)	—	(17)	(167)	(33,547)	(34,581)
Interest expense on real estate	—	—	(8,597)	(7,509)	—	(16,106)
Depreciation and amortization	—	—	(15,480)	(26,671)	—	(42,151)
Administrative expense	(301)	(401)	(10)	(18)	(9,382)	(10,112)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	2,489	—	—	1,704	4,193
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(2,203)	—	—	—	(2,203)
Other gain on investments, net	—	—	33	442	—	475
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	51,782	10,600	(4,927)	(12,839)	(62,983)	(18,367)
Equity in earnings of unconsolidated ventures	23,226	—	—	8,223	—	31,449
Income tax benefit	—	—	—	391	—	391
Net income (loss)	$75,008	$10,600	$(4,927)	$(4,225)	$(62,983)	$13,473
_________________________________________

(1)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the six months ended June 30, 2018, $1.7 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

Six Months Ended June 30, 2017	Loan	Net Leased Real Estate	Other	Corporate	Total
Net interest income	$60,304	$—	$—	$—	$60,304
Property and other income	1,653	9,799	—	—	11,452
Property operating expense	(1,216)	(2,252)	—	—	(3,468)
Transaction, investment and servicing expense	(1,208)	(202)	—	—	(1,410)
Interest expense on real estate	—	(2,042)	—	—	(2,042)
Depreciation and amortization	(167)	(4,863)	—	—	(5,030)
Administrative expense	(369)	(9)	—	(6,363)	(6,741)
Other loss on investments, net	(313)	—	—	—	(313)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	58,684	431	—	(6,363)	52,752
Equity in earnings of unconsolidated ventures	8,769	—	3,488	—	12,257
Income tax expense	(466)	—	(196)	—	(662)
Net income (loss)	$66,987	$431	$3,292	$(6,363)	$64,347
The following table presents total assets by segment as of June 30, 2018 and December 31, 2017 (dollars in thousands):

Total Assets	Loan(1)	CRE Debt Securities	Net Leased Real Estate	Other(2)	Corporate(3)	Total
June 30, 2018 (Unaudited)	$2,666,201	$3,518,212	$738,151	$1,226,562	$4,815	$8,153,941
December 31, 2017	1,573,714	—	241,271	24,417	—	1,839,402
_________________________________________

(1)	Includes investments in unconsolidated ventures totaling $179.3 million as of December 31, 2017.

(2)	Includes PE Investments totaling $241.5 million and $24.4 million as of June 30, 2018 and December 31, 2017, respectively.

(3)	Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trusts in consolidation.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Long-lived assets comprise real estate, deferred leasing costs and intangible assets, all of which are located in the United States. Geography information on total income is presented as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total income by geography:
United States	$131,966	$48,372	$238,232	$93,962
Other	362	903	950	1,802
Total(1)	$132,328	$49,275	$239,182	$95,764
_________________________________________
(1) Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.

17.	Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2018 and 2017 consist of the following (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$15,874	$32,324	$13,473	$64,347
Net (income) loss attributable to noncontrolling interests:
Investment Entities	470	(9,375)	(1,900)	(18,512)
Operating Partnership(1)	(336)	(1,487)	(279)	(2,969)
Net income attributable to Colony Credit Real Estate, Inc. common stockholders	$16,008	$21,462	$11,294	$42,866

Numerator:
Net income allocated to participating securities (nonvested shares)	(436)	—	(582)	—
Net income attributable to common stockholders	$15,572	$21,462	$10,712	$42,866

Denominator:
Weighted average shares outstanding(2)	127,887	44,399	113,355	44,399

Net income per common share - basic and diluted(3)	$0.12	$0.48	$0.09	$0.97
_________________________________________

(1)
For earnings per share for the three and six months ended June 30, 2017, the Company allocated Company OP’s share of net income as if Company OP held 3,075,623 CLNC OP Units during the period for comparative purposes. The CLNC OP units were not issued until January 31, 2018.

(2)
For earnings per share, the Company assumes 44.4 million shares of Class B-3 common stock were outstanding prior to January 31, 2018 to reflect the standalone pre-merger financial information of the CLNY Investment Entities, the Company’s predecessor for accounting purposes.

(3)	Excludes 3,075,623 CLNC OP Units, which are redeemable for cash, or at the Company’s option, shares of Class A common stock on a one-for-one basis, and therefore would not be dilutive.

18.	Subsequent Events
Dividends
On July 16, 2018, the Company’s board of directors declared a monthly cash dividend of $0.145 per share of Class A common stock and Class B-3 common stock for the month ended July 31, 2018. The common stock dividend will be paid on August 10, 2018 to stockholders of record on July 31, 2018. These distributions represent an annualized dividend of $1.74 per share of Class A common stock and Class B-3 common stock.
On August 1, 2018, the Company’s board of directors declared a monthly cash dividend of $0.145 per share of Class A common stock and Class B-3 common stock for the month ended August 31, 2018. The common stock dividend will be paid on September 10,

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2018 to stockholders of record on August 31, 2018. These distributions represent an annualized dividend of $1.74 per share of Class A common stock and Class B-3 common stock.
New Investments
Loans and Preferred Equity Held for Investment
In July 2018, the Company entered into a joint venture to invest in a development project for land and a Grade A office building in Ireland. The Company agreed to invest up to $69.9 million of the total $139.7 million commitment. The Company co-invested along with two affiliates of the Manager, with the Company owning 50.0% of the joint venture and the affiliate entities owning the remaining 50.0%. The joint venture will provide preferred equity debt of $66.7 million with a fixed interest rate of 12.5% and a maturity date of 3.5 years from origination and common equity.
Real Estate, net
In July 2018, the Company purchased a $326.8 million Class A office campus located in Norway from an affiliate of the Company’s Manager. The office campus is 100% leased on a net basis to a multinational company with an A+ credit rating from S&P, with a remaining lease term of 12 years. The multinational company is backed by the Norwegian government. In connection with the purchase, the Company assumed senior mortgage financing from a private bond issuance of $197.7 million. The bonds have a seven-year term remaining, and carry a fixed interest rate of 3.91%.
Other
In August 2018, the Company foreclosed upon a hotel located in Dallas, Texas following the maturity default of the borrower on its $75.0 million senior mortgage loan.

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
We were organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony Capital, a publicly traded REIT listed on the NYSE under the ticker symbol “CLNY,” made an initial capital contribution of $1,000 to us. We intend to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ending December 31, 2018. We conduct all of our activities and hold substantially all of our assets and liabilities through our operating subsidiary, Credit RE Operating Company, LLC (the “Operating Partnership” or “OP”). At June 30, 2018, we owned 97.6% of the OP, as its sole managing member. The remaining 2.4% is owned primarily by our affiliate as noncontrolling interests.
We are externally managed by a subsidiary of Colony Capital (formerly known as Colony NorthStar, Inc.), a NYSE-listed global real estate and investment management firm with nearly $23 billion of total consolidated assets and over $27 billion of assets under management. As of June 30, 2018, Colony Capital owned approximately 37% of our common equity on a fully diluted basis, evidencing a strong alignment of interests between Colony Capital and our other stockholders.
Combination
On January 31, 2018, the Combination among the CLNY Contributed Portfolio, NorthStar I, and NorthStar II was completed in an all-stock exchange.
The Combination created a prominent publicly traded real estate credit REIT. Our senior executives include Kevin P. Traenkle as the Chief Executive Officer and Sujan S. Patel as the Chief Financial Officer. Our board of directors consists of seven directors, four of whom are independent.
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
Our Manager
We are externally managed by a subsidiary of Colony Capital. Colony Capital and its predecessors have a 26-year track record and have made over $100 billion of investments. Colony Capital’s senior management team, which is led by Executive Chairman Thomas J. Barrack, Jr. and Chief Executive Officer and President Richard B. Saltzman, has a long track record and extensive experience managing and investing in our target assets and other real estate-related investments through a variety of credit cycles and market conditions. Colony Capital’s global footprint and corresponding network provides its investment and asset management teams with proprietary market knowledge, exceptional sourcing capabilities and the local presence required to identify, execute and manage complex transactions. Colony Capital’s successful history of external management includes its previous management of Colony Financial, its current management of NorthStar Realty Europe Corp., a publicly traded REIT focused on European CRE with nearly $2 billion in assets, and its management of various non-traded REITs with in excess of $3 billion of equity commitments.
Colony Capital and its affiliates have more than 500 employees located domestically and internationally across 18 cities in ten countries, with its principal offices located in Los Angeles, California and New York, New York. Its operations are broad and diverse and include the management of real estate, both owned and on behalf of a diverse set of institutional and individual investors. Colony Capital has a highly experienced management team of diverse backgrounds with a demonstrated track record of success and, on average, 32 years of operational and management experience at asset managers and investment firms, private investment funds, investment banks and other financial service companies, which provides an enhanced perspective for managing our portfolio. Kevin P. Traenkle, a 25-year veteran of Colony Capital, serves as our Chief Executive Officer; Sujan S. Patel, an 11-year veteran of Colony Capital, serves as our Chief Financial Officer; Neale W. Redington, a nine-year veteran of Colony

Capital, serves as our Chief Accounting Officer; and David A. Palamé, an 11-year veteran of Colony Capital, serves as our General Counsel.
We draw on Colony Capital’s substantial real estate investment platform and relationships to source, underwrite, structure and manage a robust pipeline of investment opportunities as well as to access debt and equity capital to fund our operations. We believe we are able to originate, acquire, finance and manage investments with attractive in-place cash flows and the potential for meaningful capital appreciation over time. We also benefit from Colony Capital’s portfolio management, finance and administration functions, which provide us with legal, compliance, investor relations, asset valuation, risk management and information technology services.
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

Highlights
Significant developments affecting our business and results of operations for the three months ended June 30, 2018 and through August 8, 2018 include:

•	Completed name change to Colony Credit Real Estate, Inc. effective June 25, 2018;

•	Added to the U.S. Small-cap Russell 2000 on June 25, 2018;

•	Declared and paid a monthly dividend of $0.145 per share of Class A common stock and Class B-3 common stock for April, May and June, representing an annualized dividend of $1.74 per share;

•	Deployed $478.3 million of capital during the second quarter of 2018;

•	Increased master repurchase facility by $250.0 million from $1.7 billion to $2.0 billion during the second quarter of 2018;

•
Subsequent to June 30, 2018, purchased a $326.8 million Class A office campus located in Norway from an affiliate of our Manager and also assumed senior mortgage financing of $197.7 million in the form of a private bond issuance. The office campus is 100% leased on a net basis to a multinational company an A+ credit rating, with a remaining lease term of 12 years. The multinational company is backed by the Norwegian government;

•
Also subsequent to June 30, 2018, we entered into a joint venture to invest in a development project for land and a Grade A office building in Ireland with two affiliates of our Manager to invest up to $69.9 million of the total $139.7 million commitment. We own 50.0% of the joint venture, with the affiliate entities owning the remaining 50.0%. The joint venture will provide preferred equity debt of $66.7 million with a fixed interest rate of 12.5% and a maturity date of 3.5 years from origination and common equity; and

•	Additionally, subsequent to June 30, 2018, declared a monthly cash dividend of $0.145 per share of Class A and Class B-3 common stock for July and August.

Results of Operations
As a result of the Combination, comparisons of our period to period financial information as set forth herein may not be meaningful. The historical financial information included herein as of any date, or for any periods, on or prior to January 31, 2018, represents the pre-merger financial information of the CLNY Investment Entities, our accounting predecessor, on a stand-alone basis. The CLNY Investment Entities represent only a portion of our business following the Combination and therefore does not represent the results of operations we would have had for any period prior to the Combination. As of February 1, 2018, our results of operations reflect our operation following the Combination of our accounting predecessor, the CLNY Investment Entities, and NorthStar I and NorthStar II. The results of operations of NorthStar I and NorthStar II are incorporated into ours effective from February 1, 2018.
Comparison of the Three Months Ended June 30, 2018 to 2017 (Dollars in Thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Net interest income
Interest income	$36,795	$36,904	$(109)	(0.3)%
Interest expense	(9,703)	(5,647)	4,056	71.8%
Interest income on mortgage loans held in securitization trusts	39,496	—	39,496	100.0%
Interest expense on mortgage obligations issued by securitization trusts	(36,459)	—	(36,459)	100.0%
Net interest income	30,129	31,257	(1,128)	(3.6)%

Property and other income
Property operating income	39,477	5,762	33,715	585.1%
Other income	899	390	509	130.5%
Total property and other income	40,376	6,152	34,224	556.3%

Expenses
Management fee expense	11,791	—	11,791	100.0%
Property operating expense	16,256	1,857	14,399	775.4%
Transaction, investment and servicing expense	3,497	709	2,788	393.2%
Interest expense on real estate	9,850	1,066	8,784	824.0%
Depreciation and amortization	23,359	2,745	20,614	751.0%
Administrative expense (including $1,798 and $0 of equity-based compensation expense)	6,884	3,729	3,155	84.6%
Total expenses	71,637	10,106	61,531	608.9%

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	3,696	—	3,696	100.0%
Realized loss on mortgage loans and obligations held in securitization trusts, net	(2,203)	—	(2,203)	(100.0)%
Other gain (loss) on investments, net	10	(313)	323	103.2%
Income before equity in earnings of unconsolidated ventures and income taxes	371	26,990	(26,619)	(98.6)%
Equity in earnings of unconsolidated ventures	15,661	6,219	9,442	151.8%
Income tax expense	(158)	(885)	727	82.1%
Net income	$15,874	$32,324	$(16,450)	(50.9)%
Net Interest Income
Interest income
Interest income decreased by $0.1 million to $36.8 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, due to a decrease of $24.0 million in the CLNY Investment Entities primarily driven by the deconsolidation of certain investment entities and the repayment of loan investments, partially offset by an increase of $23.9 million related to the acquisition of NorthStar I and NorthStar II.

Interest expense
Interest expense increased by $4.1 million to $9.7 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, due to a $7.8 million increase as a result of the acquisition of NorthStar I and NorthStar II, partially offset by a $3.7 million decrease in CLNY Investment Entities driven by the deconsolidation of certain investment entities.
Interest income on mortgage loans and obligations held in securitization trusts, net
Interest income on mortgage loans and obligations held in securitization trusts, net of $3.0 million during the three months ended June 30, 2018 is attributable to our investment in the subordinate tranches of the consolidated securitization trusts acquired as a result of the Combination.
Property and other income
Property operating income
Property operating income increased by $33.7 million to $39.5 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Expenses
Management fee expense
Management fee expense represents fees paid to our Manager in accordance with the Management Agreement. During the three months ended June 30, 2018, management fee expense was $11.8 million. We entered into the Management Agreement on January 31, 2018 and therefore did not incur any management fee expenses prior to this date.
Property operating expense
Property operating expense increased by $14.4 million to $16.3 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Transaction, investment and servicing expense
Transaction, investment and servicing expense represents costs such as professional fees associated with new investments and transactions. Transaction, investment and servicing expense increased by $2.8 million to $3.5 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily as a result of $2.3 million of transaction costs associated with the Combination.
Interest expense on real estate
Interest expense on real estate increased by $8.8 million to $9.9 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Depreciation and amortization
Depreciation and amortization expense increased by $20.6 million to $23.4 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Administrative expense
Administrative expense increased by $3.2 million to $6.9 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to additional reimbursable expenses allocated to us by our Manager as a result of the acquisition of NorthStar I and NorthStar II in the Combination. See Note 11 to the consolidated financial statements, “Related Party Arrangements,” for further information on reimbursement of expenses.

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net
During the three months ended June 30, 2018, we recorded an unrealized gain on mortgage loans and obligations held in securitization trusts, net of $3.7 million which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts acquired in the Combination.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the three months ended June 30, 2018, we recorded a realized loss on mortgage loans and obligations held in securitization trusts, net of $2.2 million which represents a loss incurred from lower than expected future cash flows on a subordinate tranche of a securitization trust.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures increased by $9.4 million to $15.7 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily driven by investments in unconsolidated ventures acquired as a result of the acquisition of NorthStar I and NorthStar II.
Income tax expense
For the three months ended June 30, 2018 and 2017, we recorded income tax expense of $0.2 million and $0.9 million, respectively, related to our PE Investments.

Comparison of the Six Months Ended June 30, 2018 to 2017 (Dollars in Thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Net interest income
Interest income	$72,934	$72,055	$879	1.2%
Interest expense	(17,118)	(11,751)	5,367	45.7%
Interest income on mortgage loans held in securitization trusts	65,361	—	65,361	100.0%
Interest expense on mortgage obligations issued by securitization trusts	(60,737)	—	(60,737)	100.0%
Net interest income	60,440	60,304	136	0.2%

Property and other income
Property operating income	68,022	10,901	57,121	524.0%
Other income	1,416	551	865	157.0%
Total property and other income	69,438	11,452	57,986	506.3%

Expenses
Management fee expense	19,791	—	19,791	100.0%
Property operating expense	27,969	3,468	24,501	706.5%
Transaction, investment and servicing expense	34,581	1,410	33,171	2,352.6%
Interest expense on real estate	16,106	2,042	14,064	688.7%
Depreciation and amortization	42,151	5,030	37,121	738.0%
Administrative expense (including $2,083 and $0 of equity-based compensation expense)	10,112	6,741	3,371	50.0%
Total expenses	150,710	18,691	132,019	706.3%

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	4,193	—	4,193	100.0%
Realized loss on mortgage loans and obligations held in securitization trusts, net	(2,203)	—	(2,203)	(100.0)%
Other gain (loss) on investments, net	475	(313)	788	251.8%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income taxes	(18,367)	52,752	(71,119)	(134.8)%
Equity in earnings of unconsolidated ventures	31,449	12,257	19,192	156.6%
Income tax benefit (expense)	391	(662)	1,053	159.1%
Net income	$13,473	$64,347	$(50,874)	(79.1)%
Net Interest Income
Interest income
Interest income increased by $0.9 million to $72.9 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, due to an increase of $43.0 million related to the acquisition of NorthStar I and NorthStar II, partially offset by a $42.1 million decrease in the CLNY Investment Entities driven by the deconsolidation of certain investment entities and repayment of loan investments.
Interest expense
Interest expense increased by $5.4 million to $17.1 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, due to a $12.9 million increase as a result of the acquisition of NorthStar I and NorthStar II, partially offset by a $7.5 million decrease in CLNY Investment Entities driven by the deconsolidation of certain investment entities.
Interest income on mortgage loans and obligations held in securitization trusts, net
Interest income on mortgage loans and obligations held in securitization trusts, net of $4.6 million for the six months ended June 30, 2018 is attributable to our investment in the subordinate tranches of the consolidated securitization trusts acquired as a result of the Combination.

Property and other income
Property operating income
Property operating income increased by $57.1 million to $68.0 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Expenses
Management fee expense
Management fee expense represents fees paid to our Manager in accordance with the Management Agreement. During the six months ended June 30, 2018, management fee expense was $19.8 million. We entered into the Management Agreement on January 31, 2018 and therefore did not incur any management fee expenses prior to this date.
Property operating expense
Property operating expense increased by $24.5 million to $28.0 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Transaction, investment and servicing expense
Transaction, investment and servicing expense represents costs such as professional fees associated with new investments and transactions. Transaction, investment and servicing expense increased by $33.2 million to $34.6 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily as a result of $32.5 million in transaction costs associated with the Combination.
Interest expense on real estate
Interest expense on real estate increased by $14.1 million to $16.1 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Depreciation and amortization
Depreciation and amortization expense increased by $37.1 million to $42.2 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Administrative expense
Administrative expense increased by $3.4 million to $10.1 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to additional reimbursable expenses allocated to us by our Manager as a result of the acquisition of NorthStar I and NorthStar II in the Combination. See Note 11 to the consolidated financial statements, “Related Party Arrangements,” for further information on reimbursement of expenses.
Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net
During the six months ended June 30, 2018, we recorded an unrealized gain on mortgage loans and obligations held in securitization trusts, net of $4.2 million which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts acquired in the Combination.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the six months ended June 30, 2018, we recorded a realized loss on mortgage loans and obligations held in securitization trusts, net of $2.2 million which represents a loss incurred from lower than expected future cash flows on a subordinate tranche of a securitization trust.

Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures increased by $19.2 million to $31.4 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily driven by investments in unconsolidated ventures acquired as a result of the acquisition of NorthStar I and NorthStar II.
Income tax benefit (expense)
For the six months ended June 30, 2018 and 2017, we recorded income tax benefit of $0.4 million and income tax expense of $0.7 million, respectively, related to our PE Investments.
Our Portfolio
As of June 30, 2018, our portfolio consisted of 154 investments representing approximately $7.7 billion in book value (excluding cash, cash equivalents and certain other assets). Our loan portfolio consisted of 80 senior mortgage loans, mezzanine loans and preferred equity investments and had a weighted average cash coupon of 6.7% and a weighted average all-in levered yield of 7.4%. Our CRE debt securities portfolio had a weighted average cash coupon of 3.8%. Our owned real estate portfolio (including net lease and other real estate) consisted of approximately 12.7 million total square feet of space and the total annualized base rent of that portfolio was approximately $127.6 million (based on leases in place as of June 30, 2018).
As of June 30, 2018, our portfolio consisted of the following investments (dollars in thousands):

Asset	Count	Book value	Noncontrolling interest(1)	Book value at our share(2)
Senior mortgage loans(3)(4)	54	$1,777,187	$8,144	$1,769,043
Mezzanine loans(3)(5)	19	490,380	8,767	481,613
Preferred equity(3)(6)	7	300,319	—	300,319
CMBS(7)	46	341,625	—	341,625
Mortgage loans held in securitization trusts(7)	—	3,010,641	—	3,010,641
Owned real estate-Net lease(8)	10	700,691	34,739	665,952
Owned real estate-Other(8)(9)	12	887,292	132,007	755,285
Private equity interests	6	241,453	—	241,453
Total	154	$7,749,588	$183,657	$7,565,931
_________________________________________

(1)	Non-controlling interest (“NCI”) represent interests in assets held by third party partners.

(2)	Book value at our share represents the proportionate book value based on our ownership by asset; book values at our share for securitization assets are net of the accounting impact from consolidation.

(3)	Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying investment is in a loan or preferred equity.

(4)
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

(5)	Mezzanine loans include other subordinated loans.

(6)	Preferred equity balances include $56.8 million of book value at our share attributable to related equity participation interests.

(7)
Mortgage loans held in securitization trusts includes $3.2 billion of book value assets in three securitization trusts in which we own the controlling class of securities and therefore consolidate. The consolidated liabilities related to these consolidated assets are $3.0 billion. The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by the securitization trusts was $143.5 million as of June 30, 2018 and approximates the fair value of our underlying investments in the subordinate tranches of the securitization trusts.

(8)	Owned real estate - net lease and owned real estate - other include deferred leasing costs and intangible assets.

(9)	Owned real estate - other consists of multi-tenant office and multifamily residential assets.

The following charts illustrate the diversification of our portfolio (not including CMBS, mortgage loans held in securitization trusts, and private equity interests) based on investment type, underlying property type, and geography, as of June 30, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

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

(2)	Mezzanine loans include other subordinated loans.

(3)	Preferred equity balances include $56.8 million of book value at our share attributable to related equity participation interests.

(4)	Other includes one non-U.S. collateral asset.
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
The following table provides a summary of our loan portfolio as of June 30, 2018 (dollars in thousands):

		Book Value			Principal Balance			Weighted Average(1)
Asset	Count	Book value	NCI	Book value at our share(2)	Principal balance	NCI	Principal balance value at our share(2)	Cash Coupon(3)	All-in yield(4)	Remaining term(5)	Extended remaining term(6)
Senior loans(7)(8)	54	$1,777,187	$8,144	$1,769,043	$1,797,157	$35,150	$1,762,007	6.2%	6.4%	1.6	3.2
Mezzanine loans(7)(9)	19	490,380	8,767	481,613	521,963	41,063	480,900	6.5%	9.0%	2.1	3.2
Preferred equity(7)(10)	7	300,319	—	300,319	251,115	—	251,115	10.2%	10.7%	7.3	7.5
Total / Weighted average	80	$2,567,886	$16,911	$2,550,975	$2,570,235	$76,213	$2,494,022	6.7%	7.4%	2.3	3.7
_________________________________________
(1) Weighted average metrics weighted by book value at our share, except for cash coupon which is weighted by principal balance value at our share.

(2)	Book and principal value at our share represents the proportionate book and principal value based on our ownership by asset.

(3)	Represents the stated coupon on loans; for floating rate loans, assumes USD 1-month LIBOR, which was 2.09% as of June 30, 2018.

(4)
In addition to cash coupon, all-in yield includes non-cash payment in-kind interest income and the accrual of both extension and exit fees. All-in yield for the loan portfolio assumes the applicable floating benchmark rate as of June 30, 2018 for weighted average calculations.

(5)	Represents the remaining term based on the current contractual maturity date of loans.

(6)
Represents the remaining term based on a maximum maturity date assuming all extension options on loans are exercised by the borrower term based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.

(7)	Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying investment is in a loan or preferred equity.
(8) Senior mortgage loans include junior participations in our originated senior mortgage loans for which we have syndicated the senior participations to other investors and retained the junior participations for our portfolio and contiguous mezzanine loans where we own both the senior and junior loan positions. We believe these investments are more similar to the senior mortgage loans we originate than other loan types given their credit quality and risk profile.

(9)	Mezzanine loans include other subordinated loans.

(10)	Preferred equity balances include $56.8 million of book value at our share attributable to related equity participation interests.
Subsequent to June 30, 2018, we foreclosed upon a hotel located in Dallas, Texas following the maturity default of the borrower on a senior loan with a $75.0 million. We do not expect to realize a loss on this transaction.
The following table details our loan portfolio by rate-type as of June 30, 2018 (dollars in thousands):

		Book Value			Principal Balance			Unfunded Loan Commitments			Weighted Average(1)
	Number of loans	Book value	NCI	Book value at our share(2)	Principal balance	NCI	Principal balance at our share(2)	Unfunded loan commitments	NCI	Unfunded loan commitments at our share(2)	Spread to LIBOR	All-in yield(3)	Remaining term(4)	Extended remaining term(5)
Floating rate loans	59	$1,873,339	$16,749	$1,856,590	$1,865,557	$16,696	$1,848,861	$146,738	$532	$146,206	4.8%	6.8%	1.5	3.1
Fixed rate loans(6)	21	694,547	162	694,385	704,678	59,517	645,161	43,100	—	43,100	—%	9.1%	4.6	5.3
Total/ Weighted average	80	$2,567,886	$16,911	$2,550,975	$2,570,235	$76,213	$2,494,022	$189,838	$532	$189,306	—%	7.4%	2.3	3.7
_________________________________________

(1)	Weighted average metrics weighted by book value at our share, except for spread to LIBOR which is weighted by principal balance value at our share.

(2)	Book value at our share represents the proportionate book value, principal value, and unfunded loan commitments based on our ownership by asset.

(3)
In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the loan portfolio assumes the applicable floating benchmark rate as of June 30, 2018 for weighted average calculations.

(4)	Represents the remaining term in years based on the original maturity date or current extension maturity date of loans.

(5)	Represents the remaining term in years based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.

(6)	Includes preferred equity investments.

The following table details the types of properties securing our loan portfolio and geographic distribution as of June 30, 2018 (dollars in thousands):

Collateral property type	Book value	NCI	Book value at our share(1)	% of total
Office	$345,878	$2,754	$343,124	13.5%
Multifamily	346,716	—	346,716	13.6%
Industrial	163,586	—	163,586	6.4%
Hotel	1,026,199	7,356	1,018,843	39.9%
Retail	478,554	6,354	472,200	18.5%
Other(2)	206,953	447	206,506	8.1%
Total	$2,567,886	$16,911	$2,550,975	100.0%

Region	Book value	NCI	Book value at our share(1)	% of total
West	$1,208,109	$8,862	$1,199,247	47.0%
Northeast	603,507	2,376	601,131	23.6%
Southwest	235,974	847	235,127	9.2%
Southeast	356,416	3,089	353,327	13.8%
Midwest	143,485	1,737	141,748	5.6%
Other(3)	20,395	—	20,395	0.8%
Total	$2,567,886	$16,911	$2,550,975	100.0%
_________________________________________

(1)	Book value at our share represents the proportionate book value based on our ownership by asset.

(2)	Other includes manufactured housing communities and commercial and residential development and predevelopment assets.

(3)	Other includes one non U.S. collateral asset.
The following charts illustrate the diversification of our loan portfolio based on interest rate category, property type, and geography as of June 30, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Fixed Floating	Property Type

Geography

In March 2018, the borrower on our $260.2 million NY hospitality loans failed to make its interest payment. We have placed the loans on non-accrual status and have commenced discussions with the borrower to resolve the matter. Interest income is recognized on a cash basis. No provision for loan loss was recorded during the three and six months ended June 30, 2018 as we believe sufficient collateral value exists to cover the outstanding loan balances. During the three months ended June 30, 2018, we received and recognized $1.0 million in interest income on the loans. These discussions typically include numerous points of negotiation as we and the borrower work towards a settlement or other alternative resolution, which can impact the potential for loan repayment or receipt of collateral.
CRE Debt Securities
The following table presents an overview of our CRE debt securities portfolio as of June 30, 2018 (dollars in thousands):

					Weighted Average(1)
CRE Debt Securities by ratings category(2)	Number of Securities	Book value	NCI	Book value at our share(3)	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
Investment grade rated	33	$195,904	$—	$195,904	3.4%	7.2%	8.1	BBB-
Non-investment grade rated	10	86,985	—	86,985	4.2%	11.7%	5.8	BB / B
Non-rated	3	58,736	—	58,736	4.3%	5.2%	5.0	—
Total/Weighted Average	46	$341,625	$—	$341,625	3.8%	8.0%	7.0	—
_________________________________________

(1)	Weighted average metrics weighted by book value at our share, except for cash coupon which is weighted by principal balance value at our share.

(2)	As of June 30, 2018, all CRE debt securities consisted of CMBS.

(3)	Book value at our share represents the proportionate book value based on our ownership by asset; at our share values for securitization assets are presented net of the impact from consolidation.

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
As of June 30, 2018, $1.6 billion, or 20.5%, of our assets were invested in real estate properties and our portfolio was 91.3% occupied. The following table presents our real estate property investments as of June 30, 2018 (dollars in thousands):

Property Type	Book value	NCI	Book value at our share(1)	% of total	Number of Properties	Number of Buildings	Total Square Feet	Units	% leased	Weighted average lease term(2)	Total annualized base rent(3)
Net lease
Industrial	$493,226	$34,739	$458,487	31.0%	45	45	8,792,792	—	97.8%	3.5	$33,176
Office	135,647	—	135,647	9.0%	4	4	841,689	—	75.3%	4.1	8,042
Retail	71,818	—	71,818	5.0%	10	10	467,971	—	100.0%	5.2	5,627
Total net-lease	700,691	34,739	665,952	45.0%	59	59	10,102,452	—	93.4%	3.8	46,845

Other
Office	603,892	69,825	534,067	38.0%	16	33	2,600,882	—	88.3%	4.6	51,721
Multifamily	275,460	62,182	213,278	17.0%	6	107	—	3,721	93.6%	n/a	29,053
Other(4)	7,940	—	7,940	—%	1	1	n/a	n/a	n/a	n/a	n/a
Total other	887,292	132,007	755,285	55.0%	23	141	2,600,882	3,721	89.8%	4.6	80,774

Total	$1,587,983	$166,746	$1,421,237	100.0%	82	200	12,703,334	3,721	91.5%	4.2	$127,619
__________________________________________

(1)	Book value at our share represents the proportionate book value based on our ownership by asset.

(2)
The calculation of weighted average lease term is based on leases in-place (defined as occupied and paying leases) as of June 30, 2018; assumes that no renewal options are exercised and is weighted by book value at our share.

(3)	Total annualized base rent is based on in-place leases multiplied by 12, excluding straight-line adjustments and rent concessions as of June 30, 2018.

(4)	Other owned real estate includes hotel assets and residential development and predevelopment assets.

The following charts illustrate the diversification of our net lease real estate portfolio based on property type and geography as of June 30, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

The following charts illustrate the diversification of our other real estate portfolio based on property type and geography as of June 30, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

Non-GAAP Supplemental Financial Measures
Core Earnings
We present Core Earnings, which is a non-GAAP supplemental financial measure of our performance. We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with U.S. GAAP. This supplemental financial measure helps us to evaluate our performance excluding the effects of certain transactions and U.S GAAP adjustments that we believe are not necessarily indicative of our current portfolio and operations. We also use Core Earnings to determine the incentive fees we pay to our Manager. For information on the fees we pay our Manager, see Note 11, “Related Party Arrangements” to our consolidated financial statements included in this Form 10-Q. In addition, we believe that our investors also use Core Earnings or a comparable supplemental performance measure to evaluate and compare the performance of us and our peers, and as such, we believe that the disclosure of Core Earnings is useful to our investors.
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
The following table presents a reconciliation of net income (loss) attributable to our common stockholders and noncontrolling interest of the Operating Partnership to Core Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Colony Credit Real Estate, Inc. common stockholders	$16,008	$22,949	$11,294	$45,835
Adjustments:
Net income attributable to noncontrolling interest of the Operating Partnership	336	—	279	—
Non-cash equity compensation expense	1,798	—	2,083	—
Transaction costs	2,342	—	32,521	—
Depreciation and amortization	24,321	2,707	43,155	4,957
Net unrealized gain on investments	(2,898)	—	(1,594)	—
Adjustments related to non-controlling interests	(1,657)	—	(3,099)	—
Core Earnings attributable to Colony Credit Real Estate, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$40,250	$25,656	$84,639	$50,792
Core Earnings per share(1)	$0.31	$0.54	$0.73	$1.07
Weighted average number of common shares and OP units(1)	130,962	47,475	115,969	47,475
_________________________________________

(1)
We calculate core earnings per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For Core Earnings per share, we assume the 44.4 million shares of Class B-3 common stock and the 3.1 million OP units (held by members other than us or our subsidiaries) were outstanding prior to January 31, 2018 to reflect the standalone pre-merger financial information of the accounting acquirer. Following January 31, 2018, we assume approximately 131.0 million of shares of Class A common stock, Class B-3 common stock and OP units (held by members other than us or our subsidiaries) were outstanding. This results in a weighted average share count for the three and six months ended June 30, 2018 of approximately 131.0 million and 116.0 million shares, respectively.

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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $400 million secured revolving credit facility, up to approximately $2.0 billion in secured revolving repurchase facilities, non-recourse securitization financing, commercial mortgages and other asset-level financing structures. In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan or securitization. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including through the use of hedges, as appropriate.

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	June 30, 2018	December 31, 2017
Debt-to-equity ratio(1)	0.5x	0.3x
_________________________________________

(1)	Represents (i) total outstanding secured debt less cash to (ii) total stockholders’ equity, in each case, at period end.
The following table presents our total sources of liquidity as of June 30, 2018 (dollars in thousands):

Total Sources of Corporate Liquidity
Cash and cash equivalents	$155,377
Bank credit facility availability	375,000
Total sources of corporate liquidity	$530,377
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
The following table presents a summary of our master repurchase facilities as of June 30, 2018 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$300,000	$42,840	4.8	LIBOR + 2.42%
Bank 2	400,000	26,742	1.0	LIBOR + 2.41%
Bank 3	500,000	465,811	2.8	LIBOR + 2.36%
Bank 7	500,000	79,113	3.8	LIBOR + 2.00%
Bank 8	250,000	33,672	3.0	LIBOR + 2.00%
Total Master Repurchase Facilities	1,950,000	648,178

CMBS Credit Facilities
Bank 1	29,020	29,020	(1)	LIBOR + 1.34%
Bank 6	98,347	98,347	(1)	LIBOR + 1.11%
Bank 3	—	—	—	—
Bank 4	—	—	—	—
Bank 5	—	—	—	—
Total CMBS Credit Facilities	127,367	127,367

Bank Credit Facility	400,000	25,000	4.6	LIBOR + 2.25%

Total Facilities	$2,477,367	$800,545
_________________________________________

(1)	The maturity dates on CMBS Credit Facilities are dependent upon asset type and will typically range from one to six months.
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

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2018	2017	Change
Operating activities	$22,349	$47,170	$(24,821)
Investing activities	103,929	101,532	2,397
Financing activities	3,895	(131,109)	135,004
Net change in cash and cash equivalents	$130,173	$17,593	$112,580
Comparison of the Six Months Ended June 30, 2018 to 2017
Operating Activities
Net cash provided by operating activities decreased $24.8 million from $47.2 million for the six months ended June 30, 2017 to $22.3 million for the six months ended June 30, 2018, primarily as a result of transaction costs paid in connection with the Combination.
Investing Activities
Net cash provided by investing activities increased $2.4 million from $101.5 million for the six months ended June 30, 2017 to $103.9 million for the six months ended June 30, 2018. Cash flows from investing activities for the six months ended June 30, 2018 primarily consist of repayment on loans and preferred equity held for investment in the amount of $272.6 million, cash received in the Combination in the amount of $225.2 million, and distributions in excess of cumulative earnings from unconsolidated ventures in the amount of $49.4 million, partially offset by acquisition, origination and funding of loans and preferred equity held for investment in the amount of $392.3 million, acquisition of real estate securities, available for sale in the amount of $33.3 million, deposit on investments in the amount of $15.7 million, payments for improvements of real estate in the amount of $5.7 million, and investments in unconsolidated ventures in the amount of $5.5 million.
Financing Activities
Net cash provided by financing activities increased $135.0 million from net cash used in financing activities of $131.1 million for the six months ended June 30, 2017 to net cash provided by financing activities of $3.9 million for the six months ended June 30, 2018. Cash flows provided by financing activities for the six months ended June 30, 2018 primarily consist of borrowings from credit facilities in the amount of $326.8 million and borrowings from mortgage notes in the amount of $43.8 million, partially offset by repayment of credit facilities in the amount of $175.1 million, distributions paid on common stock in the amount of $75.8 million, repayment of securitization bonds in the amount of $63.4 million, and repayment of mortgage notes in the amount of $42.1 million.
Contractual Obligations, Commitments and Contingencies of the Company
The following table sets forth the known contractual obligations of the Company on an undiscounted basis. This table excludes obligations of the Company that are not fixed and determinable, including the Management Agreement (dollars in thousands):

	Payments Due by Period

	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$36,017	$2,399	$4,799	$28,819	$—
Secured debt(2)	1,992,474	428,771	616,513	173,625	773,565
Securitization bonds payable(3)	130,225	130,225	—	—	—
Ground lease obligations(4)	14,452	2,821	5,582	3,852	2,197
	2,173,168	$564,216	$626,894	$206,296	$775,762
Lending commitments(5)	146,622
Total	$2,319,790
_________________________________________

(1)
Future interest payments were estimated based on the applicable index at June 30, 2018 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the final maturity date of February 2023.

(2)
Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at June 30, 2018.

(3)
The timing of future principal payments was estimated based on expected future cash flows of underlying collateral loans. Repayments are estimated to be earlier than contractual maturity only if proceeds from underlying loans are repaid by the borrowers.

(4)
The Company assumed noncancellable operating ground leases as lessee or sublessee in connection with net lease properties acquired through the CLNY Contributions. The amounts represent minimum future base rent commitments through initial expiration dates of the respective leases, excluding any contingent rent payments. Rents paid under ground leases are recoverable from tenants.

(5)
Future lending commitments may be subject to certain conditions that borrowers must meet to qualify for such fundings. Commitment amount assumes future fundings meet the terms to qualify for such fundings.

Guarantees and Off-Balance Sheet Arrangements
As of June 30, 2018, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 5, “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
As of June 30, 2018, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would increase interest income by $9.3 million annually, net of interest expense.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level such that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
During the six months ended June 30, 2018, we did not repurchase any shares of our common stock.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable
Item 5.    Other Information
None.

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

3.1*	Articles of Amendment and Restatement of Colony Credit Real Estate, Inc., as amended
3.2	Second Amended and Restated Bylaws of Colony Credit Real Estate, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 25, 2018)
10.1
Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of April 20, 2018, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.2
Amended and Restated Guaranty Agreement, made as of April 20, 2018, by Credit RE Operating Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.3
Master Repurchase Agreement, dated as of April 23, 2018, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.4
Guaranty, made as of April 23, 2018, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.5
Master Repurchase Agreement, dated as of April 26, 2018, by and among Barclays Bank PLC, CLNC Credit 7, LLC and the other sellers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

10.6
Guaranty, made as of April 26, 2018, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

10.7
Master Repurchase Agreement, dated as of June 19, 2018, by and between CLNC Credit 6, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 25, 2018)

10.8
Guaranty, dated as of June 19, 2018, by Credit RE Operating Company, LLC, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 25, 2018)

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
The following materials from the Colony Credit Real Estate, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Equity (unaudited) for the six months ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 9, 2018

COLONY CREDIT REAL ESTATE, INC.

By:	/s/ Kevin P. Traenkle
Kevin P. Traenkle
Chief Executive Officer and President and Director
(Principal Executive Officer)

By:	/s/ Sujan S. Patel
Sujan S. Patel
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neale W. Redington
Neale W. Redington
Chief Accounting Officer (Principal Accounting Officer)