Form 10-Q
period 2018-09-30
Colony Credit Real Estate, Inc.
filed 2018-11-09
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of November 8, 2018, Colony Credit Real Estate, Inc. had 83,487,352 shares of Class A common stock, par value $0.01 per share, and 44,399,444 shares of Class B-3 common stock, par value $0.01 per share, outstanding.

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
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, the section entitled “Risk Factors” in this Form 10-Q for the quarter ended September 30, 2018 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I. Financial Information
Item 1.    Financial Statements
COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$56,289	$25,204
Restricted cash	115,963	41,901
Loans and preferred equity held for investment, net	1,919,122	1,300,784
Real estate securities, available for sale, at fair value	231,241	—
Real estate, net	1,980,180	219,740
Investments in unconsolidated ventures ($210,440 and $24,417 at fair value, respectively)	770,102	203,720
Receivables, net	37,821	35,512
Deferred leasing costs and intangible assets, net	141,576	11,014
Assets held for sale	172,200	—
Other assets	99,581	1,527
Mortgage loans held in securitization trusts, at fair value	3,124,226	—
Total assets	$8,648,301	$1,839,402
Liabilities
Securitization bonds payable, net	$81,372	$108,679
Mortgage and other notes payable, net	1,282,325	280,982
Credit facilities	1,022,318	—
Due to related party (Note 11)	14,581	—
Accrued and other liabilities	101,584	5,175
Intangible liabilities, net	16,268	36
Liabilities related to assets held for sale	324	—
Escrow deposits payable	75,911	36,960
Dividends payable	18,992	—
Mortgage obligations issued by securitization trusts, at fair value	2,982,239	—
Total liabilities	5,595,914	431,832
Commitments and contingencies
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share
Class A, 905,000,000 shares authorized, 83,487,352 and 100 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	835	—
Class B-3, 45,000,000 shares authorized, 44,399,444 and no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	444	—
Additional paid-in capital	2,898,184	821,031
Retained earnings (accumulated deficit)	(10,619)	258,777
Accumulated other comprehensive income	2,469	—
Total stockholders’ equity	2,891,313	1,079,808
Noncontrolling interests in investment entities	90,989	327,762
Noncontrolling interests in the Operating Partnership	70,085	—
Total equity	3,052,387	1,407,570
Total liabilities and equity	$8,648,301	$1,839,402

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

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$8,204	$1,320
Restricted cash	20,142	24,928
Loans and preferred equity held for investment, net	186,058	379,305
Real estate, net	546,469	8,073
Receivables, net	17,262	11,994
Deferred leasing costs and intangible assets, net	41,538	—
Assets held for sale	172,200	—
Other assets	2,704	38
Mortgage loans held in securitization trusts, at fair value	3,124,226	—
Total assets	$4,118,803	$425,658
Liabilities
Securitization bonds payable, net	$43,870	$108,679
Mortgage and other notes payable, net	423,266	—
Accrued and other liabilities	29,874	3,764
Intangible liabilities, net	12,842	—
Liabilities related to assets held for sale	324	—
Escrow deposits payable	9,807	24,928
Mortgage obligations issued by securitization trusts, at fair value	2,982,239	—
Total liabilities	$3,502,222	$137,371

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net interest income
Interest income	$40,139	$36,387	$113,073	$108,442
Interest expense	(13,148)	(4,694)	(30,266)	(16,445)
Interest income on mortgage loans held in securitization trusts	39,261	—	104,622	—
Interest expense on mortgage obligations issued by securitization trusts	(36,294)	—	(97,031)	—
Net interest income	29,958	31,693	90,398	91,997

Property and other income
Property operating income	51,684	6,306	119,706	17,207
Other income	2,253	108	3,152	659
Total property and other income	53,937	6,414	122,858	17,866

Expenses
Management fee expense	11,877	—	31,668	—
Property operating expense	21,217	2,239	49,186	5,707
Transaction, investment and servicing expense	3,631	716	38,212	2,126
Interest expense on real estate	13,341	1,717	29,447	3,759
Depreciation and amortization	30,538	2,537	72,689	7,567
Provision for loan losses	35,059	—	34,542	—
Impairment of operating real estate	29,378	—	29,378	—
Administrative expense (including $1,822, $0, $3,905 and $0 of equity-based compensation expense, respectively)	6,797	2,913	16,909	9,654
Total expenses	151,838	10,122	302,031	28,813

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(939)	—	3,254	—
Realized loss on mortgage loans and obligations held in securitization trusts, net	(549)	—	(2,752)	—
Other gain (loss), net	(15)	(80)	460	(393)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(69,446)	27,905	(87,813)	80,657
Equity in earnings of unconsolidated ventures	8,324	3,042	39,773	15,299
Income tax benefit (expense)	2,456	535	2,847	(127)
Net income (loss)	(58,666)	31,482	(45,193)	95,829
Net (income) loss attributable to noncontrolling interests:
Investment entities	4,688	(10,230)	2,788	(28,742)
Operating Partnership	1,275	—	996	—
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(52,703)	$21,252	$(41,409)	$67,087

Net income (loss) per common share - basic and diluted (Note 18)	$(0.42)	$0.45	$(0.36)	$1.41

Weighted average shares of common stock outstanding - basic and diluted (Note 18)	127,887	44,399	118,252	44,399

Dividends declared per share of common stock	$0.44	$—	$1.16	$—
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(58,666)	$31,482	$(45,193)	$95,829
Other comprehensive income (loss)
Unrealized gain on real estate securities, available for sale	6,192	—	3,347	—
Change in fair value of net investment hedges	(416)	—	(416)	—
Foreign currency translation loss	(402)	—	(402)	—
Total other comprehensive income	5,374	—	2,529	—
Comprehensive income (loss)	(53,292)	31,482	(42,664)	95,829
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	4,688	(10,230)	2,788	(28,742)
Operating Partnership	1,148	—	936	—
Comprehensive income (loss) attributable to common stockholders	$(47,456)	$21,252	$(38,940)	$67,087

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	—	$—	—	$—	$714,443	$170,273	$—	$884,716	$350,848	$—	$1,235,564
Contributions	—	—	—	—	394,818	—	—	394,818	41,743	—	436,561
Distributions	—	—	—	—	(125,107)	—	—	(125,107)	(66,765)	—	(191,872)
Net income	—	—	—	—	—	67,087	—	67,087	28,742	—	95,829
Balance as of September 30, 2017 (Unaudited)	—	$—	—	$—	$984,154	$237,360	$—	$1,221,514	$354,568	$—	$1,576,082

Balance as of December 31, 2017	—	$—	—	$—	$821,031	$258,777	$—	$1,079,808	$327,762	$—	$1,407,570
Contributions	—	—	—	—	—	—	—	—	108	—	108
Distributions	—	—	—	—	—	—	—	—	(3,228)	—	(3,228)
Adjustments related to the Combination	82,484	825	44,399	444	2,074,220	(79,774)	—	1,995,715	(230,865)	73,626	1,838,476
Issuance and amortization of equity-based compensation	1,004	10	—	—	3,895	—	—	3,905	—	—	3,905
Other comprehensive income	—	—	—	—	—	—	2,469	2,469	—	60	2,529
Dividends and distributions declared	—	—	—	—	—	(148,213)	—	(148,213)	—	(3,567)	(151,780)
Reallocation of equity	—	—	—	—	(962)	—	—	(962)	—	962	—
Net income (loss)	—	—	—	—	—	(41,409)	—	(41,409)	(2,788)	(996)	(45,193)
Balance as of September 30, 2018 (Unaudited)	83,488	$835	44,399	$444	$2,898,184	$(10,619)	$2,469	$2,891,313	$90,989	$70,085	$3,052,387

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(45,193)	$95,829
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of unconsolidated ventures	(39,773)	(15,299)
Depreciation and amortization	72,689	7,567
Straight-line rental income	(3,659)	—
Amortization of above/below market lease values, net	486	—
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(5,628)	(6,212)
Amortization of deferred financing costs	3,051	2,840
Paid-in-kind interest	(3,242)	(6,006)
Distributions of cumulative earnings from unconsolidated ventures	34,682	4,113
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	(3,254)	—
Realized loss on mortgage loans and obligations held in securitization trusts, net	2,752	—
Provision for loan losses	34,542	—
Impairment of operating real estate	29,378	—
Amortization of equity-based compensation	3,905	—
Mortgage notes above/below market value amortization	(725)	—
Deferred income tax expense	(4,047)	—
Changes in assets and liabilities:
Restricted cash	(4,539)	529
Receivables, net	12,153	—
Deferred costs and other assets	(39,151)	(3,444)
Due to related party	5,272	—
Other liabilities	10,156	(5,730)
Net cash provided by operating activities	59,855	74,187
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(524,230)	(155,542)
Repayment on loans and preferred equity held for investment	414,096	295,853
Proceeds from sale of loans and preferred equity held for investment	—	17,509
Cash received in the Combination	225,169	915
Cash received related to foreclosure of loans held for investment	4,900	—
Proceeds from sale of real estate	—	8,872
Acquisition of and additions to real estate, related intangibles and leasing commissions	(408,546)	(312)
Investments in unconsolidated ventures	(72,879)	(15,914)
Distributions in excess of cumulative earnings from unconsolidated ventures	82,130	32,160
Acquisition of real estate securities, available for sale	(52,567)	—
Cash received in excess of accretion on purchased credit impaired loans	—	45,159
Deposit on investments	(28,667)	—
Change in restricted cash	11,949	—
Net cash provided by (used in) investing activities	(348,645)	228,700
Cash flows from financing activities:
Distributions paid on common stock	(129,221)	—
Distributions paid on common stock to noncontrolling interests	(3,567)	—
Borrowings from mortgage notes	245,039	54,761
Repayment of mortgage notes	(43,165)	(227,180)
Borrowings from credit facilities	920,829	—
Repayment of credit facilities	(547,379)	(717)
Repayment of securitization bonds	(108,246)	—
Payment of deferred financing costs	(11,251)	—
Contributions from noncontrolling interests	108	103,761
Distributions to noncontrolling interests	(3,228)	(191,872)
Net cash provided by (used in) financing activities	319,919	(261,247)
Effect of exchange rates on cash, cash equivalents and restricted cash	(44)	—
Net increase in cash and cash equivalents	31,085	41,640
Cash and cash equivalents - beginning of period	25,204	13,982
Cash and cash equivalents - end of period	$56,289	$55,622
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired in the Combination (Note 3)	$6,916,046	$—
Liabilities assumed in the Combination (Note 3)	4,812,353	—
Noncontrolling interests assumed in the Combination (Note 3)	82,320	—
Common stock issued for acquisition of NorthStar I and NorthStar II (Note 3)	2,021,373	—
Deconsolidation of certain CLNY Contributed Portfolio investments (Note 2)	313,133	—
Assets transferred to held for sale (Note 7)	172,200	—
Liabilities related to assets held for sale (Note to 7)	324	—
Secured Financing (Note 4)	50,314	—
Other Payables to Manager adjustment (Note 11)	2,934	—
Noncontrolling interests in the Operating Partnership	73,626	—
Consolidation of securitization trust (VIE asset / liability)	203,475	—
Escrow deposits payable related to loans and preferred equity held for investment	12,010	21,475
Accrual of distribution payable	18,992	—
Foreclosure of loans held for investment	117,878	8,789
Assets acquired through the CLNY Merger (Note 2)	—	493,881
Liabilities assumed through the CLNY Merger (Note 2)	—	161,081
Acquisition of real estate under long term obligations	236,111	—

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
The Company was organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony Capital, Inc., formerly Colony NorthStar, Inc. (“Colony Capital”), a publicly traded REIT listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CLNY,” made an initial capital contribution of $1,000 to the Company. On January 31, 2018, the Company completed the transactions contemplated by that certain Master Combination Agreement, dated as of August 25, 2017, as amended and restated on November 20, 2017 (the “Combination Agreement,” as further discussed below). The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ending December 31, 2018. Effective June 25, 2018, the Company changed its name from Colony NorthStar Credit Real Estate, Inc. to Colony Credit Real Estate, Inc. Also on June 25, 2018, Colony NorthStar, Inc. changed its name to Colony Capital, Inc. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Credit RE Operating Company, LLC (the “Operating Partnership” or “OP”). At September 30, 2018, the Company owned 97.6% of the OP, as its sole managing member. The remaining 2.4% is owned by an affiliate of the Company as noncontrolling interests.
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
Following the Combination, the Company reconsidered whether it was the primary beneficiary of certain variable interest entities (“VIEs”), which resulted in the deconsolidation of certain of the CLNY Investment Entities and the consolidation of certain securitization trusts in which NorthStar I or NorthStar II held an interest, as more fully described below. Accordingly, comparisons of financial information for periods prior to the Combination with subsequent periods may not be meaningful.
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
As of September 30, 2018, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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
As of September 30, 2018, the Company held subordinate tranches of securitization trusts in three Investing VIEs for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trusts. The Company’s subordinate tranches of the securitization trusts, which represent the retained interest and related interest income, are eliminated in consolidation. In accordance with the Financial Accounting Standards Board (“FASB”) ASC 810, Consolidation, all of the assets, liabilities (obligations to the certificate holders of the securitization trusts, less the Company’s retained interest from the subordinate tranches of the securitization trusts), income and expenses of the Investing VIEs are presented in the consolidated financial statements of the Company. As a result, although the Company legally owns the subordinate tranches of the securitization trusts only, U.S. GAAP requires the Company to present the assets, liabilities, income and expenses of the entire securitization trust on its consolidated financial statements. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trusts. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
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
Unconsolidated VIEs
As of September 30, 2018, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of September 30, 2018 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$231,241	$231,241
Investments in unconsolidated ventures	410,118	452,877
Loans and preferred equity held for investment, net	247,035	247,035
Total assets	$888,394	$931,153
Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of September 30, 2018. The Company did not provide financial support to the unconsolidated VIEs during the nine months ended September 30, 2018. As of September 30, 2018, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs.
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
Reclassifications
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (“OCI”). The components of OCI include unrealized gain (loss) on CRE debt securities available for sale for which the fair value option was not elected, gain (loss) on derivative instruments used in the Company’s risk management activities used for economic hedging purposes (“non-designated hedges”), and gain (loss) on foreign currency translation.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at September 30, 2018 or December 31, 2017. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
Loans and Preferred Equity Held for Investment
Loans and preferred equity that the Company has the intent and ability to hold for the foreseeable future are classified as held for investment. Originated loans and preferred equity are recorded at amortized cost, or outstanding unpaid principal balance plus exit fees less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Purchased loans and preferred equity are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans and preferred equity are expensed as incurred.
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
Impairment and Allowance for Loan Losses—On a periodic basis, the Company analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and preferred equity investment and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan, where applicable. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan or preferred equity investment, liquidation value of collateral properties, and financial wherewithal of any loan guarantors, as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present. During the third quarter of 2018, the Company recorded a $35.1 million provision for loan loss. See Note 4, “Loans and Preferred Equity Held for Investment, net” for further detail.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Depreciation—Real estate held for investment, other than land, are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Building (fee interest)	19 to 48 years
Building leasehold interests	Lesser of remaining term of the lease or remaining life of the building
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	6 to 15 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture, fixtures and equipment	2 to 8 years
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates cash flows and determines impairments on an individual property basis. In making this determination, the Company reviews, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. If an impairment indicator exists, the Company evaluates whether the expected future undiscounted cash flows is less than the carrying amount of the asset, and if the Company determines that the carrying value is not recoverable, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. The carrying values of the Company’s investments represent their depreciated historical cost bases or, for investments that have been previously impaired, their fair values or net realizable values. Such amounts are based upon the Company’s current reasonable assumptions about the highest and best use of its investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of its carrying values. If such assumptions change and the Company shorten the expected hold period, the Company may be required to record impairment losses to adjust its carrying values to fair value or fair value less cost to sell. During the third quarter of 2018, the Company recorded a $29.4 million impairment loss on its operating real estate portfolio. See Note 7, “Real Estate, net and Real Estate Held for Sale” and Note 15, “Fair Value,” for further detail.
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
During the third quarter of 2018, the Company classified its multi-tenant office portfolio as held for sale. The sale was completed in October 2018. See Note 7, “Real Estate, net and Real Estate Held for Sale” and Note 19 “Subsequent Events” for further detail.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of September 30, 2018, the Company held subordinate tranches of three securitization trusts, which represent the Company’s retained interest in the securitization trusts, which the Company consolidates under U.S. GAAP. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
Impairment
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized loss on mortgage loans and obligations held in securitization trust, net as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2018, the Company did not have any OTTI recorded on its CRE securities.
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
At September 30, 2018, the Company’s investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC loan arrangements accounted for as

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

equity method investments. At December 31, 2017, the Company’s investments in unconsolidated ventures consisted of investments in PE Investments and ADC loan arrangements accounted for as equity method investments.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

If sale accounting is met, the transferred financial asset is removed from the balance sheet and a net gain or loss is recognized upon sale, taking into account any retained interests. Transfers of financial assets that do not meet the criteria for sale are accounted for as financing transactions, or secured borrowing.
Derivative Instruments and Hedging Activities
The Company uses derivative instruments to manage its foreign currency risk and interest rate risk. The Company does not use derivative instruments for speculative or trading purposes. All derivative instruments are recorded at fair value and included in other assets or other liabilities on a gross basis on the balance sheet. The accounting for changes in fair value of derivatives depends upon whether or not the Company has elected to designate the derivative in a hedging relationship and the derivative qualifies for hedge accounting. The Company has economic hedges that have not been designated for hedge accounting.
Changes in fair value of derivatives not designated as accounting hedges are recorded in the statement of operations in other gain (loss), net.
For designated accounting hedges, the relationships between hedging instruments and hedged items, risk management objectives and strategies for undertaking the accounting hedges as well as the methods to assess the effectiveness of the derivative prospectively and retrospectively, are formally documented at inception. Hedge effectiveness relates to the amount by which the gain or loss on the designated derivative instrument exactly offsets the change in the hedged item attributable to the hedged risk. If it is determined that a derivative is not expected to be or has ceased to be highly effective at hedging the designated exposure, hedge accounting is discontinued.
Cash Flow Hedges-The Company uses interest rate caps and swaps to hedge its exposure to interest rate fluctuations in forecasted interest payments on floating rate debt. The effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income, while hedge ineffectiveness is recorded in earnings. If the derivative in a cash flow hedge is terminated or the hedge designation is removed, related amounts in accumulated other comprehensive income (loss) are reclassified into earnings.
Net Investment Hedges-The Company uses foreign currency hedges to protect the value of its net investments in foreign subsidiaries or equity method investees whose functional currencies are not U.S. dollars. Changes in the fair value of derivatives used as hedges of net investment in foreign operations, to the extent effective, are recorded in the cumulative translation adjustment account within accumulated other comprehensive income (loss).
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional amount that is in excess of the beginning balance of its net investments as nondesignated hedges.
Release of accumulated other comprehensive income related to net investment hedges occurs upon losing a controlling financial interest in an investment or obtaining control over an equity method investment. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, or partial sale of an equity method investment, the gain or loss on the related net investment hedge is reclassified from accumulated other comprehensive income to earnings.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the exchange rate in effect at balance sheet date and the corresponding results of operations for such entities are remeasured using the average exchange rate in effect during the period. The resulting foreign currency remeasurement adjustments are recorded in other gain (loss), net on the consolidated statements of operations.
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
For the three months ended September 30, 2018 and 2017, the Company recorded income tax benefit of $2.5 million and $0.5 million, respectively. For the nine months ended September 30, 2018, the Company recorded income tax benefit of $2.8 million. For the nine months ended September 30, 2017, the Company recorded income tax expense of $0.1 million.

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
As of September 30, 2018, all of the Company’s investments in unconsolidated ventures were equity method investments and the Company does not have any cost method investments nor has the Company elected fair value option on its financial liabilities which fall under the scope of this guidance.
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
The Company expects to adopt the transition option, in which case, the cumulative effect adjustment to the opening balance of retained earnings will be recognized as of the effective date of adoption, including new disclosures, rather than as of the earliest period presented, and are not required for prior comparative periods. In addition, the Company expects to make an accounting policy election to treat lease and related non-lease components in a contract as a single performance obligation to the extent that the timing and pattern of revenue recognition are the same for the lease and non-lease components and the combined single lease component is classified as an operating lease. As of September 30, 2018, the Company had six ground lease arrangements with future contractual lease payment obligations of $13.7 million.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Restricted Cash—In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that cash and cash equivalent balances in the statement of cash flows include restricted cash and restricted cash equivalent amounts, and therefore, changes in restricted cash and restricted cash equivalents be presented in the statement of cash flows. This will eliminate the presentation of transfers between cash and cash equivalents with restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, this ASU requires disclosure of a reconciliation between the totals in the statement of cash flows and the related captions in the balance sheet. The new guidance also requires disclosure of the nature of restricted cash and restricted cash equivalents, similar to existing requirements under Regulation S-X; however, it does not define restricted cash and restricted cash equivalents. ASU No. 2016-18 is effective for fiscal years and interim periods beginning after December 15, 2017 for public companies that are not EGCs and December 15, 2018 for private companies and public companies that are EGCs, to be applied retrospectively, with early adoption permitted. If early adopted in an interim period, adjustments are to be reflected as of the beginning of the fiscal year of adoption. As of September 30, 2018, the Company had $116.0 million of restricted cash that will be subject to changes in presentation on the statement of cash flows. The Company will adopt the new guidance on January 1, 2019.
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
The Company will adopt the new guidance on January 1, 2019 using the modified retrospective approach, consistent with the adoption of the new revenue standard. Under the new standard, if a partial interest in real estate is sold to noncustomers or contributed to unconsolidated ventures, and a noncontrolling interest in the asset is retained, such transactions could result in a larger gain on sale. The adoption of this standard could have a material impact to the results of operations in a period that a significant partial interest in real estate is sold. There were no such sales in the nine months ended September 30, 2018.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The transition provisions eliminate the need to retrospectively determine fair values at historical grant dates. ASU 2018-07 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted in an interim period for which financial statements have not been issued, with adjustments to be reflected as of the beginning of the fiscal year of adoption. The Company plans to adopt the new standard on its effective date. As of September 30, 2018, the Company had 978,946 shares of nonemployee awards outstanding.
Fair Value Disclosures—In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820):Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements. The ASU requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value of instruments held at balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain disclosures are now eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. ASU No. 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. The adoption of this standard is not expected to have a material effect on the Company's existing disclosures.

3.	The Combination
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Results of NorthStar I and NorthStar II
For the three months ended and from February 1, 2018 (the Closing Date) through September 30, 2018, the Company’s results of operations included contributions from the acquired business of NorthStar I and NorthStar II as follows (dollars in thousands):

	Three Months Ended September 30, 2018			February 1, 2018 to September 30, 2018
	NorthStar I	NorthStar II	Total	NorthStar I	NorthStar II	Total
Total revenues	$55,665	$45,640	$101,305	$144,999	$136,426	$281,425

Net income (loss) attributable to common stockholders(1)	(22,737)	2,607	(20,130)	(22,370)	26,123	3,753
______________________________

(1)
Includes $22.3 million of impairment of operating real estate and $12.3 million provision for loan loss recorded for the three months ended September 30, 2018 and from the Closing Date through September 30, 2018.

Combination-Related Costs
Transaction costs of $0.4 million and $32.9 million were incurred in connection with the Combination in the three and nine months ended September 30, 2018, respectively, consisting largely of professional fees for legal, financial advisory, accounting and consulting services. Approximately $24.3 million of the transaction costs for the nine months ended September 30, 2018 represent fees paid to investment bankers that were contingent upon consummation of the Combination.
Combination-related costs are expensed as incurred and such costs expensed by NorthStar I and NorthStar II prior to the Closing Date were excluded from the Company's results of operations.
Pro Forma Financial Information (Unaudited)
The following table presents pro forma financial information of the Company as if the Combination had been consummated on January 1, 2017. The pro forma financial information includes the pro forma impact of purchase accounting adjustments primarily related to fair value adjustments and depreciation and amortization, and excludes Combination-related transaction costs of $0.4 million and $32.9 million for the three and nine months ended September 30, 2018, respectively. The pro forma financial information, however, does not reflect any potential benefits that may result from realization of future cost savings from operating efficiencies, or other incremental synergies expected to result from the Combination.
The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the Company had the Combination been completed on January 1, 2017, nor indicative of future results of operations of the Company (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2018	2017
Pro forma:
Total revenues	$410,027	$366,827
Net income (loss) attributable to Colony Credit Real Estate, Inc.	(2,416)	101,954
Net income attributable to common stockholders	1,282	98,732
Earnings per common share:
Basic	$0.01	$0.76
Diluted	$0.01	$0.76

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	September 30, 2018 (Unaudited)				December 31, 2017
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance(2)	Carrying Value(2)	Weighted Average Coupon	Weighted Average Maturity in Years
Fixed rate
Senior loans	$31,205	$31,129	13.1%	3.2	$493,113	$484,592	8.2%	2.4
Mezzanine loans	115,678	115,678	13.1%	4.7	141,931	141,828	13.2%	3.2
Preferred equity interests	112,212	112,013	12.6%	8.0	—	—	—	—
	259,095	258,820			635,044	626,420
Variable rate
Senior loans	1,260,339	1,262,486	6.2%	3.9	260,366	260,932	8.1%	2.3
Securitized loans(3)	309,585	311,857	7.6%	1.3	377,939	379,670	6.7%	0.3
Mezzanine loans	120,582	121,018	11.1%	1.5	34,391	34,279	9.8%	1.3
	1,690,506	1,695,361			672,696	674,881
	1,949,601	1,954,181			1,307,740	1,301,301

Allowance for loan losses	NA	(35,059)			NA	(517)
Loans and preferred equity held for investment, net	$1,949,601	$1,919,122			$1,307,740	$1,300,784
_________________________________________

(1)	Calculated based on contractual interest rate.

(2)	Includes four purchased credit-impaired loans with combined unpaid principal balance of $21.4 million and carrying value of $20.8 million.

(3)	Represents loans transferred into securitization trusts that are consolidated by the Company.
As of September 30, 2018, the weighted average maturity, including extensions, of loans and preferred equity investments was 3.6 years.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2018	$1,300,784
Loans and preferred equity held for investment acquired in the Combination (Note 3)	1,249,733
Deconsolidation of investment entities(1)	(553,678)
Acquisitions/originations/additional funding	524,230
Loan maturities/principal repayments	(404,378)
Foreclosure of loans held for investment	(117,878)
Combination adjustment(2)	(50,314)
Discount accretion/premium amortization	1,923
Capitalized interest	3,242
Change in allowance for loan loss	(34,542)
Balance at September 30, 2018	$1,919,122
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nonaccrual and Past Due Loans and Preferred Equity
Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. At September 30, 2018, other than the NY hospitality loans discussed below, all other loans and preferred equity held for investment remain current on interest payments.
In March 2018, the borrower on the Company’s four NY hospitality loans with an unpaid principal balance of $260.2 million failed to make its interest payments. These four loans are secured by the same collateral. The Company placed the loans on non-accrual status and commenced discussions with the borrower to resolve the matter. Interest income is recognized on a cash basis. During the three months ended September 30, 2018, the Company received and recognized $1.5 million in interest income on the loans.
During the third quarter of 2018, discussions with the borrower did not progress as anticipated which has led to the Company exploring additional options for resolution. The Company prepared a weighted average probability analysis of potential resolutions, which included a recapitalization and earlier than expected receipt and sale of collateral. Based on this analysis, the Company recorded a $35.1 million provision for loan loss on the four NY hospitality loans during the third quarter of 2018.
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before allowance for loan losses, if any (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans
September 30, 2018 (Unaudited)	$1,590,986	$—	$—	$363,195	$1,954,181
December 31, 2017	1,122,366	144,241	7,929	26,765	1,301,301
_________________________________________

(1)
At September 30, 2018, 90 days or more past due loans includes four loans to the same borrower and secured by the same collateral with combined carrying value before allowance for loan losses of $261.1 million on non-accrual status. All other loans in this table remain current on interest payments.

Troubled Debt Restructuring
At September 30, 2018 and December 31, 2017, there was one mezzanine loan previously modified in a TDR with carrying value before allowance for loan losses of $28.6 million. The loan had been modified in 2015. The Company also has three other loans with a combined carrying value of $108.5 million that are cross-defaulted with the TDR loan to the same borrower. Two loans matured in November 2017 and were in default at both September 30, 2018 and December 31, 2017, while the third loan remained current. Subsequent to September 30, 2018, the third loan went into default. All four loans are collateralized with 27 office, retail, multifamily and industrial properties with an estimated aggregate fair value of approximately $137.1 million. In February 2018, the borrower and the Company entered into a forbearance agreement to allow both parties to review the exit strategy. The forbearance agreement was terminated by the Company in August 2018 when it became clear that the borrower would not complete its exit strategy. At September 30, 2018 and December 31, 2017, no provision for loan loss was recorded as the Company believes sufficient collateral value exists to cover the outstanding loan balances. The Company is working towards possible resolutions, the most likely of which includes the receipt of collateral in connection with the mezzanine loan. The Company has no additional commitments to lend to the borrower with the TDR loan.
There were no loans modified as TDRs during the nine months ended September 30, 2018 and year ended December 31, 2017.
Impaired Loans
Loans are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs. The following table presents impaired loans at the respective reporting dates (dollars in thousands):

	Unpaid Principal Balance(1)	Gross Carrying Value
		With Allowance for Loan Losses	Without Allowance for Loan Losses	Total	Allowance for Loan Losses
September 30, 2018 (Unaudited)	$398,483	$261,129	$138,981	$400,110	$35,059
December 31, 2017	237,441	42,176	195,934	238,110	517
_________________________________________

(1)
At September 30, 2018, includes four loans to the same borrower and secured by the same collateral with combined unpaid principal balance of $260.2 million and gross carrying value of $261.1 million on non-accrual status. All other loans included in this table remain current on interest payments.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The average carrying value and interest income recognized on impaired loans were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average carrying value before allowance for loan losses	$480,547	$94,070	$407,835	$120,287
Interest income	5,886	3,517	16,541	7,959
Allowance for Loan Losses
As of September 30, 2018, the allowance for loan losses was $35.1 million related to $261.1 million in carrying value of loans. As of December 31, 2017 the allowance for loan losses was $0.5 million related to $42.2 million in carrying value of loans.
Changes in allowance for loan losses on loans are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Allowance for loan losses at beginning of period	$517	$3,386
Provision for loan losses	35,059	—
Charge-off	—	(3,210)
Recoveries	(517)	—
Allowance for loan losses at end of period	$35,059	$176
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
As of September 30, 2018, there were seven loans held for investment to two borrowers with contractual payments past due. With the exception of the NY hospitality loans previously discussed, all other loans and preferred equity held for investment remain current on interest payments. The remaining loans and preferred equity investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were seven loans held for investment with contractual payments past due as of December 31, 2017. For the nine months ended September 30, 2018, no debt investment contributed more than 10.0% of interest income.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2018, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments was $119.8 million for senior loans, $18.3 million for securitized loans and $0.6 million for mezzanine loans. Future funding commitments were $19.2 million for senior loans at December 31, 2017.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	September 30, 2018 (Unaudited)	December 31, 2017
Equity method investments	$559,662	$179,303
Investments under fair value option	210,440	24,417
Investments in Unconsolidated Ventures	$770,102	$203,720
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
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of September 30, 2018 and December 31, 2017, respectively.
As discussed in Note 2, “Summary of Significant Accounting Policies,” certain of the CLNY Investment Entities were deconsolidated by the Company upon closing of the Combination and accounted for as investments in unconsolidated ventures.
The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Ownership Interest(1) at September 30, 2018	Carrying Value
Investments	Description		September 30, 2018 (Unaudited)	December 31, 2017
ADC investments	Interests in seven acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	Various(2)	$169,846	$179,303
Other investment ventures	Interests in twelve investments, each with less than $142.3 million carrying value at September 30, 2018	Various	389,816	—
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
Private Funds
The Company elected to account for its limited partnership interests, which range from 0.1% to 30.3%, in PE Investments under the fair value option. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of September 30, 2018 (dollars in thousands):

								Weighted Average
		Principal Amount(1)	Total Discount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value	Coupon(2)	Unleveraged Current Yield
As of Date:	Count				Gain	(Loss)
September 30, 2018	43	$292,284	$(64,390)	$227,894	$3,923	$(576)	$231,241	3.19%	7.10%
_________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $212.9 million for the CMBS Credit Facilities (refer to Note 10). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company acquired the CRE Securities from NorthStar I and NorthStar II in the Combination. The Company held no CRE Securities as of December 31, 2017.
The Company recorded an unrealized gain in OCI for the three and nine months ended September 30, 2018 of $6.2 million and $3.3 million, respectively. As of September 30, 2018, the Company held 15 securities with an aggregate carrying value of $87.2 million with an unrealized loss of $0.6 million. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at expected maturity.
As of September 30, 2018, the weighted average contractual maturity of CRE securities was 31.5 years with an expected maturity of 7.7 years.
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
As of September 30, 2018, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $3.1 billion and $2.9 billion, respectively. As of September 30, 2018, across the three consolidated securitization trusts, the underlying collateral consisted of 159 underlying commercial mortgage loans, with a weighted average coupon of 4.9% and a weighted average loan to value ratio of 57.7%.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of September 30, 2018 (dollars in thousands):

September 30, 2018
Assets
Mortgage loans held in a securitization trust, at fair value	$3,124,226
Receivables, net	13,220
Total assets	$3,137,446
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$2,982,239
Accrued and other liabilities	12,333
Total liabilities	$2,994,572
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $142.0 million as of September 30, 2018 and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 15, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.
The below table presents net income attributable to the Company’s common stockholders for the three and nine months ended September 30, 2018 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands). No income was generated from the Company’s investments in the subordinate tranches for the three and nine months ended September 30, 2017.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Statement of Operations
Interest income on mortgage loans held in securitization trusts	$39,261	$104,622
Interest expense on mortgage obligations issued by securitization trusts	(36,294)	(97,031)
Net interest income	2,967	7,591
Administrative expenses	(383)	(745)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(939)	3,254
Realized loss on mortgage loans and obligations held in securitization trusts, net	(549)	(2,752)
Net income attributable to Colony Credit Real Estate, Inc. common stockholders	$1,096	$7,348

7.	Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018 (Unaudited)	December 31, 2017
Land and improvements	$232,256	$25,262
Buildings, building leaseholds, and improvements	1,021,728	178,109
Tenant improvements	23,524	2,316
Construction-in-progress	437	21
Subtotal	$1,277,945	$205,708
Less: Accumulated depreciation	(30,145)	(5,516)
Less: Impairment(1)	(7,094)	—
Net lease portfolio, net	$1,240,706	$200,192
______________________________

(1)	See Note 15, “Fair Value,” for discussion of impairment of real estate.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company’s other portfolio, net, including foreclosed properties, as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018 (Unaudited)	December 31, 2017
Land and improvements	$112,417	$667
Buildings, building leaseholds, and improvements	622,454	18,477
Tenant improvements	23,986	36
Furniture, fixtures and equipment	17,750	680
Construction-in-progress	1,101	—
Subtotal	$777,708	$19,860
Less: Accumulated depreciation	(15,950)	(312)
Less: Impairment(1)	(22,284)	—
Other portfolio, net	$739,474	$19,548
______________________________

(1)	See Note 15, “Fair Value,” for discussion of impairment of real estate.
For the nine months ended September 30, 2018, the Company had no single property with rental and other income equal to or greater than 10.0% of total revenue.
At September 30, 2018, the Company held foreclosed properties included in real estate, net with a carrying value of $129.6 million. At December 31, 2017, the Company held foreclosed properties with a carrying value of $19.5 million.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancellable operating leases to be received over the next five years and thereafter as of September 30, 2018 (dollars in thousands):

Remainder of 2018	$28,871
2019	113,390
2020	106,606
2021	96,768
2022	87,149
2023 and thereafter	867,121
Total	$1,299,905
The rental properties owned at September 30, 2018 are leased under non-cancellable operating leases with current expirations ranging from 2018 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee with expiration dates through 2027. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and nine months ended September 30, 2018 was approximately $0.7 million and $2.1 million, respectively. Ground rent expense for each of the three and nine months ended September 30, 2017 was $0.4 million and $1.4 million, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents future minimum rental payments, excluding contingent rents, on noncancelable ground leases on real estate as of September 30, 2018 (dollars in thousands):

Remainder of 2018	$705
2019	2,821
2020	2,812
2021	2,720
2022	1,798
2023 and thereafter	2,891
Total	$13,747
Real Estate Asset Acquisitions
The following table summarizes the Company’s real estate asset acquisitions for nine months ended September 30, 2018 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price(1)	Land and Improvements(2)	Building and Improvements(2)	Furniture, Fixtures and Equipment	Lease Intangible Assets(2)	Other Assets	Other Liabilities
July	Office - Norway	26	$318,860	$60,510	$271,983	$—	$25,287	$—	$(38,920)
August	Hotel - Dallas, TX	1	75,663	8,216	61,580	3,947	465	2,023	(568)
August	Industrial - Various in U.S.	2	292,000	66,844	189,105	—	36,051	—	—
September	Hotel - Pittsburgh, PA	1	42,315	7,247	26,363	3,025	1,408	4,392	(120)
			$728,838	$142,817	$549,031	$6,972	$63,211	$6,415	$(39,608)
______________________________

(1)	Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rate as of the respective dates of acquisitions, where applicable.

(2)
Useful life of real estate acquired is 30 to 40 years for buildings, 8 to 15 years for site improvements, 15 to 20 years for tenant improvements, 2 to 3 years for furniture, fixtures and equipment, and 1.5 to 20 years for lease intangibles.

Real Estate Held for Sale
The following table summarizes the Company’s assets and related liabilities held for sale related to real estate (dollars in thousands):

September 30, 2018
Assets
Real estate, net	$156,404
Deferred leasing costs and intangible assets, net	15,796
Total assets held for sale	$172,200

Liabilities
Intangible liabilities, net	$324
Total liabilities related to assets held for sale	$324
The real estate classified as real estate held for sale does not represent a strategic shift as the Company is not entirely exiting markets or property types and as such they have not been reflected as part of discontinued operations.
Subsequent to September 30, 2018, the Company completed the sale of the real estate held for sale for a sales price of $177.0 million.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities at September 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

	September 30, 2018 (Unaudited)
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$117,377	$(22,867)	$94,510
Deferred leasing costs	37,306	(5,118)	32,188
Above-market lease values	16,201	(2,905)	13,296
Other intangibles	1,559	(15)	1,544
Below-market ground lease obligations	52	(14)	38
	$172,495	$(30,919)	$141,576
Intangible Liabilities
Below-market lease values	$19,385	$(3,117)	$16,268

	December 31, 2017
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$9,214	$(2,657)	$6,557
Deferred leasing costs	3,671	(657)	3,014
Above-market lease values	1,682	(283)	1,399
Below-market ground lease obligations	52	(8)	44
	$14,619	$(3,605)	$11,014
Intangible Liabilities
Below-market lease values	$51	$(15)	$36
The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Above-market lease values	$(410)	$(73)	$(2,622)	$(211)
Below-market lease values	1,116	4	3,102	11
Net increase (decrease) to property operating income	$706	$(69)	$480	$(200)

Below-market ground lease obligations	$2	$2	$6	$6
Increase to property operating expense	$2	$2	$6	$6

In-place lease values	$3,104	$778	$20,210	$2,497
Deferred leasing costs	2,482	196	4,461	529
Other intangibles	15	—	15	—
Amortization expense	$5,601	$974	$24,686	$3,026

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities for each of the next five years and thereafter as of September 30, 2018 (dollars in thousands):

	Remainder of 2018	2019	2020	2021	2022	2023 and thereafter	Total
Above-market lease values	$925	$3,772	$3,163	$1,998	$1,422	$2,016	$13,296
Below-market lease values	(1,163)	(4,500)	(4,055)	(3,850)	(2,417)	(283)	(16,268)
Net increase (decrease) to property operating income	$(238)	$(728)	$(892)	$(1,852)	$(995)	$1,733	$(2,972)

Below-market ground lease obligations	$2	$8	$8	$8	$8	$4	$38
Increase to property operating expense	$2	$8	$8	$8	$8	$4	$38

In-place lease values	$4,396	$16,643	$13,996	$11,008	$7,861	$40,606	$94,510
Deferred leasing costs	2,287	6,447	5,607	4,341	3,443	10,063	32,188
Other intangibles	215	860	469	—	—	—	1,544
Amortization expense	$6,898	$23,950	$20,072	$15,349	$11,304	$50,669	$128,242

9.	Other Assets and Liabilities
The following table presents a summary of other assets as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018 (Unaudited)	December 31, 2017
Other assets:
Prepaid taxes and deferred tax assets	$73,935	$1,050
Deposit on investments	12,967	—
Deferred financing costs, net - credit facilities	6,590	—
Prepaid expenses	5,811	360
Derivative asset	278	117
Total	$99,581	$1,527
The following table presents a summary of accrued and other liabilities as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018 (Unaudited)	December 31, 2017
Accrued and other liabilities:
Current and deferred tax liability	$36,796	$120
Accounts payable, accrued expenses and other liabilities	25,633	3,532
Interest payable	20,291	924
Prepaid rent and unearned revenue	8,926	481
Trades pending settlement	6,098	—
Tenant security deposits	3,169	118
Derivative liability	671	—
Total	$101,584	$5,175

10.	Debt
The following table presents debt as of September 30, 2018 and December 31, 2017 (dollars in thousands):

					September 30, 2018 (Unaudited)		December 31, 2017
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Securitization bonds payable, net
2014 FL1(3)		Non-recourse	Apr-31	LIBOR + 3.28%	$25,549	$25,549	$27,119	$27,004
2014 FL2(3)		Non-recourse	Nov-31	LIBOR + 4.25%	18,320	18,320	55,430	55,430

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

						September 30, 2018 (Unaudited)		December 31, 2017
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
2015 FL3(3)		Non-recourse	NA	NA		—	—	26,245	26,245
Securitization 2016-1(3)		Non-recourse	Sep-31	LIBOR + 4.12%		37,503	37,503	—	—
Subtotal securitization bonds payable, net						81,372	81,372	108,794	108,679

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Oct-27	4.45%		24,723	24,723	25,074	25,022
Net lease 2		Non-recourse	Nov-26	4.45%		3,499	3,390	3,544	3,425
Net lease 3		Non-recourse	Nov-26	4.45%		7,551	7,314	7,647	7,390
Net lease 4		Non-recourse	Jun-21	4.00%		12,867	12,715	13,133	12,939
Net lease 5		Non-recourse	Jul-23	LIBOR + 2.15%		2,182	2,125	2,482	2,416
Net lease 6		Non-recourse	Aug-26	4.08%		32,511	32,176	32,600	32,234
Net lease 7(4)		Non-recourse	Nov-26	4.45%		18,998	18,405	19,241	18,593
Net lease 8		Non-recourse	Mar-28	4.38%		12,486	11,930	—	—
Net lease 9		Non-recourse	Apr-21(5)	LIBOR+2.50%		73,702	73,691	—	—
Net lease 10		Non-recourse	Jul-25	4.31%		250,000	246,388	—	—
Net lease 11(6)		Non-recourse	Jun-25	3.91%		196,416	199,257	—	—
Net lease 12		Non-recourse	Sep-33	4.77%		200,000	198,414	—	—
Multifamily 1		Non-recourse	Dec-23	4.84%		43,500	44,034	—	—
Multifamily 2		Non-recourse	Dec-23	4.94%		43,000	43,527	—	—
Multifamily 3		Non-recourse	Jan-24	5.15%		16,000	16,589	—	—
Multifamily 4(7)		Non-recourse	Dec-20	5.27%		12,042	12,340	—	—
Multifamily 5		Non-recourse	Nov-26	3.98%		24,432	23,602	—	—
Office 1		Non-recourse	Oct-24	4.47%		108,850	109,827	—	—
Office 2		Non-recourse	Jan-25	4.30%		76,869	76,075	—	—
Office 3		Non-recourse	Apr-23	LIBOR + 4.00%		29,800	28,534	—	—
Multi-tenant office(8)		Non-recourse	Aug-20	LIBOR + 1.90%		97,400	97,269
Hotel development loan(9)		Non-recourse	NA	NA		—	—	130,000	128,649
Hotel A-Note(10)		Non-recourse	NA	NA		—	—	50,314	50,314
Subtotal mortgage and other notes payable, net						1,286,828	1,282,325	284,035	280,982

Bank credit facility
Bank credit facility	$400,000	Recourse	Feb-23 (11)	LIBOR + 2.25%		90,000	90,000	—	—
Subtotal bank credit facility						90,000	90,000	—	—

Master repurchase facilities
Bank 1 facility 3	$300,000	Limited Recourse(12)	Apr-23(13)	LIBOR + 2.00%	(14)	143,400	143,400	—	—
Bank 2 facility 2	200,000	Limited Recourse(15)	Jul-19	LIBOR + 2.46%	(14)	49,492	49,492	—	—
Bank 3 facility 3	500,000	Limited Recourse(12)	Apr-21	LIBOR + 2.36%	(14)	425,311	425,311	—	—
Bank 7 facility 1	500,000	Limited Recourse(12)	Apr-22(16)	LIBOR + 1.97%	(14)	90,855	90,855	—	—
Bank 8 facility 1	250,000	Limited Recourse(12)	Jun-21(17)	LIBOR + 2.00%	(14)	44,084	44,084	—	—
Subtotal master repurchase facilities	$1,750,000					753,142	753,142	—	—

CMBS credit facilities
Bank 1 facility 1		Recourse	(18)	LIBOR + 1.10%	(14)	18,389	18,389	—	—
Bank 1 facility 2		Recourse	(18)	LIBOR + 1.10%	(14)	17,151	17,151	—	—

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

						September 30, 2018 (Unaudited)		December 31, 2017
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Bank 3 facility		Recourse	(18)	NA		—	—	—	—
Bank 4 facility		Recourse	(18)	NA		—	—	—	—
Bank 5 facility 1		Recourse	(18)	NA		—	—	—	—
Bank 5 facility 2		Recourse	(18)	NA		—	—	—	—
Bank 6 facility 1		Recourse	(18)	LIBOR + 1.28%	(14)	81,124	81,124	—	—
Bank 6 facility 2		Recourse	(18)	LIBOR + 1.10%	(14)	62,512	62,512	—	—
Subtotal CMBS credit facilities						179,176	179,176	—	—
Subtotal credit facilities						1,022,318	1,022,318	—	—

Total						$2,390,518	$2,386,015	$392,829	$389,661
_________________________________________

(1)	Subject to customary non-recourse carveouts.

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

(6)	As of September 30, 2018, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $196.4 million. The mortgage payable was assumed in July 2018.

(7)	Represents two separate senior mortgage notes with a weighted average maturity of December 1, 2020 and weighted average interest rate of 5.27%.

(8)
The current maturity of the mortgage payable is November 2018, with two extension options available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents. Subsequent to September 30, 2018, the mortgage on the multi-tenant office was repaid in full in conjunction with the sale of the multi-tenant office portfolio.

(9)
A development loan originated by the Company was restructured into a senior and junior note, with the senior note assumed by a third party lender. The Company accounted for the transfer of the senior note as a financing transaction. The senior note bore interest at one-month London Interbank Offered Rate (“LIBOR”) plus 3.5%, with a 4.0% floor, and was subject to two one-year extension options on its initial term, exercisable by the borrower. The investment entity that held the debt was deconsolidated upon closing of the Combination (refer to Note 2, “Summary of Significant Accounting Policies”).

(10)
Represents the Company’s senior participation interest in a first mortgage loan that was transferred at cost into a securitization trust with the transfer accounted for as a secured financing transaction. The Company did not retain any legal interest in the senior participation and retained the junior participation on an unleveraged basis.

(11)	The abilities to borrow additional amounts terminates on February 1, 2022 at which time the Company may, at its election, extend the termination date for two additional six-month terms.

(12)	Recourse solely with respect to 25.0% of the financed amount.

(13)
The next maturity date is April 2021, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(14)
Represents the weighted average spread as of September 30, 2018. The contractual interest rate depends upon asset type and characteristics and ranges from one-month to three-month LIBOR plus 1.10% to 2.63%.

(15)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans, as further defined in the governing documents; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(16)	The next maturity date is April 2021, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(17)	The next maturity date is June 2020, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(18)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from one to three months.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at September 30, 2018 based on final contractual maturity (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remainder of 2018	$179,809	$—	$633	$179,176
2019	52,039	—	2,547	49,492
2020	112,087	—	112,087	—
2021	557,623	—	88,228	469,395
2022	93,378	—	2,523	90,855
2023 and thereafter	1,395,582	81,372	1,080,810	233,400
Total	$2,390,518	$81,372	$1,286,828	$1,022,318
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
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At September 30, 2018, the borrowing base valuation was sufficient to permit borrowings up to the entire $400.0 million commitment.
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at September 30, 2018), depending upon the amount of facility utilization.
Some of the Company’s subsidiaries guaranty the obligations of the Company under the Bank Credit Facility. As security for the advances under the Bank Credit Facility, the Company pledged substantially all equity interests it owns as well as a security interest in deposit accounts of the Company in which the proceeds of investment asset distributions are maintained.
The Bank Credit Facility contains various affirmative and negative covenants including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the Bank Credit Facility. At September 30, 2018, the Company was in compliance with all of the financial covenants.
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
As of September 30, 2018, the Company had $311.9 million carrying value of CRE debt investments financed with $81.4 million of securitization bonds payable, net.
Master Repurchase Facilities
As of September 30, 2018, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $1.8 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

investments. As of September 30, 2018, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of September 30, 2018, the Company had $1.0 billion carrying value of CRE debt investments financed with $753.1 million under the term loan facilities.
On April 20, 2018, the Company, through subsidiaries, consolidated two prior master purchase agreements by entering into an Amended and Restated Master Repurchase and Securities Contract Agreement (“Bank 3 Facility 3”). The Repurchase Agreement provides up to $500.0 million to finance first mortgage loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate.
On April 23, 2018, the Company, through subsidiaries, entered into a Master Repurchase Agreement (“Bank 1 Facility 3”). The Repurchase Agreement provides up to $300.0 million to finance first mortgage loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate.
On April 26, 2018, the Company entered into a Master Repurchase Agreement with a major financial institution through a subsidiary (“Bank 7 Facility 1”). This agreement provides up to $500.0 million to finance the Company’s lending activities.
On June 19, 2018, the Company entered into a Master Repurchase Agreement with a major financial institution through a subsidiary (“Bank 8 Facility 1”). This agreement provides up to $250.0 million to finance the Company’s lending activities.
Subsequent to September 2018, on October 23, 2018, the Company, through subsidiaries, terminated Bank 2 Facility 2 and entered into a Master Repurchase Agreement with Bank 2 (“Bank 2 Facility 3”). This agreement provides up to $200.0 million to finance the Company’s lending activities and has a one-year term, with three one-year extension options subject to the satisfaction of certain customary conditions. Refer to Note 19, “Subsequent Events” for further discussion.
Subsequent to September 2018, on November 2, 2018, the Company entered into a Master Repurchase and Securities Contract with a major financial institution through a subsidiary (“Bank 9 Facility 1”). This agreement provides up to $300.0 million to finance the Company’s lending activities. Refer to Note 19, “Subsequent Events” for further discussion.
CMBS Credit Facilities
As of September 30, 2018, the Company has entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of September 30, 2018, the Company had $212.9 million carrying value of CRE securities financed with $153.0 million under its CMBS Credit Facilities. As of September 30, 2018, the Company had $49.1 million carrying value of underlying investments in the subordinate tranches of the securitization trusts financed with $26.2 million under its CMBS Credit Facilities.

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company did not incur any incentive fees during the three and nine months ended September 30, 2018.
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
Manager Equity Plan
In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and Manager and/or employees thereof under the 2018 Equity Incentive Plan (the “2018 Plan”). In connection with this grant, the Company recognized share-based compensation expense of $1.8 million and $3.9 million to its Manager within administrative expense in the consolidated statement of operations for the three and nine months ended September 30, 2018, respectively. See Note 12, “Equity-Based Compensation” for further discussion of the 2018 Plan.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and payable to the Manager for the nine months ended September 30, 2018 and the amount due to related party as of September 30, 2018 and December 31, 2017 (dollars in thousands):

Type of Fee or Reimbursement	Financial Statement Location	Due to Related Party as of December 31, 2017	Nine Months Ended September 30, 2018			Due to Related Party as of September 30, 2018 (Unaudited)
			Combination Related Consideration	Incurred	Paid
Fees to Manager
Management	Management fee expense	$—	$—	$31,668	$(19,787)	$11,881
Reimbursements to Manager
Operating costs	Administrative expense	—	—	6,910	(4,210)	2,700
Other
Other Payables to Manager	Additional paid-in capital	—	2,934	—	(2,934)	—
Liabilities assumed in the Combination	(1)	—	6,375	—	(6,375)	—
Total		$—	$9,309	$38,578	$(33,306)	$14,581
_________________________________________

(1)	Represents due to related party balance assumed as a result of the Combination. Refer to Note 3, “Business Combinations,” for further detail.
Expense Allocations
For the nine months ended September 30, 2017, the Company’s consolidated financial statements present the operations of the CLNY Investment Entities as carved out from the financial statements of Colony Capital. Certain general and administrative costs borne by Colony Capital, including, but not limited to, compensation and benefits, and corporate overhead, have been allocated to the CLNY Investment Entities using reasonable allocation methodologies. Such costs do not necessarily reflect what the actual general and administrative costs would have been if the CLNY Investment Entities had been operating as a separate stand-alone public company. For the three and nine months ended September 30, 2017, a total of $2.9 million and $9.7 million, respectively, of allocated expenses are included as a component of administrative expenses in the Company’s consolidated statements of operations.
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
In July 2017, NorthStar II entered into a joint venture with an affiliate of the Manager to make a $60.0 million investment in a $180.0 million mezzanine loan which was originated by such affiliate of the Manager. The transaction was approved by NorthStar II’s board of directors, including all of its independent directors. The investment was purchased by the Company in connection with the Combination. In June 2018, the Company increased its commitment to $101.8 million in connection with the joint venture bifurcating the mezzanine loan into a mezzanine loan and a preferred equity investment. As of September 30, 2018, the Company had an unfunded commitment of $28.9 million remaining. The Company’s interest in the joint venture is 50.0% and its interest in both the underlying mezzanine loan and preferred equity investment is 31.8%. Both the underlying mezzanine loan and preferred equity investment carry a fixed 12.9% interest rate. This investment is recorded in investments in unconsolidated ventures in the Company’s consolidated balance sheets.
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
In July 2018, the Company acquired a $326.8 million Class A office campus located in Norway from an affiliate of the Company’s Manager. In connection with the purchase, the Company assumed senior mortgage financing from a private bond issuance of $197.7 million. The bonds have a seven-year term remaining, and carry a fixed interest rate of 3.91%.
In July 2018, the Company entered into a joint venture to invest in a development project for land and a Grade A office building in Ireland. The Company agreed to invest up to $69.9 million of the $139.7 million total commitment. The Company co-invested along with two affiliates of the Manager, with the Company owning 50.0% of the joint venture and the affiliate entities owning the remaining 50.0%. The joint venture invested in a senior mortgage loan of $66.7 million with a fixed interest rate of 12.5% and a maturity date of 3.5 years from origination and common equity.
Subsequent to September 2018, the Company entered into a joint venture to invest in a mixed-use development project in Ireland. The Company agreed to invest up to $162.4 million of the $266.5 million total commitment. The Company co-invested along with two affiliates of the Manager, with the Company owning 61.0% of the joint venture and the affiliate entities owning the remaining 39.0%. The joint venture will invest in a senior mortgage loan with a fixed interest rate of 15.0% and a maturity date of 2.0 years from origination.
Subsequent to September 2018, the Company acquired a $20.0 million mezzanine loan from an affiliate of the Company’s Manager, secured by a pledge of an ownership interest in a luxury condominium development project located in New York, NY. The loan bears interest at 9.5% plus LIBOR.

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
The table below summarizes our awards granted or vested under the 2018 Plan during the nine months ended September 30, 2018:

	Number of Shares
	Restricted Stock	Total	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2017	—	—	$—
Granted	1,003,818	1,003,818	19.39
Vested	—	—	—
Forfeited	—	—	—
Unvested shares at September 30, 2018	1,003,818	1,003,818	$19.39
No equity awards vested during the nine months ended September 30, 2018. There was no equity-based compensation plan for the nine months ended September 30, 2017. Fair value of vested awards is determined based on the closing price of the Class A common stock on the date of grant for employee awards, and remeasured each period end based on the closing price of the Class A common stock of such period end for nonemployee awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations.
At September 30, 2018, aggregate unrecognized compensation cost for all unvested equity awards was $18.1 million, which is expected to be recognized over a weighted-average period of 2.4 years.

13.	Stockholders’ Equity
Authorized Capital
As of September 30, 2018, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 905.0 million shares of Class A common stock, 45.0 million shares of Class B-3 common stock, and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of September 30, 2018.
Dividends
During the nine months ended September 30, 2018, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
February 26, 2018	March 8, 2018	March 16, 2018	$0.145
March 15, 2018	March 29, 2018	April 10, 2018	$0.145
April 16, 2018	April 30, 2018	May 10, 2018	$0.145
May 7, 2018	May 31, 2018	June 11, 2018	$0.145
June 14, 2018	June 29, 2018	July 10, 2018	$0.145
July 16, 2018	July 31, 2018	August 10, 2018	$0.145
August 1, 2018	August 31, 2018	September 10, 2018	$0.145
September 17, 2018	September 28, 2018	October 10, 2018	$0.145
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
As of September 30, 2018, the Company had not repurchased any shares under the Stock Repurchase Program.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect. There was no AOCI component in 2017.
Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized gain on real estate securities, available for sale	Unrealized (loss) on net investment hedges	Foreign currency translation (loss)	Total
AOCI at December 31, 2017	$—	$—	$—	$—
Other comprehensive income (loss)	3,268	(407)	(392)	2,469
AOCI at September 30, 2018	$3,268	$(407)	$(392)	$2,469
Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain on real estate securities, available for sale	Unrealized (loss) on net investment hedges	Foreign currency translation (loss)	Total
AOCI at December 31, 2017	$—	$—	$—	$—
Other comprehensive income (loss)	79	(9)	(10)	60
AOCI at September 30, 2018	$79	$(9)	$(10)	$60

14.	Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited partnership interests in the OP held by RED REIT. Net loss attributable to the noncontrolling interests is based on the limited partners’ ownership percentage of the OP and was $1.3 million and $1.0 million for the three and nine months ended September 30, 2018, respectively.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities for the three and nine months ended September 30, 2018 was $4.7 million and $2.8 million. Net income attributable to noncontrolling interests in the investment entities for the three and nine months ended September 30, 2017 was $10.2 million and $28.7 million, respectively.

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2018 (Unaudited)				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures(1)	$—	$—	$210,440	$210,440	$—	$—	$24,417	$24,417
Real estate securities, available for sale	—	231,241	—	231,241	—	—	—	—
Mortgage loans held in securitization trusts, at fair value	—	—	3,124,226	3,124,226	—	—	—	—
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$2,982,239	$—	$2,982,239	$—	$—	$—	$—
______________________________________

(1)	Represents PE Investments for which the Company elected the fair value option.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2018 and year ended December 31, 2017 (dollars in thousands):

	Nine Months Ended September 30, 2018 (Unaudited)		Year Ended December 31, 2017
	PE Investments	Mortgage loans held in securitization trusts (1)	PE Investments
Beginning balance	$24,417	$—	$—
Contributions(2)/purchases/accretion	247,668	3,327,199	72,325
Distributions/paydowns	(62,928)	(135,245)	(49,344)
Equity in earnings	21,709	—	6,829
Unrealized loss in earnings	(20,426)	(64,976)	(5,393)
Unrealized gain in other comprehensive income	—	—
Realized loss in earnings	—	(2,752)	—
Ending balance	$210,440	$3,124,226	$24,417
_________________________________________

(1)
For the nine months ended September 30, 2018, unrealized loss of $65.0 million related to mortgage loans held in securitization trusts, at fair value was offset by unrealized gain of $68.3 million related to mortgage obligations issued by securitization trusts, at fair value.

(2)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.
For the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. For the nine months ended September 30, 2018 and the year ended December 31, 2017, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 15.0% and 11.1% to 12.4%, respectively, and timing and amount of expected future cash flow. For the nine months ended September 30, 2018, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included yields ranging from 13.9% to 21.9% and a weighted average life of 5.6 years. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the three and nine months ended September 30, 2018, the Company recorded an unrealized loss on PE Investments of $13.7 million and $20.4 million, respectively. These amounts, when incurred, are recorded as equity in earnings of unconsolidated ventures in the consolidated statements of operations.
For the three and nine months ended September 30, 2018, the Company recorded a net unrealized loss of $0.9 million and a net unrealized gain of $3.3 million, respectively, related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value, respectively. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
For the three and nine months ended September 30, 2018, the Company recorded a realized loss of $0.5 million and $2.8 million, respectively, on mortgage loans held in securitization trusts, at fair value. The loss was due to lower than expected future cash flows on a subordinate tranche of a securitization trust. This amount is recorded as realized loss on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of September 30, 2018 and December 31, 2017, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018 (Unaudited)				December 31, 2017
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net	$1,949,601	(2)	$1,919,122	$1,920,754	$1,307,740	(2)	$1,300,784	$1,311,783
Financial liabilities:(1)
Securitization bonds payable, net	$81,372		$81,372	$81,372	$108,794		$108,679	$108,974
Mortgage notes payable, net	1,286,828		1,282,325	1,288,048	284,035		280,982	282,333
Master repurchase facilities	1,022,318		1,022,318	1,022,318	—		—	—
_________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $138.7 million and $19.2 million as of September 30, 2018 and December 31, 2017, respectively.
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
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or write-down of asset values due to impairment.
The following table summarizes assets carried at fair value on a nonrecurring basis, measured at the time of impairment (dollars in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Real estate, net	$—	$—	$78,616	$78,616
There were no assets carried at fair value on a nonrecurring basis at December 31, 2017.
The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented (dollars in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Impairment of operating real estate	$29,378	$29,378
There was no impairment loss recorded for the three and nine months ended September 30, 2017.
Real Estate, net—Impaired real estate held for investment consisted of three properties in the Company's net lease and other segments, resulting from one or more changes including the reduction in the estimated holding period of these properties, tenant vacancy, rent reductions as well as exposure to the retail and student housing markets. Fair value of the impaired properties were determined using a future cash flow analysis that included an eventual sale of the properties, with expected sale price generally based on broker price opinions, and applying terminal capitalization rates ranging from 6.0% to 12.0% and discount rates ranging from 8.0% to 12.0%.
Impairment is discussed in further detail in Note 7, “Real Estate, net and Real Estate Held for Sale.”

16.	Derivatives
The Company uses derivative instruments to manage the risk of changes in interest rates and foreign exchange rates, arising from both its business operations and economic conditions. Specifically, the Company enters into derivative instruments to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and cash payments, the values of which are driven by interest rates, principally relating to the Company’s investments. Additionally, the Company’s foreign operations expose the Company to fluctuations in foreign exchange rates. The Company enters into derivative instruments to protect the value or fix certain of these foreign denominated amounts in terms of its functional currency, the U.S. dollar. Derivative instruments used in the Company’s risk management activities may be designated as qualifying hedge accounting relationships (“designated hedges”) or non-designated hedges.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At September 30, 2018, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$127	$107	$234
Interest rate contracts	—	44	44
Included in other assets	127	151	278
Derivative Liabilities
Foreign exchange contracts	(543)	—	(543)
Interest rate contracts	—	(128)	(128)
Included in accrued and other liabilities	$(543)	$(128)	$(671)
No collateral was held by counterparties for the derivative contracts as of September 30, 2018.
The following table summarizes the foreign exchange and interest rate contracts as of September 30, 2018:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)		Range of Maturity Dates
		Designated	Non-Designated
FX Forward	EUR	€58,700	€—	December 2019 - December 2022
FX Forward	NOK	NOK 585,600	NOK 363,500	January 2019 - July 2023
Interest Rate Swap	USD	$—	$259,167	July 2023 - August 2028
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations and of comprehensive income (loss) for the three and nine months ended September 30, 2018 (dollars in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Other gain (loss), net
Non-designated foreign exchange contracts	$107	$107
Non-designated interest rate contracts	(122)	(87)
	$(15)	$20
Accumulated other comprehensive income (loss)
Designated foreign exchange contracts	$(416)	$(416)
Interest Income
Non-designated interest rate contracts	$1,497	$2,176
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), net. During the three and nine months ended September 30, 2018, no gain (loss) was transferred from accumulated other comprehensive income (loss).
Offsetting Assets and Liabilities
The Company enters into agreements subject to enforceable netting arrangements with its derivative counterparties that allow the Company to offset the settlement of derivative assets and liabilities in the same currency by derivative instrument type or, in the event of default by the counterparty, to offset all derivative assets and liabilities with the same counterparty. The Company has elected not to net derivative asset and liability positions, notwithstanding the conditions for right of offset may have been met. The Company presents derivative assets and liabilities with the same counterparty on a gross basis on the consolidated balance sheets.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of September 30, 2018 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
		(Assets) Liabilities	Cash Collateral Received (Pledged)
Derivative Assets
Foreign exchange contracts	$234	$(234)	$—	$—
Interest rate contracts	44	—	—	44
	278	(234)	—	44
Derivative Liabilities
Foreign exchange contracts	(543)	234	—	(309)
Interest rate contracts	(128)	—	—	(128)
	$(671)	$234	$—	$(437)

17.	Segment Reporting
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

Three Months Ended September 30, 2018	Loan	CRE Debt Securities	Net Leased Real Estate	Other	Corporate(1)	Total
Net interest income (loss)	$24,652	$7,701	$—	$—	$(2,395)	$29,958
Property and other income	40	6	23,412	30,112	367	53,937
Management fee expense	—	—	—	—	(11,877)	(11,877)
Property operating expense	—	—	(5,362)	(15,855)	—	(21,217)
Transaction, investment and servicing expense	(2,239)	—	(45)	(65)	(1,282)	(3,631)
Interest expense on real estate	—	—	(8,189)	(5,152)	—	(13,341)
Depreciation and amortization	—	—	(17,509)	(13,029)	—	(30,538)
Provision for loan losses	(35,059)	—	—	—	—	(35,059)
Impairment of operating real estate	—	—	(7,094)	(22,284)	—	(29,378)
Administrative expense	(155)	(416)	(58)	(2)	(6,166)	(6,797)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(1,834)	—	—	895	(939)
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(549)	—	—	—	(549)
Other gain (loss), net	—	(128)	113	—	—	(15)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(12,761)	4,780	(14,732)	(26,275)	(20,458)	(69,446)
Equity in earnings (losses) of unconsolidated ventures	15,264	—	—	(6,940)	—	8,324
Income tax benefit	—	—	91	2,365	—	2,456
Net income (loss)	$2,503	$4,780	$(14,641)	$(30,850)	$(20,458)	$(58,666)
_________________________________________

(1)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended September 30, 2018, $0.9 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

Three Months Ended September 30, 2017	Loan	Net Leased Real Estate	Other	Corporate	Total
Net interest income	$31,693	$—	$—	$—	$31,693
Property and other income	828	5,586	—	—	6,414
Property operating expense	(566)	(1,673)	—	—	(2,239)
Transaction, investment and servicing expense	(672)	(30)	(14)	—	(716)
Interest expense on real estate	—	(1,717)	—	—	(1,717)
Depreciation and amortization	(94)	(2,443)	—	—	(2,537)
Administrative expense	(201)	—	—	(2,712)	(2,913)
Other loss, net	(75)	(5)	—	—	(80)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	30,913	(282)	(14)	(2,712)	27,905
Equity in earnings (losses) of unconsolidated ventures	5,734	—	(2,692)	—	3,042
Income tax benefit	418	—	117	—	535
Net income (loss)	$37,065	$(282)	$(2,589)	$(2,712)	$31,482

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine Months Ended September 30, 2018	Loan	CRE Debt Securities	Net Leased Real Estate	Other	Corporate(1)	Total
Net interest income (loss)	$76,893	$18,403	$—	$—	$(4,898)	$90,398
Property and other income	215	19	51,897	69,824	903	122,858
Management fee expense	—	—	—	—	(31,668)	(31,668)
Property operating expense	—	—	(14,703)	(34,483)	—	(49,186)
Transaction, investment and servicing expense	(3,089)	—	(62)	(232)	(34,829)	(38,212)
Interest expense on real estate	—	—	(16,786)	(12,661)	—	(29,447)
Depreciation and amortization	—	—	(32,989)	(39,700)	—	(72,689)
Provision for loan loss	(34,542)	—	—	—	—	(34,542)
Impairment of operating real estate	—	—	(7,094)	(22,284)	—	(29,378)
Administrative expense	(456)	(817)	(68)	(20)	(15,548)	(16,909)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	655	—	—	2,599	3,254
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(2,752)	—	—	—	(2,752)
Other gain (loss), net	—	(128)	146	442	—	460
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	39,021	15,380	(19,659)	(39,114)	(83,441)	(87,813)
Equity in earnings of unconsolidated ventures	38,490	—	—	1,283	—	39,773
Income tax benefit	—	—	91	2,756	—	2,847
Net income (loss)	$77,511	$15,380	$(19,568)	$(35,075)	$(83,441)	$(45,193)
_________________________________________

(1)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the nine months ended September 30, 2018, $2.6 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

Nine Months Ended September 30, 2017	Loan	Net Leased Real Estate	Other	Corporate	Total
Net interest income	$91,997	$—	$—	$—	$91,997
Property and other income	2,481	15,385	—	—	17,866
Property operating expense	(1,782)	(3,925)	—	—	(5,707)
Transaction, investment and servicing expense	(1,880)	(232)	(14)	—	(2,126)
Interest expense on real estate	—	(3,759)	—	—	(3,759)
Depreciation and amortization	(261)	(7,306)	—	—	(7,567)
Administrative expense	(570)	(9)	—	(9,075)	(9,654)
Other loss, net	(388)	(5)	—		(393)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	89,597	149	(14)	(9,075)	80,657
Equity in earnings of unconsolidated ventures	14,503		796	—	15,299
Income tax expense	(48)		(79)	—	(127)
Net income (loss)	$104,052	$149	$703	$(9,075)	$95,829
The following table presents total assets by segment as of September 30, 2018 and December 31, 2017 (dollars in thousands):

Total Assets	Loan(1)	CRE Debt Securities	Net Leased Real Estate	Other(2)	Corporate(3)	Total
September 30, 2018 (Unaudited)	$2,570,137	$3,519,691	$1,365,671	$1,291,953	$(99,151)	$8,648,301
December 31, 2017	1,573,714	—	241,271	24,417	—	1,839,402
_________________________________________

(1)	Includes investments in unconsolidated ventures totaling $559.7 million and $179.3 million as of September 30, 2018 and December 31, 2017.

(2)	Includes PE Investments totaling $210.4 million and $24.4 million as of September 30, 2018 and December 31, 2017, respectively.

(3)	Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trusts in consolidation.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total income by geography:
United States	$135,743	$44,936	$373,458	$138,898
Europe	5,559	—	5,559	—
Other	359	907	1,309	2,709
Total(1)	$141,661	$45,843	$380,326	$141,607

September 30, 2018
Long-lived assets by geography:
United States	$1,767,887
Europe	353,869
Total(2)	$2,121,756
_________________________________________

(1)	Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.

(2)
Long-lived assets comprise real estate, real estate related intangible assets, and exclude financial instruments and assets held for sale. As of December 31, 2017, all long-lived assets are located in United States.

18.	Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2018 and 2017 consist of the following (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(58,666)	$31,482	$(45,193)	$95,829
Net (income) loss attributable to noncontrolling interests:
Investment Entities	4,688	(10,230)	2,788	(28,742)
Operating Partnership(1)	1,275	(1,377)	996	(4,346)
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(52,703)	$19,875	$(41,409)	$62,741

Numerator:
Net income allocated to participating securities (nonvested shares)	(436)	—	(1,019)	—
Net income (loss) attributable to common stockholders	$(53,139)	$19,875	$(42,428)	$62,741

Denominator:
Weighted average shares outstanding(2)	127,887	44,399	118,252	44,399

Net income (loss) per common share - basic and diluted(3)	$(0.42)	$0.45	$(0.36)	$1.41
_________________________________________

(1)
For earnings per share for the three and nine months ended September 30, 2017, the Company allocated Company OP’s share of net income as if Company OP held 3,075,623 CLNC OP Units during the period for comparative purposes. The CLNC OP units were not issued until January 31, 2018.

(2)
For earnings per share, the Company assumes 44.4 million shares of Class B-3 common stock were outstanding prior to January 31, 2018 to reflect the standalone pre-merger financial information of the CLNY Investment Entities, the Company’s predecessor for accounting purposes.

(3)	Excludes 3,075,623 CLNC OP Units, which are redeemable for cash, or at the Company’s option, shares of Class A common stock on a one-for-one basis, and therefore would not be dilutive.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

19.	Subsequent Events
Dividends
On October 17, 2018, the Company’s board of directors declared a monthly cash dividend of $0.145 per share of Class A common stock and Class B-3 common stock for the month ended October 31, 2018. The common stock dividend will be paid on November 9, 2018 to stockholders of record on October 31, 2018. These distributions represent an annualized dividend of $1.74 per share of Class A common stock and Class B-3 common stock.
On November 1, 2018, the Company’s board of directors declared a monthly cash dividend of $0.145 per share of Class A common stock and Class B-3 common stock for the month ended November 30, 2018. The common stock dividend will be paid on December 10, 2018 to stockholders of record on November 30, 2018. These distributions represent an annualized dividend of $1.74 per share of Class A common stock and Class B-3 common stock.
New Investments
Investments in Unconsolidated Ventures
In October 2018, the Company entered into a joint venture to invest in a mixed-use development project in Ireland. The Company agreed to invest up to $162.4 million of the $266.5 million total commitment. The Company co-invested along with two affiliates of the Manager, with the Company owning 61.0% of the joint venture and the affiliate entities owning the remaining 39.0%. The joint venture will invest in a senior mortgage loan with a fixed interest rate of 15.0% and a maturity date of 2.0 years from origination.
Loans and Preferred Equity Held for Investment
In October 2018, the Company acquired a $20.0 million mezzanine loan from an affiliate of the Company’s Manager, secured by a pledge of an ownership interest in a luxury condominium development project located in New York, NY. The loan bears interest at 9.5% plus LIBOR.
In October 2018, the Company refinanced a $34.4 million mezzanine loan into a $145.2 million first mortgage loan, including $10.0 million in unfunded commitments. The loan bears interest at 4.8% plus LIBOR and is secured by a hotel in San Diego, California.
Sale of Investments
Real Estate Held for Sale
In October 2018, the Company sold its multi-tenant office portfolio located in Bothell, Washington for a total sales price of $177.0 million. The $97.4 million mortgage on the multi-tenant office portfolio was repaid in full in connection with the sale.
Master Repurchase Agreement
On October 23, 2018, the Company entered into a Master Repurchase Agreement with a major financial institution. This agreement provides up to $200.0 million to finance the Company’s lending activities and has a one-year term, with three one-year extension options subject to the satisfaction of certain customary conditions. Assets pledged as collateral under this agreement are limited to first mortgage loans, mezzanine loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate.
On November 2, 2018, the Company entered into a Master Repurchase and Securities Contract with a major financial institution. This agreement provides up to $300.0 million to finance the Company’s lending activities and has a three-year term, with two one-year extension options subject to the satisfaction of certain customary conditions. Assets pledged as collateral under this agreement are limited to first mortgage loans, mezzanine loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate.

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
We were organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony Capital, a publicly traded REIT listed on the NYSE under the ticker symbol “CLNY,” made an initial capital contribution of $1,000 to us. We intend to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ending December 31, 2018. We conduct all of our activities and hold substantially all of our assets and liabilities through our operating subsidiary, Credit RE Operating Company, LLC (the “Operating Partnership” or “OP”). At September 30, 2018, we owned 97.6% of the OP, as its sole managing member. The remaining 2.4% is owned primarily by our affiliate as noncontrolling interests.
We are externally managed by a subsidiary of Colony Capital, a NYSE-listed global real estate and investment management firm with over $22 billion of total consolidated assets and over $29 billion of third party assets under management. As of September 30, 2018, Colony Capital owned approximately 37% of our common equity on a fully diluted basis, evidencing a strong alignment of interests between Colony Capital and our other stockholders.
Combination
On January 31, 2018, the Combination among the CLNY Contributed Portfolio, NorthStar I, and NorthStar II was completed in an all-stock exchange.
The Combination created a prominent publicly traded real estate credit REIT. Our senior executives include Kevin P. Traenkle as the Chief Executive Officer and Neale W. Redington as the Chief Financial Officer. Our board of directors consists of seven directors, four of whom are independent.
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
Our Manager
We are externally managed by a subsidiary of Colony Capital. Colony Capital and its predecessors have a 27-year track record and have made over $100 billion of investments. Colony Capital’s senior management team, which is led by Executive Chairman and Chief Executive Officer Thomas J. Barrack, Jr. and President Darren J. Tangen, has a long track record and extensive experience managing and investing in our target assets and other real estate-related investments through a variety of credit cycles and market conditions. Colony Capital’s global footprint and corresponding network provides its investment and asset management teams with proprietary market knowledge, exceptional sourcing capabilities and the local presence required to identify, execute and manage complex transactions. Colony Capital’s successful history of external management includes its previous management of Colony Financial, its current management of NorthStar Realty Europe Corp., a publicly traded REIT focused on European CRE with over $1 billion in assets, and its management of various non-traded REITs with in excess of $3 billion of equity commitments.
Colony Capital is headquartered in Los Angeles, California, with over 400 employees in 17 locations in ten countries, with key offices in New York, Paris and London. Its operations are broad and diverse and include the management of real estate, both owned and on behalf of a diverse set of institutional and individual investors. Colony Capital has a highly experienced management team of diverse backgrounds with a demonstrated track record of success and, on average, 32 years of operational and management experience at asset managers and investment firms, private investment funds, investment banks and other financial service companies, which provides an enhanced perspective for managing our portfolio. Kevin P. Traenkle, a 25-year veteran of Colony Capital, serves as our Chief Executive Officer; Neale W. Redington, a 10-year veteran of Colony Capital, serves as our Chief

Financial Officer; Frank V. Saracino, a three-year veteran of Colony Capital, serves as our Chief Accounting Officer; and David A. Palamé, an 11-year veteran of Colony Capital, serves as our General Counsel.
We draw on Colony Capital’s substantial real estate investment platform and relationships to source, underwrite, structure and manage a robust pipeline of investment opportunities as well as to access debt and equity capital to fund our operations. We believe we are able to originate, acquire, finance and manage investments with attractive in-place cash flows and the potential for meaningful capital appreciation over time. We also benefit from Colony Capital’s portfolio management, finance and administration functions, which provide us with legal, compliance, investor relations, asset valuation, risk management and information technology services. Colony Capital also has a captive, fully-functional, separate asset management company that engages primarily in loan servicing for performing, sub-performing and non-performing commercial loans, including senior secured loans, revolving lines of credit, loan participations, subordinated loans, unsecured loans and mezzanine debt. Colony Capital’s asset management company is a commercial special servicer rated by both Standard & Poor’s and Fitch’s rating services.
Our operating segments include the loan portfolio, CRE debt securities, net leased real estate, other, and corporate. Our target assets, as more fully described below, are included in different operating segments. Senior mortgage loans, mezzanine loans and preferred equity are included in the loan portfolio segment. Refer to Note 17, “Segment Reporting,” for further discussion of our operating segments.
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

We believe that events in the financial markets from time to time have created and will create significant dislocation between price and intrinsic value in certain asset classes as well as a supply and demand imbalance of available credit to finance these assets. We believe that the Company is well positioned to capitalize on such opportunities while remaining flexible to adapt our strategy as market conditions change, including with respect to existing investments that may be directly or indirectly impacted by such events. We believe that our Manager’s in-depth understanding of CRE and real estate-related investments, and in-house underwriting, asset management and resolution capabilities, provides the Company and management with a sophisticated full- service value-add platform to regularly evaluate our investments and determine primary, secondary or alternative disposition strategies. This includes intermediate servicing and complex and creative negotiating, restructuring of non-performing investments, foreclosure considerations, intense management or development of owned real estate, in each case to reposition and achieve optimal value realization for the Company and its stockholders. Depending on the nature of the underlying investment, we may pursue repositioning strategies through judicious capital investment in order to extract maximum value from the investment or recognize unanticipated losses to reinvest resulting liquidity in higher-yielding performing investments.
Significant Developments
Significant developments affecting our business and results of operations for the three months ended September 30, 2018 and through November 8, 2018 include:

•	Declared and paid a monthly dividend of $0.145 per share of Class A common stock and Class B-3 common stock for July, August and September, representing an annualized dividend of $1.74 per share;

•	Acquired two net lease portfolios for a gross purchase price of $618.9 million;

•	Originated four senior mortgage loans totaling $173.2 million, including $26.8 million in unfunded commitments;

•	Originated two preferred equity investments totaling $24.3 million, including $3.2 million in unfunded commitments;

•	Purchased seven CMBS investments with an aggregate face value of $30.2 million at a 16% discount;

•
Recorded a $35.1 million provision for loan loss on four NY hospitality loans following discussions with the borrower which did not progress as anticipated and led us to explore additional options for a potential resolution, including a recapitalization and earlier than expected receipt and sale of collateral;

•	Recorded an impairment of operating real estate of $29.4 million, resulting from reductions in the estimated holding periods, rent reductions and tenant vacancies;

•
Subsequent to September 30, 2018, entered into a joint venture to invest in a mixed-use development in Ireland with two affiliates of our Manager to invest up to $162.4 million of the $266.5 million total commitment. We own 61.0% of the joint venture and the affiliate entities own the remaining 39.0%;

•	Subsequent to September 30, 2018, refinanced a $34.4 million mezzanine loan into a $145.2 million first mortgage loan, including $10.0 million in unfunded commitments;

•	Subsequent to September 30, 2018, sold a multi-tenant office portfolio for a sales price of $177.0 million;

•	Subsequent to September 30, 2018, declared a monthly cash dividend of $0.145 per share of Class A and Class B-3 common stock for October and November.

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
Comparison of the Three Months Ended September 30, 2018 to 2017 (Dollars in Thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Net interest income
Interest income	$40,139	$36,387	$3,752	10.3%
Interest expense	(13,148)	(4,694)	8,454	180.1%
Interest income on mortgage loans held in securitization trusts	39,261	—	39,261	100.0%
Interest expense on mortgage obligations issued by securitization trusts	(36,294)	—	(36,294)	100.0%
Net interest income	29,958	31,693	(1,735)	(5.5)%

Property and other income
Property operating income	51,684	6,306	45,378	719.6%
Other income	2,253	108	2,145	1,986.1%
Total property and other income	53,937	6,414	47,523	740.9%

Expenses
Management fee expense	11,877	—	11,877	100.0%
Property operating expense	21,217	2,239	18,978	847.6%
Transaction, investment and servicing expense	3,631	716	2,915	407.1%
Interest expense on real estate	13,341	1,717	11,624	677.0%
Depreciation and amortization	30,538	2,537	28,001	1,103.7%
Provision for loan losses	35,059	—	35,059	100.0%
Impairment of operating real estate	29,378	—	29,378	100.0%
Administrative expense (including $1,822 and $0 of equity-based compensation expense)	6,797	2,913	3,884	133.3%
Total expenses	151,838	10,122	141,716	1,400.1%

Other income (loss)
Unrealized loss on mortgage loans and obligations held in securitization trusts, net	(939)	—	(939)	(100.0)%
Realized loss on mortgage loans and obligations held in securitization trusts, net	(549)	—	(549)	(100.0)%
Other gain (loss), net	(15)	(80)	65	81.3%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(69,446)	27,905	(97,351)	(348.9)%
Equity in earnings of unconsolidated ventures	8,324	3,042	5,282	173.6%
Income tax benefit	2,456	535	1,921	359.1%
Net income (loss)	$(58,666)	$31,482	$(90,148)	(286.3)%
Net Interest Income
Interest income
Interest income increased by $3.8 million to $40.1 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, due to an increase of $22.5 million related to the acquisition of NorthStar I and NorthStar II and an increase of $8.5 million related to the originations and acquisitions in 2018, partially offset by a decrease of $27.2 million in the CLNY Investment Entities primarily driven by the deconsolidation of certain investment entities and the repayment of loan investments.
Interest expense
Interest expense increased by $8.5 million to $13.1 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to an $8.3 million increase as a result of the acquisition of NorthStar I and NorthStar II.
Interest income on mortgage loans and obligations held in securitization trusts, net
Interest income on mortgage loans and obligations held in securitization trusts, net of $3.0 million during the three months ended September 30, 2018 is attributable to our investment in the subordinate tranches of the consolidated securitization trusts acquired as a result of the Combination.
Property and other income
Property operating income
Property operating income increased by $45.4 million to $51.7 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II of $34.9 million, two net lease portfolios acquired during the third quarter of 2018 of $6.9 million and the two real estate properties acquired through the legal foreclosure process of $3.5 million.
Expenses
Management fee expense
Management fee expense represents fees paid to our Manager in accordance with the Management Agreement. During the three months ended September 30, 2018, management fee expense was $11.9 million. We entered into the Management Agreement on January 31, 2018 and therefore did not incur any management fee expenses prior to this date.
Property operating expense
Property operating expense increased by $19.0 million to $21.2 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II of $15.1 million and the two real estate properties acquired through the legal foreclosure process of $3.1 million.
Transaction, investment and servicing expense
Transaction, investment and servicing expense represents costs such as professional fees associated with new investments and transactions. Transaction, investment and servicing expense increased by $2.9 million to $3.6 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily as a result of $1.7 million of servicing fees incurred for a loan portfolio, $0.7 million of legal fees and $0.4 million of transaction costs associated with the Combination.
Interest expense on real estate
Interest expense on real estate increased by $11.6 million to $13.3 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Depreciation and amortization
Depreciation and amortization expense increased by $28.0 million to $30.5 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Provision for loan losses
A provision for loan losses of $35.1 million was recorded for the three months ended September 30, 2018, which is attributable to our four NY hospitality loans. See Note 4 to the consolidated financial statements, “Loans and Preferred Equity Held for Investment, net” for further detail.

Impairment of operating real estate
Impairment of operating real estate of $29.4 million for the three months ended September 30, 2018 is attributable to certain retail and student housing properties in our operating real estate portfolio. See Note 7 to the consolidated financial statements, “Real Estate, net and Real Estate Held for Sale” and Note 15, “Fair Value” for further detail.
Administrative expense
Administrative expense increased by $3.9 million to $6.8 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to additional reimbursable expenses allocated to us by our Manager as a result of the acquisition of NorthStar I and NorthStar II in the Combination. See Note 11 to the consolidated financial statements, “Related Party Arrangements,” for further information on reimbursement of expenses.
Other income (loss)
Unrealized loss on mortgage loans and obligations held in securitization trusts, net
During the three months ended September 30, 2018, we recorded an unrealized loss on mortgage loans and obligations held in securitization trusts, net of $0.9 million which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts acquired in the Combination.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the three months ended September 30, 2018, we recorded a realized loss on mortgage loans and obligations held in securitization trusts, net of $0.5 million which represents a loss incurred from lower than expected future cash flows on a subordinate tranche of a securitization trust.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures increased by $5.3 million to $8.3 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily driven by investments in unconsolidated ventures acquired as a result of the acquisition of NorthStar I and NorthStar II. The $8.3 million of income earned includes $13.7 million of unrealized loss related to our PE investments, which was partially offset by $6.8 million of income earned on our PE Investments.
Income tax benefit
For the three months ended September 30, 2018 and 2017, we recorded an income tax benefit of $2.5 million and $0.5 million, respectively, related to our PE Investments.

Comparison of the Nine Months Ended September 30, 2018 to 2017 (Dollars in Thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Net interest income
Interest income	$113,073	$108,442	$4,631	4.3%
Interest expense	(30,266)	(16,445)	13,821	84.0%
Interest income on mortgage loans held in securitization trusts	104,622	—	104,622	100.0%
Interest expense on mortgage obligations issued by securitization trusts	(97,031)	—	(97,031)	100.0%
Net interest income	90,398	91,997	(1,599)	(1.7)%

Property and other income
Property operating income	119,706	17,207	102,499	595.7%
Other income	3,152	659	2,493	378.3%
Total property and other income	122,858	17,866	104,992	587.7%

Expenses
Management fee expense	31,668	—	31,668	100.0%
Property operating expense	49,186	5,707	43,479	761.9%
Transaction, investment and servicing expense	38,212	2,126	36,086	1,697.4%
Interest expense on real estate	29,447	3,759	25,688	683.4%
Depreciation and amortization	72,689	7,567	65,122	860.6%
Provision for loan losses	34,542	—	34,542	100.0%
Impairment of operating real estate	29,378	—	29,378	100.0%
Administrative expense (including $3,905 and $0 of equity-based compensation expense)	16,909	9,654	7,255	75.2%
Total expenses	302,031	28,813	273,218	948.2%

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	3,254	—	3,254	100.0%
Realized loss on mortgage loans and obligations held in securitization trusts, net	(2,752)	—	(2,752)	(100.0)%
Other gain (loss), net	460	(393)	853	217.0%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(87,813)	80,657	(168,470)	(208.9)%
Equity in earnings of unconsolidated ventures	39,773	15,299	24,474	160.0%
Income tax benefit (expense)	2,847	(127)	2,974	2,341.7%
Net income (loss)	$(45,193)	$95,829	$(141,022)	(147.2)%
Net Interest Income
Interest income
Interest income increased by $4.6 million to $113.1 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, due to an increase of $64.0 million related to the acquisition of NorthStar I and NorthStar II and an increase of $11.1 million related to the originations and acquisitions in 2018, partially offset by a $70.4 million decrease in the CLNY Investment Entities driven by the deconsolidation of certain investment entities and repayment of loan investments.
Interest expense
Interest expense increased by $13.8 million to $30.3 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, due to a $21.2 million increase as a result of the acquisition of NorthStar I and NorthStar II, partially offset by a $7.4 million decrease in CLNY Investment Entities driven by the deconsolidation of certain investment entities.

Interest income on mortgage loans and obligations held in securitization trusts, net
Interest income on mortgage loans and obligations held in securitization trusts, net of $7.6 million for the nine months ended September 30, 2018 is attributable to our investment in the subordinate tranches of the consolidated securitization trusts acquired as a result of the Combination.
Property and other income
Property operating income
Property operating income increased by $102.5 million to $119.7 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II of $90.8 million, two net lease portfolios acquired during the third quarter of 2018 of $6.9 million and the two real estate properties acquired through the legal foreclosure process of $3.5 million.
Expenses
Management fee expense
Management fee expense represents fees paid to our Manager in accordance with the Management Agreement. During the nine months ended September 30, 2018, management fee expense was $31.7 million. We entered into the Management Agreement on January 31, 2018 and therefore did not incur any management fee expenses prior to this date.
Property operating expense
Property operating expense increased by $43.5 million to $49.2 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II of $37.8 million and the two real estate properties acquired through the legal foreclosure process of $3.1 million, as well as an increase in the CLNY Investment Entities net lease portfolio of $2.2 million.
Transaction, investment and servicing expense
Transaction, investment and servicing expense represents costs such as professional fees associated with new investments and transactions. Transaction, investment and servicing expense increased by $36.1 million to $38.2 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily as a result of $32.9 million in transaction costs associated with the Combination.
Interest expense on real estate
Interest expense on real estate increased by $25.7 million to $29.4 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Depreciation and amortization
Depreciation and amortization expense increased by $65.1 million to $72.7 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II.
Provision for loan losses
Provision for loan losses of $34.5 million was recorded for the nine months ended September 30, 2018, which is attributable to our four NY hospitality loans. See Note 4 to the consolidated financial statements, “Loans and Preferred Equity Held for Investment, net” for further detail.
Impairment of operating real estate
Impairment of operating real estate of $29.4 million for the nine months ended September 30, 2018 is attributable to certain retail and student housing properties in our operating real estate portfolio. See Note 7 to the consolidated financial statements, “Real Estate, net and Real Estate Held for Sale” and Note 15, “Fair Value” for further detail.
Administrative expense
Administrative expense increased by $7.3 million to $16.9 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to additional reimbursable expenses allocated to us by our Manager as a result of the acquisition of NorthStar I and NorthStar II in the Combination. See Note 11 to the consolidated financial statements, “Related Party Arrangements,” for further information on reimbursement of expenses.
Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net
During the nine months ended September 30, 2018, we recorded an unrealized gain on mortgage loans and obligations held in securitization trusts, net of $3.3 million which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts acquired in the Combination.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the nine months ended September 30, 2018, we recorded a realized loss on mortgage loans and obligations held in securitization trusts, net of $2.8 million which represents a loss incurred from lower than expected future cash flows on a subordinate tranche of a securitization trust.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures increased by $24.5 million to $39.8 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily driven by investments in unconsolidated ventures acquired as a result of the acquisition of NorthStar I and NorthStar II. The $39.8 million of income earned includes $21.5 million of income earned on our PE Investments, offset by $20.4 million of unrealized loss related to our PE Investments.
Income tax benefit (expense)
For the nine months ended September 30, 2018 and 2017, we recorded an income tax benefit of $2.8 million and income tax expense of $0.1 million, respectively, related to our PE Investments.
Our Portfolio
As of September 30, 2018, our portfolio consisted of 163 investments representing approximately $8.3 billion in book value (excluding cash, cash equivalents and certain other assets). Our loan portfolio consisted of 78 senior mortgage loans, mezzanine loans and preferred equity investments and had a weighted average cash coupon of 6.4% and a weighted average all-in unlevered yield of 7.8%. Our CRE debt securities portfolio had a weighted average cash coupon of 3.7%. Our owned real estate portfolio (including net lease and other real estate) consisted of approximately 15.6 million total square feet of space and the total annualized base rent of that portfolio was approximately $147.5 million (based on leases in place as of September 30, 2018).
As of September 30, 2018, our portfolio consisted of the following investments (dollars in thousands):

Asset	Count	Book value	Noncontrolling interest(1)	Book value at our share(2)
Senior mortgage loans(3)(4)	51	$1,713,570	$8,145	$1,705,425
Mezzanine loans(3)(5)	19	469,446	8,766	460,680
Preferred equity(3)(6)	8	295,768	—	295,768
CMBS(7)	53	373,228	—	373,228
Mortgage loans held in securitization trusts(7)	—	2,982,239	—	2,982,239
Owned real estate-Net lease(8)	12	1,332,771	34,520	1,298,251
Owned real estate-Other(8)(9)	14	961,185	125,482	835,703
Private equity interests	6	210,440	—	210,440
Total	163	$8,338,647	$176,913	$8,161,734
_________________________________________

(1)	Noncontrolling interest (“NCI”) represent interests in assets held by third party partners.

(2)	Book value at our share represents the proportionate book value based on our ownership by asset; book values at our share for securitization assets are net of the accounting impact from consolidation.

(3)	Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying investment is in a loan or preferred equity.

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

(5)	Mezzanine loans include other subordinated loans.

(6)	Preferred equity balances include $57.0 million of book value at our share attributable to related equity participation interests.

(7)
Mortgage loans held in securitization trusts includes $3.1 billion of book value assets in three securitization trusts in which we own the controlling class of securities and therefore consolidate. The consolidated liabilities related to these consolidated assets are $3.0 billion. The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by the securitization trusts was $142.0 million as of September 30, 2018 and approximates the fair value of our underlying investments in the subordinate tranches of the securitization trusts.

(8)	Owned real estate - net lease and owned real estate - other include deferred leasing costs and intangible assets.

(9)	Owned real estate - other consists of multi-tenant office, multifamily residential and hotel assets.
The following charts illustrate the diversification of our portfolio (not including CMBS, mortgage loans held in securitization trusts, and private equity interests) based on investment type, underlying property type, and geography, as of September 30, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

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

(2)	Mezzanine loans include other subordinated loans.

(3)	Preferred equity balances include $57.0 million of book value at our share attributable to related equity participation interests.

(4)	Other includes: (i) manufactured housing communities, (ii) commercial and residential development and predevelopment and (iii) mixed-use assets.

(5)	Other includes one collateral asset located in Latin America.
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
The following table provides a summary of our loan portfolio as of September 30, 2018 (dollars in thousands):

		Book Value			Principal Balance			Weighted Average(1)
Asset	Count	Book value	NCI	Book value at our share(2)	Principal balance	NCI	Principal balance value at our share(2)	Cash Coupon(3)	All-in unlevered yield(4)	Remaining term(5)	Extended remaining term(6)
Senior loans(7)(8)	51	$1,713,570	$8,145	$1,705,425	$1,707,610	$8,092	$1,699,518	5.9%	6.7%	1.6	3.3
Mezzanine loans(7)(9)	19	469,446	8,766	460,680	504,334	8,777	495,557	6.6%	9.9%	1.6	2.8
Preferred equity(7)(10)	8	295,768	—	295,768	241,141	—	241,141	9.3%	10.8%	7.3	7.7
Total / Weighted average	78	$2,478,784	$16,911	$2,461,873	$2,453,085	$16,869	$2,436,216	6.4%	7.8%	2.3	3.8
_________________________________________

(1)	Weighted average metrics weighted by book value at our share, except for cash coupon which is weighted by principal balance value at our share.

(2)	Book and principal value at our share represents the proportionate book and principal value based on our ownership by asset.

(3)	Represents the stated coupon on loans; for floating rate loans, assumes USD 1-month LIBOR, which was 2.26% as of September 30, 2018.

(4)
In addition to cash coupon, all-in unlevered yield includes non-cash payment in-kind interest income and the accrual of both extension and exit fees. All-in yield for the loan portfolio assumes the applicable floating benchmark rate as of September 30, 2018 for weighted average calculations.

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

(9)	Mezzanine loans include other subordinated loans.

(10)	Preferred equity balances include $57.0 million of book value at our share attributable to related equity participation interests.
The following table details our loan portfolio by rate-type as of September 30, 2018 (dollars in thousands):

		Book Value			Principal Balance			Unfunded Loan Commitments			Weighted Average(1)
	Number of loans	Book value	NCI	Book value at our share(2)	Principal balance	NCI	Principal balance at our share(2)	Unfunded loan commitments	NCI	Unfunded loan commitments at our share(2)	Spread to LIBOR	All-in unlevered yield(3)	Remaining term(4)	Extended remaining term(5)
Floating rate loans	53	$1,711,632	$16,750	$1,694,882	$1,705,947	$16,707	$1,689,240	$138,856	$667	$138,189	4.3%	6.7%	1.5	3.3
Fixed rate loans(6)	25	767,152	161	766,991	747,138	162	746,976	42,759	—	42,759	—%	10.2%	4.1	4.8
Total/ Weighted average	78	$2,478,784	$16,911	$2,461,873	$2,453,085	$16,869	$2,436,216	$181,615	$667	$180,948	—%	7.8%	2.3	3.8
_________________________________________

(1)	Weighted average metrics weighted by book value at our share, except for spread to LIBOR which is weighted by principal balance value at our share.

(2)	Book value at our share represents the proportionate book value, principal value, and unfunded loan commitments based on our ownership by asset.

(3)
In addition to cash coupon, all-in unlevered yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. All-in yield for the loan portfolio assumes the applicable floating benchmark rate as of September 30, 2018 for weighted average calculations.

(4)	Represents the remaining term in years based on the original maturity date or current extension maturity date of loans.

(5)	Represents the remaining term in years based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.

(6)	Includes preferred equity investments.

The following table details the types of properties securing our loan portfolio and geographic distribution as of September 30, 2018 (dollars in thousands):

Collateral property type	Book value	NCI	Book value at our share(1)	% of total
Office	$479,812	$2,773	$477,039	19.4%
Multifamily	324,868	—	324,868	13.2%
Industrial	150,271	—	150,271	6.1%
Hotel	868,679	7,346	861,333	35.0%
Retail	418,610	6,342	412,268	16.8%
Other(2)	236,544	450	236,094	9.5%
Total	$2,478,784	$16,911	$2,461,873	100.0%

Region	Book value	NCI	Book value at our share(1)	% of total
West	$1,240,554	$8,863	$1,231,691	50.0%
Northeast	487,689	2,391	485,298	19.7%
Southwest	188,113	797	187,316	7.6%
Southeast	346,457	3,111	343,346	14.0%
Midwest	139,180	1,749	137,431	5.6%
Europe	56,632	—	56,632	2.3%
Other(3)	20,159	—	20,159	0.8%
Total	$2,478,784	$16,911	$2,461,873	100.0%
_________________________________________

(1)	Book value at our share represents the proportionate book value based on our ownership by asset.

(2)	Other includes manufactured housing communities and commercial and residential development and predevelopment assets.

(3)	Other includes one non U.S. collateral asset.
The following charts illustrate the diversification of our loan portfolio based on interest rate category, property type, and geography as of September 30, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Interest Rate Category	Property Type

Geography

In March 2018, the borrower on our four NY hospitality loans with an unpaid principal balance of $260.2 million failed to make its interest payments. These four loans are secured by the same collateral. We placed the loans on non-accrual status and commenced discussions with the borrower to resolve the matter. Interest income is recognized on a cash basis. During the three months ended September 30, 2018, we received and recognized $1.5 million in interest income on the loans.
During the third quarter of 2018, discussions with the borrower did not progress as anticipated which has led to us exploring additional options for resolution. We prepared a weighted average probability analysis of potential resolutions, which included a recapitalization and earlier than expected receipt and sale of collateral. Based on this analysis, we recorded a $35.1 million provision for loan loss on the four NY hospitality loans during the third quarter of 2018.
CRE Debt Securities
The following table presents an overview of our CRE debt securities portfolio as of September 30, 2018 (dollars in thousands):

					Weighted Average(1)
CRE Debt Securities by ratings category(2)	Number of Securities	Book value	NCI	Book value at our share(3)	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
Investment grade rated	39	$206,835	$—	$206,835	3.2%	6.3%	7.8	BBB-
Non-investment grade rated	4	24,406	—	24,406	3.4%	11.9%	6.5	BB / B
“B-pieces” of CMBS securitization pools	10	141,987	—	141,987	4.5%	9.4%	5.6	—
Total/Weighted Average	53	$373,228	$—	$373,228	3.7%	7.9%	6.9	—
_________________________________________

(1)	Weighted average metrics weighted by book value at our share, except for cash coupon which is weighted by principal balance value at our share.

(2)	As of September 30, 2018, all CRE debt securities consisted of CMBS.

(3)	Book value at our share represents the proportionate book value based on our ownership by asset; at our share values for securitization assets are presented net of the impact from consolidation.
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

As of September 30, 2018, $2.3 billion, or 27.5%, of our assets were invested in real estate properties and our portfolio was 93.1% occupied. The following table presents our real estate property investments as of September 30, 2018 (dollars in thousands):

Property Type	Book value	NCI	Book value at our share(1)	% of total	Number of Properties	Number of Buildings	Total Square Feet	Units	Weighted average % leased	Weighted average lease term(2)	Total annualized base rent(3)
Net lease
Industrial	$773,908	$34,520	$739,388	34.6%	47	47	11,577,199	—	95%	9.9	$47,298
Office	494,886	—	494,886	23.2%	5	30	961,620	—	93%	9.6	25,486
Retail	63,977	—	63,977	3.0%	10	10	467,971	—	100%	5.8	5,704
Total net-lease	1,332,771	34,520	1,298,251	60.8%	62	87	13,006,790	—	95%	9.6	78,489

Other
Office	590,644	68,891	521,753	24.5%	16	33	2,600,882	—	89%	4.7	47,349
Multifamily	250,885	56,313	194,572	9.1%	6	107	—	3,721	92%	n/a	21,710
Hotel	119,656	278	119,378	5.6%	3	3	n/a	n/a	n/a	n/a	n/a
Total other	961,185	125,482	835,703	39.2%	25	143	2,600,882	3,721	90%	4.7	69,058

Total	$2,293,956	$160,002	$2,133,954	100.0%	87	230	15,607,672	3,721	93%	7.7	$147,547
__________________________________________

(1)	Book value at our share represents the proportionate book value based on our ownership by asset.

(2)
The calculation of weighted average lease term is based on leases in-place (defined as occupied and paying leases) as of September 30, 2018; assumes that no renewal options are exercised and is weighted by book value at our share.

(3)	Total annualized base rent is based on in-place leases at our share multiplied by 12, excluding straight-line adjustments and rent concessions as of September 30, 2018.

The following charts illustrate the diversification of our net lease real estate portfolio based on property type and geography as of September 30, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

The following charts illustrate the diversification of our other real estate portfolio based on property type and geography as of September 30, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

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
We define Core Earnings as U.S. GAAP net income (loss) attributable to our common stockholders (or, without duplication, the owners of the common equity of our direct subsidiaries, such as our OP) and excluding (i) non-cash equity compensation expense, (ii) the expenses incurred in connection with our formation, (iii) the incentive fee, (iv) acquisition costs from successful acquisitions, (v) depreciation and amortization, (vi) any unrealized gains or losses or other similar non-cash items that are included in net income for the current quarter, regardless of whether such items are included in other comprehensive income or loss, or in net income, (vii) one-time events pursuant to changes in U.S. GAAP and (viii) certain material non-cash income or expense items that in the judgment of management should not be included in Core Earnings. For clauses (vii) and (viii), such exclusions shall only be applied after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. Core Earnings reflects adjustments to U.S. GAAP net income to exclude impairment of real estate and provision for loan losses. Such impairment and losses may ultimately be realized, in part or full, upon a sale or monetization of the related investments and such realized losses would be reflected in Core Earnings.
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

The following table presents a reconciliation of net income (loss) attributable to our common stockholders and noncontrolling interest of the Operating Partnership to Core Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(52,703)	$21,252	$(41,409)	$67,087
Adjustments:
Net income attributable to noncontrolling interest of the Operating Partnership	(1,275)	—	(996)	—
Non-cash equity compensation expense	1,822	—	3,905	—
Transaction costs	406	—	32,927	—
Depreciation and amortization	30,956	2,646	74,111	7,603
Net unrealized loss (gain):
Impairment of operating real estate	29,378	—	29,378	—
Provision for loan losses	35,059	—	35,059	—
Other unrealized loss (gain)	921	—	(673)	—
Adjustments related to noncontrolling interests	(5,751)	—	(8,850)	—
Core Earnings attributable to Colony Credit Real Estate, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$38,813	$23,898	$123,452	$74,690
Core Earnings per share(1)	$0.30	$0.50	$1.02	$1.57
Weighted average number of common shares and OP units(1)	130,962	47,475	121,328	47,475
_________________________________________

(1)
We calculate core earnings per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For Core Earnings per share, we assume the 44.4 million shares of Class B-3 common stock and the 3.1 million OP units (held by members other than us or our subsidiaries) were outstanding prior to January 31, 2018 to reflect the standalone pre-merger financial information of the accounting acquirer. Following January 31, 2018, we assume approximately 131.0 million of shares of Class A common stock, Class B-3 common stock and OP units (held by members other than us or our subsidiaries) were outstanding. This results in a weighted average share count for the three and nine months ended September 30, 2018 of approximately 131.0 million and 121.3 million shares, respectively.

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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $400 million secured revolving credit facility, up to approximately $1.8 billion in secured revolving repurchase facilities, non-recourse securitization financing, commercial mortgages and other asset-level financing structures. In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan or securitization. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including through the use of hedges, as appropriate.

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	September 30, 2018	December 31, 2017
Debt-to-equity ratio(1)	0.8x	0.3x
_________________________________________

(1)	Represents (i) total outstanding secured debt less cash to (ii) total stockholders’ equity, in each case, at period end.
The following table presents our total sources of liquidity as of September 30, 2018 (dollars in thousands):

Total Sources of Corporate Liquidity
Cash and cash equivalents	$56,289
Bank credit facility availability	310,000
Total sources of corporate liquidity	$366,289
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
The following table presents a summary of our master repurchase facilities as of September 30, 2018 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$300,000	$143,400	4.6	LIBOR + 2.00%
Bank 2	200,000	49,492	0.8	LIBOR + 2.46%
Bank 3	500,000	425,311	2.6	LIBOR + 2.36%
Bank 7	500,000	90,855	3.6	LIBOR + 1.97%
Bank 8	250,000	44,084	2.7	LIBOR + 2.00%
Total Master Repurchase Facilities	1,750,000	753,142

CMBS Credit Facilities
Bank 1	35,540	35,540	(1)	LIBOR + 1.10%
Bank 6	143,636	143,636	(1)	LIBOR + 1.20%
Bank 3	—	—	—	—
Bank 4	—	—	—	—
Bank 5	—	—	—	—
Total CMBS Credit Facilities	179,176	179,176

Bank Credit Facility	400,000	90,000	4.3	LIBOR + 2.25%

Total Facilities	$2,329,176	$1,022,318
_________________________________________

(1)	The maturity dates on CMBS Credit Facilities are dependent upon asset type and will typically range from one to three months.
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

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2018	2017	Change
Operating activities	$59,855	$74,187	$(14,332)
Investing activities	(348,645)	228,700	(577,345)
Financing activities	319,919	(261,247)	581,166
Comparison of the Nine Months Ended September 30, 2018 to 2017
Operating Activities
Net cash provided by operating activities decreased $14.3 million from $74.2 million for the nine months ended September 30, 2017 to $59.9 million for the nine months ended September 30, 2018, primarily as a result of transaction costs paid in connection with the Combination.
Investing Activities
Net cash used in investing activities was $348.6 million for the nine months ended September 30, 2018, compared with net cash provided by investing activities of $228.7 million for the nine months ended September 30, 2017. Cash flows used in investing activities for the nine months ended September 30, 2018 primarily consist of acquisition, origination and funding of loans and preferred equity held for investment, net in the amount of $524.2 million, acquisition of and additions to real estate, related intangibles and leasing commissions in the amount of $408.5 million, investment in unconsolidated ventures in the amount of $72.9 million, acquisition of real estate securities, available for sale in the amount of $52.6 million, and deposit on investments in the amount of $28.7 million, partially offset by repayment on loans and preferred equity held for investment in the amount of $414.1 million, cash received in the Combination in the amount of $225.2 million, and distributions in excess of cumulative earnings from unconsolidated ventures in the amount of $82.1 million.
Financing Activities
Net cash provided by financing activities was $319.9 million for the nine months ended September 30, 2018, compared with net cash used in financing activities of $261.2 million for the nine months ended September 30, 2017. Cash flows provided by financing activities for the nine months ended September 30, 2018 primarily consist of borrowings from credit facilities in the amount of $920.8 million and borrowings from mortgage notes in the amount of $245.0 million, partially offset by repayment of credit facilities in the amount of $547.4 million, distributions paid on common stock in the amount of $132.8 million, repayment of securitization bonds in the amount of $108.2 million, and repayment of mortgage notes in the amount of $43.2 million.
Contractual Obligations, Commitments and Contingencies of the Company
The following table sets forth the known contractual obligations of the Company on an undiscounted basis. This table excludes obligations of the Company that are not fixed and determinable, including the Management Agreement (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$112,344	$5,149	$10,297	$96,898	$—
Secured debt(2)	2,828,982	529,510	718,816	212,920	1,367,736
Securitization bonds payable(3)	83,943	83,943	—	—	—
Ground lease obligations(4)	13,747	2,821	5,557	3,477	1,892
	3,039,016	$621,423	$734,670	$313,295	$1,369,628
Lending commitments(5)	138,740
Total	$3,177,756
_________________________________________

(1)
Future interest payments were estimated based on the applicable index at September 30, 2018 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the final maturity date of February 2023.

(2)
Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at September 30, 2018.

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

Guarantees and Off-Balance Sheet Arrangements
As of September 30, 2018, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 5, “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
We believe that events in the financial markets from time to time have created and will create significant dislocation between price and intrinsic value in certain asset classes as well as a supply and demand imbalance of available credit to finance these assets. While taking advantage of such market opportunities, our existing investments may be directly or indirectly impacted by such events. We believe that our Manager’s in-depth understanding of CRE and real estate-related investments, and in-house underwriting, asset management and resolution capabilities, provides the Company and management with a sophisticated full-service value-add platform to regularly evaluate our investments and determine primary, secondary or alternative disposition strategies. This includes intermediate servicing and complex and create negotiations, restructuring of non-performing investments, foreclosure considerations, intense management or development of owned real estate, in each case to reposition and achieve optimal value realization for the Company and its stockholders. Depending on the nature of the underlying investment, we may pursue repositioning strategies through judicious capital contributions in order to extract maximum value from the investment or recognize unanticipated losses to reinvest resulting liquidity in higher-yielding performing investments.

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
For each asset that we acquire, our Manager’s asset management team engages in active management of the asset, the intensity of which depends on the attendant risks. The asset manager works collaboratively with the underwriting team to formulate a strategic plan for the particular asset, which includes evaluating the underlying collateral and updating valuation assumptions to reflect changes in the real estate market and the general economy. This plan also generally outlines several strategies for the asset to extract the maximum amount of value from each asset under a variety of market conditions. Such strategies may vary depending on the type of asset, the availability of refinancing options, recourse and maturity, but may include, among others, the restructuring of non-performing or sub-performing loans, the negotiation of discounted pay-offs or other modification of the terms governing a loan, and the foreclosure and management of assets underlying non-performing loans in order to reposition them for profitable disposition. Our Manager and its affiliates will continuously track the progress of an asset against the original business plan to ensure that the attendant risks of continuing to own the asset do not outweigh the associated rewards. Under these circumstances, certain assets will require intensified asset management in order to achieve optimal value realization.
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
Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The carrying values of our investments represent their depreciated historical cost bases or, for investments that have been previously impaired, their fair values or net realizable values. Such amounts are based upon our current reasonable assumptions about the highest and best use of our investments and our intent and ability to hold them for a reasonable period that would allow for the recovery of our carrying values. If such assumptions change and we shorten our expected hold period, we may be required to record impairment losses to adjust our carrying values to fair value or fair value less cost to sell.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our primary market risks are interest rate risk, prepayment risk, extension risk, credit risk, real estate market risk, capital market risk and foreign currency risk, either directly through the assets held or indirectly through investments in unconsolidated ventures.
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
As of September 30, 2018, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would increase interest income by $7.1 million annually, net of interest expense.
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
Foreign Currency Risk
We have foreign currency rate exposures related to our foreign currency-denominated investments held by our foreign subsidiaries. Changes in foreign currency rates can adversely affect the fair values and earning of our non-U.S. holdings. We generally mitigate this foreign currency risk by utilizing currency instruments to hedge our net investments in our foreign subsidiaries. The type of hedging instruments that we employ on our foreign subsidiary investments are forwards.
At September 30, 2018, we had approximately NOK 951.2 million and €48.6 million or a total of $173.2 million, in net investments in our European subsidiaries. A 1% change in these foreign currency rates would result in a $1.7 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiaries.
A summary of the foreign exchange contracts in place at September 30, 2018, including notional amount and key terms, is included in Note 16 to the consolidated financial statements. The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at September 30, 2018, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level such that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A.    Risk Factors
Except as described below, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC on March 23, 2018.
Risk Related to Our Foreign Investments
Our investments that are not denominated in U.S. dollars subject us to currency rate exposure and may adversely impact our status as a REIT.
We have investments in triple net leases, other real estate investments and loans that are denominated in euros and the Norwegian kroner, and may in the future have investments denominated in other foreign currencies, which expose us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A change in foreign currency exchange rates may have an adverse impact on the valuation of our equity in foreign investments and loans denominated in currencies other than the U.S. dollar. We may not be able to successfully hedge the foreign currency exposure and may incur losses on these investments as a result of exchange rate fluctuations.
In addition, changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.
We are subject to additional risks from our international investments.
We may purchase real estate investments located internationally or make loans secured by real estate located internationally. These investments may be affected by factors particular to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments are subject to risk, including the following risks:

•	the burden of complying with multiple and potentially conflicting foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such environmental laws;

•
existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources could be subject to foreign taxes and withholding taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions; and

•
the potential difficulty of enforcing our contractual rights, including in perfecting our security interests, collecting accounts receivable, foreclosing on secured assets and protecting our interests as a creditor in bankruptcies in certain geographic regions.

Each of these risks might adversely affect our performance and impair our ability to make distributions to our stockholders required to qualify and remain qualified as a REIT. In addition, there is generally less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with U.S. GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from our investments necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.

Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency, given the diverse economic and political circumstances in individual Eurozone countries and in recent declines and volatility in the value of the euro. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be uncertain. Such uncertainty would extend to among other things, whether obligations previously expressed to be owed and payable in euros would be re-denominated in a new currency, what laws would govern and the courts of which country would have jurisdiction. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of our euro-denominated assets and obligations.
In addition, increased uncertainty in the wake of the “Brexit” referendum in the United Kingdom in June 2016, in which the majority of voters voted in favor of an exit from the European Union, has resulted in an increase in volatility in the global financial markets. Uncertainty about global or regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news, and declines in income or asset values, which could adversely affect the availability of financing, our business and our results of operations.
Inflation in foreign countries, along with government measures to curb inflation, may have an adverse effect on our investments.
Certain countries have in the past experienced extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about possible future governmental measures to be adopted, has had significant negative effects on these international economies in the past and this could occur again in the future. The introduction of governmental policies to curb inflation can have an adverse effect on our business. High inflation in the countries in which we purchase real estate or make other investments could increase our expenses and we may not be able to pass these increased costs on to our tenants.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchase of Equity Securities
During the nine months ended September 30, 2018, we did not repurchase any shares of our common stock.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable
Item 5.    Other Information
On October 23, 2018, we terminated the following agreements, among others, in connection with entering into that certain Master Repurchase Agreement, dated as of October 23, 2018, by and among DB LOAN NT-II, LLC, CLNC Credit 5, LLC and Deutsche Bank AG, Cayman Islands Branch and that certain Guaranty, made as of October 23, 2018, by the OP for the benefit of Deutsche Bank AG, Cayman Islands Branch: (i) the Master Repurchase Agreement, dated as of March 11, 2013, by and among NS Income DB Loan, LLC and Deutsche Bank AG, Cayman Islands Branch (the “Repurchase Agreement”), (ii) the First Amendment to the Repurchase Agreement, dated as of October 8, 2013, by and among NS Income DB Loan, LLC and Deutsche Bank AG, Cayman Islands Branch, and acknowledged and agreed to by NS Income DB Loan Member, LLC, (iii) the Second Amendment to the Repurchase Agreement, dated as of January 6, 2016, by and among NS Income DB Loan, LLC, NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP and Deutsche Bank AG, Cayman Islands Branch, and acknowledged and agreed to by NS Income DB Loan Member, LLC, (iv) the Third Amendment to the Repurchase Agreement, dated as of January 31, 2018, by and between NS Income DB Loan, LLC and Deutsche Bank AG, Cayman Islands Branch, and acknowledged and agreed to by Credit RE Operating Company, LLC and NS Income DB Loan Member, LLC and (v) the Amended and Restated Guaranty, made as of January 31, 2018, by Credit RE Operating Company, LLC for the benefit of Deutsche Bank AG, Cayman Islands Branch.
The Repurchase Agreement provided, and the Master Repurchase Agreements provides, up to $200.0 million to finance the Company’s lending activities. The OP guaranteed the payment and performance obligations under the Repurchase Agreement and similarly guarantees the obligations under the Master Repurchase Agreement.

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
Articles of Amendment and Restatement of Colony Credit Real Estate, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018

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
The following materials from the Colony Credit Real Estate, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Equity (unaudited) for the nine months ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 9, 2018

COLONY CREDIT REAL ESTATE, INC.

By:	/s/ Kevin P. Traenkle
Kevin P. Traenkle
Chief Executive Officer and President and Director
(Principal Executive Officer)

By:	/s/ Neale W. Redington
Neale W. Redington
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Accounting Officer (Principal Accounting Officer)