Form 10-K
period 2018-12-31
Colony Credit Real Estate, Inc.
filed 2019-03-01
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes  ☒ No  ☐
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐ Emerging growth company ☐
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
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, was approximately $1.71 billion. As of February 26, 2019, Colony Credit Real Estate, Inc. had 127,809,820 shares of Class A common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
This Annual Report on Form 10-K of Colony Credit Real Estate, Inc., a Maryland corporation (the “Company”), includes the financial statements and other financial information of (i) the Company and (ii) the Company’s accounting predecessor, which are investment entities in which Colony Capital Operating Company, LLC (“CLNY OP”) or its subsidiaries owned interests ranging from approximately 38% to 100% and that were contributed to the Company on January 31, 2018 in connection with the closing of the Combination (as defined below) and certain intercompany balances between those entities and CLNY OP or its subsidiaries (the “CLNY Investment Entities”).
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

i

COLONY CREDIT REAL ESTATE, INC.
FORM 10-K

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and contingencies, many of which are beyond our control, and may cause actual results to differ significantly from those expressed in any forward-looking statement. Among others, the following uncertainties and other factors could cause actual results to differ from those set forth in the forward-looking statements:

•	operating costs and business disruption may be greater than expected;

•	the fair value of our investments may be subject to uncertainties;

•	changes in market and economic conditions may adversely impact the commercial real estate sector and our investments;

•	our use of leverage could hinder our ability to make distributions and may significantly impact our liquidity position;

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
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I
Item 1. Business
Our Company
References to “we,” “us,” “our,” or the “Company” refer to Colony Credit Real Estate, Inc., a Maryland corporation, together with its consolidated subsidiaries, unless the context specifically requires otherwise. References to the “OP” refer to Credit RE Operating Company, LLC, a Delaware limited liability company, the operating company of the Company. References to “Colony Capital” refers to Colony Capital, Inc. a Maryland corporation, and its subsidiaries.
We are a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE senior mortgage loans, mezzanine loans, preferred equity, debt securities and net leased properties predominantly in the United States. We are focused on consistently providing attractive risk-adjusted returns to our stockholders primarily through cash distributions and the preservation of invested capital, and secondarily through capital appreciation. The real estate credit markets continually evolve, and we believe the 27-year track record of Colony Capital and its affiliates of successfully investing across the real estate capital structure uniquely positions us to produce attractive returns across a variety of market conditions and economic cycles.
We are externally managed by a subsidiary of Colony Capital, a NYSE-listed global real estate and investment management firm with over $22 billion of total consolidated assets and over $43 billion of assets under management. Immediately upon completion of the Combination (as defined below) and related transactions, Colony Capital owned approximately 37% of our common equity on a fully diluted basis, evidencing a strong alignment of interests between Colony Capital and our stockholders.
Our Formation Transactions
On January 31, 2018, we completed a combination of a select portfolio of Colony Capital Operating Company, LLC (“CLNY OP”) assets and liabilities (the “CLNY OP Contributed Entities”), a select portfolio of assets and liabilities of NRF RED REIT Corp. (“RED REIT”), a Maryland corporation and indirect subsidiary of CLNY OP (the “RED REIT Contributed Entities”), substantially all of the assets and liabilities of NorthStar Real Estate Income Trust, Inc., a Maryland corporation (“NorthStar I”), and all of the assets and liabilities of NorthStar Real Estate Income II, Inc., a Maryland corporation (“NorthStar II”) (collectively, the “Combination”). The Combination consisted of the following steps:

•
CLNY OP, together with one or more of its subsidiaries, contributed to us and our operating company the CLNY OP Contributed Entities and the RED REIT Contributed Entities, with CLNY OP receiving approximately 44.4 million shares of the Company’s Class B-3 common stock and RED REIT receiving approximately 3.1 million common membership units in the OP (“OP Units”);

•
NorthStar I merged with and into the Company with the Company as the surviving corporation (the “NorthStar I Merger”), with stockholders of NorthStar I (including Colony Capital and its affiliates) receiving approximately 42.1 million shares of our Class A common stock in exchange for outstanding shares of NorthStar I common stock as a result of the NorthStar I Merger in an all-stock transaction;

•
NorthStar II merged with and into the Company with the Company as the surviving corporation (the “NorthStar II Merger” and, together with the NorthStar I Merger, the “Mergers”), with stockholders of NorthStar II (including Colony Capital and its affiliates) receiving approximately 40.4 million shares of our Class A common stock in exchange for the outstanding shares of NorthStar II common stock as a result of the NorthStar II Merger in an all-stock transaction; and

•
We contributed to our operating company (i) the CLNY OP Contributed Entities, (ii) the equity interests of NorthStar Real Estate Income Trust Operating Partnership, LP (“NorthStar I OP”), a Delaware limited partnership and the operating partnership of NorthStar I, and (iii) the equity interests of NorthStar Real Estate Income Operating Partnership II, LP (“NorthStar II OP”), a Delaware limited partnership and the operating partnership of NorthStar II, and in connection with that transaction we received approximately 126.9 million OP Units.

As a result of the Combination, we assumed substantially all of the outstanding assets and liabilities of NorthStar I, all of the assets and liabilities of NorthStar II, the assets and liabilities of the CLNY OP Contributed Entities and the assets and liabilities of the RED REIT Contributed Entities. We conduct substantially all of our business through the OP. The Company owns 97.6% of the outstanding OP Units in the OP.
Our Relationship with Our Manager and Colony Capital
We are externally managed by our manager, CLNC Manager, LLC (our “Manager”). Our Manager is a subsidiary of Colony Capital and benefits from the expertise and resources of Colony Capital. Colony Capital and its predecessors have a 27-year track record and have made over $100 billion of investments. Colony Capital’s senior management team has a long track record and extensive experience managing and investing in our target assets and other real estate-related investments through a variety of credit cycles and market conditions. Colony Capital’s global footprint and corresponding network provides its investment and asset management teams with proprietary market knowledge, exceptional sourcing capabilities and the local presence required to identify, execute and manage complex transactions, although Colony Capital and its predecessors have not been immune to national and local economic trends that are unrelated to its management of assets. Colony Capital’s successful history of external management includes its previous management of Colony Financial, Inc. (“Colony Financial”), an externally managed commercial mortgage REIT listed on the NYSE and focused on secondary loan acquisitions, high-yielding originations and real estate equity, its current management of NorthStar Realty Europe Corp. (“NorthStar Europe”), a publicly traded REIT listed on the NYSE and focused on European CRE with over $1 billion in assets, and its management of various non-traded REITs (previously including NorthStar I and NorthStar II) and registered investment companies with in excess of $3 billion of equity commitments.
Colony Capital is headquartered in Los Angeles, California, with over 400 employees in 17 locations in ten countries, with key offices in New York, Paris and London. Its operations are broad and diverse and include the management of real estate, both owned and on behalf of a diverse set of institutional and individual investors. Colony Capital has a highly experienced management team of diverse backgrounds with a demonstrated track record of success at asset managers and investment firms, private investment funds, investment banks and other financial service companies, which provides an enhanced perspective for managing our portfolio. Kevin P. Traenkle, a 25-year veteran of Colony Capital, serves as our Chief Executive Officer and President, and Neale W. Redington, a 10-year veteran of Colony Capital, serves as our Chief Financial Officer and Treasurer. In addition, supporting our business, David A. Palamé, a 12-year veteran of Colony Capital, serves as our General Counsel and Secretary, and Frank V. Saracino, a three-year veteran of Colony Capital, serves as our Chief Accounting Officer.
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
Our operating segments include the loan portfolio, CRE debt securities, net leased real estate, other, and corporate. Our target assets, as more fully described below, are included in different operating segments. Senior mortgage loans, mezzanine loans and preferred equity are included in the loan portfolio segment. Refer to Note 19, “Segment Reporting” in Item 15. “Exhibits and Financial Statement Schedules” for further discussion of our operating segments.
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
Our Portfolio
As of December 31, 2018, our portfolio consisted of 160 investments representing approximately $8.4 billion in book value (excluding cash, cash equivalents and certain other assets). Our loan portfolio consisted of 76 senior mortgage loans, mezzanine loans and preferred equity investments and had a weighted average cash coupon of 6.6% and a weighted average all-in unlevered yield of 8.3%. Our CRE debt securities portfolio had a weighted average cash coupon of 3.8%. Our owned real estate portfolio (including net lease and other real estate) consisted of approximately 16.1 million total square feet of space and the total annualized base rent of that portfolio was approximately $135.0 million (based on leases in place as of December 31, 2018).
As of December 31, 2018, our portfolio consisted of the following investments (dollars in thousands):

Asset	Count	Book value	Noncontrolling interest(1)	Book value at our share(2)
Senior mortgage loans(3)(4)	50	$2,026,394	$7,449	$2,018,945
Mezzanine loans(3)(5)	18	437,789	161	437,628
Preferred equity(3)(6)	8	298,500	—	298,500
CMBS(7)	53	371,227	—	371,227
Mortgage loans held in securitization trusts(7)	—	2,973,936	—	2,973,936
Owned real estate-Net lease(8)	12	1,301,314	34,490	1,266,824
Owned real estate-Other(8)(9)	13	792,444	108,127	684,317
Private equity interests	6	160,851	—	160,851
Total	160	$8,362,455	$150,227	$8,212,228
_________________________________________

(1)	Noncontrolling interest (“NCI”) represent interests in assets held by third party partners.

(2)	Book value at our share represents the proportionate book value based on our ownership by asset; book values at our share for securitization assets are net of the accounting impact from consolidation.

(3)	Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying investment is in a loan or preferred equity.

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

(5)	Mezzanine loans include other subordinated loans.

(6)	Preferred equity balances include $57.1 million of book value at our share attributable to related equity participation interests.

(7)
Mortgage loans held in securitization trusts includes $3.1 billion of book value assets in three securitization trusts in which we own the controlling class of securities and therefore consolidate. The consolidated liabilities related to these consolidated assets are $3.0 billion. The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by the securitization trusts was $143.0 million as of December 31, 2018 and approximates the fair value of our underlying investments in the subordinate tranches of the securitization trusts.

(8)	Owned real estate - net lease and owned real estate - other include deferred leasing costs and intangible assets.

(9)	Owned real estate - other consists of multi-tenant office, multifamily residential and hotel assets.

The following charts illustrate the diversification of our portfolio (not including CMBS, mortgage loans held in securitization trusts, and private equity interests) based on investment type, underlying property type, and geography, as of December 31, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

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

(2)	Mezzanine loans include other subordinated loans.

(3)	Preferred equity balances include $57.1 million of book value at our share attributable to related equity participation interests.

(4)	Other includes: (i) manufactured housing communities, (ii) commercial and residential development and predevelopment and (iii) mixed-use assets.

(5)	Other includes one collateral asset located in Latin America.
Underwriting Process
We use a rigorous investment and underwriting process that has been developed and utilized by our Manager’s and its affiliates’ senior management teams leveraging their extensive commercial real estate expertise over many years and real estate cycles. The underwriting process focuses on some or all of the following factors designed to ensure each investment is evaluated appropriately: (i) macroeconomic conditions that may influence operating performance; (ii) fundamental analysis of underlying real estate, including tenant rosters, lease terms, zoning, necessary licensing, operating costs and the asset’s overall competitive position in its market; (iii) real estate market factors that may influence the economic performance of the investment, including leasing conditions and overall competition; (iv) the operating expertise and financial strength and reputation of a tenant, operator, partner or borrower; (v) the cash flow in place and projected to be in place over the term of the investment and potential return; (vi) the appropriateness of the business plan and estimated costs associated with tenant buildout, repositioning or capital improvements; (vii) an internal and third-party valuation of a property, investment basis relative to the competitive set and the ability to liquidate an investment through a sale or refinancing; (viii) review of third-party reports including appraisals, engineering and environmental reports; (ix) physical inspections of properties and markets; (x) the overall legal structure of the investment, contractual implications and the lenders’ rights; and (xi) the tax and accounting impact.
The following section describes the major CRE asset classes in which we may invest and actively manage to maximize value and to protect capital.

Loan Portfolio
Our loan portfolio consists of senior mortgage loans, mezzanine loans and preferred equity interests, some of which have equity participation interests.
The following table provides a summary of our loan portfolio as of December 31, 2018 (dollars in thousands):

				Weighted Average(1)
Asset	Count	Book value	Principal balance	Cash Coupon(2)	All-in unlevered yield(3)	Remaining term(4)	Extended remaining term(5)
Senior loans(6)(7)	50	$2,026,394	$2,041,235	6.2%	7.5%	1.8	3.7
Mezzanine loans(6)(8)	18	437,789	526,380	6.7%	10.7%	1.8	3.2
Preferred equity(6)(9)	8	298,500	242,974	9.9%	10.8%	7.1	7.5
Total / Weighted average	76	$2,762,683	$2,810,589	6.6%	8.3%	2.4	4.0
_________________________________________

(1)
Weighted average metrics weighted by book value at our share, except for cash coupon which is weighted by principal balance value at our share. Book and principal balances at share exclude $7.6 million of NCI. See the table located above in “Our Portfolio” for further information.

(2)	Represents the stated coupon on loans; for floating rate loans, assumes USD 1-month London Interbank Offered Rate (“LIBOR”), which was 2.50% as of December 31, 2018.

(3)
In addition to cash coupon, all-in unlevered yield includes non-cash payment in kind interest income and the accrual of both extension and exit fees. All-in yield for the loan portfolio assumes the USD 1-month LIBOR rate as of December 31, 2018 for weighted average calculations.

(4)	Represents the remaining term based on the current contractual maturity date of loans.

(5)	Represents the remaining term based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.

(6)	Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying investment is in a loan or preferred equity.

(7)
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

(8)	Mezzanine loans include other subordinated loans.

(9)	Preferred equity balances include $57.1 million of book value at our share attributable to related equity participation interests.
The following table details our loan portfolio by rate-type as of December 31, 2018 (dollars in thousands):

					Weighted Average(1)
	Number of loans	Book value	Principal balance	Unfunded loan commitments	Spread to LIBOR	All-in unlevered yield(2)	Remaining term(3)	Extended remaining term(4)
Floating rate loans	49	$1,787,011	$1,840,825	$123,968	4.3%	6.6%	1.7	3.6
Fixed rate loans(5)	27	975,672	969,764	35,050	—%	11.4%	3.5	4.7
Total/ Weighted average	76	$2,762,683	$2,810,589	$159,018	—%	8.3%	2.4	4.0
_________________________________________

(1)
Weighted average metrics weighted by book value at our share, except for spread to LIBOR which is weighted by principal balance value at our share. Book and principal balances at share exclude $7.6 million of NCI. See the table located above in “Our Portfolio” for further information.

(2)
In addition to cash coupon, all-in unlevered yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. For weighted average calculations, all-in yield for the loan portfolio assumes the USD 1-month LIBOR as of December 31, 2018, which was 2.50%.

(3)	Represents the remaining term in years based on the original maturity date or current extension maturity date of loans.

(4)	Represents the remaining term in years based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.

(5)	Includes preferred equity investments.

The following table details the types of properties securing our loan portfolio and geographic distribution as of December 31, 2018 (dollars in thousands):

Collateral property type	Book value	% of total
Office	$763,419	27.6%
Multifamily	425,741	15.4%
Industrial	150,498	5.5%
Hotel	860,834	31.2%
Retail	337,245	12.2%
Other(1)	224,946	8.1%
Total	$2,762,683	100.0%

Region	Book value	% of total
West	$1,510,928	54.7%
Northeast	405,033	14.7%
Southwest	207,644	7.5%
Southeast	259,181	9.4%
Midwest	127,914	4.6%
Europe	231,630	8.4%
Other(2)	20,353	0.7%
Total	$2,762,683	100.0%
_________________________________________

(1)	Other includes manufactured housing communities and commercial and residential development and predevelopment assets.

(2)	Other includes one non-U.S. collateral asset.
The following charts illustrate the diversification of our loan portfolio based on interest rate category, property type, and geography as of December 31, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Interest Rate Category	Property Type

Geography

_________________________________________

(1)	Other includes manufactured housing communities and commercial and residential development and predevelopment assets.

(2)	Other includes one non-U.S. collateral asset.
In March 2018, the borrower on our four NY hospitality loans failed to make all required interest payments. These four loans are secured by the same collateral. We placed the loans on non-accrual status and commenced discussions with the borrower to resolve the matter. Interest income was recognized on a cash basis. During the year, we recognized $3.4 million in interest income on the loans.
During the third quarter of 2018, discussions with the borrower did not progress as anticipated which led to us exploring additional options for resolution. We prepared a weighted average probability analysis of potential resolutions, which included a recapitalization and earlier than expected receipt and sale of collateral. Based on this analysis, we recorded a $35.1 million provision for loan loss on the four NY hospitality loans during the third quarter of 2018.
During the fourth quarter of 2018, the borrower entered into a listing agreement with a real estate brokerage firm and as a result, we believe sale of the underlying collateral and repayment of the four loans from the sales proceeds is the most likely outcome. As such, we recorded an additional $18.8 million of provision for loan loss on the four NY hospitality loans in 2018 to reflect the estimated proceeds to be received from the borrower following the sale.
At December 31, 2018 and 2017, there was one mezzanine loan previously modified in a troubled debt restructuring (“TDR”) with carrying value before allowance for loan losses of $28.6 million. The loan had been modified in 2015. We also have three other loans with a combined carrying value before provision for loan losses of $108.5 million that are cross-collateralized with the TDR loan to the same borrower. Two loans matured in November 2017 and were in default at both December 31, 2018 and 2017, while the third loan matured in October 2018 and was in default at December 31, 2018. All four loans are cross-collateralized with 28 office, retail, multifamily and industrial properties.
In February 2018, the borrower entered into a forbearance agreement with us to allow both parties to review the exit strategy. The forbearance agreement was terminated by us in August 2018 when it became clear that the borrower would not complete its exit strategy. We commenced foreclosure proceedings under the mezzanine loan to take control of the 28 cross-collateralized properties, which was completed in January 2019. As such, we recorded a $31.7 million provision for loan loss on the four loans to reflect the estimated fair value of the collateral. We recorded an additional $5.1 million of provision for loan loss associated with a receivable for operating expenses paid by us on the borrower’s behalf during the year ended December 31, 2018. To improve the operating performance of the 28 properties, we have engaged new property managers, working under the perpetual oversight of our asset management team.
During the fourth quarter of 2018, two separate borrowers on three of our regional mall loans with unpaid principal balances of $29.9 million, $26.5 million, and $7.0 million, respectively, notified us of the potential loss of anchor tenants. Following this notification, we concluded that foreclosure or sale of the underlying collateral and repayment for each of these loans is the most likely outcome. As such, we recorded a provision for loan loss of $8.0 million, $8.8 million and $7.0 million respectively, to reflect the estimated fair value of the collateral. We have commenced foreclosure proceedings on two of the three loans collateralized by one of the regional malls with unpaid principal balances totaling $36.9 million. We have been and are continuing to sweep all cash from the operations of the two regional malls.
CRE Debt Securities
The following table presents an overview of our CRE debt securities portfolio as of December 31, 2018 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category(2)	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
Investment grade rated	39	$203,212	3.2%	6.3%	7.6	BBB-
Non-investment grade rated	4	24,972	3.3%	11.9%	6.2	BB / B
“B-pieces” of CMBS securitization pools	10	143,043	4.5%	7.5%	5.4	—
Total/Weighted Average	53	$371,227	3.8%	7.2%	6.6	—
_________________________________________

(1)	Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.

(2)	As of December 31, 2018, all CRE debt securities consisted of CMBS.
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
As of December 31, 2018, $2.1 billion, or 25.0%, of our assets were invested in real estate properties and our portfolio was 92.7% occupied. The following table presents our real estate property investments as of December 31, 2018 (dollars in thousands):

Property Type	Book value	NCI	Book value at our share(1)	% of total	Number of Properties	Number of Buildings	Total Square Feet	Units	Weighted average % leased	Weighted average lease term(2)	Total annualized base rent(3)
Net lease
Industrial	$774,850	$34,490	$740,360	38.0%	47	47	11,577,199	—	96%	9.9	$47,523
Office	463,097	—	463,097	24.0%	5	30	2,132,616	—	93%	9.2	27,036
Retail	63,367	—	63,367	3.0%	10	10	467,971	—	100%	5.5	5,398
Total net-lease	1,301,314	34,490	1,266,824	65.0%	62	87	14,177,786	—	95%	9.4	79,958

Other
Office	421,921	50,832	371,089	19.0%	14	14	1,882,714	—	87%	4.3	32,163
Multifamily	252,475	57,019	195,456	10.0%	6	107	—	3,721	91%	n/a	22,867
Hotel	118,048	276	117,772	6.0%	3	3	n/a	n/a	n/a	n/a	n/a
Total other	792,444	108,127	684,317	35.0%	23	124	1,882,714	3,721	89%	4.3	55,030

Total	$2,093,758	$142,617	$1,951,141	100.0%	85	211	16,060,500	3,721	93%	7.6	$134,988
__________________________________________

(1)	Book value at our share represents the proportionate book value based on our ownership by asset.

(2)
The calculation of weighted average lease term is based on leases in-place (defined as occupied and paying leases) as of December 31, 2018; assumes that no renewal options are exercised and is weighted by book value at our share.

(3)	Total annualized base rent is based on in-place leases at our share multiplied by 12, excluding straight-line adjustments and rent concessions as of December 31, 2018.
The following charts illustrate the concentration of our net lease real estate portfolio based on property type and geography as of December 31, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

The following charts illustrate the diversification of our other real estate portfolio based on property type and geography as of December 31, 2018 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

Our Competitive Strengths
We believe that we distinguish ourselves from other CRE finance and investment companies in a number of ways, including the following:
Large diversified portfolio.
We are one of the largest publicly traded CRE credit/mortgage REITs. Our portfolio is composed of a diverse set of CRE assets across the capital stack, including senior mortgage loans, mezzanine loans, preferred equity, debt securities, net leased properties and other real estate equity investments, all of which have been underwritten and asset managed by Colony Capital (or its affiliates and predecessors). We believe that the scale of our portfolio gives us a competitive advantage by providing us with significant portfolio diversification, economies of scale and advantageous access to capital.
Nimble and differentiated investment strategy.
We focus on originating, acquiring, financing and managing CRE senior mortgage loans, mezzanine loans, preferred equity, debt securities and net leased properties. Our investment strategy is dynamic and flexible, enabling us to adapt to shifts in economic, real estate and capital market conditions and to exploit market inefficiencies, as demonstrated by Colony Capital’s 27-year history. This flexible investment strategy will allow us to employ a customized, solutions-oriented approach to investment, which we believe is attractive to our borrowers and tenants and which will allow us to deploy capital across a broader opportunity set.
Relationship with Colony Capital.
We believe that our affiliation with Colony Capital, through our Manager, provides us with a number of competitive advantages, including:

•
Seasoned Management Team. Colony Capital’s highly experienced senior management team consists of real estate professionals from diverse CRE backgrounds. The Colony Capital team works seamlessly with our senior management team, which is led by Kevin P. Traenkle and Neale W. Redington. Messrs. Traenkle and Redington, as well as other members of our management team, have significant CRE experience through multiple real estate cycles and have been extensively involved in the investment and management of our predecessors’ portfolio of credit assets, including our initial portfolio.

•
Colony Capital Has a Substantial Equity Stake In Us. Colony Capital owns approximately 37% of our common equity, on a fully diluted basis, evidencing a strong alignment of interests between Colony Capital and our stockholders. As a result, Colony Capital derives a substantial amount of value from its investment in us through our stock performance and the distributions that we expect to make.

•
Extensive Sourcing Capabilities. Colony Capital has access to extensive relationships with borrowers and intermediaries, expertise in identifying, evaluating and structuring real estate investments across the capital stack in different market conditions, and real-time information on markets in which it owns and operates real estate assets. Colony Capital and its predecessors have a 27-year track record and have made over $100 billion of investments throughout economic cycles by focusing on opportunities that were often overlooked by or unavailable to other investors. This experience will help us identify market trends and conditions to deploy capital successfully and provide us with access to proprietary investment opportunities.

•
Disciplined Underwriting and Asset Selection. Colony Capital’s fully integrated in-house operating platform has extensive experience underwriting, conducting due diligence and valuing real estate and real estate-related assets. The foundation of this underwriting platform is Colony Capital’s credit-oriented culture and its in-depth, asset level evaluation of each investment opportunity using rigorous quantitative and qualitative analysis. We believe that these tools provide us with an advantage relative to many of our competitors and enable Colony Capital to better identify attractive investment opportunities and assess the performance, risk and returns that we should expect from any particular investment.

•
Robust Asset Management Capabilities. Colony Capital maintains best-in-class asset management and risk management capabilities. We expect Colony Capital to maximize the value of our invested capital and create potential capital appreciation opportunities through active management of our portfolio. The senior personnel of Colony Capital and its affiliates are highly experienced in loan, securities and real estate asset management, and have been successful in formulating and executing various asset management strategies through a variety of economic cycles and in complex capital structures. We are able to draw on the experience of Colony Capital’s dedicated asset management professionals, who, in collaboration with the investments team, will formulate a strategic plan to extract the maximum amount of value from each investment through, among other things, repositioning, restructuring, intensive management and, when appropriate, enforcing our rights and remedies.

•
Public Company and REIT Management Experience. Colony Capital and its predecessors have a successful track record managing publicly registered investment platforms, including Colony Financial, which was an externally managed NYSE-listed commercial mortgage REIT with an investment strategy similar to ours, focused on high-yielding loan originations and acquisitions and real estate equity before consummating a business combination and management internalization transaction with Colony Capital, LLC in April 2015. In addition, Colony Capital currently manages other publicly traded REITs, non-traded REITs and registered investment companies, including NYSE-listed NorthStar Europe and previously managed NorthStar I and NorthStar II prior to the Combination. Through the management of these companies, Colony Capital has developed significant expertise in operating publicly registered companies, including public company reporting, internal controls and risk management, legal and regulatory compliance (including REIT and Investment Company Act compliance), stock exchange requirements, operations, financing and accessing the capital markets.

Our Financing Strategy
We have a multi-pronged financing strategy that includes an up to $560 million secured revolving credit facility, up to approximately $2.1 billion in secured revolving repurchase facilities, non-recourse securitization financing, commercial mortgages and other asset-level financing structures. In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan or securitization. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including through the use of hedges, as appropriate.
Leverage Policies
While we limit our use of leverage and believe we can achieve attractive yields on an unleveraged basis, we may use prudent amounts of leverage to increase potential returns to our stockholders and/or to finance future investments. Given current market conditions, to the extent that we use borrowings to finance our assets, we currently expect that such leverage would not exceed on a debt-to-equity basis, a 3-to-1 ratio for us as a whole. We consider these leverage ratios to be prudent for our target asset classes. Our decision to use leverage currently or in the future to finance our assets will be based on our Manager’s assessment of a variety of factors, including, among others, the anticipated credit quality, liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets and our outlook for borrowing costs relative to the interest income earned on our assets. Our decision to use leverage in the future to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.

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

•
no investment shall require prior approval of the Board of Directors or a majority of the independent directors solely because such investment constitutes (1) a co-investment made by and between the Company or any subsidiary, on the one hand, and one or more investment vehicles formed, sponsored and managed by Colony Capital or any of its subsidiaries, on the other hand, regardless of when such co-investment is made, or (2) a transaction related to any such co-investment;

•
any investment with a total net commitment by the OP of greater than 5% of the OP’s net equity (computed using the most recently available publicly filed balance sheet) shall require the approval of the Board of Directors or a duly constituted committee of the Board of Directors (with total net commitment by the OP being the aggregate amount of funds directly or indirectly committed by the OP to such investment net of any upfront fees received by the Company or any subsidiary in connection with such investment); and

•
any investment with a total net commitment by the OP of between 3% and 5% of the OP’s net equity (computed using the most recently available publicly filed balance sheet) shall require the approval of the Board of Directors or a duly constituted committee of the Board of Directors (with total net commitment by the OP being the aggregate amount of funds directly or indirectly committed by the OP to such investment net of any upfront fees received by the Company or any subsidiary in connection with such investment), unless the investment falls within specific parameters approved by the Board of Directors and in effect at the time such commitment is made.

The investment guidelines can be amended or waived with the approval of the Board of Directors (which must include a majority of the independent directors) and the Manager.
Operating and Regulatory Structure
REIT Qualification
We intend to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2018. As a REIT, we generally will not be subject to U.S. federal income tax on the “REIT taxable income” that we distribute annually to our stockholders.
Investment Company Act Matters
We and our subsidiaries conduct our operations so that we are not required to register as an investment company under the Investment Company Act.
We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, we, through our subsidiaries, are primarily engaged in non-investment company businesses related to real estate. In addition, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of our total assets on an unconsolidated basis will consist of “investment securities.” Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and that owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items). Excluded from the term “investment securities” (as that term is defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Under the Investment Company Act, a subsidiary is majority-owned if a company owns 50% or more of its outstanding voting securities. To avoid the need to register as an investment company, the securities issued to us by any wholly-owned or majority-

owned subsidiaries that we may form in the future that are excluded from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis. We monitor our holdings to ensure ongoing compliance with this test.
We hold our assets primarily through direct or indirect wholly-owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. To qualify for the exclusion pursuant to Section 3(c)(5)(C), based on positions set forth by the staff of the SEC, each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) at least 80% of its assets in “qualifying” real estate assets and real estate-related assets. For our subsidiaries that maintain this exclusion or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.” “Qualifying” real estate assets for this purpose include senior mortgage loans, certain B-notes and certain mezzanine loans that satisfy various conditions as set forth in Securities and Exchange Commission (“SEC”) staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior loans for the purposes of the Investment Company Act. We treat as real estate-related assets B-pieces and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. Unless a relevant SEC no-action letter or other guidance applies, we expect to treat preferred equity interests as real estate-related assets. The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exclusion. Unless the SEC or its staff issues guidance with respect to CMBS, we intend to treat CMBS as a real estate-related asset. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. For our subsidiaries that maintain this exclusion or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.”
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
As a consequence of our seeking to avoid the need to register under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to avoid the need to register under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, noncontrolling equity interests in real estate companies or in assets not related to real estate. In addition, seeking to avoid the need to register under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, avoiding registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.
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
Government Regulation Relating to the Environment
Our properties are subject to various federal, state and local environmental laws, statutes, ordinances and regulations. Such laws and other regulations relate to a variety of environmental hazards, including asbestos-containing materials (“ACM”), toxins or irritants, mold, regulated substances, emissions to the environment, fire codes and other hazardous or toxic substances, materials or wastes. These laws are subject to change and may be more stringent in the future. Under current laws, a current or previous owner or operator of real estate (including, in certain circumstances, a secured lender if it participates in management or succeeds to ownership or control of a property) may become liable for costs and liabilities related to contamination or other environmental issues at or with respect to the property, including in connection with the activities of a tenant. Such cleanup laws typically impose cleanup responsibility and liability without regard to whether the owner or operator party knew of or was responsible for the release or presence of such hazardous or toxic substances. In addition, parties may be liable for costs of remediating contamination at an off-site disposal or treatment facilities where they arrange for disposal or treatment of hazardous substances. These liabilities and costs, including for investigation, remediation or removal of those substances or natural resource damages, third party tort claims resulting from personal injury or property damage, restrictions on the manner in which the property is used, liens in favor of the government for damages and costs the government incurs related to cleanup of contamination, and costs to properly manage or abate asbestos or mold may be substantial. Absent participating in management or succeeding to ownership, operation or other control of real property, a secured lender is not likely to be directly subject to any of these forms of environmental liability, although a borrower could be subject to these liabilities impacting its ability to make loan payments.
Prior to closing any property acquisition, we obtain environmental assessments in a manner we believe prudent in order to attempt to identify potential environmental concerns with respect to such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the result of the first phase of the environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures.
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
Competition
We are engaged in a competitive business. In our lending and investing activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including funds that Colony Capital or its affiliates may in the future sponsor, advise and/or manage), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have similar acquisition objectives that overlap with ours. These other REITs will increase competition for the available supply of mortgage assets suitable for purchase and origination. Furthermore, this competition in our target asset classes may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.
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
Recently proposed changes in the financial regulatory regime could decrease the current restrictions on banks and other financial institutions and may allow them to compete with us for investment opportunities that were previously not available to them. If these legislations are enacted, it could increase competition with our business. In the face of this competition, we believe access to our Manager’s and Colony Capital’s professionals and their industry expertise and relationships provide us with competitive advantages in assessing risks and determining appropriate pricing for potential investments. We believe these relationships enable us to compete more effectively for attractive investment opportunities.
Employees
We do not have any employees. We are externally managed by our Manager pursuant to the Management Agreement between our Manager and us (the “Management Agreement”). Our executive officers are employees of our Manager or one or more of its affiliates.

Corporate Information
The Company was formed as a Maryland corporation on August 23, 2017. Our principal executive offices are located at 515 S. Flower Street, 44th Floor, Los Angeles, CA 90071, and our telephone number is (310) 282-8820. Our website is www.clncredit.com. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information on the website is not incorporated by reference into this Annual Report on Form 10-K. All of our reports, proxy and information statements filed with the SEC can also be obtained at the SEC’s website at www.sec.gov.
The Company emphasizes the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, compensation, and nominating and corporate governance committees of the board of directors are composed exclusively of independent directors. Additionally, the following documents relating to corporate governance are available on our website under “Shareholders—Corporate Governance”:
•    Corporate Governance Guidelines
•    Code of Business Conduct and Ethics
•    Code of Ethics for Principal Executive Officer and Senior Financial Officers
•    Complaint Procedures for Accounting and Auditing Matters
•    Audit Committee Charter
•    Compensation Committee Charter
•    Nominating and Corporate Governance Committee Charter
These corporate governance documents are also available in print free of charge to any security holder who requests them in writing to: Colony Credit Real Estate, Inc., Attention: Investor Relations, 515 South Flower Street, 44th Floor, Los Angeles, California, 90071. Within the time period required by the rules of the SEC and the NYSE, we will post on our website any amendment to such corporate governance documents.
Information contained on our website is not incorporated by reference into this Annual Report and such information should not be considered to be part of this report.

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
Risks Related to Our Manager and Conflicts of Interests
We depend upon our Manager, Colony Capital and their key personnel for our success. The loss of or the inability to obtain key investment professionals at our Manager, Colony Capital or their affiliates, or limits on or the loss of Colony Capital’s support to us or our Manager, could delay or hinder implementation of our investment strategy. We may not find a suitable replacement for our Manager if the Management Agreement is terminated.
Our ability to achieve our investment objectives depends in substantial part upon the performance of our Manager in the origination, acquisition and management of our investments, including the determination of any financing arrangements, as well as the performance of the third-party servicers (including any affiliated Colony Capital servicer) of our real estate debt investments. Subject to investment, leverage and other guidelines or policies adopted by the Board of Directors, our Manager has discretion regarding the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend significantly upon the experience, skill, resources, relationships and contacts of the executive officers and key personnel of our Manager, Colony Capital and their affiliates. Executive officers and key personnel of our Manager and Colony Capital will evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. We cannot assure stockholders that such key personnel will continue to be associated with our Manager, Colony Capital or their affiliates in the future. The departure of any of these persons could have a material adverse effect on our performance and we can provide no assurance that our Manager, Colony Capital or their affiliates could attract other highly skilled professionals.
Neither our Manager nor Colony Capital is obligated to dedicate any specific personnel exclusively to us, nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. As a result, we cannot provide any assurances regarding the amount of time our Manager or Colony Capital will dedicate to the management of our business. Moreover, each of our officers and non-independent directors is also an employee of our Manager, Colony Capital or one of their affiliates, has significant responsibilities for other investment vehicles currently managed by Colony Capital or its affiliates, and may not always be able to devote sufficient time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed.
Uncertainty regarding business events and operations at our Manager, Colony Capital and their affiliates may have an adverse effect on us. These uncertainties could disrupt our business, and cause clients and others that deal with us or our Manager to seek to change existing business relationships, cease doing business with us or our Manager or cause potential new clients to delay doing or elect not to do business with us.
In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s and Colony Capital’s officers and key personnel. The current term of the Management Agreement extends to January 31, 2021, the third anniversary of the completion of the Combination and will be automatically renewed for a one-year term each anniversary thereafter; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days’ prior notice following the expiration of the initial three-year term or any subsequent renewal term. If the Management Agreement is terminated and no suitable replacement manager is found to manage us, we may not be able to execute our business plan.
There are various conflicts of interest in our relationship with our Manager, Colony Capital and their affiliates, which could result in decisions which are not in the best interest of our stockholders.
We are subject to conflicts of interest arising out of our relationship with our Manager, Colony Capital and their affiliates. We rely on our Manager’s or its affiliates’ executive officers and investment professionals to identify suitable investment opportunities for our Company. These executive officers and investment professionals may also be executive officers, directors and managers of Colony Capital and its affiliates, including closed-end or open-end investment funds, vehicles (including public non-traded real estate investment trusts, registered investment companies and externally managed public companies), accounts, products and/or other similar arrangements sponsored, branded, advised and/or managed by Colony Capital or any of its affiliates, in existence or subsequently established (including any related successor funds, alternative vehicles, supplemental capital vehicles, co-investment vehicles and other entities formed and managed in connection with Colony Capital’s investment management activities) (collectively, the “Managed Companies”). As a result, those executive officers and investment professionals owe duties to each of these entities, their members and limited partners and investors, which duties may from time-to-time conflict with the duties that they owe to us and our stockholders.
The Manager and its affiliates, including Colony Capital, and their respective officers, directors, employees and personnel may engage in business opportunities that are the same or similar to our activities and provide investment advisory services to others with investment objectives or policies that are similar to ours, including advising Managed Companies. Therefore, many investment opportunities sourced by our Manager or its affiliates that are suitable for us may also be suitable for Colony Capital and/or other Managed Companies. In addition, the activities of other Managed Companies of Colony Capital or its affiliates could restrict our ability to pursue certain asset acquisitions or take other actions related to our business.
As of December 31, 2018, there were three other Managed Companies with investment objectives or guidelines that overlapped in part with ours and remain in their investment stage, with approximately $70 million of uncommitted capital availability in the aggregate as of December 31, 2018. These companies are not raising further investment capital.
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
If it is determined that an investment is most suitable for a particular client, the investment will be allocated to such client. If it is determined that an investment is equally suitable for two or more clients, then our Manager may allocate the investment among such clients on a rotational basis. In general, a rotational allocation methodology means that if a client has been previously allocated an investment as a result of the rotational process, it may be skipped in the rotation until all other clients for which a particular investment is equally suitable have been allocated an investment. However, there is no guarantee that additional investment opportunities will become available in the future. Subject to regulatory restrictions, SEC guidance and any exemptive orders obtained by one or more Managed Companies (as applicable), our Manager may deem it appropriate for us and one or more other Managed Companies to co-invest in an investment opportunity (based on available capital, among other relevant factors, to the extent required). To the extent that a Managed Company has significant available capital, the likelihood that we may co-invest in a particular asset with such fund could increase significantly. In addition, because affiliates of Colony Capital also manage the Managed Companies, and fees payable to such affiliates by the Managed Companies may be more advantageous than fees payable to our Manager, our interests in such investments may conflict with the interests of the Managed Companies, and our Manager or its affiliates may take actions that may not be most favorable to us, including in the event of a default or restructuring of assets subject to co-investment rights.
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
In addition, subject to compliance with the Advisers Act, and the rules promulgated thereunder, we may enter into principal transactions with our Manager or its affiliates or cross-transactions with other Managed Companies. For certain cross-transactions, our Manager may receive a fee from us or another Managed Company and conflicts may exist. There is no guarantee that any such transactions will be favorable to us. Because our interests and the interests of Colony Capital and our Manager may not be aligned, we may face conflicts of interest that result in action or inaction that is detrimental to us.
Further, there are conflicts of interest that arise when our Manager makes expense allocation determinations, as well as in connection with any fees payable between us and our Manager. These fees and allocation determinations are sometimes based on estimates or judgments, which may not be correct and could result in our Manager’s failure to allocate certain fees and costs to us appropriately.
In addition, as certain Managed Companies are, and other co-investment funds managed by Colony Capital and its affiliates in the future likely will be, closed-end funds with finite lives, such funds are expected to dispose of substantially all of the assets in their respective portfolios prior to dissolution. As a result, prior to such dissolutions, we may need to sell our interests in the co-investment assets before we otherwise would in order to avoid a potential conflict. Our decision to sell such interests will depend, among other things, on our ability to sell the interests at favorable prices or at all. It is also possible that our Manager or its affiliates, who also manage such funds, may sell such co-investment assets at times or prices that are not in the best interests of us or our stockholders. In addition, to the extent that such funds dispose of co-investment assets that are qualifying assets, we may be required to purchase additional qualifying assets (subject to the availability of capital at favorable prices or at all) or sell non-qualifying assets at inopportune times or prices in order to maintain our qualification as a REIT and our exemption from registration under the Investment Company Act. Even if our interests are not in conflict with those of funds with co-investment rights, we will not realize the full economic benefits of the investment. If any of the foregoing were to occur, our Manager’s ability to operate our business in a manner consistent with our business strategy could be hindered materially, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.
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

•
whether we seek approval to internalize our management, which may entail acquiring assets from Colony Capital (such as office space, furnishings and technology costs) and employing our Manager or its affiliates’ professionals performing services for us for consideration that would be negotiated at that time and may result in these investment professionals receiving more compensation from us than they currently receive from our Manager or its affiliates.

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
We depend on our Manager for the identification and origination or acquisition of investments and the management of our assets and operation of our day-to-day activities. If our Manager performs poorly and as a result is unable to originate and/or acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to stockholders at presently contemplated levels, if at all. Our Manager’s platform may not be scalable if our business grows substantially, it may be unable to make significant investments on a timely basis or at reasonable costs, or its service providers may be strained by our growth, which could disrupt our business and operations. Similarly, if our third-party servicers (including any affiliated Colony Capital servicer) perform poorly, we may be unable to realize all cash flow associated with our real estate debt and debt-like investments.
Because Colony Capital is a publicly traded company, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of Colony Capital or other publicly traded Managed Companies, such as NorthStar Europe, could result in an adverse effect on our ability to acquire assets and obtain financing from third parties on favorable terms or at all. Any adverse changes in the financial condition of our Manager or its affiliates, including Colony Capital, or our relationship with them could hinder their ability to successfully manage our operations and our portfolio of investments.
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
Our Manager is authorized to follow investment guidelines that provide it with broad discretion in investment, financing, asset allocation and hedging decisions to the extent, generally, that any such investment contemplates a total net commitment by the OP of less than 3% of the OP’s net equity. Our investment guidelines may be changed at any time with the consent of our Board of Directors, but without the consent of our stockholders. Our Board of Directors will periodically review our investment guidelines and our loan and investment portfolio but is not required to review and approve in advance all of our proposed loans and investments or our Manager’s financing, asset allocation or hedging decisions, subject to the net commitment thresholds set forth in our investment guidelines. Subject to maintaining our REIT qualification and our exclusion from registration under the Investment Company Act, our Manager has latitude within the investment guidelines in determining the types of loans and investments it makes for us and how such loans and investments are financed or hedged and there are no limits on geographic or industry concentration, which could result in investment returns that are substantially below expectations or that result in losses, which could adversely affect our results of operations and financial condition.
Colony Capital and/or our Manager may revise our investment allocation policy and may in the future change then-existing, or adopt additional, conflicts of interest resolution policies and procedures designed to support the fair and equitable allocation of investments and to prevent the preferential allocation of investment opportunities among entities with overlapping investment objectives. The result of such a revision to the investment allocation policy may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by our Manager and its affiliates and/or its partners, thereby reducing the number of investment opportunities available to us. The investment allocation policy may not be materially amended in any manner that is reasonably likely to be adverse to us unless such amendment has been approved by a majority of our independent directors. Material changes to the investment allocation policy will be disclosed to clients and in public filings with the SEC, as appropriate. Our independent directors will periodically review our Manager’s and Colony Capital’s compliance with these conflicts of interest and allocation provisions.
The Management Agreement with our Manager was negotiated among related parties and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.
Certain of our executive officers and directors are executives of Colony Capital. The Management Agreement was negotiated among related parties and its terms, including the fees to be paid to our Manager and its affiliates for services they provide for us were not determined on an arm’s length basis. Subject to certain limitations and exceptions, we also reimburse our Manager for both direct expenses as well as indirect costs, including our allocable share of personnel and employment costs of our Manager and its affiliates, which may include certain executive officers and non-investment personnel of our Manager and its affiliates, as well as expenses related to any office or office facilities, technology, travel and other general and administrative costs and expenses. As a result, the fees and reimbursements may be in excess of amounts that we would otherwise pay to third parties for such services.
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

Pursuant to the Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. To the extent permitted by law, our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the Management Agreement, our Manager and its affiliates, including their respective directors, members, officers, managers, employees, trustees, control persons, partners, stockholders and equityholders, will not be liable to us, any of our subsidiaries, our Board of Directors, our stockholders or any of our subsidiaries’ stockholders, members or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, unless such acts or omissions constitute gross negligence, fraud, willful misconduct, bad faith or reckless disregard of their duties under the Management Agreement. We have agreed to indemnify our Manager and its affiliates, including their respective directors, members, officers, managers, employees, trustees, control persons, partners, stockholders and equityholders from and against any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature, including reasonable legal fees and other expenses reasonably incurred in respect of, arising out of or in connection with our business and operations or any action taken or omitted by any such person in good faith by or on our behalf pursuant to authority granted by the Management Agreement, except where found by a court of competent jurisdiction to be attributable to the gross negligence, fraud, willful misconduct or bad faith by such person or the reckless disregard by such person of their duties under the Management Agreement. As a result, we could experience poor performance or losses for which our Manager would not be liable.
Risks Related to Our Company and Our Structure
We have limited operating history and may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
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
Our management will have to dedicate substantial effort to integrating the businesses of the CLNY OP Contributed Entities, the RED REIT Contributed Entities, NorthStar I and NorthStar II. These efforts may divert management’s focus and resources from our business, corporate initiatives or strategic opportunities. In addition, the actual integration may result in additional and unforeseen expenses and delays and the anticipated benefits of the integration may not be realized. Actual growth and cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. Difficulties associated with managing our large and complex portfolio could prevent us from realizing the anticipated benefits of the Combination and have a material adverse effect on our business. If we are not able to address integration challenges adequately, we may be unable to integrate successfully the operations of the CLNY OP Contributed Entities and the RED REIT Contributed Entities, NorthStar I and NorthStar II or to realize the anticipated benefits of the integration of the CLNY OP Contributed Entities, the RED REIT Contributed Entities, NorthStar I and NorthStar II.
We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future.
We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through monthly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be materially and adversely affected by a number of factors, including the risk factors described herein. Distributions to our stockholders, if any, will be authorized by our Board of Directors in its sole discretion and declared by us out of funds legally available therefore and will be dependent upon a number of factors, including our targeted distribution rate, access to cash in the capital markets and other financing sources, historical and projected results of operations, cash flows and financial condition, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects, our financing covenants, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law (the “MGCL”) and such other factors as our Board of Directors deems relevant.
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

In accordance with Maryland Business Combination Act our Board of Directors has exempted any business combinations between us and any person, provided that any such business combination is first approved by our Board of Directors. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to any future business combinations between us and any of our interested stockholders (or their affiliates) that are first approved by our Board of Directors, including any future business combination with the OP or any current or future affiliates of the OP. Our bylaws contain a provision exempting us from the Maryland Control Share Acquisition Act. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.
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
As a public company, we will be required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. The process of designing, implementing and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt our business and harm our results of operations.
Our business is highly dependent on communications and information systems of Colony Capital. We are dependent on the effectiveness of such information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.
We do not own the Colony Capital name, but have entered into a license agreement with an affiliate of Colony Capital granting us the right to use the Colony Capital name. Use of the name by other parties or the termination of our license agreement may harm our business.
Concurrently with the completion of the Combination, we entered into a license agreement pursuant to which we have a non-exclusive, royalty-free license to use the name “Colony Capital.” Under this agreement, we have a right to use the “Colony Capital” name as long as our Manager is affiliated with Colony Capital. Colony Capital will retain the right to continue using the “Colony Capital” name. We will further be unable to preclude Colony Capital from licensing or transferring the ownership of the “Colony Capital” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Colony Capital or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using the “Colony Capital” name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.
Risks Related to Our Business and Our Investments
Our CRE debt, select equity and securities investments are subject to the risks typically associated with real estate.
Our CRE debt, select equity and securities investments are subject to the risks typically associated with real estate, including:

•	tenant mix;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	lack of liquidity inherent in the nature of the assets;

•	borrower/tenant/operator mix and the success of the borrower/tenant/operator business;

•	success of tenant businesses;

•	ability to collect interest/loan obligation/principal;

•	property management decisions;

•	property location, condition and design;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional or local economic conditions and/or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	compliance with environmental laws

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.
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
The success of our PE investments in general is subject to a variety of risks, including, without limitation, risks related to: (i) the quality of the management of the portfolio funds in which we invest and the ability of such management to successfully select manage and dispose of investment opportunities; (ii) general economic conditions; and (iii) the ability of the portfolio funds and, if applicable, us, to liquidate investments on favorable terms or at all. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the possibility that: (a) the agreed upon net asset value (“NAV”) does not necessarily reflect the fair value of the fund interests on such date and the current fair value could be materially different; (b) the actual amount of future capital commitments underlying all of the fund interests that will be called and funded by us could vary materially from our expectations; and (c) because, among other matters, the sponsors of the private equity funds, rather than us, will control the investments in those funds, we could lose some or all of our investment. Furthermore, the timing in which we will realize proceeds, if any, from our PE investments could differ materially from expectations and our actual yield could be substantially lower than our assumed yield. There can be no assurance that the management team of a portfolio fund or any successor will be able to operate the portfolio fund in accordance with our expectations or that we will be able to recover on our investments. In addition, investments in a real estate private equity fund generally will be illiquid and entail the payment of certain expenses, plus management fees and carried interest to the general partner or investment manager of the fund, which are in addition to the fees and expenses incurred directly by us. In certain cases, the general partner or investment manager of the fund may be Colony Capital. Such fees and expenses reduce our returns. Furthermore, we have and may continue to acquire PE investments as co-investments with Colony Capital or other Managed Companies, which increases the likelihood that our Manager could have conflicts of interest with that company.
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
We are subject to significant competition for attractive investment opportunities from other financing institutions and investors, including those focused primarily on real estate and real estate-related investment activities, some of which have greater financial resources than we do, including publicly traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors (including other funds managed by Colony Capital). Several of our competitors, including other REITs, have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we can. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. As we reinvest capital, we may not realize risk adjusted returns that are as attractive as those we have realized in the past. In addition, further changes in the financial regulatory regime could decrease the current restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. For example, amendments to the Dodd-Frank Act to diminish or eliminate risk retention requirements, among other things could increase competition with our business.
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
We may not have control over certain of our loans and investments.
Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•	acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;

•	pledge our investments as collateral for financing arrangements;

•	acquire only a minority and/or a noncontrolling participation in an underlying investment;

•	co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•	rely on independent third-party management or servicing with respect to the management of an asset.
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
Environmental compliance costs and other potential environmental liabilities associated with our current or former properties or our CRE debt or real estate-related investments could materially impair the value of our investments and expose us to material liability.
Under various federal, state and local environmental laws, statutes, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real property, such as us, our borrowers and our tenants, may be liable in certain circumstances for the costs of investigation, removal or remediation of contamination, or related to hazardous or toxic substances, materials or wastes, including petroleum and materials containing asbestos or, mold, present or released at, under, on, or from such property. In addition, we also may be liable for costs of remediating contamination at off-site disposal or treatment facilities where we arranged for disposal or treatment of hazardous substances at such facilities. Potential liabilities relating to the forgoing also include government fines and penalties, natural resource damages, and damages for injuries to persons and property. In addition, some environmental laws can create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence, release or disposal of such substances, may be joint and several, and may be imposed on the current or former owner or operator of a property in connection with the activities of a tenant or a prior owner or operator at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our tenants’ ability to sell, develop, operate or lease real estate, or to borrow using the real estate as collateral, which, in turn, could reduce our revenues. As an owner or operator of a site, including if we take ownership through foreclosure, we also can be liable under common law to third parties for damages and injuries resulting from environmental contamination at or emanating from the site (e.g., for cleanup costs, natural resource damages, bodily injury or property damage). Some of our properties are or have been used for commercial or industrial purposes involving the use or presence of hazardous substances, materials or waste, which could have resulted in environmental impacts at or from these properties, including contamination of which we are not presently aware.
We are also subject to federal, state and local environmental, health and safety laws and regulations and zoning requirements, including those regarding the handling of regulated substances and wastes, emissions to the environment and fire codes. If we, or our tenants or borrowers, fail to comply with these various laws and requirements, we might incur costs and liabilities, including governmental fines and penalties. Moreover, we do not know whether existing laws and requirements will change or, if they do, whether future laws and requirements will require us to make significant unanticipated expenditures that could have a material adverse effect on our business. Our tenants are subject to the same environmental, health and safety and zoning laws and also may be liable for cleanup or remediation of contamination. Such liability could affect a tenant’s ability to make rental payments to us.
Some of our properties may contain, or may have contained, asbestos-containing building materials. Environmental, health and safety laws require that owners or operators of or employers in buildings with asbestos-containing materials (“ACM”) properly manage and maintain these materials, adequately inform or train those who may come into contact with ACM and undertake special precautions, including removal or other abatement, in the event that ACM is disturbed during building maintenance, renovation or demolition. These laws may impose fines and penalties on employers or, building owners or operators for failure to comply with these requirements. In addition, third parties may seek recovery from employers, owners or operators for personal injury associated with exposure to asbestos.
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
Furthermore, we may invest in real estate, or CRE debt secured by real estate or subordinate interests, with environmental impacts or issues that materially impair the value of the real estate. Even as a lender, if we participate in management or take title to collateral with environmental problems or if other circumstances arise, we could be subject to environmental liability. There are substantial risks associated with such an investment.
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

•	the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity;

•	our joint venture partners may not have sufficient personnel or appropriate levels of expertise to adequately support our initiatives; and

•	to the extent we partner with other Managed Companies, our Manager and Colony Capital may have conflicts of interest that may not be resolved in our favor.
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
In addition, there is increased uncertainty in the wake of the “Brexit” referendum in the United Kingdom in June 2016, in which the majority of voters voted in favor of an exit from the European Union. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the U.K. Pound Sterling. Any impact of the Brexit vote depends on the terms of the United Kingdom’s withdrawal from the European Union, which remains under negotiation between the parties despite the upcoming March 29, 2019 deadline. Failure to obtain parliamentary approval of an agreed withdrawal agreement would, absent a revocation of the United Kingdom’s notification to withdraw or some other delay, mean that the United Kingdom would leave the European Union on March 29, 2019, likely with no agreement (a so-called “hard Brexit”). Current discussions between the United Kingdom and the European Union may result in any number of outcomes including an extension or delay of the United Kingdom’s withdrawal from the European Union. The consequences for the economies of the European Union member states as a result of the United Kingdom’s withdrawal from the European Union are unknown and unpredictable, especially in the case of a hard Brexit. Uncertainty about global or regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news, and declines in income or asset values, which could adversely affect the availability of financing, our business and our results of operations.
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
There can be no assurance that our existing hedging arrangements will continue to use LIBOR as a reference rate or that LIBOR will continue as a viable or appropriate reference rate.

Our floating-rate debt and hedging arrangements determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to another financial metric. In the event any such benchmark rate or other referenced financial metric is significantly changed, replaced or discontinued, or ceases to be recognized as an acceptable market benchmark rate or financial metric, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instrument, and there may be significant work required to transition to any new benchmark rate or other financial metric.
In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. In response to concerns regarding the reliability and robustness of commonly used reference rates, in particular LIBOR, the Financial Stability Oversight Council and Financial Stability Board called for the development of alternative interest rate benchmarks. In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate, the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators, the Alternative Reference Rates Committee ("ARRC"). SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to LIBOR for use in derivatives and other financial contracts that currently rely on LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, including for purposes of hedging arrangements such as those we currently have in place. Furthermore, the transition from LIBOR to one or more replacement rates could cause uncertainty in what reference rates apply to existing hedging and other arrangements. Additionally, there is some possibility that LIBOR continues to be published, but that the quantity of loans used to calculate LIBOR diminishes significantly enough to reduce the appropriateness of the rate as a reference rate. We can provide no assurance regarding the future of LIBOR, whether our current hedging arrangements will continue to use USD-LIBOR as a reference rate or whether any reliance on such rate will be appropriate. Confusion as to the relevant benchmark reference rate for our hedging instruments could hinder our ability to establish effective hedges.
Despite progress made to date by regulators and industry participants to prepare for the anticipated discontinuation of LIBOR, significant uncertainties still remain. Such uncertainties relate to, for example, whether LIBOR will continue to be viewed as an acceptable market benchmark rate, what rate or rates may become accepted alternatives to LIBOR (various characteristics of SOFR make it uncertain whether it would be viewed by market participants as an appropriate alternative to LIBOR for certain purposes), how any replacement would be implemented across the industry, and the effect of any changes in industry views or movement to alternative benchmarks would have on the markets for LIBOR-linked financial instruments.
The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.
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
As of December 31, 2018, our portfolio had $1.2 billion of total mortgage financing. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability, result in losses and negatively impact the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
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
The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. For example, from time to time the market for real estate debt transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. Furthermore, if regulatory capital requirements-whether under the Dodd-Frank Act, Basel III (voluntary minimum requirements for internationally active banks) or other regulatory action-are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.
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
Certain of Colony Capital’s affiliates, including our Manager, are subject to regulation as investment advisers and/or fund managers by various regulatory authorities that are charged with protecting our interests. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Manager could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.
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
We elected to be taxed as a REIT under the U.S. federal income tax laws commencing with our taxable year ended December 31, 2018. Our qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986 (the “Code”) for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT.
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
In connection with the closing of the Mergers, we received an opinion of counsel to each of NorthStar I and NorthStar II to the effect that it qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Mergers. Neither NorthStar I nor NorthStar II, however, requested a ruling from the IRS that it qualified as a REIT. If, notwithstanding these opinions, NorthStar I’s or NorthStar II’s REIT status for periods prior to the Mergers were successfully challenged, we would face serious adverse tax consequences that would substantially reduce our core funds from operations, and cash available for distribution, including cash available to pay dividends to our stockholders, because:

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
We generally must distribute annually at least 90% of our “REIT taxable income” (subject to certain adjustments and excluding any net capital gain), in order to qualify as a REIT, and any REIT taxable income that we do not distribute will be subject to U.S. corporate income tax at regular rates. In addition, from time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with accounting principles generally accepted in the United States, “U.S. GAAP,” or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example,

•
we may be required to accrue income from mortgage loans, mortgage-backed securities, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets;

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
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. We also are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our TRSs. In addition, we have substantial operations and assets outside of the U.S. that are subject to tax in those countries - those taxes, unless incurred by a TRS, are not likely to generate an offsetting credit for taxes in the U.S. In addition, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, “prohibited transactions” are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes that is subject to the prohibited transactions tax. In order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT-level, and may limit the structures we utilize for our securitization transactions, even though such sales or structures might otherwise be beneficial to us. Finally, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for distribution to our stockholders.
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
The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or our stockholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a C corporation.
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
We are restricted in our ability to transfer cash from the OP to the Company within two years following the Mergers without incurring adverse tax consequences.
Under the “disguised sale” rules that apply when a member transfers property to a limited liability company and the limited liability company transfers cash to the partner within two years of that transfer, we are restricted in our ability to transfer cash from the OP to the Company within two years following the Mergers, unless that transfer can qualify for an exception provided for the applicable regulations or was not contemplated at the time of the Mergers, without incurring adverse tax consequences. We do not anticipate that these rules will limit our ability to pay regular dividends from the operating cash flow of the OP, but they could restrict our ability to make repurchases of our Class A common stock pursuant to our previously announced stock repurchase program. We believe that we will have the capacity to make substantial repurchases, but we may not have the flexibility to repurchase as much stock as we would otherwise elect, depending upon future market conditions.
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
Some of the factors that could negatively affect the market price of our Class A common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•	actual or perceived conflicts of interest with our Manager, Colony Capital or their affiliates and individuals, including our executives;

•	equity issuances by us, or resales of our shares by our stockholders, or the perception that such issuances or resales may occur;

•	loss of a major funding source;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to the level of leverage we employ;

•	additions to or departures of our Manager’s and/or Colony Capital’s key personnel or adverse effects on the business or operations of our Manager, Colony Capital or their affiliates;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our Class A common stock and would result in increased interest expenses on our debt;

•	a compression of the yield on our investments and an increase in the cost of our liabilities;

•	failure to operate in a manner consistent with our intention to qualify as a REIT or exclusion from registration under the Investment Company Act;

•	price and volume fluctuations in the overall stock market from time to time;

•	general market and economic conditions and trends including inflationary concerns, and the current state of the credit and capital markets;

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Information regarding our investment properties at December 31, 2018 are included in “Item 1. Business-Our Portfolio” and “Item 15. Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report.
Item 3. Legal Proceedings
Neither the Company nor our Manager is currently subject to any material legal proceedings. We anticipate that we may from time to time be involved in legal actions arising in the ordinary course of business, the outcome of which we would not expect to have a material adverse effect on our financial position, results of operations or cash flow.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock began trading on the New York Stock Exchange on February 1, 2018 under the symbol “CLNC.” Prior to February 1, 2018, our Class A common stock was not listed on a national securities exchange and there was no established public trading market for such shares. Our Class B-3 common stock was not listed on a national securities exchange and there was no established public trading market for such shares. On February 1, 2019, each outstanding share of Class B-3 common stock automatically converted to one share of our Class A common stock in accordance with its terms.
As of February 26, 2019, the closing price of our Class A common stock was $17.70 and we had approximately 127.8 million shares of Class A common stock outstanding held by a total of 4,803 holders of record. This figure does not reflect the beneficial ownership of shares held in nominee name.
Distributions
Holders of our common stock are entitled to receive distributions if and when the board of directors authorizes and declares distribution. The board of directors has not established any minimum distribution level. In order to maintain our qualification as a REIT, we intend to pay dividends to our stockholders that, on an annual basis, will represent at least 90% of our taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains.
We did not make any distributions on either our Class A common stock or Class B-3 common stock in 2017. On February 26, 2018, our Board of Directors declared its initial monthly cash dividend of $0.145 per share of Class A common stock and Class B-3 common stock for the monthly period ended February 28, 2018. Our Board of Directors declared 11 monthly cash dividends of $0.145 per share of Class A common stock and Class B-3 common stock in 2018. These distributions represent an annualized dividend of $1.74 per share of Class A common stock and Class B-3 common stock.
For the year ended December 31, 2018, the Company paid a dividend of $1.45 per share of Class A common stock and Class B-3 common stock. On a per share basis, the tax treatment of these dividends are $1.08 of ordinary income and $0.37 of return of capital.
The credit agreement governing our $560 million revolving credit facility limits our ability to make dividends and other payments with respect to our shares of common stock. The credit agreement prohibits us from making distributions in excess of the amount required to maintain our status as a REIT unless we are in compliance with the financial covenants in the credit agreement after giving pro forma effect to such distribution. The credit agreement also generally provides that if a default occurs and is continuing, we will be precluded from making distributions on our common stock (other than those required to allow the Company to qualify and maintain its status as a REIT, so long as such default does not arise from a payment default or event of insolvency).
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There were no sales of unregistered securities of our Company during the year ended December 31, 2018, other than those previously disclosed in filings with the SEC.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information related to our purchase of our Class A common stock during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program
October 1, 2018 to October 31, 2018	—	$—	—	$—
November 1, 2018 to November 30, 2018	—	—	—	—
December 1, 2018 to December 31, 2018	42,239	15.60	—	—
Total	42,239	$15.60	—	$—
_________________________________________

(1)
The numbers of shares purchased represents shares of Class A common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the price paid per share is based on the closing price of our Class A common stock as of the date of the determination of the federal income tax.

Stock Performance Graph
The following graph compares the cumulative total return on our class A common stock with the cumulative total returns on the Russell 2000 Index (the “Russell 2000”) and the Bloomberg REIT Mortgage Index (the “BBREMTG Index”), a published industry index from February 1, 2018 to December 31, 2018. The cumulative total return on our class A common stock as presented is not necessarily indicative of future performance of our class A common stock.

Item 6. Selected Financial Data
Selected Historical Financial Information of the Company
For the year ended December 31, 2018, the selected financial data is derived from our audited consolidated financial statements, other than non-GAAP financial measures and selected quarterly financial information, which are unaudited, and should be read in conjunction with the consolidated financial statements and accompanying notes included in “Item 15. Exhibits and Financial Statement Schedules” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The financial condition and results of operations as of and for the year ended December 31, 2018 are not necessarily indicative of the financial condition and results of operations that may be expected for any future periods.
Selected Historical Financial Information of CLNY Investment Entities
For the years ended December 31, 2017, 2016 and 2015, the following tables set forth selected historical combined financial information of the investment entities in which CLNY OP owned interests ranging from 38% to 100%, which includes the CLNY OP Contributed Entities that were contributed to the OP and the RED REIT Contributed Entities. The selected historical combined financial information also includes certain intercompany balances between those entities and CLNY OP or its subsidiaries. These entities and balances are collectively referred to as the “CLNY Investment Entities.” The assets, liabilities and noncontrolling interests of the CLNY Investment Entities have been carved out of the books and records of Colony Capital at their historical carrying amounts. The remaining interests in the CLNY Investment Entities that are owned by Colony Capital-sponsored investment vehicles or third parties were not contributed to the Company. Colony Capital’s interests in the respective underlying assets and liabilities of the CLNY Investment Entities are presented as “CLNY Owner” and the remaining interests are presented as “Other Owners.”
The following selected combined financial information as of and for the years ended December 31, 2017, 2016 and 2015 is derived from the audited combined financial statements of the CLNY Investment Entities.
Selected Annual Financial Information

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015
Statements of Operations Data:
Interest income	$295,024	$140,214	$140,529	$112,326
Property operating income	178,339	23,750	1,138	99
Total revenues	477,014	164,755	142,203	112,712
Interest expense	179,485	21,019	26,031	18,949
Property operating expense	73,616	7,978	905	67
Interest expense on real estate	43,437	5,095	—	—
Net income (loss)	(177,353)	127,880	109,021	81,608
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	(168,498)	88,504	76,051	58,079
Per Share Data:
Net income (loss) attributable to common stockholders per share - basic and diluted	$(1.41)	$1.86	$1.60	$1.22
Dividends declared per share of common stock	$1.60	$—	$—	$—
Balance Sheet Data - at Year End:
Total assets	$8,660,730	$1,839,402	$1,802,192	$2,056,974
Total debt	5,594,245	389,661	502,413	826,132
Total liabilities	5,815,528	431,832	566,628	939,160
Total equity attributable to Colony Credit Real Estate, Inc. common stockholders	2,706,905	1,079,808	884,716	817,774
Total equity	2,845,202	1,407,570	1,235,564	1,117,814

Selected Quarterly Financial Information (Unaudited)
The following tables present selected quarterly financial information for the years ended December 31, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended
(In thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
2018:
Total revenue	$136,461	$133,337	$116,150	$91,066
Net income (loss)	(132,160)	(58,666)	15,874	(2,401)
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	(127,089)	(52,703)	16,008	(4,714)
Net income (loss) per share of common stock, basic/diluted(1)(2)(3)(4)	$(1.00)	$(0.42)	$0.12	$(0.05)

2017:
Total revenue	$38,447	$42,801	$43,056	$40,451
Net income	32,051	31,482	32,324	32,023
Net income attributable to Colony Credit Real Estate, Inc. common stockholders	21,417	21,252	22,949	22,886
Net income per share of common stock, basic/diluted(1)(2)(3)(4)	$0.45	$0.45	$0.48	$0.47
_________________________________________

(1)	Annual earnings per share (“EPS”) may not equal the sum of each quarter’s EPS due to rounding and other computational factors.

(2)
For EPS for 2017, the Company allocated the OP’s share of net income as if the OP held 3,075,623 CLNC OP Units during the period for comparative purposes. The CLNC OP Units were not issued until January 31, 2018.

(3)
For EPS, the Company assumes 44.4 million shares of Class B-3 common stock were outstanding prior to January 31, 2018 to reflect the standalone pre-merger financial information of the CLNY Investment Entities, the Company’s predecessor for accounting purposes.

(4)	Excludes 3,075,623 CLNC OP Units, which are redeemable for cash, or at the Company’s option, shares of Class A common stock on a one-for-one basis, and therefore would not be dilutive.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition in conjunction with our financial statements and related notes,“Risk Factors,” “Selected Financial Data,” and “Business” included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward-Looking Statements.”
Introduction
We are a CRE credit REIT focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE senior mortgage loans, mezzanine loans, preferred equity, debt securities and net leased properties predominantly in the United States. CRE debt investments include senior mortgage loans, mezzanine loans, preferred equity, and participations in such loans and preferred equity interests. CRE debt securities primarily consist of CMBS (including “B-pieces” of a CMBS securitization pool) or CRE CLOs (collateralized by pools of CRE debt investments). Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes.
We were organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony Capital, a publicly traded REIT listed on the NYSE under the ticker symbol “CLNY,” made an initial capital contribution of $1,000 to us. We intend to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all of our activities and hold substantially all of our assets and liabilities through our operating subsidiary, Credit RE Operating Company, LLC (the “OP”). At December 31, 2018, we owned 97.6% of the OP, as its sole managing member. The remaining 2.4% is owned primarily by our affiliate as noncontrolling interests.
We are externally managed by a subsidiary of Colony Capital, a NYSE-listed global real estate and investment management firm with over $22 billion of total consolidated assets and over $43 billion of assets under management. As of December 31, 2018, Colony Capital owned approximately 37% of our common equity on a fully diluted basis, evidencing a strong alignment of interests between Colony Capital and our other stockholders.
Combination
On January 31, 2018, the Combination among the CLNY Contributed Portfolio, NorthStar I, and NorthStar II was completed in an all-stock exchange.
The Combination created a prominent publicly traded CRE credit REIT. Our senior executives include Kevin P. Traenkle as the Chief Executive Officer and Neale W. Redington as the Chief Financial Officer. Our board of directors consists of seven directors, four of whom are independent.
Refer to Note 3, “Business Combinations” to the Consolidated Financial Statements included in Item 15 of this Annual Report for further information related to the Combination.
Significant Developments
During 2018 and through February 26, 2019, significant developments affecting our business and results of operations included the following:

•	Completed the Combination of the CLNY Contributed Portfolio, NorthStar I and NorthStar II on January 31, 2018 in an all-stock transaction;

•	Publicly listed on the NYSE under the ticker “CLNC” on February 1, 2018;

•	Added to U.S. Small-cap Russell 2000 Index, effective June 25, 2018;

•	2018 gross capital allocation of over $2.0 billion through 37 new investments, including the following:

◦	Originated 13 senior mortgage loans with a total commitment of $868.7 million;

◦	Originated one mezzanine loan and one preferred equity investment with total commitments of $76.0 million as well as the upsize of an existing mezzanine loan investment by $43.1 million;

◦	Acquired at par a preferred equity investment totaling $89.1 million and a mezzanine loan totaling $20.0 million from affiliates of our Manager;

◦	Entered into two joint ventures with affiliates of our Manager to invest in two separate development projects in Dublin, Ireland for a total commitment of $231.7 million;

◦	Purchased two net lease portfolios for a total of $618.9 million;

◦	Purchased 14 CMBS investments with an aggregate face value of $72.6 million at a 19.2% discount;

•	Secured a $400.0 million corporate revolving credit facility with five relationship banks, and subsequently:

◦	Upsized the revolving credit facility from $400.0 million to $525.0 million in December 2018;

◦	Completed an amendment that allows for the ability to borrow in foreign currencies, and;

◦	On February 4, 2019, increased the revolving credit facility commitment by $35.0 million to $560.0 million;

•	Increased master repurchase facility by $1.0 billion from $1.1 billion to $2.1 billion;

•	Recorded $113.9 million of provision for loan losses on eleven loans;

•
Recorded impairments of operating real estate of $31.8 million, $29.4 million of which resulted from reductions in the estimated holding periods, rent reductions, tenant vacancies of properties; the remaining $2.4 million was the result of the sale of a $177.0 million multi-tenant office portfolio in October 2018;

•	Declared and paid a monthly dividend of $0.145 per share of Class A common stock and Class B-3 common stock from February through December, representing an annualized dividend of $1.74 per share;

•	On February 1, 2019, converted all Class B-3 common stock to Class A common stock; and

•	Subsequent to December 31, 2018, declared a monthly cash dividend of $0.145 per share of Class A common stock for January and February, as well as Class B common stock for January.

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

Results of Operations
As a result of the Combination, comparisons of our period to period financial information as set forth herein may not be meaningful. The historical financial information included herein as of any date, or for any periods, on or prior to January 31, 2018, represents the pre-merger financial information of the CLNY Investment Entities, our accounting predecessor, on a stand-alone basis. The CLNY Investment Entities represent only a portion of our business following the Combination and therefore do not represent the results of operations we would have had for any period prior to the Combination. As of February 1, 2018, our results of operations reflect our operation following the Combination of our accounting predecessor, the CLNY Investment Entities, and NorthStar I and NorthStar II. The results of operations of NorthStar I and NorthStar II are incorporated into ours effective from February 1, 2018.
The following table summarizes our results of operations for years ended December 31, 2018, 2017 and 2016 (Dollars in Thousands):

	Year Ended December 31,			Change
	2018	2017	2016	2018 compared to 2017	2017 compared to 2016
Net interest income
Interest income	$151,653	$140,214	$140,529	$11,439	$(315)
Interest expense	(47,074)	(21,019)	(26,031)	(26,055)	5,012
Interest income on mortgage loans held in securitization trusts	143,371	—	—	143,371	—
Interest expense on mortgage obligations issued by securitization trusts	(132,411)	—	—	(132,411)	—
Net interest income	115,539	119,195	114,498	(3,656)	4,697

Property and other income
Property operating income	178,339	23,750	1,138	154,589	22,612
Other income	3,651	791	536	2,860	255
Total property and other income	181,990	24,541	1,674	157,449	22,867

Expenses
Management fee expense	43,190	—	—	43,190	—
Property operating expense	73,616	7,978	905	65,638	7,073
Transaction, investment and servicing expense	36,800	2,570	1,767	34,230	803
Interest expense on real estate	43,437	5,095	—	38,342	5,095
Depreciation and amortization	90,986	9,137	146	81,849	8,991
Provision for loan losses	113,911	518	3,386	113,393	(2,868)
Impairment of operating real estate	31,813	—	—	31,813	—
Administrative expense (including $1,822, $0 and $0 of equity-based compensation expense)	26,634	12,669	15,437	13,965	(2,768)
Total expenses	460,387	37,967	21,641	422,420	16,326

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	5,003	—	—	5,003	—
Realized loss on mortgage loans and obligations held in securitization trusts, net	(3,447)	—	—	(3,447)	—
Other loss, net	(2,766)	(390)	(56)	(2,376)	(334)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(164,068)	105,379	94,475	(269,447)	10,904
Equity in earnings (losses) of unconsolidated ventures	23,774	24,709	16,067	(935)	8,642
Income tax expense	(37,059)	(2,208)	(1,521)	(34,851)	(687)
Net income (loss)	$(177,353)	$127,880	$109,021	$(305,233)	$18,859

Comparison of Years Ended December 31, 2018 and 2017:
Net Interest Income
Interest income
Interest income increased by $11.4 million to $151.7 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of an increase of $80.4 million related to the acquisition of NorthStar I and NorthStar II loans, preferred equity, and CMBS and an increase of $26.4 million related to originations and acquisitions in 2018, partially offset by a decrease of $83.8 million in the CLNY Investment Entities as a result of the deconsolidation of certain investment entities and the repayment of loan investments, as well as a decrease of $11.5 million due to placing the four NY hospitality loans on non-accrual status.
Interest expense
Interest expense increased by $26.1 million to $47.1 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to a $28.1 million increase as a result of the acquisition of NorthStar I and NorthStar II, a $7.6 million increase related to borrowings on our master repurchase and CMBS credit facilities in 2018, and a $5.5 million increase related to the revolving credit facility entered into on February 1, 2018, partially offset by a decrease of $16.8 million in the CLNY Investment Entities as a result of the deconsolidation of certain investment entities and the repayment of securitization bonds payable.
Interest income on mortgage loans and obligations held in securitization trusts, net
Interest income on mortgage loans and obligations held in securitization trusts, net of $11.0 million during the year ended December 31, 2018 is attributable to our investment in the subordinate tranches of the consolidated securitization trusts acquired as a result of the Combination.
Property and other income
Property operating income
Property operating income increased by $154.6 million to $178.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II of $120.7 million, two net lease portfolios acquired during the third quarter of 2018 of $18.0 million and the two real estate properties acquired through the legal foreclosure process of $14.9 million.
Expenses
Management fee expense
Management fee expense represents fees paid to our Manager in accordance with the Management Agreement. During the year ended December 31, 2018, management fee expense was $43.2 million. We entered into the Management Agreement on January 31, 2018 and therefore did not incur any management fee expenses prior to this date.
Property operating expense
Property operating expense increased by $65.6 million to $73.6 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II of $49.4 million and the two real estate properties acquired through the legal foreclosure process of $11.7 million.
Transaction, investment and servicing expense
Transaction, investment and servicing expense represents costs such as professional fees associated with new investments and transactions. Transaction, investment and servicing expense increased by $34.2 million to $36.8 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of $31.9 million of transaction costs associated with the Combination.
Interest expense on real estate
Interest expense on real estate increased by $38.3 million to $43.4 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II of $30.7 million and the two net lease portfolios acquired during the third quarter of 2018 of $7.4 million.

Depreciation and amortization
Depreciation and amortization expense increased by $81.8 million to $91.0 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II of $72.4 million, the two net lease portfolios acquired during the third quarter of 2018 of $8.2 million and the two hotels acquired through the legal foreclosure process of $2.2 million.
Provision for loan losses
Provision for loan losses increased by $113.4 million to $113.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to provisions for loan losses recorded during the year ended December 31, 2018 on our four NY hospitality loans of $53.8 million, four loans collateralized with 28 office, retail, multifamily and industrial properties of $36.8 million, two loans collateralized by retail properties of $15.0 million and one loan collateralized by a retail property of $8.8 million. See Note 4 to the consolidated financial statements, “Loans and Preferred Equity Held for Investment, net” for further detail.
Impairment of operating real estate
Impairment of operating real estate of $31.8 million for the year ended December 31, 2018 is attributable to certain retail and student housing properties in our operating real estate portfolio, as well as the multi-tenant office portfolio sold in October 2018. See Note 7 to the consolidated financial statements, “Real Estate, net” and Note 15, “Fair Value” for further detail.
Administrative expense
Administrative expense increased by $14.0 million to $26.6 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to additional reimbursable expenses allocated to us by our Manager as a result of the acquisition of NorthStar I and NorthStar II in the Combination. See Note 11 to the consolidated financial statements, “Related Party Arrangements,” for further information on reimbursement of expenses.
Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net
During the year ended December 31, 2018, we recorded an unrealized gain on mortgage loans and obligations held in securitization trusts, net of $5.0 million which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts acquired in the Combination.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the year ended December 31, 2018, we recorded a realized loss on mortgage loans and obligations held in securitization trusts, net of $3.4 million which represents a loss incurred from lower than expected future cash flows on a subordinate tranche of a securitization trust.
Other loss, net
Other loss, net increased by $2.4 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of an unrealized loss on non-designated interest rate contracts of $6.0 million, partially offset by an unrealized gain on non-designated foreign exchange contracts of $2.8 million.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures decreased by $0.9 million to $23.8 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to a net loss of $33.5 million related to our PE Investments. This is partially offset by an increase of $20.3 million related to equity method investments acquired as a result of the acquisition of NorthStar I and NorthStar II, an increase of $8.1 million related to investments in unconsolidated joint ventures originated in 2018 and an increase of $5.8 million in the CLNY Investment Entities as a result of the deconsolidation of certain investment entities.
Income tax expense
Income tax expense increased by $34.9 million to $37.1 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to a tax valuation adjustment recorded in 2018 following an analysis that determined it is more likely than not that some portion of the deferred tax asset related to its PE Investments will not be realized. This conclusion was reached following the gross $55.2 million unrealized loss recorded during the year on PE Investments, in addition to future income projections. We are currently exploring the potential disposition of our PE Investments.

Comparison of Years Ended December 31, 2017 and 2016:
Net Interest Income
Interest income
Interest income decreased by $0.3 million to $140.2 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Interest income from the loan portfolio existing prior to the tri-party merger among Colony Capital, NorthStar Asset Management Group Inc. and NorthStar Realty Finance (“NRF”), which closed on January 10, 2017 (the “CLNY Merger”) decreased $15.2 million primarily due to loan sales and repayments, which more than offset the $14.6 million of incremental interest income from $177.2 million of loans receivable acquired from NRF through the CLNY Merger and additional interest income from draws on development loans in 2017.
Interest expense
Interest expense decreased by $5.0 million to $21.0 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to the payoff of warehouse facilities in 2017 with proceeds from sales of loan and paydown of securitization bonds through resolutions of underlying loans, partially offset by interest expense incurred on a secured financing transaction in 2017.
Property and other income
Property operating income, property operating expense and depreciation and amortization
These amounts increased significantly in the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily as a result of Colony Capital’s acquisition of 13 net lease properties from NRF through the CLNY Merger totaling $205.4 million. Prior to the CLNY Merger, the CLNY Investment Entities did not hold any real estate except for two properties comprised of two medical office buildings acquired through foreclosure in October 2015 and sold in March 2017 and a hotel acquired through foreclosure in January 2017.
Other income
Other income increased by $0.3 million to $0.8 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to higher recovery of expenses from borrowers and other recoveries from resolution of our loan investments.
Expenses
Transaction, investment and servicing expense
Transaction, investment and servicing expense represents costs such as professional fees associated with new investments and transactions. Transaction, investment and servicing expense increased by $0.8 million to $2.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to increased legal costs incurred in connection with the sales of loans in 2017.
Interest expense on real estate
Interest expense on real estate was $5.1 million for the year ended December 31, 2017 as a result of the operating real estate properties acquired in connection with the CLNY Merger as compared, to the year ended December 31, 2016, when we did not hold any mortgage notes.
Provision for loan losses
Provision for loan losses decreased by $2.9 million to $0.5 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Provision for loan loss in 2017 was attributed to a mortgage loan that went into maturity default in November 2017, while the provision for loan loss in 2016 was attributed to a decrease in collateral value of a mortgage loan secured by a hotel which was subsequently foreclosed in January 2017.
Administrative expense
Administrative expense decreased by $2.8 million to $12.7 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Prior to the Combination, administrative expenses primarily consisted of corporate-level costs that are either incurred specifically on behalf of the CLNY Investment Entities or an allocation of costs estimated to be applicable to the CLNY Investment Entities, largely based on the relative assets under management of the CLNY Investment Entities to the total assets under management of Colony Capital. The allocated administrative cost was $12.1 million for the year ended

December 31, 2017, as compared to $15.1 million for the year ended December 31, 2016. The decrease reflects a combination of a lower percentage of costs allocated to the CLNY Investment Entities as a result of the CLNY Merger which increased Colony Capital’s total assets under management and synergies from the CLNY Merger which resulted in overall cost savings to Colony Capital.
Other income (loss)
Other loss, net
Other loss, net increased by $0.3 million to $0.4 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to an unrealized loss on non-designated interest rate contracts.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures increased by $8.6 million to $24.7 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a $7.2 million increase in 2017 driven by additional draws and sales of land under development by one of the equity method investees and a $1.4 million increase due to net earnings from two private real estate funds acquired through the CLNY Merger.
Income tax expense
Income tax expense increased by $0.7 million to $2.2 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to increased earnings from investments in private real estate funds acquired in the CLNY Merger.
Non-GAAP Supplemental Financial Measures
Core Earnings
We present Core Earnings, which is a non-GAAP supplemental financial measure of our performance. We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with U.S. GAAP. This supplemental financial measure helps us to evaluate our performance excluding the effects of certain transactions and U.S GAAP adjustments that we believe are not necessarily indicative of our current portfolio and operations. We also use Core Earnings to determine the incentive fees we pay to our Manager. For information on the fees we pay our Manager, see Note 11, “Related Party Arrangements” to our consolidated financial statements included in this Form 10-K. In addition, we believe that our investors also use Core Earnings or a comparable supplemental performance measure to evaluate and compare the performance of us and our peers, and as such, we believe that the disclosure of Core Earnings is useful to our investors.
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

The following table presents a reconciliation of net income (loss) attributable to our common stockholders to Core Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(168,498)	$88,504	$76,051
Adjustments:
Net income attributable to noncontrolling interest of the Operating Partnership	(4,084)	—	—
Non-cash equity compensation expense	7,113	—	—
Transaction costs	31,882	—	—
Depreciation and amortization	93,272	9,297	146
Net unrealized loss:
Provision for loan losses	114,428	—	—
Impairment of operating real estate	31,813	—	—
Other unrealized loss	1,568	—	—
Depreciation, amortization and impairment previously adjusted for Core Earnings (loss) on real estate sold	(9,491)	—	—
Adjustments related to noncontrolling interests in investment entities	(11,891)	—	—
Core Earnings attributable to Colony Credit Real Estate, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$86,112	$97,801	$76,197
Core Earnings per share(1)	$0.70	$2.06	$1.60
Weighted average number of common shares and OP units(1)	123,752	47,475	47,475
_________________________________________

(1)
We calculate core earnings per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For Core Earnings per share, we assume the 44.4 million shares of Class B-3 common stock and the 3.1 million OP units (held by members other than us or our subsidiaries) were outstanding prior to January 31, 2018 to reflect the standalone pre-merger financial information of the accounting acquirer. Following January 31, 2018, we assume approximately 131.0 million of shares of Class A common stock, Class B-3 common stock and OP units (held by members other than us or our subsidiaries) were outstanding. This results in a weighted average share count for the year ended December 31, 2018 of approximately 123.8 million shares.

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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $560 million secured revolving credit facility, up to approximately $2.1 billion in secured revolving repurchase facilities, non-recourse securitization financing, commercial mortgages and other asset-level financing structures. In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan or securitization. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including through the use of hedges, as appropriate.

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	December 31, 2018	December 31, 2017
Debt-to-equity ratio(1)	0.9x	0.3x
_________________________________________

(1)	Represents (i) total outstanding secured debt less cash to (ii) total equity, in each case, at period end.
The following table presents our total sources of liquidity as of December 31, 2018 (dollars in thousands):

Total Sources of Corporate Liquidity
Cash and cash equivalents	$77,317
Bank credit facility availability	230,000
Total sources of corporate liquidity	$307,317
Potential Sources of Liquidity
Bank Credit Facilities
We use bank credit facilities (including term loans and revolving facilities) to finance our business. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.
On February 1, 2018, the OP (together with certain subsidiaries of the OP from time to time party thereto as borrowers, collectively, the “Borrowers”) entered into a credit agreement (the “Bank Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide a revolving credit facility in the aggregate principal amount of up to $400.0 million. On December 17, 2018, the aggregate amount of revolving commitments was increased to $525.0 million. On February 4, 2019, the aggregate amount of revolving commitments was increased to $560.0 million.
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
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of the date hereof, the borrowing base valuation is sufficient to support the outstanding borrowings. The Bank Credit Facility will mature on February 1, 2022, unless the OP elects to exercise the extension options for up to two (2) additional terms of six (6) months each, subject to the terms and conditions in the Bank Credit Facility, resulting in a latest maturity date of February 1, 2023.
The obligations of the Borrowers under the Bank Credit Facility are guaranteed by substantially all material wholly owned subsidiaries of the OP pursuant to a Guarantee and Collateral Agreement with the OP and certain subsidiaries of the OP in favor of JPMorgan Chase Bank, N.A., as administrative agent (the “Guarantee and Collateral Agreement”) and, subject to certain exceptions, secured by a pledge of substantially all equity interests owned by the Borrowers and the guarantors, as well as by a security interest in deposit accounts of the Borrowers and the Guarantors (as such terms are defined in the Guarantee and Collateral Agreement) in which the proceeds of investment asset distributions are maintained.
The Bank Credit Facility contains various affirmative and negative covenants, including, among other things, the obligation of the Company to maintain REIT status and be listed on the NYSE, and limitations on debt, liens and restricted payments. In addition, the Bank Credit Facility includes the following financial covenants applicable to the OP and its consolidated subsidiaries: (a) consolidated tangible net worth of the OP must be greater than or equal to the sum of (i) $2.105 billion and (ii) 50% of the proceeds received by the OP from any offering of its common equity and of the proceeds from any offering by the Company of its common equity to the extent such proceeds are contributed to the OP, excluding any such proceeds that are contributed to the OP within ninety (90) days of receipt and applied to acquire capital stock of the OP; (b) the OP’s earnings before interest, income tax, depreciation, and amortization plus lease expenses to fixed charges for any period of four (4) consecutive fiscal quarters must be not less than 1.50 to 1.00; (c) the OP’s interest coverage ratio must be not less than 3.00 to 1.00; and (d) the OP’s ratio of consolidated total debt to consolidated total assets must be not more than 0.70 to 1.00. The Bank Credit Facility also includes customary events of default, including, among other things, failure to make payments when due, breach of covenants or representations, cross default to material indebtedness or material judgment defaults, bankruptcy matters involving any Borrower or any Guarantor and certain change of control events. The occurrence of an event of default will limit the ability of the OP and its subsidiaries to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.
Master Repurchase Facilities and CMBS Credit Facilities
Currently, our primary source of financing is our master repurchase facilities, which we use to finance the origination of senior loans, and CMBS credit facilities, which we use to finance the purchase of securities. Repurchase agreements effectively allow us to borrow against loans, participations and securities that we own in an amount generally equal to (i) the market value of such loans, participations and/or securities multiplied by (ii) the applicable advance rate. Under these agreements, we sell our loans, participations and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. During the term of a repurchase agreement, we receive the principal and interest on the related loans, participations and securities and pay interest to the lender under the master repurchase agreement. We intend to maintain formal relationships with multiple counterparties to obtain master repurchase financing on favorable terms.
The following table presents a summary of our master repurchase facilities as of December 31, 2018 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$300,000	$143,400	4.3	LIBOR + 2.00%
Bank 2	200,000	22,750	3.8	LIBOR + 2.50%
Bank 3	500,000	352,108	2.3	LIBOR + 2.32%
Bank 7	500,000	308,434	3.3	LIBOR + 1.89%
Bank 8	250,000	53,596	2.5	LIBOR + 2.00%
Bank 9	300,000	—	4.8	—
Total Master Repurchase Facilities	2,050,000	880,288

CMBS Credit Facilities
Bank 1	35,779	35,779	(1)	LIBOR + 1.10%
Bank 6	154,851	154,851	(1)	LIBOR + 1.20%
Bank 3	—	—	—	—
Bank 4	—	—	—	—
Bank 5	—	—	—	—
Total CMBS Credit Facilities	190,630	190,630

Bank Credit Facility	525,000	295,000	4.1	LIBOR + 2.25%

Total Facilities	$2,765,630	$1,365,918
_________________________________________

(1)	The maturity dates on CMBS Credit Facilities are dependent upon asset type and will typically range from one to two months.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
Cash flow provided by (used in):	2018	2017	2016
Operating activities	$100,722	$106,982	$88,508
Investing activities	(467,705)	439,269	199,372
Financing activities	487,517	(551,658)	(319,718)
Operating Activities
Cash inflows from operating activities are generated primarily through interest received from loans receivable and securities, property operating income from our real estate portfolio, and distributions of earnings received from unconsolidated ventures. This is partially offset by payment of interest expenses for credit facilities and mortgage payable, and operating expenses supporting our various lines of business, including property management and operations, loan servicing and workout of loans in default, investment transaction costs, as well as general administrative costs.
Our operating activities generated cash flows of $100.7 million, $107.0 million and $88.5 million in 2018, 2017 and 2016, respectively. Net cash provided by operating activities decreased $6.3 million for the year ended December 31, 2018, primarily as a result of transaction costs paid in connection with the Combination offset by additional cash inflows related to the acquisition of NorthStar I and NorthStar II. Net cash provided by operating activities increased by $18.5 million for the year ended December 31, 2017, primarily as a result of additional cash inflows generated by properties acquired in the CLNY Merger.
We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.
Investing Activities
Investing activities include cash outlays for acquisition of real estate, disbursements on new and/or existing loans, and contributions to unconsolidated ventures, which are partially offset by repayments and sales of loan receivables, distributions of capital received from unconsolidated ventures, proceeds from sale of real estate, as well as proceeds from maturity or sale of securities.
Investing activities in 2018 used net cash outflow of $467.7 million, resulting from acquisition, origination and funding of loans and preferred equity held for investment, net of $919.5 million, acquisition of and additions to real estate, related intangibles and leasing commissions of $415.1 million, investment in unconsolidated ventures of $239.7 million, acquisition of real estate securities, available for sale of $58.7 million, and deposit on investments of $29.4 million, partially offset by repayment on loans and preferred equity held for investment of $626.6 million, cash received in the Combination of $328.5 million, proceeds from sale of real estate of $167.9 million, and distributions in excess of cumulative earnings from unconsolidated ventures of $98.5 million.
Investing activities in 2017 generated net cash inflow of $439.3 million, resulting from repayment on loans and preferred equity held for investment of $537.5 million, distributions in excess of cumulative earnings from unconsolidated ventures of $55.1 million, cash received in excess of accretion on purchased credit impaired loans of $52.4 million, proceeds from sale of loans and preferred equity held for investment, net of $17.5 million and proceeds from sale of real estate of $8.9 million, partially offset by acquisition, origination and funding of loans and preferred equity held for investment, net of $200.2 million and investment in unconsolidated ventures of $16.3 million.
Investing activities in 2016 generated net cash inflow of $199.4 million, resulting from repayment on loans and preferred equity held for investment of $357.0 million, proceeds from sale of loans and preferred equity held for investment, net of $141.5 million and cash received in excess of accretion on purchased credit impaired loans of $18.1 million, partially offset by acquisition, origination and funding of loans and preferred equity held for investment, net of $257.6 million and investment in unconsolidated ventures of $21.4 million.

Financing Activities
We finance our investing activities largely through borrowings secured by our investments along with capital from third party or affiliated coinvestors. We also have the ability to raise capital in the public markets through issuances of common stock, as well as draw upon our corporate credit facility, to finance our investing and operating activities. Accordingly, we incur cash outlays for payments on third party debt, dividends to our common stockholders as well as distributions to our noncontrolling interests.
Financing activities in 2018 generated net cash inflow of $487.5 million, resulting from borrowings from credit facilities in the amount of $1.7 billion and borrowings from mortgage notes in the amount of $246.4 million, partially offset by repayment of credit facilities in the amount of $999.3 million, distributions paid on common stock in the amount of $189.8 million, repayment of securitization bonds in the amount of $108.2 million, and repayment of mortgage notes in the amount of $141.8 million.
Financing activities in 2017 used net cash outflow of $551.7 million, resulting from repayment of mortgage notes in the amount of $342.9 million, distributions paid to CLNY owners in the amount of $299.3 million and distribution paid to noncontrolling interest in the amount of $113.0 million, partially offset by contributions from CLNY owners in the amount of $81.5 million, borrowings from mortgage notes in the amount of $72.2 million and contributions from noncontrolling interest in the amount of $50.5 million.
Financing activities in 2016 used net cash outflow of $319.7 million, resulting from repayment of mortgage notes in the amount of $407.3 million, distributions paid to CLNY owners in the amount of $122.1 million and distribution paid to noncontrolling interest in the amount of $77.8 million, partially offset by contributions from CLNY owners in the amount of $113.0 million, contributions from noncontrolling interest in the amount of $95.6 million and borrowings from mortgage notes in the amount of $81.1 million.
Contractual Obligations, Commitments and Contingencies of the Company
The following table sets forth the known contractual obligations of the Company on an undiscounted basis. This table excludes obligations of the Company that are not fixed and determinable, including the Management Agreement (dollars in thousands):

	Payments Due by Period
	Total	2019	2020-2021	2022-2023	2024 and Thereafter
Bank credit facility(1)	$340,543	$14,750	$29,500	$296,293	$—
Secured debt(2)	2,705,141	505,946	723,802	385,208	1,090,185
Securitization bonds payable(3)	83,070	83,070	—	—	—
Ground lease obligations(4)	24,712	2,821	5,623	3,270	12,998
	3,153,466	$606,587	$758,925	$684,771	$1,103,183
Lending commitments(5)	156,440
Total	$3,309,906
_________________________________________

(1)
Future interest payments were estimated based on the applicable index at December 31, 2018 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of February 2022.

(2)
Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at December 31, 2018.

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

Guarantees and Off-Balance Sheet Arrangements
As of December 31, 2018, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 5, “Investments in Unconsolidated Ventures” in Item 15. “Exhibits and Financial Statement Schedules” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
In addition, the audit committee of our board of directors, in consultation with management, periodically reviews our policies with respect to risk assessment and risk management, including key risks to which we are subject, including credit risk, liquidity risk and market risk, and the steps that management has taken to monitor and control such risks.
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
Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
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

Variable Interest Entities-A VIE is an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders lack the characteristics of a controlling financial interest; or (iii) is established with non-substantive voting rights. A VIE is consolidated by its primary beneficiary, which is defined as the party that has a controlling financial interest in the VIE through (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. We also consider interests held by our related parties, including de facto agents. We assess whether we are members of a related party group that collectively meets the power and benefits criteria and, if so, whether we are most closely associated with the VIE. In performing the related party analysis, we consider both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of their investment relative to the related party; our ability and the related party’s ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for us or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business to our activities and to those of the related party. The determination of whether an entity is a VIE, and whether we are the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE.
Voting Interest Entities-Unlike VIEs, voting interest entities have sufficient equity to finance their activities and equity investors exhibit the characteristics of a controlling financial interest through their voting rights. We consolidate such entities when we have the power to control these entities through ownership of a majority of the entities’ voting interests or through other arrangements.
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
Fair Value Measurement
Fair value is based on an exit price, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Where appropriate, we make adjustments to estimated fair values are made to appropriately reflect counterparty credit risk as well as our own credit-worthiness.
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
Business combinations are accounted for by applying the acquisition method. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests in acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require significant estimates and assumptions.
For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to us as the acquirer, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the carrying amount of the assets acquired. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired.
The acquisitions of NorthStar I and NorthStar II were each accounted for under the acquisition method for a business combination. See Note 3, “Business Combinations”, to Part IV, Item 15, “Exhibits and Financial Statement Schedules” for further detail.
Loans and Preferred Equity Held for Investment
We originate and purchase loans and preferred equity held for investment. The accounting framework for loans receivable depends on our strategy whether to hold or sell the loan, whether the loan was credit-impaired at the time of acquisition, or whether the lending arrangement is an Acquisition, Development and Construction (“ADC”) loan.
Loans and Preferred Equity Held for Investment
Loans and preferred equity that we have the intent and ability to hold for the foreseeable future are classified as held for investment. Originated loans and preferred equity are recorded at amortized cost, or outstanding unpaid principal balance plus exit fees less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by us. Purchased loans are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans and preferred equity are expensed as incurred.
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
Nonaccrual-Accrual of interest income is suspended on nonaccrual loans and preferred equity investments. Loans and preferred equity that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual. Interest receivable is reversed against interest income when loans are placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received; or if ultimate collectability of loan and preferred equity principal is uncertain, interest collected is recognized using a cost recovery method by applying interest collected as a reduction to loan and preferred equity carrying value. Loans and preferred equity investments may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured.
Impairment and Allowance for Loan Losses-On a periodic basis, we analyze the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and preferred equity investment and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan, where applicable. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan or preferred equity investment, liquidation value of collateral properties, and financial wherewithal of any loan guarantors, as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present. During the year of 2018, we recorded a $113.9 million provision for loan loss. See Note 4, “Loans and Preferred Equity Held for Investment, net” to Part IV, Item 15, “Exhibits and Financial Statement Schedules” for further detail.
Loans and preferred equity investments are considered to be impaired when it is probable that we will not be able to collect all amounts due in accordance with contractual terms of the loans and preferred equity investments, including consideration of underlying collateral value. Allowance for loan losses represents the estimated probable credit losses inherent in loans and preferred equity held for investment at balance sheet date. Changes in allowance for loan and preferred equity losses are recorded in the provision for loan losses on the statement of operations. Allowance for loan losses generally exclude interest receivable as accrued interest receivable is reversed when a loan or preferred equity investment is placed on nonaccrual status. Allowance for loan losses is generally measured as the difference between the carrying value of the loan or preferred equity investment and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan or preferred equity investment or an observable market price for the loan or preferred equity investment. Subsequent changes in impairment are recorded as adjustments to the provision for loan losses. Loans and preferred equity investments are charged off against allowance for loan losses when all or a portion of the principal amount is determined to be uncollectible. A loan or preferred equity investment is considered to be collateral-dependent when repayment of the loan or preferred equity investment is expected to be provided solely by the underlying collateral. Impaired collateral-dependent loans and preferred equity investments are written down to the fair value of the collateral less disposal cost, first through a charge-off against allowance for loan losses, if any, then recorded as impairment loss.
Troubled Debt Restructuring-A loan with contractual terms modified in a manner that grants concession to the borrower who is experiencing financial difficulty is classified as a TDR. Concessions could include term extensions, payment deferrals, interest rate reductions, principal forgiveness, forbearance, or other actions designed to maximize our collection on the loan. As a TDR is generally considered to be an impaired loan, it is measured for impairment based on our allowance for loan losses methodology.
Loans Held for Sale
Loans that we intend to sell or liquidate in the foreseeable future are classified as held for sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to allowance for loan losses. Net deferred loan origination fees and loan purchase premiums or discounts are deferred and capitalized as part of the carrying value of the held for sale loan until the loan is sold and are therefore included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost.
ADC Arrangements
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

Operating real estate
Real estate acquisitions-Real estate acquired in acquisitions that are deemed to be business combinations is recorded at the fair values of the acquired components at the time of acquisition, allocated among land, buildings, improvements, equipment and lease-related tangible and identifiable intangible assets and liabilities, including foregone leasing costs, in-place lease values and above-or below-market lease values. Real estate acquired in acquisitions that are deemed to be asset acquisitions is recorded at the total value of consideration transferred, including transaction costs, allocated to the acquired components based upon relative fair value. The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information
Real Estate Held for Investment
Real estate held for investment is carried at cost less accumulated depreciation.
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
Real Estate Held for Investment
Impairment-We evaluate our real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate real estate for impairment generally on an individual property basis. If an impairment indicator exists, we evaluate the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, we may apply a probability-weighted approach to the impairment analysis. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, we consider, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. Another key consideration in this assessment is our assumption about the highest and best use of our real estate investments and our intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and we shorten its expected hold period, this may result in the recognition of impairment losses. During the year ended December 31, 2018, we recorded a $31.8 million impairment loss on our operating real estate portfolio. See Note 7, “Real Estate, net” and Note 15, “Fair Value,” to Part IV, Item 15, “Exhibits and Financial Statement Schedules” for further detail.
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
Real estate sales-We evaluate if real estate sale transactions qualify for recognition under the full accrual method, considering whether, among other criteria, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, any receivable due to us is not subject to future subordination, we have transferred to the buyer the usual risks and rewards of ownership and we do not have a substantial continuing involvement with the sold real estate. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less disposal cost and the carrying value of the real estate.
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
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, we have elected the fair value option for the assets and liabilities of our investments in securitization financing entities (“Investing VIEs”), and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of December 31, 2018, we held subordinate tranches of three securitization trusts, which represent our retained interest in the securitization trusts, which we consolidate under U.S. GAAP. Refer to Note 6, “Real Estate Securities, Available for Sale” to Part IV, Item 15, “Exhibits and Financial Statement Schedules” for further detail.
Interest Income-Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income.
Impairment-CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized loss on mortgage loans and obligations held in securitization trust, net as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of December 31, 2018, we did not have any OTTI recorded on our CRE securities.
Investments in Unconsolidated Ventures
A noncontrolling, unconsolidated ownership interest in an entity may be accounted for using one of (i) equity method where applicable; (ii) fair value option if elected; (iii) fair value through earnings if fair value is readily determinable, including election of NAV practical expedient where applicable; or (iv) for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable.

Fair value changes of equity method investments under the fair value option are recorded in earnings from investments in unconsolidated ventures. Fair value changes of other equity investments, including adjustments for observable price changes under the measurement alternative, are recorded in other gain (loss).
Equity Method Investments
We account for investments under the equity method of accounting if they have the ability to exercise significant influence over the operating and financial policies of an entity, but do not have a controlling financial interest. The equity method investment is initially recorded at cost and adjusted each period for capital contributions, distributions and our share of the entity’s net income or loss as well as other comprehensive income or loss. Our share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. For certain equity method investments, we record our proportionate share of income on a one to three month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits while distributions in excess of operating profits are reported as investing activities in the statement of cash flows under the cumulative earnings approach.
At December 31, 2018, our investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC loan arrangements accounted for as equity method investments. At December 31, 2017, our investments in unconsolidated ventures consisted of investments in PE Investments and ADC loan arrangements accounted for as equity method investments.
Impairment
Evaluation of impairment applies to equity method investments and equity investments under the measurement alternative. If indicators of impairment exist, we will first estimate the fair value of its investment. In assessing fair value, we generally consider, among others, the estimated enterprise value of the investee or fair value of the investee's underlying net assets, including net cash flows to be generated by the investee as applicable.
For investments under the measurement alternative, if carrying value of the investment exceeds its fair value, an impairment is deemed to have occurred.
For equity method investments, further consideration is made if a decrease in value of the investment is other-than-temporary to determine if impairment loss should be recognized. Assessment of other-than-temporary impairment ("OTTI") involves management judgment, including, but not limited to, consideration of the investee’s financial condition, operating results, business prospects and creditworthiness, our ability and intent to hold the investment until recovery of its carrying value, or a significant and prolonged decline in traded price of the investee’s equity security. If management is unable to reasonably assert that an impairment is temporary or believes that we may not fully recover the carrying value of its investment, then the impairment is considered to be other-than-temporary.
Investments that are other-than-temporarily impaired are written down to their estimated fair value. Impairment loss is recorded in earnings from investments in unconsolidated ventures for equity method investments and in other gain (loss) for investments under the measurement alternative.
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

Recent Accounting Updates
Recent accounting updates are included in Note 2, “Summary of Significant Accounting Policies” to Part IV, Item 15, “Exhibits and Financial Statement Schedules” in this Annual Report Form 10-K.
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
As of December 31, 2018, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would increase interest income by $7.1 million annually, net of interest expense.
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
Credit risk
Investment in loans held for investment is subject to a high degree of credit risk through exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy and other factors beyond our control. All loans are subject to a certain probability of default. We manage credit risk through the underwriting process, acquiring investments at the appropriate discount to face value, if any, and establishing loss assumptions. Performance of the loans is carefully monitored, including those held through joint venture investments, as well as external factors that may affect their value.
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
At December 31, 2018, we had approximately NOK 906.6 million and €202.4 million or a total of $336.1 million, in net investments in our European subsidiaries. A 1.0% change in these foreign currency rates would result in a $3.4 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiaries.
A summary of the foreign exchange contracts in place at December 31, 2018, including notional amount and key terms, is included in Note 16, “Derivatives,” to Part IV, Item 15, “Exhibits and Financial Statement Schedules.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at December 31, 2018, we do not expect any counterparty to default on its obligations.

Item 8. Financial Statements
The financial statements and the supplementary financial data required by this item appear in Item 6 and Item 15 of this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management Report or Attestation Report Regarding Internal Control
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.
Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Ernst & Young LLP, our independent registered accounting firm, has audited our financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included in this Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Colony Credit Real Estate, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Colony Credit Real Estate, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Colony Credit Real Estate, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Colony Credit Real Estate, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules listed in the Index at Item 15 and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York
February 28, 2019

Item 9B. Other Information
MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following is a discussion of certain material U.S. federal income tax considerations relating to Colony Credit Real Estate, Inc.’s (“Colony Credit”) qualification and taxation as a REIT and the acquisition, holding, and disposition of our Class A common stock (for purposes of this section only “stock”). As used in this section, references to Colony Credit means only Colony Credit Real Estate, Inc. and not its subsidiaries or other lower-tier entities, except as otherwise indicated. This summary is based upon the Internal Revenue Code of 1986, as amended (the “Code), the regulations promulgated by the U.S. Treasury Department (“Treasury Regulations”), rulings and other administrative interpretations and practices of the Internal Revenue Service (the “IRS”) (including administrative interpretations and practices expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers who requested and received those rulings), and judicial decisions, all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of the tax consequences described below. Credit RE Operating Company, LLC (the “Operating Partnership”) has not sought and will not seek an advance ruling from the IRS regarding any matter discussed in this section. The summary is also based upon the assumption that Colony Credit has operated and will operate the Operating Partnership and its subsidiaries and affiliated entities in accordance with their applicable organizational documents and various statements made in that section as to Colony Credit’s intended method of operation. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of its investment or tax circumstances, or to investors subject to special tax rules, including:

•	insurance companies;

•
tax-exempt organizations (except to the extent discussed in “Considerations Relating to Colony Credit’s Class A Common Stock-Taxation of Holders of Class A Common Stock-Taxation of Tax-Exempt Holders” below);

•	financial institutions or broker-dealers;

•
non-U.S. individuals and non-U.S. corporations (except to the extent discussed in “Considerations Relating to Colony Credit’s Class A Common Stock-Taxation of Holders of Class A Common Stock-Taxation of Non-U.S. Holders” below);

•	U.S. expatriates;

•	persons who mark-to-market our stock;

•	subchapter S corporations;

•	U.S. holders, as defined below, whose functional currency is not the U.S. dollar;

•	regulated investment companies;

•	REITs;

•	trusts and estates;

•	holders who receive our stock through the exercise of employee stock options or otherwise as compensation;

•	persons holding our stock as part of a “straddle,” “hedge,” “conversion transaction,” “synthetic security” or other integrated investment;

•	persons subject to the alternative minimum tax provisions of the Code;

•	persons holding our stock through a partnership or similar pass-through entity or arrangement; and

•	persons holding a 10% or more (by vote or value) beneficial interest in our stock.
This summary assumes that holders hold shares of our stock as capital assets for U.S. federal income tax purposes, which generally means property held for investment.
The statements in this section are based on the current U.S. federal income tax laws, are for general information purposes only and are not tax advice. Colony Credit cannot assure you that new laws, interpretations of law or court decisions, any of which may take effect retroactively, will not cause any statement in this section to be inaccurate.

THE U.S. FEDERAL INCOME TAX TREATMENT OF COLONY CREDIT AS A REIT AND OF YOU AS A HOLDER OF OUR STOCK DEPENDS IN SOME INSTANCES ON DETERMINATIONS OF FACT AND INTERPRETATIONS OF COMPLEX PROVISIONS OF U.S. FEDERAL INCOME TAX LAW FOR WHICH NO CLEAR PRECEDENT OR AUTHORITY MAY BE AVAILABLE. IN ADDITION, THE TAX CONSEQUENCES TO ANY PARTICULAR HOLDER OF OUR STOCK WILL DEPEND ON SUCH HOLDER’S PARTICULAR TAX CIRCUMSTANCES.
YOU SHOULD CONSULT YOUR TAX ADVISOR REGARDING THE SPECIFIC TAX CONSEQUENCES TO YOU OF THE OWNERSHIP AND SALE OF OUR STOCK AND OF ITS INTENDED ELECTION TO BE TAXED AS A REIT. SPECIFICALLY, YOU SHOULD CONSULT YOUR TAX ADVISOR REGARDING THE FEDERAL, STATE, LOCAL, NON-U.S. AND OTHER TAX CONSEQUENCES OF SUCH OWNERSHIP, SALE AND ELECTION, AND REGARDING POTENTIAL CHANGES IN APPLICABLE TAX LAWS.
U.S. Holders and Non-U.S. Holders
For purposes of this discussion, a ‘‘U.S. holder’’ is a beneficial holder of stock who is:

•	a citizen or resident of the United States;

•
a corporation (including an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the U.S. or a political subdivision thereof or the District of Columbia;

•	an estate whose income is subject to U.S. federal income taxation regardless of its source; or

•
a trust if (1) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (2) it has a valid election in place to be treated as a U.S. person.

For purposes of this discussion, a ‘‘non-U.S. holder’’ is a beneficial holder of stock who is neither a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) nor a U.S. holder.
If an entity or arrangement treated as a partnership for U.S. federal income tax purposes holds stock, the U.S. federal income tax treatment of a partner generally will depend upon the status of the partner as a U.S. holder or non-U.S. holder and the activities of the partnership. A partner of a partnership holding stock should consult its own tax advisor regarding the U.S. federal income tax consequences to the partner of the acquisition, ownership and disposition of stock by the partnership.
CONSIDERATIONS RELATING TO COLONY CREDIT’S CLASS A COMMON STOCK
Taxation of Colony Credit Real Estate, Inc.
Colony Credit intends to elect to be taxed as a REIT under the U.S. federal income tax laws commencing with its taxable year ended December 31, 2018. Colony Credit believes that it is organized and has operated, and it intends to continue to operate, in a manner so as to qualify for taxation as a REIT under the Code. This section discusses the laws governing the U.S. federal income tax treatment of a REIT and its holders. These laws are highly technical and complex.
Qualification and taxation as a REIT depends on our ability to meet on a continuing basis, through actual operating results, distribution levels, and diversity of ownership by holders of our securities and asset ownership, and various other qualification requirements imposed upon REITs by the Code. In addition, Colony Credit’s ability to qualify as a REIT may depend in part upon the operating results, organizational structure and entity classification for U.S. federal income tax purposes of certain entities or arrangements in which it invests. Colony Credit’s ability to qualify as a REIT also requires that it satisfy certain asset tests, some of which depend upon the fair market values of assets that it owns directly or indirectly. Such values may not be susceptible to a precise determination, whether for past, current, or future periods, and based upon the types of assets that Colony Credit owns and intends to own, such values can vary rapidly, significantly and unpredictably. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT. Similarly, the income Colony Credit earns from its assets may not be earned when or in the proportions anticipated. For example, Colony Credit may encounter situations in which a relatively small investment generates a higher than expected return in a particular year (or vice versa). A discussion of the tax consequences of the failure to qualify as a REIT and certain alternatives is included below in the section entitled “-Failure to Qualify.”
As indicated above, Colony Credit’s qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, various qualification requirements imposed upon REITs by the Code. The material qualification requirements are summarized below under “-Requirements for Qualification.” While Colony Credit intends to operate so that it qualifies as a REIT, no assurance can be given that the IRS will not challenge its qualification, or that is has been or will be able to operate in accordance with the REIT requirements in the future. See “-Requirements for Qualification-Failure to Qualify.”

New Tax Reform Legislation Enacted December 22, 2017
On December 22, 2017, the President signed into law H.R. 1, which generally took effect for taxable years beginning on or after January 1, 2018. This legislation made many changes to the U.S. federal income tax laws that significantly impact the taxation of individuals, corporations (both non-REIT C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. These changes are generally effective for taxable years beginning after December 31, 2017. However, a number of changes that reduced the tax rates applicable to non-corporate taxpayers (including a new 20% deduction for qualified REIT dividends that reduces the effective rate of regular income tax on such income), and also limit the ability of such taxpayers to claim certain deductions, will expire for taxable years beginning after 2025, unless Congress acts to extend them.
These changes impact Colony Credit and our holders in various ways, some of which are adverse relative to prior law, and this summary of material U.S. federal income tax considerations incorporates these changes where material. To date, the IRS has issued only limited guidance with respect to certain provisions of the new law. There are numerous interpretive issues and ambiguities that still require guidance and that are not clearly addressed in the legislative history that accompanied H.R. 1 and additional technical corrections legislation is still needed to clarify certain of the new provisions and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or other legislative changes that may be needed to prevent unintended or unforeseen tax consequences will be enacted by Congress anytime soon.
Taxation of REITs in General
Provided that Colony Credit qualifies as a REIT, it will be entitled at the REIT level to a deduction from its taxable income for dividends that it pays and, therefore, will not be subject to U.S. federal corporate income tax at the REIT level on our taxable income that is currently distributed to holders of our securities. This treatment substantially eliminates the “double taxation” at the corporate and holder levels that generally results from an investment in a non-REIT C corporation. A non-REIT C corporation is a corporation that generally is required to pay tax at the corporate level. Double taxation means taxation once at the corporate level when income is earned and once again at the holder level when the income is distributed. In general, the income that it generates is taxed only at the holder level upon a distribution of dividends to our holders.
U.S. holders generally will be subject to taxation on dividends distributed by Colony Credit (other than designated capital gain dividends and “qualified dividend income”) at rates applicable to ordinary income, instead of at lower capital gain rates. For taxable years beginning after December 31, 2017, and before January 1, 2026, generally, U.S. holders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by Colony Credit, subject to certain limitations. Capital gain dividends and qualified dividend income will continue to be subject to a maximum 20% rate. See “-Taxation of Holders of Class A Common Stock--Taxation of Taxable U.S. Holders-Taxation of U.S. Holders on Distributions of Our Stock.”
Any net operating losses, foreign tax credits and other tax attributes of a REIT generally do not pass through to holders, subject to special rules for certain items such as the capital gains that Colony Credit recognizes. See “-Taxation of Holders of Class A Common Stock--Taxation of Taxable U.S. Holders.”
Even if Colony Credit qualifies for taxation as a REIT, Colony Credit will be subject to U.S. federal tax in the following circumstances:

•
Colony Credit will pay U.S. federal income tax on any taxable income, including net capital gain, that it does not distribute to holders during, or within a specified time period after, the calendar year in which the income is earned.

•	Colony Credit will pay income tax at the highest corporate rate on:

•	net income from the sale or other disposition of property acquired through foreclosure, or foreclosure property, that it holds primarily for sale to customers in the ordinary course of business; and

•	other non-qualifying income from foreclosure property.

•
Colony Credit will pay a 100% tax on net income earned from sales or other dispositions of property, other than foreclosure property, by an entity other than a taxable REIT subsidiary, or a TRS, if such property is held primarily for sale to customers in the ordinary course of business.

•
if Colony Credit fails to satisfy one or both of the 75% gross income test or the 95% gross income test, as described below in the section entitled “-Requirements for Qualification-Gross Income Tests,” and nonetheless continues to qualify as a REIT because it meets other requirements, it will pay a 100% tax on: the greater of the amount by which it fails the 75% gross income test or the 95% gross income test, multiplied, in either case, by

•	a fraction intended to reflect its profitability.

•
if Colony Credit fails any of the asset tests (other than a de minimis failure of the 5% asset test or the 10% vote or value test, as described below in the section entitled “-Requirements for Qualification-Asset Tests”), as long as the failure was due to reasonable cause and not to willful neglect, Colony Credit files a description of each asset that caused such failure with the IRS, and Colony Credit disposes of the assets or otherwise complies with the asset tests within six months after the last day of the quarter in which it identifies such failure, it will pay a tax equal to the greater of $50,000 or the highest U.S. federal income tax rate then applicable to U.S. corporations (currently 21%) on the net income from the non-qualifying assets during the period in which it failed to satisfy the asset tests in order to remain qualified as a REIT.

•
if Colony Credit fails to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, and such failure is due to reasonable cause and not to willful neglect, it will be required to pay a penalty of $50,000 for each such failure in order to remain qualified as a REIT.

•
if Colony Credit fails to distribute during a calendar year at least the sum of: (i) 85% of its REIT ordinary income for the year; (ii) 95% of its REIT capital gain net income for the year; and (iii) any undistributed taxable income required to be distributed from earlier periods, Colony Credit will pay a 4% nondeductible excise tax on the excess of the required distribution over the amount it actually distributed, plus any retained amounts on which income tax has been paid at the corporate level.

•
Colony Credit may elect to retain and pay income tax on its net long-term capital gain. In that case, to the extent that Colony Credit made a timely designation of such gain, a U.S. holder would be taxed on its proportionate share of Colony Credit’s undistributed long-term capital gain and would receive a credit or refund for its proportionate share of the tax Colony Credit paid.

•	Colony Credit will be subject to a 100% excise tax on transactions with a TRS that are not conducted on an arm’s-length basis.

•
if Colony Credit acquires any asset from a non-REIT C corporation in a merger or other transaction in which Colony Credit acquires a basis in the asset that is determined by reference either to the non-REIT C corporation’s basis in the asset or to another asset, Colony Credit will pay tax at the highest regular corporate rate applicable if it recognizes gain on the sale or disposition of the asset during the five-year period after it acquires the asset, provided no election is made for the transaction to be taxable on a current basis. This tax will generally apply to gain recognized with respect to assets that Colony Credit holds as of the effective date of its REIT election if such gain is recognized during the five-year period following such effective date or it may apply if Colony Credit were to engage in (or, potentially, become a successor to an entity that had engaged in) a tax-free spin-off transaction under Section 355 of the Code within 5 years of such effective date. The amount of gain on which Colony Credit would pay tax in the foregoing circumstances is the lesser of:

•
the amount of gain that Colony Credit recognizes at the time of the sale or disposition (or would have recognized if, at the time of a spin-off transaction described above, Colony Credit had disposed of the applicable asset); and

•
the amount of gain that Colony Credit would have recognized if it had sold the asset at the time Colony Credit acquired it, assuming that the non-REIT C corporation will not elect in lieu of this treatment an immediate tax when the asset is acquired.

•
Colony Credit may be required to pay monetary penalties to the IRS in certain circumstances, including if it fails to meet recordkeeping requirements intended to monitor its compliance with rules relating to the composition of a REIT’s holders, as described below in the section entitled “-Requirements for Qualification-Recordkeeping Requirements.”

•
the earnings of Colony Credit’s lower-tier entities that are subchapter C corporations, excluding any qualified REIT subsidiaries, or QRSs, but including domestic TRSs, are subject to U.S. federal corporate income tax.

•
if Colony Credit owns a residual interest in a real estate mortgage investment conduit, or a REMIC, it will be taxable at the highest corporate rate on the portion of any excess inclusion income that it derives from the REMIC residual interests equal to the percentage of our stock that is held in record name by “disqualified organizations.” Although the law is unclear, IRS guidance indicates that similar rules may apply to a REIT that owns an equity interest in a taxable mortgage pool. To the extent that Colony Credit owns a REMIC residual interest or a taxable mortgage pool through a TRS, it will not be subject to this tax. For a discussion of “excess inclusion income,” refer below to the section entitled “-Requirements for Qualification-Taxable Mortgage Pools.” A “disqualified organization” includes:

•	the United States;

•	any state or political subdivision of the United States;

•	any foreign government;

•	any international organization;

•	any agency or instrumentality of any of the foregoing;

•
any other tax-exempt organization, other than a farmer’s cooperative described in Section 521 of the Code, that is exempt both from income taxation and from taxation under the unrelated business taxable income provisions of the Code; and

•	any rural electrical or telephone cooperative.
In addition, Colony Credit and its subsidiaries may be subject to a variety of taxes, including payroll taxes and state, local and non-U.S. income, property and other taxes on its assets and operations. Colony Credit could also be subject to tax in situations and on transactions not presently contemplated. Moreover, as described further below, Colony Credit’s TRSs will be subject to U.S. federal, state and local corporate income tax on their taxable income.
Requirements for Qualification
A REIT is a corporation, trust or association that meets each of the following requirements:

1.	It is managed by one or more trustees or directors.

2.	Its beneficial ownership is evidenced by transferable shares or by transferable certificates of beneficial interest.

3.	It would be taxable as a domestic corporation but for the REIT provisions of the U.S. federal income tax laws.

4.	It is neither a financial institution nor an insurance company subject to special provisions of the U.S. federal income tax laws.

5.	At least 100 persons are beneficial owners of its shares or ownership certificates.

6.
Not more than 50% in value of its outstanding shares or ownership certificates is owned, directly or indirectly, by five or fewer individuals, which the Code defines to include certain entities, during the last half of any taxable year.

7.
It elects to be a REIT, or has made such election for a previous taxable year, and satisfies all relevant filing and other administrative requirements established by the IRS that must be met to elect and maintain REIT status.

8.	It meets certain other qualification tests, described below, regarding the nature of its income and assets and the amount of its distributions to holders.

9.	It uses a calendar year for U.S. federal income tax purposes.
Colony Credit must meet requirements 1 through 4, 8 and 9 during its entire taxable year and must meet requirement 5 during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Requirements 5 and 6 will begin applying to Colony Credit with its 2019 taxable year. If Colony Credit complies with all the requirements for ascertaining the ownership of its outstanding shares in a taxable year and has no reason to know that it violated requirement 6, it will be deemed to have satisfied requirement 6 for that taxable year. For purposes of determining share ownership under requirement 6, an “individual” generally includes a supplemental unemployment compensation benefits plan, a private foundation or a portion of a trust permanently set aside or used exclusively for charitable purposes. An “individual,” however, generally does not include a trust that is a qualified employee pension or profit-sharing trust under the U.S. federal income tax laws, and beneficiaries of such a trust will be treated as holding our stock in proportion to their actuarial interests in the trust for purposes of requirement 6. Colony Credit believes that it has issued sufficient stock with sufficient diversity of ownership to satisfy requirements 5 and 6. In addition, Colony Credit’s charter restricts the ownership and transfer of our stock so that it should continue to satisfy these requirements. To monitor compliance with the stock ownership requirements, Colony Credit is generally required to maintain records regarding the actual ownership of Colony Credit’s stock. To do so, Colony Credit must demand written statements each year from the record holders of significant percentages of its stock pursuant to which the record holders must disclose the actual owners of the stock (i.e., the persons required to include in gross income the dividends paid by Colony Credit). Colony Credit must maintain a list of those persons failing or refusing to comply with this demand as part of its records. Colony Credit could be subject to monetary penalties if it fails to comply with these record-keeping requirements. A holder that fails or refuses to comply with the demand is required by Treasury Regulations to submit a statement with its tax return disclosing the actual ownership of Colony Credit’s stock and other information. For purposes of requirement 9, Colony Credit has adopted December 31 as its year end, and thereby satisfies this requirement.

Relief from Violations; Reasonable Cause
The Code provides relief from violations of the REIT gross income requirements, as described below under “-Requirements for Qualification-Gross Income Tests,” in cases where a violation is due to reasonable cause and not to willful neglect, and other requirements are met, including the payment of a penalty tax that is based upon the magnitude of the violation. In addition, certain Code provisions extend similar relief in the case of certain violations of the REIT asset requirements (see “-Requirements for Qualification-Asset Tests” below) and other REIT requirements, again provided that the violation is due to reasonable cause and not willful neglect, and other conditions are met, including the payment of a penalty tax. If Colony Credit did not have reasonable cause for a failure, Colony Credit would fail to qualify as a REIT. Whether Colony Credit would have reasonable cause for any such failure cannot be known with certainty because the determination of whether reasonable cause exists depends on the facts and circumstances at the time and Colony Credit cannot provide any assurance that Colony Credit in fact would have reasonable cause for a particular failure or that the IRS would not successfully challenge our view that a failure was due to reasonable cause. Moreover, Colony Credit may be unable to actually rectify a failure and restore asset test compliance within the required timeframe due to the inability to transfer or otherwise dispose of assets, including as a result of restrictions on transfer imposed by our lenders or undertakings with our co-investors and/or the inability to acquire additional qualifying assets due to transaction risks, access to additional capital or other considerations. If Colony Credit fails to satisfy any of the various REIT requirements, there can be no assurance that these relief provisions would be available to enable Colony Credit to maintain our qualification as a REIT, and, if such relief provisions are available, the amount of any resultant penalty tax could be substantial.
Effect of Subsidiary Entities
Qualified REIT Subsidiaries. A corporation that is a QRS is not treated as a corporation separate from its parent REIT. All assets, liabilities and items of income, deduction and credit of a QRS are treated as assets, liabilities and items of income, deduction and credit of the REIT. A QRS is a corporation, other than a TRS, all the stock of which is owned by the REIT. Thus, in applying the requirements described herein, any QRS that Colony Credit owns will be ignored, and all assets, liabilities and items of income, deduction and credit of such subsidiary will be treated as Colony Credit’s assets, liabilities and items of income, deduction and credit.
Other Disregarded Entities and Partnerships. An unincorporated domestic entity, such as a partnership or limited liability company, that has a single owner for U.S. federal income tax purposes generally is not treated as an entity separate from its owner for U.S. federal income tax purposes. An unincorporated domestic entity with two or more owners is generally treated as a partnership for U.S. federal income tax purposes. In the case of a REIT that is a partner in a partnership that has other partners, the REIT is treated as owning its proportionate share of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the applicable REIT qualification tests. Thus, Colony Credit’s proportionate share of the assets, liabilities and items of income of the Operating Partnership, and any other partnership, joint venture or limited liability company that is treated as a partnership for U.S. federal income tax purposes in which it has acquired or will acquire an interest, directly or indirectly, or a subsidiary partnership, will be treated as its assets and gross income for purposes of applying the various REIT qualification requirements. For purposes of the 10% value test (described in the section entitled “-Asset Tests”), Colony Credit’s proportionate share is based on its proportionate interest in the equity interests and certain debt securities issued by the partnership. For all of the other asset and income tests, Colony Credit’s proportionate share is based on its proportionate interest in the capital of the partnership.
Colony Credit, through its Operating Partnership, holds and expects to acquire limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which Colony Credit owns a direct or indirect interest takes or expects to take actions that could jeopardize its qualification as a REIT or require it to pay tax, Colony Credit may be forced to dispose of its interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause Colony Credit to fail a REIT gross income or asset test, and that Colony Credit would not become aware of such action in time to dispose of its interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, Colony Credit could fail to qualify as a REIT unless it was able to qualify for a statutory REIT “savings” provision, which may require it to pay a significant penalty tax to maintain its REIT qualification.
Taxable REIT Subsidiaries. A REIT may own up to 100% of the stock of one or more TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by its parent REIT or through a disregarded or partnership subsidiary. The subsidiary corporation and the REIT must jointly elect to treat the subsidiary as a TRS. Any corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS.
A REIT is not treated as holding the assets of a TRS or as receiving any income that the TRS earns. Rather, the stock issued by the TRS is an asset in the hands of the parent REIT and the REIT recognizes as income the dividends, if any, that it receives from the TRS. This treatment can affect the income and asset test calculations that apply to the REIT. Because a parent REIT does not include the assets and income of such TRSs in determining the parent REIT’s compliance with the REIT requirements, TRSs may be used by the parent REIT to undertake indirectly activities that the REIT rules might otherwise preclude it from doing directly or through pass-through subsidiaries (for example, activities that give rise to certain categories of income such as management fees). Other than activities relating to the operation or management of lodging and healthcare facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants without causing the parent REIT to receive impermissible tenant service income under the REIT gross income tests.
Domestic TRSs are subject to U.S. federal income tax, and state and local income tax, where applicable, on their taxable income. To the extent that a domestic TRS is required to pay taxes, it will have less cash available for distribution to Colony Credit. If dividends are paid to Colony Credit by its domestic TRSs, then the dividends it pays to our holders who are taxed at individual rates, up to the amount of dividends it receives from its domestic TRSs, will generally be eligible to be taxed at the reduced 20% rate applicable to qualified dividend income.
The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, the rules impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s tenants that are not conducted on an arm’s-length basis. See “-New Interest Deduction Limitation Enacted by H.R. 1.”
Colony Credit is subject to the limitation that securities in TRSs may not represent more than 20% of the value of Colony Credit’s total assets. There can be no assurance that we will be able to comply with the 20% limitation.
In general, Colony Credit intends that any loans that are originated or acquired with an intention of selling such loans in a manner that might expose it to a 100% tax on “prohibited transactions” if originated or acquired by Colony Credit directly, will instead be originated or acquired by a TRS. Refer to the section entitled “-Gross Income Tests-Prohibited Transactions.” It is possible that such a TRS through which sales of securities are made may be treated as a “dealer” for U.S. federal income tax purposes. As a dealer, a TRS would generally mark all the securities it holds on the last day of each taxable year to their market value, and will recognize ordinary income or loss on such securities with respect to such taxable year as if they had been sold for that value on that day. In addition, a TRS may further elect to be subject to the mark-to-market regime described above in the event that the TRS is properly classified as a “trader” as opposed to a “dealer” for U.S. federal income tax purposes.
Subsidiary REITs. Colony Credit owns interests (directly or indirectly) in one or more entities that qualify as REITs. Colony Credit believes that each such REIT has operated, and will continue to operate, in a manner to permit Colony Credit to qualify for taxation as a REIT for U.S. federal income tax purposes and that stock in any such REIT will thus be a qualifying asset for purposes of the 75% asset test. However, if any such REIT fails to qualify as a REIT then (i) the entity would become subject to regular corporate income tax, as described herein (refer below to the section entitled “-Failure to Qualify”) and (ii) Colony Credit’s equity interest in such entity would cease to be a qualifying real estate asset for purposes of the 75% asset test and, if our protective TRS elections were ineffective, would become subject to the 5% asset test and the 10% vote or value test generally applicable to Colony Credit’s ownership in corporations other than REITs, QRSs or TRSs (refer below to the section entitled “-Asset Tests”). If such an entity failed to qualify as a REIT, it is possible that Colony Credit would not meet the 75% asset test, the 5% asset test, and/or the 10% vote or value test with respect to its interest in such entity, in which event Colony Credit would fail to qualify as a REIT, unless Colony Credit qualifies for certain relief provisions.
Taxable Mortgage Pools. An entity, or a portion of an entity, may be classified as a taxable mortgage pool, or a TMP under the Code if:

•	substantially all of its assets consist of debt obligations or interests in debt obligations;

•	more than 50% of those debt obligations are real estate mortgages or interests in real estate mortgages as of specified testing dates;

•	the entity has issued debt obligations that have two or more maturities; and

•	the payments required to be made by the entity on its debt obligations “bear a relationship” to the payments to be received by the entity on the debt obligations that it holds as assets.
Under the Treasury Regulations, if less than 80% of the assets of an entity (or a portion of an entity) consists of debt obligations, these debt obligations are considered not to comprise “substantially all” of its assets and therefore the entity would not be treated as a TMP. Financing arrangements entered into, directly or indirectly, by Colony Credit may give rise to TMPs, with the consequences described in the next paragraph.
A TMP generally is treated as a corporation for U.S. federal income tax purposes. However, special rules apply to a REIT, a portion of a REIT, or a QRS that is a TMP. If a REIT owns directly, or indirectly through one or more QRSs or other entities that are disregarded as separate entities for U.S. federal income tax purposes, 100% of the equity interests in the TMP, the TMP will be a

QRS and, therefore, ignored as an entity separate from the REIT for U.S. federal income tax purposes and would not generally affect the tax qualification of the REIT.
If Colony Credit has an investment in an arrangement that is classified as a TMP, that TMP arrangement will be subject to tax as a separate corporation unless Colony Credit owns 100% of the equity in such TMP arrangement so that it is treated as a QRS, as discussed above. Whether an arrangement is or is not a TMP may not be susceptible to precise determination. If an investment in which Colony Credit owns an interest is characterized as a TMP and thus as a separate corporation, Colony Credit will satisfy the 100% ownership requirement only so long as it owns all classes of securities that for tax purposes are characterized as equity, which is often an uncertain factual issue and in any event is unlikely in Colony Credit’s case given that it generally holds its assets through Colony Credit’s Operating Partnership. Accordingly, if an investment in which Colony Credit owns an interest is characterized as a TMP that does not qualify as a QRS, Colony Credit may be unable to comply with the REIT asset tests that restrict its ability to own most corporations. In addition, a portion of the REIT’s income from a TMP arrangement that is not taxed as a separate corporation, which might be non-cash accrued income, could be treated as “excess inclusion income.” The manner in which excess inclusion income is calculated is not clear under current law. However, as required by IRS guidance, Colony Credit intends to make such determinations based on what it believes to be a reasonable method. Under the IRS guidance, a REIT’s excess inclusion income, including any excess inclusion income from a residual interest in a REMIC, must be allocated among its holders in proportion to dividends paid. A REIT is required to notify holders of the amount of “excess inclusion income” allocated to them. A holder’s share of excess inclusion income:

•	cannot be offset by any net operating losses otherwise available to the holder;

•	in the case of a holder that is a REIT, a regulated investment company or a common trust fund or other pass-through entity, is considered excess inclusion income of such entity;

•	is subject to tax as unrelated business taxable income in the hands of most types of holders that are otherwise generally exempt from U.S. federal income tax;

•
results in the application of U.S. federal income tax withholding at the maximum rate (30%), without reduction for any otherwise applicable income tax treaty or other exemption, to the extent allocable to most types of non-U.S. holders; and

•
is taxable (at the highest corporate tax rate, currently 21%) to the REIT, rather than its holders, to the extent allocable to the REIT’s stock held in record name by holders that are disqualified organizations (generally, tax-exempt entities not subject to unrelated business income tax, including governmental organizations), in which case such disqualified organization could be obligated to reimburse Colony Credit for that tax.

Tax-exempt investors, regulated investment company or REIT investors, non-U.S. investors and taxpayers with net operating losses should carefully consider the tax consequences described above, and are urged to consult their tax advisors.
Gross Income Tests
Colony Credit must satisfy two gross income tests annually to qualify as a REIT. First, at least 75% of Colony Credit’s gross income for each taxable year must consist of defined types of income that it derives, directly or indirectly, from investments relating to real property or mortgages on real property or qualified temporary investment income. Qualifying income for purposes of the 75% gross income test generally includes:

•	rents from real property;

•	interest on debt secured by mortgages on real property or on interests in real property (including certain types of mortgage backed securities);

•	dividends or other distributions on, and gain from the sale of, shares in other REITs;

•	gain from the sale of real estate assets;

•	income and gain derived from foreclosure property;

•
income derived from a REMIC in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets, in which case all of the income derived from the REMIC; and

•
income derived from the temporary investment of new capital that is attributable to the issuance of our stock or a public offering of our debt with a maturity date of at least five years that is received during the one-year period beginning on the date on which Colony Credit received such new capital.

Although a debt instrument issued by a “publicly offered REIT” (i.e., a REIT that is required to file annual and periodic reports with the SEC under the Exchange Act) is treated as a “real estate asset” for purposes of the asset tests, the interest income and gain from the sale of such debt instruments is not treated as qualifying income for the 75% gross income test unless the debt instrument is secured by real property or an interest in real property.
Second, in general, at least 95% of Colony Credit’s gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities or any combination of these. For purposes of the 95% gross income test, gain from the sale of securities includes gain from the sale of a debt instrument issued by a “publicly offered REIT” even if not secured by real property or an interest in real property. Gross income from the sale of property that Colony Credit holds primarily for sale to customers in the ordinary course of business and cancellation of indebtedness, or COD income is excluded from both the numerator and the denominator in both income tests. Income and gain from “qualified hedging transactions,” as defined below in “-Hedging Transactions,” that are clearly and timely identified as such are excluded from both the numerator and the denominator for purposes of the 75% and 95% gross income tests. In addition, certain foreign currency gains are excluded from gross income for purposes of one or both of the gross income tests. Refer below to the section entitled “-Foreign Currency Gain.” The following paragraphs discuss the specific application of the gross income tests to Colony Credit.
Rents from Real Property
Rent that Colony Credit receives from its real property will qualify as “rents from real property” which is qualifying income for purposes of the 75% and 95% gross income tests, only if the following conditions are met:

•
First, the rent must not be based, in whole or in part, on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely by reason of being based on fixed percentages of receipts or sales.

•
Second, rents Colony Credit receives from a “related party tenant” will not qualify as rents from real property in satisfying the gross income tests unless the tenant is a TRS, and either: (i) at least 90% of the property is leased to unrelated tenants and the rent paid by the TRS is substantially comparable to the rent paid by the unrelated tenants for comparable space; or (ii) the TRS leases a qualified lodging facility or qualified health care property and engages an eligible independent contractor, as defined above in “-Taxable REIT Subsidiaries,” to operate such facility or property on its behalf. A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of the tenant.

•
Third, if rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as rents from real property. However, if the 15% threshold is exceeded, the rent attributable to personal property will not qualify as rents from real property.

•
Fourth, Colony Credit generally must not operate or manage its real property or furnish or render services to its tenants, other than through an “independent contractor” who is adequately compensated and from whom Colony Credit does not derive revenue. However, Colony Credit may provide services directly to tenants if the services are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not considered to be provided for the tenants’ convenience. In addition, Colony Credit may directly provide a minimal amount of “noncustomary” services to the tenants of a property as long as its income from the services (valued at not less than 150% of Colony Credit’s direct cost of performing such services) does not exceed 1% of its income from the related property in which case only the amounts for noncustomary services are not treated as rents from real property. If, however, the gross income from such noncustomary services exceeds this 1% threshold, none of the gross income derived from the relevant property will qualify as rents from real property. Furthermore, Colony Credit may own up to 100% of the stock of a TRS that provides customary and noncustomary services to its tenants without tainting the rental income for the related properties. Refer to the section entitled “-Taxable REIT Subsidiaries.”

Unless Colony Credit determines that the resulting non-qualifying income under any of the following circumstances, taken together with all other non-qualifying income earned by it in the taxable year, will not jeopardize its qualification as a REIT, Colony Credit does not intend to:

•
derive rental income attributable to personal property other than personal property leased in connection with the lease of real property, the amount of which is less than 15% of the total rent received under the lease;

•	rent any property to a related party tenant, including, except with respect to qualified health care properties and qualified lodging facilities, a TRS;

•
charge rent for any property that is based in whole or in part on the income or profits of any person, except by reason of being based on a fixed percentage or percentages of receipts or sales, as described above; or

•	directly or indirectly perform services considered to be noncustomary or provided for the tenant’s convenience other than through a TRS or independent contractor.
Interest
The term “interest,” as defined for purposes of both gross income tests, generally excludes any amount that is based, in whole or in part, on the income or profits of any person. However, interest generally includes the following:

•	an amount that is based on a fixed percentage or percentages of receipts or sales; and

•
an amount that is based on the income or profits of a debtor, as long as the debtor derives substantially all of its income from the real property securing the debt from leasing substantially all of its interest in the property and only to the extent that the amounts received by the debtor would be qualifying “rents from real property” if received directly by a REIT.

If a loan contains a provision that entitles a REIT to a percentage of the borrower’s gain upon the sale of the real property securing the loan or a percentage of the appreciation in the property’s value as of a specific date, income attributable to that loan provision will be treated as gain from the sale of the property securing the loan, which generally is qualifying income for purposes of both gross income tests, provided that the property is not inventory or dealer property in the hands of the borrower or the REIT.
Interest on debt secured by mortgages on real property or on interests in real property (including, in the case of a loan secured by real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all such property securing the loan), including, for this purpose, prepayment penalties, loan assumption fees and late payment charges that are not compensation for services, generally is qualifying income for purposes of the 75% gross income test. In general, under applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of: (i) the date Colony Credit agreed to acquire or originate the loan; or (ii) as discussed further below, in the event of a “significant modification,” the date Colony Credit modified the loan, then a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. The portion of the interest income that will not be qualifying income for purposes of the 75% gross income test will be equal to the portion of the principal amount of the loan that is not secured by real property-that is, the amount by which the loan exceeds the value of the real property that is security for the loan. As discussed further below, IRS guidance provides that Colony Credit does not need to redetermine fair market value of the real property securing the loan in connection with a loan modification that is occasioned by a borrower default or made at a time when Colony Credit reasonably believes that the modification to the loan will substantially reduce a significant risk of default on the loan.
Colony Credit invests in loans secured by real property that is under construction or being significantly improved, in which case the value of the real estate that is security for the loan will be the fair market value of the land plus the reasonably estimated cost of the improvements or developments (including, in the case of a loan secured by real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all such property securing the loan) which will secure the loans and which are to be constructed from proceeds of the loan.
Colony Credit holds certain mezzanine loans and may originate or acquire other mezzanine loans. Mezzanine loans are loans secured by equity interests in an entity that directly or indirectly owns real property, rather than by a direct mortgage of the real property. In Revenue Procedure 2003-65, the IRS established a safe harbor under which loans secured by a first priority security interest in ownership interests in a partnership or limited liability company owning real property will be treated as real estate assets for purposes of the REIT asset tests described below, and interest derived from those loans will be treated as qualifying income for both the 75% and 95% gross income tests, provided several requirements are satisfied.
Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Moreover, Colony Credit expects that some of its mezzanine loans may not meet all of the requirements for reliance on the safe harbor. To the extent any mezzanine loans that Colony Credit originates or acquires do not qualify for the safe harbor described above, the interest income from the loans will be qualifying income for purposes of the 95% gross income test, but there is a risk that such interest income will not be qualifying income for purposes of the 75% gross income test. Colony Credit believes that it currently invests in mezzanine loans, and intends to continue to invest in mezzanine loans, in a manner that will enable it to satisfy the REIT gross income and asset tests.
Colony Credit and its subsidiaries hold certain participation interests, or subordinated mortgage interests, in mortgage loans and mezzanine loans originated by other lenders. A subordinated mortgage interest is an interest created in an underlying loan by virtue of a participation or similar agreement, to which the originator of the loan is a party, along with one or more participants. The borrower on the underlying loan is typically not a party to the participation agreement. The performance of a participant’s investment depends upon the performance of the underlying loan and if the underlying borrower defaults, the participant typically has no recourse against the originator of the loan. The originator often retains a senior position in the underlying loan and grants junior participations, which will be a first loss position in the event of a default by the borrower. Colony Credit expects that its (and its subsidiaries’) participation interests generally will qualify as real estate assets for purposes of the REIT asset tests described below and that interest derived from such investments generally will be treated as qualifying interest for purposes of the 75% gross income test. The appropriate treatment of participation interests for U.S. federal income tax purposes is not entirely certain, however, and no assurance can be given that the IRS will not challenge Colony Credit’s treatment of its participation interests.
Many of the terms of the mortgage loans, mezzanine loans and subordinated mortgage interests and the loans supporting the mortgage-backed securities that Colony Credit holds or expects to acquire have been modified and may in the future be modified. Under the Code, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. Revenue Procedure 2014-51 provides a safe harbor pursuant to which Colony Credit will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when Colony Credit reasonably believes that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of Colony Credit’s loan modifications will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent Colony Credit significantly modifies loans in a manner that does not qualify for that safe harbor, it will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, Colony Credit generally will not obtain third-party appraisals but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge Colony Credit’s internal valuations. If the terms of Colony Credit’s mortgage loans, mezzanine loans and subordinated mortgage interests and loans supporting its mortgage-backed securities are significantly modified in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, Colony Credit could fail the 75% gross income test, the 75% asset test and/or the 10% value test.
Colony Credit and its subsidiaries also hold, and may in the future, acquire distressed mortgage loans. Revenue Procedure 2014-51 provides that the IRS will treat distressed mortgage loans acquired by a REIT that are secured by real property and other property as producing in part non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2014-51 indicates that interest income on such a distressed mortgage loan will be treated as qualifying income based on the ratio of: (i) the fair market value of the real property securing the debt determined as of the date the REIT committed to acquire the loan; and (ii) the face amount of the loan (and not the purchase price or current value of the debt). The face amount of a distressed mortgage loan will typically exceed the fair market value of the real property securing the mortgage loan on the date the REIT commits to acquire the loan. It is unclear how the safe harbor in Revenue Procedure 2014-51 is affected by the recent legislative changes regarding the treatment of personal property securing a mortgage loan. Colony Credit intends to invest in distressed mortgage loans in a manner that consistent with qualifying as a REIT.
Colony Credit and its subsidiaries have entered into certain sale and repurchase agreements under which it nominally sells certain mortgage assets to a counterparty and simultaneously enters into an agreement to repurchase the sold assets. Based on positions the IRS has taken in analogous situations, Colony Credit believes that it will be treated for purposes of the REIT gross income and asset tests (refer below to the section entitled “-Asset Tests”) as the owner of the mortgage assets that are the subject of any such agreement notwithstanding that record ownership of the assets is transferred to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that Colony Credit does not own the mortgage assets during the term of the sale and repurchase agreement, in which case its ability to qualify as a REIT could be adversely affected.
Colony Credit may invest in other agency securities that are pass-through certificates. Colony Credit expects that any such agency securities will be treated as either interests in a grantor trust or as interests in a REMIC for U.S. federal income tax purposes and that all interest income from such agency securities will be qualifying income for the 95% gross income test. In the case of agency securities treated as interests in grantor trusts, Colony Credit would be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. The interest on such mortgage loans would be qualifying income for purposes of the 75% gross income test to the extent that such loan is secured by real property, as discussed above. In the case of agency securities treated as interests in a REMIC, income derived from such REMIC interests generally will be treated as qualifying income for purposes of the 75% gross income test. As discussed above, however, if less than 95% of the assets of the REMIC are real estate assets then only a proportionate part of the income derived from Colony Credit’s interest in the REMIC will qualify for purposes of the 75% gross income tests. To the extent that a REMIC interest includes an imbedded interest swap or cap contract or other derivative instrument, such derivative instrument could produce non-qualifying income for purposes of the 75% gross income test. Colony Credit expects that substantially all of its income from agency securities will be qualifying income for purposes of the 75% and 95% gross income tests.

Dividends; Subpart F Income
Colony Credit’s share of any dividends received from any corporation (including any TRS, but excluding any REIT) in which it owns an equity interest will qualify for purposes of the 95% gross income test but not for purposes of the 75% gross income test. Colony Credit’s share of any dividends received from any other REIT in which it owns an equity interest, including any subsidiary REIT, will be qualifying income for purposes of both gross income tests.
In addition, Colony Credit may be required to include in gross income its share of “Subpart F income” of one or more foreign (non-U.S.) corporations in which it invests, including its foreign TRSs, regardless of whether it receives distributions from such corporations. Pursuant to Revenue Procedure 2018-48, Colony Credit will treat certain income inclusions received with respect to equity investments in foreign TRSs as qualifying income for purposes of the 95% gross income test but not the 75% gross income test.
Fee Income
Colony Credit expects to receive various fees in connection with its operations. Fee income will be qualifying income for purposes of both the 75% and 95% gross income tests if it is received in consideration for entering into an agreement to make a loan secured by mortgages on or interests in real property, and the fees are not determined by the income and profits of any person. Other fees, such as origination and servicing fees, fees for acting as a broker-dealer and fees for managing investments for third parties, are not qualifying income for purposes of either gross income test. Any fees earned by a TRS are not included for purposes of the gross income tests.
Hedging Transactions
From time to time, Colony Credit and its subsidiaries expect to enter into hedging transactions with respect to one or more of its assets or liabilities. Colony Credit’s hedging activities may include entering into interest rate swaps, caps and floors, options to purchase such items and futures and forward contracts. Income and gain from “qualified hedging transactions” are excluded from gross income for purposes of the 75% and 95% gross income tests. A “qualified hedging transaction” includes: (i) any transaction entered into in the normal course of Colony Credit’s trade or business primarily to manage the risk of interest rate, price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets; (ii) any transaction entered into primarily to manage the risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain); and (iii) any transaction entered into to “offset” a transaction described in (i) or (ii) if a portion of the hedged indebtedness is extinguished or the related property disposed of. Colony Credit will be required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated or entered into and to satisfy other identification requirements in order to be treated as a qualified hedging transaction. Colony Credit intends to structure any hedging transactions in a manner that does not jeopardize its qualification as a REIT.
COD Income
From time to time, Colony Credit and its subsidiaries may recognize COD income, in connection with repurchasing debt at a discount. COD income is excluded from gross income for purposes of both the 75% and 95% gross income tests.
Foreign Currency Gain
Certain foreign currency gain is excluded from gross income for purposes of one or both of the gross income tests. “Real estate foreign exchange gain” is excluded from gross income for purposes of the 75% gross income test. Real estate foreign exchange gain generally includes foreign currency gain attributable to any item of income or gain that is qualifying income for purposes of the 75% gross income test, foreign currency gain attributable to the acquisition or ownership of (or becoming or being the obligor under) obligations and certain foreign currency gain attributable to certain “qualified business units” of a REIT. “Passive foreign exchange gain” is excluded from gross income for purposes of the 95% gross income test. Passive foreign exchange gain generally includes real estate foreign exchange gain as described above and also includes foreign currency gain attributable to any item of income or gain that is qualifying income for purposes of the 95% gross income test and foreign currency gain attributable to the acquisition or ownership of (or becoming or being the obligor under) obligations secured by mortgages on real property or on interests in real property. Because passive foreign exchange gain includes real estate foreign exchange gain, real estate foreign exchange gain is excluded from gross income for purposes of both the 75% and 95% gross income tests. These exclusions for real estate foreign exchange gain and passive foreign exchange gain do not apply to certain foreign currency gain derived from dealing, or engaging in substantial and regular trading, in securities, which is treated as non-qualifying income for purposes of both the 75% and 95% gross income tests.

Prohibited Transactions
A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. Colony Credit believes that none of its assets are held or will be held primarily for sale to customers and that a sale of any of its assets has not been, and will not be, in the ordinary course of its business. Whether a REIT holds an asset “primarily for sale to customers in the ordinary course of a trade or business” depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. A safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction and the 100% prohibited transaction tax is available if the following requirements are met:

•	the REIT has held the property for not less than two years;

•
the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of the sale that are includable in the basis of the property do not exceed 30% of the net selling price of the property;

•
either: (i) during the year in question, the REIT did not make more than seven sales of property other than foreclosure property or sales to which Section 1031 or 1033 of the Code applies; (ii) the aggregate adjusted bases of all such properties sold by the REIT during the year did not exceed 10% of the aggregate bases of all of the assets of the REIT at the beginning of the year; (iii) the aggregate fair market value of all such properties sold by the REIT during the year did not exceed 10% of the aggregate fair market value of all of the assets of the REIT at the beginning of the year; (iv)(A) the aggregate adjusted tax bases of all such properties sold by the REIT during the year did not exceed 20% of the aggregate adjusted bases of all property of the REIT at the beginning of the year and (B) the three-year average percentage of properties sold by the REIT compared to all the REIT’s properties (measured by adjusted bases) taking into account the current and two prior years did not exceed 10%; or (v)(A) the aggregate fair market value of all such properties sold by the REIT during the year did not exceed 20% of the aggregate fair market value of all property of the REIT at the beginning of the year and (B) the three-year average percentage of properties sold by the REIT compared to all the REIT’s properties (measured by fair market value) taking into account the current and two prior years did not exceed 10%;

•	in the case of property not acquired through foreclosure or lease termination, the REIT has held the property for at least two years for the production of rental income; and

•
if the REIT has made more than seven sales of non-foreclosure property during the taxable year, substantially all of the marketing and development expenditures with respect to the property were made through an independent contractor from whom the REIT derives no income or a TRS.

No assurance can be given that any property that Colony Credit sells will not be treated as property held “primarily for sale to customers in the ordinary course of a trade or business” or that Colony Credit will be able to comply with the safe harbor when disposing of assets. The 100% tax will not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be taxed to the corporation at regular corporate income tax rates. Colony Credit intends to structure its activities to avoid transactions that would result in a material amount of prohibited transaction tax.
Foreclosure Property
Colony Credit will be subject to tax at the maximum corporate rate on any income from foreclosure property, which includes certain foreign currency gains and related deductions recognized, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income. However, gross income from foreclosure property will qualify under the 75% and 95% gross income tests. Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:

•
that is acquired by a REIT as the result of the REIT having bid on such property at foreclosure or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or default was imminent on a lease of such property or on indebtedness that such property secured;

•	for which the related loan was acquired by the REIT at a time when the default was not imminent or anticipated; and

•	for which the REIT makes a proper election to treat the property as foreclosure property.
A REIT will not be considered to have foreclosed on a property where the REIT takes control of the property as a mortgagee-in-possession and cannot receive any profit or sustain any loss except as a creditor of the mortgagor. Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property or longer if an extension is granted by the Secretary of the Treasury. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

•
on which any construction takes place on the property, other than completion of a building or any other improvement, where more than 10% of the construction was completed before default became imminent; or

•
which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.

Colony Credit may acquire properties as a result of foreclosure or otherwise reducing the property to ownership when default has occurred or is imminent and may make foreclosure property elections with respect to some or all of those properties if such election is available (which may not be the case with respect to acquired “distressed loans”).
Cash/Income Differences/Phantom Income
Due to the nature of the assets in which Colony Credit invests, Colony Credit may be required to recognize taxable income from those assets in advance of its receipt of cash flow on or proceeds from disposition of such assets, and may be required to report taxable income in early periods that exceeds the economic income ultimately realized on such assets.
Colony Credit may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount generally will be treated as “market discount” for U.S. federal income tax purposes. Colony Credit may elect to include in taxable income accrued market discount as it accrues rather than as it is realized for economic purposes, resulting in phantom income. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If Colony Credit collects less on the debt instrument than its purchase price plus the market discount it had previously reported as income, it may not be able to benefit from any offsetting loss deductions.
Colony Credit may acquire mortgage-backed securities that have been issued with original issue discount. In general, Colony Credit will be required to accrue original issue discount based on the constant yield to maturity of the mortgage-backed security, and to treat it as taxable income in accordance with applicable U.S. federal income tax rules even though smaller or no cash payments are received on such debt instrument. As in the case of the market discount discussed in the preceding paragraph, the constant yield in question will be determined and Colony Credit will be taxed based on the assumption that all future payments due on the mortgage-backed security in question will be made. If all payments on the mortgage-backed securities are not made, Colony Credit may not be able to benefit from any offsetting loss deductions.
In addition, pursuant to its investment strategy, Colony Credit may acquire distressed debt instruments and subsequently modify such instruments by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to Colony Credit in a debt-for-debt exchange with the borrower. In that event, Colony Credit may be required to recognize income to the extent the principal amount of the modified debt exceeds its adjusted tax basis in the unmodified debt, and would hold the modified loan with a cost basis equal to its principal amount for U.S. federal tax purposes. To the extent that such modifications are made with respect to a debt instrument held by a TRS treated as a dealer, as described above, such a TRS would be required at the end of each taxable year, including the taxable year in which such modification was made, to mark the modified debt instrument to its fair market value as if the debt instrument were sold. In that case, the TRS generally would recognize a loss at the end of the taxable year in which the modifications were made to the extent the fair market value of such debt instrument were less than its principal amount after the modification.
In addition, in the event that any debt instruments or mortgage-backed securities acquired by Colony Credit are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, Colony Credit may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, Colony Credit may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of whether corresponding cash payments are received.
Colony Credit may also be required under the terms of indebtedness that it incurs to private lenders or otherwise to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to holders of its securities.
Due to each of these potential timing differences between income recognition or expense deduction and cash receipts or disbursements, there is a significant risk that Colony Credit may have substantial taxable income in excess of cash available for distribution. In that event, Colony Credit may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized. Refer below to the section entitled “-Distribution Requirements.”
Failure to Satisfy the Gross Income Tests
If Colony Credit fails to satisfy one or both of the gross income tests for any taxable year, it nevertheless may qualify as a REIT for that year if it qualifies for relief under certain provisions of the U.S. federal income tax laws. Those relief provisions are available if:

•	Colony Credit’s failure to meet those tests is due to reasonable cause and not to willful neglect; and

•	following such failure for any taxable year, Colony Credit files a schedule of the sources of its income with the IRS.
Colony Credit cannot predict, however, whether in all circumstances it would qualify for the relief provisions. In addition, as discussed above in the section entitled “-Taxation of Colony Credit Real Estate, Inc.” even if the relief provisions apply, Colony Credit would incur a 100% tax on the gross income attributable to the greater of the amount by which it fails the 75% or 95% gross income test, in each case, multiplied by a fraction intended to reflect its profitability.
Asset Tests
To qualify as a REIT, Colony Credit also must satisfy the following asset tests at the end of each quarter of each taxable year. First, at least 75% of the value of its total assets must consist of:

•	cash or cash items, including certain receivables and money market funds;

•	government securities;

•
interests in real property, including leaseholds, options to acquire real property and leaseholds, and personal property to the extent such personal property is leased in connection with real property and rents attributable to such personal property are treated as “rents from real property”;

•	interests in mortgage loans secured by real property;

•	stock in other REITs and debt instruments issued by “publicly offered REITs”;

•
investments in stock or debt instruments during the one-year period following Colony Credit’s receipt of new capital that it raises through equity offerings or public offerings of debt with at least a five-year term; and

•
regular or residual interests in a REMIC. However, if less than 95% of the assets of a REMIC consist of assets that are qualifying real estate-related assets under the U.S. federal income tax laws, determined as if Colony Credit held such assets, Colony Credit will be treated as holding directly its proportionate share of the assets of such REMIC.

Second, of Colony Credit’s investments not included in the 75% asset class, the value of its interest in any one issuer’s securities may not exceed 5% of the value of its total assets, or the 5% asset test.
Third, of Colony Credit’s investments not included in the 75% asset class, it may not own more than 10% of the voting power or value of any one issuer’s outstanding securities, or the 10% vote or value test.
Fourth, no more than 20% of the value of Colony Credit’s total assets may consist of the securities of one or more TRSs.
Fifth, no more than 25% of the value of Colony Credit’s total assets may consist of securities that are not qualifying assets for purposes of the 75% asset test described above, or the 25% securities test.
Sixth, no more than 25% of the value of Colony Credit’s total assets may consist of debt instruments issued by “publicly offered REITs” to the extent such debt instruments are not secured by real property or interests in real property.
For purposes of the 5% asset test, the 10% vote or value test and the 25% securities test, the term “securities” does not include stock in another REIT, debt of a “publicly offered REIT,” equity or debt securities of a QRS or, in the case of the 5% asset test and 10% vote or value test, TRS debt or equity, mortgage loans or mortgage-backed securities that constitute real estate assets, or equity interests in a partnership. The term “securities,” however, generally includes debt securities issued by a partnership or another REIT (other than a “publicly offered REIT”), except, for purposes of the 10% value test, the term “securities” does not include:

•
“Straight debt” securities, which is defined as a written unconditional promise to pay on demand or on a specified date a sum certain in money if: (i) the debt is not convertible, directly or indirectly, into equity; and (ii) the interest rate and interest payment dates are not contingent on profits, the borrower’s discretion, or similar factors. “Straight debt” securities do not include any securities issued by a partnership or a corporation in which Colony Credit or any TRS in which Colony Credit owns more than 50% of the voting power or value of the shares hold non-“straight debt” securities that have an aggregate value of more than 1% of the issuer’s outstanding securities. However, “straight debt” securities include debt subject to the following contingencies:

•
a contingency relating to the time of payment of interest or principal, as long as either: (i) there is no change to the effective yield of the debt obligation, other than a change to the annual yield that does not exceed the greater of 0.25% or 5% of the annual yield; or (ii) neither the aggregate issue price nor the aggregate face amount of the issuer’s debt obligations held by Colony Credit exceeds $1 million and no more than 12 months of unaccrued interest on the debt obligations can be required to be prepaid; and

•	a contingency relating to the time or amount of payment upon a default or prepayment of a debt obligation, as long as the contingency is consistent with customary commercial practice.

•	Any loan to an individual or an estate;

•	Any “section 467 rental agreement” other than an agreement with a related party tenant;

•	Any obligation to pay “rents from real property”;

•	Certain securities issued by governmental entities;

•	Any security issued by a REIT;

•
Any debt instrument issued by an entity treated as a partnership for U.S. federal income tax purposes in which Colony Credit is a partner to the extent of its proportionate interest in the equity and debt securities of the partnership; and

•
Any debt instrument issued by an entity treated as a partnership for U.S. federal income tax purposes not described in the preceding bullet points if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test described above in the section entitled “-Gross Income Tests.”

For purposes of the 10% value test, Colony Credit’s proportionate share of the assets of a partnership is its proportionate interest in any securities issued by the partnership, without regard to the securities described in the last two bullet points above.
Colony Credit’s holdings of securities and other assets have complied, and will continue to comply, with the foregoing asset tests, and Colony Credit intends to monitor its compliance on an ongoing basis. However, independent appraisals have not been obtained to support Colony Credit’s conclusions as to the value of its assets or the value of any particular security or securities. Moreover, values of some assets, including instruments issued in collateralized debt obligation transactions, may not be susceptible to a precise determination, and values are subject to change in the future.
Furthermore, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the asset tests. Accordingly, there can be no assurance that the IRS will not contend that Colony Credit’s interests in its subsidiaries or in the securities of other issuers will not cause a violation of the asset tests.
As described above, Revenue Procedure 2003-65 provides a safe harbor pursuant to which certain mezzanine loans secured by a first priority security interest in ownership interests in a partnership or limited liability company will be treated as qualifying assets for purposes of the 75% asset test (and therefore, are not subject to the 5% asset test and the 10% vote or value test). Refer to the section entitled “-Gross Income Tests.” Colony Credit expects that some of its mezzanine loans may not qualify for that safe harbor. To the extent that Colony Credit determines that a mezzanine loan likely would not qualify for the safe harbor and also would not be excluded from the definition of securities for purposes of the 10% vote or value test or could cause Colony Credit not to satisfy the 75% or 5% assets tests, it would hold that mezzanine loan through a TRS.
Colony Credit owns stock in several REITS and expects to invest in the stock of other entities that intend to qualify as REITs in the future. Colony Credit believes that any stock that it has acquired or will acquire in other REITs has been, or will be, qualifying assets for purposes of the 75% asset test. If a REIT in which Colony Credit owns stock fails to qualify as a REIT in any year, however, the stock in such REIT will not be a qualifying asset for purposes of the 75% asset test. Instead, Colony Credit would be subject to the 5% asset test, the 10% vote or value test and the 25% securities test described above with respect to its investment in such a disqualified REIT. Consequently, if a REIT in which Colony Credit owns stock fails to qualify as a REIT, Colony Credit could fail one or more of the asset tests described above. To the extent Colony Credit invests in other REITs, it intends to do so in a manner that will enable it to continue to satisfy the REIT asset tests.

As discussed above in the section entitled “-Gross Income Tests,” Colony Credit and its subsidiaries may invest in distressed mortgage loans. In general, under the applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of: (i) the date Colony Credit agreed to acquire or originate the loan; or (ii) in the event of a significant modification, the date Colony Credit modified the loan, then a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will also likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the 10% vote or value test. IRS Revenue Procedure 2014-51 provides a safe harbor under which the IRS has stated that it will not challenge a REIT’s treatment of a loan as being, in part, a qualifying real estate asset in an amount equal to the lesser of: (i) the fair market value of the loan on the relevant quarterly REIT asset testing date; or (ii) the greater of (A) the fair market value of the real property securing the loan on the relevant quarterly REIT asset testing date or (B) the fair market value of the real property securing the loan determined as of the date the REIT committed to originate or acquire the loan. It is unclear how the safe harbor in Revenue Procedure 2014-51 is affected by the recent legislative changes regarding the treatment of loans secured by both real property and personal property where the fair market value of the personal property does not exceed 15% of the sum of the fair market values of the real property and the personal property securing the loan. There can be no assurance that later interpretations of or any clarifications to this Revenue Procedure will be consistent with how Colony Credit currently is applying it to its REIT compliance analysis. Colony Credit intends to invest in distressed mortgage loans in a manner consistent with qualifying as a REIT.
Also as discussed above, Colony Credit intends to invest in agency securities that are pass-through certificates. Colony Credit expects that the agency securities will be treated either as interests in grantor trusts or as interests in REMICs for U.S. federal income tax purposes. In the case of agency securities treated as interests in grantor trusts, Colony Credit would be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. Such mortgage loans generally will qualify as real estate assets to the extent that they are secured by real property. Colony Credit expects that substantially all of its agency securities treated as interests in a grantor trust will qualify as real estate assets. In the case of agency securities treated as interests in a REMIC, such interests generally will qualify as real estate assets. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of Colony Credit’s interest in the REMIC will qualify as a real estate asset. To the extent that Colony Credit holds mortgage participations or mortgage-backed securities that do not represent interests in a grantor trust or REMIC interests, such assets may not qualify as real estate assets depending upon the circumstances and the specific structure of the investment.
Failure to Satisfy the Asset Tests
Colony Credit has monitored, and will continue to monitor, the status of its assets for purposes of the various asset tests. If Colony Credit fails to satisfy the asset tests at the end of a calendar quarter, it will not lose its REIT qualification if:

•	Colony Credit satisfied the asset tests at the end of the preceding calendar quarter; and

•
the discrepancy between the value of Colony Credit’s assets and the asset test requirements arose from changes in the market values of its assets and was not wholly or partly caused by the acquisition of one or more non-qualifying assets.

If Colony Credit does not satisfy the condition described in the second item, above, it still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.
If at the end of any calendar quarter Colony Credit violates the 5% asset test or the 10% vote or value test described above, it will not lose its REIT qualification if: (i) the failure is de minimis (up to the lesser of 1% of its assets or $10 million); and (ii) it disposes of assets causing the failure or otherwise complies with the asset tests within six months after the last day of the quarter in which it identifies such failure. In the event of a failure of any of the asset tests (other than de minimis failures described in the preceding sentence), as long as the failure was due to reasonable cause and not to willful neglect, Colony Credit will not lose its REIT status if it: (i) disposes of assets or otherwise complies with the asset tests within six months after the last day of the quarter in which it identifies the failure; (ii) it files a description of each asset causing the failure with the IRS; and (iii) pays a tax equal to the greater of $50,000 or 35% of the net income from the non-qualifying assets during the period in which Colony Credit failed to satisfy the asset tests.
Distribution Requirements
Each taxable year, Colony Credit must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our holders in an aggregate amount at least equal to the sum of:

•	90% of its “REIT taxable income,” computed without regard to the dividends paid deduction and its net capital gain or loss; and

•	90% of its after-tax net income, if any, from foreclosure property; minus

•	the sum of certain items of non-cash income.
Generally, Colony Credit must pay such distributions in the taxable year to which they relate, or in the following taxable year if: (i) Colony Credit declares the distribution before it timely files its U.S. federal income tax return for the year and pays the distribution on or before the first regular dividend payment date after such declaration; or (ii) Colony Credit declares the distribution in October, November or December of the taxable year, payable to holders of record on a specified day in any such month, and it actually pays the dividend before the end of January of the following year. The distributions under clause (i) are taxable to the holders in the year in which paid and the distributions in clause (ii) are treated as paid on December 31 of the prior taxable year in which they were declared. In both instances, these distributions relate to Colony Credit’s prior taxable year for purposes of the 90% distribution requirement.
Unless Colony Credit qualifies as a “publicly offered REIT,” in order for its distributions to be counted as satisfying the annual distribution requirement for REITs and to provide it with the REIT-level tax deduction, such distributions must not have been “preferential dividends.” A dividend is not a preferential dividend if that distribution is: (i) pro rata among all outstanding shares within a particular class; and (ii) in accordance with the preferences among different classes of stock as set forth in Colony Credit’s organizational documents. Colony Credit believes that it qualifies as “publicly offered REIT,” and so long as it qualifies as a “publicly offered REIT,” the preferential dividend rule will not apply to it.
Colony Credit will pay U.S. federal income tax on taxable income, including net capital gain, that it does not distribute to holders. Furthermore, if Colony Credit fails to distribute during a calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of:

•	85% of its REIT ordinary income for such year;

•	95% of its REIT capital gain income for such year; and

•	any undistributed taxable income from prior periods,
Colony Credit will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts it actually distributes and the amounts of income retained on which Colony Credit has paid corporate income tax.
Colony Credit may elect to retain and pay income tax on the net long-term capital gain it receives in a taxable year. If Colony Credit so elects, it will be treated as having distributed any such retained amount for purposes of the 4% nondeductible excise tax described above. Colony Credit intends to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income tax and the 4% nondeductible excise tax.
It is possible that, from time to time, Colony Credit may experience timing differences between the actual receipt of income and/or payment of deductible expenses and the inclusion of that income or deduction in arriving at its REIT taxable income. Refer to, for example, the discussion of excess inclusion income above in the section entitled “-Requirements for Qualification-Taxable Mortgage Pools.” Other potential sources of non-cash taxable income include gain recognized on the deemed exchange of distressed debt that has been modified, real estate and securities that have been financed through securitization structures, such as the collateralized debt obligation structure, which require some or all of available cash flow to be used to service borrowings, loans or mortgage-backed securities that Colony Credit holds that have been issued at a discount and require the accrual of taxable economic interest in advance of its receipt in cash and distressed loans on which Colony Credit may be required to accrue taxable interest income even though the borrower is unable to make current servicing payments in cash. Furthermore, under amendments to Section 451 of the Code made by H.R. 1, subject to certain exceptions, Colony Credit must accrue income for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income. In addition, Section 162(m) of the Code places a per-employee limit of $1 million on the amount of compensation that a publicly held corporation may deduct in any one year with respect to its chief executive officer and certain other highly compensated executive officers. Recent changes to Section 162(m) made by H.R. 1 eliminated an exception that formerly permitted certain performance-based compensation to be deducted even if in excess of $1 million, which may have the effect of increasing our REIT taxable income. In the event that such timing differences occur, it might be necessary to arrange borrowings or other means of raising capital to meet the distribution requirements. Additionally, Colony Credit may, if possible, pay taxable dividends of our stock or debt to meet the distribution requirements.
The IRS recently issued Revenue Procedure 2017-45, authorizing elective stock dividends to be made by public REITs. Pursuant to this revenue procedure, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective stock dividend as a distribution of property under Section 301 of the Code (i.e., as a dividend to the extent of our earnings and profits), as long as at least 20% of the total dividend is available in cash and certain other requirements outlined in the revenue procedure are met.
Under certain circumstances, Colony Credit may be able to correct a failure to meet the distribution requirement for a year by paying “deficiency dividends” to our holders in a later year. Colony Credit may include such deficiency dividends in its deduction for dividends paid for the earlier year. Although Colony Credit may be able to avoid income tax on amounts distributed as deficiency dividends, it will be required to pay interest to the IRS based upon the amount of any deduction it takes for deficiency dividends.
In addition, a REIT is required to distribute all accumulated earnings and profits attributable to non-REIT years by the close of its first taxable year in which it has non-REIT earnings and profits to distribute.
New Interest Deduction Limitation Enacted by H.R. 1
Commencing in taxable years beginning after December 31, 2017, Section 163(j) of the Code, as amended by H.R. 1, limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to the 30% limitation. Adjusted taxable income is determined without regard to certain deductions, including those for net interest expense, net operating loss carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. Provided the taxpayer makes a timely election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage, within the meaning of Section 469(c)(7)(C) of the Code. If this election is made, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system under the Code, which is generally less favorable than the generally applicable system of depreciation under the Code. If Colony Credit does not make the election or if the election is determined not to be available with respect to all or certain of our business activities, the new interest deduction limitation could result in us having more REIT taxable income and thus increase the amount of distributions Colony Credit must make to comply with the REIT requirements and avoid incurring corporate level tax. Similarly, the limitation could cause Colony Credit’s TRSs to have greater taxable income and thus potentially greater corporate tax liability.
Recordkeeping Requirements
Colony Credit is required to maintain certain records under the REIT rules. In addition, to avoid a monetary penalty, Colony Credit must request on an annual basis information from our holders designed to disclose the actual ownership of its outstanding shares of beneficial interest. Colony Credit intends to continue to comply with these requirements.
Foreign Investments
Colony Credit and its subsidiaries have acquired, and expect to acquire in the future, investments in foreign countries that will require it to pay taxes to foreign countries. Taxes that Colony Credit pays in foreign jurisdictions may not be passed through to, or used by, our holders as a foreign tax credit or otherwise. Colony Credit could be subject to U.S. federal income tax rules intended to prevent or minimize the value of the deferral of the recognition by it of passive-type income of foreign entities in which it owns a direct or indirect interest. As a result, Colony Credit could be required to recognize taxable income for U.S. federal income tax purposes prior to receiving cash distributions with respect to that income or, in certain circumstances, pay an interest charge on U.S. federal income tax that it is deemed to have deferred. Colony Credit’s foreign investments might also generate foreign currency gains and losses. Certain foreign currency gains may be excluded from gross income for purposes of one or both of the gross income tests, as discussed above. Refer above to the section entitled “-Requirements for Qualification-Gross Income Tests.”
Failure to Qualify
If Colony Credit fails to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, it could avoid disqualification if its failure is due to reasonable cause and not to willful neglect and Colony Credit pays a penalty of $50,000 for each such failure. In addition, there are relief provisions for a failure of the gross income tests and asset tests, as described in the sections entitled “-Gross Income Tests-Failure to Satisfy the Gross Income Tests” and “-Asset Tests-Failure to Satisfy the Asset Tests.”
If Colony Credit fails to qualify as a REIT in any taxable year, and no relief provision applies, it would be subject to U.S. federal income tax on its taxable income at regular corporate rates. In calculating its taxable income in a year in which it fails to qualify as a REIT, Colony Credit would not be able to deduct amounts paid out to holders. In fact, Colony Credit would not be required to distribute any amounts to holders in that year. In such event, to the extent of Colony Credit’s current and accumulated earnings and profits, distributions to most holders taxed at individual rates would generally be taxable at capital gains tax rates. For taxable years beginning after December 31, 2017, and before January 1, 2026, generally U.S. holders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Alternatively, such dividends paid to U.S. holders that are individuals, trusts and estates may be taxable at the preferential income tax rates (i.e., the 20% maximum U.S. federal rate) for qualified dividends. In addition, subject to the limitations of the Code, corporate distributees may be eligible for the dividends-received deduction.
Unless Colony Credit qualified for relief under specific statutory provisions, it also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. Colony Credit cannot predict whether in all circumstances it would qualify for such statutory relief.
Taxation of Holders of Class A Common Stock
Taxation of Taxable U.S. Holders.
The following is a summary of certain U.S. federal income tax considerations related to the ownership and disposition of stock applicable to U.S. holders.
Taxation of U.S. Holders on Distributions on Our Stock
As long as Colony Credit qualifies as a REIT, a taxable U.S. holder must generally take into account as ordinary income distributions made out of Colony Credit’s current or accumulated earnings and profits that Colony Credit does not designate as capital gain dividends or retained long-term capital gain. However, for tax years prior to 2026, generally U.S. holders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by Colony Credit, subject to certain limitations. For purposes of determining whether a distribution is made out of its current or accumulated earnings and profits, Colony Credit’s earnings and profits will be allocated first to its preferred stock dividends and then to its common stock dividends.
Dividends paid to U.S. holders will not qualify for the dividends-received deduction generally available to corporations. In addition, dividends paid to a U.S. holder generally will not qualify for the 20% tax rate for qualified dividend income. The maximum tax rate for qualified dividend income is 20%. Qualified dividend income generally includes dividends paid to U.S. holders taxed at individual rates by domestic C corporations and certain qualified foreign corporations. Because Colony Credit will not generally be subject to U.S. federal income tax on the portion of its REIT taxable income distributed to Colony Credit’s holders (refer above to the section entitled “-Taxation of Colony Credit Real Estate, Inc.”), its dividends generally will not be eligible for the 20% rate on qualified dividend income. As a result, Colony Credit’s ordinary REIT dividends will be taxed at the higher tax rate applicable to ordinary income, which is currently a maximum rate of 37%. However, the 20% tax rate for qualified dividend income will apply to Colony Credit’s ordinary REIT dividends to the extent attributable: (i) to income retained by it in a prior non-REIT taxable year in which it or a predecessor was subject to corporate income tax (less the amount of tax); (ii) to dividends received by it from non-REIT corporations, such as domestic TRSs; and (iii) to the extent attributable to income upon which it has paid corporate income tax (e.g., to the extent that Colony Credit distributes less than 100% of its net taxable income). In general, to qualify for the reduced tax rate on qualified dividend income, a holder must hold Colony Credit’s stock for more than 60 days during the 121-day period beginning on the date that is 60 days before the date on which Colony Credit’s stock becomes ex-dividend. In addition, dividends paid to certain individuals, trusts and estates whose income exceeds certain thresholds are subject to a 3.8% Medicare tax.
A U.S. holder generally will take into account as long-term capital gain any distributions that Colony Credit designates as capital gain dividends without regard to the period for which the U.S. holder has held Colony Credit’s stock. Colony Credit generally will designate its capital gain dividends as either 20% or 25% rate distributions. Refer below to the section entitled “-Capital Gains and Losses.” A corporate U.S. holder, however, may be required to treat up to 20% of certain capital gain dividends as ordinary income.
Colony Credit may elect to retain and pay income tax on the net long-term capital gain that it receives in a taxable year. In that case, to the extent that Colony Credit designates such amount in a timely notice to such holder, a U.S. holder would be treated as receiving its proportionate share of Colony Credit’s undistributed long-term capital gain and would receive a credit for its proportionate share of the tax Colony Credit paid. The U.S. holder would increase the basis in its stock by the amount of its proportionate share of Colony Credit’s undistributed long-term capital gain, minus its share of the tax Colony Credit paid.
To the extent that Colony Credit makes a distribution in excess of its current and accumulated earnings and profits, such distribution will not be taxable to a U.S. holder to the extent that it does not exceed the adjusted tax basis of the U.S. holder’s stock. Instead, such distribution will reduce the adjusted tax basis of such stock. To the extent that Colony Credit makes a distribution in excess of both its current and accumulated earnings and profits and the U.S. holder’s adjusted tax basis in its stock, such holder will recognize long-term capital gain or short-term capital gain if the stock has been held for one year or less, assuming the stock is a capital asset in the hands of the U.S. holder. In addition, if Colony Credit declares a distribution in October, November or December of any year that is payable to a U.S. holder of record on a specified date in any such month, such distribution shall be treated as both paid by Colony Credit and received by the U.S. holder on December 31 of such year, provided that Colony Credit actually pays the distribution during January of the following calendar year.

Holders may not include in their individual income tax returns any of Colony Credit’s net operating losses or capital losses. Instead, Colony Credit would carry over such losses for potential offset against Colony Credit’s future income. Under amendments made by H.R. 1 to Section 172 of the Code, Colony Credit’s deduction for any net operating loss carryforwards arising from losses it sustains in taxable years beginning after December 31, 2017, is limited to 80% of its REIT taxable income (determined without regard to the deduction for dividends paid), and any unused portion of losses arising in taxable years ending after December 31, 2017, may not be carried back, but may be carried forward indefinitely.
Taxable distributions from Colony Credit and gain from the disposition of Colony Credit’s stock will not be treated as passive activity income, and, therefore, holders generally will not be able to apply any “passive activity losses,” such as losses from certain types of limited partnerships in which the holder is a limited partner, against such income. In addition, taxable distributions from Colony Credit and gain from the disposition of Colony Credit’s stock generally may be treated as investment income for purposes of the investment interest limitations (although any capital gains so treated will not qualify for the lower 20% tax rate applicable to capital gains of U.S. holders taxed at individual rates). Colony Credit will notify holders after the close of Colony Credit’s taxable year as to the portions of its distributions attributable to that year that constitute ordinary income, return of capital and capital gain.
If excess inclusion income from a TMP or REMIC residual interest is allocated to any U.S. holder, that income will be taxable in the hands of the U.S. holder and would not be offset by any net operating losses of the U.S. holder that would otherwise be available. Refer to the section entitled “-Requirements for Qualification-Taxable Mortgage Pools.” As required by IRS guidance, Colony Credit intends to notify its U.S. holders if a portion of a dividend paid by it is attributable to excess inclusion income.
Taxation of U.S. Holders on the Disposition of Colony Credit’s Stock
In general, a U.S. holder will realize gain or loss upon the sale, redemption or other taxable disposition of Colony Credit’s stock in an amount equal to the difference between the sum of the fair market value of any property and the amount of cash received in such disposition and the U.S. holder’s adjusted tax basis in the common stock at the time of the disposition. In general, a U.S. holder who is not a dealer in securities must treat any gain or loss realized upon a taxable disposition of Colony Credit’s stock as long-term capital gain or loss if the U.S. holder has held the stock for more than one year and otherwise as short-term capital gain or loss. However, a U.S. holder must treat any loss upon a sale or exchange of stock held by such holder for six months or less as a long-term capital loss to the extent of any actual or deemed distributions from Colony Credit that such U.S. holder previously has characterized as long-term capital gain. All or a portion of any loss that a U.S. holder realizes upon a taxable disposition of the stock may be disallowed if the U.S. holder purchases other substantially identical shares of Colony Credit’s stock within 30 days before or after the disposition (in which case, the basis of the shares acquired would be adjusted to reflect the disallowed loss).
Capital Gains and Losses
A taxpayer generally must hold a capital asset for more than one year for gain or loss derived from its sale or exchange to be treated as long-term capital gain or loss. The highest marginal individual income tax rate is currently 37%. However, the maximum tax rate on long-term capital gain applicable to U.S. holders taxed at individual rates is 20%. The maximum tax rate on long-term capital gain from the sale or exchange of “Section 1250 property,” or depreciable real property, is 25% computed on the lesser of the total amount of the gain or the accumulated Section 1250 depreciation. In addition, capital gains recognized by certain individuals, trusts and estates whose income exceeds certain thresholds are subject to a 3.8% Medicare tax. With respect to distributions that Colony Credit designates as capital gain dividends and any retained capital gain that it is deemed to distribute, Colony Credit generally may designate whether such a distribution is taxable to its U.S. holders taxed at individual rates at a 20% or 25% rate. Thus, the tax rate differential between capital gain and ordinary income for those taxpayers may be significant. In addition, the characterization of income as capital gain or ordinary income may affect the deductibility of capital losses. A non-corporate taxpayer may deduct capital losses not offset by capital gains against its ordinary income only up to a maximum annual amount of $3,000. A non-corporate taxpayer may carry forward unused capital losses indefinitely. A corporate taxpayer must pay tax on its net capital gain at ordinary corporate rates. A corporate taxpayer may deduct capital losses only to the extent of capital gains, with unused losses being carried back three years and forward five years.
Expansion of Medicare Tax
The Health Care and Reconciliation Act of 2010 requires that, in certain circumstances, certain U.S. holders that are individuals, estates, and trusts pay a 3.8% tax on “net investment income,” which includes, among other things, dividends on and gains from the sale or other disposition of REIT shares. The temporary 20% deduction allowed by Section 199A of the Code, as added by H.R. 1, with respect to ordinary REIT dividends received by non-corporate taxpayers is allowed only for purposes of Chapter 1 of the Code and thus is apparently not allowed as a deduction allocable to such dividends for purposes of determining the amount of net investment income subject to the 3.8% Medicare tax, which is imposed under Chapter 2A of the Code. Prospective investors should consult their own tax advisors regarding this legislation.

Taxation of Tax-Exempt Holders
Tax-exempt entities, including qualified employee pension and profit-sharing trusts and individual retirement accounts and annuities, generally are exempt from U.S. federal income taxation. However, they are subject to taxation on their unrelated business taxable income, or UBTI. While many investments in real estate generate UBTI, the IRS has issued a published ruling that dividend distributions from a REIT to an exempt employee pension trust do not constitute UBTI, provided that the exempt employee pension trust does not otherwise use the shares of the REIT in an unrelated trade or business of the pension trust. Based on that ruling, amounts that Colony Credit distributes to tax-exempt holders generally should not constitute UBTI. However, if a tax-exempt holder were to finance its investment in Colony Credit’s stock with debt, a portion of the income that it receives from Colony Credit would constitute UBTI pursuant to the “debt-financed property” rules. In addition, Colony Credit’s dividends that are attributable to excess inclusion income will constitute UBTI in the hands of most tax-exempt holders. Refer to the section entitled “-Requirements for Qualification-Taxable Mortgage Pools.” Furthermore, social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under special provisions of the U.S. federal income tax laws are subject to different UBTI rules, which generally will require them to characterize distributions that they receive from Colony Credit as UBTI. Finally, in certain circumstances, a qualified employee pension or profit-sharing trust that owns more than 10% of Colony Credit’s stock is required to treat a percentage of the dividends that it receives from Colony Credit as UBTI if Colony Credit is a “pension-held REIT.” Such percentage is equal to the gross income that Colony Credit derives from an unrelated trade or business, determined as if Colony Credit were a pension trust, divided by Colony Credit’s total gross income for the year in which Colony Credit pays the dividends. That rule applies to a pension trust holding more than 10% of Colony Credit’s stock only if:

•	the percentage of Colony Credit’s dividends that the tax-exempt trust would be required to treat as UBTI is at least 5%;

•
Colony Credit qualifies as a REIT by reason of the modification of the rule requiring that no more than 50% of Colony Credit’s stock be owned by five or fewer individuals that allows the beneficiaries of the pension trust to be treated as holding Colony Credit’s stock in proportion to its actuarial interests in the pension trust (refer to the section entitled “-Requirements for Qualification”); and

•
either: (i) one pension trust owns more than 25% of the value of Colony Credit’s stock; or (ii) a group of pension trusts individually holding more than 10% of the value of Colony Credit’s stock collectively owns more than 50% of the value of Colony Credit’s stock.

Taxation of Non-U.S. Holders
The rules governing U.S. federal income taxation of non-U.S. holders of stock are complex. This section is only a summary of such rules. Non-U.S. holders are urged to consult their tax advisors to determine the impact of U.S. federal, state, local and foreign income tax laws on the ownership of Colony Credit’s stock, including any reporting requirements.
A non-U.S. holder that receives a distribution that is not attributable to gain from Colony Credit’s sale or exchange of a USRPI, and that Colony Credit does not designate as a capital gain dividend or retained capital gain, will recognize ordinary income to the extent that Colony Credit pays such distribution out of its current or accumulated earnings and profits. A withholding tax equal to 30% of the gross amount of the distribution ordinarily will apply to such distribution unless an applicable tax treaty reduces or eliminates the tax. Colony Credit’s dividends that are attributable to excess inclusion income will be subject to the 30% withholding tax, without reduction for any otherwise applicable income tax treaty. Refer to the section entitled “-Requirements for Qualification-Taxable Mortgage Pools.” If a distribution is treated as effectively connected with the non-U.S. holder’s conduct of a U.S. trade or business, the non-U.S. holder generally will be subject to U.S. federal income tax on the distribution at graduated rates, in the same manner as U.S. holders are taxed with respect to such distribution, and a non-U.S. holder that is a corporation also may be subject to the 30% branch profits tax with respect to the distribution. Colony Credit plans to withhold U.S. income tax at the rate of 30% on the gross amount of any such distribution paid to a non-U.S. holder unless either:

•	a lower treaty rate applies and the non-U.S. holder provides an IRS Form W-8BEN or W-8BEN-E to Colony Credit evidencing eligibility for that reduced rate; or

•	the non-U.S. holder files an IRS Form W-8ECI with Colony Credit claiming that the distribution is effectively connected income.
A non-U.S. holder will not incur tax on a distribution in excess of Colony Credit’s current and accumulated earnings and profits if the excess portion of such distribution does not exceed the holder’s adjusted basis of its stock. Instead, the excess portion of such distribution will reduce the adjusted basis of such stock. A non-U.S. holder will be subject to tax on a distribution that exceeds both Colony Credit’s current and accumulated earnings and profits and the holder’s adjusted basis of its stock, if the non-U.S. holder otherwise would be subject to tax on gain from the sale or disposition of its stock, as described below. Because Colony Credit generally cannot determine at the time it makes a distribution whether the distribution will exceed its current and accumulated earnings and profits, Colony Credit normally will withhold tax on the entire amount of any distribution at the same rate as it would withhold on a dividend. However, a non-U.S. holder may claim a refund of amounts that Colony Credit withholds if Colony Credit later determines that a distribution in fact exceeded Colony Credit’s current and accumulated earnings and profits.
If Colony Credit is treated as a “United States real property holding corporation,” as described below, it will be required to withhold 15% of any distribution that exceeds its current and accumulated earnings and profits. Consequently, although Colony Credit intends to withhold at a rate of 30% on the entire amount of any distribution, to the extent that it does not do so, Colony Credit may withhold at a rate of 15% on any portion of a distribution not subject to withholding at a rate of 30%.
For any year in which Colony Credit qualifies as a REIT, a non-U.S. holder will incur tax on distributions that are attributable to gain from Colony Credit’s sale or exchange of a USRPI under FIRPTA. A USRPI includes certain interests in real property and stock in “United States real property holding corporations,” which are corporations at least 50% of whose assets consist of interests in real property. Under FIRPTA, a non-U.S. holder is taxed on distributions attributable to gain from sales of USRPIs as if such gain were effectively connected with a U.S. business of the non-U.S. holder. A non-U.S. holder thus would be taxed on such a distribution at the normal capital gains rates applicable to U.S. holders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual. A non-U.S. corporate holder not entitled to treaty relief or an exemption also may be subject to the 30% branch profits tax on such a distribution. Colony Credit must withhold 21% of any distribution that it could designate as a capital gain dividend. A non-U.S. holder may receive a credit against its tax liability for the amount Colony Credit withholds.
Capital gain distributions to a non-U.S. holder that are attributable to Colony Credit’s sale of real property will be treated as ordinary dividends rather than as gain from the sale of a USRPI, as long as: (i)(A) such class of Colony Credit’s stock is “regularly traded” on an established securities market in the United States; and (B) the non-U.S. holder did not own more than 10% of the applicable class of Colony Credit’s stock at any time during the one-year period prior to the distribution; or (ii) the non-U.S. holder was treated as a “qualified shareholder” as discussed below. As a result, non-U.S. holders owning 10% or less of the applicable class of Colony Credit’s stock that is “regularly traded” generally will be subject to withholding tax on such capital gain distributions in the same manner as they are subject to withholding tax on ordinary dividends. If a class of Colony Credit’s stock is not regularly traded on an established securities market in the United States or the non-U.S. holder owned more than 10% of Colony Credit’s stock at any time during the one-year period prior to the distribution, capital gain distributions that are attributable to Colony Credit’s sale of real property would be subject to tax under FIRPTA, as described in the preceding paragraph. Moreover, if a non-U.S. holder disposes of Colony Credit’s stock during the 30-day period preceding a dividend payment, and such non-U.S. holder (or a person related to such non-U.S. holder) acquires or enters into a contract or option to acquire Colony Credit’s stock within 61 days of the first day of the 30-day period described above, and any portion of such dividend payment would, but for the disposition, be treated as a USRPI capital gain to such non-U.S. holder, then such non-U.S. holder shall be treated as having USRPI capital gain in an amount that, but for the disposition, would have been treated as USRPI capital gain.
Although the law is not clear on the matter, it appears that amounts Colony Credit designates as retained capital gains in respect of the stock held by U.S. holders generally should be treated with respect to non-U.S. holders in the same manner as actual distributions by Colony Credit of capital gain dividends. Under this approach, a non-U.S. holder would be able to offset as a credit against its U.S. federal income tax liability its proportionate share of the tax paid by Colony Credit on such retained capital gains, and to receive from the IRS a refund to the extent the non-U.S. holder’s proportionate share of such tax paid by Colony Credit exceeds its actual U.S. federal income tax liability, provided that the non-U.S. holder furnishes required information to the IRS on a timely basis, which may require the filing of a tax return with the IRS.
A non-U.S. holder generally will not incur tax under FIRPTA with respect to gain realized upon a disposition of Colony Credit’s stock as long as Colony Credit: (i) is not a “United States real property holding corporation” during a specified testing period; or (ii) is a domestically controlled qualified investment entity. A domestically controlled qualified investment entity includes a REIT, less than 50% of the value of which is held directly or indirectly by foreign persons at all times during a specified testing period. Colony Credit believes that it will be a domestically controlled qualified investment entity, but because Colony Credit’s stock will be publicly traded, it cannot assure you that it in fact will be a domestically controlled qualified investment entity. However, even if Colony Credit were a “United States real property holding corporation” and it were not a domestically controlled qualified investment entity, a non-U.S. holder that owned, actually or constructively, 10% or less of the applicable class of Colony Credit’s stock at all times during a specified testing period would not incur tax under FIRPTA if that class of Colony Credit’s stock is “regularly traded” on an established securities market. Because Colony Credit’s common and preferred stock will be regularly traded on an established securities market, a non-U.S. holder will not incur tax under FIRPTA with respect to any such gain unless it owns, actually or constructively, more than 10% of the applicable class of Colony Credit’s stock. If the gain on the sale of Colony Credit’s stock were taxed under FIRPTA, a non-U.S. holder would be taxed in the same manner as U.S. holders with respect to such gain, subject to applicable alternative minimum tax or a special alternative minimum tax in the case of nonresident alien individuals. Furthermore, a non-U.S. holder will incur tax on gain not subject to FIRPTA if: (i) the gain is effectively connected with the non-U.S. holder’s U.S. trade or business, in which case the non-U.S. holder will be subject to the same treatment as U.S.

holders with respect to such gain; or (ii) the non-U.S. holder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a “tax home” in the United States, in which case the non-U.S. holder will incur a 30% tax on his capital gains.
Qualified Shareholders
Subject to the exception discussed below, any distribution to a “qualified shareholder,” as defined below, who holds Colony Credit’s stock directly or indirectly (through one or more partnerships) will not be subject to U.S. tax as income effectively connected with a U.S. trade or business and thus will not be subject to special withholding rules under FIRPTA. While a “qualified shareholder” will not be subject to FIRPTA withholding on REIT distributions, certain investors of a “qualified shareholder” (i.e., non-U.S. persons who hold interests in the “qualified shareholder” (other than interests solely as a creditor), and hold more than 10% of Colony Credit’s stock (whether or not by reason of the investor’s ownership in the “qualified shareholder”)) may be subject to FIRPTA withholding.
In addition, a sale of Colony Credit’s stock by a “qualified shareholder” who holds such stock directly or indirectly (through one or more partnerships) will not be subject to U.S. federal income taxation under FIRPTA. As with distributions, certain investors of a “qualified shareholder” (i.e., non-U.S. persons who hold interests in the “qualified shareholder” (other than interests solely as a creditor), and hold more than 10% of Colony Credit’s stock (whether or not by reason of the investor’s ownership in the “qualified shareholder”)) may be subject to FIRPTA withholding on a sale of Colony Credit’s stock.
A “qualified shareholder” is a foreign person that: (i) either is eligible for the benefits of a comprehensive income tax treaty which includes an exchange of information program and whose principal class of interests is listed and regularly traded on one or more recognized stock exchanges (as defined in such comprehensive income tax treaty), or is a foreign partnership that is created or organized under foreign law as a limited partnership in a jurisdiction that has an agreement for the exchange of information with respect to taxes with the United States and has a class of limited partnership units representing greater than 50% of the value of all the partnership units that are regularly traded on the NYSE or NASDAQ markets; (ii) is a qualified collective investment vehicle, as defined below; and (iii) maintains records on the identity of each person who, at any time during the foreign person’s taxable year, is the direct owner of 5% or more of the class of interests or units, as applicable, described in (i), above.
A qualified collective investment vehicle is a foreign person that: (i) would be eligible for a reduced rate of withholding under the comprehensive income tax treaty described above, even if such entity holds more than 10% of the stock of such REIT; (ii) is publicly traded, is treated as a partnership under the Code, is a withholding foreign partnership, and would be treated as a “United States real property holding corporation” if it were a domestic corporation; or (iii) is designated as such by the Secretary of the Treasury and is either (A) fiscally transparent within the meaning of Section 894 of the Code or (B) required to include dividends in its gross income, but is entitled to a deduction for distributions to its investors.
Qualified Foreign Pension Funds
Any distribution to a “qualified foreign pension fund” (or an entity all of the interests of which are held by a “qualified foreign pension fund”) who holds Colony Credit’s stock directly or indirectly (through one or more partnerships) will not be subject to U.S. tax as income effectively connected with a U.S. trade or business and thus will not be subject to special withholding rules under FIRPTA. In addition, a sale of Colony Credit’s stock by a “qualified foreign pension fund” that holds such stock directly or indirectly (through one or more partnerships) will not be subject to U.S. federal income taxation under FIRPTA.
A qualified foreign pension fund is any trust, corporation or other organization or arrangement: (i) which is created or organized under the law of a country other than the United States; (ii) which is established to provide retirement or pension benefits to participants or beneficiaries that are current or former employees (or persons designated by such employees) of one or more employers in consideration for services rendered; (iii) which does not have a single participant or beneficiary with a right to more than 5% of its assets or income; (iv) which is subject to government regulation and provides annual information reporting about its beneficiaries to the relevant tax authorities in the country in which it is established or operates; and (v) with respect to which, under the laws of the country in which it is established or operates, (A) contributions to such organization or arrangement that would otherwise be subject to tax under such laws are deductible or excluded from the gross income of such entity or taxed at a reduced rate or (B) taxation of any investment income of such organization or arrangement is deferred or such income is taxed at a reduced rate.
FATCA Withholding
Under the Foreign Account Tax Compliance Act, or FATCA, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on Colony Credit’s stock received by certain non-U.S. holders if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of Colony Credit’s stock received after December 31, 2018 by certain non-U.S. holders. If payment of withholding taxes is required, non-U.S. holders that are otherwise eligible for an exemption from, or reduction of,

U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction. Colony Credit will not pay any additional amounts in respect of any amounts withheld.
Information Reporting Requirements and Backup Withholding; Shares Held Offshore
Colony Credit will report to its holders and to the IRS the amount of distributions it pays during each calendar year, and the amount of tax it withholds, if any. Under the backup withholding rules, a holder may be subject to backup withholding at a rate of 28% with respect to distributions unless the holder:

•	is a corporation or qualifies for certain other exempt categories and, when required, demonstrates this fact; or

•	provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with the applicable requirements of the backup withholding rules.
A holder who does not provide Colony Credit with its correct taxpayer identification number also may be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be creditable against the holder’s income tax liability. In addition, Colony Credit may be required to withhold a portion of capital gain distributions to any U.S. holders who fail to certify their non-foreign status to Colony Credit.
Backup withholding will generally not apply to payments of dividends made by Colony Credit or its paying agents, in their capacities as such, to a non-U.S. holder, provided that the non-U.S. holder furnishes to Colony Credit or its paying agent the required certification as to its non-U.S. status, such as providing a valid IRS Form W-8BEN, W-8BEN-E or W-8ECI, or certain other requirements are met. Notwithstanding the foregoing, backup withholding may apply if either Colony Credit or its paying agent has actual knowledge, or reason to know, that the holder is a U.S. person that is not an exempt recipient. Payments of the net proceeds from a disposition or a redemption effected outside the United States by a non-U.S. holder made by or through a foreign office of a broker generally will not be subject to information reporting or backup withholding. However, information reporting (but not backup withholding) generally will apply to such a payment if the broker has certain connections with the U.S. unless the broker has documentary evidence in its records that the beneficial owner is a non-U.S. holder and specified conditions are met or an exemption is otherwise established. Payment of the net proceeds from a disposition by a non-U.S. holder of Colony Credit’s stock made by or through the U.S. office of a broker is generally subject to information reporting and backup withholding unless the non-U.S. holder certifies under penalties of perjury that it is not a U.S. person and satisfies certain other requirements or otherwise establishes an exemption from information reporting and backup withholding.
Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules may be refunded or credited against the holder’s U.S. federal income tax liability if certain required information is furnished to the IRS. Holders are urged to consult their own tax advisors regarding application of backup withholding to them and the availability of, and procedure for obtaining an exemption from, backup withholding.
Under FATCA, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on Colony Credit’s stock received by U.S. holders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of Colony Credit’s stock received after December 31, 2018 by U.S. holders who own their shares through foreign accounts or foreign intermediaries. Colony Credit will not pay any additional amounts in respect of any amounts withheld.
Other Tax Consequences
Tax Aspects of Colony Credit’s Investments in the Operating Partnership and the Subsidiary Partnerships
The following discussion summarizes certain U.S. federal income tax considerations applicable to Colony Credit’s direct or indirect investments in Colony Credit’s Operating Partnership and any subsidiary partnerships or limited liability companies that Colony Credit forms or acquires interests in and that are treated as partnerships for U.S. federal income tax purposes (individually, “Partnership” and, collectively, as the “Partnerships”). The discussion does not cover state or local tax laws or any U.S. federal tax laws other than income tax laws. Colony Credit will include in its income its proportionate share of Partnership items of income, gain, loss, deduction or credit for purposes of the REIT income tests, and will include Colony Credit’s proportionate share of assets held by the Partnerships based on Colony Credit’s capital interest in such partnerships (other than for purposes of the 10% value test, for which the determination of Colony Credit’s interest in partnership assets will be based on Colony Credit’s proportionate interest in any securities issued by the partnership, other than certain securities specifically excluded under the Code). Consequently, to the extent that Colony Credit holds an equity interest in a Partnership, the Partnership’s assets and operations may affect Colony Credit’s ability to qualify as a REIT, even though Colony Credit may have no control, or have only limited influence, over the Partnership.

Classification as Partnerships. Colony Credit is entitled to include in its income its distributive share of each Partnership’s income and to deduct its distributive share of each Partnership’s losses only if such Partnership is classified for U.S. federal income tax purposes as a partnership (or an entity that is disregarded for U.S. federal income tax purposes if the entity has only one owner or member) rather than as a corporation or an association taxable as a corporation. An unincorporated domestic entity with at least two owners or members will be classified as a partnership, rather than as a corporation, for U.S. federal income tax purposes if it:

•	is treated as a partnership under the Treasury Regulations relating to entity classification or the check-the-box regulations, as described below; and

•	is not a “publicly traded” partnership, as defined below.
Under the check-the-box regulations, an unincorporated domestic entity with at least two owners or members may elect to be classified either as an association taxable as a corporation or as a partnership. If such an entity fails to make an election, it generally will be treated as a partnership (or as an entity that is disregarded for U.S. federal income tax purposes if the entity has only one owner or member) for U.S. federal income tax purposes. Each Partnership intends to be classified as a partnership for U.S. federal income tax purposes and no Partnership will elect to be treated as an association taxable as a corporation under the check-the-box regulations.
A publicly traded partnership is a partnership whose interests are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. A publicly traded partnership will not, however, be treated as a corporation for any taxable year if, for each taxable year beginning after December 31, 1987 in which it was classified as a publicly traded partnership, 90% or more of the partnership’s gross income for such year consists of certain passive-type income, including real property rents, gains from the sale or other disposition of real property, interest and dividends, or the 90% passive income exception. Treasury Regulations provide additional limited safe harbors from the definition of a publicly traded partnership. Pursuant to the private placement exclusion safe harbor, interests in a partnership will not be treated as readily tradable on a secondary market or the substantial equivalent thereof if: (i) all interests in the partnership were issued in a transaction or transactions that were not required to be registered under the Securities Act; and (ii) the partnership does not have more than 100 partners at any time during the partnership’s taxable year. In determining the number of partners in a partnership, a person owning an interest in a partnership, grantor trust or S corporation that owns an interest in the partnership is treated as a partner in such partnership only if: (i) substantially all of the value of the owner’s interest in the entity is attributable to the entity’s direct or indirect interest in the partnership; and (ii) a principal purpose of the use of the entity is to permit the partnership to satisfy the 100-partner limitation. Each Partnership is expected to qualify for treatment as a partnership for U.S. federal income tax purposes pursuant to the 90% passive income exception or the private placement safe harbor. Colony Credit has not requested, and does not intend to request, a ruling from the IRS that the Partnerships will be classified as partnerships for U.S. federal income tax purposes.
If, for any reason, a Partnership in which Colony Credit owned more than 10% of the equity were taxable as a corporation, rather than as a partnership, for U.S. federal income tax purposes, Colony Credit likely would not be able to qualify as a REIT unless it qualified for certain relief provisions. Refer to the sections entitled “-Requirements for Qualification-Gross Income Tests” and “-Requirements for Qualification-Asset Tests.” In addition, any change in a Partnership’s status for tax purposes might be treated as a taxable event, in which case Colony Credit might incur tax liability without any related cash distribution. Refer to the section entitled “-Requirements for Qualification-Distribution Requirements.” Further, items of income and deduction of such Partnership would not pass through to its partners, and its partners would be treated as holders for tax purposes. Consequently, such Partnership would be required to pay income tax at corporate rates on its net income and distributions to its partners would constitute dividends that would not be deductible in computing such Partnership’s taxable income.
Income Taxation of the Partnerships and their Partners
Partners, Not the Partnerships, Subject to Tax. A partnership generally is not a taxable entity for U.S. federal income tax purposes. Rather, Colony Credit is required to take into account its allocable share of each Partnership’s income, gains, losses, deductions and credits for any taxable year of such Partnership ending within or with Colony Credit’s taxable year, without regard to whether Colony Credit has received or will receive any distribution from such Partnership. For taxable years beginning after December 31, 2017, however, the tax liability for adjustments to a Partnership’s tax returns made as a result of an audit by the IRS will be imposed on the Partnership itself in certain circumstances absent an election to the contrary.
Partnership Allocations. Although a partnership agreement generally will determine the allocation of income and losses among partners, such allocations will be disregarded for tax purposes if they do not comply with the provisions of the U.S. federal income tax laws governing partnership allocations. If an allocation is not recognized for U.S. federal income tax purposes, the item subject to the allocation will be reallocated in accordance with the partners’ interests in the partnership, which will be determined by taking into account all of the facts and circumstances relating to the economic arrangement of the partners with respect to such item.

Each Partnership’s allocations of taxable income, gain and loss are intended to comply with the requirements of the U.S. federal income tax laws governing partnership allocations.
Tax Allocations With Respect to Contributed Properties. Income, gain, loss and deduction attributable to appreciated or depreciated property that is contributed to a partnership in a tax-deferred transaction or contributed property in exchange for an interest in the partnership must be allocated in a manner such that the contributing partner is charged with, or benefits from, respectively, the unrealized gain or unrealized loss associated with the property at the time of the contribution. The amount of such unrealized gain or unrealized loss, or built-in gain or built-in loss, respectively, is generally equal to the difference between the fair market value of the contributed property at the time of contribution and the adjusted tax basis of such property at the time of contribution, or a book-tax difference. Such allocations are solely for U.S. federal income tax purposes and do not affect the book capital accounts or other economic or legal arrangements among the partners. The U.S. Treasury Department has issued regulations requiring partnerships to use a “reasonable method” for allocating items with respect to which there is a book-tax difference and outlining several reasonable allocation methods.
Basis in Partnership Interest. Colony Credit’s adjusted tax basis in any Partnership generally is equal to:

•	the amount of cash and the basis of any other property contributed by Colony Credit to the Partnership;

•	increased by Colony Credit’s allocable share of the Partnership’s income and its allocable share of indebtedness of the Partnership; and

•
reduced, but not below zero, by Colony Credit’s allocable share of the Partnership’s loss and the amount of cash distributed to Colony Credit and by constructive distributions resulting from a reduction in Colony Credit’s share of indebtedness of the Partnership.

If the allocation of Colony Credit’s distributive share of the Partnership’s loss would reduce the adjusted tax basis of Colony Credit’s partnership interest below zero, the recognition of such loss will be deferred until such time as the recognition of such loss would not reduce Colony Credit’s adjusted tax basis below zero. To the extent that the Partnership’s distributions or any decrease in Colony Credit’s share of the indebtedness of the Partnership, which is considered a constructive cash distribution to the partners, would reduce Colony Credit’s adjusted tax basis below zero, such distributions or decreases will constitute taxable income to Colony Credit. Such distributions and constructive distributions normally will be characterized as long-term capital gain.
Depreciation Deductions Available to Partnerships. The initial tax basis of property is the amount of cash and the basis of property given as consideration for the property. The Partnership’s initial basis in contributed properties acquired in exchange for units of the Partnership should be the same as the transferor’s basis in such properties on the date of acquisition. Although the law is not entirely clear, the Partnership generally will depreciate such property for U.S. federal income tax purposes over the same remaining useful lives and under the same methods used by the transferors. The Partnership’s tax depreciation deductions will be allocated among the partners in accordance with their respective interests in the Partnership, except to the extent that the Partnership is required under the U.S. federal income tax laws governing partnership allocations to use another method for allocating tax depreciation deductions attributable to contributed or revalued properties, which could result in Colony Credit receiving a disproportionate share of such deductions.
Legislative or Other Actions Affecting REITs
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Colony Credit cannot give you any assurances as to whether, or in what form, any proposals affecting REITs or their holders will be enacted. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in Colony Credit’s stock. Holders should consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws and on an investment in Colony Credit’s stock.
State, Local and Foreign Taxes
Colony Credit and/or you may be subject to taxation by various states, localities and foreign jurisdictions, including those in which Colony Credit or a holder transacts business, owns property or resides. The state, local and foreign tax treatment may differ from the U.S. federal income tax treatment described above. Consequently, you are urged to consult your tax advisors regarding the effect of state, local and foreign tax laws upon an investment in Colony Credit’s stock.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.
Item 14. Principal Accounting Fees and Services
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) and (2). Financial Statement and Schedules of Colony Credit Real Estate, Inc.

All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.
(a)(3) Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Colony Credit Real Estate, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Colony Credit Real Estate, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
February 28, 2019

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$77,317	$25,204
Restricted cash	110,146	41,901
Loans and preferred equity held for investment, net	2,020,497	1,300,784
Real estate securities, available for sale, at fair value	228,185	—
Real estate, net	1,959,690	219,740
Investments in unconsolidated ventures ($160,851 and $24,417 at fair value, respectively)	903,037	203,720
Receivables, net	48,806	35,512
Deferred leasing costs and intangible assets, net	134,068	11,014
Other assets	62,006	1,527
Mortgage loans held in securitization trusts, at fair value	3,116,978	—
Total assets	$8,660,730	$1,839,402
Liabilities
Securitization bonds payable, net	$81,372	$108,679
Mortgage and other notes payable, net	1,173,019	280,982
Credit facilities	1,365,918	—
Due to related party (Note 11)	15,019	—
Accrued and other liabilities	106,187	5,175
Intangible liabilities, net	15,096	36
Escrow deposits payable	65,995	36,960
Dividends payable	18,986	—
Mortgage obligations issued by securitization trusts, at fair value	2,973,936	—
Total liabilities	5,815,528	431,832
Commitments and contingencies (Note 18)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.01 par value per share
Class A, 905,000,000 shares authorized, 83,410,376 and 100 shares issued and outstanding as of December 31, 2018 and 2017, respectively	834	—
Class B-3, 45,000,000 shares authorized, 44,399,444 and no shares issued and outstanding as of December 31, 2018 and 2017, respectively	444	—
Additional paid-in capital	2,899,353	821,031
Retained earnings (accumulated deficit)	(193,327)	258,777
Accumulated other comprehensive loss	(399)	—
Total stockholders’ equity	2,706,905	1,079,808
Noncontrolling interests in investment entities	72,683	327,762
Noncontrolling interests in the Operating Partnership	65,614	—
Total equity	2,845,202	1,407,570
Total liabilities and equity	$8,660,730	$1,839,402

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

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$12,561	$1,320
Restricted cash	18,464	24,928
Loans and preferred equity held for investment, net	167,219	379,305
Real estate, net	547,444	8,073
Receivables, net	17,811	11,994
Deferred leasing costs and intangible assets, net	38,681	—
Other assets	1,698	38
Mortgage loans held in securitization trusts, at fair value	3,116,978	—
Total assets	$3,920,856	$425,658
Liabilities
Securitization bonds payable, net	$43,870	$108,679
Mortgage and other notes payable, net	325,187	—
Accrued and other liabilities	32,452	3,764
Intangible liabilities, net	11,993	—
Escrow deposits payable	9,603	24,928
Mortgage obligations issued by securitization trusts, at fair value	2,973,936	—
Total liabilities	$3,397,041	$137,371

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2018	2017	2016
Net interest income
Interest income	$151,653	$140,214	$140,529
Interest expense	(47,074)	(21,019)	(26,031)
Interest income on mortgage loans held in securitization trusts	143,371	—	—
Interest expense on mortgage obligations issued by securitization trusts	(132,411)	—	—
Net interest income	115,539	119,195	114,498

Property and other income
Property operating income	178,339	23,750	1,138
Other income	3,651	791	536
Total property and other income	181,990	24,541	1,674

Expenses
Management fee expense	43,190	—	—
Property operating expense	73,616	7,978	905
Transaction, investment and servicing expense	36,800	2,570	1,767
Interest expense on real estate	43,437	5,095	—
Depreciation and amortization	90,986	9,137	146
Provision for loan losses	113,911	518	3,386
Impairment of operating real estate	31,813	—	—
Administrative expense (including $7,113, $0, and $0 of equity-based compensation expense, respectively)	26,634	12,669	15,437
Total expenses	460,387	37,967	21,641

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	5,003	—	—
Realized loss on mortgage loans and obligations held in securitization trusts, net	(3,447)	—	—
Other loss, net	(2,766)	(390)	(56)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(164,068)	105,379	94,475
Equity in earnings of unconsolidated ventures	23,774	24,709	16,067
Income tax expense	(37,059)	(2,208)	(1,521)
Net income (loss)	(177,353)	127,880	109,021
Net (income) loss attributable to noncontrolling interests:
Investment entities	4,771	(39,376)	(32,970)
Operating Partnership	4,084	—	—
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(168,498)	$88,504	$76,051

Net income (loss) per common share - basic and diluted (Note 20)	$(1.41)	$1.86	$1.60

Weighted average shares of common stock outstanding - basic and diluted (Note 20)	120,677	44,399	44,399

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(177,353)	$127,880	$109,021
Other comprehensive income (loss)
Unrealized loss on real estate securities, available for sale	(1,327)	—	—
Change in fair value of net investment hedges	11,305	—	—
Foreign currency translation loss	(10,387)	—	—
Total other comprehensive income	(409)	—	—
Comprehensive income (loss)	(177,762)	127,880	109,021
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	4,771	(39,376)	(32,970)
Operating Partnership	4,094	—	—
Comprehensive income (loss) attributable to common stockholders	$(168,897)	$88,504	$76,051

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	—	$—	—	$—	$723,552	$94,222	$—	$817,774	$300,040	$—	$1,117,814
Contributions	—	—	—	—	113,024	—	—	113,024	95,618	—	208,642
Distributions	—	—	—	—	(122,133)	—	—	(122,133)	(77,780)	—	(199,913)
Net income	—	—	—	—	—	76,051	—	76,051	32,970	—	109,021
Balance as of December 31, 2016	—	$—	—	$—	$714,443	$170,273	$—	$884,716	$350,848	$—	$1,235,564
Equity contribution from the Combination	—	—	—	—	324,358	—	—	324,358	—	—	324,358
Contributions	—	—	—	—	81,549	—	—	81,549	50,503	—	132,052
Distributions	—	—	—	—	(299,319)	—	—	(299,319)	(112,965)	—	(412,284)
Net income	—	—	—	—	—	88,504	—	88,504	39,376	—	127,880
Balance as of December 31, 2017	—	$—	—	$—	$821,031	$258,777	$—	$1,079,808	$327,762	$—	$1,407,570
Contributions	—	—	—	—	—	—	—	—	290	—	290
Distributions	—	—	—	—	—	—	—	—	(20,104)	—	(20,104)
Adjustments related to the Combination	82,484	825	44,399	444	2,072,865	(79,774)	—	1,994,360	(230,494)	73,626	1,837,492
Issuance and amortization of equity-based compensation	968	10	—	—	7,103	—	—	7,113	—	—	7,113
Other comprehensive loss	—	—	—	—	—	—	(399)	(399)	—	(10)	(409)
Dividends and distributions declared ($1.60 per share)	—	—	—	—	—	(203,832)	—	(203,832)	—	(4,905)	(208,737)
Shares canceled for tax withholding on vested stock awards	(42)	(1)	—	—	(659)	—	—	(660)	—	—	(660)
Reallocation of equity	—	—	—	—	(987)	—	—	(987)	—	987	—
Net income (loss)	—	—	—	—	—	(168,498)	—	(168,498)	(4,771)	(4,084)	(177,353)
Balance as of December 31, 2018	83,410	$834	44,399	$444	$2,899,353	$(193,327)	$(399)	$2,706,905	$72,683	$65,614	$2,845,202

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(177,353)	$127,880	$109,021
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated ventures	(23,774)	(24,709)	(16,067)
Depreciation and amortization	90,986	9,137	146
Straight-line rental income	(6,520)	—	—
Amortization of above/below market lease values, net	(44)	—	—
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(7,907)	(8,551)	(8,112)
Amortization of deferred financing costs	4,794	3,637	5,975
Paid-in-kind interest	(5,837)	(1,802)	(7,884)
Distributions of cumulative earnings from unconsolidated ventures	43,481	7,563	1,058
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	(5,003)	—	—
Realized loss on mortgage loans and obligations held in securitization trusts, net	3,447	—	—
Provision for loan losses	113,911	518	3,386
Impairment of operating real estate	31,813	—	—
Amortization of equity-based compensation	7,113	—	—
Mortgage notes above/below market value amortization	(576)	—	—
Deferred income tax expense	28,354	1,744	—
Other loss	114	—	—
Changes in assets and liabilities:
Receivables, net	11,062	—	—
Deferred costs and other assets	(27,931)	(7,743)	671
Due to related party	5,710	—	—
Other liabilities	14,882	(692)	314
Net cash provided by operating activities	100,722	106,982	88,508
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(919,461)	(200,203)	(257,641)
Repayment on loans and preferred equity held for investment	626,622	537,532	357,043
Proceeds from sale of loans and preferred equity held for investment	—	17,509	141,500
Cash and restricted cash received in the Combination	328,454	—	—
Cash and restricted cash received through the CLNY Merger	—	6,203	—
Cash and restricted cash related to the deconsolidation of certain CLNY Contributed Portfolio investments	(26,112)	—	—
Cash received related to foreclosure of loans held for investment	4,900	—	—
Proceeds from sale of real estate	167,877	8,872	—
Acquisition of and additions to real estate, related intangibles and leasing commissions	(415,117)	(312)	(67)
Investments in unconsolidated ventures	(239,663)	(16,333)	(21,433)
Distributions in excess of cumulative earnings from unconsolidated ventures	98,501	55,107	1,331
Acquisition of real estate securities, available for sale	(58,665)	—	—
Cash received in excess of accretion on purchased credit impaired loans	—	52,435	18,121
Deposit on investments	(29,423)	—	—
Change in escrow deposits	(5,618)	(21,541)	(39,482)
Net cash provided by (used in) investing activities	(467,705)	439,269	199,372
Cash flows from financing activities:
Distributions paid on common stock	(185,291)	—	—
Distributions paid on common stock to noncontrolling interests	(4,460)	—	—
Shares canceled for tax withholding on vested stock awards	(659)	—	—
Borrowings from mortgage notes	246,365	72,189	81,077
Repayment of mortgage notes	(141,818)	(342,898)	(407,282)
Borrowings from credit facilities	1,716,362	—	—
Repayment of credit facilities	(999,312)	(717)	(2,242)
Repayment of securitization bonds	(108,246)	—	—
Payment of deferred financing costs	(15,610)	—	—
Contributions from CLNY owners	—	81,549	113,024
Distributions to CLNY owners	—	(299,319)	(122,133)
Contributions from noncontrolling interests	290	50,503	95,618
Distributions to noncontrolling interests	(20,104)	(112,965)	(77,780)
Net cash provided by (used in) financing activities	487,517	(551,658)	(319,718)
Effect of exchange rates on cash, cash equivalents and restricted cash	(176)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	120,358	(5,407)	(31,838)
Cash, cash equivalents and restricted cash - beginning of period	67,105	72,512	104,350
Cash, cash equivalents and restricted cash - end of period	$187,463	$67,105	$72,512

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)

	Year Ended December 31,
	2018	2017	2016
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$25,204	$13,982	$6,338
Restricted cash	41,901	58,530	98,012
Total cash, cash equivalents and restricted cash, beginning of period	$67,105	$72,512	$104,350

End of the period
Cash and cash equivalents	$77,317	$25,204	$13,982
Restricted cash	110,146	41,901	58,530
Total cash, cash equivalents and restricted cash, end of period	$187,463	$67,105	$72,512

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$81,683	$22,885	$20,134
Cash paid for income taxes	$27,178	$10,497	$1,292
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired in the Combination (Note 3)	$6,651,614	$—	$—
Liabilities assumed in the Combination (Note 3)	4,821,133	—	—
Noncontrolling interests assumed in the Combination (Note 3)	82,542	—	—
Common stock issued for acquisition of NorthStar I and NorthStar II (Note 3)	2,021,373	—	—
Deconsolidation of certain CLNY Contributed Portfolio investments (Note 2)	287,021	—	—
Secured Financing (Note 4)	50,314	—	—
Noncontrolling interests in the Operating Partnership	73,626	—	—
Consolidation of securitization trust (VIE asset / liability)	211,778	—	—
Accrual of distribution payable	18,986	—	—
Foreclosure of loans held for investment	117,878	20,204	—
Assets acquired through the CLNY Merger (Note 2)	—	485,891	—
Liabilities assumed through the CLNY Merger (Note 2)	—	161,533	—
Debt assumed related to acquisition of real estate	200,153	—	—
Deferred tax liabilities assumed related to acquisition of real estate	35,958	—	—
Loans held for investment payoff held by servicer	10,201	9,720	—

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
Colony Credit Real Estate, Inc. (together with its consolidated subsidiaries, the “Company”) is a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE senior mortgage loans, mezzanine loans, preferred equity, debt securities and net leased properties predominantly in the United States. CRE debt investments include senior mortgage loans, mezzanine loans, preferred equity, and participations in such loans and preferred equity interests. CRE debt securities consist of commercial mortgage-backed securities (“CMBS”) (including “B-pieces” of a CMBS securitization pool). Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes.
The Company was organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony Capital, Inc., formerly Colony NorthStar, Inc. (“Colony Capital”), a publicly traded REIT listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CLNY,” made an initial capital contribution of $1,000 to the Company. On January 31, 2018, the Company completed the transactions contemplated by that certain Master Combination Agreement, dated as of August 25, 2017, as amended and restated on November 20, 2017 (the “Combination Agreement,” as further discussed below). The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2018. Effective June 25, 2018, the Company changed its name from Colony NorthStar Credit Real Estate, Inc. to Colony Credit Real Estate, Inc. Also on June 25, 2018, Colony NorthStar, Inc. changed its name to Colony Capital, Inc. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Credit RE Operating Company, LLC (the “Operating Partnership” or “OP”). At December 31, 2018, the Company owned 97.6% of the OP, as its sole managing member. The remaining 2.4% is owned by an affiliate of the Company as noncontrolling interests.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company’s unconsolidated ventures are substantially similar to those of the Company.
Basis of Presentation
The consolidated financial statements include the results of operations of Colony Credit Real Estate, Inc. and certain consolidated investment entities contributed by CLNY (the “CLNY Investment Entities”) for periods on or prior to the closing of the Combination on January 31, 2018 and the combined operations of Colony Credit Real Estate, Inc., NorthStar I and NorthStar II beginning February 1, 2018, following the closing of the Combination.
The assets and liabilities contributed by CLNY to the Company consisted of its ownership interests in the CLNY Investment Entities, ranging from 38% to 100%. The remaining interests in the CLNY Investment Entities are owned by investment vehicles sponsored by Colony Capital or third parties and were not contributed to the Company.
The CLNY Contributions were accounted for as a reorganization of entities under common control, since both the Company and the CLNY Investment Entities were under common control of Colony Capital at the time the contributions were made. Accordingly, the contributed assets and liabilities were recorded at carryover basis and the Company’s financial statements for prior periods were recast to reflect the consolidation of the CLNY Investment Entities as if the contribution had occurred on the date of the earliest period presented. The assets, liabilities and noncontrolling interests of the CLNY Investment Entities in the consolidated financial statements for periods prior to the Combination were carved out of the books and records of Colony Capital at their historical carrying amounts. Accordingly, the historical consolidated financial statements were prepared giving consideration to the rules and regulations of the Securities and Exchange Commission (“SEC”) and related guidance provided by the SEC Staff with respect to carve-out financial statements and reflect allocations of certain corporate costs from Colony Capital. These charges were based on either specifically identifiable costs incurred on behalf of the CLNY Investment Entities or an allocation of costs estimated to be applicable to the CLNY Investment Entities, primarily based on the relative assets under management of the CLNY Investment Entities to Colony Capital’s total assets under management. Such costs do not necessarily reflect what the actual costs would have been if the Company had been operating as a separate stand-alone public entity for periods prior to the Combination.
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
Formation of Colony Capital
Colony Capital was formed through a tri-party merger (the “CLNY Merger”) among Colony Capital, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (“NRF”), which closed on January 10, 2017 (the “CLNY Merger Closing Date”). Colony Capital was determined to be the accounting acquirer in the CLNY Merger. Accordingly, the combined financial information of the CLNY Investment Entities included herein as of any date or for any periods on or prior to the CLNY Merger Closing Date represent the CLNY Investment Entities from Colony Capital. On the CLNY Merger Closing Date, the CLNY Investment Entities were reflected by Colony Capital at their pre-CLNY Merger carrying values, while the CLNY Investment Entities from NRF were reflected by Colony Capital at their CLNY Merger fair values. The results of operations of the CLNY Investment Entities from NRF are included in these pre-Combination financial statements effective from January 11, 2017.
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. The portions of the equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements.
The Company consolidates entities in which it has a controlling financial interest by first considering if an entity meets the definition of a VIE for which the Company is deemed to be the primary beneficiary, or if the Company has the power to control an entity through a majority of voting interest or through other arrangements.
Variable Interest Entities
Variable Interest Entities—A VIE is an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders lack the characteristics of a controlling financial interest; or (iii) is established with non-substantive voting rights. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. The Company also considers interests held by its related parties, including de facto agents. The Company assesses whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing the related party analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to the related party; the Company’s and the related party's ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the related party. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE.
Voting Interest Entities—Unlike VIEs, voting interest entities have sufficient equity to finance their activities and equity investors exhibit the characteristics of a controlling financial interest through their voting rights. The Company consolidates such entities when it has the power to control these entities through ownership of a majority of the entities' voting interests or through other arrangements.
At each reporting period, the Company reassesses whether changes in facts and circumstances cause a change in the status of an entity as a VIE or voting interest entity, and/or a change in the Company's consolidation assessment.
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
As of December 31, 2018, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The Company’s operating subsidiary, the OP, is a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. The Company holds the majority of membership interest in the OP, is the managing member of the OP and exercises full responsibility, discretion and control over the day-to-day management of the OP. The noncontrolling interests in the OP do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights that could be exercised by a simple majority of noncontrolling interest members (including by such a member unilaterally). The absence of such rights, which represent voting rights in a limited partnership equivalent structure, would render the OP to be a VIE. The Company, as managing member, has the power to direct the core activities of the OP that most significantly affect the OP’s performance, and through its majority interest in the OP, has both the right to receive benefits from and the obligation to absorb losses of the OP. Accordingly, the Company is the primary beneficiary of the OP and consolidates the OP. As the Company

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conducts its business and holds its assets and liabilities through the OP, the total assets and liabilities of the OP represent substantially all of the total consolidated assets and liabilities of the Company.
Other consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. The noncontrolling interests in the operating real estate properties represent third party joint venture partners with ownership ranging from 5.0% to 20.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
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
If it is determined that the Company is the primary beneficiary of an Investing VIE as a result of acquiring the subordinate first-loss tranches of the securitization trust, the Company would consolidate the assets, liabilities, income and expenses of the entire Investing VIE. The assets held by an Investing VIE are restricted and can only be used to fulfill its own obligations. The obligations of an Investing VIE have neither any recourse to the general credit of the Company as the consolidating parent entity of an Investing VIE, nor to any of the Company’s other consolidated entities.
As of December 31, 2018, the Company held subordinate tranches of securitization trusts in three Investing VIEs for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trusts. The Company’s subordinate tranches of the securitization trusts, which represent the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trusts, less the Company’s retained interest from the subordinate tranches of the securitization trusts), income and expenses of the Investing VIEs are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trusts only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trusts. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
The Company elected the fair value option for the initial recognition of the assets and liabilities of its consolidated Investing VIEs. Interest income and interest expense associated with the Investing VIEs are presented separately on the consolidated statements of operations, and the assets and liabilities of the Investing VIEs are separately presented as “Mortgage loans held in securitization trusts, at fair value” and “Mortgage obligations issued by securitization trusts, at fair value,” respectively, on the consolidated balance sheets. Refer to Note 15, “Fair Value” for further discussion.
The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”), allowing the Company to measure both the financial assets and liabilities of a qualifying collateralized financing entity (“CFE”), such as its Investing VIEs, using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. A CFE is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. As the liabilities of the Company’s Investing VIEs are marketable securities with observable trade data, their fair value is more observable and is referenced to determine fair value of the assets of its Investing VIEs. Refer to Note 15, “Fair Value” for further discussion.
Unconsolidated VIEs
As of December 31, 2018, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of December 31, 2018.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of December 31, 2018 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$228,185	$229,512
Investments in unconsolidated ventures	561,754	583,160
Loans and preferred equity held for investment, net	225,691	225,691
Total assets	$1,015,630	$1,038,363
The Company did not provide financial support to the unconsolidated VIEs during the year ended December 31, 2018. As of December 31, 2018, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of real estate securities, available for sale was determined as the amortized cost, which represents the purchase price of the investments adjusted by any unamortized premiums or discounts as of the reporting date. The maximum exposure to loss of investments in unconsolidated ventures and loans and preferred equity held for investment, net was determined as the carrying value plus any future funding commitments. Refer to Note 4, “Loans and Preferred Equity Held for Investment, net” and Note 18, “Commitments and Contingencies” for further discussion.
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
Prior to the deconsolidation of the CLNY Investment Entities, noncontrolling interest as recorded in the CLNY Investment Entities combined financial statements consisted of interests in the held by third party joint ventures. Following the deconsolidation of the

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CLNY Investment Entities, the noncontrolling interest in the Company’s consolidated financial statements additionally consists of Colony Capital ownership interests in joint ventures. These interests were previously classified as other owners in the CLNY Investment Entities combined financial statements, but have been reclassified to noncontrolling interests in the Company’s consolidated financial statements.
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
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (“OCI”). The components of OCI include unrealized gain (loss) on CRE debt securities available for sale for which the fair value option was not elected, gain (loss) on derivative instruments used in the Company’s risk management activities used for economic hedging purposes (“designated hedges”), and gain (loss) on foreign currency translation.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

between the carrying value of the instruments and the related assets and liabilities to be consolidated. The Company has adopted guidance issued by the FASB allowing the Company to measure both the financial assets and liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable.
Business Combinations
Definition of a Business—The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If not, for an acquisition to be considered a business, it would have to include an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., there is a continuation of revenue before and after the transaction). A substantive process is not ancillary or minor, cannot be replaced without significant costs, effort or delay or is otherwise considered unique or scarce. To qualify as a business without outputs, the acquired assets would require an organized workforce with the necessary skills, knowledge and experience that performs a substantive process.
Asset Acquisitions—For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the carrying amount of the assets acquired. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to the acquisition of assets are included in the cost basis of the assets acquired.
Business Combinations—The Company accounts for acquisitions that qualify as business combinations by applying the acquisition method. Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at December 31, 2018 or December 31, 2017. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonaccrual—Accrual of interest income is suspended on nonaccrual loans and preferred equity investments. Loans and preferred equity investments that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual. Interest receivable is reversed against interest income when loans and preferred equity investments are placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received; or if ultimate collectability of loan and preferred equity principal is uncertain, interest collected is recognized using a cost recovery method by applying interest collected as a reduction to loan and preferred equity carrying value. Loans and preferred equity investments may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured.
Impairment and Allowance for Loan Losses—On a periodic basis, the Company analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and preferred equity investment and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan, where applicable. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan or preferred equity investment, liquidation value of collateral properties, and financial wherewithal of any loan guarantors, as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present. During the year ended December 31, 2018, the Company recorded $113.9 million of provision for loan loss. See Note 4, “Loans and Preferred Equity Held for Investment, net” for further detail.
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
Acquisition, Development and Construction (“ADC”) Arrangements
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Operating Real Estate
Real Estate Acquisitions—Real estate acquired in acquisitions that are deemed to be business combinations is recorded at the fair values of the acquired components at the time of acquisition, allocated among land, buildings, improvements, equipment and lease-related tangible and identifiable intangible assets and liabilities, including forgone leasing costs, in-place lease values and above- or below-market lease values. Real estate acquired in acquisitions that are deemed to be asset acquisitions is recorded at the total value of consideration transferred, including transaction costs, and allocated to the acquired components based upon relative fair value. The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information.
Real Estate Held for Investment
Real estate held for investment is carried at cost less accumulated depreciation.
Costs Capitalized or Expensed—Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.
Depreciation—Real estate held for investment, other than land, is depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

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
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. Another key consideration in this assessment is the Company’s assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses. During the year ended December 31, 2018, the Company recorded a $31.8 million impairment loss on its operating real estate portfolio. See Note 7, “Real Estate, net” and Note 15, “Fair Value,” for further detail.
Real Estate Held for Sale
Real estate is classified as held for sale in the period when (i) management approves a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, subject only to usual and customary terms, (iii) a program is initiated to locate a buyer and actively market the asset for sale at a reasonable price, and (iv) completion of the sale is probable within one year. Real estate

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

held for sale is stated at the lower of its carrying amount or estimated fair value less disposal cost, with any write-down to fair value less disposal cost recorded as an impairment loss. For any increase in fair value less disposal cost subsequent to classification as held for sale, the impairment loss may be reversed, but only up to the amount of cumulative loss previously recognized. Depreciation is not recorded on assets classified as held for sale. At the time a sale is consummated, the excess, if any, of sale price less selling costs over carrying value of the real estate is recognized as a gain.
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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of December 31, 2018, the Company held subordinate tranches of three securitization trusts, which represent the Company’s retained interest in the securitization trusts, which the Company consolidates under U.S. GAAP. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
Impairment
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized loss on mortgage loans and obligations held in securitization trust, net as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of December 31, 2018, the Company did not have any OTTI recorded on its CRE securities.
Investments in Unconsolidated Ventures
A noncontrolling, unconsolidated ownership interest in an entity may be accounted for using one of (i) equity method where applicable; (ii) fair value option if elected; (iii) fair value through earnings if fair value is readily determinable, including election of net asset value ("NAV") practical expedient where applicable; or (iv) for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair value changes of equity method investments under the fair value option are recorded in earnings from investments in unconsolidated ventures. Fair value changes of other equity investments, including adjustments for observable price changes under the measurement alternative, are recorded in other gain (loss).
Equity Method Investments
The Company accounts for investments under the equity method of accounting if it has the ability to exercise significant influence over the operating and financial policies of an entity, but does not have a controlling financial interest. The equity method investment is initially recorded at cost and adjusted each period for capital contributions, distributions and the Company’s share of the entity’s net income or loss as well as other comprehensive income or loss. The Company’s share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. For certain equity method investments, the Company records its proportionate share of income on a one to three month lag. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits are reported as investing activities in the statement of cash flows under the cumulative earnings approach.
At December 31, 2018, the Company’s investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC arrangements accounted for as equity method investments. At December 31, 2017, the Company’s investments in unconsolidated ventures consisted of investments in PE Investments and ADC arrangements accounted for as equity method investments.
Impairment
Evaluation of impairment applies to equity method investments and equity investments under the measurement alternative. If indicators of impairment exist, the Company will first estimate the fair value of its investment. In assessing fair value, the Company generally considers, among others, the estimated enterprise value of the investee or fair value of the investee's underlying net assets, including net cash flows to be generated by the investee as applicable.
For investments under the measurement alternative, if carrying value of the investment exceeds its fair value, an impairment is deemed to have occurred.
For equity method investments, further consideration is made if a decrease in value of the investment is other-than-temporary to determine if impairment loss should be recognized. Assessment of OTTI involves management judgment, including, but not limited to, consideration of the investee’s financial condition, operating results, business prospects and creditworthiness, the Company’s ability and intent to hold the investment until recovery of its carrying value, or a significant and prolonged decline in traded price of the investee’s equity security. If management is unable to reasonably assert that an impairment is temporary or believes that the Company may not fully recover the carrying value of its investment, then the impairment is considered to be other-than-temporary.
Investments that are other-than-temporarily impaired are written down to their estimated fair value. Impairment loss is recorded in earnings from investments in unconsolidated ventures for equity method investments and in other gain (loss) for investments under the measurement alternative.
Identifiable Intangibles
In a business combination or asset acquisition, the Company may recognize identifiable intangibles that meet either or both the contractual-legal criterion or the separability criterion. An indefinite-lived intangible is not subject to amortization until such time that its useful life is determined to no longer be indefinite, at which point, it will be assessed for impairment and its adjusted carrying amount amortized over its remaining useful life. Finite-lived intangibles are amortized over their useful life in a manner that reflects the pattern in which the intangible is being consumed if readily determinable, such as based upon expected cash flows; otherwise they are amortized on a straight line basis. The useful life of all identified intangibles will be periodically reassessed and if useful life changes, the carrying amount of the intangible will be amortized prospectively over the revised useful life.
Lease Intangibles—Identifiable intangibles recognized in acquisitions of operating real estate properties generally include in-place leases, above- or below-market leases and deferred leasing costs, all of which have finite lives. In-place leases generate value over and above the tangible real estate because a property that is occupied with leased space is typically worth more than a vacant building without an operating lease contract in place. The estimated fair value of acquired in-place leases is derived based on management’s assessment of costs avoided from having tenants in place, including lost rental income, rent concessions and tenant allowances or reimbursements, that hypothetically would be incurred to lease a vacant building to its actual existing occupancy level on the valuation date. The net amount recorded for acquired in-place leases is included in intangible assets and amortized on

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If an in-place lease is terminated, the unamortized portion is charged to depreciation and amortization expense.
The estimated fair value of the above- or below-market component of acquired leases represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition for the remaining lease term, discounted for tenant credit risks. Above- or below-market operating lease values are amortized on a straight-line basis as a decrease or increase to rental income, respectively, over the applicable lease terms. This includes fixed rate renewal options in acquired leases that are below-market, which are amortized to decrease rental income over the renewal period. Above- or below-market ground lease obligations are amortized on a straight-line basis as a decrease or increase to rent expense, respectively, over the applicable lease terms. If the above- or below-market operating lease values or above- or below-market ground lease obligations are terminated, the unamortized portion of the lease intangibles are recorded in rental income or rent expense, respectively.
Deferred leasing costs represent management’s estimate of the avoided leasing commissions and legal fees associated with an existing in-place lease. The net amount is included in intangible assets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable lease.
Transfers of Financial Assets
Sale accounting for transfers of financial assets requires the transfer of an entire financial asset, a group of financial assets in its entirety or if a component of the financial asset is transferred, that the component meets the definition of a participating interest with characteristics that mirror the original financial asset.
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. If the Company has any continuing involvement, rights or obligations with the transferred financial asset (outside of standard representations and warranties), sale accounting requires that the transfer meets the following sale conditions: (1) the transferred asset has been legally isolated; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and (3) the Company does not maintain effective control over the transferred asset through an agreement that provides for (a) both an entitlement and an obligation by the Company to repurchase or redeem the asset before its maturity, (b) the unilateral ability by the Company to reclaim the asset and a more than trivial benefit attributable to that ability, or (c) the transferee requiring the Company to repurchase the asset at a price so favorable to the transferee that it is probable the repurchase will occur.
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
Cash Flow Hedges—The Company uses interest rate caps and swaps to hedge its exposure to interest rate fluctuations in forecasted interest payments on floating rate debt. The effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income, while hedge ineffectiveness is recorded in earnings. If the derivative in a cash flow hedge is terminated or the hedge designation is removed, related amounts in accumulated other comprehensive income (loss) are reclassified into earnings.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Investment Hedges—The Company uses foreign currency hedges to protect the value of its net investments in foreign subsidiaries or equity method investees whose functional currencies are not U.S. dollars. Changes in the fair value of derivatives used as hedges of net investment in foreign operations, to the extent effective, are recorded in the cumulative translation adjustment account within accumulated other comprehensive income (loss).
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional amount that is in excess of the beginning balance of its net investments as undesignated hedges.
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
Tenant Reimbursements—In net lease arrangements, the tenant is generally responsible for operating expenses related to the property, including real estate taxes, property insurance, maintenance, repairs and improvements. Costs reimbursable from tenants and other recoverable costs are recognized as revenue in the period the recoverable costs are incurred. When the Company is the primary obligor with respect to purchasing goods and services for property operations and has discretion in selecting the supplier and retains credit risk, tenant reimbursement revenue and property operating expenses are presented on a gross basis in the statements of operations. For certain triple net leases where the lessee self-manages the property, hires its own service providers and retains credit risk for routine maintenance contracts, no reimbursement revenue and expense are recognized.
Hotel Operating Income—Hotel operating income includes room revenue, food and beverage sales and other ancillary services. Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the exchange rate in effect at the balance sheet date and the corresponding results of operations for such entities are translated using the average exchange rate in effect during the period. The resulting foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss in stockholders’ equity. Upon sale, complete or substantially complete liquidation of a foreign subsidiary, or upon partial sale of a foreign equity method investment, the translation adjustment associated with the investment, or a proportionate share related to the portion of equity method investment sold, is reclassified from accumulated other comprehensive income or loss into earnings.
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the exchange rate in effect at the balance sheet date and the corresponding results of operations for such entities are remeasured using the average exchange rate in effect during the period. The resulting foreign currency remeasurement adjustments are recorded in other gain (loss), net on the consolidated statements of operations.
Disclosures of non-U.S. dollar amounts to be recorded in the future are translated using exchange rates in effect at the date of the most recent balance sheet presented.
Equity-Based Compensation
Equity-classified stock awards granted to executive officers and both independent and non-independent directors are based on the closing price of the Class A common stock on the grant date and recognized on a straight-line basis over the requisite service period of the awards.
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
Income Taxes
The Company intends to elect to be taxed as a REIT and to comply with the related provisions of the Code beginning with its taxable year ended December 31, 2018. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income, distribution and share ownership tests are met. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable.
The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on its undistributed taxable income.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company made joint elections to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”) which may be subject to U.S. federal, state and local income taxes. In general, a TRS of the Company may perform non-customary services for tenants, hold assets that the REIT cannot hold directly and engage in most real estate or non-real estate-related business. The Company also holds investments in Europe which are subject to tax in each local jurisdiction.
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
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which provides for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. At December 31, 2017, the Company recognized a provisional amount of approximately $2.0 million of income tax expense relating to the remeasurement of its deferred tax balances based on the rate at which they are expected to reverse in the future, which is generally 21%. During the fourth quarter of 2018, the Company completed its analysis of the Tax Cuts and Jobs Act, which resulted in a reduction in the provisional amount by $0.1 million to $1.9 million of income tax expense.
For the years ended December 31, 2018, 2017 and 2016, the Company recorded income tax expense of $37.1 million, $2.2 million and $1.5 million, respectively.
Reclassifications
In addition to reclassifications on the statements of cash flows resulting from the adoption of ASU No 2016-18 as discussed below, certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation.
Accounting Standards Adopted in 2018
At the end of fiscal 2018, the Company lost its status as an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBs Act”). As a result, the Company was no longer able to take advantage of the extended transition period for complying with new or revised financial accounting standards and was required to adopt certain standards in 2018 upon loss of EGC status and apply such standards retrospectively to January 1, 2018.
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
The Company adopted the standard using the modified retrospective approach upon loss of its EGC status and applied the standard retrospectively to January 1, 2018. The adoption of the standard did not have any impact on the Company requiring a cumulative adjustment. The standard excludes from its scope the areas of accounting that most significantly affect revenue recognition for the core activities of the Company, including accounting for financial instruments and leases. The standard is applicable to certain property operating income streams of the Company, as discussed below.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hotel Operating Income—Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services. The Company determined that there is no change to revenue recognized under the new guidance as revenue is recognized over time based on the transaction price.
Financial Instruments—In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which affects accounting for investments in equity securities, financial liabilities under the fair value option, as well as presentation and disclosures, but does not affect accounting for investments in debt securities and loans. Investments in equity securities, other than equity method investments, will be measured at fair value through earnings, except for equity securities without readily determinable fair values which may be measured at cost less impairment and adjusted for observable price changes under application of the measurement alternative, unless these equity securities qualify for the NAV practical expedient. This provision eliminates cost method accounting and recognition of unrealized holding gains or losses on equity investments in other comprehensive income. For financial liabilities under the fair value option, changes in fair value resulting from the Company’s own instrument-specific credit risk will be recorded separately in other comprehensive income. Fair value disclosures of financial instruments measured at amortized cost are based on exit price and corresponding disclosures of valuation methodology and significant inputs are no longer be required. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments, Recognition and Measurement of Financial Assets and Financial Liabilities, which provided several clarifications and amendments to the standard. These include specifying that for equity instruments without readily determinable fair values for which the measurement alternative is applied: (i) adjustments made when an observable transaction occurs for a similar security are intended to reflect the fair value as of the observable transaction date, not as of current reporting date; (ii) the measurement alternative may be discontinued upon an irrevocable election to change to a fair value measurement approach under fair value guidance, which would apply to all identical and similar investments of the same issuer; and (iii) the prospective transition approach for equity securities without readily determinable fair values is applicable only when the measurement alternative is applied. ASU 2016-01 was applied retrospectively with cumulative effect as of the beginning of the first reporting period adopted recognized in retained earnings, except for provisions related to equity investments without readily determinable fair values for which the measurement alternative is applied and exit price fair value disclosures for financial instruments measured at amortized cost, which are to be applied prospectively.
The Company adopted the standard upon loss of its EGC status and applied the standard retrospectively to January 1, 2018. It had no impact to the Company. All of the Company’s investments in unconsolidated ventures were equity method investments and the Company does not have any cost method investments nor has the Company elected the fair value option on its financial liabilities which fall under the scope of this guidance.
Cash Flow Classifications—In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in certain classifications on the statement of cash flows. This guidance addresses eight types of cash flows, clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows, and requires an accounting policy election for classification of distributions received from equity method investees using either the cumulative earnings or nature of distributions approach, among others. The Company adopted the new guidance upon the loss of its EGC status and applied the standard retrospectively to January 1, 2018. Upon adoption, the Company made an accounting policy election for classification of distributions from its equity method investees using the cumulative earnings approach. The adoption of this standard did not have a material impact on the Company’s financial statements.
Restricted Cash—In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that cash and cash equivalent balances in the statement of cash flows include restricted cash and restricted cash equivalent amounts, and therefore, changes in restricted cash and restricted cash equivalents be presented in the statement of cash flows. This eliminated the presentation of transfers between cash and cash equivalents with restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, this ASU requires disclosure of a reconciliation between the totals in the statement of cash flows and the related captions in the balance sheet. The new guidance also requires disclosure of the nature of restricted cash and restricted cash equivalents, similar to existing requirements under Regulation S-X; however, it does not define restricted cash and restricted cash equivalents. The Company adopted this guidance upon loss of its EGC status and applied the standard retrospectively to January 1, 2018. The Company adjusted the presentation of the cash flows retrospectively. The required retrospective application of this new standard resulted in changes to the previously reported statements of cash flow as follows:

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2017		Year Ended December 31, 2016
(In thousands)	As previously Reported	After Adoption of ASU 2016-18	As previously Reported	After Adoption of ASU 2016-18
Net cash provided by operating activities	107,922	106,982	88,508	88,508
Net cash provided by investing activities	454,958	439,269	238,854	199,372
Net cash used in financing activities	(551,658)	(551,658)	(319,718)	(319,718)
The decrease in net cash provided by investing activities is primarily due to the return of borrower funds from escrow deposits related to loans and preferred equity held for investment. This was previously classified as noncash investing activities.
Derecognition and Partial Sales of Nonfinancial Assets—In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of ASC 610-20, Other Income-Gains and Losses from Derecognition of Nonfinancial Assets, and defines in substance nonfinancial assets. ASC 610-20 applies to derecognition of all nonfinancial assets which are not contracts with customers or revenue transactions under ASC 606, Revenue from Contracts with Customers. Derecognition of a business is governed by ASC 810, Consolidation, while derecognition of financial assets, including equity method investments, even if the investee holds predominantly nonfinancial assets, is governed by ASC 860, Transfers and Servicing. The ASU also aligns the accounting for partial sales of nonfinancial assets to be more consistent with accounting for sale of a business. Specifically, in a partial sale to a noncustomer, when a noncontrolling interest is received or retained, the latter is considered a noncash consideration and measured at fair value in accordance with ASC 606, which results in full gain or loss recognized upon sale. This ASU removes guidance on partial exchanges of nonfinancial assets in ASC 845, Nonmonetary Transactions, and eliminates the real estate sales guidance in ASC 360-20, Property, Plant and Equipment-Real Estate Sales.
The Company adopted the new guidance as of January 1, 2018 using the modified retrospective approach, consistent with the adoption of the new revenue standard. Under the new standard, if a partial interest in real estate is sold to noncustomers or contributed to unconsolidated ventures, and a noncontrolling interest in the asset is retained, such transactions could result in a larger gain on sale. The adoption of this standard could have a material impact on the results of operations in a period that a significant partial interest in real estate is sold. There were no such sales during the year ended December 31, 2018.

Share-Based Payments—In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by generally aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance applies to nonemployee awards issued in exchange for goods or services used in an entity’s own operations and to awards granted by an investor to an equity method investee, but does not apply to equity instruments issued to a lender or investor in a financing transaction or equity instruments issued when selling goods or services to customers, which is under the revenue recognition model. Key changes in the guidance include measuring nonemployee awards based on fair value of the equity instrument issued, rather than fair value of goods or services received or equity instrument issued, whichever is more reliably measured. In terms of timing, equity-classified nonemployee awards that were previously remeasured through performance completion date will now have a fixed measurement on grant date, which will reduce volatility on the income statement. For nonemployee awards with performance conditions, compensation cost will be recognized when achievement of the performance condition is probable, rather than upon actual achievement of the performance condition. Similar to employee awards, forfeitures may be recognized as they occur or based on an estimate under an accounting policy election, but the guidance allows separate elections for employee and nonemployee awards. The accounting model for nonemployee awards, however, remains different for attribution of share-based payment costs over the vesting period, in which compensation cost for nonemployee awards continues to be recognized in the same period and in the same manner (i.e., capitalized or expensed) as if the grantor had paid cash for the goods or services. No changes to disclosure requirements were prescribed. Transition is on a modified retrospective basis, with a remeasurement at fair value as of the adoption date through a cumulative effect adjustment to opening retained earnings, applied to all equity-classified nonemployee awards where a measurement date has not been established by the adoption date and unsettled liability-classified nonemployee awards. The transition provisions eliminate the need to retrospectively determine fair values at historical grant dates. The Company early adopted this guidance on October 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Future Application of Accounting Standards
Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing lease accounting standards, primarily requiring lessees to recognize most leases on balance sheet, as well as making targeted changes to lessor accounting. As lessee, a right-of-use asset and corresponding liability for future obligations under a leasing arrangement would be recognized on balance

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company will adopt the standard effective January 1, 2019 using a modified retrospective approach for all leases existing at, or entered into after, beginning of the earliest comparative period presented. The Company will adopt the package of practical expedients under the guidance, which provides exemptions from having to reassess whether any expired or expiring contracts contain leases, revisit lease classification for any expired or expiring leases and reassess initial direct costs for any existing leases. The Company implemented an accounting policy election to treat lease and related non-lease components in a contract as a single performance obligation to the extent that the timing and pattern of revenue recognition are the same for the lease and non-lease components and the combined single lease component is classified as an operating lease. The Company is in the process of finalizing the aggregation and evaluation of its leasing arrangements, and implementing a lease module in its accounting system to address the new accounting model for leases, including any transition adjustments. The most significant change to the Company, as lessee, will be the gross-up of the right of use asset and lease liability on the balance sheet, estimated to be between $15.0 million to $20.0 million for ground leases, discounted using incremental borrowing rates ranging from 5.0% to 5.8%.  The impact of the new standard to the Company, as lessor, is not expected to have a material effect on its financial condition or results of operations.
Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which amends the credit impairment model for financial instruments. The existing incurred loss model will be replaced with a lifetime current expected credit loss (“CECL”) model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity (“HTM”) debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For available-for-sale (“AFS”) debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the OTTI concept will result in more frequent estimation of credit losses. The accounting model for purchased credit impaired loans and debt securities will be simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. The existing model for beneficial interests that are not of high credit quality will be amended to conform to the new impairment models for HTM and AFS debt securities. Expanded disclosures on credit risk include credit quality indicators by vintage for financing receivables and net investment in leases. Transition will generally be on a modified retrospective basis, with prospective application for other-than-temporarily impaired debt securities and purchased credit impaired assets. ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company expects that recognition of credit losses will generally be accelerated under the CECL model. Evaluation of the impact of this new guidance is ongoing.
Hedge Accounting—In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which simplifies and expands the application of hedge accounting. This standard amends hedge accounting recognition and presentation, including eliminating the requirement to separately measure and present hedge ineffectiveness as well as presenting the entire fair value change of a hedging instrument in the same income statement line as the hedged item. The new guidance also provides alternatives for applying hedge accounting to additional hedging strategies, and easing requirements for effectiveness testing and hedging documentation, although the "highly effective" threshold for a qualifying hedging relationship has not changed. Revised disclosures include tabular disclosures that focus on the effect of hedge accounting by income statement line item. Transition will generally be on a modified retrospective basis applied to existing hedging relationships as of date of adoption, with prospective application for income statement presentation and disclosure, and specific transition elections are available to modify existing hedge documentation. ASU 2017-12 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted, with adjustments to be reflected as of the beginning of the fiscal year of adoption if early adopted in an interim period.

The Company plans to adopt the standard on its effective date. Upon adoption, as it relates to the Company’s  net investment hedges, the Company will record the entire change in fair value of the hedging instrument (other than amounts excluded from assessment of hedge effectiveness for net investment hedges) in other comprehensive income and there will be no hedge ineffectiveness recorded in earnings. Additionally, subsequent to initial quantitative hedge assessment, the Company may elect to perform effectiveness testing qualitatively so long as the Company can reasonably support an expectation that the hedge is highly effective now and in subsequent periods. As the standard allows more flexibility in hedging interest rate risk in cash flow hedges beyond a specified benchmark rate, the Company may be able to designate in the future other contractually specified variable interest rate as the hedged risk, which if effective, could decrease fluctuations in earnings. The Company continues to evaluate

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the impact of this new guidance but at this time, does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

Fair Value Disclosures—In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820):Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements. The ASU requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value of instruments held at the balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain disclosures are now eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. ASU No. 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. The adoption of this standard is not expected to have a material effect on the Company's existing disclosures.

3.	Business Combination
Business Combination
On the Closing Date, the Combination of the CLNY Contributed Portfolio, NorthStar I and NorthStar II was completed, creating the Company.
In consideration for the contribution of the CLNY Contributed Portfolio, CLNY OP received approximately 44.4 million shares of the Company’s Class B-3 common stock, par value $0.01 per share (the “Class B-3 common stock”), and a subsidiary of CLNY OP received approximately 3.1 million common membership units in the OP (“CLNC OP Units”). The Class B-3 common stock automatically converted to Class A common stock of the Company on a one-for-one basis upon the close of trading on February 1, 2019. The CLNC OP Units are redeemable for cash, or, at the Company’s election, the Class A common stock on a one-for-one basis, in the sole discretion of the Company. Subject to certain limited exceptions, CLNY OP has agreed that it and its affiliates will not make any transfers of the CLNC OP Units to non-affiliates of CLNY OP until the one year anniversary of the closing of the Combination, unless such transfer is approved by a majority of the Company’s board of directors, including a majority of the independent directors. In connection with the merger of NorthStar I and NorthStar II into the Company, their respective stockholders received shares of the Class A common stock based on pre-determined exchange ratios. Following the foregoing transaction, the Company contributed the CLNY Contributed Portfolio and the operating partnerships of NorthStar I and NorthStar II to the OP in exchange for ownership interests in the OP. Upon the closing of the Combination, CLNY OP and its affiliates, NorthStar I stockholders and NorthStar II stockholders each owned approximately 37%, 32% and 31%, respectively, of the Company on a fully diluted basis.
Prior to the closing of the Combination, a special dividend was declared by NorthStar I, which generated the lesser amount of cash leakage, in order to true up the agreed contribution values of NorthStar I and NorthStar II in relation to each other. In addition, following the CLNY Contributions, but prior to the effective time of the Combination, there was a cash settlement between the Company and Colony Capital for the difference between (i) the sum of (a) the loss in value of NorthStar I and NorthStar II as a result of the distributions made by NorthStar I and NorthStar II in excess of funds from operations (“FFO”) (as such term is defined in the Combination Agreement) from July 1, 2017 through the day immediately preceding the Closing Date (excluding the dividend payment made by each of NorthStar I and NorthStar II on July 1, 2017), (b) FFO for the CLNY Investment Entities from July 1, 2017 through the day immediately preceding the Closing Date, (c) cash contributions or contributions of certain intercompany receivables made to the CLNY Investment Entities from July 1, 2017 through the day immediately preceding the Closing Date, and (d) the expected present value of certain unreimbursed operating expenses of NorthStar I and NorthStar II paid on each company’s behalf by their respective advisors, and (ii) cash distributions made by the CLNY Investment Entities from July 1, 2017 through the day immediately preceding the Closing Date, excluding that certain distribution made by the CLNY Investment Entities in July 2017 relating to the partial repayment of a certain investment (collectively, “CLNY true-up adjustment”). The settlement of the CLNY true-up adjustment resulted in a payment of approximately $55 million from Colony Capital to the Company.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents an allocation of the Combination consideration to assets acquired, liabilities assumed and noncontrolling interests of NorthStar I and NorthStar II based on their respective estimated fair values.
The estimated fair values and allocation of the Combination consideration are subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the Closing Date. During the measurement period, no material adjustments were made to the allocation of the Combination consideration. Final adjusted fair values assigned to the assets acquired, liabilities assumed and noncontrolling interests of NorthStar I and NorthStar II were as follows (dollars in thousands):

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Final Adjusted Amounts at December 31, 2018
	NorthStar I	NorthStar II	Total
Merger consideration	$1,032,651	$988,722	$2,021,373
Allocation of merger consideration:
Assets acquired
Cash and cash equivalents	$130,197	$51,360	$181,557
Restricted cash	30,564	61,313	91,877
Loans and preferred equity held for investment	521,462	728,271	1,249,733
Real estate securities, available for sale, at fair value	100,731	64,793	165,524
Real estate, net	792,999	494,324	1,287,323
Investments in unconsolidated ventures	67,899	375,694	443,593
Receivables, net	12,363	11,479	23,842
Deferred leasing costs and intangible assets, net	74,243	37,090	111,333
Other assets	18,666	24,401	43,067
Mortgage loans held in securitization trusts, at fair value	1,894,404	1,432,795	3,327,199
Total assets acquired	3,643,528	3,281,520	6,925,048
Liabilities assumed
Securitization bonds payable, net	—	80,825	80,825
Mortgage and other notes payable, net	399,131	382,485	781,616
Credit facilities	293,340	355,529	648,869
Due to related party	4,533	1,842	6,375
Accrued and other liabilities	25,680	22,959	48,639
Intangible liabilities, net	17,931	1,808	19,739
Escrow deposits payable	12,994	36,362	49,356
Mortgage obligations issued by securitization trusts, at fair value	1,784,223	1,401,491	3,185,714
Total liabilities assumed	2,537,832	2,283,301	4,821,133
Noncontrolling interests	73,045	9,497	82,542
Fair value of net assets acquired	$1,032,651	$988,722	$2,021,373
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
Results of NorthStar I and NorthStar II
For the period from February 1, 2018 (the Closing Date) through December 31, 2018, the Company’s results of operations included contributions from the acquired business of NorthStar I and NorthStar II as follows (dollars in thousands):

	February 1, 2018 to December 31, 2018
	NorthStar I	NorthStar II	Total
Total revenues	$200,582	$160,917	$361,499

Net income (loss) attributable to common stockholders(1)	(37,480)	(31,791)	(69,271)
______________________________

(1)
Includes $24.7 million of impairment of operating real estate, $18.8 million provision for loan loss, and $45.0 million of mark-to-market adjustments on PE Investments recorded from the Closing Date through December 31, 2018.

Combination-Related Costs
Transaction costs of $31.9 million were incurred in connection with the Combination in the year ended December 31, 2018, consisting largely of professional fees for legal, financial advisory, accounting and consulting services. Approximately $24.3 million of the transaction costs for the year ended December 31, 2018 represent fees paid to investment bankers that were contingent upon consummation of the Combination.
Combination-related costs are expensed as incurred and such costs expensed by NorthStar I and NorthStar II prior to the Closing Date were excluded from the Company's results of operations.
Pro Forma Financial Information (Unaudited)
The following table presents pro forma financial information of the Company as if the Combination had been consummated on January 1, 2017. The pro forma financial information includes the pro forma impact of purchase accounting adjustments primarily related to fair value adjustments and depreciation and amortization, and excludes Combination-related transaction costs of $31.9 million for the year ended December 31, 2018. The pro forma financial information, however, does not reflect any potential benefits that may result from realization of future cost savings from operating efficiencies, or other incremental synergies expected to result from the Combination.
The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of the Company had the Combination been completed on January 1, 2017, nor indicative of future results of operations of the Company (dollars in thousands, except per share data):

	Year Ended December 31,
	2018	2017
Pro forma:
Total revenues	$504,713	$507,961
Net income (loss) attributable to Colony Credit Real Estate, Inc.	(135,621)	87,958
Net income (loss) attributable to common stockholders	(126,852)	85,438
Earnings per common share:
Basic	$(0.99)	$0.67
Diluted	$(0.99)	$0.67

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	December 31, 2018				December 31, 2017
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance(2)	Carrying Value(2)	Weighted Average Coupon	Weighted Average Maturity in Years
Fixed rate
Senior loans	$15,000	$15,000	16.0%	0.5	$493,113	$484,592	8.2%	2.4
Mezzanine loans	175,448	174,830	12.7%	4.9	141,931	141,828	13.2%	3.2
Preferred equity interests	113,860	113,687	12.6%	7.7	—	—	—	—
	304,308	303,517			635,044	626,420
Variable rate
Senior loans	1,432,416	1,430,635	6.3%	4.2	260,366	260,932	8.1%	2.3
Securitized loans(3)	302,868	305,106	7.9%	1.1	377,939	379,670	6.7%	0.3
Mezzanine loans	90,265	90,567	12.2%	2.0	34,391	34,279	9.8%	1.3
	1,825,549	1,826,308			672,696	674,881
	2,129,857	2,129,825			1,307,740	1,301,301

Allowance for loan losses(4)	NA	(109,328)			NA	(517)
Loans and preferred equity held for investment, net	$2,129,857	$2,020,497			$1,307,740	$1,300,784
_________________________________________

(1)	Calculated based on contractual interest rate.

(2)	Includes four purchased credit-impaired loans with combined unpaid principal balance of $21.4 million and carrying value of $20.8 million.

(3)	Represents loans transferred into securitization trusts that are consolidated by the Company.

(4)
Allowance for loan losses does not include $5.1 million of provision for loan loss associated with a receivable for operating expenses paid by the Company on the borrower’s behalf in connection with four loans which were foreclosed upon in January 2019.

As of December 31, 2018, the weighted average maturity, including extensions, of loans and preferred equity investments was 3.9 years.
The Company had $8.6 million and $10.0 million of interest receivable related to its loans and preferred equity held for investment, net as of December 31, 2018 and 2017, respectively.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2018	$1,300,784
Loans and preferred equity held for investment acquired in the Combination (Note 3)	1,249,733
Deconsolidation of investment entities(1)	(553,678)
Acquisitions/originations/additional funding	919,461
Loan maturities/principal repayments	(627,219)
Foreclosure of loans held for investment	(117,878)
Combination adjustment(2)	(50,314)
Discount accretion/premium amortization	2,582
Capitalized interest	5,837
Change in allowance for loan loss	(108,811)
Balance at December 31, 2018	$2,020,497
_________________________________________

(1)
Represents loans and preferred equity held for investment, net which were deconsolidated as a result of the Combination. Refer to Note 2, “Summary of Significant Accounting Policies,” for further detail.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
Represents a loan held for investment, net that was previously sold by the CLNY Investment Entities to NorthStar I and was treated as a secured financing by the CLNY Investment Entities. This loan was eliminated as a result of the Combination.

Nonaccrual and Past Due Loans and Preferred Equity
Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. At December 31, 2018, other than the NY hospitality loans discussed below, all other loans and preferred equity held for investment remain current on interest payments.
In March 2018, the borrower on the Company’s four NY hospitality loans failed to make all required interest payments. These four loans are secured by the same collateral. The Company placed the loans on non-accrual status and commenced discussions with the borrower to resolve the matter. Interest income was recognized on a cash basis. During the year, the Company recognized $3.4 million in interest income on the loans.
During the third quarter of 2018, discussions with the borrower did not progress as anticipated which led to the Company exploring additional options for resolution. The Company prepared a weighted average probability analysis of potential resolutions, which included a recapitalization and earlier than expected receipt and sale of collateral. Based on this analysis, the Company recorded a $35.1 million provision for loan loss on the four NY hospitality loans during the third quarter of 2018.
During the fourth quarter of 2018, the borrower entered into a listing agreement with a real estate brokerage firm and as a result, the Company believes sale of the underlying collateral and repayment of the four loans from the sales proceeds is the most likely outcome. As such, the Company recorded an additional $18.8 million of provision for loan loss on the four NY hospitality loans in 2018 to reflect the estimated proceeds to be received from the borrower following the sale.
During the fourth quarter of 2018, two separate borrowers on three of the Company’s regional mall loans with unpaid principal balances of $29.9 million, $26.5 million, and $7.0 million, respectively, notified us of the potential loss of anchor tenants. Following this notification, the Company concluded that foreclosure or sale of the underlying collateral and repayment for each of these loans is the most likely outcome. As such, the Company recorded a provision for loan loss of $8.0 million, $8.8 million, and $7.0 million respectively, to reflect the estimated fair value of the collateral. The Company has commenced foreclosure proceedings on two of the three loans collateralized by one of the regional malls with unpaid principal balances totaling $36.9 million. The Company has been and is continuing to sweep all cash from the operations of the two regional malls.
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before allowance for loan losses, if any (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due(1)	60-89 Days Past Due(2)	90 Days or More Past Due(3)(4)	Total Loans
December 31, 2018	$1,632,817	$58,751	$42,995	$395,262	$2,129,825
December 31, 2017	1,122,366	144,241	7,929	26,765	1,301,301
_________________________________________

(1)
Subsequent to December 31, 2018, the Company and the borrower on one loan with a carrying value of $21.8 million included in 30-59 days past due reached an agreement that extended the loan’s maturity until April 2019. The loan was in maturity default as of December 31, 2018.

(2)
At December 31, 2018, 60-89 days past due loans consists of two loans to the same borrower and secured by the same collateral which were refinanced in January 2019 into a $37.0 million senior mortgage loan.

(3)
At December 31, 2018, 90 days or more past due loans includes four loans to the same borrower and secured by the same collateral with combined carrying value before allowance for loan losses of $258.1 million on non-accrual status. All other loans in this table remain current on interest payments.

(4)
At December 31, 2018, 90 days or more past due loans includes four loans to the same borrower and secured by the same collateral with a combined carrying value before allowance for loan losses of $137.1 million. The Company foreclosed on these four loans in January 2019.

Troubled Debt Restructuring
At December 31, 2018 and December 31, 2017, there was one mezzanine loan previously modified in a TDR with carrying value before allowance for loan losses of $28.6 million. The loan had been modified in 2015. The Company also has three other loans with a combined carrying value before provision for loan loss of $108.5 million that are cross-collateralized with the TDR loan to the same borrower. Two loans matured in November 2017 and were in default at both December 31, 2018 and December 31, 2017, while the third loan matured in October 2018 and was in default at December 31, 2018. All four loans are cross-collateralized with 28 office, retail, multifamily and industrial properties.
In February 2018, the borrower entered into a forbearance agreement with the Company to allow both parties to review the exit strategy. The forbearance agreement was terminated by the Company in August 2018 when it became clear that the borrower would not complete its exit strategy. The Company commenced foreclosure proceedings under the mezzanine loan to take control of the 28 cross-collateralized properties, which was completed in January 2019. As such, the Company recorded a $31.7 million provision

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for loan loss on the four loans to reflect the estimated fair value of the collateral. The Company recorded an additional $5.1 million provision for loan loss associated with a receivable for operating expenses paid on behalf of the borrower during the year ended December 31, 2018. At December 31, 2017, no provision for loan loss was recorded. To improve the operating performance of the 28 properties, the Company has engaged new property managers, working under the perpetual oversight of its asset management team.
There were no loans modified as TDRs during the years ended December 31, 2018, 2017 and 2016.
Impaired Loans
Loans are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs. The following table presents impaired loans at the respective reporting dates (dollars in thousands):

	Unpaid Principal Balance(1)	Gross Carrying Value
		With Allowance for Loan Losses	Without Allowance for Loan Losses	Total	Allowance for Loan Losses(2)
December 31, 2018	$456,703	$458,942	$—	$458,942	$109,328
December 31, 2017	237,441	42,176	195,934	238,110	517
_________________________________________

(1)
At December 31, 2018, includes four loans to the same borrower and secured by the same collateral with combined unpaid principal balance of $257.2 million and gross carrying value of $258.1 million on non-accrual status. All other loans included in this table remain current on interest payments.

(2)
Allowance for loan losses does not include $5.1 million of provision for loan loss associated with a receivable for operating expenses paid by the Company on the borrower’s behalf in connection with four loans which were foreclosed upon in January 2019.

The average carrying value and interest income recognized on impaired loans were as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Average carrying value before allowance for loan losses	$463,043	$124,743	$126,476
Interest income	21,105	12,431	11,384
Allowance for Loan Losses
As of December 31, 2018, the allowance for loan losses was $109.3 million related to $458.9 million in carrying value of loans. As of December 31, 2017 the allowance for loan losses was $0.5 million related to $42.2 million in carrying value of loans.
Changes in allowance for loan losses on loans are presented below (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Allowance for loan losses at beginning of period	$517	$3,386	$—
Provision for loan losses	109,328	518	3,386
Charge-off	—	(3,387)	—
Recoveries	(517)	—	—
Allowance for loan losses at end of period(1)	$109,328	$517	$3,386
_________________________________________

(1)
Allowance for loan losses does not include $5.1 million of provision for loan loss associated with a receivable for operating expenses paid by the Company on the borrower’s behalf in connection with four loans which were foreclosed upon in January 2019.

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2018, there were 13 loans held for investment to five borrowers with contractual payments past due. With the exception of the NY hospitality loans previously discussed, all other loans and preferred equity held for investment remain current on interest payments. The remaining loans and preferred equity investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were seven loans held for investment with contractual payments past due as of December 31, 2017. For the year ended December 31, 2018, no debt investment contributed more than 10.0% of interest income.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2018, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments was $135.0 million. Refer to Note 18, “Commitments and Contingencies” for further details.

5.	Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Equity method investments	$742,186	$179,303
Investments under fair value option	160,851	24,417
Investments in Unconsolidated Ventures	$903,037	$203,720
Equity Method Investments
Investment Ventures
Certain of the Company’s equity method investments are structured as joint ventures with one or more private funds or other investment vehicles managed by Colony Capital with third party joint venture partners. These investment entities are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements.
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of December 31, 2018 and 2017, respectively.
As discussed in Note 2, “Summary of Significant Accounting Policies,” certain of the CLNY Investment Entities were deconsolidated by the Company upon closing of the Combination and accounted for as investments in unconsolidated ventures.
The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Ownership Interest(1) at December 31, 2018	Carrying Value
Investments	Description		December 31, 2018	December 31, 2017
ADC investments	Interests in seven acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	Various(2)	$165,823	$179,303
Other investment ventures	Interests in thirteen investments, each with less than $165.7 million carrying value at December 31, 2018	Various	576,363	—
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Summarized Financial Information
The combined balance sheets for unconsolidated ventures determined to be significant for the respective periods, as of December 31, 2018 and 2017 are as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Assets
Total assets	$403,112	$186,475

Liabilities and equity
Total liabilities	$316,650	$167,435
Equity	86,462	19,040
Total liabilities and equity	$403,112	$186,475
The combined statement of operations for unconsolidated ventures determined to be significant for the respective periods, from acquisition date through the year ended December 31, 2018 and 2017 are as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017
Total revenues	$36,708	$37,800
Net income	$11,296	$2,265
For the year ended December 31, 2016, one ADC investment was deemed to be significant. The investee is engaged in real estate development and did not hold any operating real estate or generate any sales during the year ended December 31, 2016, and all interest was capitalized. Therefore, results of operations for the period were negligible.

6.	Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of December 31, 2018 (dollars in thousands):

								Weighted Average
		Principal Amount(1)	Total Discount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value	Coupon(2)	Unleveraged Current Yield
As of Date:	Count				Gain	(Loss)
December 31, 2018	43	$292,284	$(62,772)	$229,512	$2,167	$(3,494)	$228,185	3.19%	7.10%
_________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $226.6 million for the CMBS Credit Facilities (refer to Note 10). The remainder is unleveraged.

(2)	All CMBS are fixed rate.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company acquired 29 CRE securities from NorthStar I and NorthStar II in the Combination and invested in 14 CRE securities throughout the year ended December 31, 2018. The Company held no CRE Securities as of December 31, 2017.
The Company recorded an unrealized loss in OCI for the year ended December 31, 2018 of $1.3 million. As of December 31, 2018, the Company held 30 securities with an aggregate carrying value of $136.4 million with an unrealized loss of $3.5 million. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at expected maturity.
As of December 31, 2018, the weighted average contractual maturity of CRE securities was 31.2 years with an expected maturity of 7.4 years.
The Company had $0.8 million of interest receivable related to its real estate securities, available for sale as of December 31, 2018.
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
As of December 31, 2018, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $3.1 billion and $2.9 billion, respectively. As of December 31, 2018, across the three consolidated securitization trusts, the underlying collateral consisted of 158 underlying commercial mortgage loans, with a weighted average coupon of 4.9% and a weighted average loan to value ratio of 57.3%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of December 31, 2018 (dollars in thousands):

December 31, 2018
Assets
Mortgage loans held in a securitization trust, at fair value	$3,116,978
Receivables, net	13,178
Total assets	$3,130,156
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$2,973,936
Accrued and other liabilities	12,233
Total liabilities	$2,986,169
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $143.0 million as of December 31, 2018 and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 15, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The below table presents net income attributable to the Company’s common stockholders for the year ended December 31, 2018 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands). The Company had no investments in subordinate tranches for the years ended December 31, 2017 and 2016.

Year Ended December 31, 2018
Statement of Operations
Interest income on mortgage loans held in securitization trusts	$143,371
Interest expense on mortgage obligations issued by securitization trusts	(132,411)
Net interest income	10,960
Administrative expenses	(1,528)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	5,003
Realized loss on mortgage loans and obligations held in securitization trusts, net	(3,447)
Net income attributable to Colony Credit Real Estate, Inc. common stockholders	$10,988

7.	Real Estate, net
The following table presents the Company’s net lease portfolio, net, as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Land and improvements	$226,141	$25,262
Buildings, building leaseholds, and improvements	1,010,339	178,109
Tenant improvements	24,060	2,316
Construction-in-progress	437	21
Subtotal	$1,260,977	$205,708
Less: Accumulated depreciation	(34,532)	(5,516)
Less: Impairment(1)	(7,094)	—
Net lease portfolio, net	$1,219,351	$200,192
______________________________

(1)	See Note 15, “Fair Value,” for discussion of impairment of real estate.
The following table presents the Company’s other portfolio, net, including foreclosed properties, as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Land and improvements	$113,495	$667
Buildings, building leaseholds, and improvements	627,612	18,477
Tenant improvements	24,001	36
Furniture, fixtures and equipment	17,910	680
Construction-in-progress	2,635	—
Subtotal	$785,653	$19,860
Less: Accumulated depreciation	(23,030)	(312)
Less: Impairment(1)	(22,284)	—
Other portfolio, net	$740,339	$19,548
______________________________

(1)	See Note 15, “Fair Value,” for discussion of impairment of real estate.
For the year ended December 31, 2018, the Company had no single property with rental and other income equal to or greater than 10.0% of total revenue.
At December 31, 2018 and 2017, the Company held foreclosed properties included in real estate, net with a carrying value of $128.8 million and $19.5 million, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation Expense
Depreciation expense on real estate was $56.3 million, $5.8 million, and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancellable operating leases to be received over the next five years and thereafter as of December 31, 2018 (dollars in thousands):

2019	$113,525
2020	107,413
2021	98,343
2022	88,270
2023	73,257
2024 and thereafter	765,652
Total	$1,246,460
The rental properties owned at December 31, 2018 are leased under non-cancellable operating leases with current expirations ranging from 2019 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the years ended December 31, 2018 and 2017 was approximately $2.8 million and $2.1 million, respectively. The Company was not a lessee to any ground leases in 2016.
Refer to Note 18, “Commitments and Contingencies” for the details of future minimum rental payments on noncancelable ground lease on real estate as of December 31, 2018.
Real Estate Asset Acquisitions
The following table summarizes the Company’s real estate asset acquisitions for the year ended December 31, 2018 (dollars in thousands):

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Sale
In October 2018, the Company completed the sale of the real estate held for sale for a sales price of $177.0 million. In connection with the sale, the Company recorded a $2.4 million impairment loss for the year ended December 31, 2018. The write down to fair value less cost to sell was calculated based on contracted sales price. Refer to Note 15, “Fair Value” for further detail.
The real estate sold during the year ended December 31, 2018 did not constitute discontinued operations, as the Company is not entirely exiting markets or property types and such sale did not represent a strategic shift.

8.	Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities at December 31, 2018 and 2017 are as follows (dollars in thousands):

	December 31, 2018
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$115,778	$(27,120)	$88,658
Deferred leasing costs	39,130	(6,848)	32,282
Above-market lease values	16,203	(3,883)	12,320
Other intangibles	906	(134)	772
Below-market ground lease obligations	52	(16)	36
	$172,069	$(38,001)	$134,068
Intangible Liabilities
Below-market lease values	$19,374	$(4,278)	$15,096

	December 31, 2017
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$9,214	$(2,657)	$6,557
Deferred leasing costs	3,671	(657)	3,014
Above-market lease values	1,682	(283)	1,399
Below-market ground lease obligations	52	(8)	44
	$14,619	$(3,605)	$11,014
Intangible Liabilities
Below-market lease values	$51	$(15)	$36

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018	2017
Above-market lease values	$(4,277)	$(283)
Below-market lease values	4,329	15
Net increase (decrease) to property operating income	$52	$(268)

Below-market ground lease obligations	$8	$8
Increase to property operating expense	$8	$8

In-place lease values	$27,239	$2,657
Deferred leasing costs	7,343	655
Other intangibles	134	—
Amortization expense	$34,716	$3,312
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities for each of the next five years and thereafter as of December 31, 2018 (dollars in thousands):

	2019	2020	2021	2022	2023	2024 and thereafter	Total
Above-market lease values	$3,771	$3,162	$1,998	$1,422	$744	$1,223	$12,320
Below-market lease values	(4,498)	(4,052)	(3,848)	(2,415)	(177)	(106)	(15,096)
Net increase (decrease) to property operating income	$(727)	$(890)	$(1,850)	$(993)	$567	$1,117	$(2,776)

Below-market ground lease obligations	$8	$8	$8	$8	$4	$—	$36
Increase to property operating expense	$8	$8	$8	$8	$4	$—	$36

In-place lease values	$16,540	$13,892	$10,905	$7,758	$4,935	$34,628	$88,658
Deferred leasing costs	7,083	6,227	4,992	3,711	2,477	7,792	32,282
Other intangibles	472	300	—	—	—	—	772
Amortization expense	$24,095	$20,419	$15,897	$11,469	$7,412	$42,420	$121,712

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Restricted cash:
Borrower escrow deposits	$65,995	$36,960
Capital expenditure reserves	17,440	4,875
Working capital and other reserves	8,396	66
Real estate escrow reserves	7,304	—
Tenant lock boxes	5,642	—
Restricted cash of consolidated Securitization 2016-1	3,293	—
Other	2,076	—
Total	$110,146	$41,901
The following table presents a summary of other assets as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Other assets:
Prepaid taxes and deferred tax assets	$32,878	$1,050
Derivative asset	14,139	117
Deferred financing costs, net - credit facilities	9,415	—
Prepaid expenses	5,574	360
Total	$62,006	$1,527
The following table presents a summary of accrued and other liabilities as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Accrued and other liabilities:
Current and deferred tax liability	$36,730	$120
Accounts payable, accrued expenses and other liabilities	29,151	3,532
Interest payable	21,576	924
Prepaid rent and unearned revenue	10,481	481
Derivative liability	6,042	—
Tenant security deposits	2,207	118
Total	$106,187	$5,175

10.	Debt
The following table presents debt as of December 31, 2018 and 2017 (dollars in thousands):

					December 31, 2018		December 31, 2017
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Securitization bonds payable, net
2014 FL1(3)		Non-recourse	Apr-31	LIBOR + 3.28%	$25,549	$25,549	$27,119	$27,004
2014 FL2(3)		Non-recourse	Nov-31	LIBOR + 4.25%	18,320	18,320	55,430	55,430
2015 FL3(3)		Non-recourse	NA	NA	—	—	26,245	26,245
Securitization 2016-1(3)		Non-recourse	Sep-31	LIBOR + 4.12%	37,503	37,503	—	—
Subtotal securitization bonds payable, net					81,372	81,372	108,794	108,679

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Oct-27	4.45%	24,606	24,606	25,074	25,022
Net lease 2		Non-recourse	Nov-26	4.45%	3,484	3,378	3,544	3,425
Net lease 3		Non-recourse	Nov-26	4.45%	7,519	7,290	7,647	7,390

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

						December 31, 2018		December 31, 2017
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Net lease 4		Non-recourse	Jun-21	4.00%		12,786	12,648	13,133	12,939
Net lease 5		Non-recourse	Jul-23	LIBOR + 2.15%		2,078	2,024	2,482	2,416
Net lease 6		Non-recourse	Aug-26	4.08%		32,378	32,054	32,600	32,234
Net lease 7(4)		Non-recourse	Nov-26	4.45%		18,917	18,342	19,241	18,593
Net lease 8		Non-recourse	Mar-28	4.38%		12,434	11,920	—	—
Net lease 9		Non-recourse	Apr-21(5)	LIBOR+2.50%		73,702	73,696	—	—
Net lease 10		Non-recourse	Jul-25	4.31%		250,000	246,522	—	—
Net lease 11(6)		Non-recourse	Jun-25	3.91%		184,320	186,934	—	—
Net lease 12		Non-recourse	Sep-33	4.77%		200,000	198,449	—	—
Multifamily 1		Non-recourse	Dec-23	4.84%		43,500	44,008	—	—
Multifamily 2		Non-recourse	Dec-23	4.94%		43,000	43,501	—	—
Multifamily 3		Non-recourse	Jan-24	5.15%		16,000	16,561	—	—
Multifamily 4(7)		Non-recourse	Dec-20	5.27%		11,964	12,228	—	—
Multifamily 5		Non-recourse	Nov-26	3.98%		24,289	23,485	—	—
Office 1		Non-recourse	Oct-24	4.47%		108,850	109,779	—	—
Office 2		Non-recourse	Jan-25	4.30%		76,448	75,620	—	—
Office 3		Non-recourse	Apr-23	LIBOR + 4.00%		31,126	29,974	—	—
Hotel development loan(8)		Non-recourse	NA	NA		—	—	130,000	128,649
Hotel A-Note(9)		Non-recourse	NA	NA		—	—	50,314	50,314
Subtotal mortgage and other notes payable, net						1,177,401	1,173,019	284,035	280,982

Bank credit facility
Bank credit facility	$525,000	Recourse	Feb-23 (10)	LIBOR + 2.25%		295,000	295,000	—	—
Subtotal bank credit facility						295,000	295,000	—	—

Master repurchase facilities
Bank 1 facility 3	$300,000	Limited Recourse(11)	Apr-23(12)	LIBOR + 2.00%	(13)	143,400	143,400	—	—
Bank 2 facility 3	200,000	Limited Recourse(11)	Oct-22(14)	LIBOR + 2.50%	(13)	22,750	22,750	—	—
Bank 3 facility 3	500,000	Limited Recourse(11)	Apr-21	LIBOR + 2.32%	(13)	352,108	352,108	—	—
Bank 7 facility 1	500,000	Limited Recourse(11)	Apr-22(15)	LIBOR + 1.89%	(13)	308,434	308,434	—	—
Bank 8 facility 1	250,000	Limited Recourse(11)	Jun-21(16)	LIBOR + 2.00%	(13)	53,596	53,596	—	—
Bank 9 facility 1	300,000	Limited Recourse(11)	Nov-23(17)	(18)		—	—	—	—
Subtotal master repurchase facilities	$2,050,000					880,288	880,288	—	—

CMBS credit facilities
Bank 1 facility 1		Recourse	(19)	LIBOR + 1.10%	(13)	18,542	18,542	—	—
Bank 1 facility 2		Recourse	(19)	LIBOR + 1.10%	(13)	17,237	17,237	—	—
Bank 3 facility		Recourse	(19)	NA		—	—	—	—
Bank 4 facility		Recourse	(19)	NA		—	—	—	—
Bank 5 facility 1		Recourse	(19)	NA		—	—	—	—
Bank 5 facility 2		Recourse	(19)	NA		—	—	—	—
Bank 6 facility 1		Recourse	(19)	LIBOR + 1.29%	(13)	80,838	80,838	—	—
Bank 6 facility 2		Recourse	(19)	LIBOR + 1.12%	(13)	74,013	74,013	—	—
Subtotal CMBS credit facilities						190,630	190,630	—	—
Subtotal credit facilities						1,365,918	1,365,918	—	—

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

					December 31, 2018		December 31, 2017
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Total					$2,624,691	$2,620,309	$392,829	$389,661
_________________________________________

(1)	Subject to customary non-recourse carveouts.

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

(6)	As of December 31, 2018, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $184.3 million. The mortgage payable was assumed in July 2018.

(7)	Represents two separate senior mortgage notes with a weighted average maturity of December 1, 2020 and weighted average interest rate of 5.27%.

(8)
A development loan originated by the Company was restructured into a senior and junior note, with the senior note assumed by a third-party lender. The Company accounted for the transfer of the senior note as a financing transaction. The senior note bore interest at one-month London Interbank Offered Rate (“LIBOR”) plus 3.5%, with a 4.0% floor, and was subject to two one-year extension options on its initial term, exercisable by the borrower. The investment entity that held the debt was deconsolidated upon closing of the Combination (refer to Note 2, “Summary of Significant Accounting Policies”).

(9)
Represents the Company’s senior participation interest in a first mortgage loan that was transferred at cost into a securitization trust with the transfer accounted for as a secured financing transaction. The Company did not retain any legal interest in the senior participation and retained the junior participation on an unleveraged basis.

(10)	The abilities to borrow additional amounts terminates on February 1, 2022 at which time the Company may, at its election, extend the termination date for two additional six-month terms.

(11)	Recourse solely with respect to 25.0% of the financed amount.

(12)
The next maturity date is April 2021, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(13)
Represents the weighted average spread as of December 31, 2018. The contractual interest rate depends upon asset type and characteristics and ranges from one-month to three-month LIBOR plus 1.10% to 2.63%.

(14)	The next maturity date is October 2019, with three one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(15)	The next maturity date is April 2021, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(16)	The next maturity date is June 2020, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(17)	The next maturity date is November, 2021, with two one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(18)	The interest rate will be determined by the lender in its sole discretion.

(19)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from one to two months.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at December 31, 2018 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

Year Ending December 31,	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
2019	$193,174	$—	$2,544	$190,630
2020	14,607	—	14,607	—
2021	493,930	—	88,226	405,704
2022	333,704	—	2,520	331,184
2023	471,945	—	120,045	438,400
2024 and thereafter	1,117,331	81,372	949,459	—
Total	$2,624,691	$81,372	$1,177,401	$1,365,918

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bank Credit Facility
On February 1, 2018, the Company, through subsidiaries, including the OP, entered into a credit agreement with several lenders to provide a revolving credit facility in the aggregate principal amount of up to $400.0 million (the “Bank Credit Facility”). On December 17, 2018, the aggregate amount of revolving commitments was increased to $525.0 million. The Bank Credit Facility will mature on February 1, 2022, unless the OP elects to extend the maturity date for up to two additional six-month terms.
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At December 31, 2018, the borrowing base valuation was sufficient to support the outstanding principal amount of $295.0 million.
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the applicable borrower’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.25% at December 31, 2018), depending upon the amount of facility utilization.
Substantially all material wholly owned subsidiaries of the Company guarantee the obligations of the Company and any other borrowers under the Bank Credit Facility. As security for the advances under the Bank Credit Facility, the Company pledged substantially all equity interests it owns and granted a security interest in deposit accounts in which the proceeds of investment asset distributions are maintained.
The Bank Credit Facility contains various affirmative and negative covenants including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as specified in the Bank Credit Facility. At December 31, 2018, the Company was in compliance with all of the financial covenants.
Subsequent to December 31, 2018, the total commitment of the Bank Credit Facility was increased to $560.0 million. See Note 21, “Subsequent Events,” for further discussion.
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
As of December 31, 2018, the Company had $286.2 million carrying value of CRE debt investments financed with $81.4 million of securitization bonds payable, net.
Master Repurchase Facilities
As of December 31, 2018, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.1 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of December 31, 2018, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of December 31, 2018, the Company had $1.2 billion carrying value of CRE debt investments financed with $880.3 million under the master repurchase facilities.
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
On October 23, 2018, the Company, through subsidiaries, terminated Bank 2 Facility 2 and entered into a Master Repurchase Agreement with Bank 2 (“Bank 2 Facility 3”). This agreement provides up to $200.0 million to finance the Company’s lending activities.
On November 2, 2018, the Company entered into a Master Repurchase and Securities Contract with a major financial institution through a subsidiary (“Bank 9 Facility 1”). This agreement provides up to $300.0 million to finance the Company’s lending activities.
CMBS Credit Facilities
As of December 31, 2018, the Company has entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of December 31, 2018, the Company had $226.6 million carrying value of CRE securities financed with $164.3 million under its CMBS Credit Facilities. As of December 31, 2018, the Company had $49.9 million carrying value of underlying investments in the subordinate tranches of the securitization trusts financed with $26.3 million under its CMBS Credit Facilities.

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For the year ended December 31, 2018, the total management fee expense incurred was $43.2 million. As of December 31, 2018 there was $11.5 million of unpaid management fee included in due to related party in the Company’s consolidated balance sheets.
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
The Company did not incur any incentive fees during the year ended December 31, 2018.
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
For the year ended December 31, 2018, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $10.4 million and is included in administrative expense on the consolidated statements of operations. As of December 31, 2018, there was $3.5 million unpaid expenses included in due to related party in the Company’s consolidated balance sheets.
Other Payables to Manager
Other payables to the Manager include Combination related adjustments that consist of certain cash contributions from and distributions to Colony Capital or its subsidiaries on behalf of the CLNY Contributed Portfolio.
For the year ended December 31, 2018, the other payables to Manager was $6.9 million and the net liabilities assumed in the Combination was $6.4 million. Both of these were paid during the year ended December 31, 2018.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Manager Equity Plan
In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and the Manager and/or employees thereof under the 2018 Equity Incentive Plan (the “2018 Plan”), of which 864,841 remain granted and unvested as of December 31, 2018. In connection with this grant, the Company recognized share-based compensation expense of $6.8 million to its Manager within administrative expense in the consolidated statement of operations for the year ended December 31, 2018. See Note 12, “Equity-Based Compensation” for further discussion of the 2018 Plan.
Expense Allocations
For the years ended December 31, 2017 and 2016, the Company’s consolidated financial statements present the operations of the CLNY Investment Entities as carved out from the financial statements of Colony Capital. Certain general and administrative costs borne by Colony Capital, including, but not limited to, compensation and benefits, and corporate overhead, have been allocated to the CLNY Investment Entities using reasonable allocation methodologies. Such costs do not necessarily reflect what the actual general and administrative costs would have been if the CLNY Investment Entities had been operating as a separate stand-alone public company. For the years ended December 31, 2017 and 2016, a total of $12.7 million and $15.4 million, respectively, of allocated expenses are included as a component of administrative expenses in the Company’s consolidated statements of operations.
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
In July 2017, NorthStar II entered into a joint venture with an affiliate of the Manager to make a $60.0 million investment in a $180.0 million mezzanine loan which was originated by such affiliate of the Manager. The transaction was approved by NorthStar II’s board of directors, including all of its independent directors. The investment was purchased by the Company in connection with the Combination. In June 2018, the Company increased its commitment to $101.8 million in connection with the joint venture bifurcating the mezzanine loan into a mezzanine loan and a preferred equity investment. As of December 31, 2018, the Company had an unfunded commitment of $18.4 million remaining. The Company’s interest in both the underlying mezzanine loan and preferred equity investment is 31.8%, and the affiliate entities own the remaining 68.2%. Both the underlying mezzanine loan and preferred equity investment carry a fixed 12.9% interest rate. This investment is recorded in investments in unconsolidated ventures in the Company’s consolidated balance sheets.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On January 29, 2018 the Company’s board of directors adopted the 2018 Plan. The 2018 Plan permits the grant of awards with respect to 4.0 million shares of the Class A common stock, subject to adjustment pursuant to the terms of the 2018 Plan. Awards may be granted under the 2018 Plan to (x) the Manager or any employee, officer, director, consultant or advisor (who is a natural person) providing services to the Company, the Manager or their affiliates and (y) any other individual whose participation in the 2018 Plan is determined to be in the best interests of the Company. The following types of awards may be made under the 2018 Plan, subject to the limitations set forth in the plan: (i) stock options (which may be either incentive stock options or non-qualified stock options); (ii) stock appreciation rights; (iii) restricted stock awards; (iv) stock units; (v) unrestricted stock awards; (vi) dividend equivalent rights; (vii) performance awards; (viii) annual cash incentive awards; (ix) long-term incentive units; and (x) other equity-based awards.
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
The table below summarizes our awards granted, forfeited or vested under the 2018 Plan during the year ended December 31, 2018:

	Number of Shares
	Restricted Stock	Total	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2017	—	—	$—
Granted	1,003,818	1,003,818	19.39
Vested	(79,368)	(79,368)	19.39
Forfeited	(34,737)	(34,737)	19.39
Unvested shares at December 31, 2018	889,713	889,713	$19.39
Fair value of equity awards that vested during the year ended December 31, 2018, determined based on their respective fair values at vesting date, was $1.5 million. There was no equity-based compensation plan for the years ended December 31, 2017 and 2016. Fair value of vested awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations.
At December 31, 2018, aggregate unrecognized compensation cost for all unvested equity awards was $12.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.

13.	Stockholders’ Equity
Authorized Capital
As of December 31, 2018, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 905.0 million shares of Class A common stock, 45.0 million shares of Class B-3 common stock, and 50.0 million shares of preferred stock. On February 1, 2019, the Class B-3 common stock converted to Class A common stock.
The Company had no shares of preferred stock issued and outstanding as of December 31, 2018.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends
During the year ended December 31, 2018, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
February 26, 2018	March 8, 2018	March 16, 2018	$0.145
March 15, 2018	March 29, 2018	April 10, 2018	$0.145
April 16, 2018	April 30, 2018	May 10, 2018	$0.145
May 7, 2018	May 31, 2018	June 11, 2018	$0.145
June 14, 2018	June 29, 2018	July 10, 2018	$0.145
July 16, 2018	July 31, 2018	August 10, 2018	$0.145
August 1, 2018	August 31, 2018	September 10, 2018	$0.145
September 17, 2018	September 28, 2018	October 10, 2018	$0.145
October 17, 2018	October 31, 2018	November 9, 2018	$0.145
November 1, 2018	November 30, 2018	December 10, 2018	$0.145
December 17, 2018	December 31, 2018	January 10, 2019	$0.145
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
As of December 31, 2018, the Company had not repurchased any shares under the Stock Repurchase Program. On February 22, 2019, the Company’s board of directors voted to extend the Stock Repurchase Program through March 31, 2020.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect. There was no AOCI component in 2017 or 2016.
Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized loss on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2017	$—	$—	$—	$—
Other comprehensive income (loss)	(1,295)	11,037	(10,141)	(399)
AOCI at December 31, 2018	$(1,295)	$11,037	$(10,141)	$(399)
Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized loss on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2017	$—	$—	$—	$—
Other comprehensive income (loss)	(32)	268	(246)	(10)
AOCI at December 31, 2018	$(32)	$268	$(246)	$(10)

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited partnership interests in the OP held by RED REIT. Net loss attributable to the noncontrolling interests is based on the limited partners’ ownership percentage of the OP and was $4.1 million for the year ended December 31, 2018.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities for the year ended December 31, 2018 was $4.8 million. Net income attributable to noncontrolling interests in the investment entities for the years ended December 31, 2017 and 2016 was $39.4 million and $33.0 million, respectively.

15.	Fair Value
Determination of Fair Value
The following is a description of the valuation techniques used to measure fair value of assets accounted for at fair value on a recurring basis and the general classification of these instruments pursuant to the fair value hierarchy.
PE Investments
The Company accounts for PE Investments at fair value which is determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets in the funds and discount rate. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 of the fair value hierarchy. The Company considers cash flow and NAV information provided by general partners of the underlying funds (“GP NAV”) and the implied yields of those funds in valuing its PE Investments. The Company also considers the values derived from the valuation model as a percentage of GP NAV, and compares the resulting percentage of GP NAV to precedent transactions, independent research, industry reports as well as pricing discovery from a potential outcome related to the disposition of its PE Investments. The Company may, as a result of that comparison, apply a mark-to-market adjustment. The Company has not elected the practical expedient to measure the fair value of its PE Investments using the NAV of the underlying funds.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities, and the Company has determined that the valuation of the trust’s assets in their entirety including its retained interests from the securitizations (eliminated in consolidation in accordance with U.S. GAAP) should be classified as Level 3 of the fair value hierarchy.
Derivatives
Derivative instruments consist of interest rate contracts and foreign exchange contracts that are generally traded over-the-counter, and are valued using a third-party service provider. Quotations on over-the counter derivatives are not adjusted and are generally valued using observable inputs such as contractual cash flows, yield curve, foreign currency rates and credit spreads, and are classified as Level 2 of the fair value hierarchy. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2018 and 2017 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures(1)	$—	$—	$160,851	$160,851	$—	$—	$24,417	$24,417
Real estate securities, available for sale	—	228,185	—	228,185	—	—	—	—
Mortgage loans held in securitization trusts, at fair value	—	—	3,116,978	3,116,978	—	—	—	—
Other assets - derivative assets	—	14,139	—	14,139	—	—	—	—
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$2,973,936	$—	$2,973,936	$—	$—	$—	$—
Other liabilities - derivative liabilities	—	6,042	—	6,042	—	—	—	—
______________________________________

(1)	Represents PE Investments for which the Company elected the fair value option.
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31, 2018		Year Ended December 31, 2017
	PE Investments	Mortgage loans held in securitization trusts (1)	PE Investments
Beginning balance	$24,417	$—	$—
Contributions(2)/purchases	248,390	3,327,199	72,325
Distributions/paydowns	(78,424)	(147,824)	(49,344)
Equity in earnings	21,709	—	6,829
Unrealized loss in earnings	(55,241)	(58,950)	(5,393)
Realized loss in earnings	—	(3,447)	—
Ending balance	$160,851	$3,116,978	$24,417
_________________________________________

(1)
For the year ended December 31, 2018, unrealized loss of $59.0 million related to mortgage loans held in securitization trusts, at fair value was offset by unrealized gain of $64.0 million related to mortgage obligations issued by securitization trusts, at fair value.

(2)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2018 and 2017, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. For the years ended December 31, 2018 and 2017, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 15.0% and 11.1% to 12.4%, respectively, and timing and amount of expected future cash flows. For the years ended December 31, 2018 and 2017, the Company applied additional mark-to-market adjustments based on a percentage of GP NAV with a weighted average of 11.2% and 1.0%, respectively. For the year ended December 31, 2018, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included yields ranging from 14.5% to 19.0% and a weighted average life of 5.4 years. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the years ended December 31, 2018 and 2017, the Company recorded an unrealized loss on PE Investments of $55.2 million and $5.4 million, respectively. These amounts, when incurred, are recorded as equity in earnings of unconsolidated ventures in the consolidated statements of operations.
For the year ended December 31, 2018, the Company recorded a net unrealized gain of $5.0 million related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value, respectively. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
For the year ended December 31, 2018, the Company recorded a realized loss of $3.4 million on mortgage loans held in securitization trusts, at fair value. The loss was due to lower than expected future cash flows on a subordinate tranche of a securitization trust. This amount is recorded as realized loss on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of December 31, 2018 and 2017, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018				December 31, 2017
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net	$2,129,857	(2)	$2,020,497	$2,025,216	$1,307,740	(2)	$1,300,784	$1,311,783
Financial liabilities:(1)
Securitization bonds payable, net	$81,372		$81,372	$81,372	$108,794		$108,679	$108,974
Mortgage notes payable, net	1,177,401		1,173,019	1,177,669	284,035		280,982	282,333
Master repurchase facilities	1,365,918		1,365,918	1,365,918	—		—	—
_________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $135.0 million and $19.2 million as of December 31, 2018 and 2017, respectively.

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
The following table summarizes assets carried at fair value on a nonrecurring basis, measured at the time of impairment (dollars in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Real estate, net	$—	$—	$78,312	$78,312
There were no assets carried at fair value on a nonrecurring basis at December 31, 2017.
The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented (dollars in thousands):

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2018
Impairment of operating real estate:
Real estate, net	$29,378
Real estate held for sale	2,435
There was no impairment loss recorded for the year ended December 31, 2017.
Real Estate, net—Impaired real estate held for investment consisted of three properties in the Company’s net lease and other segments, resulting from one or more changes including the reduction in the estimated holding period of these properties, tenant vacancy, rent reductions as well as exposure to the retail and student housing markets. Fair value of the impaired properties were determined using a future cash flow analysis that included an eventual sale of the properties, with expected sale price generally based on broker price opinions, and applying terminal capitalization rates ranging from 6.0% to 12.0% and discount rates ranging from 8.0% to 12.0%.
Real Estate Held For Sale—The write down to fair value less cost to sell was recorded based on contracted sales price and classified as Level 2 of the fair value hierarchy. In October 2018, the Company completed the sale of the real estate held for sale for a sales price of $177.0 million.
Impairment is discussed in further detail in Note 7, “Real Estate, net.”

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
As of December 31, 2018, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$11,312	$2,796	$14,108
Interest rate contracts	—	31	31
Included in other assets	$11,312	$2,827	$14,139
Derivative Liabilities
Foreign exchange contracts	$(10)	$—	$(10)
Interest rate contracts	—	(6,032)	(6,032)
Included in accrued and other liabilities	$(10)	$(6,032)	$(6,042)
As of December 31, 2018, counterparties held $5.5 million in cash collateral for the derivative contracts.
The following table summarizes the foreign exchange and interest rate contracts as of December 31, 2018:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)		Range of Maturity Dates
		Designated	Non-Designated
FX Forward	EUR	€194,495	€—	December 2019 - June 2023
FX Forward	NOK	NOK 585,600	NOK 322,100	July 2019 - July 2023
Interest Rate Swap	USD	$—	$374,258	April 2019 - August 2028
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations and of comprehensive income (loss) for the year ended December 31, 2018 (dollars in thousands):

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2018
Other gain (loss), net
Non-designated foreign exchange contracts	$2,796
Non-designated interest rate contracts	(6,001)
$(3,205)
Accumulated other comprehensive income (loss)
Designated foreign exchange contracts	11,305
Designated interest rate contracts	—
$11,305
Interest Income
Non-designated interest rate contracts	$2,176
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), net. During the year ended December 31, 2018, no gain (loss) was transferred from accumulated other comprehensive income (loss).
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of December 31, 2018 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
		(Assets) Liabilities	Cash Collateral Pledged
Derivative Assets
Foreign exchange contracts	$14,108	$(10)	$—	$14,098
Interest rate contracts	31	—	—	31
	$14,139	$(10)	$—	$14,129
Derivative Liabilities
Foreign exchange contracts	$(10)	$10	$—	$—
Interest rate contracts	(6,032)	—	5,490	(542)
	$(6,042)	$10	$5,490	$(542)
17. Income Taxes
The Company is subject to income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local non-U.S. jurisdictions, primarily in Europe. The Company’s current primary sources of income subject to tax are income from its PE Investments, as well as its net lease and other portfolios.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the Company’s tax provisions (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$(7,534)	(389)	(1,248)
State and local	(583)	(75)	(273)
Foreign	(588)	—	—
Total current tax benefit (expense)	(8,705)	(464)	(1,521)
Deferred
Federal	(27,817)	(1,760)	—
State and local	—	16	—
Foreign	(537)	—	—
Total deferred tax benefit (expense)	(28,354)	(1,744)	—
Total income tax benefit (expense)	$(37,059)	$(2,208)	$(1,521)
Deferred Income Tax Assets and Liabilities
Deferred tax asset is included in other assets while deferred tax liability is included in accrued and other liabilities on the consolidated balance sheets.
During the year ended December 31, 2018, the Company recorded a valuation allowance of $43.1 million following an analysis that determined it is more likely than not that some portion of the deferred tax asset related to its PE Investments will not be realized. This conclusion was reached following the $55.2 million unrealized loss recorded during the year on PE Investments, in addition to future income projections. If assumptions or actual conditions change, the deferred tax asset, net of valuation allowance, will be adjusted properly to reflect the expected tax benefit.
The components of deferred tax assets and deferred tax liabilities arising from temporary differences are as follows (dollars in thousands):

	December 31,
	2018	2017
Deferred tax assets
Basis difference - investment in partnerships	$40,205	$2,830
Disallowed interest expense carry forwards	2,659	720
Net operating and capital loss carry forwards(1)	3,974	3,410
Other	746	478
Gross deferred tax asset	47,584	7,438
Valuation allowance	(46,842)	(3,764)
Deferred tax assets, net of valuation allowance	$742	$3,674

Deferred tax liabilities
Basis difference - real estate	(34,418)	—
Gross deferred tax liabilities	(34,418)	—
Net deferred tax asset (liability)	$(33,676)	$3,674
_________________________________________
(1) As of December 31, 2018 and 2017, deferred tax asset was recognized on net operating losses of $15.6 million and $15.4 million, respectively. Net operating losses attributable to U.S. federal and state, where applicable, generally begin to expire in 2034, or can be carried forward indefinitely.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Income Tax

The Company’s income tax expense varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation of the statutory U.S. income tax to the Company’s effective income tax is presented as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Pre-tax income (loss) attributable to taxable entities	$(39,843)	$548	$5,308
Federal tax expense (benefit) at statutory tax rate (21%, 35% and 35%, respectively)	(8,367)	192	1,858
State and local taxes, net of federal income tax benefit	(644)	12	270
Non-deductible expenses	41	—	(1)
Foreign income tax differential	24	—	—
Valuation allowance, net	43,078	—	—
Revaluation of deferred taxes due to "Tax Cuts and Jobs Act"	1,725	212	—
Other	1,202	1,792	(606)
Income tax expense	$37,059	$2,208	$1,521
Tax Examinations and Uncertainty in Income Tax
The Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2015.
There were no material uncertain tax positions as of December 31, 2018. For the years ended December 31, 2018, 2017 and 2016, the Company has not recognized any interest or penalties related to uncertain tax positions.

18.	Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2018, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments for loans and preferred equity held for investment was $105.6 million for senior loans, $18.3 million for securitized loans and $11.1 million for mezzanine loans. Total unfunded commitments for equity method investments was $21.5 million.
Ground Lease Obligation
The following table presents future minimum rental payments, excluding contingent rents, on noncancelable ground leases on real estate as of December 31, 2018 (dollars in thousands):

2019	$2,821
2020	2,819
2021	2,804
2022	1,882
2023	1,388
2024 and thereafter	12,998
Total	$24,712
Litigation and Claims
The Company may be involved in the litigation and claims in the ordinary course of the business. As of December 31, 2018, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Segment Reporting
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present segment reporting for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

Year Ended December 31, 2018	Loan	CRE Debt Securities	Net Leased Real Estate	Other	Corporate(1)	Total
Net interest income (expense)	$99,661	$24,778	$—	$—	$(8,900)	$115,539
Property and other income	171	84	79,460	101,144	1,131	181,990
Management fee expense	—	—	—	—	(43,190)	(43,190)
Property operating expense	—	—	(21,293)	(52,323)	—	(73,616)
Transaction, investment and servicing expense	(2,278)	(80)	(490)	(452)	(33,500)	(36,800)
Interest expense on real estate	—	—	(26,159)	(17,278)	—	(43,437)
Depreciation and amortization	—	—	(40,804)	(50,182)	—	(90,986)
Provision for loan loss	(113,911)	—	—	—	—	(113,911)
Impairment of operating real estate	—	—	(7,094)	(24,719)	—	(31,813)
Administrative expense	(583)	(1,617)	(159)	(37)	(24,238)	(26,634)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	1,642	—	—	3,361	5,003
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(3,447)	—	—	—	(3,447)
Other gain (loss), net	—	(6,032)	2,812	454	—	(2,766)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(16,940)	15,328	(13,727)	(43,393)	(105,336)	(164,068)
Equity in earnings (losses) of unconsolidated ventures	57,306	—	—	(33,532)	—	23,774
Income tax expense	—	—	(1,125)	(35,934)	—	(37,059)
Net income (loss)	$40,366	$15,328	$(14,852)	$(112,859)	$(105,336)	$(177,353)
_________________________________________

(1)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the year ended December 31, 2018, $3.4 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

Year Ended December 31, 2017	Loan	Net Leased Real Estate	Other	Corporate	Total
Net interest income	$119,195	$—	$—	$—	$119,195
Property and other income	3,139	21,402	—	—	24,541
Property operating expense	(2,291)	(5,687)	—	—	(7,978)
Transaction, investment and servicing expense	(2,303)	(250)	(17)	—	(2,570)
Interest expense on real estate	—	(5,095)	—	—	(5,095)
Depreciation and amortization	(329)	(8,808)	—	—	(9,137)
Provision for loan loss	(518)	—	—	—	(518)
Administrative expense	(858)	(83)	(7)	(11,721)	(12,669)
Other gain (loss), net	(400)	10	—	—	(390)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	115,635	1,489	(24)	(11,721)	105,379
Equity in earnings of unconsolidated ventures	23,273	—	1,436	—	24,709
Income tax expense	(87)	—	(2,121)	—	(2,208)
Net income (loss)	$138,821	$1,489	$(709)	$(11,721)	$127,880

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2016	Loan	Corporate	Total
Net interest income	$114,498	$—	$114,498
Property and other income	1,674	—	1,674
Property operating expense	(905)	—	(905)
Transaction, investment and servicing expense	(1,767)	—	(1,767)
Interest expense on real estate	—	—	—
Depreciation and amortization	(146)	—	(146)
Provision for loan loss	(3,386)	—	(3,386)
Administrative expense	(318)	(15,119)	(15,437)
Other loss, net	(56)	—	(56)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	109,594	(15,119)	94,475
Equity in earnings of unconsolidated ventures	16,067	—	16,067
Income tax expense	(1,521)	—	(1,521)
Net income (loss)	$124,140	$(15,119)	$109,021
The following table presents total assets by segment as of December 31, 2018 and 2017 (dollars in thousands):

Total Assets	Loan(1)	CRE Debt Securities	Net Leased Real Estate	Other(2)	Corporate(3)	Total
December 31, 2018	$2,840,267	$3,507,404	$1,354,051	$1,029,014	$(70,006)	$8,660,730
December 31, 2017	1,573,714	—	241,271	24,417	—	1,839,402
_________________________________________

(1)	Includes investments in unconsolidated ventures totaling $742.2 million and $179.3 million as of December 31, 2018 and 2017, respectively.

(2)	Includes PE Investments totaling $160.9 million and $24.4 million as of December 31, 2018 and 2017, respectively.

(3)	Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trusts in consolidation.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Total income by geography:
United States	$481,404	$185,853	$154,418
Europe	17,487	—	—
Other	1,897	3,611	3,852
Total(1)	$500,788	$189,464	$158,270

December 31, 2018
Long-lived assets by geography:
United States	$1,764,247
Europe	329,511
Total(2)	$2,093,758
_________________________________________

(1)	Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.

(2)
Long-lived assets comprise real estate, real estate related intangible assets, and exclude financial instruments and assets held for sale. As of December 31, 2017, all long-lived assets are located in United States.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2018, 2017 and 2016 consist of the following (dollars in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(177,353)	$127,880	$109,021
Net (income) loss attributable to noncontrolling interests:
Investment Entities	4,771	(39,376)	(32,970)
Operating Partnership(1)	4,084	(5,734)	(4,927)
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(168,498)	$82,770	$71,124

Numerator:
Net income allocated to participating securities (nonvested shares)	$(1,439)	$—	$—
Net income (loss) attributable to common stockholders	$(169,937)	$82,770	$71,124

Denominator:
Weighted average shares outstanding(2)(3)	120,677	44,399	44,399

Net income (loss) per common share - basic and diluted(3)	$(1.41)	$1.86	$1.60
_________________________________________

(1)
For earnings per share for the years ended December 31, 2017 and 2016, the Company allocated the OP’s share of net income as if the OP held 3,075,623 CLNC OP Units during the period for comparative purposes. The CLNC OP Units were not issued until January 31, 2018.

(2)
For earnings per share, the Company assumes 44.4 million shares of Class B-3 common stock were outstanding prior to January 31, 2018 to reflect the standalone pre-merger financial information of the CLNY Investment Entities, the Company’s predecessor for accounting purposes.

(3)	Excludes 3,075,623 CLNC OP Units, which are redeemable for cash, or at the Company’s option, shares of Class A common stock on a one-for-one basis, and therefore would not be dilutive.

21.	Subsequent Events
Dividends
On January 17, 2019, the Company’s board of directors declared a monthly cash dividend of $0.145 per share of Class A common stock and Class B-3 common stock for the month ended January 31, 2019. The common stock dividend was paid on February 11, 2019 to stockholders of record on January 31, 2019. These distributions represent an annualized dividend of $1.74 per share of Class A common stock and Class B-3 common stock.
On February 15, 2019, the Company’s board of directors declared a monthly cash dividend of $0.145 per share of Class A common stock for the month ended February 28, 2019. The common stock dividend will be paid on March 11, 2019 to stockholders of record on February 28, 2019. These distributions represent an annualized dividend of $1.74 per share of Class A common stock.
Common Stock
On February 1, 2019, the Company’s Class B-3 common stock converted to Class A common stock.
Stock Repurchase Program
On February 22, 2019, the Company extended the Stock Repurchase Program until March 31, 2020.
New Investments
Subsequent to December 31, 2018, the Company originated and/or refinanced seven senior loans with a total commitment of $246.6 million and a weighted average spread of 3.38% plus LIBOR.
Bank Credit Facility
On February 4, 2019, the Company completed a $35.0 million increase of its Bank Credit Facility commitment. The total aggregate amount of revolving commitments of the Bank Credit Facility is now $560.0 million.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other
In January 2019, the Company foreclosed on four loans with a combined carrying value of $105.4 million that are cross-collateralized with 28 office, retail, multifamily and industrial properties.

COLONY CREDIT REAL ESTATE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Dollars in Thousands)

			Initial Cost (1)			Gross Amount Carried at December 31, 2018 (2)
Property Description / Location	Number of Properties	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (2)(3)	Land	Building and Improvements	Total	Accumulated Depreciation (4)	Total	Date of Acquisition (5)	Life on Which Depreciation is Computed
Hotel-North Dakota	1	$—	$667	$7,678	$20	$667	$7,698	$8,365	$555	$7,810	2017	39 years
Hotel-Pennsylvania	1	—	6,527	27,083	3,515	6,527	30,598	37,125	635	36,490	2018	30 years
Hotel-Texas	1	—	7,896	65,847	380	7,896	66,227	74,123	1,435	72,688	2018	36 years
Industrial-Arizona	1	77,864	14,494	59,991	77	14,494	60,069	74,563	716	73,847	2018	31 years
Industrial-California	1	122,136	32,552	148,911	79	32,552	148,990	181,542	1,893	179,649	2018	28 years
Industrial-Ohio	23	73,702	13,946	132,910	2,765	13,946	135,675	149,621	5,383	144,238	2018	39 years
Industrial-Various	22	250,000	28,092	307,154	1,308	28,092	308,462	336,554	11,584	324,970	2018	40 years
Multifamily-Louisiana	1	43,500	3,646	70,190	454	3,646	70,644	74,290	1,550	72,740	2018	30 years
Multifamily-Michigan	2	59,000	5,520	119,880	1,722	5,520	121,602	127,122	4,237	122,885	2018	30 years
Multifamily-South Carolina	2	36,253	4,649	64,454	(22,033)	4,649	42,421	47,070	1,921	45,149	2018	30 years
Multifamily-Wyoming	1	—	1,193	10,282	583	1,249	10,809	12,058	280	11,778	2017	39 years
Office-Colorado	1	32,378	2,359	41,410	2,982	2,359	44,392	46,751	2,594	44,157	2017	40 years
Office-Indiana	1	24,606	3,773	26,916	3,520	3,773	30,436	34,209	2,084	32,125	2017	40 years
Office-Missouri	1	108,850	25,723	127,003	3,582	25,723	130,585	156,308	6,003	150,305	2018	39 years
Office-New Jersey	1	12,786	4,956	13,429	1,696	4,956	15,125	20,081	1,062	19,019	2017	40 years
Office-Norway	1	184,320	55,054	277,439	(21,858)	55,054	255,581	310,635	3,811	306,824	2018	37 years
Office-Ohio	1	—	4,431	29,363	960	4,431	30,323	34,754	1,707	33,047	2017	40 years
Office-Pennsylvania	1	76,448	11,019	131,676	—	11,019	131,676	142,695	3,983	138,712	2018	40 years
Office-Virginia	2	31,126	20,955	61,620	3,576	20,955	65,196	86,151	2,434	83,717	2018	39 years
Retail-Illinois	1	4,449	—	7,338	64	—	7,402	7,402	384	7,018	2017	40 years
Retail-Indiana	1	3,484	—	5,171	68	—	5,239	5,239	270	4,969	2017	40 years
Retail-Kansas	1	5,540	1,048	7,023	352	1,048	7,375	8,423	427	7,996	2017	40 years
Retail-Maine	1	2,078	—	6,317	100	—	6,417	6,417	339	6,078	2017	40 years
Retail-Massachusetts	2	8,455	—	12,254	186	—	12,440	12,440	648	11,792	2017	40 years
Retail-New Hampshire	2	16,447	1,495	21,488	(6,095)	1,495	15,393	16,888	1,294	15,594	2017	40 years
Retail-New York	1	3,979	—	6,372	54	—	6,426	6,426	333	6,093	2017	40 years
Total operating real estate, net	74	$1,177,401	$249,995	$1,789,199	$(21,943)	$250,051	$1,767,201	$2,017,252	$57,562	$1,959,690
______________________________

(1)
The purchase price allocations for certain 2018 acquisitions are provisional and subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition.

(2)	The aggregate gross cost of total real estate assets for federal income tax purposes is $2.0 billion as of December 31, 2018.

(3)	Gross amount carried is shown net of impairment and net of the effect of changes in foreign exchange rates.

(4)	Depreciation is calculated using a useful life of 2 to 48 years for buildings and improvements.

(5)	Properties consolidated upon the Combination reflect an acquisition date of February 1, 2018, the effective date of consolidation.

COLONY CREDIT REAL ESTATE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Dollars in Thousands)
Changes in the Company’s operating real estate portfolio gross of accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Beginning balance	$225,710	$9,083	$9,016
Real estate acquired in the Combination (Note 3)	1,287,515	205,376	—
Property acquisitions(1)	695,794	—	—
Improvements and capitalized costs	23,417	20,193	77
Impairment	(31,813)	—	(10)
Dispositions	(161,513)	(8,942)	—
Effect of changes in foreign exchange rates	(21,858)	—	—
Ending balance	$2,017,252	$225,710	$9,083
__________________________________________________

(1)	Includes real estate owned (“REO”) foreclosures of $107.0 million.
Changes in accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Beginning balance	$5,970	$145	$—
Depreciation expense	56,270	5,825	145
Dispositions	(4,272)	—	—
Effect of changes in foreign exchange rates	(406)	—	—
Ending balance	$57,562	$5,970	$145

COLONY CREDIT REAL ESTATE, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2018
(Dollars in Thousands)

Loan Type / Collateral / Location (1) (2)	Number of Loans	Interest Rate Range (3)	Maturity Date Range (4)	Periodic Payment Terms (5)	Prior Liens (6)	Unpaid Principal Amount	Carrying Value (7)(8)	Principal Amount Subject to Delinquent Principal or Interest (9)
First mortgage:
Hotel-California, USA	1	6.64%	January 2020	I/O	$—	$166,585	$166,585	$—
Hotel-California, USA	1	5.59%	July 2023	I/O	—	104,619	103,631	—
Hotel-California, USA	1	7.19%	November 2022	I/O	—	136,499	135,110	—
Hotel-New York, USA(10)	1	3.99%	May 2023	P&I	—	75,976	76,868	75,976
Hotel-New York, USA(10)	1	8.18%	May 2023	I/O	—	70,145	70,145	70,145
Hotel-Colorado, USA	1	5.89%	July 2021	I/O	—	71,380	71,305	—
Hotel-Various, USA	2	7.34% - 8.39%	January 2019 to August 2019	I/O	—	42,278	42,575	—
Office-California, USA	1	5.26%	June 2020	I/O	—	67,161	66,978	—
Office-California, USA	1	5.19%	July 2020	I/O	—	68,261	67,804	—
Office-California, USA	1	6.09%	December 2020	I/O	—	112,750	111,861	—
Office-Various, USA(11)	5	4.89% - 7.99%	November 2017 to January 2021	I/O	—	183,927	182,435	72,713
Multifamily-Tennessee, USA	1	6.39%	December 2019	I/O	—	77,073	77,911	—
Multifamily -Various, USA	9	5.37% - 7.59%	January 2019 to January 2021	I/O	—	251,368	251,173	—
Retail-Various, USA(11)	15	5.28% - 11.30%	October 2018 to May 2020	I/O	—	299,262	283,412	34,720
Industrial-Tennessee, USA	1	6.64%	September 2021	I/O	—	8,000	8,080	—
	42				—	1,735,284	1,715,873	253,554
Subordinated mortgage and mezzanine:
Hotel-New York, USA(10)	1	14.47%	May 2023	I/O	146,121	61,750	57,306	61,750
Hotel-New York, USA(10)	3	11.63% - 13.39%	September 2019 to May 2023	I/O	306,621	77,866	28,785	49,366
Multifamily -Various, USA	3	9.45% - 13.50%	August 2020 to August 2024	Both	203,046	68,150	67,606	—
Retail-Various, USA	3	10.09% - 13.59%	December 2018 to April 2024	Both	172,942	29,329	22,241	—
Office-Various, USA(11)	1	11.59%	November 2017	I/O	107,433	28,618	—	28,618
	11				936,163	265,713	175,938	139,734
Preferred equity:
Office-New York, USA	1	12.00%	June 2027	I/O	439,204	92,315	92,315	—
Office-Nevada, USA	1	15.00%	September 2020	I/O	67,400	21,545	21,371	—
	2				506,604	113,860	113,686	—
Total	55				$1,442,767	$2,114,857	$2,005,497	$393,288
______________________________________________________________________________________

(1)	Loans with carrying values that are individually less than 3% of the total carrying value have been aggregated according to collateral type and location.

(2)	Does not include a senior loan with an unpaid principal amount and carrying value of $15.0 million that is not related to real estate.

(3)	Variable rate loans are determined based on the applicable index in effect as of December 31, 2018.

(4)	Represents contractual maturity that does not contemplate exercise of extension option.

(5)	Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity.

(6)	Prior liens represent loan amounts owned by third parties that are senior to the Company’s mezzanine or preferred equity positions and are approximate.

(7)	Carrying amounts as of December 31, 2018 are presented net of $109.3 million of allowance for loan losses.

(8)	The aggregate cost of loans and preferred equity held for investment is approximately $2.1 billion for federal tax purposes as of December 31, 2018.

(9)	Represents principal balance of loans which are 90 days or more past due as to principal or interest.

(10)	Principal amount subject to delinquent principal or interest includes four loans to the same borrower and secured by the same collateral with combined unpaid principal amount of $257.2 million.

(11)	Principal amount subject to delinquent principal or interest includes four loans to the same borrower and secured by the same collateral with combined unpaid principal amount of $136.1 million.

COLONY CREDIT REAL ESTATE, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
December 31, 2018
(Dollars in Thousands)

Activity in mortgage loans on real estate is summarized below:

	Year Ended December 31,
	2018	2017	2016
Balance at January 1	$1,300,784	$1,523,426	$1,797,525
Loans and preferred equity held for investment acquired in the Combination (Note 3)	1,249,733	—	—
Deconsolidation of investment entities	(553,678)	—	—
Acquisitions/originations/additional funding (1)	904,461	374,981	247,080
Loan maturities/principal repayments	(627,219)	(547,252)	(345,730)
Foreclosure of loans held for investment	(117,878)	(20,204)	—
Combination adjustment	(50,314)	—	—
Discount accretion/premium amortization	2,582	8,551	8,112
Capitalized interest	5,837	1,802	7,884
Change in allowance for loan loss	(108,811)	(518)	(3,386)
Payments received from PCI loans	—	(56,832)	(25,790)
Accretion on PCI loans	—	4,396	7,670
Consolidation of loans receivable held by investment entities	—	12,434	—
Carrying value of loans sold	—	—	(113,582)
Transfer to loans held for sale	—	—	(56,357)
Balance at December 31	$2,005,497	$1,300,784	$1,523,426
______________________________________________________________________________________
(1) Excludes origination of a senior loan with an unpaid principal amount and carrying value of $15.0 million that is not related to real estate.

Item 16. Form 10-K Summary
Omitted at Registrant’s option.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Amended and Restated Master Combination Agreement, dated as of November 20, 2017, among Colony Capital Operating Company, LLC, NRF RED REIT Corp., NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP, Colony NorthStar Credit Real Estate, Inc. and Credit RE Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (No. 333-221685) effective December 6, 2017)

3.1
Articles of Amendment and Restatement of Colony NorthStar Credit Real Estate, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on August 09, 2018)

3.2	Second Amended and Restated Bylaws of Colony Credit Real Estate, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 25, 2018)
10.1
Amended and Restated Limited Liability Company Agreement of Credit RE Operating Company, LLC, dated as of January 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.2
Credit Agreement, dated as of February 1, 2018, by and among Credit RE Operating Company, LLC, the other Subsidiary Borrowers from time to time parties thereto, the Several Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.3*
First Amendment, dated as of November 19, 2018, to the Credit Agreement dated as of February 1, 2018 by and among Credit RE Operating Company LLC, the Subsidiary Borrowers from time to time parties thereto, the several Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A.

10.4*
Second Amendment, dated as of December 17, 2018, to the Credit Agreement dated as of February 1, 2018 by and among Credit RE Operating Company LLC, the Subsidiary Borrowers from time to time parties thereto, the several Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A.

10.5
Management Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Credit RE Operating Company, LLC and CLNC Manager, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.6
Stockholders Agreement, dated as of January 31, 2018, by and between Colony Capital Operating Company, LLC and Colony NorthStar Credit Real Estate, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.7
Registration Rights Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Colony Capital Operating Company, LLC and NRF RED REIT Corp. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.8†
Form of Indemnification Agreement, between Colony NorthStar Credit Real Estate, Inc. and the Officers and Directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.9†
Colony NorthStar Credit Real Estate, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-222812) filed on February 1, 2018)

10.10 †	Form of Restricted Stock Agreement to the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018)
10.11
Master Repurchase Agreement, dated July 18, 2012, by and between NSREIT CB Loan, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Current Report on Form 8-K (No. 000-54671) filed on July 19, 2012)

10.12
First Amendment to Master Repurchase Agreement, dated as of November 30, 2012, by and among NSREIT CB Loan, LLC, NorthStar Real Estate Income Trust, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Current Report on Form 8-K (No. 000-54671) filed on December 4, 2012)

10.13
Second Amendment to Master Repurchase Agreement and First Amendment to Limited Guaranty, dated as of April 18, 2013, by and among NSREIT CB Loan, LLC, NorthStar Real Estate Income Trust, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Current Report on Form 8-K (No. 000-54671) filed on April 23, 2013)

10.14
Third Amendment to Master Repurchase Agreement, dated as of June 30, 2014, by and among NSREIT CB LOAN, LLC and Citibank, N.A., and acknowledged and agreed to by NorthStar Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Quarterly Report on Form 10-Q (No. 000-54671) filed on November 14, 2014)

10.15
Fourth Amendment to Master Repurchase Agreement, dated as of October 20, 2014, by and among NSREIT CB LOAN, LLC and Citibank, N.A., and acknowledged and agreed to by NorthStar Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Current Report on Form 8-K (No. 000-54671) filed on October 24, 2014)

10.16
Fifth Amendment to Master Repurchase Agreement, dated as of October 17, 2016, by and among NSREIT CB Loan, LLC and Citibank, N.A., and acknowledged and agreed to by NorthStar Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Current Report on Form 8-K (No. 000-54671) filed on October 20, 2016)

Exhibit Number	Description of Exhibit
10.17
Sixth Amendment to Master Repurchase Agreement, dated as of January 31, 2018, by and among NSREIT CB Loan, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 15, 2018)

10.18
Amended and Restated Limited Guaranty, made as of January 31, 2018, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 15, 2018)

10.19
Master Repurchase Agreement, dated as of March 11, 2013, by and among NS Income DB Loan, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Current Report on Form 8-K (No. 000-54671) filed on March 12, 2013)

10.20
First Amendment to Master Repurchase Agreement, dated as of October 8, 2013, by and among NS Income DB Loan, LLC and Deutsche Bank AG, Cayman Islands Branch, and acknowledged and agreed to by NS Income DB Loan Member, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.21
Second Amendment to Master Repurchase Agreement, dated as of January 6, 2016, by and among NS Income DB Loan, LLC, NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP and Deutsche Bank AG, Cayman Islands Branch, and acknowledged and agreed to by NS Income DB Loan Member, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.22
Third Amendment to Master Repurchase Agreement, dated as of January 31, 2018, by and between NS Income DB Loan, LLC and Deutsche Bank AG, Cayman Islands Branch, and acknowledged and agreed to by Credit RE Operating Company, LLC and NS Income DB Loan Member, LLC  (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 15, 2018)

10.23
Amended and Restated Guaranty, made as of January 31, 2018, by Credit RE Operating Company, LLC for the benefit of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 15, 2018)

10.24
Master Repurchase Agreement, dated October 15, 2013, by and between CB Loan NT-II, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income II, Inc.’s Current Report on Form 8-K (No. 333-185640) filed on October 16, 2013)

10.25
First Amendment to Master Repurchase Agreement, dated as of June 30, 2014, by and among CB Loan NT-II, LLC and Citibank, N.A., and acknowledged and agreed to by NorthStar Real Estate Income II, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.26
Second Amendment to Master Repurchase Agreement, dated as of October 14, 2016, by and among CB Loan NT-II, LLC and Citibank, N.A., and acknowledged and agreed to by NorthStar Real Estate Income II, Inc. (incorporated by reference to Exhibit 10.28 to NorthStar Real Estate Income II, Inc.’s Post-Effective Amendment (No. 333-185640) filed on October 17, 2016)

10.27
Third Amendment to Master Repurchase Agreement, dated as of January 31, 2018, by and among CB Loan NT-II, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 15, 2018)

10.28
Amended and Restated Limited Guaranty, made as of January 31, 2018, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377)filed on May 15, 2018)

10.29
Master Repurchase Agreement, dated July 2, 2014, by and between DB Loan NT-II, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income II, Inc.’s Current Report on Form 8-K (No. 000-55189) filed on July 9, 2014)

10.30
First Amendment to Master Repurchase Agreement, dated as of January 6, 2016, by and among DB Loan NT-II LLC, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP and Deutsche Bank AG, Cayman Islands Branch, and acknowledged and agreed to by DB Loan Member NT-II, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.31
Second Amendment to Master Repurchase Agreement, dated as of January 31, 2018, by and between DB Loan NT-II LLC, and Deutsche Bank AG, Cayman Islands Branch, and acknowledged and agreed to by Credit RE Operating Company, LLC, and DB Loan Member NT-II, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 15, 2018)

10.32
Amended and Restated Guaranty, made as of January 31, 2018, by Credit RE Operating Company, LLC for the benefit of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 15, 2018)

10.33
Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of April 20, 2018, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.34
Amended and Restated Guaranty Agreement, made as of April 20, 2018, by Credit RE Operating Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.35
Master Repurchase Agreement, dated as of April 23, 2018, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.36
Guaranty, made as of April 23, 2018, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

Exhibit Number	Description of Exhibit
10.37
Master Repurchase Agreement, dated as of April 26, 2018, by and among Barclays Bank PLC, CLNC Credit 7, LLC and the other sellers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

10.38
Guaranty, made as of April 26, 2018, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

10.39
Master Repurchase Agreement, dated as of June 19, 2018, by and between CLNC Credit 6, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 25, 2018)

10.40
Guaranty, dated as of June 19, 2018, by Credit RE Operating Company, LLC, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 25, 2018)

10.41
Master Repurchase Agreement, dated as of October 23, 2018, by and among DB Loan NT-II, LLC, CLNC Credit 5, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on October 25, 2018)

10.42
Guaranty, dated as of October 23, 2018, by Credit RE Operating Company, LLC for the benefit of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on October 25, 2018)

10.43
Master Repurchase and Securities Contract, dated as of November 2, 2018, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on November 7, 2018)

10.44
Guarantee Agreement, dated as of November 2, 2018, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K(No. 001-38377) filed on November 7, 2018)

21.1*	List of Subsidiaries of Colony Credit Real Estate Inc.
23.1*	Consent of Ernst & Young, LLP
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the Colony Credit Real Estate, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016;(iv) Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements

______________________________________

* Filed herewith
† Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Credit Real Estate, Inc.

Date:	February 28, 2019	/s/ Kevin P. Traenkle
Kevin P. Traenkle
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin P. Traenkle and Neale W. Redington and each of them severally, her or his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in her or his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as she or he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin P. Traenkle	Chief Executive Officer and President and Director	February 28, 2019
Kevin P. Traenkle	(Principal Executive Officer)

/s/ Neale W. Redington	Chief Financial Officer	February 28, 2019
Neale W. Redington	(Principal Financial Officer)

/s/ Frank V. Saracino	Chief Accounting Officer	February 28, 2019
Frank V. Saracino	(Principal Accounting Officer)

/s/ Richard B. Saltzman	Chairman of the Board of Directors	February 28, 2019
Richard B. Saltzman

/s/ Darren J. Tangen	Director	February 28, 2019
Darren J. Tangen

/s/ Catherine D. Rice	Director	February 28, 2019
Catherine D. Rice

/s/ Vernon B. Schwartz	Director	February 28, 2019
Vernon B. Schwartz

/s/ John E. Westerfield	Director	February 28, 2019
John E. Westerfield

/s/ Winston W. Wilson	Director	February 28, 2019
Winston W. Wilson