Form 10-Q
period 2019-03-31
Colony Credit Real Estate, Inc.
filed 2019-05-09
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	CLNC	New York Stock Exchange
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of May 7, 2019, Colony Credit Real Estate, Inc. had 128,513,280 shares of Class A common stock, par value $0.01 per share, outstanding

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
In addition to the financial statements contained herein, you should read and consider the audited financial statements and accompanying notes thereto of the Company for the year ended December 31, 2018 included in our Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019.

i

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
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, the section entitled “Risk Factors” in this Form 10-Q for the quarter ended March 31, 2019 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I. Financial Information

Item 1.    Financial Statements
COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$89,916	$77,317
Restricted cash	107,441	110,146
Loans and preferred equity held for investment, net	1,998,493	2,020,497
Real estate securities, available for sale, at fair value	239,559	228,185
Real estate, net	2,049,009	1,959,690
Investments in unconsolidated ventures ($101,923 and $160,851 at fair value, respectively)	795,341	903,037
Receivables, net	55,948	48,806
Deferred leasing costs and intangible assets, net	150,868	134,068
Other assets	75,765	62,006
Mortgage loans held in securitization trusts, at fair value	3,142,448	3,116,978
Total assets	$8,704,788	$8,660,730
Liabilities
Securitization bonds payable, net	$53,663	$81,372
Mortgage and other notes payable, net	1,193,918	1,173,019
Credit facilities	1,385,273	1,365,918
Due to related party (Note 11)	15,347	15,019
Accrued and other liabilities	125,169	106,187
Intangible liabilities, net	33,422	15,096
Escrow deposits payable	63,672	65,995
Dividends payable	19,083	18,986
Mortgage obligations issued by securitization trusts, at fair value	2,998,329	2,973,936
Total liabilities	5,887,876	5,815,528
Commitments and contingencies (Note 17)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 and 905,000,000 shares authorized, 128,513,280 and 83,410,376 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,285	834
Class B-3, no shares authorized, issued and outstanding as of March 31, 2019 and 45,000,000 shares authorized and 44,399,444 shares issued and outstanding as of December 31, 2018	—	444
Additional paid-in capital	2,899,669	2,899,353
Accumulated deficit	(234,145)	(193,327)
Accumulated other comprehensive income (loss)	13,120	(399)
Total stockholders’ equity	2,679,929	2,706,905
Noncontrolling interests in investment entities	72,015	72,683
Noncontrolling interests in the Operating Partnership	64,968	65,614
Total equity	2,816,912	2,845,202
Total liabilities and equity	$8,704,788	$8,660,730
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

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$15,840	$12,561
Restricted cash	16,570	18,464
Loans and preferred equity held for investment, net	23,216	167,219
Real estate, net	641,327	547,444
Receivables, net	19,421	17,811
Deferred leasing costs and intangible assets, net	58,864	38,681
Other assets	3,800	1,698
Mortgage loans held in securitization trusts, at fair value	3,142,448	3,116,978
Total assets	$3,921,486	$3,920,856
Liabilities
Securitization bonds payable, net	$23,377	$43,870
Mortgage and other notes payable, net	324,288	325,187
Credit facilities	27,272	—
Accrued and other liabilities	35,232	32,452
Intangible liabilities, net	30,638	11,993
Escrow deposits payable	7,190	9,603
Mortgage obligations issued by securitization trusts, at fair value	2,998,329	2,973,936
Total liabilities	$3,446,326	$3,397,041

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net interest income
Interest income	$38,409	$36,139
Interest expense	(19,292)	(7,415)
Interest income on mortgage loans held in securitization trusts	38,476	25,865
Interest expense on mortgage obligations issued by securitization trusts	(35,635)	(24,278)
Net interest income	21,958	30,311

Property and other income
Property operating income	63,134	28,545
Other income	177	517
Total property and other income	63,311	29,062

Expenses
Management fee expense	11,358	8,000
Property operating expense	28,180	11,719
Transaction, investment and servicing expense	529	30,941
Interest expense on real estate	13,607	6,393
Depreciation and amortization	27,662	18,792
Administrative expense (including $1,843 and $285 of equity-based compensation expense, respectively)	6,653	3,228
Total expenses	87,989	79,073

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	1,029	497
Realized gain on mortgage loans and obligations held in securitization trusts, net	48	—
Other gain (loss), net	(5,079)	465
Loss before equity in earnings of unconsolidated ventures and income taxes	(6,722)	(18,738)
Equity in earnings of unconsolidated ventures	21,310	15,788
Income tax benefit	369	549
Net income (loss)	14,957	(2,401)
Net (income) loss attributable to noncontrolling interests:
Investment entities	298	(2,370)
Operating Partnership	(347)	57
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$14,908	$(4,714)

Net income (loss) per common share - basic and diluted (Note 19)	$0.11	$(0.05)

Weighted average shares of common stock outstanding - basic and diluted (Note 19)	127,943	98,662

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$14,957	$(2,401)
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	9,758	(1,848)
Change in fair value of net investment hedges	7,395	—
Foreign currency translation loss	(3,310)	—
Total other comprehensive income (loss)	13,843	(1,848)
Comprehensive income (loss)	28,800	(4,249)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	298	(2,370)
Operating Partnership	(671)	57
Comprehensive income (loss) attributable to common stockholders	$28,427	$(6,562)

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	—	$—	$821,031	$258,777	$—	$1,079,808	$327,762	$—	$1,407,570
Distributions	—	—	—	—	—	—	—	—	(1,003)	—	(1,003)
Adjustments related to the Combination	82,484	825	44,399	444	2,073,186	(79,774)	—	1,994,681	(230,818)	73,626	1,837,489
Issuance and amortization of equity-based compensation	1,004	10	—	—	275	—	—	285	—	—	285
Other comprehensive loss	—	—	—	—	—	—	(1,848)	(1,848)	—	—	(1,848)
Dividends and distributions declared ($0.29 per share)	—	—	—	—	—	(37,843)	—	(37,843)	—	—	(37,843)
Net income (loss)	—	—	—	—	—	(4,714)	—	(4,714)	2,370	(57)	(2,401)
Balance as of March 31, 2018	83,488	$835	44,399	$444	$2,894,492	$136,446	$(1,848)	$3,030,369	$98,311	$73,569	$3,202,249

Balance at December 31, 2018	83,410	$834	44,399	$444	$2,899,353	$(193,327)	$(399)	$2,706,905	$72,683	$65,614	$2,845,202
Contributions	—	—	—	—	—	—	—	—	24	—	24
Distributions	—	—	—	—	—	—	—	—	(394)	—	(394)
Conversion of Class B-3 common stock	44,399	444	(44,399)	(444)	—	—	—	—	—	—	—
Issuance and amortization of equity-based compensation	800	8	—	—	1,835	—	—	1,843	—	—	1,843
Other comprehensive income	—	—	—	—	—	—	13,519	13,519	—	324	13,843
Dividends and distributions declared ($0.44 per Class A share and $0.15 per Class B-3 share)	—	—	—	—	—	(55,726)	—	(55,726)	—	(1,340)	(57,066)
Shares canceled for tax withholding on vested stock awards	(96)	(1)	—	—	(1,496)	—	—	(1,497)	—	—	(1,497)
Reallocation of equity	—	—	—	—	(23)	—	—	(23)	—	23	—
Net income (loss)	—	—	—	—	—	14,908	—	14,908	(298)	347	14,957
Balance as of March 31, 2019	128,513	$1,285	—	$—	$2,899,669	$(234,145)	$13,120	$2,679,929	$72,015	$64,968	$2,816,912

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$14,957	$(2,401)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated ventures	(21,310)	(15,788)
Depreciation and amortization	27,662	18,792
Straight-line rental income	(1,732)	(1,373)
Amortization of above/below market lease values, net	(612)	104
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(2,582)	(1,772)
Amortization of deferred financing costs	2,029	384
Amortization of right-of-use lease assets and operating lease liabilities	25	—
Paid-in-kind interest	(3,258)	(530)
Distributions of cumulative earnings from unconsolidated ventures	18,492	13,687
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	(1,029)	(497)
Realized gain on mortgage loans and obligations held in securitization trusts, net	(48)	—
Amortization of equity-based compensation	1,843	285
Mortgage notes above/below market value amortization	87	(173)
Deferred income tax benefit	(2,693)	(88)
Changes in assets and liabilities:
Receivables, net	(4,200)	16,572
Deferred costs and other assets	4,778	(13,883)
Due to related party	(1,169)	3,340
Other liabilities	6,438	1,499
Net cash provided by operating activities	37,678	18,158
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(241,693)	(5,059)
Repayment on loans and preferred equity held for investment	172,686	115,724
Cash and restricted cash received in the Combination	—	302,342
Acquisition of and additions to real estate, related intangibles and leasing commissions	(6,242)	(2,735)
Investments in unconsolidated ventures	(5,182)	(1,730)
Proceeds from sale of investments in unconsolidated ventures	34,475	—
Distributions in excess of cumulative earnings from unconsolidated ventures	65,836	21,739
Acquisition of real estate securities, available for sale	—	(11,762)
Net receipts on settlement of derivative instruments	1,638	—
Deposit on investments	(352)	—
Change in escrow deposits	(2,322)	(3,856)
Net cash provided by investing activities	18,844	414,663
Cash flows from financing activities:
Distributions paid on common stock	(55,629)	(18,849)
Distributions paid on common stock to noncontrolling interests	(1,340)	—
Borrowings from mortgage notes	22,174	41,823
Repayment of mortgage notes	(1,509)	(762)
Borrowings from credit facilities	714,615	25,149
Repayment of credit facilities	(695,260)	(71,740)
Repayment of securitization bonds	(27,709)	(17,474)
Payment of deferred financing costs	(1,593)	(4,675)
Distributions to CLNY owners	—	(1,003)
Contributions from noncontrolling interests	24	—
Distributions to noncontrolling interests	(394)	—
Net cash used in financing activities	(46,621)	(47,531)
Effect of exchange rates on cash, cash equivalents and restricted cash	(7)	—
Net increase in cash, cash equivalents and restricted cash	9,894	385,290
Cash, cash equivalents and restricted cash - beginning of period	187,463	67,105
Cash, cash equivalents and restricted cash - end of period	$197,357	$452,395
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$77,317	$25,204
Restricted cash	110,146	41,901
Total cash, cash equivalents and restricted cash, beginning of period	$187,463	$67,105

End of the period
Cash and cash equivalents	$89,916	$334,952
Restricted cash	107,441	117,443
Total cash, cash equivalents and restricted cash, end of period	$197,357	$452,395

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired in the Combination	$—	$6,824,169
Liabilities assumed in the Combination	—	4,812,353
Noncontrolling interests assumed in the Combination	—	82,320
Common stock issued for acquisition of NorthStar I and NorthStar II (Note 3)	—	2,021,373
Deconsolidation of certain CLNY Contributed Portfolio investments (Note 2)	—	298,429
Secured Financing	—	50,314
Other Payables to Manager adjustment (refer to Note 11)	—	2,934
Noncontrolling interests in the Operating Partnership	—	73,626
Consolidation of securitization trust (VIE asset / liability)	24,393	134,398
Accrual of distribution payable	19,083	18,994
Foreclosure of loans held for investment	105,437	—
Right-of-use lease assets and operating lease liabilities	16,959	—
PE Investments sale proceeds receivable	14,453	—
Conversion of Class B-3 common stock to Class A common stock	444	—
Due to Manager for share repurchases	1,497	—
Loans held for investment payoff held by servicer	—	21,189

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
The Company was organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony Capital, Inc., formerly Colony NorthStar, Inc. (“Colony Capital”), a publicly traded REIT listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CLNY,” made an initial capital contribution of $1,000 to the Company. On January 31, 2018, the Company completed the transactions contemplated by that certain Master Combination Agreement, dated as of August 25, 2017, as amended and restated on November 20, 2017 (the “Combination Agreement,” as further discussed below). The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2018. Effective June 25, 2018, the Company changed its name from Colony NorthStar Credit Real Estate, Inc. to Colony Credit Real Estate, Inc. Also on June 25, 2018, Colony NorthStar, Inc. changed its name to Colony Capital, Inc. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Credit RE Operating Company, LLC (the “Operating Partnership” or “OP”). At March 31, 2019, the Company owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned by an affiliate of the Company as noncontrolling interests.
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
Details of the Combination are described more fully in Note 3, “Business Combination” and the accounting treatment thereof in Note 2, “Summary of Significant Accounting Policies.”

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company’s unconsolidated ventures are substantially similar to those of the Company.
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
The consolidated financial statements include the results of operations of Colony Credit Real Estate, Inc. and certain consolidated investment entities contributed by Colony Capital (the “CLNY Investment Entities”) for periods on or prior to the closing of the Combination on January 31, 2018 and the combined operations of Colony Credit Real Estate, Inc., NorthStar I and NorthStar II beginning February 1, 2018, following the closing of the Combination.
The assets and liabilities contributed by Colony Capital to the Company consisted of its ownership interests in the CLNY Investment Entities, ranging from 38% to 100%. The remaining interests in the CLNY Investment Entities are owned by investment vehicles sponsored by Colony Capital or third parties and were not contributed to the Company.
The CLNY Contributions were accounted for as a reorganization of entities under common control, since both the Company and the CLNY Investment Entities were under common control of Colony Capital at the time the contributions were made. Accordingly, the contributed assets and liabilities were recorded at carryover basis and the Company’s financial statements for prior periods were recast to reflect the consolidation of the CLNY Investment Entities as if the contribution had occurred on the date of the earliest period presented. The assets, liabilities and noncontrolling interests of the CLNY Investment Entities in the consolidated financial statements for periods prior to the Combination were carved out of the books and records of Colony Capital at their historical carrying amounts. Accordingly, the historical consolidated financial statements were prepared giving consideration to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and related guidance provided by the SEC Staff with respect to carve-out financial statements and reflect allocations of certain corporate costs from Colony Capital. These charges were based on either specifically identifiable costs incurred on behalf of the CLNY Investment Entities or an allocation of costs estimated to be applicable to the CLNY Investment Entities, primarily based on the relative assets under management of the CLNY Investment Entities to Colony Capital’s total assets under management. Such costs do not necessarily reflect what the actual costs would have been if the Company had been operating as a separate stand-alone public entity for periods prior to the Combination.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Variable Interest Entities
Variable Interest Entities—A VIE is an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders lack the characteristics of a controlling financial interest; or (iii) is established with non-substantive voting rights. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. The Company also considers interests held by its related parties, including de facto agents. The Company assesses whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing the related party analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the amount and characteristics of its investment relative to the related party; the Company’s and the related party’s ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the related party. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, including the determination of which activities most significantly affect the entities’ performance, and estimates about the current and future fair values and performance of assets held by the VIE.
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
As of March 31, 2019, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.

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
Other consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. The noncontrolling interests in the operating real estate properties represent third party joint venture partners with ownership ranging from 3.5% to 20.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
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
As of March 31, 2019, the Company held subordinate tranches of securitization trusts in three Investing VIEs for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trusts. The Company’s subordinate tranches of the securitization trusts, which represent the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trusts, less the Company’s retained interest from the subordinate tranches of the securitization trusts), income and expenses of the Investing VIEs are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trusts only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trusts. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unconsolidated VIEs
As of March 31, 2019, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of March 31, 2019.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of March 31, 2019 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$239,559	$231,128
Investments in unconsolidated ventures	477,004	489,040
Loans and preferred equity held for investment, net	226,096	226,096
Total assets	$942,659	$946,264
The Company did not provide financial support to the unconsolidated VIEs during the three months ended March 31, 2019. As of March 31, 2019, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of real estate securities, available for sale was determined as the amortized cost, which represents the purchase price of the investments adjusted by any unamortized premiums or discounts as of the reporting date. The maximum exposure to loss of investments in unconsolidated ventures and loans and preferred equity held for investment, net was determined as the carrying value plus any future funding commitments. Refer to Note 4, “Loans and Preferred Equity Held for Investment, net” and Note 17, “Commitments and Contingencies” for further discussion.
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
Prior to the deconsolidation of the CLNY Investment Entities, noncontrolling interest as recorded in the CLNY Investment Entities combined financial statements consisted of interests in the held by third party joint ventures. Following the deconsolidation of the CLNY Investment Entities, the noncontrolling interest in the Company’s consolidated financial statements additionally consists of Colony Capital ownership interests in joint ventures. These interests were previously classified as other owners in the CLNY Investment Entities combined financial statements, but have been reclassified to noncontrolling interests in the Company’s consolidated financial statements.
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
Noncontrolling Interests in the Operating Partnership—This represents membership interests in the OP held by RED REIT. Noncontrolling interests in the OP are allocated a share of net income or loss in the OP based on their weighted average ownership interest in the OP during the period. Noncontrolling interests in the OP have the right to require the OP to redeem part or all of the membership units in the OP for cash based on the market value of an equivalent number of shares of Class A common stock at the time of redemption, or at the Company’s election as managing member of the OP, through the issuance of shares of Class A common stock on a one-for-one basis. Refer to Note 3, “Business Combination,” for further discussion of OP membership units. At the end of each reporting period, noncontrolling interests in the OP is adjusted to reflect their ownership percentage in the OP at the end of the period, through a reallocation between controlling and noncontrolling interests in the OP, as applicable.
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
Asset Acquisitions—For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to the acquisition of assets are included in the cost basis of the assets acquired.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at March 31, 2019 or December 31, 2018. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
Loans and preferred equity investments are considered to be impaired when it is probable that the Company will not be able to collect all amounts due in accordance with contractual terms of the loans and preferred equity investments, including consideration of underlying collateral value. Allowance for loan losses represents the estimated probable credit losses inherent in loans and preferred equity held for investment at balance sheet date. Changes in allowance for loan and preferred equity losses are recorded in the provision for loan losses on the statement of operations. Allowance for loan losses generally exclude interest receivable as accrued interest receivable is reversed when a loan or preferred equity investment is placed on nonaccrual status. Allowance for loan losses is generally measured as the difference between the carrying value of the loan or preferred equity investment and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan or preferred equity investment or an observable market price for the loan or preferred equity investment. Subsequent changes in impairment

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

are recorded as adjustments to the provision for loan losses. Loans and preferred equity investments are charged off against allowance for loan losses when all or a portion of the principal amount is determined to be uncollectible. A loan or preferred equity investment is considered to be collateral-dependent when repayment of the loan or preferred equity investment is expected to be provided solely by the underlying collateral. Impaired collateral-dependent loans and preferred equity investments are written down to the fair value of the collateral less disposal cost, through a provision and a charge-off against allowance for loan losses.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Depreciation—Real estate held for investment, other than land, is depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Building (fee interest)	7 to 48 years
Building leasehold interests	Lesser of remaining term of the lease or remaining life of the building
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	1 to 15 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture, fixtures and equipment	2 to 8 years
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
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized as provision for loan loss and the cumulative loss allowance on the loan is charged off. The Company periodically evaluates foreclosed properties for subsequent decrease in fair value, which is recorded as an additional impairment loss. Fair value of foreclosed properties is generally based on third party appraisals, broker price opinions, comparable sales or a combination thereof.
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of March 31, 2019, the Company held subordinate tranches of three securitization trusts, which represent the Company’s retained interest in the securitization trusts, which the Company consolidates under U.S. GAAP. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
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
Investments in Unconsolidated Ventures
A noncontrolling, unconsolidated ownership interest in an entity may be accounted for using one of (i) equity method where applicable; (ii) fair value option if elected; (iii) fair value through earnings if fair value is readily determinable, including election of net asset value (“NAV”) practical expedient where applicable; or (iv) for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable.
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
At March 31, 2019 and December 31, 2018, the Company’s investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC arrangements accounted for as equity method investments.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Income Taxes
For U.S. federal income tax purposes, the Company intends to elect to be taxed as a REIT beginning with its taxable year ended December 31, 2018.  To qualify as a REIT, the Company must continually satisfy tests concerning, among other things, the real estate qualification of sources of its income, the real estate composition and values of its assets, the amounts it distributes to stockholders and the diversity of ownership of its stock.
To the extent that the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable.
The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on its undistributed taxable income.
The Company made joint elections to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”) which may be subject to taxation by U.S. federal, state and local authorities. In general, a TRS of the Company may perform non-customary services for tenants, hold assets that the Company cannot hold directly and engage in most real estate or non-real estate-related business. The Company also holds investments in Europe which are subject to tax in each local jurisdiction.
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
For the three months ended March 31, 2019 and 2018, the Company recorded an income tax benefit of $0.4 million and $0.5 million, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Reclassifications
The Company adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, upon changing its status from an emerging growth company to a large accelerated filer at the beginning of fiscal year 2018. The Company adjusted the presentation of the cash flows retrospectively. The required retrospective application of this new standard resulted in changes to the previously reported statements of cash flow as follows:

	Three Months Ended March 31, 2018
(In thousands)	As previously Reported	After Adoption of ASU 2016-18
Net cash provided by operating activities	$17,276	$18,158
Net cash provided by investing activities	340,003	414,663
Net cash used in financing activities	(47,531)	(47,531)
The increase in net cash provided by investing activities is primarily due to restricted cash received in the Combination, net of deconsolidation of restricted cash of certain CLNY Investment Entities.
Accounting Standards Adopted in 2019
Leases—In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which amended lease accounting standards. ASU 2016-02, along with several clarifying amendments were codified in ASC Topic 842. The new standard primarily requires lessees to recognize their rights and obligations under most leases on balance sheet, to be capitalized as a right-of-use asset and a corresponding liability for future lease obligations. Targeted changes were made to lessor accounting, primarily to align to the lessee model and the new revenue recognition standard.
The Company adopted the new lease standard and related amendments on January 1, 2019 using the modified retrospective method to leases existing or commencing on or after January 1, 2019. The impact to beginning retained earnings is de minimis. Comparative periods have not been restated and continue to be reported under the standards in effect for those prior periods.
ASC 842 limits the definition of initial direct costs to only the incremental costs of obtaining a lease, such as leasing commissions, for both lessee and lessor accounting. Indirect costs such as allocated overhead, certain legal fees and negotiation costs are no longer capitalized under the new standard. The application of ASC 842 did not have a material impact on the statement of operations.
The Company applied the package of practical expedients, which exempts the Company from having to reassess whether any expired or expiring contracts contain leases, revisit lease classification for any expired or expiring leases and reassess initial direct costs for any existing leases. The Company also elected the practical expedient related to land easements, allowing the Company to carry forward the accounting treatment for land easements on existing agreements. The Company did not, however, elect the hindsight practical expedient to determine the lease terms for existing leases.
Lessee Accounting—The Company determines if an arrangement contains a lease and determines the classification of leasing arrangements at inception. A leasing arrangement is classified by the lessee either as a finance lease, which represents a financed purchased of the leased asset, or as an operating lease. The Company's operating leases relate primarily to ground leases acquired with real estate. For these ground leases, the Company has elected the accounting policy to combine lease and related nonlease components as a single lease component.
Right-of-use assets and lease liabilities are recognized at the lease commencement date based upon the present value of lease payments over the lease term. The right-of-use assets also include capitalized initial direct costs offset by lease incentives. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company does not have any variable lease payments. The Company made the accounting policy election to recognize lease payments from short-term leases on a straight-line basis over the lease term and will not record these leases on the balance sheet.
Lease renewal or termination options are factored into the lease asset and lease liability only if it is reasonably certain that the option to extend or the option to terminate would be exercised.
As the implicit rate is not readily determinable in most leases, the present value of the remaining lease payments was calculated for each lease using an estimated incremental borrowing rate, which is the interest rate that the Company would have to pay to borrow over the lease term on a collateralized basis.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Lease expense is recognized over the lease term based on an effective interest method for finance leases and on a straight-line basis for operating leases.
The Company recognized an operating lease right-of-use asset totaling $17.0 million in other assets and a corresponding operating lease liability totaling $16.9 million in accrued and other liabilities for ground leases in its real estate portfolio. There was no impact to beginning equity as a result of adoption related to lessee accounting as the difference between the asset and liability balance is attributable to the derecognition of pre-existing balances, including below-market ground lease obligations.
Lessor Accounting—The Company determines if an arrangement contains a lease and determines the classification of leasing arrangements at inception. The Company has operating leases with property tenants that expire at various dates through 2046 with renewal options typically exercised at the lessee's election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. Lease revenue is composed of rental income, which includes the effect of minimum rent increases and rent abatements, and tenant reimbursements, such as common area maintenance costs and other costs associated to the leases.
As lessor, the Company made the accounting policy election to treat the lease and nonlease components in a contract as a single component to the extent that the timing and pattern of transfer are similar for the lease and nonlease components and the lease component qualifies as an operating lease. Nonlease components of tenant reimbursements for net leases qualify for the practical expedient to be combined with their respective lease component and accounted for as a single component under the lease standard as the lease component is predominant.
Lease revenue is recognized on a straight-line basis over the remaining lease term and is included in property operating income on the consolidated statements of operations. The Company receives variable lease revenues from tenant reimbursements.
Under the new standard, lessors are required to evaluate the collectability of all lease payments based upon the creditworthiness of the lessee. Lease revenue is recognized only to the extent collection is determined to be probable. If collection is subsequently determined to no longer be probable, any previously accrued lease revenue that has not been collected is subject to reversal. If collection is subsequently determined to be probable, lease revenue and corresponding receivable would be reestablished to an amount that would have been recognized if collection had always been deemed to be probable. The impact to the Company’s financial condition and results of operations is de minimis on adoption of this standard.
Beginning January 1, 2019, the Company also made the accounting policy election to present on a net basis sales and similar taxes assessed by a governmental authority that is imposed on specific lease revenue producing transactions with related collections from lessees. Property taxes and insurance paid directly by lessees to third parties on behalf of the Company are no longer recognized in the statement of operations, while such amounts paid by the Company and reimbursed by lessees continue to be presented as gross property operating income and expenses.
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
The Company adopted the standard on its effective date of January 1, 2019. Upon adoption, as it relates to the Company’s net investment hedges, the Company will record the entire change in fair value of the hedging instrument (other than amounts excluded from assessment of hedge effectiveness for net investment hedges) in other comprehensive income and there will be no hedge ineffectiveness recorded in earnings. Additionally, subsequent to initial quantitative hedge assessment, the Company may elect to perform effectiveness testing qualitatively so long as the Company can reasonably support an expectation that the hedge is highly effective now and in subsequent periods. As the standard allows more flexibility in hedging interest rate risk in cash flow hedges beyond a specified benchmark rate, the Company may be able to designate in the future other contractually specified variable interest rate as the hedged risk, which if effective, could decrease fluctuations in earnings. There was no impact to the Company’s financial condition and results of operations on adoption of this standard.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future Application of Accounting Standards
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
Fair Value Disclosures—In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements. The ASU requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value of instruments held at the balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain disclosures are now eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. ASU No. 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. The adoption of this standard is not expected to have a material effect on the Company's existing disclosures.
Variable Interest Entities—In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. The ASU amends the VIE guidance to align the evaluation of a decision maker's or service provider's fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control will now be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. This effectively means that when a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, it will consider that related party's interest in a VIE on a proportionate basis throughout the VIE model, for both the assessment of a variable interest and the determination of a primary beneficiary. Transition is generally on a modified retrospective basis, with the cumulative effect adjusted to retained earnings at the beginning of the earliest period presented. ASU No. 2018-17 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted in an interim period for which financial statements have not been issued. The Company is currently evaluating the impact of this new guidance but does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

3.	Business Combination
Business Combination
On the Closing Date, the Combination of the CLNY Contributed Portfolio, NorthStar I and NorthStar II was completed, creating the Company.
In consideration for the contribution of the CLNY Contributed Portfolio, CLNY OP received approximately 44.4 million shares of the Company’s Class B-3 common stock, par value $0.01 per share (the “Class B-3 common stock”), and a subsidiary of CLNY OP received approximately 3.1 million common membership units in the OP (“CLNC OP Units”). The Class B-3 common stock automatically converted to Class A common stock of the Company on a one-for-one basis upon the close of trading on February 1, 2019. The CLNC OP Units are redeemable for cash, or, at the Company’s election, the Class A common stock on a one-for-one basis, in the sole discretion of the Company. Subject to certain limited exceptions, CLNY OP agreed that it and its affiliates would not make any transfers of the CLNC OP Units to non-affiliates of CLNY OP until the one year anniversary of the closing of the Combination, unless such transfer is approved by a majority of the Company’s board of directors, including a majority of the independent directors. In connection with the merger of NorthStar I and NorthStar II into the Company, their respective stockholders received shares of the Class A common stock based on pre-determined exchange ratios. Following the foregoing transaction, the

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company contributed the CLNY Contributed Portfolio and the operating partnerships of NorthStar I and NorthStar II to the OP in exchange for ownership interests in the OP. Upon the closing of the Combination, CLNY OP and its affiliates, NorthStar I stockholders and NorthStar II stockholders each owned approximately 37%, 32% and 31%, respectively, of the Company on a fully diluted basis.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the final allocation of the Combination consideration to assets acquired, liabilities assumed and noncontrolling interests of NorthStar I and NorthStar II based on their respective fair values as of the Closing Date (dollars in thousands):

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Debt—The fair value of debt was determined by either comparing the contractual interest rate to the interest rate for newly originated debt with similar credit risk or the market rate at which a third party might expect to assume such debt or based on discounted cash flow projections of principal and interest expected to be collected, which include consideration of borrower or sponsor credit, as well as operating results of the underlying collateral. All of the debt was priced consistent with current interest rates attainable for similarly situated investments, and therefore was attributed a value equal to each debt’s outstanding principal amount less any applicable premium or discount on the secured debt.
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
Combination-Related Costs
Transaction costs of $0.2 million and $30.2 million were incurred in connection with the Combination in the three months ended March 31, 2019 and 2018, respectively, consisting largely of professional fees for legal, financial advisory, accounting and consulting services. No fees were paid to investment banks that were contingent upon consummation of the Combination for the three months ended March 31, 2019. Approximately $24.3 million of the transaction costs for the three months ended March 31, 2018 represent fees paid to investment bankers that were contingent upon consummation of the Combination.
Combination-related costs are expensed as incurred and such costs expensed by NorthStar I and NorthStar II prior to the Closing Date were excluded from the Company's results of operations.

4.	Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	March 31, 2019				December 31, 2018
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Fixed rate
Senior loans	$15,000	$15,000	16.0%	0.3	$15,000	$15,000	16.0%	0.5
Mezzanine loans	177,468	176,886	12.7%	4.6	175,448	174,830	12.7%	4.9
Preferred equity interests	115,516	115,368	12.6%	7.5	113,860	113,687	12.6%	7.7
	307,984	307,254			304,308	303,517
Variable rate
Senior loans	1,517,232	1,512,775	6.3%	4.3	1,432,416	1,430,635	6.3%	4.2
Securitized loans(2)	192,618	194,138	8.0%	1.2	302,868	305,106	7.9%	1.1
Mezzanine loans	61,647	61,958	12.5%	2.3	90,265	90,567	12.2%	2.0
	1,771,497	1,768,871			1,825,549	1,826,308
	2,079,481	2,076,125			2,129,857	2,129,825

Allowance for loan losses(3)	NA	(77,632)			NA	(109,328)
Loans and preferred equity held for investment, net	$2,079,481	$1,998,493			$2,129,857	$2,020,497
_________________________________________

(1)	Calculated based on contractual interest rate.

(2)	Represents loans transferred into securitization trusts that are consolidated by the Company.

(3)
At December 31, 2018, allowance for loan losses does not include $5.1 million of provision for loan loss associated with a receivable for operating expenses paid by the Company on the borrower’s behalf in connection with four loans for which the Company took ownership of the underlying collateral in January 2019.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2019, the weighted average maturity, including extensions, of loans and preferred equity investments was 4.1 years.
The Company had $8.3 million and $8.6 million of interest receivable related to its loans and preferred equity held for investment, net as of March 31, 2019 and December 31, 2018, respectively.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2019	$2,020,497
Acquisitions/originations/additional funding	241,693
Loan maturities/principal repayments	(162,485)
Foreclosure of loans held for investment	(137,133)
Discount accretion/premium amortization	967
Capitalized interest	3,258
Change in allowance for loan loss	31,696
Balance at March 31, 2019	$1,998,493
Nonaccrual and Past Due Loans and Preferred Equity
Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. At March 31, 2019, other than the NY hospitality loans discussed below, all other loans and preferred equity held for investment remain current on interest payments.
In March 2018, the borrower on the Company’s four NY hospitality loans failed to make all required interest payments and the loans were placed on non-accrual status. These four loans are secured by the same collateral. The Company believes ultimate sale of the underlying collateral and repayment of the loans from the sales proceeds is the most likely outcome. During 2018, the Company recorded $53.8 million of provision for loan losses on the four NY hospitality loans to reflect the estimated value to be recovered from the borrower following a sale.
During 2018, the Company recorded $23.8 million of provision for loan losses for two separate borrowers on three of the Company’s regional mall loans to reflect the estimated fair value of the collateral.
The Company has commenced foreclosure proceedings on two of the three loans collateralized by one of the regional malls with unpaid principal balances totaling $36.9 million. The Company has been and is continuing to sweep all cash from the operations of the regional mall.
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before allowance for loan losses, if any (dollars in thousands):

	Current or Less Than 30 Days Past Due(1)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(2)(3)	Total Loans
March 31, 2019	$1,781,081	$—	$—	$295,044	$2,076,125
December 31, 2018	1,632,817	58,751	42,995	395,262	2,129,825
_________________________________________

(1)
At March 31, 2019, includes one loan with an unpaid principal balance of $22.8 million which was less than 30 days past due. Subsequent to March 31, 2019, a short-term extension was executed. The loan remains current on interest payments.

(2)
At March 31, 2019, 90 days or more past due loans includes four loans to the same borrower and secured by the same collateral with combined carrying value before allowance for loan losses of $258.1 million on non-accrual status. All other loans in this table remain current on interest payments.

(3)
At March 31, 2019, 90 days or more past due loans includes two loans to the same borrower and secured by the same collateral with a combined carrying value before allowance for loan losses of $36.9 million.

Troubled Debt Restructuring
During the three months ended March 31, 2019 and 2018, there were no loans modified as TDRs.
At March 31, 2019, the Company did not have any TDR loans. At December 31, 2018, there was one mezzanine loan previously modified in a TDR with carrying value before allowance for loan losses of $28.6 million. At December 31, 2018, the Company also had three other loans with a combined carrying value before provision for loan loss of $108.5 million that are cross-collateralized

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

with the TDR loan to the same borrower. All three loans were in default at December 31, 2018. All four loans were cross-collateralized with 28 office, retail, multifamily and industrial properties. The Company recorded a $31.7 million provision for loan loss on the four loans and an additional $5.1 million provision for loan loss associated with a receivable for operating expenses paid on behalf of the borrower during the year ended December 31, 2018.
The Company completed foreclosure proceedings under the mezzanine loan to take control of the 28 cross-collateralized properties in January 2019. To improve the operating performance of the 28 properties, the Company has engaged new property managers, working under the oversight of its asset management team. See Note 7 “Real Estate, net” for further discussion.
Impaired Loans
Loans are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs, as well as loans in maturity default. The following table presents impaired loans at the respective reporting dates (dollars in thousands):

	Unpaid Principal Balance(1)	Gross Carrying Value
		With Allowance for Loan Losses	Without Allowance for Loan Losses	Total	Allowance for Loan Losses(2)
March 31, 2019	$320,652	$321,809	$—	$321,809	$77,632
December 31, 2018	456,703	458,942	—	458,942	109,328
_________________________________________

(1)
At March 31, 2019, includes four loans to the same borrower and secured by the same collateral with combined unpaid principal balance of $257.2 million and gross carrying value of $258.1 million on non-accrual status. All other loans included in this table remain current on interest payments.

(2)
At December 31, 2018, allowance for loan losses does not include $5.1 million of provision for loan loss associated with a receivable for operating expenses paid by the Company on the borrower’s behalf in connection with four loans for which the Company took possession of the underlying collateral in January 2019.

The average carrying value and interest income recognized on impaired loans were as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Average carrying value before allowance for loan losses	$390,376	$385,067
Interest income	1,476	3,758
Allowance for Loan Losses
As of March 31, 2019, the allowance for loan losses was $77.6 million related to $321.8 million in carrying value of loans. As of December 31, 2018 the allowance for loan losses was $109.3 million related to $458.9 million in carrying value of loans.
Changes in allowance for loan losses on loans are presented below (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Allowance for loan losses at beginning of period	$109,328	$(517)
Charge-off	(31,696)	—
Allowance for loan losses at end of period	$77,632	$(517)
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
As of March 31, 2019, there were seven loans to three borrowers with contractual payments past due. With the exception of the NY hospitality loans previously discussed, all other loans and preferred equity held for investment remain current on interest

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

payments. The remaining loans and preferred equity investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were 13 loans held for investment with contractual payments past due as of December 31, 2018. For the three months ended March 31, 2019, no debt investment contributed more than 10.0% of interest income.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2019, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments was $149.9 million. Refer to Note 17, “Commitments and Contingencies” for further details.

5.	Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Equity method investments	$693,418	$742,186
Investments under fair value option	101,923	160,851
Investments in Unconsolidated Ventures	$795,341	$903,037
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
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of March 31, 2019 and December 31, 2018, respectively.
The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Carrying Value
Investments	Description	March 31, 2019	December 31, 2018
ADC investments(1)(2)	Interests in five acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	$164,498	$165,823
Other investment ventures(1)	Interests in thirteen investments, each with less than $165.8 million carrying value at March 31, 2019	528,920	576,363
_________________________________________

(1)
The Company’s ownership interest in ADC investments and other investment ventures varies and represents capital contributed to date and may not be reflective of the Company’s economic interest in the entity because of provisions in operating agreements governing various matters, such as classes of partner or member interests, allocations of profits and losses, preferential returns and guaranty of debt. Each equity method investment has been determined to be a VIE for which the Company was not deemed to be the primary beneficiary or a voting interest entity in which the Company does not have the power to control through a majority of voting interest or through other arrangements.

(2)
The Company owns varying levels of stated equity interests in certain ADC investments, as well as profit participation interests in real estate ventures without a stated ownership interest in other ADC investments.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests, which range from 0.1% to 23.6%, in PE Investments under the fair value option. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
During the first quarter, the Company sold a portion of its PE Investments for $48.9 million and recognized a loss of $0.7 million, which is included in earnings from investments in unconsolidated ventures on the Company’s consolidated statements of operations. During the three months ended March 31, 2019, the Company received $42.3 million in proceeds related to the sale of its PE Investments. Subsequent to March 31, 2019, the Company received an additional $19.9 million of sales proceeds from its PE Investments. As of March 31, 2019, the Company has entered into contracts to sell $83.9 million of its remaining $101.9 million carrying value of PE Investments.

6.	Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of March 31, 2019 and December 31, 2018 (dollars in thousands):

								Weighted Average
		Principal Amount(1)	Total Discount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value	Coupon(2)	Unleveraged Current Yield
As of Date:	Count				Gain	(Loss)
March 31, 2019	43	$292,284	$(61,156)	$231,128	$8,570	$(139)	$239,559	3.19%	7.10%
December 31, 2018	43	292,284	(62,772)	229,512	2,167	(3,494)	228,185	3.19%	7.10%
_________________________________________

(1)	CRE securities serve as collateral for financing transactions including carrying value of $237.8 million for the CMBS Credit Facilities (refer to Note 10). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded an unrealized gain in OCI of $9.8 million for the three months ended March 31, 2019 and an unrealized loss in OCI of $1.8 million for the three months ended March 31, 2018, respectively. As of March 31, 2019, the Company held five securities with an aggregate carrying value of $15.6 million with an unrealized loss of $0.1 million, none of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at expected maturity.
As of March 31, 2019, the weighted average contractual maturity of CRE securities was 31.8 years with an expected maturity of 7.2 years.
The Company had $0.7 million and $0.8 million of interest receivable related to its real estate securities, available for sale as of March 31, 2019 and December 31, 2018, respectively.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2019, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $3.1 billion and $2.8 billion, respectively. As of December 31, 2018, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $3.1 billion and $2.9 billion, respectively. As of March 31, 2019, across the three consolidated securitization trusts, the underlying collateral consisted of 158 underlying commercial mortgage loans, with a weighted average coupon of 4.9% and a weighted average loan to value ratio of 57.3%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Assets
Mortgage loans held in a securitization trust, at fair value	$3,142,448	$3,116,978
Receivables, net	12,973	13,178
Total assets	$3,155,421	$3,130,156
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$2,998,329	$2,973,936
Accrued and other liabilities	12,275	12,233
Total liabilities	$3,010,604	$2,986,169
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $144.1 million and $143.0 million as of March 31, 2019 and December 31, 2018, respectively, and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 15, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.
The below table presents net income attributable to the Company’s common stockholders for the three months ended March 31, 2019 and 2018 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Three Months Ended March 31,
	2019	2018(1)
Statement of Operations
Interest expense	$(263)	$—
Interest income on mortgage loans held in securitization trusts	38,476	25,865
Interest expense on mortgage obligations issued by securitization trusts	(35,635)	(24,278)
Net interest income	2,578	1,587
Administrative expense	(359)	99
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	1,029	497
Realized gain on mortgage loans and obligations held in securitization trusts, net	48	—
Net income attributable to Colony Credit Real Estate, Inc. common stockholders	$3,296	$2,183
_________________________________________

(1)
The net income attributable to the Company’s stockholders for the three months ended March 31, 2018 reflects only two months of activity, as the Company’s investments in the subordinate tranches of the securitization trusts were acquired from NorthStar I and NorthStar II in the Combination on February 1, 2018.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Real Estate, net
The following table presents the Company’s net lease portfolio, net, as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Land and improvements	$226,503	$226,141
Buildings, building leaseholds, and improvements	1,010,437	1,010,339
Tenant improvements	24,522	24,060
Construction-in-progress	458	437
Subtotal	$1,261,920	$1,260,977
Less: Accumulated depreciation	(44,332)	(34,532)
Less: Impairment(1)	(7,094)	(7,094)
Net lease portfolio, net	$1,210,494	$1,219,351
_________________________________________

(1)	See Note 15, “Fair Value,” for discussion of impairment of real estate.
The following table presents the Company’s other portfolio, net, including foreclosed properties, as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Land and improvements	$151,389	$113,495
Buildings, building leaseholds, and improvements	673,966	627,612
Tenant improvements	48,007	24,001
Furniture, fixtures and equipment	18,103	17,910
Construction-in-progress	2,485	2,635
Subtotal	$893,950	$785,653
Less: Accumulated depreciation	(33,151)	(23,030)
Less: Impairment(1)	(22,284)	(22,284)
Other portfolio, net	$838,515	$740,339
_________________________________________

(1)	See Note 15, “Fair Value,” for discussion of impairment of real estate.
For the three months ended March 31, 2019, the Company had no single property with rental and other income equal to or greater than 10.0% of total revenue.
At March 31, 2019 and December 31, 2018, the Company held foreclosed properties included in real estate, net with a carrying value of $229.6 million and $128.8 million, respectively.
Depreciation Expense
Depreciation expense on real estate was $19.9 million and $9.2 million for the three months ended March 31, 2019 and 2018, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Property Operating Income
For the three months ended March 31, 2018, property operating income was composed of $28.2 million of total lease revenue and $0.5 million of hotel operating income. For the three months ended March 31, 2019, the components of property operating income were as follows (dollars in thousands).

Three Months Ended March 31, 2019
Lease revenues
Minimum lease revenue	$44,528
Variable lease revenue	6,656
$51,184
Hotel operating income	11,334
$62,518

For the three months ended March 31, 2018, property operating income and property operating expense included $0.8 million of property taxes paid directly by lessees.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of March 31, 2019 (dollars in thousands):

Remainder of 2019	$104,650
2020	125,787
2021	112,541
2022	99,568
2023	82,585
2024 and thereafter	518,982
Total	$1,044,113
The following table presents approximate future minimum rental income under non-cancellable operating leases to be received over the next five years and thereafter as of December 31, 2018 (dollars in thousands):

2019	$113,525
2020	107,413
2021	98,343
2022	88,270
2023	73,257
2024 and thereafter	765,652
Total	$1,246,460
The rental properties owned at March 31, 2019 are leased under non-cancellable operating leases with current expirations ranging from 2019 to 2046, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three months ended March 31, 2019 and 2018 was approximately $0.8 million and $0.7 million, respectively.
Refer to Note 17, “Commitments and Contingencies” for the details of future minimum rental payments on noncancelable ground lease on real estate as of March 31, 2019.
Real Estate Asset Acquisitions
The following table summarizes the Company’s real estate asset acquisitions for the three months ended March 31, 2019 and the year ended December 31, 2018 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price(1)	Land and Improvements(2)	Building and Improvements(2)	Furniture, Fixtures and Equipment	Lease Intangible Assets(2)	Other Assets	Other Liabilities
Three Months Ended March 31, 2019
January	Various - in U.S.	28	$105,437	$37,872	$63,157	$—	$4,408	$—	$—
Year Ended December 31, 2018
July	Office - Norway	26	$318,860	$60,510	$271,983	$—	$25,287	$—	$(38,920)
August	Hotel - Dallas, TX	1	75,663	8,216	61,580	3,947	465	2,023	(568)
August	Industrial - Various in U.S.	2	292,000	66,844	189,105	—	36,051	—	—
September	Hotel - Pittsburgh, PA	1	42,315	7,247	26,363	3,025	1,408	4,392	(120)
			$728,838	$142,817	$549,031	$6,972	$63,211	$6,415	$(39,608)
_________________________________________

(1)	Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rate as of the respective dates of acquisitions, where applicable.

(2)
Useful life of real estate acquired is 7 to 41 years for buildings, 1 to 15 years for site improvements, 15 to 20 years for tenant improvements, 2 to 3 years for furniture, fixtures and equipment, and 1 to 20 years for lease intangibles.

8.	Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities at March 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

	March 31, 2019
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$131,328	$(32,594)	$98,734
Deferred leasing costs	45,804	(8,987)	36,817
Above-market lease values	19,560	(4,896)	14,664
Other intangibles	906	(253)	653
	$197,598	$(46,730)	$150,868
Intangible Liabilities
Below-market lease values	$39,325	$(5,903)	$33,422

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2018
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$115,778	$(27,120)	$88,658
Deferred leasing costs	39,130	(6,848)	32,282
Above-market lease values	16,203	(3,883)	12,320
Other intangibles	906	(134)	772
Below-market ground lease obligations(1)	52	(16)	36
	$172,069	$(38,001)	$134,068
Intangible Liabilities
Below-market lease values	$19,374	$(4,278)	$15,096
_________________________________________

(1)	Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019 the below-market ground lease obligations are included in right-of-use lease assets.
The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Above-market lease values	$(1,013)	$(907)
Below-market lease values	1,625	801
Net increase (decrease) to property operating income	$612	$(106)

Below-market ground lease obligations(1)	$—	$2
Increase to property operating expense	$—	$2

In-place lease values	$5,474	$8,546
Deferred leasing costs	2,139	1,023
Other intangibles	119	—
Amortization expense	$7,732	$9,569
_________________________________________

(1)	Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019 the below-market ground lease obligations are included in right-of-use lease assets.
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities for each of the next five years and thereafter as of March 31, 2019 (dollars in thousands):

	Remainder of 2019	2020	2021	2022	2023	2024 and thereafter	Total
Above-market lease values	$3,581	$4,047	$2,620	$1,871	$1,025	$1,520	$14,664
Below-market lease values	(7,545)	(9,536)	(8,533)	(6,102)	(1,006)	(700)	(33,422)
Net increase (decrease) to property operating income	$(3,964)	$(5,489)	$(5,913)	$(4,231)	$19	$820	$(18,758)

In-place lease values	$16,551	$18,569	$14,146	$8,864	$5,632	$34,972	$98,734
Deferred leasing costs	7,649	7,884	5,947	4,024	2,496	8,817	36,817
Other intangibles	354	299	—	—	—	—	653
Amortization expense	$24,554	$26,752	$20,093	$12,888	$8,128	$43,789	$136,204

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Restricted cash:
Borrower escrow deposits	$63,672	$65,995
Capital expenditure reserves	16,836	17,440
Working capital and other reserves	14,407	8,396
Real estate escrow reserves	7,809	7,304
Tenant lock boxes	893	5,642
Restricted cash of consolidated Securitization 2016-1	1,745	3,293
Other	2,079	2,076
Total	$107,441	$110,146
The following table presents a summary of other assets as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Other assets:
Prepaid taxes and deferred tax assets	$22,048	$32,878
Derivative assets	20,110	14,139
Right-of-use lease assets(1)	16,268	—
Deferred financing costs, net - credit facilities	7,923	9,415
Prepaid expenses	5,513	5,574
Other assets	3,144	—
Investment deposits and pending deal costs	759	—
Total	$75,765	$62,006
_________________________________________

(1)
Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019, the Company, as lessee of various ground leases, recognized right-of-use lease assets and corresponding liabilities for future obligations under lease arrangements on balance sheet.

The following table presents a summary of accrued and other liabilities as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Accrued and other liabilities:
Current and deferred tax liabilities	$32,150	$36,730
Accounts payable, accrued expenses and other liabilities	29,328	29,151
Interest payable	23,716	21,576
Operating lease liabilities(1)	16,209	—
Prepaid rent and unearned revenue	10,813	10,481
Derivative liabilities	10,102	6,042
Tenant security deposits	2,851	2,207
Total	$125,169	$106,187
_________________________________________

(1)
Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019, the Company, as lessee of various ground leases, recognized right-of-use lease assets and corresponding liabilities for future obligations under lease arrangements on balance sheet.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Debt
The following table presents debt as of March 31, 2019 and December 31, 2018 (dollars in thousands):

						March 31, 2019		December 31, 2018
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Securitization bonds payable, net
2014 FL1(3)		Non-recourse	Apr-31	LIBOR + 3.33%		$23,377	$23,377	$25,549	$25,549
2014 FL2(3)		Non-recourse	NA	NA		—	—	18,320	18,320
Securitization 2016-1(3)		Non-recourse	Sep-31	LIBOR + 4.88%		30,286	30,286	37,503	37,503
Subtotal securitization bonds payable, net						53,663	53,663	81,372	81,372

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Oct-27	4.45%		24,482	24,482	24,606	24,606
Net lease 2		Non-recourse	Nov-26	4.45%		3,468	3,366	3,484	3,378
Net lease 3		Non-recourse	Nov-26	4.45%		7,485	7,263	7,519	7,290
Net lease 4		Non-recourse	Jun-21	4.00%		12,702	12,578	12,786	12,648
Net lease 5		Non-recourse	Jul-23	LIBOR + 2.15%		1,975	1,924	2,078	2,024
Net lease 6		Non-recourse	Aug-26	4.08%		32,236	31,923	32,378	32,054
Net lease 7(4)		Non-recourse	Nov-26	4.45%		18,831	18,274	18,917	18,342
Net lease 8		Non-recourse	Mar-28	4.38%		12,379	11,878	12,434	11,920
Net lease 9		Non-recourse	Apr-21(5)	LIBOR+2.50%		74,376	74,376	73,702	73,696
Net lease 10		Non-recourse	Jul-25	4.31%		250,000	246,652	250,000	246,522
Net lease 11(6)		Non-recourse	Jun-25	3.91%		185,504	188,135	184,320	186,934
Net lease 12		Non-recourse	Sep-33	4.77%		200,000	198,460	200,000	198,449
Multifamily 1		Non-recourse	Dec-23	4.84%		43,338	43,888	43,500	44,008
Multifamily 2		Non-recourse	Dec-23	4.94%		42,843	43,319	43,000	43,501
Multifamily 3		Non-recourse	Jan-24	5.15%		15,961	16,494	16,000	16,561
Multifamily 4(7)		Non-recourse	Dec-20	5.27%		11,903	12,133	11,964	12,228
Multifamily 5		Non-recourse	Nov-26	3.98%		24,177	23,399	24,289	23,485
Office 1		Non-recourse	Oct-24	4.47%		108,850	109,732	108,850	109,779
Office 2		Non-recourse	Jan-25	4.30%		76,115	75,322	76,448	75,620
Office 3		Non-recourse	Apr-23	LIBOR + 4.00%		31,126	30,105	31,126	29,974
Hotel 1(8)		Non-recourse	Apr-24	LIBOR + 2.95%		21,500	20,215	—	—
Subtotal mortgage and other notes payable, net						1,199,251	1,193,918	1,177,401	1,173,019

Bank credit facility
Bank credit facility	$560,000	Recourse	Feb-23 (9)	LIBOR + 2.25%		214,000	214,000	295,000	295,000
Subtotal bank credit facility						214,000	214,000	295,000	295,000

Master repurchase facilities
Bank 1 facility 3	$300,000	Limited Recourse(10)	Apr-23(11)	LIBOR + 1.98%	(12)	125,800	125,800	143,400	143,400
Bank 2 facility 3	200,000	Limited Recourse(10)	Oct-22(13)	LIBOR + 2.50%	(12)	22,750	22,750	22,750	22,750
Bank 3 facility 3	500,000	Limited Recourse(10)	Apr-21	LIBOR + 2.29%	(12)	364,167	364,167	352,108	352,108
Bank 7 facility 1	500,000	Limited Recourse(10)	Apr-22(14)	LIBOR + 1.92%	(12)	408,807	408,807	308,434	308,434
Bank 8 facility 1	250,000	Limited Recourse(10)	Jun-21(15)	LIBOR + 2.00%	(12)	51,373	51,373	53,596	53,596
Bank 9 facility 1	300,000	Limited Recourse(10)	Nov-23(16)	(17)		—	—	—	—
Subtotal master repurchase facilities	$2,050,000					972,897	972,897	880,288	880,288

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

						March 31, 2019		December 31, 2018
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
CMBS credit facilities
Bank 1 facility 1		Recourse	(18)	LIBOR + 1.16%	(12)	19,043	19,043	18,542	18,542
Bank 1 facility 2		Recourse	(18)	LIBOR + 1.16%	(12)	17,674	17,674	17,237	17,237
Bank 3 facility		Recourse	(18)	NA		—	—	—	—
Bank 4 facility		Recourse	(18)	NA		—	—	—	—
Bank 5 facility 1		Recourse	(18)	NA		—	—	—	—
Bank 5 facility 2		Recourse	(18)	NA		—	—	—	—
Bank 6 facility 1		Recourse	(18)	LIBOR + 1.28%	(12)	84,244	84,244	80,838	80,838
Bank 6 facility 2		Recourse	(18)	LIBOR + 1.10%	(12)	77,415	77,415	74,013	74,013
Subtotal CMBS credit facilities						198,376	198,376	190,630	190,630
Subtotal credit facilities						1,385,273	1,385,273	1,365,918	1,365,918

Total						$2,638,187	$2,632,854	$2,624,691	$2,620,309
_________________________________________

(1)	Subject to customary non-recourse carveouts.

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

(5)
The current maturity of the mortgage payable is April 2019, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents. Subsequent to March 31, 2019, the maturity date was extended to April 2020

(6)	As of March 31, 2019, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $185.5 million.

(7)	Represents two separate senior mortgage notes with a weighted average maturity of December 2020 and weighted average interest rate of 5.27%.

(8)
The current maturity of the mortgage payable is April 2022, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(9)	The ability to borrow additional amounts terminates on February 1, 2022 at which time the Company may, at its election, extend the termination date for two additional six-month terms.

(10)	Recourse solely with respect to 25.0% of the financed amount.

(11)
The next maturity date is April 2021, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(12)
Represents the weighted average spread as of March 31, 2019. The contractual interest rate depends upon asset type and characteristics and ranges from one-month London Interbank Offered Rates (“LIBOR”) plus 1.10% to 2.75%.

(13)	The next maturity date is October 2019, with three one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(14)	The next maturity date is April 2021, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(15)	The next maturity date is June 2020, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(16)	The next maturity date is November 2021, with two one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(17)	The interest rate will be determined by the lender in its sole discretion.

(18)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from one to two months.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at March 31, 2019 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remainder of 2019	$200,278	$—	$1,902	$198,376
2020	14,546	—	14,546	—
2021	504,439	—	88,899	415,540
2022	434,077	—	2,520	431,557
2023	459,525	—	119,725	339,800
2024 and thereafter	1,025,322	53,663	971,659	—
Total	$2,638,187	$53,663	$1,199,251	$1,385,273
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
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At March 31, 2019, the borrowing base valuation was sufficient to support the outstanding principal amount of $214.0 million.
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the applicable borrower’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at March 31, 2019), depending upon the amount of facility utilization.
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
The Bank Credit Facility contains various affirmative and negative covenants including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as specified in the Bank Credit Facility. At March 31, 2019, the Company was in compliance with all of the financial covenants.
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
As of March 31, 2019, the Company had $177.4 million carrying value of CRE debt investments financed with $53.7 million of securitization bonds payable, net.
Master Repurchase Facilities
As of March 31, 2019, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.1 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of March 31, 2019, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of March 31, 2019, the Company had $1.3 billion carrying value of CRE debt investments financed with $972.9 million under the master repurchase facilities.
Subsequent to March 31, 2019, the total commitment of Bank 3 Facility 3 was increased to $600.0 million. See Note 20, “Subsequent Events,” for further discussion.
Subsequent to March 31, 2019, the total commitment of Bank 1 Facility 3 was increased to $400.0 million. See Note 20, “Subsequent Events,” for further discussion.
CMBS Credit Facilities
As of March 31, 2019, the Company entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of March 31, 2019, the Company had $237.8 million carrying value of CRE securities financed with $171.1 million under its CMBS Credit Facilities. As of March 31, 2019, the Company had $50.1 million carrying value of underlying investments in the subordinate tranches of the securitization trusts financed with $27.3 million under its CMBS Credit Facilities.

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
For the three months ended March 31, 2019 and 2018, the total management fee expense incurred was $11.4 million and $8.0 million, respectively. As of March 31, 2019 and December 31, 2018, $11.4 million and $11.5 million, respectively, of unpaid management fee were included in due to related party in the Company’s consolidated balance sheets.
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
The Company did not incur any incentive fees during the three months ended March 31, 2019 and 2018.
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
For the three months ended March 31, 2019 and 2018, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $2.7 million and $1.7 million, respectively, and are included in administrative expense on the consolidated statements of operations. As of March 31, 2019 and December 31, 2018, there was $2.4 million and $3.5 million, respectively, of unpaid expenses included in due to related party in the Company’s consolidated balance sheets.
Other Payables to Manager
Other payables to the Manager include proceeds advanced by the Manager to purchase shares surrendered by certain employees to satisfy their tax obligations associated with the vesting of restricted common stock, and Combination related adjustments that consist of certain cash contributions from and distributions to Colony Capital or its subsidiaries on behalf of the CLNY Contributed Portfolio.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 31, 2019, the other payables to the Manager was $1.6 million related to tax obligations associated with the vesting of restricted common stock and was included in due to related party in the Company’s consolidated balance sheets as of March 31, 2019. For the three months ended March 31, 2018, the other payables to Manager was $2.9 million and the net liabilities assumed in the Combination was $6.4 million. Both of these were paid as of December 31, 2018.
Manager Equity Plan
In March 2019, the Company granted 800,000 shares to the Manager and /or employees thereof under the 2018 Equity Incentive Plan (the “2018 Plan”). In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and the Manager and/or employees thereof under the 2018 Plan. 1,410,792 shares remain granted and unvested as of March 31, 2019. In connection with these grants, the Company recognized share-based compensation expense of $1.8 million and $0.3 million to its Manager within administrative expense in the consolidated statement of operations for the three months ended March 31, 2019 and 2018. See Note 12, “Equity-Based Compensation” for further discussion of the 2018 Plan.
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
In July 2017, NorthStar II entered into a joint venture with an affiliate of the Manager to make a $60.0 million investment in a $180.0 million mezzanine loan which was originated by such affiliate of the Manager. The transaction was approved by NorthStar II’s board of directors, including all of its independent directors. The investment was purchased by the Company in connection with the Combination. In June 2018, the Company increased its commitment to $101.8 million in connection with the joint venture bifurcating the mezzanine loan into a mezzanine loan and a preferred equity investment. As of March 31, 2019, the Company had an unfunded commitment of $12.0 million remaining. The Company’s interest in both the underlying mezzanine loan and preferred equity investment is 31.8%, and the affiliate entities own the remaining 68.2%. Both the underlying mezzanine loan and preferred equity investment carry a fixed 12.9% interest rate. This investment is recorded in investments in unconsolidated ventures in the Company’s consolidated balance sheets.
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
Shares subject to an award granted under the 2018 Plan will be counted against the maximum number of shares of Class A common stock available for issuance thereunder as one share of Class A common stock for every one share of Class A common stock subject to such an award. Shares subject to an award granted under the 2018 Plan will again become available for issuance under the 2018 Plan if the award terminates by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares (except as set forth in the following sentence). The number of shares of Class A common stock available for issuance under the 2018 Plan will not be increased by (i) any shares tendered or withheld in connection with the purchase of shares upon exercise of a stock option, (ii) any shares deducted or delivered in connection with the Company’s tax withholding obligations, or (iii) any shares purchased by the Company with proceeds from stock option exercises. The shares granted to the independent directors of the Company under the 2018 Plan vest in May 2019. Shares granted to non-independent directors, officers and the Manager under the 2018 Plan vest ratably in three annual installments.
The table below summarizes our awards granted, forfeited or vested under the 2018 Plan during the three months ended March 31, 2019:

	Number of Shares
	Restricted Stock	Total	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2018	889,713	889,713	$19.39
Granted	800,000	800,000	15.51
Vested	(254,049)	(254,049)	19.39
Forfeited	—	—	—
Unvested shares at March 31, 2019	1,435,664	1,435,664	$17.23
Fair value of equity awards that vested during the three months ended March 31, 2019, determined based on their respective fair values at vesting date, was $4.9 million. No equity awards vested during the three months ended March 31, 2018. Fair value of vested awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations. For awards granted during the three months ended March 31, 2019 and 2018, the weighted average grant date fair value per share was $15.51 and $19.39, respectively.
At March 31, 2019, aggregate unrecognized compensation cost for all unvested equity awards was $24.5 million, which is expected to be recognized over a weighted-average period of 2.5 years.

13.	Stockholders’ Equity
Authorized Capital
As of March 31, 2019, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock. On February 1, 2019, the Class B-3 common stock automatically converted to Class A common stock and each unissued share of Class B-3 common stock was automatically reclassified as one share of Class A common stock.
The Company had no shares of preferred stock issued and outstanding as of March 31, 2019.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dividends
During the three months ended March 31, 2019, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
January 17, 2019	January 31, 2019	February 11, 2019	$0.145
February 15, 2019	February 28, 2019	March 11, 2019	$0.145
March 18, 2019	March 29, 2019	April 10, 2019	$0.145
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
As of March 31, 2019, the Company had not repurchased any shares under the Stock Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized loss on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2018	$(1,295)	$11,037	$(10,141)	$(399)
Other comprehensive income (loss)	9,530	7,222	(3,233)	13,519
AOCI at March 31, 2019	$8,235	$18,259	$(13,374)	$13,120

(in thousands)	Unrealized loss on real estate securities, available for sale	Total
AOCI at December 31, 2017	$—	$—
Other comprehensive income	1,848	1,848
AOCI at March 31, 2018	$1,848	$1,848

Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized loss on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2018	$(32)	$268	$(246)	$(10)
Other comprehensive income (loss)	228	173	(77)	324
AOCI at March 31, 2019	$196	$441	$(323)	$314
For the three months ended March 31, 2018, the AOCI attributable to noncontrolling interests in the OP is de minimis.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited partnership interests in the OP held by RED REIT. Net income (loss) attributable to the noncontrolling interests is based on the limited partners’ ownership percentage of the OP. Net income attributable to the noncontrolling interests of the OP was $0.3 million for the three months ended March 31, 2019. Net loss attributable to the noncontrolling interests of the OP was $0.1 million for the three months ended March 31, 2018.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities for the three months ended March 31, 2019 was $0.3 million. Net income attributable to noncontrolling interests in the investment entities for the three months ended March 31, 2018 and $2.4 million.

15.	Fair Value
Determination of Fair Value
The following is a description of the valuation techniques used to measure fair value of assets accounted for at fair value on a recurring basis and the general classification of these instruments pursuant to the fair value hierarchy.
PE Investments
The Company accounts for PE Investments at fair value which is determined based on either a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets in the funds and discount rate, or pending sales prices, if applicable. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 of the fair value hierarchy, unless the PE Investments are valued based on pending sales prices, which are classified as Level 2 of the fair value hierarchy. The Company considers cash flow and NAV information provided by general partners of the underlying funds (“GP NAV”) and the implied yields of those funds in valuing its PE Investments. The Company also considers the values derived from the valuation model as a percentage of GP NAV, and compares the resulting percentage of GP NAV to precedent transactions, independent research, industry reports as well as pricing from executed purchase and sale agreements related to the disposition of its PE Investments. The Company may, as a result of that comparison, apply a mark-to-market adjustment. The Company has not elected the practical expedient to measure the fair value of its PE Investments using the NAV of the underlying funds.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures - PE Investments	$—	$83,870	$18,053	$101,923	$—	$—	$160,851	$160,851
Real estate securities, available for sale	—	239,559	—	239,559	—	228,185	—	228,185
Mortgage loans held in securitization trusts, at fair value	—	—	3,142,448	3,142,448	—	—	3,116,978	3,116,978
Other assets - derivative assets	—	20,110	—	20,110	—	14,139	—	14,139
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$2,998,329	$—	$2,998,329	$—	$2,973,936	$—	$2,973,936
Other liabilities - derivative liabilities	—	10,102	—	10,102	—	6,042	—	6,042
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2019 and year ended December 31, 2018 (dollars in thousands):

	Three Months Ended March 31, 2019		Year Ended December 31, 2018
	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts (1)	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts (1)
Beginning balance	$160,851	$3,116,978	$24,417	$—
Contributions(2)/purchases	151	—	248,390	3,327,199
Distributions/paydowns	(9,439)	(21,597)	(78,424)	(147,824)
Equity in earnings	—	—	21,709	—
Sale of investments	(48,930)	—	—	—
Transfers out of Level 3	(83,870)	—	—	—
Unrealized gain (loss) in earnings	—	47,019	(55,241)	(58,950)
Realized gain (loss) in earnings	(710)	48	—	(3,447)
Ending balance	$18,053	$3,142,448	$160,851	$3,116,978
_________________________________________

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1)
For the three months ended March 31, 2019, unrealized gain of $47.0 million related to mortgage loans held in securitization trusts, at fair value was offset by unrealized loss of $46.0 million related to mortgage obligations issued by securitization trusts, at fair value.

(2)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.
Transfers of assets into or out of Level 3 are presented at their fair values as measured at the end of the reporting period. Assets transferred out of Level 3 represent PE Investments that were valued based on their contracted sales price in March 2019.
As of March 31, 2019 and December 31, 2018, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of March 31, 2019 and December 31, 2018, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and 11.0% to 15.0%, respectively, and timing and amount of expected future cash flows. As of December 31, 2018, the Company applied additional mark-to-market adjustments based on a percentage of GP NAV with a weighted average of 11.2%. No additional mark-to-market adjustments were recorded as of March 31, 2019. As of March 31, 2019 and December 31, 2018, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included yields ranging from 14.3% to 21.0% and 14.5% and 19.0%, respectively, and a weighted average life of 5.1 years and 5.4 years, respectively. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the three months ended March 31, 2019, the Company recorded a realized loss associated with the sale of a portion of the Company’s PE Investments of $0.7 million. For the three months ended March 31, 2018, the company recorded an unrealized loss on PE Investments of $1.1 million. These amounts, when incurred, are recorded as equity in earnings of unconsolidated ventures in the consolidated statements of operations.
For the three months ended March 31, 2019 and 2018, the Company recorded a net unrealized gain of $1.0 million and $0.5 million, respectively, related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value, respectively. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
For the three months ended March 31, 2019, the Company recorded a de minimis realized gain on mortgage loans held in securitization trusts, at fair value which represents a recovery of a loss previously recorded in 2018. This amount is recorded as realized gain on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of March 31, 2019 and December 31, 2018, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019				December 31, 2018
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net	$2,079,481	(2)	$1,998,493	$2,005,870	$2,129,857	(2)	$2,020,497	$2,025,216
Financial liabilities:(1)
Securitization bonds payable, net	$53,663		$53,663	$53,663	$81,372		$81,372	$81,372
Mortgage notes payable, net	1,199,251		1,193,918	1,199,565	1,177,401		1,173,019	1,177,669
Master repurchase facilities	1,385,273		1,385,273	1,385,273	1,365,918		1,365,918	1,365,918
_________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $149.9 million and $135.0 million as of March 31, 2019 and December 31, 2018, respectively.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes assets carried at fair value on a nonrecurring basis, measured at the time of impairment (dollars in thousands):

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Level 4
Real estate, net	$—	$—	$77,751	$77,751	$—	$—	$78,312	$78,312
There was no impairment loss recorded for the three months ended March 31, 2019 and 2018. The Company recorded impairment losses on three properties during the third quarter of 2018.
Real Estate, net—Impaired real estate held for investment consisted of three properties in the Company’s net lease and other segments, resulting from one or more changes including the reduction in the estimated holding period of these properties, tenant vacancy, rent reductions as well as exposure to the retail and student housing markets. Fair value of the impaired properties were determined in the third quarter of 2018 using a future cash flow analysis that included an eventual sale of the properties, with expected sale price generally based on broker price opinions, and applying terminal capitalization rates ranging from 6.0% to 12.0% and discount rates ranging from 8.0% to 12.0%.

16.	Derivatives
The Company uses derivative instruments to manage the risk of changes in interest rates and foreign exchange rates, arising from both its business operations and economic conditions. Specifically, the Company enters into derivative instruments to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and cash payments, the values of which are driven by interest rates, principally relating to the Company’s investments. Additionally, the Company’s foreign operations expose the Company to fluctuations in foreign exchange rates. The Company enters into derivative instruments to protect the value or fix certain of these foreign denominated amounts in terms of its functional currency, the U.S. dollar. Derivative instruments used in the Company’s risk management activities may be designated as qualifying hedge accounting relationships designated hedges or non-designated hedges.
As of March 31, 2019 and December 31, 2018, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	March 31, 2019			December 31, 2018
	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$17,059	$3,034	$20,093	$11,312	$2,796	$14,108
Interest rate contracts	—	17	17	—	31	31
Included in other assets	$17,059	$3,051	$20,110	$11,312	$2,827	$14,139
Derivative Liabilities
Foreign exchange contracts	$—	$—	$—	$(10)	$—	$(10)
Interest rate contracts	—	(10,102)	(10,102)	—	(6,032)	(6,032)
Included in accrued and other liabilities	$—	$(10,102)	$(10,102)	$(10)	$(6,032)	$(6,042)
As of March 31, 2019, counterparties held $11.1 million in cash collateral for the derivative contracts.
The following table summarizes the foreign exchange and interest rate contracts as of March 31, 2019:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)		Range of Maturity Dates
		Designated	Non-Designated
FX Forward	EUR	€163,600	€—	December 2019 - June 2023
FX Forward	NOK	NOK 585,600	NOK 322,100	July 2019 - July 2023
Interest Rate Swap	USD	$—	$404,155	April 2019 - August 2028

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The table below represents the effect of the derivative financial instruments on the consolidated statements of operations and of comprehensive income (loss) for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Other gain (loss), net
Non-designated foreign exchange contracts	$237	$—
Non-designated interest rate contracts	(4,083)	23
	$(3,846)	$23
Accumulated other comprehensive income (loss)
Designated foreign exchange contracts	$7,395	$—
	$7,395	$—
Interest expense
Non-designated interest rate contracts	$—	$(145)
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), net. During the three months ended March 31, 2019 and 2018, no gain (loss) was transferred from accumulated other comprehensive income (loss).
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
		(Assets) Liabilities	Cash Collateral Pledged
March 31, 2019
Derivative Assets
Foreign exchange contracts	$20,093	$—	$—	$20,093
Interest rate contracts	17	(17)	—	—
	$20,110	$(17)	$—	$20,093
Derivative Liabilities
Foreign exchange contracts	$—	$—	$—	$—
Interest rate contracts	(10,102)	17	10,085	—
	$(10,102)	$17	$10,085	$—

December 31, 2018
Derivative Assets
Foreign exchange contracts	$14,108	$(10)	$—	$14,098
Interest rate contracts	31	—	—	31
	$14,139	$(10)	$—	$14,129
Derivative Liabilities
Foreign exchange contracts	$(10)	$10	$—	$—
Interest rate contracts	(6,032)	—	5,490	(542)
	$(6,042)	$10	$5,490	$(542)

17.	Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2019, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments for loans and preferred equity held for investment was $136.7 million for senior loans, $4.0 million for securitized loans and $9.2 million for mezzanine loans. Total unfunded commitments for equity method investments was $12.0 million.
Ground Lease Obligation
The Company's operating leases are ground leases acquired with real estate.
At March 31, 2019, the weighted average remaining lease terms were 14.6 years for ground leases.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 31, 2018, ground lease expense, including variable lease expense incurred, was $0.7 million. The following table presents lease expense, included in property operating expense, for the three months ended March 31, 2019 (dollars in thousands):

Three Months Ended March 31, 2019
Operating lease expense:
Minimum lease expense	$809
Variable lease expense	—
$809
The operating lease liability was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancelable ground leases on real estate as of March 31, 2019 (dollars in thousands):

Remainder of 2019	$2,458
2020	3,245
2021	2,804
2022	1,882
2023	1,388
2024 and thereafter	12,998
Total lease payments	24,775
Less: Present value discount	8,566
Operating lease liability (Note 9)	$16,209
The following table presents future minimum rental payments, excluding contingent rents, on noncancelable ground leases on real estate as of December 31, 2018 (dollars in thousands):

2019	$2,821
2020	2,819
2021	2,804
2022	1,882
2023	1,388
2024 and thereafter	12,998
Total	$24,712
Litigation and Claims
The Company may be involved in the litigation and claims in the ordinary course of the business. As of March 31, 2019, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

18.	Segment Reporting
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Loan	CRE Debt Securities	Net Leased Real Estate	Other	Corporate(1)	Total
Three Months Ended March 31, 2019
Net interest income (expense)	$21,168	$5,312	$—	$—	$(4,522)	$21,958
Property and other income	108	67	25,866	37,270	—	63,311
Management fee expense	—	—	—	—	(11,358)	(11,358)
Property operating expense	—	—	(4,934)	(23,246)	—	(28,180)
Transaction, investment and servicing expense	(504)	—	(46)	(246)	267	(529)
Interest expense on real estate	—	—	(9,245)	(4,362)	—	(13,607)
Depreciation and amortization	—	—	(13,250)	(14,412)	—	(27,662)
Administrative expense	(371)	(387)	(58)	(28)	(5,809)	(6,653)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	666	—	—	363	1,029
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	48	—	—	—	48
Other gain (loss), net	—	(4,070)	223	(1,232)	—	(5,079)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	20,401	1,636	(1,444)	(6,256)	(21,059)	(6,722)
Equity in earnings (losses) of unconsolidated ventures	22,020	—	—	(710)	—	21,310
Income tax benefit (expense)	(13)	—	2,830	(2,066)	(382)	369
Net income (loss)	$42,408	$1,636	$1,386	$(9,032)	$(21,441)	$14,957

Three Months Ended March 31, 2018
Net interest income (expense)	$28,232	$2,902	$—	$—	$(823)	$30,311
Property and other income	2,237	2	12,442	14,204	177	29,062
Management fee expense	—	—	—	—	(8,000)	(8,000)
Property operating expense	(1,223)	—	(4,106)	(6,390)	—	(11,719)
Transaction, investment and servicing expense	(441)	—	(10)	(12)	(30,478)	(30,941)
Interest expense on real estate	(223)	—	(3,498)	(2,672)	—	(6,393)
Depreciation and amortization	(677)	—	(6,570)	(11,545)	—	(18,792)
Administrative expense	(135)	84	(1)	(4)	(3,172)	(3,228)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(110)	—	—	607	497
Other gain, net	442	—	23	—	—	465
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	28,212	2,878	(1,720)	(6,419)	(41,689)	(18,738)
Equity in earnings of unconsolidated ventures	10,550	—	—	5,238	—	15,788
Income tax benefit (expense)	816	—	—	(267)	—	549
Net income (loss)	$39,578	$2,878	$(1,720)	$(1,448)	$(41,689)	$(2,401)
_________________________________________

(1)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended March 31, 2019 and March 31, 2018, $0.4 million and $0.6 million, respectively, was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents total assets by segment as of March 31, 2019 and December 31, 2018 (dollars in thousands):

Total Assets	Loan(1)	CRE Debt Securities	Net Leased Real Estate	Other(2)	Corporate(3)	Total
March 31, 2019	$2,792,657	$3,541,264	$1,364,187	$1,078,807	$(72,127)	$8,704,788
December 31, 2018	2,840,267	3,507,404	1,354,051	1,029,014	(70,006)	8,660,730
_________________________________________

(1)	Includes investments in unconsolidated ventures totaling $693.4 million and $742.2 million as of March 31, 2019 and December 31, 2018, respectively.

(2)	Includes PE Investments totaling $101.9 million and $160.9 million as of March 31, 2019 and December 31, 2018, respectively.

(3)	Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trusts in consolidation.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Total income by geography:
United States	$148,790	$107,815
Europe	12,681	—
Other	35	—
Total(1)	$161,506	$107,815

	March 31, 2019	December 31, 2018
Long-lived assets by geography:
United States	$1,870,776	$1,764,247
Europe	329,101	329,511
Total(2)	$2,199,877	$2,093,758
_________________________________________

(1)	Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.

(2)	Long-lived assets comprise real estate and real estate related intangible assets

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

19.	Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2019 and 2018 and consist of the following (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$14,957	$(2,401)
Net (income) loss attributable to noncontrolling interests:
Investment Entities	298	(2,370)
Operating Partnership	(347)	57
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$14,908	$(4,714)

Numerator:
Net income allocated to participating securities (nonvested shares)	$(466)	$(146)
Net income (loss) attributable to common stockholders	$14,442	$(4,860)

Denominator:
Weighted average shares outstanding(1)(2)	127,943	98,662

Net income (loss) per common share - basic and diluted(2)	$0.11	$(0.05)
_________________________________________

(1)
For earnings per share, the Company assumes 44.4 million shares of Class B-3 common stock were outstanding prior to January 31, 2018 to reflect the standalone pre-merger financial information of the CLNY Investment Entities, the Company’s predecessor for accounting purposes. On February 1, 2019, the Class B-3 common stock automatically converted to Class A common stock.

(2)	Excludes 3,075,623 CLNC OP Units, which are redeemable for cash, or at the Company’s option, shares of Class A common stock on a one-for-one basis, and therefore would not be dilutive.

20.	Subsequent Events
Dividends
On April 15, 2019, the Company’s board of directors declared a monthly cash dividend of $0.145 per share of Class A common stock for the month ended April 30, 2019. The common stock dividend will be paid on May 10, 2019 to stockholders of record on April 30, 2019. These distributions represent an annualized dividend of $1.74 per share of Class A common stock.
On May 2, 2019, the Company’s board of directors declared a monthly cash dividend of $0.145 per share of Class A common stock for the month ended May 31, 2019. The common stock dividend will be paid on June 10, 2019 to stockholders of record on May 31, 2019. These distributions represent an annualized dividend of $1.74 per share of Class A common stock.
New Investments
Subsequent to March 31, 2019, the Company originated three senior loans with a total commitment of $206.0 million and a weighted average spread of 3.17% plus LIBOR.
Master Repurchase Facilities
On April 23, 2019, the Company completed a $100.0 million increase of its Bank 3 Facility 3 commitment. The total aggregate amount of commitment of Bank 3 Facility 3 is now $600.0 million.
On April 26, 2019, the Company completed a $100.0 million increase of its Bank 1 Facility 3 commitment. The total aggregate amount of commitment of Bank 3 Facility 3 is now $400.0 million.
PE Investments
Subsequent to March 31, 2019, the Company received $19.9 million in proceeds related to the sale of its PE Investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as the information contained in our Form 10-K for the year ended December 31, 2018, which is accessible on the SEC’s website at www.sec.gov.
Introduction
We are a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments, CRE debt securities and net leased properties predominantly in the United States. CRE debt investments include senior mortgage loans, mezzanine loans, preferred equity, and participations in such loans and preferred equity interests. CRE debt securities primarily consist of commercial mortgage-backed securities (“CMBS”) (including “B-pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (collateralized by pools of CRE debt investments). Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes.
We were organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony Capital (“CLNY”), a publicly traded REIT listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CLNY,” made an initial capital contribution of $1,000 to us. We intend to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all of our activities and hold substantially all of our assets and liabilities through our operating subsidiary, Credit RE Operating Company, LLC (the “OP”). At March 31, 2019, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned primarily by our affiliate as noncontrolling interests.
We are externally managed by a subsidiary of Colony Capital, a NYSE-listed global real estate and investment management firm with over $23 billion of total consolidated assets and over $43 billion of assets under management. As of March 31, 2019, Colony Capital owned approximately 36% of our common equity on a fully diluted basis, evidencing a strong alignment of interests between Colony Capital and our other stockholders.
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
Refer to Note 3, “Business Combination” to the Consolidated Financial Statements included in Item 1 of this Quarterly Report for further information related to the Combination.
Our Manager
We are externally managed by our manager, CLNC Manager, LLC (our “Manager”). Our Manager is a subsidiary of Colony Capital and benefits from the expertise and resources of Colony Capital. Colony Capital and its predecessors have a 27-year track record and have made over $100 billion of investments. Colony Capital’s senior management team has a long track record and extensive experience managing and investing in our target assets and other real estate-related investments through a variety of credit cycles and market conditions. Colony Capital’s global footprint and corresponding network provides its investment and asset management teams with proprietary market knowledge, exceptional sourcing capabilities and the local presence required to identify, execute and manage complex transactions, although Colony Capital has not been immune to national and local economic trends that are unrelated to its management of assets. Colony Capital’s successful history of external management includes its previous management of Colony Financial, Inc., an externally managed commercial mortgage REIT listed on the NYSE and focused on secondary loan acquisitions, high-yielding originations and real estate equity, its current management of NorthStar Realty Europe Corp., a publicly traded REIT listed on the NYSE and focused on European CRE with over $1 billion in assets, and its management of various non-traded REITs (previously including NorthStar I and NorthStar II) and registered investment companies.
Colony Capital is headquartered in Los Angeles, California, with over 400 employees in 19 locations in 12 countries, with key offices in New York, Paris and London. Its operations are broad and diverse and include the management of real estate, both owned and on behalf of a diverse set of institutional and individual investors. Colony Capital has a highly experienced management team of diverse backgrounds with a demonstrated track record of success at asset managers and investment firms, private investment funds, investment banks and other financial service companies, which provides an enhanced perspective for managing our portfolio. Kevin P. Traenkle, a 25-year veteran of Colony Capital, serves as our Chief Executive Officer and President, and Neale W.

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
Our operating segments include the loan portfolio, CRE debt securities, net leased real estate, other, and corporate. Our target assets, as more fully described below, are included in different operating segments. Senior mortgage loans, mezzanine loans and preferred equity are included in the loan portfolio segment. Refer to Note 18, “Segment Reporting” in Item 1. “Financial Statements” for further discussion of our operating segments.
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
Significant Developments
During the three months ended March 31, 2019 and through May 7, 2019, significant developments affecting our business and results of operations included the following:

•	Originated eight senior mortgage loans with a total commitment of $277.9 million;

•
Consummated or executed binding purchase and sale agreements for $142.5 million of our PE Investments, for which we have received $62.2 million in cash proceeds, with the substantial portion of remaining proceeds anticipated in the second quarter of 2019;

•
Declared and paid a monthly dividend of $0.145 per share of Class A common stock from January through March, representing an annualized dividend of $1.74 per share, and $0.145 per share of Class B-3 common stock from January through February 1, 2019;

•	On February 1, 2019, all Class B-3 common stock automatically converted to Class A common stock;

•	On February 4, 2019, increased the revolving credit facility commitment by $35.0 million to $560.0 million;

•	Completed foreclosure proceedings under a mezzanine loan, taking possession of 28 properties in January 2019;

•
Subsequent to March 31, 2019, amended two master repurchase facilities to allow for European investments and upsized them by $200.0 million, bringing total master repurchase capacity to $2.3 billion, and;

•	Subsequent to March 31, 2019, declared a monthly cash dividend of $0.145 per share of Class A common stock for April and May.

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
The following table summarizes our results of operations for three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
Net interest income
Interest income	$38,409	$36,139	$2,270	6.3%
Interest expense	(19,292)	(7,415)	(11,877)	(160.2)%
Interest income on mortgage loans held in securitization trusts	38,476	25,865	12,611	48.8%
Interest expense on mortgage obligations issued by securitization trusts	(35,635)	(24,278)	(11,357)	(46.8)%
Net interest income	21,958	30,311	(8,353)	(27.6)%

Property and other income
Property operating income	63,134	28,545	34,589	121.2%
Other income	177	517	(340)	(65.8)%
Total property and other income	63,311	29,062	34,249	117.8%

Expenses
Management fee expense	11,358	8,000	3,358	42.0%
Property operating expense	28,180	11,719	16,461	140.5%
Transaction, investment and servicing expense	529	30,941	(30,412)	(98.3)%
Interest expense on real estate	13,607	6,393	7,214	112.8%
Depreciation and amortization	27,662	18,792	8,870	47.2%
Administrative expense (including $1,843 and $285 of equity-based compensation expense)	6,653	3,228	3,425	106.1%
Total expenses	87,989	79,073	8,916	11.3%

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	1,029	497	532	107.0%
Realized gain on mortgage loans and obligations held in securitization trusts, net	48	—	48	100.0%
Other gain (loss), net	(5,079)	465	(5,544)	(1,192.3)%
Loss before equity in earnings of unconsolidated ventures and income taxes	(6,722)	(18,738)	12,016	64.1%
Equity in earnings of unconsolidated ventures	21,310	15,788	5,522	35.0%
Income tax benefit	369	549	(180)	(32.8)%
Net income (loss)	$14,957	$(2,401)	$17,358	722.9%
Comparison of Three Months Ended March 31, 2019 and 2018:
Net Interest Income
Interest income
Interest income increased by $2.3 million to $38.4 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was primarily due to a $19.2 million increase from originations, acquisitions and refinancings of loans and CMBS in 2018 and 2019 and a $5.6 million increase due to full quarter of interest income incurred in the three months ended March 31, 2019 on loans, preferred equity and CMBS acquired as a result of the acquisition of NorthStar I and NorthStar II on February 1, 2018. This was partially offset by a decrease of $12.2 million related to the repayment of loan investments which includes a $4.0 million one-time fee received during the three months ended March 31, 2018 in connection with the repayment of a preferred equity investment, a decrease of $4.8 million in the CLNY Investment Entities as a result of the deconsolidation of certain investment entities, a decrease of $4.0 million related the foreclosure of six loan investments and a decrease of $1.3 million due to placing the four NY hospitality loans on non-accrual status.
Interest expense
Interest expense increased by $11.9 million to $19.3 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase was primarily due to a $7.9 million increase related to borrowings on our master repurchase and CMBS credit facilities primarily associated with the originations and acquisitions of loans and CMBS in 2018 and 2019, a $3.8 million increase related to borrowings on the revolving credit facility entered into on February 1, 2018, a $2.0 million increase due to a full quarter of interest expense incurred in the three months ended March 31, 2019 on loans and CMBS acquired as a result of the acquisition of NorthStar I and NorthStar II on February 1, 2018 and a $1.4 million increase related to deferred financing costs on our master repurchase facilities. This was partially offset by a decrease of $2.8 million related to paydowns of borrowings on our master repurchase facilities associated with the repayment and foreclosure of loan investments, as well as on our securitization bonds payable.
Interest income on mortgage loans and obligations held in securitization trusts, net
Interest income on mortgage loans and obligations held in securitization trusts, net increased by $1.3 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a full quarter of net interest income incurred in the three months ended March 31, 2019 on our investment in the subordinate tranches of the consolidated securitization trusts acquired as a result of the acquisition of NorthStar I and NorthStar II on February 1, 2018.
Property and other income
Property operating income
Property operating income increased by $34.6 million to $63.1 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase was primarily due to a $17.3 million increase related to the 30 real estate properties acquired through legal foreclosure processes in 2018 and 2019, a $10.5 million increase due to a full quarter of property operating income incurred on operating real estate properties acquired as a result of the acquisition of NorthStar I and NorthStar II on February 1, 2018 and a $9.9 million increase related to the acquisition of two net lease portfolios acquired in 2018. This was partially offset by a $2.9 million decrease related to the October 2018 sale of the multi-tenant office portfolio acquired from NorthStar II.
Expenses
Management fee expense
Management fee expense represents fees paid to our Manager in accordance with the Management Agreement. Management fee expense increased by $3.4 million to $11.4 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase is due to the execution of the Management Agreement on January 31, 2018 and therefore no management fee expense was incurred prior to this date.
Property operating expense
Property operating expense increased by $16.5 million to $28.2 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase was primarily due to a $13.4 million increase related to the 30 real estate properties acquired through legal foreclosure processes in 2018 and 2019 and a $4.2 million increase due to a full quarter of property operating expense incurred on operating real estate properties acquired as a result of the acquisition of NorthStar I and NorthStar II on February 1, 2018. This was partially offset by a $0.9 million decrease related to the October 2018 sale of the multi-tenant office portfolio acquired from NorthStar II.
Transaction, investment and servicing expense
Transaction, investment and servicing expense represents costs such as professional fees associated with new investments and transactions. Transaction, investment and servicing expense decreased by $30.4 million to $0.5 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily as a result of $30.2 million of transaction costs associated with the Combination incurred during the three months ended March 31, 2018.
Interest expense on real estate
Interest expense on real estate increased by $7.2 million to $13.6 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase was primarily due to a $4.2 million increase related to the acquisition of two net lease portfolios acquired in 2018 and a $2.3 million increase due to a full quarter of interest expense on real estate incurred on operating real estate properties acquired as a result of the acquisition of NorthStar I and NorthStar II on February 1, 2018.
Depreciation and amortization
Depreciation and amortization expense increased by $8.9 million to $27.7 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This was primarily due to a $4.7 million increase related to the acquisition of two net lease portfolios acquired in 2018, a $4.0 million increase due to a full quarter of depreciation expense incurred on operating real estate properties acquired as a result of the acquisition of NorthStar I and NorthStar II on February 1, 2018 and a $6.2 million increase related to 30 real estate properties acquired through legal foreclosure processes in 2018 and 2019. This was partially offset by a $3.7 million decrease in amortization expense on NorthStar I and NorthStar II properties primarily as a result of short-term in-place lease value intangible assets on our multifamily properties that were fully amortized in 2018 and a $1.9 million decrease related to the October 2018 sale of the multi-tenant office portfolio acquired from NorthStar II.
Administrative expense
Administrative expense increased by $3.4 million to $6.7 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This was primarily due to a $1.4 million increase in equity-based compensation expense as awards under the 2018 Plan were granted in March 2018 and March 2019 and a $0.9 million increase related to the reimbursable expenses allocated to us by our Manager as a result of the acquisition of NorthStar I and NorthStar II in February 2018. See Note 11 to the consolidated financial statements, “Related Party Arrangements,” for further information on reimbursement of expenses.
Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net
During the three months ended March 31, 2019 and 2018, we recorded an unrealized gain of $1.0 million and $0.5 million, respectively, on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts acquired in the Combination.
Realized gain on mortgage loans and obligations held in securitization trusts, net
During the three months ended March 31, 2019, we recorded a de minimis realized gain on mortgage loans and obligations held in securitization trusts, net which represents a recovery of the loss incurred in 2018.
Other loss, net
Other loss, net increased by $5.5 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily as a result of $4.1 million unrealized loss on non-designated interest rate swap contracts entered into in 2018 and $1.2 million of professional fees incurred during the three months ended March 31, 2019 associated with the sale of our PE Investments.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures increased by $5.5 million to $21.3 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This was primarily due to an increase of $8.7 million related to investments in unconsolidated joint ventures originated in 2018, an increase of $2.2 million due to a full quarter of equity in earnings incurred on two equity method investments acquired as a result of the acquisition of NorthStar I and NorthStar II on February 1, 2018 and an increase of $2.1 million on one of our equity method investments in which the underlying hotel was not operational until March 2018. This was partially offset by a decrease of $5.9 million related to our PE Investments in which we recorded no equity in earnings during the three months ended March 31, 2019 and we realized a $0.7 million loss in connection with the sale of a portion of our PE Investments and a $1.9 million decrease associated with a repayment of two of our equity method investments.
Income tax benefit
Income tax benefit decreased by $0.2 million to $0.4 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to our PE Investments.
Our Portfolio
As of March 31, 2019, our portfolio consisted of 186 investments representing approximately $8.4 billion in book value (excluding cash, cash equivalents and certain other assets). Our loan portfolio consisted of 74 senior mortgage loans, mezzanine loans and preferred equity investments and had a weighted average cash coupon of 6.7% and a weighted average all-in unlevered yield of 8.2%. Our CRE debt securities portfolio had a weighted average cash coupon of 3.8%. Our owned real estate portfolio (including net lease and other real estate) consisted of approximately 19.2 million total square feet of space and the total annualized base rent of that portfolio was approximately $158.2 million (based on leases in place as of March 31, 2019).
As of March 31, 2019, our portfolio consisted of the following investments (dollars in thousands):

Asset	Count	Book value	Noncontrolling interest(1)	Book value at our share(2)
Senior mortgage loans(3)(4)	49	$1,936,985	$2,129	$1,934,856
Mezzanine loans(3)(5)	16	426,215	161	426,054
Preferred equity(3)(6)	9	328,711	—	328,711
CMBS(7)	53	383,680	—	383,680
Mortgage loans held in securitization trusts(7)	—	2,998,326	—	2,998,326
Owned real estate-Net lease(8)	12	1,292,045	33,997	1,258,048
Owned real estate-Other(8)(9)	41	907,831	111,335	796,496
Private equity interests	6	101,923	—	101,923
Total	186	$8,375,716	$147,622	$8,228,094
_________________________________________

(1)	Noncontrolling interest (“NCI”) represent interests in assets held by third party partners.

(2)	Book value at our share represents the proportionate book value based on our ownership by asset; book values at our share for securitization assets are net of the accounting impact from consolidation.

(3)	Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying investment is in a loan or preferred equity.

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

(5)	Mezzanine loans include other subordinated loans.

(6)	Preferred equity balances include $55.9 million of book value at our share attributable to related equity participation interests.

(7)
Mortgage loans held in securitization trusts includes $3.1 billion of book value assets in three securitization trusts in which we own the controlling class of securities and therefore consolidate. The consolidated liabilities related to these consolidated assets are $3.0 billion. The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by the securitization trusts was $144.1 million as of March 31, 2019 and approximates the fair value of our underlying investments in the subordinate tranches of the securitization trusts.

(8)	Owned real estate - net lease and owned real estate - other include deferred leasing costs and intangible assets.

(9)	Owned real estate - other consists of multi-tenant office, multifamily residential and hotel assets.
The following charts illustrate the diversification of our portfolio (not including CMBS, mortgage loans held in securitization trusts, and private equity interests) based on investment type, underlying property type, and geography, as of March 31, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

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

(2)	Mezzanine loans include other subordinated loans.

(3)	Preferred equity balances include $55.9 million of book value at our share attributable to related equity participation interests.

(4)	Other includes: (i) manufactured housing communities, (ii) commercial and residential development and predevelopment and (iii) mixed-use assets.

(5)	Other includes one collateral asset located in Latin America.
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
The following table provides a summary of our loan portfolio as of March 31, 2019 (dollars in thousands):

				Weighted Average(1)
Asset	Count	Book value	Principal balance	Cash Coupon(2)	All-in unlevered yield(3)	Remaining term(4)	Extended remaining term(5)
Senior loans(6)(7)	49	$1,936,985	$1,954,441	6.2%	7.1%	1.9	3.9
Mezzanine loans(6)(8)	16	426,215	485,935	7.2%	10.7%	1.7	3.1
Preferred equity(6)(9)	9	328,711	273,435	8.9%	11.0%	6.5	6.8
Total / Weighted average	74	$2,691,911	$2,713,811	6.7%	8.2%	2.4	4.1
_________________________________________

(1)
Weighted average metrics weighted by book value at our share, except for cash coupon which is weighted by principal balance value at our share. Book and principal balances at share exclude $2.3 million of NCI. See the table located above in “Our Portfolio” for further information.

(2)	Represents the stated coupon on loans; for floating rate loans, assumes USD 1-month London Interbank Offered Rate (“LIBOR”), which was 2.50% as of March 31, 2019.

(3)
In addition to cash coupon, all-in unlevered yield includes non-cash payment in kind interest income and the accrual of both origination and exit fees. All-in yield for the loan portfolio assumes the USD 1-month LIBOR rate as of March 31, 2019 for weighted average calculations.

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

(8)	Mezzanine loans include other subordinated loans.

(9)	Preferred equity balances include $55.9 million of book value at our share attributable to related equity participation interests.
The following table details our loan portfolio by rate-type as of March 31, 2019 (dollars in thousands):

					Weighted Average(1)
	Number of loans	Book value	Principal balance	Unfunded loan commitments	Spread to LIBOR	All-in unlevered yield(2)	Remaining term(3)	Extended remaining term(4)
Floating rate loans	48	$1,760,874	$1,789,292	$140,670	4.0%	6.4%	1.9	3.9
Fixed rate loans(5)	26	931,037	924,519	21,237	—%	11.4%	3.4	4.6
Total/ Weighted average	74	$2,691,911	$2,713,811	$161,907	—%	8.2%	2.4	4.1
_________________________________________

(1)
Weighted average metrics weighted by book value at our share, except for spread to LIBOR which is weighted by principal balance value at our share. Book and principal balances at share exclude $2.3 million of NCI. See the table located above in “Our Portfolio” for further information.

(2)
In addition to cash coupon, all-in unlevered yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. For weighted average calculations, all-in yield for the loan portfolio assumes the USD 1-month LIBOR as of March 31, 2019, which was 2.50%.

(3)	Represents the remaining term in years based on the original maturity date or current extension maturity date of loans.

(4)	Represents the remaining term in years based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.

(5)	Includes preferred equity investments.
The following table details the types of properties securing our loan portfolio and geographic distribution as of March 31, 2019 (dollars in thousands):

Collateral property type	Book value	% of total
Office	$766,654	28.5%
Multifamily	417,398	15.5%
Industrial	150,493	5.6%
Hotel	843,154	31.3%
Retail	294,547	10.9%
Other(1)	219,665	8.2%
Total	$2,691,911	100.0%

Region	Book value	% of total
West	$1,478,253	54.9%
Northeast	455,431	16.9%
Southwest	231,624	8.6%
Southeast	238,511	8.9%
Midwest	90,198	3.4%
Europe	197,852	7.3%
Other(2)	42	—%
Total	$2,691,911	100.0%
_________________________________________

(1)	Other includes manufactured housing communities and commercial and residential development and predevelopment assets.

(2)	Other includes one non-U.S. collateral asset.

The following charts illustrate the diversification of our loan portfolio based on interest rate category, property type, and geography as of March 31, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Interest Rate Category	Property Type

Geography

_________________________________________

(1)	Other includes manufactured housing communities and commercial and residential development and predevelopment assets.
In March 2018, the borrower on our four NY hospitality loans failed to make all required interest payments and the loans were placed on non-accrual status. These four loans are secured by the same collateral. We believe ultimate sale of the underlying collateral and repayment of the loans from the sales proceeds is the most likely outcome. During 2018, we recorded $53.8 million of provision for loan losses on the four NY hospitality loans to reflect the estimated value to be recovered from the borrower following a sale.
During 2018, we recorded $23.8 million of provision for loan losses for two separate borrowers on three of our regional mall loans to reflect the estimated fair value of the collateral.
We have commenced foreclosure proceedings on two of the three loans collateralized by one of the regional malls with unpaid principal balances totaling $36.9 million. We have been and are continuing to sweep all cash from the operations of the regional mall.
CRE Debt Securities
The following table presents an overview of our CRE debt securities portfolio as of March 31, 2019 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category(2)	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
Investment grade rated	39	$213,423	3.2%	6.3%	7.3	BBB-
Non-investment grade rated	4	26,135	3.3%	11.9%	6.0	BB / B
“B-pieces” of CMBS securitization pools	10	144,122	4.5%	7.5%	5.1	—
Total/Weighted Average	53	$383,680	3.8%	7.1%	6.4	—
_________________________________________

(1)	Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.

(2)	As of March 31, 2019, all CRE debt securities consisted of CMBS.

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
As of March 31, 2019, $2.2 billion, or 26.3%, of our assets were invested in real estate properties and our portfolio was 87.2% occupied. The following table presents our real estate property investments as of March 31, 2019 (dollars in thousands):

Property Type	Book value	NCI	Book value at our share(1)	% of total	Number of Properties	Number of Buildings	Total Square Feet	Units	Weighted average % leased	Weighted average lease term(2)	Total annualized base rent(3)
Net lease
Industrial	$767,377	$33,997	$733,380	35.7%	47	47	11,577,199	—	96%	10.0	$48,275
Office	462,031	—	462,031	22.5%	5	30	2,132,616	—	97%	9.0	26,631
Retail	62,637	—	62,637	3.0%	10	10	467,971	—	100%	5.3	5,398
Total net-lease	1,292,045	33,997	1,258,048	61.2%	62	87	14,177,786	—	96%	9.4	80,304

Other
Office	498,600	50,304	448,296	21.8%	35	44	4,070,843	n/a	84%	3.8	49,099
Multifamily	259,255	59,624	199,631	9.7%	8	113	n/a	4,250	91%	n/a	24,657
Retail	32,109	1,133	30,976	1.5%	5	5	965,453	n/a	64%	2.5	4,156
Hotel	117,867	274	117,593	5.8%	3	3	n/a	n/a	n/a	n/a	n/a
Total other	907,831	111,335	796,496	38.8%	51	165	5,036,296	4,250	85%	3.7	77,912

Total	$2,199,876	$145,332	$2,054,544	100.0%	113	252	19,214,082	4,250	92%	7.8	$158,216
__________________________________________

(1)	Book value at our share represents the proportionate book value based on our ownership by asset.

(2)
The calculation of weighted average lease term is based on leases in-place (defined as occupied and paying leases) as of March 31, 2019; assumes that no renewal options are exercised and is weighted by book value at our share.

(3)	Total annualized base rent is based on in-place leases at our share multiplied by 12, excluding straight-line adjustments and rent concessions as of March 31, 2019.
The following charts illustrate the concentration of our net lease real estate portfolio based on property type and geography as of March 31, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

The following charts illustrate the diversification of our other real estate portfolio based on property type and geography as of March 31, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

Non-GAAP Supplemental Financial Measures
Core Earnings
We present Core Earnings, which is a non-GAAP supplemental financial measure of our performance. We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This supplemental financial measure helps us to evaluate our performance excluding the effects of certain transactions and U.S. GAAP adjustments that we believe are not necessarily indicative of our current portfolio and operations. We also use Core Earnings to determine the incentive fees we pay to our Manager. For information on the fees we pay our Manager, see Note 11, “Related Party Arrangements” to our consolidated financial statements included in this Form 10-Q. In addition, we believe that our investors also use Core Earnings or a comparable supplemental performance measure to evaluate and compare the performance of us and our peers, and as such, we believe that the disclosure of Core Earnings is useful to our investors.
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

The following table presents a reconciliation of net income (loss) attributable to our common stockholders to Core Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$14,908	$(4,714)
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	347	(57)
Non-cash equity compensation expense	1,843	285
Transaction costs	196	30,179
Depreciation and amortization	28,017	18,834
Net unrealized loss on investments	3,180	1,304
Provision for loan losses previously adjusted for Core Earnings (Loss) on loans foreclosed	(35,509)	—
Adjustments related to noncontrolling interests in investment entities	(1,178)	(1,442)
Core Earnings attributable to Colony Credit Real Estate, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$11,804	$44,389
Core Earnings per share(1)	$0.09	$0.44
Weighted average number of common shares and OP units(1)	131,018	101,737
_________________________________________

(1)
We calculate core earnings per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For Core Earnings per share for three months ended March 31, 2018, we assume the 44.4 million shares of Class B-3 common stock and the 3.1 million OP units (held by members other than us or our subsidiaries) were outstanding prior to January 31, 2018 to reflect the standalone pre-merger financial information of the accounting acquirer. Following January 31, 2018, we assume approximately 131.0 million of shares of Class A common stock, Class B-3 common stock and OP units (held by members other than us or our subsidiaries) were outstanding. This results in a weighted average share count for the three months ended March 31, 2018 of approximately 101.7 million shares.

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

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	March 31, 2019	December 31, 2018
Debt-to-equity ratio(1)	0.9x	0.9x
_________________________________________

(1)	Represents (i) total outstanding secured debt less cash to (ii) total equity, in each case, at period end.
The following table presents our total sources of liquidity as of March 31, 2019 (dollars in thousands):

Total Sources of Corporate Liquidity
Cash and cash equivalents	$89,916
Bank credit facility availability	346,000
Total sources of corporate liquidity	$435,916
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
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of the date hereof, the borrowing base valuation is sufficient to support the outstanding borrowings. The Bank Credit Facility will mature on February 1, 2022, unless the OP elects to exercise the extension options for up to two additional terms of six months each, subject to the terms and conditions in the Bank Credit Facility, resulting in a latest maturity date of February 1, 2023.
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
The following table presents a summary of our master repurchase facilities as of March 31, 2019 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$300,000	$125,800	4.1	LIBOR + 1.98%
Bank 2	200,000	22,750	3.5	LIBOR + 2.50%
Bank 3	500,000	364,167	2.1	LIBOR + 2.29%
Bank 7	500,000	408,807	3.1	LIBOR + 1.90%
Bank 8	250,000	51,373	2.2	LIBOR + 2.00%
Bank 9	300,000	—	4.6	—
Total Master Repurchase Facilities	2,050,000	972,897

CMBS Credit Facilities
Bank 1	36,717	36,717	(1)	LIBOR + 1.16%
Bank 6	161,659	161,659	(1)	LIBOR + 1.19%
Bank 3(2)	—	—	—	—
Bank 4(2)	—	—	—	—
Bank 5(2)	—	—	—	—
Total CMBS Credit Facilities	198,376	198,376

Bank Credit Facility	560,000	214,000	3.8	LIBOR + 2.25%

Total Facilities	$2,808,376	$1,385,273
_________________________________________

(1)	The maturity dates on CMBS Credit Facilities are dependent upon asset type and will typically range from one to two months.

(2)	Amounts can be drawn under the Bank 3, Bank 4, and Bank 5 CMBS Credit Facilities, but we have not yet utilized them.
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

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2019	2018	Change
Operating activities	$37,678	$18,158	$19,520
Investing activities	18,844	414,663	(395,819)
Financing activities	(46,621)	(47,531)	910
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
Our operating activities generated net cash inflows of $37.7 million and $18.2 million for the three months ended March 31, 2019 and 2018, respectively. Net cash provided by operating activities increased $19.5 million for the three months ended March 31, 2019, primarily due to higher transaction fees paid associated with the Combination during the three months ended March 31, 2018.
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
Our investing activities generated net cash inflow of $18.8 million and $414.7 million for the three months ended March 31, 2019 and 2018, respectively. Net cash provided by investing activities in 2019 resulted primarily from repayment on loans and preferred equity held for investment of $172.7 million, distributions in excess of cumulative earnings from unconsolidated ventures of $65.8 million, proceeds from sale of investments in unconsolidated ventures of $34.5 million and net receipts on settlement of derivative instruments of $1.6 million, partially offset by acquisition, origination and funding of loans and preferred equity held for investment, net of $241.7 million, acquisition of and additions to real estate, related intangibles and leasing commissions of $6.2 million, investment in unconsolidated ventures of $5.2 million and change in escrow deposits of $2.3 million.
The significant decrease to net cash inflow from investing activities in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily driven by $302.3 million in cash and restricted cash received in the Combination in 2018.
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
Our financing activities used net cash outflow of $46.6 million and $47.5 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in financing activities in 2019 resulted primarily from repayment of credit facilities in the amount of $695.3 million, distributions paid on common stock in the amount of $57.0 million, repayment of securitization bonds in the amount of $27.7 million, payment of deferred financing costs in the amount of $1.6 million and repayment of mortgage notes in the amount of $1.5 million, partially offset by borrowings from credit facilities in the amount of $714.6 million and borrowings from mortgage notes in the amount of $22.2 million.
Net cash used in financing activities in 2019 remained relatively consistent compared to the same period in 2018.

Contractual Obligations, Commitments and Contingencies of the Company
The following table sets forth the known contractual obligations of the Company on an undiscounted basis. This table excludes obligations of the Company that are not fixed and determinable, including the Management Agreement (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$246,320	$11,376	$234,944	$—	$—
Secured debt(2)	2,824,867	599,135	740,631	420,820	1,064,281
Securitization bonds payable(3)	54,680	54,680	—	—	—
Ground lease obligations(4)	24,775	3,279	5,760	2,985	12,751
	3,150,642	$668,470	$981,335	$423,805	$1,077,032
Lending commitments(5)	161,907
Total	$3,312,549
_________________________________________

(1)
Future interest payments were estimated based on the applicable index at March 31, 2019 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the current maturity date of February 2022.

(2)
Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at March 31, 2019.

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

Guarantees and Off-Balance Sheet Arrangements
As of March 31, 2019, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 5, “Investments in Unconsolidated Ventures” in Part I, Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Recent Accounting Updates
For recent accounting updates, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part I, Item 1, “Financial Statements.”
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
As of March 31, 2019, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would increase interest income by $5.9 million annually, net of interest expense.
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
At March 31, 2019, we had approximately NOK 921.6 million and €182.3 million or a total of $311.4 million, in net investments in our European subsidiaries. A 1.0% change in these foreign currency rates would result in a $3.1 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiaries.
A summary of the foreign exchange contracts in place at March 31, 2019, including notional amount and key terms, is included in Note 16, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at March 31, 2019, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on February 28, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the three months ended March 31, 2019, other than those previously disclosed in filings with the SEC.
The following table presents information related to our purchase of our Class A common stock during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Program
January 1, 2019 to January 31, 2019	—	$—	—	$—
February 1, 2019 to February 28, 2019	—	—	—	—
March 1, 2019 to March 31, 2019	96,540	15.51	—	—
Total	96,540	$15.51	—	$—
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

The Company’s board of directors authorized a stock repurchase program (the “Stock Repurchase Program”), under which the Company may repurchase up to $300.0 million of its outstanding Class A common stock through March 31, 2020. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, through tender offers or otherwise in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of March 31, 2019, the Company had not repurchased any shares under the Stock Repurchase Program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
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
The following materials from the Colony Credit Real Estate, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2019 and 2018;(iv) Consolidated Statements of Equity (unaudited) for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________

* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 9, 2019

COLONY CREDIT REAL ESTATE, INC.

By:	/s/ Kevin P. Traenkle
Kevin P. Traenkle
Chief Executive Officer and President and Director
(Principal Executive Officer)

By:	/s/ Neale W. Redington
Neale W. Redington
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Accounting Officer (Principal Accounting Officer)