Form 10-Q
period 2019-06-30
Colony Credit Real Estate, Inc.
filed 2019-08-09
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of August 7, 2019, Colony Credit Real Estate, Inc. had 128,540,053 shares of Class A common stock, par value $0.01 per share, outstanding

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
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, the section entitled “Risk Factors” in this Form 10-Q for the quarter ended June 30, 2019 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I. Financial Information
Item 1.    Financial Statements
COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$59,838	$77,317
Restricted cash	114,127	110,146
Loans and preferred equity held for investment, net	2,398,191	2,020,497
Real estate securities, available for sale, at fair value	249,100	228,185
Real estate, net	1,898,299	1,959,690
Investments in unconsolidated ventures ($53,893 and $160,851 at fair value, respectively)	719,307	903,037
Receivables, net	47,229	48,806
Deferred leasing costs and intangible assets, net	143,521	134,068
Assets held for sale	147,707	—
Other assets	87,209	62,006
Mortgage loans held in securitization trusts, at fair value	3,175,950	3,116,978
Total assets	$9,040,478	$8,660,730
Liabilities
Securitization bonds payable, net	$23,377	$81,372
Mortgage and other notes payable, net	1,257,915	1,173,019
Credit facilities	1,808,790	1,365,918
Due to related party (Note 11)	13,844	15,019
Accrued and other liabilities	133,551	106,187
Intangible liabilities, net	31,367	15,096
Escrow deposits payable	63,146	65,995
Dividends payable	19,088	18,986
Mortgage obligations issued by securitization trusts, at fair value	3,026,282	2,973,936
Total liabilities	6,377,360	5,815,528
Commitments and contingencies (Note 17)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 and 905,000,000 shares authorized, 128,545,190 and 83,410,376 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,285	834
Class B-3, no shares authorized, issued and outstanding as of June 30, 2019 and 45,000,000 shares authorized and 44,399,444 shares issued and outstanding as of December 31, 2018	—	444
Additional paid-in capital	2,903,126	2,899,353
Accumulated deficit	(397,398)	(193,327)
Accumulated other comprehensive income (loss)	25,547	(399)
Total stockholders’ equity	2,532,560	2,706,905
Noncontrolling interests in investment entities	69,948	72,683
Noncontrolling interests in the Operating Partnership	60,610	65,614
Total equity	2,663,118	2,845,202
Total liabilities and equity	$9,040,478	$8,660,730

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

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$13,154	$12,561
Restricted cash	19,160	18,464
Loans and preferred equity held for investment, net	31,430	167,219
Real estate, net	572,160	547,444
Receivables, net	21,567	17,811
Deferred leasing costs and intangible assets, net	55,015	38,681
Assets held for sale	76,076	—
Other assets	28,260	1,698
Mortgage loans held in securitization trusts, at fair value	3,175,950	3,116,978
Total assets	$3,992,772	$3,920,856
Liabilities
Securitization bonds payable, net	$23,377	$43,870
Mortgage and other notes payable, net	343,495	325,187
Credit facilities	28,722	—
Accrued and other liabilities	32,600	32,452
Intangible liabilities, net	28,904	11,993
Escrow deposits payable	7,016	9,603
Mortgage obligations issued by securitization trusts, at fair value	3,026,282	2,973,936
Total liabilities	$3,490,396	$3,397,041

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net interest income
Interest income	$42,073	$36,795	$80,482	$72,934
Interest expense	(21,046)	(9,703)	(40,338)	(17,118)
Interest income on mortgage loans held in securitization trusts	38,656	39,496	77,132	65,361
Interest expense on mortgage obligations issued by securitization trusts	(35,756)	(36,459)	(71,391)	(60,737)
Net interest income	23,927	30,129	45,885	60,440

Property and other income
Property operating income	64,767	39,477	127,901	68,022
Other income	434	899	611	1,416
Total property and other income	65,201	40,376	128,512	69,438

Expenses
Management fee expense	11,357	11,791	22,715	19,791
Property operating expense	28,140	16,256	56,320	27,969
Transaction, investment and servicing expense	1,051	3,497	1,580	34,581
Interest expense on real estate	13,898	9,850	27,505	16,106
Depreciation and amortization	29,257	23,359	56,919	42,151
Provision for loan losses	110,258	—	110,258	—
Impairment of operating real estate	10,124	—	10,124	—
Administrative expense (including $2,713, $1,798, $4,556 and $2,083 of equity-based compensation expense, respectively)	8,010	6,884	14,663	10,112
Total expenses	212,095	71,637	300,084	150,710

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	5,549	3,696	6,578	4,193
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(2,203)	48	(2,203)
Other gain (loss), net	(6,062)	10	(11,141)	475
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(123,480)	371	(130,202)	(18,367)
Equity in earnings of unconsolidated ventures	12,557	15,661	33,867	31,449
Income tax benefit (expense)	133	(158)	502	391
Net income (loss)	(110,790)	15,874	(95,833)	13,473
Net (income) loss attributable to noncontrolling interests:
Investment entities	880	470	1,178	(1,900)
Operating Partnership	2,569	(336)	2,222	(279)
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(107,341)	$16,008	$(92,433)	$11,294

Net income (loss) per common share - basic and diluted (Note 19)	$(0.84)	$0.12	$(0.73)	$0.09

Weighted average shares of common stock outstanding - basic and diluted (Note 19)	128,534	127,887	128,240	113,355
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(110,790)	$15,874	$(95,833)	$13,473
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	7,863	(997)	17,621	(2,845)
Change in fair value of net investment hedges	938	—	8,333	—
Foreign currency translation gain	3,923	—	613	—
Total other comprehensive income (loss)	12,724	(997)	26,567	(2,845)
Comprehensive income (loss)	(98,066)	14,877	(69,266)	10,628
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	880	470	1,178	(1,900)
Operating Partnership	2,272	(269)	1,601	(212)
Comprehensive income (loss) attributable to common stockholders	$(94,914)	$15,078	$(66,487)	$8,516

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	—	$—	$821,031	$258,777	$—	$1,079,808	$327,762	$—	$1,407,570
Distributions	—	—	—	—	—	—	—	—	(1,003)	—	(1,003)
Adjustments related to the Combination	82,484	825	44,399	444	2,073,186	(79,774)	—	1,994,681	(230,818)	73,626	1,837,489
Issuance and amortization of equity-based compensation	1,004	10	—	—	275	—	—	285	—	—	285
Other comprehensive loss	—	—	—	—	—	—	(1,848)	(1,848)	—	—	(1,848)
Dividends and distributions declared ($0.29 per share)	—	—	—	—	—	(37,843)	—	(37,843)	—	—	(37,843)
Net income (loss)	—	—	—	—	—	(4,714)	—	(4,714)	2,370	(57)	(2,401)
Balance at March 31, 2018	83,488	$835	44,399	$444	$2,894,492	$136,446	$(1,848)	$3,030,369	$98,311	$73,569	$3,202,249
Contributions	—	—	—	—	—	—	—	—	87	—	87
Distributions	—	—	—	—	—	—	—	—	(928)	—	(928)
Adjustments related to the Combination	—	—	—	—	1,070	—	—	1,070	(47)	—	1,023
Issuance and amortization of equity-based compensation	—	—	—	—	1,798	—	—	1,798	—	—	1,798
Other comprehensive loss	—	—	—	—	—	—	(930)	(930)	—	(67)	(997)
Dividends and distributions declared ($0.44 per share)	—	—	—	—	—	(54,739)	—	(54,739)	—	(2,230)	(56,969)
Reallocation of equity	—	—	—	—	(665)	—	—	(665)	—	665	—
Net income (loss)	—	—	—	—	—	16,008	—	16,008	(470)	336	15,874
Balance at June 30, 2018	83,488	$835	44,399	$444	$2,896,695	$97,715	$(2,778)	$2,992,911	$96,953	$72,273	$3,162,137

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	83,410	$834	44,399	$444	$2,899,353	$(193,327)	$(399)	$2,706,905	$72,683	$65,614	$2,845,202
Contributions	—	—	—	—	—	—	—	—	24	—	24
Distributions	—	—	—	—	—	—	—	—	(394)	—	(394)
Conversion of Class B-3 common stock	44,399	444	(44,399)	(444)	—	—	—	—	—	—	—
Issuance and amortization of equity-based compensation	800	8	—	—	1,835	—	—	1,843	—	—	1,843
Other comprehensive income	—	—	—	—	—	—	13,519	13,519	—	324	13,843
Dividends and distributions declared ($0.44 per Class A share and $0.15 per Class B-3 share)	—	—	—	—	—	(55,726)	—	(55,726)	—	(1,340)	(57,066)
Shares canceled for tax withholding on vested stock awards	(96)	(1)	—	—	(1,496)	—	—	(1,497)	—	—	(1,497)
Reallocation of equity	—	—	—	—	(23)	—	—	(23)	—	23	—
Net income (loss)	—	—	—	—	—	14,908	—	14,908	(298)	347	14,957
Balance at March 31, 2019	128,513	$1,285	—	$—	$2,899,669	$(234,145)	$13,120	$2,679,929	$72,015	$64,968	$2,816,912
Contributions	—	—	—	—	—	—	—	—	11	—	11
Distributions	—	—	—	—	—	—	—	—	(1,198)	—	(1,198)
Issuance and amortization of equity-based compensation	32	—	—	—	2,713	—	—	2,713	—	—	2,713
Other comprehensive income	—	—	—	—	—	—	12,427	12,427	—	297	12,724
Dividends and distributions declared ($0.44 per share)	—	—	—	—	—	(55,912)	—	(55,912)	—	(1,342)	(57,254)
Shares canceled for tax withholding on vested stock awards	—	—	—	—	—	—	—	—	—	—	—
Reallocation of equity	—	—	—	—	744	—	—	744	—	(744)	—
Net income (loss)	—	—	—	—	—	(107,341)	—	(107,341)	(880)	(2,569)	(110,790)
Balance at June 30, 2019	128,545	$1,285	—	$—	$2,903,126	$(397,398)	$25,547	$2,532,560	$69,948	$60,610	$2,663,118
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(95,833)	$13,473
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated ventures	(33,867)	(31,449)
Depreciation and amortization	56,919	42,151
Straight-line rental income	(3,552)	(2,348)
Amortization of above/below market lease values, net	(1,737)	222
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(5,701)	(3,688)
Amortization of deferred financing costs	4,252	1,564
Amortization of right-of-use lease assets and operating lease liabilities	48	—
Paid-in-kind interest added to loan principal, net of interest received	(3,738)	(1,234)
Distributions of cumulative earnings from unconsolidated ventures	30,879	27,400
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	(6,578)	(4,193)
Realized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(48)	2,203
Provision for loan loss	110,258	—
Recovery of allowance for loan loss	—	(517)
Impairment of operating real estate	10,124	—
Amortization of equity-based compensation	4,556	2,083
Mortgage notes above/below market value amortization	164	(307)
Deferred income tax benefit	(3,589)	(1,480)
Changes in assets and liabilities:
Receivables, net	(8,113)	14,607
Deferred costs and other assets	5,890	(33,204)
Due to related party	(2,672)	5,204
Other liabilities	5,483	(1,571)
Net cash provided by operating activities	63,145	28,916
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(886,397)	(392,278)
Repayment on loans and preferred equity held for investment	287,437	272,636
Cash and restricted cash received in the Combination	—	302,342
Acquisition of and additions to real estate, related intangibles and leasing commissions	(9,281)	(5,661)
Investments in unconsolidated ventures	(7,801)	(5,486)
Proceeds from sale of investments in unconsolidated ventures	76,861	—
Distributions in excess of cumulative earnings from unconsolidated ventures	119,472	49,438
Acquisition of real estate securities, available for sale	—	(33,281)
Net receipts on settlement of derivative instruments	1,638	—
Deposit on investments	(372)	(15,700)
Change in escrow deposits	(2,848)	(83)
Net cash provided by (used in) investing activities	(421,291)	171,927
Cash flows from financing activities:
Distributions paid on common stock	(111,536)	(73,589)
Distributions paid on common stock to noncontrolling interests	(2,682)	(2,230)
Borrowings from mortgage notes	85,481	43,782
Repayment of mortgage notes	(2,948)	(42,088)
Borrowings from credit facilities	1,420,569	326,820
Repayment of credit facilities	(977,697)	(175,143)
Repayment of securitization bonds	(57,995)	(63,354)
Payment of deferred financing costs	(6,972)	(8,459)
Contributions from noncontrolling interests	35	87
Distributions to noncontrolling interests	(1,592)	(1,931)
Net cash provided by financing activities	344,663	3,895
Effect of exchange rates on cash, cash equivalents and restricted cash	(15)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,498)	204,738
Cash, cash equivalents and restricted cash - beginning of period	187,463	67,105
Cash, cash equivalents and restricted cash - end of period	$173,965	$271,843
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$77,317	$25,204
Restricted cash	110,146	41,901
Total cash, cash equivalents and restricted cash, beginning of period	$187,463	$67,105

End of the period
Cash and cash equivalents	$59,838	$155,377
Restricted cash	114,127	116,466
Total cash, cash equivalents and restricted cash, end of period	$173,965	$271,843

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired in the Combination	$—	$6,916,046
Liabilities assumed in the Combination	—	4,812,353
Noncontrolling interests assumed in the Combination	—	82,320
Common stock issued for acquisition of NorthStar I and NorthStar II (Note 3)	—	2,021,373
Deconsolidation of certain CLNY Contributed Portfolio investments (Note 2)	—	313,133
Secured Financing	—	50,314
Other Payables to Manager adjustment (refer to Note 11)	—	2,934
Noncontrolling interests in the Operating Partnership	—	73,626
Consolidation of securitization trust (VIE asset / liability)	52,346	175,078
Accrual of distribution payable	19,088	18,993
Foreclosure of loans held for investment, net of provision for loan loss	127,356	—
Right-of-use lease assets and operating lease liabilities	26,348	—
Assets transferred to held for sale (Note 7)	147,707	—
Conversion of Class B-3 common stock to Class A common stock	444	—

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
The Company was organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony Capital, Inc., formerly Colony NorthStar, Inc. (“Colony Capital”), a publicly traded REIT listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CLNY,” made an initial capital contribution of $1,000 to the Company. On January 31, 2018, the Company completed the transactions contemplated by that certain Master Combination Agreement, dated as of August 25, 2017, as amended and restated on November 20, 2017 (the “Combination Agreement,” as further discussed below). The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2018. Effective June 25, 2018, the Company changed its name from Colony NorthStar Credit Real Estate, Inc. to Colony Credit Real Estate, Inc. Also on June 25, 2018, Colony NorthStar, Inc. changed its name to Colony Capital, Inc. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Credit RE Operating Company, LLC (the “Operating Partnership” or “OP”). At June 30, 2019, the Company owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned by an affiliate of the Company as noncontrolling interests.
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
As of June 30, 2019, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.

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
As of June 30, 2019, the Company held subordinate tranches of securitization trusts in three Investing VIEs for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trusts. The Company’s subordinate tranches of the securitization trusts, which represent the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trusts, less the Company’s retained interest from the subordinate tranches of the securitization trusts), income and expenses of the Investing VIEs are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trusts only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trusts. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unconsolidated VIEs
As of June 30, 2019, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of June 30, 2019.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of June 30, 2019 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$249,100	$232,806
Investments in unconsolidated ventures	457,917	469,361
Loans and preferred equity held for investment, net	119,196	119,196
Total assets	$826,213	$821,363

The Company did not provide financial support to the unconsolidated VIEs during the six months ended June 30, 2019. As of June 30, 2019, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of real estate securities, available for sale was determined as the amortized cost, which represents the purchase price of the investments adjusted by any unamortized premiums or discounts as of the reporting date. The maximum exposure to loss of investments in unconsolidated ventures and loans and preferred equity held for investment, net was determined as the carrying value plus any future funding commitments. Refer to Note 4, “Loans and Preferred Equity Held for Investment, net” and Note 17, “Commitments and Contingencies” for further discussion.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at June 30, 2019 or December 31, 2018. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
Impairment and Allowance for Loan Losses—On a periodic basis, the Company analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and preferred equity investment and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan, where applicable. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan or preferred equity investment, liquidation value of collateral properties, and financial wherewithal of any loan guarantors, as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present. During the three and six months ended June 30, 2019, the Company recorded $110.3 million of provision for loan loss. See Note 4, “Loans and Preferred Equity Held for Investment, net” for further detail.
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

Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. Another key consideration in this assessment is the Company’s assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses. During the three and six months ended June 30, 2019, the Company recorded a $10.1 million impairment loss on its operating real estate portfolio. See Note 7, “Real Estate, net and Real Estate Held for Sale” and Note 15, “Fair Value,” for further detail.
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
During the three months ended June 30, 2019, the Company classified its student housing portfolio, a retail property, and a hotel as held for sale. See Note 7, “Real Estate, net and Real Estate Held for Sale” and Note 20, “Subsequent Events” for further detail.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of June 30, 2019, the Company held subordinate tranches of three securitization trusts, which represent the Company’s retained interest in the securitization trusts, which the Company consolidates under U.S. GAAP. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
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
At June 30, 2019 and December 31, 2018, the Company’s investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC arrangements accounted for as equity method investments.
Impairment
Evaluation of impairment applies to equity method investments and equity investments under the measurement alternative. If indicators of impairment exist, the Company will first estimate the fair value of its investment. In assessing fair value, the Company

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
During the three and six months ended June 30, 2019, the Company’s equity in earnings of unconsolidated ventures included its $8.8 million proportionate share of impairment on a senior loan. See Note 5, “Investments in Unconsolidated Ventures” for further information.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company made joint elections to treat certain subsidiaries as taxable REIT subsidiaries (“TRSs”) which may be subject to taxation by U.S. federal, state and local authorities. In general, a TRS of the Company may perform non-customary services for tenants, hold assets that the Company cannot hold directly and engage in most real estate or non-real estate-related business.
Certain subsidiaries of the Company are subject to taxation by U.S. federal, state and local authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period during which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are recorded on the portion of earnings (losses) recognized by the Company with respect to its interest in TRSs. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the U.S. federal, state and local tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry-specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax benefit (expense) in the consolidated statements of operations.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended June 30, 2019 and 2018, the Company recorded an income tax benefit of $0.1 million and income tax expense of $0.2 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded income tax benefit of $0.5 million and $0.4 million, respectively.
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

	Six Months Ended June 30, 2018
(In thousands)	As previously Reported	After Adoption of ASU 2016-18
Net cash provided by operating activities	$22,349	$28,916
Net cash provided by investing activities	103,929	171,927
Net cash provided by financing activities	3,895	3,895

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
The Company recognized an operating lease right-of-use asset totaling $26.3 million in other assets and a corresponding operating lease liability totaling $26.3 million in accrued and other liabilities for ground leases in its real estate portfolio. There was no impact to beginning equity as a result of adoption related to lessee accounting as the difference between the asset and liability balance is attributable to the derecognition of pre-existing balances, including below-market ground lease obligations.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Combination-Related Costs
Transaction costs of $0.5 million and $0.7 million were incurred in connection with the Combination in the three and six months ended June 30, 2019, respectively. Transaction costs of $2.3 million and $30.5 million were incurred in connection with the Combination in the three and six months ended June 30, 2018, respectively, consisting largely of professional fees for legal, financial advisory, accounting and consulting services. No fees were paid to investment banks that were contingent upon consummation of the Combination for the three and six months ended June 30, 2019 or the three months ended June 30, 2018. Approximately $24.3 million of the transaction costs for the six months ended June 30, 2018 represent fees paid to investment bankers that were contingent upon consummation of the Combination.
Combination-related costs are expensed as incurred and such costs expensed by NorthStar I and NorthStar II prior to the Closing Date were excluded from the Company's results of operations.

4.	Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	June 30, 2019				December 31, 2018
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Fixed rate
Mezzanine loans	$178,203	$177,658	12.7%	4.4	$175,448	$174,830	12.7%	4.9
Preferred equity interests	114,240	114,118	12.5%	7.3	113,860	113,687	12.6%	7.7
Other loans(2)	26,600	26,451	15.6%	2.2	15,000	15,000	16.0%	0.5
	319,043	318,227			304,308	303,517
Variable rate
Senior loans	2,160,831	2,153,091	6.2%	4.3	1,432,416	1,430,635	6.3%	4.2
Securitized loans(3)	43,758	44,195	8.6%	0.7	302,868	305,106	7.9%	1.1
Mezzanine loans	55,259	55,572	12.1%	2.5	90,265	90,567	12.2%	2.0
	2,259,848	2,252,858			1,825,549	1,826,308
	2,578,891	2,571,085			2,129,857	2,129,825

Allowance for loan losses(4)	NA	(172,894)			NA	(109,328)
Loans and preferred equity held for investment, net	$2,578,891	$2,398,191			$2,129,857	$2,020,497
_________________________________________

(1)	Calculated based on contractual interest rate.

(2)	Includes one senior loan and one corporate term loan secured by the borrower’s limited partnership interests in a fund.

(3)	Represents loans transferred into securitization trusts that are consolidated by the Company.

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of June 30, 2019, the weighted average maturity, including extensions, of loans and preferred equity investments was 4.3 years.
The Company had $8.7 million and $8.6 million of interest receivable related to its loans and preferred equity held for investment, net as of June 30, 2019 and December 31, 2018, respectively.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2019	$2,020,497
Acquisitions/originations/additional funding	886,397
Loan maturities/principal repayments	(279,951)
Foreclosure of loans held for investment	(174,048)
Discount accretion/premium amortization	2,409
Capitalized interest	6,453
Change in allowance for loan loss	(63,566)
Balance at June 30, 2019	$2,398,191

Nonaccrual and Past Due Loans and Preferred Equity
Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. At June 30, 2019, other than the NY hospitality loans discussed below, all other loans and preferred equity held for investment remain current on interest payments.
In March 2018, the borrower on the Company’s four NY hospitality loans failed to make all required interest payments and the loans were placed on non-accrual status. These four loans are secured by the same collateral. The Company believes ultimate sale of the underlying collateral and repayment of the loans from the sales proceeds is the most likely outcome. During 2018, the Company recorded $53.8 million of provision for loan losses on the four NY hospitality loans to reflect the estimated value to be recovered from the borrower following a sale. During the three months ended June 30, 2019, the Company revised its estimated recovery and recorded an additional $104.3 million of provision for loan loss. The additional provision is based on significant deterioration in the NY hospitality market and feedback from the sales process and reflects the estimated value to be recovered from the borrower following a potential sale.
During 2018, the Company recorded $23.8 million of provision for loan losses for two separate borrowers on three of the Company’s regional mall loans that are secured by two regional malls (“Northeast Regional Mall A” and “Northeast Regional Mall B”) to reflect the estimated fair value of the collateral.
In June 2019, the Company completed foreclosure proceedings on two of the three loans secured by Northeast Regional Mall A with unpaid principal balances totaling $36.9 million. See Note 7, “Real estate, net and Real Estate Held for Sale” for further information.
During the three months ended June 30, 2019, the Company recognized an additional $3.9 million provision for loan loss on Northeast Regional Mall B to reflect the estimated fair value of the collateral. The additional provision is based on current and prospective leasing activity. The Company has been and is continuing to sweep all cash.
Also during the three months ended June 30, 2019, the Company separately recognized a $2.0 million provision for loan loss on two loans secured by one regional mall (“West Regional Mall”) to reflect the estimated fair value of the collateral. The Company has been and is continuing to sweep all cash.
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before allowance for loan losses, if any (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans
June 30, 2019	$2,312,956	$—	$—	$258,129	$2,571,085
December 31, 2018	1,632,817	58,751	42,995	395,262	2,129,825
_________________________________________

(1)
At June 30, 2019, 90 days or more past due loans includes four loans to the same borrower and secured by the same collateral with combined carrying value before allowance for loan losses of $258.1 million on non-accrual status. All other loans in this table remain current on interest payments.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Troubled Debt Restructuring
During the three and six months ended June 30, 2019, there were no loans modified as TDRs.
At June 30, 2019, the Company did not have any TDR loans. At December 31, 2018, there was one mezzanine loan previously modified in a TDR with carrying value before allowance for loan losses of $28.6 million. At December 31, 2018, the Company also had three other loans with a combined carrying value before provision for loan loss of $108.5 million that are cross-collateralized with the TDR loan to the same borrower. All three loans were in default at December 31, 2018. All four loans were cross-collateralized with 28 office, retail, multifamily and industrial properties. The Company recorded a $31.7 million provision for loan loss on the four loans and an additional $5.1 million provision for loan loss associated with a receivable for operating expenses paid on behalf of the borrower during the year ended December 31, 2018.
The Company completed foreclosure proceedings under the mezzanine loan to take control of the 28 cross-collateralized properties in January 2019. To improve the operating performance of the 28 properties, the Company has engaged new property managers, working under the oversight of its asset management team. See Note 7 “Real Estate, net and Real Estate Held for Sale” for further discussion.
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

	Unpaid Principal Balance(1)	Gross Carrying Value
		With Allowance for Loan Losses	Without Allowance for Loan Losses	Total	Allowance for Loan Losses(2)
June 30, 2019	$318,737	$320,058	$—	$320,058	$172,894
December 31, 2018	456,703	458,942	—	458,942	109,328

_________________________________________

(1)
At June 30, 2019, includes four loans to the same borrower and secured by the same collateral with combined unpaid principal balance of $257.2 million and gross carrying value of $258.1 million on non-accrual status. All other loans included in this table remain current on interest payments.

(2)
At December 31, 2018, allowance for loan losses does not include $5.1 million of provision for loan loss associated with a receivable for operating expenses paid by the Company on the borrower’s behalf in connection with four loans for which the Company took possession of the underlying collateral in January 2019.

The average carrying value and interest income recognized on impaired loans were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average carrying value before allowance for loan losses	$320,934	$496,559	$389,500	$399,546
Interest income	1,305	6,897	2,651	10,655

Allowance for Loan Losses
As of June 30, 2019, the allowance for loan losses was $172.9 million related to $320.1 million in carrying value of loans. As of December 31, 2018 the allowance for loan losses was $109.3 million related to $458.9 million in carrying value of loans.
Changes in allowance for loan losses on loans are presented below (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Allowance for loan losses at beginning of period	$109,328	$517
Provision for loan losses	110,258	—
Charge-off	(46,692)	—
Recoveries	—	(517)
Allowance for loan losses at end of period	$172,894	$—

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
As of June 30, 2019, there were four loans to one borrower with contractual payments past due, which represent the NY hospitality loans previously discussed. The remaining loans and preferred equity investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were 13 loans held for investment with contractual payments past due as of December 31, 2018. For the six months ended June 30, 2019, no debt investment contributed more than 10.0% of interest income.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2019, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments was $226.1 million. Refer to Note 17, “Commitments and Contingencies” for further details.

5.	Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Equity method investments	$665,414	$742,186
Investments under fair value option	53,893	160,851
Investments in Unconsolidated Ventures	$719,307	$903,037

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
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of June 30, 2019 and December 31, 2018, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Carrying Value
Investments	Description	June 30, 2019	December 31, 2018
ADC investments(1)(2)	Interests in five acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	$164,635	$165,823
Other investment ventures(1)	Interests in fifteen investments, each with less than $171.3 million carrying value at June 30, 2019	500,779	576,363
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

Impairment
During the three months ended June 30, 2019, the Company recognized its proportionate share of impairment loss totaling $8.8 million on one senior loan secured by a regional mall (“Southeast Regional Mall”) of which the Company owns 50.0% of the joint venture. The impairment recorded reflects the estimated fair value of the collateral and is included in equity in earnings of unconsolidated ventures on the Company’s consolidated statements of operations.
Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests, which range from 0.4% to 24.5%, in PE Investments under the fair value option. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
During the first quarter, the Company sold a portion of its PE Investments for $48.9 million and recognized a loss of $0.7 million, which is included in earnings from investments in unconsolidated ventures on the Company’s consolidated statements of operations. During the three months ended March 31, 2019, the Company received $42.3 million in proceeds related to the sale of its PE Investments.
During the three months ended June 30, 2019, the Company received $44.6 million in proceeds related to the sale of its PE Investments. Subsequent to June 30, 2019 the Company received an additional $19.2 million of sales proceeds from its PE Investments. The Company has collectively received $120.6 million of the total $141.8 million under binding sales contracts.

6.	Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of June 30, 2019 and December 31, 2018 (dollars in thousands):

								Weighted Average
		Principal Amount(1)	Total Discount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value	Coupon(2)	Unleveraged Current Yield
As of Date:	Count				Gain	(Loss)
June 30, 2019	43	$292,284	$(59,478)	$232,806	$16,294	$—	$249,100	3.19%	7.10%
December 31, 2018	43	292,284	(62,772)	229,512	2,167	(3,494)	228,185	3.19%	7.10%
_________________________________________

(1)	CRE securities serve as collateral for financing transactions including carrying value of $247.3 million for the CMBS Credit Facilities (refer to Note 10). The remainder is unleveraged.

(2)	All CMBS are fixed rate.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recorded an unrealized gain in OCI of $7.9 million and $17.6 million for the three and six months ended June 30, 2019 and an unrealized loss in OCI of $1.0 million and $2.8 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, the Company had no securities in an unrealized loss position.
As of June 30, 2019, the weighted average contractual maturity of CRE securities was 31.5 years with an expected maturity of 6.9 years.
The Company had $0.7 million and $0.8 million of interest receivable related to its real estate securities, available for sale as of June 30, 2019 and December 31, 2018, respectively.
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
As of June 30, 2019, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $3.1 billion and $2.8 billion, respectively. As of December 31, 2018, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $3.1 billion and $2.9 billion, respectively. As of June 30, 2019, across the three consolidated securitization trusts, the underlying collateral consisted of 157 underlying commercial mortgage loans, with a weighted average coupon of 4.9% and a weighted average loan to value ratio of 56.4%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Assets
Mortgage loans held in a securitization trust, at fair value	$3,175,950	$3,116,978
Receivables, net	12,920	13,178
Total assets	$3,188,870	$3,130,156
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$3,026,282	$2,973,936
Accrued and other liabilities	12,241	12,233
Total liabilities	$3,038,523	$2,986,169

The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $149.7 million and $143.0 million as of June 30, 2019 and December 31, 2018, respectively, and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 15, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The below table presents net income attributable to the Company’s common stockholders for the three and six months ended June 30, 2019 and 2018 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018(1)
Statement of Operations
Interest expense	$(278)	$—	$(541)	$—
Interest income on mortgage loans held in securitization trusts	38,656	39,496	77,132	65,361
Interest expense on mortgage obligations issued by securitization trusts	(35,756)	(36,459)	(71,391)	(60,737)
Net interest income	2,622	3,037	5,200	4,624
Administrative expense	(331)	(461)	(690)	(362)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	5,549	3,696	6,578	4,193
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(2,203)	48	(2,203)
Net income attributable to Colony Credit Real Estate, Inc. common stockholders	$7,840	$4,069	$11,136	$6,252

_________________________________________

(1)
The net income attributable to the Company’s stockholders for the six months ended June 30, 2018 reflects only five months of activity, as the Company’s investments in the subordinate tranches of the securitization trusts were acquired from NorthStar I and NorthStar II in the Combination on February 1, 2018.

In July 2019, the Company sold its retained investments in the subordinate tranches of one securitization trust for $33.4 million in total proceeds. The Company will recognize a gain of approximately $3.8 million in connection with the sale during the third quarter of 2019. As a result of the sale, the Company will deconsolidate one of the securitization trusts.

7.	Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Land and improvements	$226,746	$226,141
Buildings, building leaseholds, and improvements	1,014,376	1,010,339
Tenant improvements	25,184	24,060
Construction-in-progress	2,497	437
Subtotal	$1,268,803	$1,260,977
Less: Accumulated depreciation	(54,354)	(34,532)
Less: Impairment(1)	(7,094)	(7,094)
Net lease portfolio, net	$1,207,355	$1,219,351

_________________________________________

(1)	See Note 15, “Fair Value,” for discussion of impairment of real estate.
The following table presents the Company’s portfolio of other real estate, net, including foreclosed properties, as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Land and improvements	$135,944	$113,495
Buildings, building leaseholds, and improvements	544,542	627,612
Tenant improvements	46,527	24,001
Furniture, fixtures and equipment	7,236	17,910
Construction-in-progress	2,416	2,635
Subtotal	$736,665	$785,653
Less: Accumulated depreciation	(35,721)	(23,030)
Less: Impairment(1)	(10,000)	(22,284)
Other portfolio, net	$690,944	$740,339
_________________________________________

(1)	See Note 15, “Fair Value,” for discussion of impairment of real estate.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the six months ended June 30, 2019, the Company had no single property with rental and other income equal to or greater than 10.0% of total revenue.
At June 30, 2019 and December 31, 2018, the Company held foreclosed properties which are included in real estate, net with a carrying value of $160.6 million and $128.8 million, respectively. At June 30, 2019, the Company held foreclosed properties in assets held for sale of $72.3 million.
Depreciation Expense
Depreciation expense on real estate was $20.7 million and $13.5 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense on real estate was $40.6 million and $22.8 million for the six months ended June 30, 2019 and 2018, respectively.
Property Operating Income
For the three months ended June 30, 2018, property operating income was composed of $39.0 million of total lease revenue and $0.7 million of hotel operating income, respectively. For the six months ended June 30, 2018, property operating income was composed of $67.2 million of total lease revenue and $1.1 million of hotel operating income, respectively. For the three and six months ended June 30, 2019, the components of property operating income were as follows (dollars in thousands).

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Lease revenues(1)
Minimum lease revenue	$45,115	$89,643
Variable lease revenue	5,518	12,174
	$50,633	$101,817
Hotel operating income	13,188	24,522
	$63,821	$126,339

_________________________________________

(1)	Excludes net amortization income related to above and below-market leases of $0.9 million and $1.6 million for the three and six months ended June 30, 2019, respectively.
For the three and six months ended June 30, 2018, property operating income and property operating expense included $0.8 million and $1.6 million, respectively, of property taxes paid directly by lessees.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of June 30, 2019 (dollars in thousands):

Remainder of 2019	$81,114
2020	128,231
2021	114,582
2022	102,475
2023	85,094
2024 and thereafter	517,529
Total	$1,029,025

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
The rental properties owned at June 30, 2019 are leased under non-cancellable operating leases with current expirations ranging from 2019 to 2046, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancelable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and six months ended June 30, 2019 was approximately $0.7 million and $1.5 million, respectively. Ground rent expense for the three and six months ended June 30, 2018 was approximately $0.7 million and $1.4 million, respectively.
Refer to Note 17, “Commitments and Contingencies” for the details of future minimum rental payments on noncancelable ground lease on real estate as of June 30, 2019.
Real Estate Asset Acquisitions
The following table summarizes the Company’s real estate asset acquisitions for the six months ended June 30, 2019 and the year ended December 31, 2018 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price(1)	Land and Improvements(2)	Building and Improvements(2)	Furniture, Fixtures and Equipment	Lease Intangible Assets(2)	Other Assets	Other Liabilities
Six Months Ended June 30, 2019
June	Retail - Massachusetts(3)	3	$21,919	$9,294	$6,598	$—	$5,256	$1,538	$(767)
January	Various - in U.S.(3)	28	105,437	38,145	66,413	—	879	—	—
			$127,356	$47,439	$73,011	$—	$6,135	$1,538	$(767)
Year Ended December 31, 2018
July	Office - Norway(4)	26	$318,860	$60,510	$271,983	$—	$25,287	$—	$(38,920)
August	Hotel - Dallas, TX(3)	1	75,663	8,216	61,580	3,947	465	2,023	(568)
August	Industrial - Various in U.S.(4)	2	292,000	66,844	189,105	—	36,051	—	—
September	Hotel - Pittsburgh, PA(3)	1	42,315	7,247	26,363	3,025	1,408	4,392	(120)
			$728,838	$142,817	$549,031	$6,972	$63,211	$6,415	$(39,608)
_________________________________________

(1)	Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rate as of the respective dates of acquisitions, where applicable.

(2)
Useful life of real estate acquired is 7 to 41 years for buildings, 1 to 15 years for site improvements, 15 to 20 years for tenant improvements, 2 to 3 years for furniture, fixtures and equipment, and 1 to 20 years for lease intangibles.

(3)	Represents assets acquired by the Company through foreclosure.

(4)	Represents net lease properties acquired by the Company.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Held for Sale
The following table summarizes the Company’s assets and related liabilities held for sale related to real estate (dollars in thousands):

June 30, 2019
Assets
Real estate, net	$147,246
Deferred leasing costs and intangible assets, net	461
Total assets held for sale	$147,707

During the three months ended June 30, 2019, the Company classified its student housing portfolio, a retail property, and a hotel as held for sale.
There were no assets held for sale that constituted discontinued operations as of June 30, 2019 and December 31, 2018.

8.	Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities at June 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

	June 30, 2019
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$127,229	$(32,943)	$94,286
Deferred leasing costs	46,046	(10,744)	35,302
Above-market lease values	18,931	(5,532)	13,399
Other intangibles	905	(371)	534
	$193,111	$(49,590)	$143,521
Intangible Liabilities
Below-market lease values	$39,235	$(7,868)	$31,367

	December 31, 2018
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$115,778	$(27,120)	$88,658
Deferred leasing costs	39,130	(6,848)	32,282
Above-market lease values	16,203	(3,883)	12,320
Other intangibles	906	(134)	772
Below-market ground lease obligations(1)	52	(16)	36
	$172,069	$(38,001)	$134,068
Intangible Liabilities
Below-market lease values	$19,374	$(4,278)	$15,096

_________________________________________

(1)	Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019 the below-market ground lease obligations are included in right-of-use lease assets.
The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Above-market lease values	$(876)	$(1,305)	$(1,889)	$(2,212)
Below-market lease values	1,857	1,185	3,482	1,986
Net increase (decrease) to property operating income	$981	$(120)	$1,593	$(226)

Below-market ground lease obligations(1)	$—	$2	$—	$4
Increase to property operating expense	$—	$2	$—	$4

In-place lease values	$5,980	$8,560	$11,454	$17,106
Deferred leasing costs	2,408	956	4,547	1,979
Other intangibles	120	—	239	—
Amortization expense	$8,508	$9,516	$16,240	$19,085

_________________________________________

(1)	Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019 the below-market ground lease obligations are included in right-of-use lease assets.
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities for each of the next five years and thereafter as of June 30, 2019 (dollars in thousands):

	Remainder of 2019	2020	2021	2022	2023	2024 and thereafter	Total
Above-market lease values	$2,329	$4,136	$2,813	$1,971	$971	$1,179	$13,399
Below-market lease values	(5,215)	(9,452)	(8,409)	(6,884)	(1,001)	(406)	(31,367)
Net increase (decrease) to property operating income	$(2,886)	$(5,316)	$(5,596)	$(4,913)	$(30)	$773	$(17,968)

In-place lease values	$11,202	$18,086	$13,979	$9,356	$6,343	$35,320	$94,286
Deferred leasing costs	5,104	7,529	6,158	4,630	3,018	8,863	35,302
Other intangibles	236	298	—	—	—	—	534
Amortization expense	$16,542	$25,913	$20,137	$13,986	$9,361	$44,183	$130,122

9.	Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Restricted cash:
Borrower escrow deposits	$62,061	$65,995
Margin pledged as collateral	18,256	7,567
Capital expenditure reserves	17,938	17,440
Real estate escrow reserves	9,563	7,304
Working capital and other reserves	5,184	2,905
Tenant lockboxes	1,125	5,642
Restricted cash of consolidated Securitization 2016-1	—	3,293
Total	$114,127	$110,146

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a summary of other assets as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Other assets:
Right-of-use lease asset(1)	$25,300	$—
Derivative asset	21,189	14,139
Prepaid taxes and deferred tax assets	20,650	32,878
Deferred financing costs, net - credit facilities	11,022	9,415
Prepaid expenses	6,032	5,574
Other assets	2,237	—
Investment deposits and pending deal costs	779	—
Total	$87,209	$62,006

_________________________________________

(1)
Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019, the Company, as lessee of various ground leases, recognized right-of-use lease assets and corresponding liabilities for future obligations under lease arrangements on balance sheet.

The following table presents a summary of accrued and other liabilities as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Accrued and other liabilities:
Current and deferred tax liability	$31,880	$36,730
Accounts payable, accrued expenses and other liabilities	27,927	29,151
Right-of-use lease liability(1)	25,263	—
Interest payable	17,787	21,576
Derivative liability	16,281	6,042
Prepaid rent and unearned revenue	11,491	10,481
Tenant security deposits	2,922	2,207
Total	$133,551	$106,187

_________________________________________

(1)
Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019, the Company, as lessee of various ground leases, recognized right-of-use lease assets and corresponding liabilities for future obligations under lease arrangements on balance sheet.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Debt
The following table presents debt as of June 30, 2019 and December 31, 2018 (dollars in thousands):

						June 30, 2019		December 31, 2018
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Securitization bonds payable, net
2014 FL1(3)		Non-recourse	Apr-31	LIBOR + 3.33%		$23,377	$23,377	$25,549	$25,549
2014 FL2(3)		Non-recourse	NA	NA		—	—	18,320	18,320
Securitization 2016-1(3)		Non-recourse	NA	NA		—	—	37,503	37,503
Subtotal securitization bonds payable, net						23,377	23,377	81,372	81,372

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Oct-27	4.45%		24,360	24,360	24,606	24,606
Net lease 2		Non-recourse	Nov-26	4.45%		3,453	3,354	3,484	3,378
Net lease 3		Non-recourse	Nov-26	4.45%		7,451	7,237	7,519	7,290
Net lease 4		Non-recourse	Jun-21	4.00%		12,618	12,508	12,786	12,648
Net lease 5		Non-recourse	Jul-23	LIBOR + 2.15%		1,872	1,823	2,078	2,024
Net lease 6		Non-recourse	Aug-26	4.08%		32,097	31,794	32,378	32,054
Net lease 7(4)		Non-recourse	Nov-26	4.45%		18,747	18,208	18,917	18,342
Net lease 8		Non-recourse	Mar-28	4.38%		12,328	11,839	12,434	11,920
Net lease 9		Non-recourse	Apr-21(5)	LIBOR + 2.50%		74,744	74,567	73,702	73,696
Net lease 10		Non-recourse	Jul-25	4.31%		250,000	246,740	250,000	246,522
Net lease 11(6)		Non-recourse	Jun-25	3.91%		187,584	190,244	184,320	186,934
Net lease 12		Non-recourse	Sep-33	4.77%		200,000	198,481	200,000	198,449
Multifamily 1		Non-recourse	Dec-23	4.84%		43,235	43,768	43,500	44,008
Multifamily 2		Non-recourse	Dec-23	4.94%		42,743	43,201	43,000	43,501
Multifamily 3		Non-recourse	Jan-24	5.15%		15,925	16,439	16,000	16,561
Multifamily 4(7)		Non-recourse	Dec-20	5.27%		11,863	12,070	11,964	12,228
Multifamily 5		Non-recourse	Nov-26	3.98%		24,104	23,343	24,289	23,485
Office 1		Non-recourse	Oct-24	4.47%		108,850	109,701	108,850	109,779
Office 2		Non-recourse	Jan-25	4.30%		75,901	75,130	76,448	75,620
Office 3		Non-recourse	Apr-23	LIBOR + 4.00%		31,126	30,193	31,126	29,974
Hotel 1(8)		Non-recourse	Apr-24	LIBOR + 2.95%		21,500	20,215	—	—
Other notes payable(9)		Non-recourse	Jun-24	LIBOR + 3.00%		62,700	62,700	—	—
Subtotal mortgage and other notes payable, net						1,263,201	1,257,915	1,177,401	1,173,019

Bank credit facility
Bank credit facility	$560,000	Recourse	Feb-23 (10)	LIBOR + 2.25%		221,500	221,500	295,000	295,000
Subtotal bank credit facility						221,500	221,500	295,000	295,000

Master repurchase facilities
Bank 1 facility 3	$400,000	Limited Recourse(11)	Apr-23(12)	LIBOR + 1.90%	(13)	197,265	197,265	143,400	143,400
Bank 2 facility 3	200,000	Limited Recourse(11)	Oct-22(14)	LIBOR + 2.50%	(13)	22,750	22,750	22,750	22,750
Bank 3 facility 3	600,000	Limited Recourse(11)	Apr-21	LIBOR + 2.24%	(13)	505,212	505,212	352,108	352,108
Bank 7 facility 1	500,000	Limited Recourse(11)	Apr-22(15)	LIBOR + 1.91%	(13)	424,025	424,025	308,434	308,434
Bank 8 facility 1	250,000	Limited Recourse(11)	Jun-21(16)	LIBOR + 2.00%	(13)	164,977	164,977	53,596	53,596

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

						June 30, 2019		December 31, 2018
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Bank 9 facility 1	300,000	(17)	Nov-23(18)	LIBOR + 1.65%	(13)	66,643	66,643	—	—
Subtotal master repurchase facilities	$2,250,000					1,380,872	1,380,872	880,288	880,288

CMBS credit facilities
Bank 1 facility 1		Recourse	(19)	LIBOR + 1.16%	(13)	19,799	19,799	18,542	18,542
Bank 1 facility 2		Recourse	(19)	LIBOR + 1.16%	(13)	18,364	18,364	17,237	17,237
Bank 3 facility		Recourse	(19)	NA		—	—	—	—
Bank 4 facility		Recourse	(19)	NA		—	—	—	—
Bank 5 facility 1		Recourse	(19)	NA		—	—	—	—
Bank 5 facility 2		Recourse	(19)	NA		—	—	—	—
Bank 6 facility 1		Recourse	(19)	LIBOR + 1.28%	(13)	87,991	87,991	80,838	80,838
Bank 6 facility 2		Recourse	(19)	LIBOR + 1.10%	(13)	80,264	80,264	74,013	74,013
Subtotal CMBS credit facilities						206,418	206,418	190,630	190,630
Subtotal credit facilities						1,808,790	1,808,790	1,365,918	1,365,918

Total						$3,095,368	$3,090,082	$2,624,691	$2,620,309
_________________________________________

(1)	Subject to customary non-recourse carveouts.

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

(5)
The current maturity of the mortgage payable is April 2020, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(6)	As of June 30, 2019, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $187.6 million.

(7)	Represents two separate senior mortgage notes with a weighted average maturity of December 2020 and weighted average interest rate of 5.27%.

(8)
The current maturity of the mortgage payable is April 2022, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(9)
The current maturity of the note payable is June 2021, with three one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(10)	The ability to borrow additional amounts terminates on February 1, 2022 at which time the Company may, at its election, extend the termination date for two additional six-month terms.

(11)	Recourse solely with respect to 25.0% of the financed amount.

(12)
The next maturity date is April 2021, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(13)
Represents the weighted average spread as of June 30, 2019. The contractual interest rate depends upon asset type and characteristics and ranges from one-month London Interbank Offered Rates (“LIBOR”) plus 1.10% to 2.75%.

(14)	The next maturity date is October 2019, with three one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(15)	The next maturity date is April 2021, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(16)	The next maturity date is June 2020, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(17)	Recourse is either 25.0% or 50.0% depending on loan metrics.

(18)	The next maturity date is November 2021, with two one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(19)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from one to two months.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at June 30, 2019 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remainder of 2019	$207,692	$—	$1,274	$206,418
2020	14,506	—	14,506	—
2021	759,452	—	89,264	670,188
2022	449,295	—	2,520	446,775
2023	604,931	—	119,522	485,409
2024 and thereafter	1,059,492	23,377	1,036,115	—
Total	$3,095,368	$23,377	$1,263,201	$1,808,790

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
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At June 30, 2019, the borrowing base valuation was sufficient to support the outstanding principal amount of $221.5 million.
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the applicable borrower’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at June 30, 2019), depending upon the amount of facility utilization.
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
The Bank Credit Facility contains various affirmative and negative covenants including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as specified in the Bank Credit Facility. At June 30, 2019, the Company was in compliance with all of the financial covenants.
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
As of June 30, 2019, the Company had $31.4 million carrying value of CRE debt investments financed with $23.4 million of securitization bonds payable, net.
Master Repurchase Facilities
As of June 30, 2019, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.3 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of June 30, 2019, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of June 30, 2019, the Company had $1.9 billion carrying value of CRE debt investments financed with $1.4 billion under the master repurchase facilities.
CMBS Credit Facilities
As of June 30, 2019, the Company entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of June 30, 2019, the Company had $247.3 million carrying value of CRE securities financed with $177.7 million under its CMBS Credit Facilities. As of June 30, 2019, the Company had $51.2 million carrying value of underlying investments in the subordinate tranches of the securitization trusts financed with $28.7 million under its CMBS Credit Facilities.

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
For the three and six months ended June 30, 2019, the total management fee expense incurred was $11.4 million and $22.7 million, respectively. For the three and six months ended June 30, 2018, the total management fee expense incurred was $11.8 million and $19.8 million, respectively. As of June 30, 2019 and December 31, 2018, $11.4 million and $11.5 million, respectively, of unpaid management fee were included in due to related party in the Company’s consolidated balance sheets.
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
The Company did not incur any incentive fees during the three and six months ended June 30, 2019 and 2018.
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
For the three and six months ended June 30, 2019, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $2.8 million and $5.6 million, respectively, and are included in administrative expense on the consolidated statements of operations. For the three and six months ended June 30, 2018, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $2.4 million and $4.2 million, respectively. As of June 30, 2019 and December 31, 2018, there was $2.5 million and $3.5 million, respectively, of unpaid expenses included in due to related party in the Company’s consolidated balance sheets.
Other Payables to Manager
Other payables to the Manager includes Combination related adjustments that consist of certain cash contributions from and distributions to Colony Capital or its subsidiaries on behalf of the CLNY Contributed Portfolio.
For the six months ended June 30, 2019, there were no other payables to the Manager. For the six months ended June 30, 2018, the other payables to Manager was $2.9 million and the net liabilities assumed in the Combination was $6.4 million. Both of these were paid as of December 31, 2018.
Manager Equity Plan
In March 2019, the Company granted 800,000 shares to the Manager and/or employees thereof under the 2018 Equity Incentive Plan (the “2018 Plan”). In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and the

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Manager and/or employees thereof under the 2018 Plan. 1,410,792 shares remain granted and unvested as of June 30, 2019. See Note 12, “Equity-Based Compensation” for further discussion on the 2018 Plan including shares issued to independent directors of the Company. In connection with these grants, the Company recognized share-based compensation expense of $2.6 million and $4.3 million to its Manager within administrative expense in the consolidated statement of operations for the three and six months ended June 30, 2019, respectively. The Company recognized share based compensation expense of $1.8 million and $2.1 million to its Manager within administrative expense in the consolidated statement of operations for the three and six months ended June 30, 2018, respectively.
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
In July 2017, NorthStar II entered into a joint venture with an affiliate of the Manager to make a $60.0 million investment in a $180.0 million mezzanine loan which was originated by such affiliate of the Manager. The transaction was approved by NorthStar II’s board of directors, including all of its independent directors. The investment was purchased by the Company in connection with the Combination. In June 2018, the Company increased its commitment to $101.8 million in connection with the joint venture bifurcating the mezzanine loan into a mezzanine loan and a preferred equity investment. As of June 30, 2019, the Company had an unfunded commitment of $11.4 million remaining. The Company’s interest in both the underlying mezzanine loan and preferred equity investment is 31.8%, and the affiliate entities own the remaining 68.2%. Both the underlying mezzanine loan and preferred equity investment carry a fixed 12.9% interest rate. This investment is recorded in investments in unconsolidated ventures in the Company’s consolidated balance sheets. Subsequent to June 2019, the Company increased its commitment in the mezzanine loan from $101.8 million to $189.0 million. The upsized mezzanine loan carries a fixed 12.9% interest rate. See Note 20, “Subsequent Events,” for further detail.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Shares subject to an award granted under the 2018 Plan will be counted against the maximum number of shares of Class A common stock available for issuance thereunder as one share of Class A common stock for every one share of Class A common stock subject to such an award. Shares subject to an award granted under the 2018 Plan will again become available for issuance under the 2018 Plan if the award terminates by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares (except as set forth in the following sentence). The number of shares of Class A common stock available for issuance under the 2018 Plan will not be increased by (i) any shares tendered or withheld in connection with the purchase of shares upon exercise of a stock option, (ii) any shares deducted or delivered in connection with the Company’s tax withholding obligations, or (iii) any shares purchased by the Company with proceeds from stock option exercises. The shares granted in May 2019 to the independent directors of the Company under the 2018 Plan vest in May 2020. Shares granted to non-independent directors, officers and the Manager under the 2018 Plan vest ratably in three annual installments.
The table below summarizes our awards granted, forfeited or vested under the 2018 Plan during the six months ended June 30, 2019:

	Number of Shares
	Restricted Stock	Total	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2018	889,713	889,713	$19.39
Granted	831,910	831,910	15.53
Vested	(278,921)	(278,921)	19.39
Forfeited	—	—	—
Unvested shares at June 30, 2019	1,442,702	1,442,702	$17.16

Fair value of equity awards that vested during the six months ended June 30, 2019, determined based on their respective fair values at vesting date, was $5.4 million. No equity awards vested during the six months ended June 30, 2018. Fair value of vested awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations. For awards granted during the six months ended June 30, 2019 and 2018, the weighted average grant date fair value per share was $15.53 and $19.39, respectively.
At June 30, 2019, aggregate unrecognized compensation cost for all unvested equity awards was $22.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.

13.	Stockholders’ Equity
Authorized Capital
As of June 30, 2019, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock. On February 1, 2019, the Class B-3 common stock automatically converted to Class A common stock and each unissued share of Class B-3 common stock was automatically reclassified as one share of Class A common stock.
The Company had no shares of preferred stock issued and outstanding as of June 30, 2019.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dividends
During the six months ended June 30, 2019, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
January 17, 2019	January 31, 2019	February 11, 2019	$0.145
February 15, 2019	February 28, 2019	March 11, 2019	$0.145
March 18, 2019	March 29, 2019	April 10, 2019	$0.145
April 15, 2019	April 30, 2019	May 10, 2019	$0.145
May 2, 2019	May 31, 2019	June 10, 2019	$0.145
June 17, 2019	June 30, 2019	July 10, 2019	$0.145

Stock Repurchase Program
The Company’s board of directors authorized a stock repurchase program (the “Stock Repurchase Program”), under which the Company may repurchase up to $300.0 million of its outstanding Class A common stock until March 31, 2020. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, through tender offers or otherwise in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
As of June 30, 2019, the Company had not repurchased any shares under the Stock Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2018	$(1,295)	$11,037	$(10,141)	$(399)
Other comprehensive income (loss)	9,530	7,222	(3,233)	13,519
AOCI at March 31, 2019	8,235	18,259	(13,374)	13,120
Other comprehensive income	7,679	916	3,832	12,427
AOCI at June 30, 2019	$15,914	$19,175	$(9,542)	$25,547

(in thousands)	Unrealized loss on real estate securities, available for sale	Total
AOCI at December 31, 2017	$—	$—
Other comprehensive loss	(1,848)	(1,848)
AOCI at March 31, 2018	(1,848)	(1,848)
Other comprehensive loss	(930)	(930)
AOCI at June 30, 2018	$(2,778)	$(2,778)

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2018	$(32)	$268	$(246)	$(10)
Other comprehensive income (loss)	228	173	(77)	324
AOCI at March 31, 2019	196	441	(323)	314
Other comprehensive income	184	22	91	297
AOCI at June 30, 2019	$380	$463	$(232)	$611

For the three and six months ended June 30, 2018, the AOCI attributable to noncontrolling interests in the OP is de minimis.

14.	Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited partnership interests in the OP held by RED REIT. Net income (loss) attributable to the noncontrolling interests is based on the limited partners’ ownership percentage of the OP. Net loss attributable to the noncontrolling interests of the OP was $2.6 million and $2.2 million for the three and six months ended June 30, 2019, respectively. Net income attributable to the noncontrolling interests of the OP was $0.3 million for each of the three and six months ended June 30, 2018.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities for the three and six months ended June 30, 2019 was $0.9 million and $1.2 million, respectively. Net loss attributable to noncontrolling interests in the investment entities for the three months ended June 30, 2018 was $0.5 million. Net income attributable to noncontrolling interests in the investment entities for the six months ended June 30, 2018 was $1.9 million.

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures - PE Investments	$—	$40,306	$13,587	$53,893	$—	$—	$160,851	$160,851
Real estate securities, available for sale	—	249,100		249,100	—	228,185	—	228,185
Mortgage loans held in securitization trusts, at fair value	—	—	3,175,950	3,175,950	—	—	3,116,978	3,116,978
Other assets - derivative assets	—	21,189	—	21,189	—	14,139	—	14,139
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$3,026,282	$—	$3,026,282	$—	$2,973,936	$—	$2,973,936
Other liabilities - derivative liabilities	—	16,281	—	16,281	—	6,042	—	6,042

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts (1)	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts (1)
Beginning balance	$160,851	$3,116,978	$24,417	$—
Contributions(2)/purchases	151	—	247,435	3,327,199
Distributions/paydowns	(13,905)	(38,386)	(38,622)	(123,117)
Equity in earnings	—		14,919	—
Sale of investments	(48,930)	—	—	—
Transfers out of Level 3	(83,870)	—	—	—
Unrealized gain (loss) in earnings	—	97,310	(6,696)	(47,767)
Realized gain (loss) in earnings	(710)	48	—	(2,203)
Ending balance	$13,587	$3,175,950	$241,453	$3,154,112
_________________________________________

(1)
For the six months ended June 30, 2019, unrealized gain of $97.3 million related to mortgage loans held in securitization trusts, at fair value was offset by unrealized loss of $90.7 million related to mortgage obligations issued by securitization trusts, at fair value.

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
As of June 30, 2019 and December 31, 2018, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of June 30, 2019 and December 31, 2018, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and 11.0% to 15.0%, respectively, and timing and amount of expected future cash flows. As of December 31, 2018, the Company applied additional mark-to-market adjustments based on a percentage of GP NAV with a weighted average of 11.2%. No additional mark-to-market adjustments were recorded as of June 30, 2019. As of June 30, 2019 and December 31, 2018, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included yields ranging from 14.3% to 17.4% and 14.5% and 19.0%, respectively, and a weighted average life of 4.8 years and 5.4 years, respectively. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the six months ended June 30, 2019, the Company recorded a realized loss associated with the sale of a portion of the Company’s PE Investments of $0.7 million. For the three and six months ended June 30, 2018, the Company recorded an unrealized loss on PE Investments of $5.6 million and $6.7 million, respectively. These amounts, when incurred, are recorded as equity in earnings of unconsolidated ventures in the consolidated statements of operations.
For the three and six months ended June 30, 2019, the Company recorded a net unrealized gain of $5.5 million and $6.6 million, respectively, related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. For the three and six months ended June 30, 2018, the Company recorded a net unrealized gain of $3.7 million and $4.2 million, respectively, related to mortgage loans held in mortgage obligations issued by securitization trusts, at fair value. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
For the six months ended June 30, 2019, the Company recorded a de minimis realized gain on mortgage loans held in securitization trusts, at fair value which represents a recovery of a loss previously recorded in 2018. This amount is recorded as realized gain on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of June 30, 2019 and December 31, 2018, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019				December 31, 2018
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net	$2,578,891	(2)	$2,398,191	$2,409,579	$2,129,857	(2)	$2,020,497	$2,025,216
Financial liabilities:(1)
Securitization bonds payable, net	$23,377		$23,377	$23,377	$81,372		$81,372	$81,372
Mortgage notes payable, net	1,263,201		1,257,915	1,263,564	1,177,401		1,173,019	1,177,669
Master repurchase facilities	1,808,790		1,808,790	1,808,790	1,365,918		1,365,918	1,365,918
_________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $226.1 million and $135.0 million as of June 30, 2019 and December 31, 2018, respectively.
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
The following table summarizes assets carried at fair value on a nonrecurring basis, measured at the time of impairment (dollars in thousands):

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Real estate, net	$—	$—	$37,937	$37,937	$—	$—	$78,312	$78,312
Assets held for sale	—	1,073	66,365	67,438	—	—	—	—

The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented (dollars in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Impairment of operating real estate	$10,124	$10,124

Real estate, net—Impaired real estate held for investment consisted of one property in the Company’s net lease segment and 11 properties in its other segment, resulting from one or more changes including reduction in the estimated holding period of the properties, rent reductions and exposure to the retail market. Fair value of all 12 properties was determined using a future cash flow analysis that included an eventual sale of the properties, with expected sale price generally based on broker price opinions, and/or applying a terminal capitalization rate of 12.0% for the net lease property and a range of discount rates of 12.0% to 15.0% for all 12 properties. The Company recorded $7.1 million of impairment on its net lease property during the third quarter of 2018 and $10.0 million of impairment on the 11 properties in its other segment during the three months ended June 30, 2019.
Real estate held for sale—Impaired real estate held for sale consists of three properties in the Company’s other real estate segment, resulting from one or more changes including a reduction in the estimated holding period of these properties, exposure to the student housing markets and contracted sales price. Fair value of the two student housing properties was determined using a future cash flow analysis that included an eventual sale of the properties, with expected sales price generally based on broker price opinions, and applying terminal capitalization rates of 6.0% and a discount rate of 8.0%. The $0.1 million write down to fair value less cost to sell of the third property was based on the contracted sales price and thus classified as Level 2 of the fair value hierarchy.
See Note 7, “Real Estate, net and Real Estate Held for Sale” for further information.

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of June 30, 2019 and December 31, 2018, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	June 30, 2019			December 31, 2018
	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$18,004	$3,180	$21,184	$11,312	$2,796	$14,108
Interest rate contracts	—	5	5	—	31	31
Included in other assets	$18,004	$3,185	$21,189	$11,312	$2,827	$14,139
Derivative Liabilities
Foreign exchange contracts	$(8)	$—	$(8)	$(10)	$—	$(10)
Interest rate contracts	—	(16,273)	(16,273)	—	(6,032)	(6,032)
Included in accrued and other liabilities	$(8)	$(16,273)	$(16,281)	$(10)	$(6,032)	$(6,042)

As of June 30, 2019, counterparties held $16.8 million in cash collateral for the derivative contracts.
The following table summarizes the foreign exchange and interest rate contracts as of June 30, 2019:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)		Range of Maturity Dates
		Designated	Non-Designated
FX Forward	EUR	€164,533	€—	December 2019 - June 2023
FX Forward	NOK	NOK 585,600	NOK 341,548	July 2019 - July 2023
Interest Rate Swap	USD	$—	$404,052	April 2020 - August 2028
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations and of comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other gain (loss), net
Non-designated foreign exchange contracts	$141	$—	$378	$—
Non-designated interest rate contracts	(6,178)	10	(10,261)	32
	$(6,037)	$10	$(9,883)	$32
Accumulated other comprehensive income (loss)
Designated foreign exchange contracts	$938	$—	$8,333	$—
	938	—	8,333	—
Interest income
Non-designated interest rate contracts	$—	$825	$—	$680

At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), net. During the three and six months ended June 30, 2019 and 2018, no gain (loss) was transferred from accumulated other comprehensive income (loss).
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
		(Assets) Liabilities	Cash Collateral Pledged
June 30, 2019
Derivative Assets
Foreign exchange contracts	$21,184	$(8)	$—	$21,176
Interest rate contracts	5	(5)	—	—
	$21,189	$(13)	$—	$21,176
Derivative Liabilities
Foreign exchange contracts	$(8)	$8	$—	$—
Interest rate contracts	(16,273)	5	16,268	—
	$(16,281)	$13	$16,268	$—

December 31, 2018
Derivative Assets
Foreign exchange contracts	$14,108	$(10)	$—	$14,098
Interest rate contracts	31	—	—	31
	$14,139	$(10)	$—	$14,129
Derivative Liabilities
Foreign exchange contracts	$(10)	$10	$—	$—
Interest rate contracts	(6,032)	—	5,490	(542)
	$(6,042)	$10	$5,490	$(542)

17.	Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2019, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments for loans and preferred equity held for investment was $200.9 million for senior loans, $3.3 million for corporate term loans and $21.9 million for mezzanine loans. Total unfunded commitments for equity method investments was $11.4 million.
Ground Lease Obligation
The Company's operating leases are ground leases acquired with real estate.
At June 30, 2019, the weighted average remaining lease terms were 15.8 years for ground leases.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and six months ended June 30, 2018, ground lease expense, including variable lease expense incurred, was $0.7 million and $1.4 million, respectively. The following table presents lease expense, included in property operating expense, for the three and six months ended June 30, 2019 (dollars in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense:
Minimum lease expense	$735	$1,544
Variable lease expense	—	—
	$735	$1,544

The operating lease liability was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancelable ground leases on real estate as of June 30, 2019 (dollars in thousands):

Remainder of 2019	$1,565
2020	3,128
2021	3,112
2022	3,140
2023	2,732
2024 and thereafter	24,923
Total lease payments	38,600
Less: Present value discount	13,337
Operating lease liability (Note 9)	$25,263

The following table presents future minimum rental payments, excluding contingent rents, on noncancelable ground leases on real estate as of December 31, 2018 (dollars in thousands):

2019	$2,821
2020	2,819
2021	2,804
2022	1,882
2023	1,388
2024 and thereafter	12,998
Total	$24,712

Litigation and Claims
The Company may be involved in the litigation and claims in the ordinary course of the business. As of June 30, 2019, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

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

The Company primarily generates revenue from net interest income on the loan, preferred equity and securities portfolios, rental and other income from its net leased, hotel, multi-tenant office, and multifamily real estate assets, as well as equity in earnings of unconsolidated ventures, including from PE Investments. CRE debt securities include the Company’s investment in the subordinate tranches of the securitization trusts which are eliminated in consolidation. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Loan	CRE Debt Securities	Net Leased Real Estate	Other	Corporate(1)	Total
Three Months Ended June 30, 2019
Net interest income (expense)	$22,307	$5,442	$3	$—	$(3,825)	$23,927
Property and other income	148	74	25,393	39,585	1	65,201
Management fee expense	—	—	—	—	(11,357)	(11,357)
Property operating expense	—	—	(4,696)	(23,444)	—	(28,140)
Transaction, investment and servicing expense	(906)	—	(60)	(365)	280	(1,051)
Interest expense on real estate	—	—	(9,493)	(4,405)	—	(13,898)
Depreciation and amortization	—	—	(13,040)	(16,217)	—	(29,257)
Provision for loan losses	(110,258)	—	—	—	—	(110,258)
Impairment of operating real estate	—	—	—	(10,124)	—	(10,124)
Administrative expense	(65)	(348)	(43)	(25)	(7,529)	(8,010)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	5,154	—	—	395	5,549
Other gain (loss), net	—	(6,157)	123	(28)	—	(6,062)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(88,774)	4,165	(1,813)	(15,023)	(22,035)	(123,480)
Equity in earnings of unconsolidated ventures	12,557	—	—	—	—	12,557
Income tax benefit	—	—	(46)	179	—	133
Net income (loss)	$(76,217)	$4,165	$(1,859)	$(14,844)	$(22,035)	$(110,790)

Three Months Ended June 30, 2018
Net interest income (expense)	$24,009	$7,800	$—	$—	$(1,680)	$30,129
Property and other income	525	11	16,043	23,438	359	40,376
Management fee expense	—	—	—	—	(11,791)	(11,791)
Property operating expense	—	—	(5,235)	(11,021)	—	(16,256)
Transaction, investment and servicing expense	(260)	—	(7)	(161)	(3,069)	(3,497)
Interest expense on real estate	—	—	(5,099)	(4,751)	—	(9,850)
Depreciation and amortization	—	—	(8,910)	(14,449)	—	(23,359)
Administrative expense	(168)	(485)	(9)	(12)	(6,210)	(6,884)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	443	2,599	—	(443)	1,097	3,696
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(2,203)	—	—	—	(2,203)
Other gain (loss), net	(442)	—	10	442	—	10
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	24,107	7,722	(3,207)	(6,957)	(21,294)	371
Equity in earnings of unconsolidated ventures	12,676	—	—	2,985	—	15,661
Income tax benefit (expense)	(816)	—	—	658	—	(158)
Net income (loss)	$35,967	$7,722	$(3,207)	$(3,314)	$(21,294)	$15,874
_________________________________________

(1)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended June 30, 2019 and June 30, 2018, $0.4 million and $1.1 million, respectively, was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Loan	CRE Debt Securities	Net Leased Real Estate	Other	Corporate(1)	Total
Six Months Ended June 30, 2019
Net interest income (expense)	$43,475	$10,754	$3	$—	$(8,347)	$45,885
Property and other income	256	141	51,259	76,855	1	128,512
Management fee expense	—	—	—	—	(22,715)	(22,715)
Property operating expense	—	—	(9,630)	(46,690)	—	(56,320)
Transaction, investment and servicing expense	(1,410)	—	(106)	(611)	547	(1,580)
Interest expense on real estate	—	—	(18,738)	(8,767)	—	(27,505)
Depreciation and amortization	—	—	(26,290)	(30,629)	—	(56,919)
Provision for loan losses	(110,258)	—	—	—	—	(110,258)
Impairment of operating real estate	—	—	—	(10,124)	—	(10,124)
Administrative expense	(436)	(735)	(101)	(53)	(13,338)	(14,663)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	5,820	—	—	758	6,578
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	48	—	—	—	48
Other gain (loss), net	—	(10,227)	346	(1,260)	—	(11,141)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(68,373)	5,801	(3,257)	(21,279)	(43,094)	(130,202)
Equity in earnings (losses) of unconsolidated ventures	34,577	—	—	(710)	—	33,867
Income tax benefit (expense)	(13)	—	2,784	(1,887)	(382)	502
Net income (loss)	$(33,809)	$5,801	$(473)	$(23,876)	$(43,476)	$(95,833)

Six Months Ended June 30, 2018
Net interest income (expense)	$52,241	$10,702	$—	$—	$(2,503)	$60,440
Property and other income	692	13	28,485	39,712	536	69,438
Management fee expense	—	—	—	—	(19,791)	(19,791)
Property operating expense	—	—	(9,341)	(18,628)	—	(27,969)
Transaction, investment and servicing expense	(850)	—	(17)	(167)	(33,547)	(34,581)
Interest expense on real estate	—	—	(8,597)	(7,509)	—	(16,106)
Depreciation and amortization	—	—	(15,480)	(26,671)	—	(42,151)
Administrative expense	(301)	(401)	(10)	(18)	(9,382)	(10,112)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	2,489	—	—	1,704	4,193
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(2,203)	—	—	—	(2,203)
Other gain, net	—	—	33	442	—	475
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	51,782	10,600	(4,927)	(12,839)	(62,983)	(18,367)
Equity in earnings of unconsolidated ventures	23,226	—	—	8,223	—	31,449
Income tax benefit	—	—	—	391	—	391
Net income (loss)	$75,008	$10,600	$(4,927)	$(4,225)	$(62,983)	$13,473
_________________________________________

(1)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the six months ended June 30, 2019 and June 30, 2018, $0.8 million and $1.7 million, respectively, was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents total assets by segment as of June 30, 2019 and December 31, 2018 (dollars in thousands):

Total Assets	Loan(1)	CRE Debt Securities	Net Leased Real Estate	Other(2)	Corporate(3)	Total
June 30, 2019	$3,175,492	$3,583,740	$1,362,621	$1,026,274	$(107,649)	$9,040,478
December 31, 2018	2,840,267	3,507,404	1,354,051	1,029,014	(70,006)	8,660,730
_________________________________________

(1)	Includes investments in unconsolidated ventures totaling $665.4 million and $742.2 million as of June 30, 2019 and December 31, 2018, respectively.

(2)	Includes PE Investments totaling $53.9 million and $160.9 million as of June 30, 2019 and December 31, 2018, respectively.

(3)	Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trusts in consolidation.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total income by geography:
United States	$146,214	$131,966	$295,039	$238,232
Europe	12,273	—	24,919	—
Other	—	362	35	950
Total(1)	$158,487	$132,328	$319,993	$239,182

	June 30, 2019	December 31, 2018
Long-lived assets by geography:
United States	$1,711,582	$1,764,247
Europe	330,238	329,511
Total(2)	$2,041,820	$2,093,758
_________________________________________

(1)	Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.

(2)	Long-lived assets are comprised of real estate and real estate related intangible assets, and excludes financial instruments and assets held for sale.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

19.	Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2019 and 2018 and consist of the following (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(110,790)	$15,874	$(95,833)	$13,473
Net (income) loss attributable to noncontrolling interests:
Investment Entities	880	470	1,178	(1,900)
Operating Partnership	2,569	(336)	2,222	(279)
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(107,341)	$16,008	$(92,433)	$11,294

Numerator:
Net income allocated to participating securities (nonvested shares)	(627)	$(436)	$(1,093)	$(582)
Net income (loss) attributable to common stockholders	$(107,968)	$15,572	$(93,526)	$10,712

Denominator:
Weighted average shares outstanding(1)(2)	128,534	127,887	128,240	113,355

Net income (loss) per common share - basic and diluted(2)	$(0.84)	$0.12	$(0.73)	$0.09
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
Dividends
On July 17, 2019, the Company’s board of directors declared a monthly cash dividend of $0.145 per share of Class A common stock for the month ended July 31, 2019. The common stock dividend will be paid on August 9, 2019 to stockholders of record on July 31, 2019. These distributions represent an annualized dividend of $1.74 per share of Class A common stock.
On August 1, 2019, the Company’s board of directors declared a monthly cash dividend of $0.145 per share of Class A common stock for the month ended August 31, 2019. The common stock dividend will be paid on September 10, 2019 to stockholders of record on August 31, 2019. These distributions represent an annualized dividend of $1.74 per share of Class A common stock.
Investments
Subsequent to June 30, 2019, the Company originated two senior loans with a total commitment of $114.5 million and a weighted average spread of 2.73% plus LIBOR.
The Company also originated one mezzanine loan with a total commitment of $31.9 million and an all-in interest rate of 13.0%.
The Company additionally upsized its commitment in a mezzanine loan held in a joint venture by $87.2 million to $189.0 million. The mezzanine loan carries a fixed interest rate of 12.9%.
Investments in Investing VIEs
Subsequent to June 30, 2019, the Company sold its retained investments in the subordinate tranches of one securitization trust for $33.4 million in total proceeds. The Company will recognize a gain of approximately $3.8 million in connection with the sale during the third quarter of 2019.
PE Investments
Subsequent to June 30, 2019, the Company received $19.2 million in proceeds related to the sale of its PE Investments.

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
We were organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony Capital (“CLNY”), a publicly traded REIT listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CLNY,” made an initial capital contribution of $1,000 to us. We intend to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all of our activities and hold substantially all of our assets and liabilities through our operating subsidiary, Credit RE Operating Company, LLC (the “OP”). At June 30, 2019, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned primarily by our affiliate as noncontrolling interests.
We are externally managed by a subsidiary of Colony Capital, a NYSE-listed global real estate and investment management firm with over $22 billion of total consolidated assets and over $43 billion of assets under management. As of June 30, 2019, Colony Capital owned approximately 36% of our common equity on a fully diluted basis, evidencing a strong alignment of interests between Colony Capital and our other stockholders.
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
Our Manager
We are externally managed by our manager, CLNC Manager, LLC (our “Manager”). Our Manager is a subsidiary of Colony Capital and benefits from the expertise and resources of Colony Capital. Colony Capital and its predecessors have a 27-year track record and have made over $100 billion of investments. Colony Capital’s senior management team has a long track record and extensive experience managing and investing in our target assets and other real estate-related investments through a variety of credit cycles and market conditions. Colony Capital’s global footprint and corresponding network provides its investment and asset management teams with proprietary market knowledge, exceptional sourcing capabilities and the local presence required to identify, execute and manage complex transactions, although Colony Capital has not been immune to national and local economic trends that are unrelated to its management of assets. Colony Capital’s successful history of external management includes its previous management of Colony Financial, Inc., an externally managed commercial mortgage REIT listed on the NYSE that focused on secondary loan acquisitions, high-yielding originations and real estate equity, its current management of NorthStar Realty Europe Corp., a publicly traded REIT listed on the NYSE and focused on European CRE with over $1 billion in assets and its management of various non-traded REITs (previously including NorthStar I and NorthStar II) and registered investment companies.
Colony Capital is headquartered in Los Angeles, California, with over 400 employees in 20 locations in 13 countries, with key offices in New York, Paris and London. Its operations are broad and diverse and include the management of real estate, both owned and on behalf of a diverse set of institutional and individual investors. Colony Capital has a highly experienced management team of diverse backgrounds with a demonstrated track record of success at asset managers and investment firms, private investment funds, investment banks and other financial service companies, which provides an enhanced perspective for managing our portfolio. Kevin P. Traenkle, a 26-year veteran of Colony Capital, serves as our Chief Executive Officer and President, and Neale W.

Redington, a 10-year veteran of Colony Capital, serves as our Chief Financial Officer and Treasurer. In addition, supporting our business, David A. Palamé, a 12-year veteran of Colony Capital, serves as our General Counsel and Secretary, and Frank V. Saracino, a four-year veteran of Colony Capital, serves as our Chief Accounting Officer.
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
Significant Developments
During the three months ended June 30, 2019 and through August 7, 2019, significant developments affecting our business and results of operations included the following:

•	Originated eight senior mortgage loans with a total commitment of $749.7 million;

•	Completed foreclosure proceedings under a mezzanine loan, taking possession of a retail property in June 2019;

•	Received $63.8 million in cash proceeds in connection with the ongoing sales of our PE Investments, of which we have received $120.6 million of the total $141.8 million under binding sales contracts;

•	Declared and paid a monthly dividend of $0.145 per share of Class A common stock from April through June, representing an annualized dividend of $1.74 per share;

•	Recorded $110.3 million of provision for loan losses on seven loans collateralized by three properties;

•	Recognized our proportionate share of an impairment loss on loan held in a joint venture totaling $8.8 million;

•	Impairment of our operating real estate due to a reduction in the estimated holding period of certain properties of $10.1 million;

•	Classified five operating real estate properties, including our student housing portfolio, one hotel, and one retail asset totaling a combined $147.7 million as held for sale;

•	Subsequent to June 30, 2019, declared a monthly cash dividend of $0.145 per share of Class A common stock for July and August, and;

•
Subsequent to June 30, 2019, sold our retained investment in the subordinate tranches of one securitization trust for $33.4 million in total proceeds; we expect to recognize a gain of approximately $3.8 million in connection with the sale.

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
Comparison of Three Months Ended June 30, 2019 and 2018 (Dollars in Thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Net interest income
Interest income	$42,073	$36,795	$5,278	14.3%
Interest expense	(21,046)	(9,703)	(11,343)	(116.9)%
Interest income on mortgage loans held in securitization trusts	38,656	39,496	(840)	(2.1)%
Interest expense on mortgage obligations issued by securitization trusts	(35,756)	(36,459)	703	1.9%
Net interest income	23,927	30,129	(6,202)	(20.6)%

Property and other income
Property operating income	64,767	39,477	25,290	64.1%
Other income	434	899	(465)	(51.7)%
Total property and other income	65,201	40,376	24,825	61.5%

Expenses
Management fee expense	11,357	11,791	(434)	(3.7)%
Property operating expense	28,140	16,256	11,884	73.1%
Transaction, investment and servicing expense	1,051	3,497	(2,446)	(69.9)%
Interest expense on real estate	13,898	9,850	4,048	41.1%
Depreciation and amortization	29,257	23,359	5,898	25.2%
Provision for loan losses	110,258	—	110,258	100.0%
Impairment of operating real estate	10,124	—	10,124	100.0%
Administrative expense (including $2,713 and $1,798 of equity-based compensation expense)	8,010	6,884	1,126	16.4%
Total expenses	212,095	71,637	140,458	196.1%

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	5,549	3,696	1,853	50.1%
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(2,203)	2,203	100.0%
Other gain (loss), net	(6,062)	10	(6,072)	(60,720.0)%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(123,480)	371	(123,851)	(33,383.0)%
Equity in earnings of unconsolidated ventures	12,557	15,661	(3,104)	(19.8)%
Income tax benefit (expense)	133	(158)	291	184.2%
Net income (loss)	$(110,790)	$15,874	$(126,664)	(797.9)%
Net Interest Income
Interest income
Interest income increased by $5.3 million to $42.1 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was primarily due to a $21.3 million increase from originations, acquisitions and refinancings of loans and CMBS in 2018 and 2019. This was partially offset by a decrease of $9.6 million related to the repayment of loan investments, a decrease of $5.4 million related to the foreclosure of eight loan investments and a decrease of $1.0 million due to placing the four NY hospitality loans on non-accrual status.

Interest expense
Interest expense increased by $11.3 million to $21.0 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily due to a $11.2 million increase related to borrowings on our master repurchase and CMBS credit facilities primarily associated with the originations and acquisitions of loans and CMBS in 2018 and 2019, a $2.8 million increase related to borrowings on the revolving credit facility and a $0.7 million increase related to deferred financing costs on our master repurchase facilities. This was partially offset by a decrease of $3.8 million related to paydowns of borrowings on our master repurchase facilities associated with the repayment and foreclosure of loan investments, as well as paydowns on our securitization bonds payable.
Property and other income
Property operating income
Property operating income increased by $25.3 million to $64.8 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily due to $19.9 million related to the 31 real estate properties acquired through legal foreclosure processes in the third quarter of 2018 and during 2019, a $9.9 million increase related to two net lease portfolios acquired in the third quarter of 2018. This was partially offset by a $4.2 million decrease related to the October 2018 sale of a multi-tenant office portfolio.
Expenses
Management fee expense
Management fee expense decreased by $0.4 million to $11.4 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of June 30, 2019 compared to June 30, 2018.
Property operating expense
Property operating expense increased by $11.9 million to $28.1 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily due to $13.8 million related to the 31 real estate properties acquired through foreclosure in the third quarter of 2018 and during 2019. This was partially offset by a $1.4 million decrease related to the October 2018 sale of a multi-tenant office portfolio.
Transaction, investment and servicing expense
Transaction, investment and servicing expense represents costs such as professional fees associated with new investments and transactions. These expenses decreased by $2.4 million to $1.1 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily as a result of lower transaction costs associated with the Combination of $1.9 million and tax refunds received of $0.9 million, partially offset by higher legal costs associated with the 28 real estate properties acquired through legal foreclosure process in January 2019.
Interest expense on real estate
Interest expense on real estate increased by $4.0 million to $13.9 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily due to $4.2 million for the acquisition of two net lease portfolios acquired in 2018 and $0.3 million for the financing obtained in March 2019 for a hotel foreclosed on in 2018. This was partially offset by $0.6 million associated with the October 2018 sale of the multi-tenant office portfolio.
Depreciation and amortization
Depreciation and amortization expense increased by $5.9 million to $29.3 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This was primarily due to a $6.6 million increase related to 31 real estate properties acquired through foreclosure in the third quarter of 2018 and during 2019 and a $4.7 million increase related to two net lease portfolios acquired in the third quarter of 2018. This was partially offset by a $2.9 million decrease related to the October 2018 sale of a multi-tenant office portfolio and a $2.7 million decrease in amortization expense primarily as a result of short-term, in-place lease value intangible assets on our multifamily properties that were fully amortized in 2018.
Provision for loan losses
Provision for loan losses of $110.3 million was recorded for the three months ended June 30, 2019, which is attributable to our four NY hospitality loans of $104.3 million, one loan collateralized by a retail property of $3.9 million and two loans collateralized by retail properties of $2.0 million.

Impairment of operating real estate
Impairment of operating real estate of $10.1 million for the three months ended June 30, 2019 is attributable to 11 properties in our other segment, resulting from a reduction in the estimated holding period of the properties and exposure to the retail market.
Administrative expense
Administrative expense increased by $1.1 million to $8.0 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This was primarily due to a $0.6 million increase in equity-based compensation expense due to awards granted in March 2018 and March 2019 under the 2018 Plan.
Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net
During the three months ended June 30, 2019 and 2018, we recorded an unrealized gain of $5.5 million and $3.7 million, respectively, on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts acquired in the Combination.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the three months ended June 30, 2018 we recorded a $2.2 million realized loss on mortgage loans and obligations held in securitization trusts, net which represents a loss incurred from lower than expected future cash flows on a subordinate tranche of a securitization trust.
Other loss, net
Other loss, net increased by $6.1 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, as a result of $6.1 million unrealized loss on non-designated interest rate swap contracts entered into during 2018.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures decreased by $3.1 million to $12.6 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This was primarily due to an impairment of $8.8 million on 1 senior loan secured by a regional mall, a decrease of $3.0 million related to our PE Investments in which we recorded no equity in earnings during the three months ended June 30, 2019 and a $1.0 million decrease associated with the repayment of five of our equity method investments. This was partially offset by an increase of $7.3 million related to investments in unconsolidated joint ventures entered into in 2018, an increase of $1.3 million on one of our equity method investments in which the underlying investment was not operational until March 2018 and an increase of $1.2 million related to our increased commitment in June 2018 of one of our joint ventures which holds a mezzanine loan and a preferred equity investment.
Income tax benefit (expense)
Income tax expense decreased by $0.3 million to an income tax benefit of $0.1 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to an increased benefit associated with our PE investments, offset by an income tax provision on the two hotels acquired through the legal foreclosure process in the third quarter of 2018.

Comparison of Six Months Ended June 30, 2019 and 2018 (Dollars in Thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Net interest income
Interest income	$80,482	$72,934	$7,548	10.3%
Interest expense	(40,338)	(17,118)	(23,220)	(135.6)%
Interest income on mortgage loans held in securitization trusts	77,132	65,361	11,771	18.0%
Interest expense on mortgage obligations issued by securitization trusts	(71,391)	(60,737)	(10,654)	(17.5)%
Net interest income	45,885	60,440	(14,555)	(24.1)%

Property and other income
Property operating income	127,901	68,022	59,879	88.0%
Other income	611	1,416	(805)	(56.9)%
Total property and other income	128,512	69,438	59,074	85.1%

Expenses
Management fee expense	22,715	19,791	2,924	14.8%
Property operating expense	56,320	27,969	28,351	101.4%
Transaction, investment and servicing expense	1,580	34,581	(33,001)	(95.4)%
Interest expense on real estate	27,505	16,106	11,399	70.8%
Depreciation and amortization	56,919	42,151	14,768	35.0%
Provision for loan losses	110,258	—	110,258	100.0%
Impairment of operating real estate	10,124	—	10,124	100.0%
Administrative expense (including $4,556 and $2,083 of equity-based compensation expense)	14,663	10,112	4,551	45.0%
Total expenses	300,084	150,710	149,374	99.1%

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	6,578	4,193	2,385	56.9%
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	48	(2,203)	2,251	102.2%
Other gain (loss), net	(11,141)	475	(11,616)	(2,445.5)%
Loss before equity in earnings of unconsolidated ventures and income taxes	(130,202)	(18,367)	(111,835)	(608.9)%
Equity in earnings of unconsolidated ventures	33,867	31,449	2,418	7.7%
Income tax benefit	502	391	111	28.4%
Net income (loss)	$(95,833)	$13,473	$(109,306)	(811.3)%
Net Interest Income
Interest income
Interest income increased by $7.5 million to $80.5 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase was primarily due to a $41.3 million increase from originations, acquisitions and refinancings of loans and CMBS in 2018 and 2019 and a $6.8 million increase due to recognizing a full six months of interest income in 2019 on loans, preferred equity and CMBS acquired in the Combination on February 1, 2018. This was offset by a decrease of $23.8 million related to the repayment of loan investments which includes a $4.0 million one-time fee received during the first quarter 2018 in connection with the repayment of a preferred equity investment, a decrease of $7.6 million related to the foreclosure of eight loan investments, a decrease of $6.6 million in the CLNY Investment Entities as a result of the deconsolidation of certain investment entities and a decrease of $3.2 million due to placing the four NY hospitality loans on non-accrual status.

Interest expense
Interest expense increased by $23.2 million to $40.3 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily due to a $18.6 million increase related to borrowings on our master repurchase and CMBS credit facilities primarily associated with the originations and acquisitions of loans and CMBS in 2018 and 2019, a $6.8 million increase related to borrowings on the revolving credit facility entered into on February 1, 2018, a $3.0 million increase due to recognizing a full six months of interest expense in 2019 on loans and CMBS acquired in the Combination and a $2.1 million increase related to deferred financing costs on our master repurchase facilities. This was partially offset by a decrease of $6.2 million related to paydowns of borrowings on our master repurchase facilities associated with the repayment and foreclosure of loan investments, as well as repayment on our securitization bonds payable.
Interest income on mortgage loans and obligations held in securitization trusts, net
Interest income on mortgage loans and obligations held in securitization trusts, net increased by $1.1 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to recognizing a full six months of net interest income in 2019 on our investment in the subordinate tranches of the consolidated securitization trusts acquired in the Combination.
Property and other income
Property operating income
Property operating income increased by $59.9 million to $127.9 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily due to a $37.6 million increase related to the 31 real estate properties acquired through foreclosure in the third quarter of 2018 and during 2019, a $19.8 million increase related to two net lease portfolios acquired in the third quarter of 2018 and a $10.6 million increase due to recognizing a full six months of property operating income in 2019 on operating real estate properties acquired as in the Combination. This was partially offset by a $7.1 million decrease related to the October 2018 sale of a multi-tenant office portfolio.
Expenses
Management fee expense
Management fee expense increased by $2.9 million to $22.7 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase is due to the execution of the Management Agreement on January 31, 2018 and therefore no management fee expense was incurred prior to this date.
Property operating expense
Property operating expense increased by $28.4 million to $56.3 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily due to $27.2 million related to the 31 real estate properties acquired through foreclosure in the third quarter of 2018 and during 2019 and a $3.7 million increase due to recognizing a full six months of property operating expense in 2019 on operating real estate properties acquired as a result of the Combination. This was partially offset by a $2.2 million decrease related to the October 2018 sale of a multi-tenant office portfolio.
Transaction, investment and servicing expense
Transaction, investment and servicing expense represents costs such as professional fees associated with new investments and transactions. These expenses decreased by $33.0 million to $1.6 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily as a result of $32.5 million of transaction costs associated with the Combination incurred during the six months ended June 30, 2018.
Interest expense on real estate
Interest expense on real estate increased by $11.4 million to $27.5 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily due to $8.5 million for the acquisition of two net lease portfolios in the third quarter of 2018 and $3.5 million for recognizing a full six months of interest expense on real estate in 2019 on operating real estate properties acquired as a result of the Combination. This was partially offset by $0.9 million associated with the October 2018 sale of a multi-tenant office portfolio.
Depreciation and amortization
Depreciation and amortization expense increased by $14.8 million to $56.9 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This was primarily due to a $12.3 million increase related to 31 real estate properties acquired through foreclosure in the third quarter of 2018 and during 2019, $9.4 million related to two net lease portfolios acquired in the third quarter of 2018 and $4.1 million due to recognizing a full six months of depreciation expense in 2019 on operating real estate properties acquired as a result of the Combination. This was partially offset by a $6.2 million decrease in amortization expense primarily as a result of short-term in-place lease value intangible assets on our multifamily properties that were fully amortized in 2018 and a $4.8 million decrease related to the October 2018 sale of a multi-tenant office portfolio.
Provision for loan losses
Provision for loan losses of $110.3 million was recorded for the six months ended June 30, 2019, which is attributable to our four NY hospitality loans of $104.3 million, one loan collateralized by a retail property of $3.9 million and two loans collateralized by retail properties of $2.0 million.
Impairment of operating real estate
Impairment of operating real estate of $10.1 million for the six months ended June 30, 2019 is attributable to 11 properties in our other segment, resulting from a reduction in the estimated holding period of the properties and exposure to the retail market.
Administrative expense
Administrative expense increased by $4.6 million to $14.7 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This was primarily due to a $2.5 million increase in equity-based compensation expense as awards under the 2018 Plan were granted in March 2018 and March 2019 and a $1.0 million increase related to the reimbursable expenses allocated to us by our Manager as a result of the Combination.
Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net
During the six months ended June 30, 2019 and 2018, we recorded an unrealized gain of $6.6 million and $4.2 million, respectively, on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts acquired in the Combination.
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the six months ended June 30, 2019, we recorded a de minimis realized gain on mortgage loans and obligations held in securitization trusts, net which represents a recovery of the loss incurred in 2018. During the six months ended June 30, 2018, we recorded a realized loss on mortgage loans and obligations held in securitization trusts, net of $2.2 million which represents a loss incurred from lower than expected future cash flows on a subordinate tranche of a securitization trust.
Other gain (loss), net
Other loss, net increased by $11.6 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily as a result of a $10.2 million unrealized loss on non-designated interest rate swap contracts entered into in 2018 and $1.3 million of professional fees associated with the sale of our PE Investments.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures increased by $2.4 million to $33.9 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This was primarily due to an increase of $14.8 million related to investments in unconsolidated joint ventures entered into in 2018, an increase of $3.4 million on one of our equity method investments in which the underlying investment was not operational until March 2018, an increase of $3.2 million related to our increased commitment in June 2018 in one of our joint ventures which holds a mezzanine loan and a preferred equity investment, and an increase of $1.4 million due to recognizing a full six months of equity in earnings in 2019 on an equity method investment acquired as a result of the Combination. This was partially offset by a decrease of $8.9 million related to our PE Investments in which we recorded no equity in earnings during the six months ended June 30, 2019 and we realized a $0.7 million loss in connection with the sale of a portion of our PE Investments, an impairment of $8.8 million on one senior loan secured by a regional mall and a $2.6 million decrease associated with the repayment of five of our equity method investments.
Income tax benefit
Income tax benefit increased by $0.1 million to $0.5 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to our PE Investments.

Our Portfolio
As of June 30, 2019, our portfolio consisted of 183 investments representing approximately $8.7 billion in book value (excluding cash, cash equivalents and certain other assets). Our loan portfolio consisted of 70 senior mortgage loans, mezzanine loans, preferred equity investments and other loans and had a weighted average cash coupon of 6.3% and a weighted average all-in unlevered yield of 8.0%. Our CRE debt securities portfolio had a weighted average cash coupon of 3.8%. Our owned real estate portfolio (including net lease and other real estate) consisted of approximately 19.5 million total square feet of space and the total annualized base rent of that portfolio was approximately $166.4 million (based on leases in place as of June 30, 2019).
As of June 30, 2019, our portfolio consisted of the following investments (dollars in thousands):

Asset	Count	Book value	Noncontrolling interest(1)	Book value at our share(2)
Senior mortgage loans(3)(4)	45	$2,361,808	$1,216	$2,360,592
Mezzanine loans(3)(5)	16	392,728	160	392,568
Preferred equity(3)(6)	8	297,606	—	297,606
CMBS(7)	53	398,767	—	398,767
Mortgage loans held in securitization trusts(7)	—	3,026,282	—	3,026,282
Owned real estate-Net lease(8)	12	1,290,101	34,446	1,255,655
Owned real estate-Other(8)(9)	42	899,437	110,148	789,289
Private equity interests	6	53,893	—	53,893
Other loans(10)	1	11,451	—	11,451
Total	183	$8,732,073	$145,970	$8,586,103
_________________________________________

(1)	Noncontrolling interest (“NCI”) represent interests in assets held by third party partners.

(2)	Book value at our share represents the proportionate book value based on our ownership by asset; book values at our share for securitization assets are net of the accounting impact from consolidation.

(3)	Senior mortgage loans, mezzanine loans and preferred equity include investments in joint ventures whose underlying investment is in a loan or preferred equity.

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

(5)	Mezzanine loans include other subordinated loans.

(6)	Preferred equity balances include $52.7 million of book value at our share attributable to related equity participation interests.

(7)
Mortgage loans held in securitization trusts includes $3.2 billion of book value assets in three securitization trusts in which we own the controlling class of securities and therefore consolidate. The consolidated liabilities related to these consolidated assets are $3.0 billion. The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by the securitization trusts was $149.7 million as of June 30, 2019 and approximates the fair value of our underlying investments in the subordinate tranches of the securitization trusts.

(8)	Owned real estate - net lease and owned real estate - other include deferred leasing costs and intangible assets.

(9)	Owned real estate - other consists of multi-tenant office, multifamily residential, retail and hotel assets.

(10)	Other loans contains one corporate term loan secured by the borrower’s limited partnership interests in a fund.

The following charts illustrate the diversification of our portfolio (not including CMBS, mortgage loans held in securitization trusts, private equity interests, and other) based on investment type, underlying property type, and geography, as of June 30, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

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

(2)	Mezzanine loans include other subordinated loans.

(3)	Preferred equity balances include $52.7 million of book value at our share attributable to related equity participation interests.

(4)	Other loans contains one corporate term loan secured by the borrower’s limited partnership interests in a fund.

(5)	Other includes: (i) manufactured housing communities, (ii) commercial and residential development and predevelopment and (iii) mixed-use assets.

(6)	Other includes one collateral asset located in Latin America.
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
The following table provides a summary of our loan portfolio as of June 30, 2019 (dollars in thousands):

				Weighted Average(1)
Asset	Count	Book value	Principal balance	Cash Coupon(2)	All-in unlevered yield(3)	Remaining term(4)	Extended remaining term(5)
Senior loans(6)(7)	45	$2,361,808	$2,433,280	6.1%	6.9%	1.9	4.2
Mezzanine loans(6)(8)	16	392,728	500,633	6.7%	12.3%	1.2	2.8
Preferred equity(6)(9)	8	297,606	343,467	7.0%	10.8%	6.6	7.0
Other loans	1	11,451	11,595	15.0%	15.0%	2.9	4.9
Total / Weighted average	70	$3,063,593	$3,288,975	6.3%	8.0%	2.3	4.3
_________________________________________

(1)
Weighted average metrics weighted by book value at our share, except for cash coupon which is weighted by principal balance value at our share. Book and principal balances at share exclude $1.4 million of NCI. See the table located above in “Our Portfolio” for further information.

(2)	Represents the stated coupon on loans; for floating rate loans, assumes USD 1-month London Interbank Offered Rate (“LIBOR”), which was 2.40% as of June 30, 2019.

(3)
In addition to cash coupon, all-in unlevered yield includes non-cash payment in kind interest income and the accrual of both origination and exit fees. All-in yield for the loan portfolio assumes the USD 1-month LIBOR rate as of June 30, 2019 for weighted average calculations.

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

(8)	Mezzanine loans include other subordinated loans.

(9)	Preferred equity balances include $52.7 million of book value at our share attributable to related equity participation interests.
The following table details our loan portfolio by rate-type as of June 30, 2019 (dollars in thousands):

					Weighted Average(1)
	Number of loans	Book value	Principal balance	Unfunded loan commitments	Spread to LIBOR	All-in unlevered yield(2)	Remaining term(3)	Extended remaining term(4)
Floating rate loans	46	$2,191,090	$2,259,848	$214,354	3.8%	6.3%	1.9	4.2
Fixed rate loans(5)	24	872,503	1,029,127	23,232	—%	12.3%	3.1	4.5
Total/ Weighted average	70	$3,063,593	$3,288,975	$237,586	—%	8.0%	2.3	4.3
_________________________________________

(1)
Weighted average metrics weighted by book value at our share, except for spread to LIBOR which is weighted by principal balance value at our share. Book and principal balances at share exclude $1.4 million of NCI. See the table located above in “Our Portfolio” for further information.

(2)
In addition to cash coupon, all-in unlevered yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. For weighted average calculations, all-in yield for the loan portfolio assumes the USD 1-month LIBOR as of June 30, 2019, which was 2.40%.

(3)	Represents the remaining term in years based on the original maturity date or current extension maturity date of loans.

(4)	Represents the remaining term in years based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.

(5)	Includes preferred equity investments.
The following table details the types of properties securing our loan portfolio and geographic distribution as of June 30, 2019 (dollars in thousands):

Collateral property type	Book value	% of total
Office	$964,079	31.6%
Multifamily	751,776	24.5%
Industrial	142,381	4.6%
Hotel	747,631	24.4%
Retail	221,864	7.2%
Other(1)	235,862	7.7%
Total	$3,063,593	100.0%

Region	Book value	% of total
West	$1,646,392	53.8%
Northeast	559,080	18.2%
Southwest	329,807	10.8%
Southeast	219,280	7.2%
Midwest	90,186	2.9%
Europe	206,022	6.7%
Other(2)	12,826	0.4%
Total	$3,063,593	100.0%
_________________________________________

(1)	Other includes manufactured housing communities and commercial and residential development and predevelopment assets.

(2)	Other contains one corporate term loan secured by the borrower’s limited partnership interests in a fund and a preferred equity investment in a loan origination platform.

The following charts illustrate the diversification of our loan portfolio based on interest rate category, property type, and geography as of June 30, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Interest Rate Category	Property Type

Geography

_________________________________________

(1)	Other includes manufactured housing communities and commercial and residential development and predevelopment assets.

(2)	Other contains one corporate term loan secured by the borrower’s limited partnership interests in a fund and a preferred equity investment in a loan origination platform.
In March 2018, the borrower on our four NY hospitality loans failed to make all required interest payments and the loans were placed on non-accrual status. These four loans are secured by the same collateral. We believe ultimate sale of the underlying collateral and repayment of the loans from the sales proceeds is the most likely outcome. During 2018, we recorded $53.8 million of provision for loan losses on the four NY hospitality loans to reflect the estimated value to be recovered from the borrower following a sale. During the three months ended June 30, 2019, we revised our estimated recovery and recorded an additional $104.3 million of provision for loan loss. The additional provision is based on significant deterioration in the NY hospitality market and feedback from the sales process and reflects the estimated value to be recovered from the borrower following a potential sale.
During 2018, we recorded $8.8 million of provision for loan losses for one of our loans secured by a regional mall (“Northeast Regional Mall B”) to reflect the estimated fair value of the collateral. During the three months ended June 30, 2019, we recognized an additional $3.9 million provision for loan loss to reflect the estimated fair value of the collateral. The additional provision is based on current and prospective leasing activity. We have been and are continuing to sweep all cash.
Also during the three months ended June 30, 2019, we separately recognized a $2.0 million provision for loan loss on two loans secured by one regional mall (“West Regional Mall”) to better reflect the estimated fair value of the collateral. We have been and are continuing to sweep all cash.
Additionally, during the three months ended June 30, 2019 we recorded our proportionate share of an impairment loss on a senior loan held in a joint venture totaling $8.8 million.

CRE Debt Securities
The following table presents an overview of our CRE debt securities portfolio as of June 30, 2019 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category(2)	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
Investment grade rated	39	$222,190	3.2%	6.3%	7.1	BBB-
Non-investment grade rated	4	26,910	3.3%	11.9%	5.7	BB / B
“B-pieces” of CMBS securitization pools	10	149,667	4.5%	7.4%	4.8	—
Total/Weighted Average	53	$398,767	3.8%	7.1%	6.1	—
_________________________________________

(1)	Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.

(2)	As of June 30, 2019, all CRE debt securities consisted of CMBS.
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
As of June 30, 2019, $2.2 billion, or 25.1%, of our assets were invested in real estate properties and our portfolio was 90.8% occupied. The following table presents our real estate property investments as of June 30, 2019 (dollars in thousands):

Property Type	Book value	NCI	Book value at our share(1)	% of total	Number of Properties	Number of Buildings	Total Square Feet	Units	Weighted average % leased	Weighted average lease term(2)	Total annualized base rent(3)
Net lease
Industrial	$763,753	$34,446	$729,307	35.7%	47	47	11,577,199	—	97%	9.8	$48,268
Office	464,419	—	464,419	22.7%	5	30	2,132,616	—	96%	9.3	26,612
Retail	61,929	—	61,929	3.0%	10	10	467,971	—	100%	5.0	5,398
Total net lease	1,290,101	34,446	1,255,655	61.4%	62	87	14,177,786	—	97%	9.4	80,278

Other
Office	475,783	49,245	426,538	20.9%	35	44	4,070,843	n/a	84%	3.5	52,189
Multifamily	257,552	58,844	198,708	9.7%	8	113	n/a	4,250	90%	n/a	24,734
Retail	50,625	1,787	48,838	2.4%	6	8	1,285,391	n/a	71%	2.8	9,248
Hotel	115,477	272	115,205	5.6%	3	3	n/a	n/a	n/a	n/a	n/a
Total other	899,437	110,148	789,289	38.6%	52	168	5,356,234	4,250	85%	3.4	86,171

Total	$2,189,538	$144,594	$2,044,944	100.0%	114	255	19,534,020	4,250	93%	7.7	$166,449
__________________________________________

(1)	Book value at our share represents the proportionate book value based on our ownership by asset.

(2)
The calculation of weighted average lease term is based on leases in-place (defined as occupied and paying leases) as of June 30, 2019; assumes that no renewal options are exercised and is weighted by book value at our share.

(3)	Total annualized base rent is based on in-place leases at our share multiplied by 12, excluding straight-line adjustments and rent concessions as of June 30, 2019.

The following charts illustrate the concentration of our net lease real estate portfolio based on property type and geography as of June 30, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

The following charts illustrate the diversification of our other real estate portfolio based on property type and geography as of June 30, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

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
The following table presents a reconciliation of net income (loss) attributable to our common stockholders to Core Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(107,341)	$16,008	$(92,433)	$11,294
Adjustments:
Net income attributable to noncontrolling interest of the Operating Partnership	(2,569)	336	(2,222)	279
Non-cash equity compensation expense	2,713	1,798	4,556	2,083
Transaction costs(1)	478	2,342	674	32,521
Depreciation and amortization	29,118	24,321	57,135	43,155
Net unrealized loss (gain):
Impairment of operating real estate	10,124	—	10,124	—
Provision for loan losses(2)	119,062	—	119,062	—
Other unrealized loss (gain)	883	(2,898)	4,063	(1,594)
Provision for loan losses previously adjusted for Core Earnings (Loss) on loans foreclosed	(14,466)	—	(49,975)	—
Adjustments related to noncontrolling interests in investment entities	(1,738)	(1,657)	(2,916)	(3,099)
Core Earnings attributable to Colony Credit Real Estate, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$36,264	$40,250	$48,068	$84,639
Core Earnings per share(3)	$0.28	$0.31	$0.37	$0.73
Weighted average number of common shares and OP units(3)	131,609	130,962	131,315	115,969
_________________________________________

(1)	Represents transaction costs incurred as a result of the Combination.

(2)
Includes our $8.8 million proportionate share of an impairment loss recorded on a senior loan held in a joint venture. This is recorded in equity in earnings of unconsolidated ventures on our consolidated statements of operations.

(3)
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $560 million secured revolving credit facility, up to approximately $2.3 billion in secured revolving repurchase facilities, non-recourse securitization financing, commercial mortgages and other asset-level financing structures. In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan or securitization. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including through the use of hedges, as appropriate.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	June 30, 2019	December 31, 2018
Debt-to-equity ratio(1)	1.1x	0.9x
_________________________________________

(1)	Represents (i) total outstanding secured debt less cash to (ii) total equity, in each case, at period end.
The following table presents our total sources of liquidity as of June 30, 2019 (dollars in thousands):

Total Sources of Corporate Liquidity
Cash and cash equivalents	$59,838
Bank credit facility availability	338,500
Total sources of corporate liquidity	$398,338
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
The following table presents a summary of our master repurchase facilities as of June 30, 2019 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$400,000	$197,265	3.8	LIBOR + 1.90%
Bank 2	200,000	22,750	3.3	LIBOR + 2.50%
Bank 3	600,000	505,212	1.8	LIBOR + 2.24%
Bank 7	500,000	424,025	2.8	LIBOR + 1.91%
Bank 8	250,000	164,977	2.0	LIBOR + 2.00%
Bank 9	300,000	66,643	4.3	LIBOR + 1.65%
Total Master Repurchase Facilities	2,250,000	1,380,872

CMBS Credit Facilities
Bank 1	38,163	38,163	(1)	LIBOR + 1.16%
Bank 6	168,255	168,255	(1)	LIBOR + 1.19%
Bank 3(2)	—	—	—	—
Bank 4(2)	—	—	—	—
Bank 5(2)	—	—	—	—
Total CMBS Credit Facilities	206,418	206,418

Bank Credit Facility	560,000	221,500	3.6	LIBOR + 2.25%

Total Facilities	$3,016,418	$1,808,790
_________________________________________

(1)	The maturity dates on CMBS Credit Facilities are dependent upon asset type and will typically range from one to two months.

(2)	Amounts can be drawn under the Bank 3, Bank 4, and Bank 5 CMBS Credit Facilities, but we have not yet utilized them.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2019	2018	Change
Operating activities	$63,145	$28,916	$34,229
Investing activities	(421,291)	171,927	(593,218)
Financing activities	344,663	3,895	340,768
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
Our operating activities generated net cash inflows of $63.1 million and $28.9 million for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by operating activities increased $34.2 million for the six months ended June 30, 2019, primarily due to higher transaction fees paid associated with the Combination during the six months ended June 30, 2018.
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
Net cash flows used in investing activities of $421.3 million for the six months ended June 30, 2019 was primarily driven by $886.4 million of acquisition, origination and funding of loans and preferred equity held for investment partially offset by $287.4 million of loan and preferred equity repayments and $119.5 million of distributions in excess of cumulative earnings from unconsolidated ventures.
Net cash flows provided by investing activities for the six months ended June 30, 2018 of $171.9 million was the result of $302.3 million in cash and restricted cash received in the Combination in 2018 and loan and preferred equity repayments of $272.6 million. This is partially offset by $392.3 million of loan and preferred equity acquisition, origination and funding activity.
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

Our financing activities provided net cash inflow of $344.7 million and $3.9 million for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by financing activities in 2019 resulted primarily from borrowings from credit facilities in the amount of $1.4 billion and borrowings from mortgage notes in the amount of $85.5 million, partially offset by repayment of credit facilities in the amount of $977.7 million, distributions paid on common stock of $114.2 million and repayment of securitization bonds of $58.0 million.
Contractual Obligations, Commitments and Contingencies of the Company
The following table sets forth the known contractual obligations of the Company on an undiscounted basis. This table excludes obligations of the Company that are not fixed and determinable, including the Management Agreement (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$254,129	$11,485	$242,644	$—	$—
Secured debt(2)	3,344,583	1,182,494	772,302	325,104	1,064,683
Securitization bonds payable(3)	23,383	23,383	—	—	—
Ground lease obligations(4)	38,600	3,129	6,242	5,432	23,797
	3,660,695	$1,220,491	$1,021,188	$330,536	$1,088,480
Lending commitments(5)	237,586
Total	$3,898,281
_________________________________________

(1)
Future interest payments were estimated based on the applicable index at June 30, 2019 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the current maturity date of February 2022.

(2)
Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at June 30, 2019.

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

Guarantees and Off-Balance Sheet Arrangements
As of June 30, 2019, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 5, “Investments in Unconsolidated Ventures” in Part I, Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
As of June 30, 2019, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would increase interest income by $5.6 million annually, net of interest expense.
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
At June 30, 2019, we had approximately NOK 913.9 million and €184.6 million or a total of $317.1 million, in net investments in our European subsidiaries. A 1.0% change in these foreign currency rates would result in a $3.2 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiaries.
A summary of the foreign exchange contracts in place at June 30, 2019, including notional amount and key terms, is included in Note 16, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at June 30, 2019, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the six months ended June 30, 2019, other than those previously disclosed in filings with the SEC.
Purchases of Equity Securities by Issuer
The Company did not purchase any of our Class A common stock during the three months ended June 30, 2019.
The Company’s board of directors authorized a stock repurchase program (the “Stock Repurchase Program”), under which the Company may repurchase up to $300.0 million of its outstanding Class A common stock through March 31, 2020. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, through tender offers or otherwise in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of June 30, 2019, the Company had not repurchased any shares under the Stock Repurchase Program.
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
10.1
Second Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of April 23, 2019, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 26, 2019)

10.2
Ratification, Reaffirmation and Confirmation of Transaction Documents, dated as of April 23, 2019, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 26, 2019)

10.3
Amended and Restated Master Repurchase Agreement, dated as of April  26, 2019, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 1, 2019)

10.4
Omnibus Amendment to Other Transaction Documents and Reaffirmation of Guaranty, dated as of April  26, 2019, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC, Credit RE Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 1, 2019)

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

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
______________________________________

* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2019

COLONY CREDIT REAL ESTATE, INC.

By:	/s/ Kevin P. Traenkle
Kevin P. Traenkle
Chief Executive Officer and President and Director
(Principal Executive Officer)

By:	/s/ Neale W. Redington
Neale W. Redington
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Accounting Officer (Principal Accounting Officer)