Form 10-Q
period 2019-09-30
Colony Credit Real Estate, Inc.
filed 2019-11-08
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 7, 2019, Colony Credit Real Estate, Inc. had 128,538,703 shares of Class A common stock, par value $0.01 per share, outstanding

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

•
our operating results may differ materially from the information presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as in Colony Credit Real Estate’s other filings with the Securities and Exchange Commission;

•	the fair value of our investments may be subject to uncertainties;

•	our use of leverage could hinder our ability to make distributions and may significantly impact our liquidity position;

•
given our dependence on our external manager, an affiliate of Colony Capital, Inc., any adverse changes in the financial health or otherwise of our manager or Colony Capital, Inc. could hinder our operating performance and return on stockholder’s investment;

•	the ability to realize substantial efficiencies as well as anticipated strategic and financial benefits, including, but not limited to expected returns on equity and/or yields on investments;

•	adverse impacts on our liquidity, including our ability to continue to generate liquidity from sales of legacy, non-strategic assets;

•	our ability to liquidate our legacy, non-strategic assets within the projected timeframe or at the projected values;

•	the timing of and ability to deploy available capital;

•	our ability to maintain or grow the dividend at all in the future;

•	the timing of and ability to complete repurchases of our stock;

•	our ability to refinance certain mortgage debt on similar terms to those currently existing or at all;

•	and the impact of legislative, regulatory and competitive changes.
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, the section entitled “Risk Factors” in this Form 10-Q for the quarter ended September 30, 2019 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I. Financial Information
Item 1.    Financial Statements
COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$60,332	$77,317
Restricted cash	139,549	110,146
Loans and preferred equity held for investment, net	2,516,197	2,020,497
Real estate securities, available for sale, at fair value	255,937	228,185
Real estate, net	1,568,682	1,959,690
Investments in unconsolidated ventures ($14,323 and $160,851 at fair value, respectively)	571,365	903,037
Receivables, net	42,559	48,806
Deferred leasing costs and intangible assets, net	125,072	134,068
Assets held for sale	183,895	—
Other assets	76,266	62,006
Mortgage loans held in securitization trusts, at fair value	1,904,003	3,116,978
Total assets	$7,443,857	$8,660,730
Liabilities
Securitization bonds payable, net	$—	$81,372
Mortgage and other notes payable, net	1,245,721	1,173,019
Credit facilities	1,907,556	1,365,918
Due to related party (Note 11)	14,227	15,019
Accrued and other liabilities	138,024	106,187
Intangible liabilities, net	23,916	15,096
Liabilities related to assets held for sale	5,487	—
Escrow deposits payable	87,349	65,995
Dividends payable	19,087	18,986
Mortgage obligations issued by securitization trusts, at fair value	1,793,435	2,973,936
Total liabilities	5,234,802	5,815,528
Commitments and contingencies (Note 17)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 and 905,000,000 shares authorized, 128,538,703 and 83,410,376 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,285	834
Class B-3, no shares authorized, issued and outstanding as of September 30, 2019 and 45,000,000 shares authorized and 44,399,444 shares issued and outstanding as of December 31, 2018	—	444
Additional paid-in capital	2,905,906	2,899,353
Accumulated deficit	(809,344)	(193,327)
Accumulated other comprehensive income (loss)	28,915	(399)
Total stockholders’ equity	2,126,762	2,706,905
Noncontrolling interests in investment entities	31,410	72,683
Noncontrolling interests in the Operating Partnership	50,883	65,614
Total equity	2,209,055	2,845,202
Total liabilities and equity	$7,443,857	$8,660,730

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

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$13,877	$12,561
Restricted cash	18,022	18,464
Loans and preferred equity held for investment, net	14,085	167,219
Real estate, net	392,147	547,444
Receivables, net	19,764	17,811
Deferred leasing costs and intangible assets, net	41,186	38,681
Assets held for sale	112,024	—
Other assets	28,437	1,698
Mortgage loans held in securitization trusts, at fair value	1,904,003	3,116,978
Total assets	$2,543,545	$3,920,856
Liabilities
Securitization bonds payable, net	$—	$43,870
Mortgage and other notes payable, net	342,559	325,187
Credit facilities	23,124	—
Accrued and other liabilities	60,749	32,452
Intangible liabilities, net	21,727	11,993
Liabilities related to assets held for sale	5,487	—
Escrow deposits payable	5,796	9,603
Mortgage obligations issued by securitization trusts, at fair value	1,793,435	2,973,936
Total liabilities	$2,252,877	$3,397,041

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net interest income
Interest income	$46,991	$40,139	$127,473	$113,073
Interest expense	(23,167)	(13,148)	(63,505)	(30,266)
Interest income on mortgage loans held in securitization trusts	22,586	39,261	99,718	104,622
Interest expense on mortgage obligations issued by securitization trusts	(20,299)	(36,294)	(91,690)	(97,031)
Net interest income	26,111	29,958	71,996	90,398

Property and other income
Property operating income	63,492	51,684	191,393	119,706
Other income	820	2,253	1,431	3,152
Total property and other income	64,312	53,937	192,824	122,858

Expenses
Management fee expense	11,355	11,877	34,070	31,668
Property operating expense	29,756	21,217	86,076	49,186
Transaction, investment and servicing expense	1,433	3,631	3,013	38,212
Interest expense on real estate	14,281	13,341	41,786	29,447
Depreciation and amortization	25,934	30,538	82,853	72,689
Provision for loan losses	110,314	35,059	220,572	34,542
Impairment of operating real estate	272,722	29,378	282,846	29,378
Administrative expense (including $2,910, $1,822, $7,466 and $3,905 of equity-based compensation expense, respectively)	7,732	6,797	22,395	16,909
Total expenses	473,527	151,838	773,611	302,031

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(1,976)	(939)	4,602	3,254
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	2,724	(549)	2,772	(2,752)
Other loss, net	(2,688)	(15)	(13,829)	460
Loss before equity in earnings of unconsolidated ventures and income taxes	(385,044)	(69,446)	(515,246)	(87,813)
Equity in earnings (loss) of unconsolidated ventures	(15,905)	8,324	17,962	39,773
Income tax benefit (expense)	(1,046)	2,456	(544)	2,847
Net loss	(401,995)	(58,666)	(497,828)	(45,193)
Net loss attributable to noncontrolling interests:
Investment entities	37,445	4,688	38,623	2,788
Operating Partnership	8,519	1,275	10,741	996
Net loss attributable to Colony Credit Real Estate, Inc. common stockholders	$(356,031)	$(52,703)	$(448,464)	$(41,409)

Net loss per common share - basic and diluted (Note 19)	$(2.77)	$(0.42)	$(3.51)	$(0.36)

Weighted average shares of common stock outstanding - basic and diluted (Note 19)	128,541	127,887	128,341	118,252

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(401,995)	$(58,666)	$(497,828)	$(45,193)
Other comprehensive income (loss)
Unrealized gain on real estate securities, available for sale	5,102	6,192	22,723	3,347
Change in fair value of net investment hedges	12,791	(416)	21,124	(416)
Foreign currency translation loss	(14,445)	(402)	(13,832)	(402)
Total other comprehensive income	3,448	5,374	30,015	2,529
Comprehensive loss	(398,547)	(53,292)	(467,813)	(42,664)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	37,445	4,688	38,623	2,788
Operating Partnership	8,439	1,148	10,040	936
Comprehensive loss attributable to common stockholders	$(352,663)	$(47,456)	$(419,150)	$(38,940)

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	—	$—	$821,031	$258,777	$—	$1,079,808	$327,762	$—	$1,407,570
Distributions	—	—	—	—	—	—	—	—	(1,003)	—	(1,003)
Adjustments related to the Combination	82,484	825	44,399	444	2,073,186	(79,774)	—	1,994,681	(230,818)	73,626	1,837,489
Issuance and amortization of equity-based compensation	1,004	10	—	—	275	—	—	285	—	—	285
Other comprehensive loss	—	—	—	—	—	—	(1,848)	(1,848)	—	—	(1,848)
Dividends declared ($0.29 per share)	—	—	—	—	—	(37,843)	—	(37,843)	—	—	(37,843)
Net income (loss)	—	—	—	—	—	(4,714)	—	(4,714)	2,370	(57)	(2,401)
Balance at March 31, 2018	83,488	$835	44,399	$444	$2,894,492	$136,446	$(1,848)	$3,030,369	$98,311	$73,569	$3,202,249
Contributions	—	—	—	—	—	—	—	—	87	—	87
Distributions	—	—	—	—	—	—	—	—	(928)	—	(928)
Adjustments related to the Combination	—	—	—	—	1,070	—	—	1,070	(47)	—	1,023
Issuance and amortization of equity-based compensation	—	—	—	—	1,798	—	—	1,798	—	—	1,798
Other comprehensive loss	—	—	—	—	—	—	(930)	(930)	—	(67)	(997)
Dividends declared ($0.44 per share)	—	—	—	—	—	(54,739)	—	(54,739)	—	(2,230)	(56,969)
Reallocation of equity	—	—	—	—	(665)	—	—	(665)	—	665	—
Net income (loss)	—	—	—	—	—	16,008	—	16,008	(470)	336	15,874
Balance at June 30, 2018	83,488	$835	44,399	$444	$2,896,695	$97,715	$(2,778)	$2,992,911	$96,953	$72,273	$3,162,137
Contributions	—	—	—	—	—	—	—	—	21	—	21
Distributions	—	—	—	—	—	—	—	—	(1,297)	—	(1,297)
Adjustments related to the Combination	—	—	—	—	(36)	—	—	(36)	—	—	(36)
Issuance and amortization of equity-based compensation	—	—	—	—	1,822	—	—	1,822	—	—	1,822
Other comprehensive income	—	—	—	—	—	—	5,247	5,247	—	127	5,374
Dividends declared ($0.44 per share)	—	—	—	—	—	(55,631)	—	(55,631)	—	(1,337)	(56,968)
Reallocation of equity	—	—	—	—	(297)	—	—	(297)	—	297	—
Net income (loss)	—	—	—	—	—	(52,703)	—	(52,703)	(4,688)	(1,275)	(58,666)
Balance as of September 30, 2018	83,488	$835	44,399	$444	$2,898,184	$(10,619)	$2,469	$2,891,313	$90,989	$70,085	$3,052,387

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	83,410	$834	44,399	$444	$2,899,353	$(193,327)	$(399)	$2,706,905	$72,683	$65,614	$2,845,202
Contributions	—	—	—	—	—	—	—	—	24	—	24
Distributions	—	—	—	—	—	—	—	—	(394)	—	(394)
Conversion of Class B-3 common stock	44,399	444	(44,399)	(444)	—	—	—	—	—	—	—
Issuance and amortization of equity-based compensation	800	8	—	—	1,835	—	—	1,843	—	—	1,843
Other comprehensive income	—	—	—	—	—	—	13,519	13,519	—	324	13,843
Dividends declared ($0.44 per Class A share and $0.15 per Class B-3 share)	—	—	—	—	—	(55,726)	—	(55,726)	—	(1,340)	(57,066)
Shares canceled for tax withholding on vested stock awards	(96)	(1)	—	—	(1,496)	—	—	(1,497)	—	—	(1,497)
Reallocation of equity	—	—	—	—	(23)	—	—	(23)	—	23	—
Net income (loss)	—	—	—	—	—	14,908	—	14,908	(298)	347	14,957
Balance at March 31, 2019	128,513	$1,285	—	$—	$2,899,669	$(234,145)	$13,120	$2,679,929	$72,015	$64,968	$2,816,912
Contributions	—	—	—	—	—	—	—	—	11	—	11
Distributions	—	—	—	—	—	—	—	—	(1,198)	—	(1,198)
Issuance and amortization of equity-based compensation	32	—	—	—	2,713	—	—	2,713	—	—	2,713
Other comprehensive income	—	—	—	—	—	—	12,427	12,427	—	297	12,724
Dividends declared ($0.44 per share)	—	—	—	—	—	(55,912)	—	(55,912)	—	(1,342)	(57,254)
Shares canceled for tax withholding on vested stock awards	—	—	—	—	—	—	—	—	—	—	—
Reallocation of equity	—	—	—	—	744	—	—	744	—	(744)	—
Net income (loss)	—	—	—	—	—	(107,341)	—	(107,341)	(880)	(2,569)	(110,790)
Balance at June 30, 2019	128,545	$1,285	—	$—	$2,903,126	$(397,398)	$25,547	$2,532,560	$69,948	$60,610	$2,663,118
Contributions	—	—	—	—	—	—	—	—	17	—	17
Distributions	—	—	—	—	—	—	—	—	(1,110)	—	(1,110)
Issuance and amortization of equity-based compensation	—	—	—	—	2,910	—	—	2,910	—	—	2,910
Other comprehensive income	—	—	—	—	—	—	3,368	3,368	—	80	3,448
Dividends declared ($0.44 per share)	—	—	—	—	—	(55,915)	—	(55,915)	—	(1,338)	(57,253)
Shares canceled for tax withholding on vested stock awards	(6)	—	—	—	(80)	—	—	(80)	—	—	(80)
Reallocation of equity	—	—	—	—	(50)	—	—	(50)	—	50	—
Net income (loss)	—	—	—	—	—	(356,031)	—	(356,031)	(37,445)	(8,519)	(401,995)
Balance at September 30, 2019	128,539	$1,285	—	$—	$2,905,906	$(809,344)	$28,915	$2,126,762	$31,410	$50,883	$2,209,055
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(497,828)	$(45,193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated ventures	(17,962)	(39,773)
Depreciation and amortization	82,853	72,689
Straight-line rental income	(5,049)	(3,659)
Amortization of above/below market lease values, net	(2,401)	486
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(9,239)	(5,628)
Amortization of deferred financing costs	6,803	3,051
Amortization of right-of-use lease assets and operating lease liabilities	73	—
Paid-in-kind interest added to loan principal, net of interest received	(5,634)	(3,242)
Distributions of cumulative earnings from unconsolidated ventures	53,509	34,682
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	(4,602)	(3,254)
Realized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(2,772)	2,752
Provision for loan loss	220,572	34,542
Impairment of operating real estate	282,846	29,378
Amortization of equity-based compensation	7,466	3,905
Mortgage notes above/below market value amortization	276	(725)
Deferred income tax (benefit) expense	(3,298)	(4,047)
Changes in assets and liabilities:
Receivables, net	(1,097)	12,153
Deferred costs and other assets	718	(39,151)
Due to related party	(792)	5,272
Other liabilities	8,763	10,156
Net cash provided by operating activities	113,205	64,394
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(1,250,018)	(524,230)
Repayment on loans and preferred equity held for investment	426,438	414,096
Cash and restricted cash received in the Combination	—	302,342
Cash and restricted cash received related to foreclosure of loans held for investment	3,436	4,900
Acquisition of and additions to real estate, related intangibles and leasing commissions	(16,773)	(408,546)
Investments in unconsolidated ventures	(28,344)	(72,879)
Proceeds from sale of investments in unconsolidated ventures	115,298	—
Distributions in excess of cumulative earnings from unconsolidated ventures	202,732	82,130
Acquisition of real estate securities, available for sale	—	(52,567)
Proceeds from sale of mortgage loans held in securitization trusts	39,848	—
Net receipts on settlement of derivative instruments	27,699	—
Deposit on investments	(372)	(28,667)
Change in escrow deposits	20,817	4,299
Net cash used in investing activities	(459,239)	(279,122)
Cash flows from financing activities:
Distributions paid on common stock	(167,452)	(129,221)
Distributions paid on common stock to noncontrolling interests	(4,020)	(3,567)
Shares canceled for tax withholding on vested stock awards	(1,576)	—
Borrowings from mortgage notes	85,660	245,039
Repayment of mortgage notes	(4,448)	(43,165)
Borrowings from credit facilities	1,830,412	920,829
Repayment of credit facilities	(1,288,773)	(547,379)
Repayment of securitization bonds	(81,372)	(108,246)
Payment of deferred financing costs	(7,413)	(11,251)
Contributions from noncontrolling interests	52	108
Distributions to noncontrolling interests	(2,702)	(3,228)
Net cash provided by financing activities	358,368	319,919
Effect of exchange rates on cash, cash equivalents and restricted cash	84	(44)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,418	105,147
Cash, cash equivalents and restricted cash - beginning of period	187,463	67,105
Cash, cash equivalents and restricted cash - end of period	$199,881	$172,252

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$77,317	$25,204
Restricted cash	110,146	41,901
Total cash, cash equivalents and restricted cash, beginning of period	$187,463	$67,105

End of the period
Cash and cash equivalents	$60,332	$56,289
Restricted cash	139,549	115,963
Total cash, cash equivalents and restricted cash, end of period	$199,881	$172,252

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired in the Combination	$—	$6,916,046
Liabilities assumed in the Combination	—	4,812,353
Noncontrolling interests assumed in the Combination	—	82,320
Common stock issued for acquisition of NorthStar I and NorthStar II (Note 3)	—	2,021,373
Consolidation of certain CLNY Contributed Portfolio investments (Note 2)	—	313,133
Secured Financing	—	50,314
Other Payables to Manager adjustment (refer to Note 11)	—	2,934
Noncontrolling interests in the Operating Partnership	—	73,626
Consolidation of securitization trust (VIE asset / liability)	59,126	203,475
Deconsolidation of securitization trust (VIE asset / liability)	(1,239,627)	—
Accrual of distribution payable	19,087	18,992
Foreclosure of loans held for investment, net of provision for loan loss	127,356	117,878
Right-of-use lease assets and operating lease liabilities	26,781	—
Assets transferred to held for sale (Note 7)	183,895	172,200
Liabilities related to assets held for sale (Note to 7)	5,487	324
Acquisition of real estate under long term obligations		236,111
Conversion of Class B-3 common stock to Class A common stock	444	—

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
The Company was organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony Capital, Inc., formerly Colony NorthStar, Inc. (“Colony Capital”), a publicly traded REIT listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CLNY,” made an initial capital contribution of $1,000 to the Company. On January 31, 2018, the Company completed the transactions contemplated by that certain Master Combination Agreement, dated as of August 25, 2017, as amended and restated on November 20, 2017 (the “Combination Agreement,” as further discussed below). The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2018. Effective June 25, 2018, the Company changed its name from Colony NorthStar Credit Real Estate, Inc. to Colony Credit Real Estate, Inc. Also on June 25, 2018, Colony NorthStar, Inc. changed its name to Colony Capital, Inc. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Credit RE Operating Company, LLC (the “Operating Partnership” or “OP”). At September 30, 2019, the Company owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned by an affiliate of the Company as noncontrolling interests.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Segment Realignment
During the third quarter of 2019, the Company realigned the business and reportable segment information to reflect how the Chief Operating Decision Makers (“CODM”) regularly reviews and manages the business. Refer to Note 18, “Segment Reporting” for further detail.

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
As of September 30, 2019, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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
As of September 30, 2019, the Company held subordinate tranches of securitization trusts in two Investing VIEs for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trusts. The Company’s subordinate tranches of the securitization trusts, which represent the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trusts, less the Company’s retained interest from the subordinate tranches of the securitization trusts), income and expenses of the Investing VIEs are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trusts only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trusts. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Unconsolidated VIEs
As of September 30, 2019, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of September 30, 2019.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of September 30, 2019 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$255,937	$234,543
Investments in unconsolidated ventures	449,033	516,578
Loans and preferred equity held for investment, net	69,569	69,569
Total assets	$774,539	$820,690

The Company did not provide financial support to the unconsolidated VIEs during the nine months ended September 30, 2019. As of September 30, 2019, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of real estate securities, available for sale was determined as the amortized cost, which represents the purchase price of the investments adjusted by any unamortized premiums or discounts as of the reporting date. The maximum exposure to loss of investments in unconsolidated ventures and loans and preferred equity held for investment, net was determined as the carrying value plus any future funding commitments. Refer to Note 4, “Loans and Preferred Equity Held for Investment, net” and Note 17, “Commitments and Contingencies” for further discussion.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at September 30, 2019 or December 31, 2018. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
Impairment and Allowance for Loan Losses—On a periodic basis, the Company analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and preferred equity investment and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan, where applicable. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan or preferred equity investment, liquidation value of collateral properties, and financial wherewithal of any loan guarantors, as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present. During the three and nine months ended September 30, 2019, the Company recorded $110.3 million and $220.6 million of provision for loan losses, respectively. See Note 4, “Loans and Preferred Equity Held for Investment, net” for further detail.
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

Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. Another key consideration in this assessment is the Company’s assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses. During the three and nine months ended September 30, 2019, the Company recorded $272.7 million and $282.8 million impairment loss on its operating real estate portfolio, respectively. See Note 7, “Real Estate, net and Real Estate Held for Sale” and Note 15, “Fair Value,” for further detail.
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
During the three months ended September 30, 2019, the Company classified several of its properties in its Legacy, Non-Strategic Portfolio as held for sale, in addition to one net leased property in its Core Portfolio previously classified as held for sale. See Note 7, “Real Estate, net and Real Estate Held for Sale”, Note 18, “Segment Reporting” and Note 20, “Subsequent Events” for further detail.
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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of September 30, 2019, the Company held subordinate tranches of two securitization trusts, which represent the Company’s retained interest in the securitization trusts, which the Company consolidates under U.S. GAAP. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
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
At September 30, 2019 and December 31, 2018, the Company’s investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC arrangements accounted for as equity method investments.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Impairment
Evaluation of impairment applies to equity method investments and equity investments under the measurement alternative. If indicators of impairment exist, the Company will first estimate the fair value of its investment. In assessing fair value, the Company generally considers, among others, the estimated enterprise value of the investee or fair value of the investee’s underlying net assets, including net cash flows to be generated by the investee as applicable.
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
During the three and nine months ended September 30, 2019, the Company’s equity in earnings of unconsolidated ventures included its $39.6 million and $48.4 million proportionate share of impairment, respectively, on three loans and two equity participation interests in joint ventures. See Note 5, “Investments in Unconsolidated Ventures” for further information.
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

COLONY CREDIT REAL ESTATE, INC.
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
Revenue Recognition
Property Operating Income
Property operating income includes the following:
Rental Income—Rental income is recognized on a straight-line basis over the noncancellable term of the related lease which includes the effects of minimum rent increases and rent abatements under the lease. Rents received in advance are deferred.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Income Taxes
For U.S. federal income tax purposes, the Company elected to be taxed as a REIT beginning with its taxable year ended December 31, 2018. To qualify as a REIT, the Company must continually satisfy tests concerning, among other things, the real estate qualification of sources of its income, the real estate composition and values of its assets, the amounts it distributes to stockholders and the diversity of ownership of its stock.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
For the three months ended September 30, 2019 and 2018, the Company recorded income tax expense of $1.0 million and income tax benefit of $2.5 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded income tax expense of $0.5 million and income tax benefit of $2.8 million, respectively.
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

	Nine Months Ended September 30, 2018
(In thousands)	As previously Reported	After Adoption of ASU 2016-18
Net cash provided by operating activities	$59,855	$64,394
Net cash used in investing activities	(348,645)	(279,122)
Net cash provided by financing activities	319,919	319,919

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company adopted the standard on its effective date of January 1, 2019. Upon adoption, as it relates to the Company’s net investment hedges, the Company recorded the entire change in fair value of the hedging instrument (other than amounts excluded from assessment of hedge effectiveness for net investment hedges) in other comprehensive income and there was no hedge ineffectiveness recorded in earnings. Additionally, subsequent to initial quantitative hedge assessment, the Company may elect to perform effectiveness testing qualitatively so long as the Company can reasonably support an expectation that the hedge is highly effective now and in subsequent periods. As the standard allows more flexibility in hedging interest rate risk in cash flow hedges beyond a specified benchmark rate, the Company may be able to designate in the future other contractually specified variable interest rate as the hedged risk, which if effective, could decrease fluctuations in earnings. There was no impact to the Company’s financial condition and results of operations on adoption of this standard.
Future Application of Accounting Standards
Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which amends the credit impairment model for financial instruments. The existing incurred loss model will be replaced with a lifetime current expected credit loss (“CECL”) model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity (“HTM”) debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For available-for-sale (“AFS”) debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the OTTI concept will result in more frequent estimation of credit losses. The accounting model for purchased credit impaired loans and debt securities will be simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. The existing model for beneficial interests that are not of high credit quality will be amended to conform to the new impairment models for HTM and AFS debt securities. Expanded disclosures on credit risk include credit quality indicators by vintage for financing receivables and net investment in leases. Transition will generally be on a modified retrospective basis, with prospective application for other-than-temporarily impaired debt securities and purchased credit impaired assets. ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company expects that recognition of credit losses will generally be accelerated under the CECL model. The Company continues to develop its credit loss models and is in the process of testing these models and validating data inputs, while continuing to develop the policies, systems and controls that will be required for the implementation and ongoing management of CECL.
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
Variable Interest Entities—In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. The ASU amends the VIE guidance to align the evaluation of a decision maker's or service provider's fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control will now be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. This effectively means that when a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, it will consider that related party’s interest in a VIE on a proportionate basis throughout the VIE model, for both the assessment of a variable interest and the determination of a primary beneficiary. Transition is generally on a modified retrospective basis, with the cumulative effect adjusted to retained earnings at the beginning of the earliest period presented. ASU No. 2018-17 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted in an interim period for which financial statements have not been issued. The Company is currently evaluating the impact of this new guidance but does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Investments in Unconsolidated Ventures—Fair value is based on timing and amount of expected future cash flows for income as well as realization events of the underlying assets of the investees. Investments in unconsolidated ventures includes a preferred equity investment, as well as an investment in a joint venture which holds a mezzanine loan. The fair value for both investments was based on the outstanding principal value plus the undiscounted value of any applicable contractual exit fees associated with the investments. The preferred equity investment has an equity-like participation, which was considered in its fair value. The capitalization rate used was 6.8%.
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
Combination-Related Costs
Transaction costs of $0.7 million were incurred in connection with the Combination in the nine months ended September 30, 2019. No such costs were incurred in the three months ended September 30, 2019. Transaction costs of $0.4 million and $32.9 million were incurred in connection with the Combination in the three and nine months ended September 30, 2018, respectively, consisting largely of professional fees for legal, financial advisory, accounting and consulting services. No fees were paid to investment banks that were contingent upon consummation of the Combination for the three and nine months ended September 30, 2019 or the three months ended September 30, 2018. Approximately $24.3 million of the transaction costs for the nine months ended September 30, 2018 represent fees paid to investment bankers that were contingent upon consummation of the Combination.
Combination-related costs are expensed as incurred and such costs expensed by NorthStar I and NorthStar II prior to the Closing Date were excluded from the Company's results of operations.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	September 30, 2019				December 31, 2018
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Fixed rate
Mezzanine loans	$224,597	$223,868	12.6%	4.4	$175,448	$174,830	12.7%	4.9
Preferred equity interests	115,973	115,877	12.5%	7.1	113,860	113,687	12.6%	7.7
Other loans(2)	11,333	11,197	15.0%	4.7	15,000	15,000	16.0%	0.5
	351,903	350,942			304,308	303,517
Variable rate
Senior loans	2,417,097	2,407,618	5.8%	4.2	1,432,416	1,430,635	6.3%	4.2
Securitized loans(3)	—	—	—%	0.0	302,868	305,106	7.9%	1.1
Mezzanine loans	40,698	40,845	11.1%	2.4	90,265	90,567	12.2%	2.0
	2,457,795	2,448,463			1,825,549	1,826,308
	2,809,698	2,799,405			2,129,857	2,129,825

Allowance for loan losses(4)	NA	(283,208)			NA	(109,328)
Loans and preferred equity held for investment, net	$2,809,698	$2,516,197			$2,129,857	$2,020,497
_________________________________________

(1)	Calculated based on contractual interest rate.

(2)	Includes one corporate term loan secured by the borrower’s limited partnership interests in a fund.

(3)	Represents loans transferred into securitization trusts that are consolidated by the Company.

(4)
At December 31, 2018, allowance for loan losses does not include $5.1 million of provision for loan loss associated with a receivable for operating expenses paid by the Company on the borrower’s behalf in connection with four loans for which the Company took ownership of the underlying collateral in January 2019.

As of September 30, 2019, the weighted average maturity, including extensions, of loans and preferred equity investments was 4.3 years.
The Company had $8.6 million and $8.6 million of interest receivable related to its loans and preferred equity held for investment, net as of September 30, 2019 and December 31, 2018, respectively.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2019	$2,020,497
Acquisitions/originations/additional funding	1,250,018
Loan maturities/principal repayments	(419,906)
Foreclosure of loans held for investment	(174,048)
Discount accretion/premium amortization	4,211
Capitalized interest	9,304
Change in allowance for loan loss	(173,879)
Balance at September 30, 2019	$2,516,197

Nonaccrual and Past Due Loans and Preferred Equity
Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. At September 30, 2019, other than the NY hospitality loans discussed below, all other loans and preferred equity held for investment remain current on interest payments.
In March 2018, the borrower on the Company’s four NY hospitality loans in its Legacy, Non-Strategic Portfolio failed to make all required interest payments and the loans were placed on nonaccrual status. These four loans are secured by the same collateral.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company believes ultimate sale of the underlying collateral and repayment of the loans from the sales proceeds is the most likely outcome. During 2018, the Company recorded $53.8 million of provision for loan losses to reflect the estimated value to be recovered from the borrower following a sale. During the three and nine months ended September 30, 2019, the Company recorded additional provision for loan loss of $50.0 million and $154.3 million, respectively, based on significant deterioration in the NY hospitality market, feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale.
Within its Legacy, Non-Strategic Portfolio, the Company holds seven loans to five separate borrowers, all secured by regional malls. While these loans are current on interest payments and not in default of loan covenants, given the ongoing challenges and deterioration of the retail market, the Company has been monitoring the estimated fair value of each loan’s underlying collateral. As a result, the Company has recognized the loan loss provisions where it does not expect full principal payment upon maturity, as follows:

•
During 2018, the Company recorded $23.8 million of provision for loan losses for two separate borrowers on three of the Company’s regional mall loans that are secured by two regional malls (“Northeast Regional Mall A” and “Northeast Regional Mall B”) to reflect the estimated fair value of the collateral. In June 2019, the Company completed foreclosure proceedings on two loans secured by Northeast Regional Mall A with unpaid principal balances of $36.9 million. See Note 7, “Real estate, net and Real Estate Held for Sale” for further information.

•
During the three and nine months ended September 30, 2019, the Company recognized additional provisions for loan loss of $6.5 million and $10.5 million, respectively, on Northeast Regional Mall B. The additional provisions are based on current and prospective leasing activity to reflect the estimated fair value of the collateral. Interest payments are current and the Company has been and is continuing to sweep all cash.

•
Also, during three and nine months ended September 30, 2019, the Company separately recognized provisions for loan loss of $16.5 million and $18.5 million, respectively, on two loans secured by one regional mall (“West Regional Mall”) to reflect the estimated fair value of the collateral. Interest payments are current and the Company has been and is continuing to sweep all cash.

•
Furthermore, during the three months ended September 30, 2019, the Company recognized a $37.3 million provision for loan loss on four loans to three separate borrowers (“South Regional Mall A”, “South Regional Mall B”, and “Midwest Regional Mall”) to reflect the estimated fair value of the collateral. Interest payments for South Regional Mall A, South Regional Mall B and Midwest Regional Mall are all current. The Company has been and is continuing to sweep all cash related to South Regional Mall A and South Regional Mall B.

The following table provides an aging summary of loans and preferred equity held for investment at carrying values before allowance for loan losses, if any (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans
September 30, 2019	$2,541,276	$—	$—	$258,129	$2,799,405
December 31, 2018	1,632,817	58,751	42,995	395,262	2,129,825
_________________________________________

(1)
At September 30, 2019, 90 days or more past due loans includes four loans to the same borrower and secured by the same collateral with combined carrying value before allowance for loan losses of $258.1 million on nonaccrual status. All other loans in this table remain current on interest payments.

Troubled Debt Restructuring
During the three and nine months ended September 30, 2019, there were no loans modified as TDRs.
At September 30, 2019, the Company did not have any TDR loans. At December 31, 2018, there was one mezzanine loan previously modified in a TDR with carrying value before allowance for loan losses of $28.6 million. At December 31, 2018, the Company also had three other loans with a combined carrying value before provision for loan loss of $108.5 million that are cross-collateralized with the TDR loan to the same borrower. All three loans were in default at December 31, 2018. All four loans were cross-collateralized with 28 office, retail, multifamily and industrial properties. The Company recorded a $31.7 million provision for loan loss on the four loans and an additional $5.1 million provision for loan loss associated with a receivable for operating expenses paid on behalf of the borrower during the year ended December 31, 2018.
The Company completed foreclosure proceedings under the mezzanine loan to take control of the 28 cross-collateralized properties in January 2019. To improve the operating performance of the 28 properties, the Company has engaged new property managers,

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

	Unpaid Principal Balance(1)	Gross Carrying Value
		With Allowance for Loan Losses(2)	Without Allowance for Loan Losses	Total(2)	Allowance for Loan Losses(3)
September 30, 2019	$392,109	$393,448	$—	$393,448	$283,208
December 31, 2018	456,703	458,942	—	458,942	109,328

_________________________________________

(1)
At September 30, 2019, includes four loans to the same borrower and secured by the same collateral with combined unpaid principal balance of $257.2 million and gross carrying value of $258.1 million on nonaccrual status. All other loans included in this table remain current on interest payments.

(2)	Includes unpaid principal balance plus any applicable exit fees less net deferred loan fees.

(3)
At December 31, 2018, allowance for loan losses does not include $5.1 million of provision for loan loss associated with a receivable for operating expenses paid by the Company on the borrower’s behalf in connection with four loans for which the Company took possession of the underlying collateral in January 2019.

The average carrying value and interest income recognized on impaired loans were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average carrying value before allowance for loan losses	$356,753	$480,547	$426,195	$407,835
Interest income	2,737	5,886	8,282	16,541

Allowance for Loan Losses
As of September 30, 2019, the allowance for loan losses was $283.2 million related to $393.4 million in carrying value of loans. As of December 31, 2018, the allowance for loan losses was $109.3 million related to $458.9 million in carrying value of loans.
Changes in allowance for loan losses on loans are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Allowance for loan losses at beginning of period	$109,328	$517
Provision for loan losses	220,572	35,059
Charge-off	(46,692)	—
Recoveries	—	(517)
Allowance for loan losses at end of period	$283,208	$35,059

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
As of September 30, 2019, there were four loans to one borrower with contractual payments past due, which represent the NY hospitality loans in our Legacy, Non-Strategic Portfolio previously discussed. The remaining loans and preferred equity investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were 13 loans held for investment with contractual payments past due as of December 31, 2018. For the nine months ended September 30, 2019, no debt investment contributed more than 10.0% of interest income.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2019, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments was $251.5 million. Refer to Note 17, “Commitments and Contingencies” for further details.

5.	Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Equity method investments	$557,042	$742,186
Investments under fair value option	14,323	160,851
Investments in Unconsolidated Ventures	$571,365	$903,037

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
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of September 30, 2019 and December 31, 2018, respectively.
The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Carrying Value
Investments	Description	September 30, 2019	December 31, 2018
ADC investments(1)(2)	Interests in four acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	$65,025	$165,823
Other investment ventures(1)	Interests in fifteen investments, each with less than $167.4 million carrying value at September 30, 2019	492,017	576,363
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

Impairment
During the three and nine months ended September 30, 2019, the Company recognized its proportionate share of impairment loss totaling $5.9 million and $14.7 million, respectively on one senior loan secured by a regional mall (“Southeast Regional Mall”) of which the Company owns 50.0% of the joint venture. Southeast Regional Mall is included in the Company’s Legacy, Non-

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Strategic Portfolio. The impairments recorded are a result of the ongoing deterioration of the retail market and reflect the estimated fair value of the collateral.
Also during the three months ended September 30, 2019, the Company recorded its proportionate share of impairment loss totaling $16.1 million on two loans and an equity partnership interest secured by residential development projects included in its Legacy, Non-Strategic Portfolio. The impairment losses are as a result of revised property sales expectations. The Company also recorded a $17.6 million impairment loss related to an equity participation interest in a joint venture, within its Core Portfolio, to reflect the estimated fair value of the collateral.
The impairment recorded on each of these investments is included in equity in earnings of unconsolidated ventures on the Company’s consolidated statements of operations.
Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests, which range from 0.1% to 22.0%, in PE Investments under the fair value option. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
During the first quarter of 2019, the Company sold a portion of its PE Investments for $48.9 million and recognized a loss of $0.7 million, which is included in earnings from investments in unconsolidated ventures on the Company’s consolidated statements of operations. During the three months ended March 31, 2019, the Company received $42.3 million in proceeds related to the sale of its PE Investments.
During the second quarter of 2019, the Company received $44.6 million in proceeds related to the sale of its PE Investments.
During the three months ended September 30, 2019, the Company received $38.4 million in proceeds related to the sale of its PE Investments. As of September 30, 2019, the Company has collectively received $139.8 million related to the sale of its PE Investments and expects to receive the remaining $1.9 million during the fourth quarter of 2019.

6.	Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of September 30, 2019 and December 31, 2018 (dollars in thousands):

								Weighted Average
		Principal Amount(1)	Total Discount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value	Coupon(2)	Unleveraged Current Yield
As of Date:	Count				Gain	(Loss)
September 30, 2019	43	$292,284	$(57,743)	$234,541	$21,757	$(361)	$255,937	3.19%	7.12%
December 31, 2018	43	292,284	(62,772)	229,512	2,167	(3,494)	228,185	3.19%	7.10%
_________________________________________

(1)	CRE securities serve as collateral for financing transactions including carrying value of $254.1 million for the CMBS Credit Facilities (refer to Note 10). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded an unrealized gain in OCI of $5.1 million and $22.7 million for the three and nine months ended September 30, 2019 and an unrealized gain in OCI of $6.2 million and $3.3 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the Company held one security with a carrying value of $8.3 million and an unrealized loss of $0.4 million, which was not in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to this security. The Company does not intend to sell this security and it is more likely than not that the Company will not be required to sell this security prior to recovery of its amortized cost basis, which may be at expected maturity.
As of September 30, 2019, the weighted average contractual maturity of CRE securities was 31.3 years with an expected maturity of 6.7 years.
The Company had $0.7 million and $0.8 million of interest receivable related to its real estate securities, available for sale as of September 30, 2019 and December 31, 2018, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Investments in Investing VIEs
The Company is the directing certificate holder of two securitization trusts and has the ability to appoint and replace the special servicer on all mortgage loans. As such, U.S. GAAP requires the Company to consolidate the assets, liabilities, income and expenses of the securitization trusts as Investing VIEs. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion on Investing VIEs.
In July 2019, the Company sold its retained investments in the subordinate tranches of one securitization trust for $33.4 million in total proceeds. As a result of the sale, the Company deconsolidated one of the securitization trusts with gross assets and liabilities of approximately $1.2 billion and $1.2 billion, respectively.
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
As of September 30, 2019, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $1.8 billion and $1.6 billion, respectively. As of December 31, 2018, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $3.1 billion and $2.9 billion, respectively. As of September 30, 2019, across the two consolidated securitization trusts, the underlying collateral consisted of 116 underlying commercial mortgage loans, with a weighted average coupon of 4.5% and a weighted average loan to value ratio of 56.8%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Assets
Mortgage loans held in a securitization trust, at fair value	$1,904,003	$3,116,978
Receivables, net	6,939	13,178
Total assets	$1,910,942	$3,130,156
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$1,793,435	$2,973,936
Accrued and other liabilities	6,281	12,233
Total liabilities	$1,799,716	$2,986,169

The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $110.6 million and $143.0 million as of September 30, 2019 and December 31, 2018, respectively, and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 15, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The below table presents net income attributable to the Company’s common stockholders for the three and nine months ended September 30, 2019 and 2018 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018(1)
Statement of Operations
Interest expense	$(220)	$—	$(761)	$—
Interest income on mortgage loans held in securitization trusts	22,586	39,261	99,718	104,622
Interest expense on mortgage obligations issued by securitization trusts	(20,299)	(36,294)	(91,690)	(97,031)
Net interest income	2,067	2,967	7,267	7,591
Administrative expense	(225)	(383)	(915)	(745)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(1,976)	(939)	4,602	3,254
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	2,724	(549)	2,772	(2,752)
Net income attributable to Colony Credit Real Estate, Inc. common stockholders	$2,590	$1,096	$13,726	$7,348

_________________________________________

(1)
The net income attributable to the Company’s stockholders for the nine months ended September 30, 2018, reflects only eight months of activity, as the Company’s investments in the subordinate tranches of the securitization trusts were acquired from NorthStar I and NorthStar II in the Combination on February 1, 2018.

7.	Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Land and improvements	$207,896	$226,141
Buildings, building leaseholds, and improvements	891,178	1,010,339
Tenant improvements	23,682	24,060
Construction-in-progress	417	437
Subtotal	$1,123,173	$1,260,977
Less: Accumulated depreciation	(54,872)	(34,532)
Less: Impairment(1)	(23,911)	(7,094)
Net lease portfolio, net	$1,044,390	$1,219,351

_________________________________________

(1)	See Note 15, “Fair Value,” for discussion of impairment of real estate.
The following table presents the Company’s portfolio of other real estate, net, including foreclosed properties, as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Land and improvements	$118,762	$113,495
Buildings, building leaseholds, and improvements	627,364	627,612
Tenant improvements	39,566	24,001
Furniture, fixtures and equipment	7,369	17,910
Construction-in-progress	7,993	2,635
Subtotal	$801,054	$785,653
Less: Accumulated depreciation	(49,246)	(23,030)
Less: Impairment(1)	(227,516)	(22,284)
Other portfolio, net	$524,292	$740,339
_________________________________________

(1)	See Note 15, “Fair Value,” for discussion of impairment of real estate.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the nine months ended September 30, 2019, the Company had no single property with rental and other income equal to or greater than 10.0% of total revenue.
At September 30, 2019 and December 31, 2018, the Company held foreclosed properties which are included in real estate, net with a carrying value of $95.5 million and $128.8 million, respectively. At September 30, 2019, the Company held foreclosed properties in assets held for sale of $71.6 million.
Depreciation Expense
Depreciation expense on real estate was $18.1 million and $21.7 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense on real estate was $58.7 million and $44.4 million for the nine months ended September 30, 2019 and 2018, respectively.
Property Operating Income
For the three months ended September 30, 2018, property operating income was composed of $47.3 million of total lease revenue and $4.3 million of hotel operating income, respectively. For the nine months ended September 30, 2018, property operating income was composed of $114.4 million of total lease revenue and $5.4 million of hotel operating income, respectively. For the three and nine months ended September 30, 2019, the components of property operating income were as follows (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Lease revenues(1)
Minimum lease revenue	$45,555	$135,198
Variable lease revenue	6,304	18,478
	$51,859	$153,676
Hotel operating income	10,802	35,324
	$62,661	$189,000

_________________________________________

(1)	Excludes net amortization income related to above and below-market leases of $0.8 million and $2.4 million for the three and nine months ended September 30, 2019, respectively.
For the three and nine months ended September 30, 2018, property operating income and property operating expense included $0.9 million and $2.6 million, respectively, of property taxes paid directly by lessees.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of September 30, 2019 (dollars in thousands):

Remainder of 2019	$50,754
2020	121,331
2021	110,810
2022	100,087
2023	82,572
2024 and thereafter	512,371
Total(1)	$977,925

_________________________________________

(1)	Excludes minimum future rents for real estate that is classified as held for sale totaling $43.4 million through 2029, of which $3.2 million relates to the remainder of 2019.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents approximate future minimum rental income under noncancellable operating leases to be received over the next five years and thereafter as of December 31, 2018 (dollars in thousands):

2019	$113,525
2020	107,413
2021	98,343
2022	88,270
2023	73,257
2024 and thereafter	765,652
Total	$1,246,460
The rental properties owned at September 30, 2019 are leased under noncancellable operating leases with current expirations ranging from 2019 to 2046, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and nine months ended September 30, 2019 was approximately $0.8 million and $2.3 million respectively. Ground rent expense for the three and nine months ended September 30, 2018 was approximately $0.7 million and $2.1 million, respectively.
Refer to Note 17, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of September 30, 2019.
Real Estate Asset Acquisitions
The following table summarizes the Company’s real estate asset acquisitions for the nine months ended September 30, 2019 and the year ended December 31, 2018 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price(1)	Land and Improvements(2)	Building and Improvements(2)	Furniture, Fixtures and Equipment	Lease Intangible Assets(2)	Other Assets	Other Liabilities
Nine Months Ended September 30, 2019
June	Retail - Massachusetts(3)	3	$21,919	$9,294	$6,598	$—	$5,256	$1,538	$(767)
January	Various - in U.S.(3)	28	105,437	38,145	66,413	—	879	3,223	(3,223)
			$127,356	$47,439	$73,011	$—	$6,135	$4,761	$(3,990)
Year Ended December 31, 2018
July	Office - Norway(4)	26	$318,860	$60,510	$271,983	$—	$25,287	$—	$(38,920)
August	Hotel - Dallas, TX(3)	1	75,663	8,216	61,580	3,947	465	2,023	(568)
August	Industrial - Various in U.S.(4)	2	292,000	66,844	189,105	—	36,051	—	—
September	Hotel - Pittsburgh, PA(3)	1	42,315	7,247	26,363	3,025	1,408	4,392	(120)
			$728,838	$142,817	$549,031	$6,972	$63,211	$6,415	$(39,608)
_________________________________________

(1)	Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rate as of the respective dates of acquisitions, where applicable.

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Held for Sale
The following table summarizes the Company’s assets and related liabilities held for sale related to real estate (dollars in thousands):

September 30, 2019
Assets
Real estate, net	$176,028
Deferred leasing costs and intangible assets, net	7,867
Total assets held for sale	$183,895

Liabilities
Intangible liabilities, net	$5,487
Total liabilities related to assets held for sale	$5,487

During the three months ended September 30, 2019, the Company classified several properties in its net leased real estate and Legacy, Non-Strategic Portfolio segments as held for sale.
There were no assets held for sale that constituted discontinued operations as of September 30, 2019 and December 31, 2018.

8.	Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at September 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

	September 30, 2019
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$119,069	$(36,924)	$82,145
Deferred leasing costs	45,788	(13,255)	32,533
Above-market lease values	16,741	(6,760)	9,981
Other intangibles	905	(492)	413
	$182,503	$(57,431)	$125,072
Intangible Liabilities
Below-market lease values	$33,085	$(9,169)	$23,916

	December 31, 2018
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$115,778	$(27,120)	$88,658
Deferred leasing costs	39,130	(6,848)	32,282
Above-market lease values	16,203	(3,883)	12,320
Other intangibles	906	(134)	772
Below-market ground lease obligations(1)	52	(16)	36
	$172,069	$(38,001)	$134,068
Intangible Liabilities
Below-market lease values	$19,374	$(4,278)	$15,096

_________________________________________

(1)	Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019 the below-market ground lease obligations are included in right-of-use lease assets.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Above-market lease values	$(1,300)	$(410)	$(3,189)	$(2,622)
Below-market lease values	2,130	1,116	5,612	3,102
Net increase (decrease) to property operating income	$830	$706	$2,423	$480

Below-market ground lease obligations(1)	$—	$2	$—	$6
Increase to property operating expense	$—	$2	$—	$6

In-place lease values	$5,468	$3,104	$16,922	$20,210
Deferred leasing costs	2,281	2,482	6,828	4,461
Other intangibles	120	15	359	15
Amortization expense	$7,869	$5,601	$24,109	$24,686

_________________________________________

(1)	Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019 the below-market ground lease obligations are included in right-of-use lease assets.
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, excluding those related to assets and liabilities held for sale, for each of the next five years and thereafter as of September 30, 2019 (dollars in thousands):

	Remainder of 2019	2020	2021	2022	2023	2024 and thereafter	Total
Above-market lease values	$1,859	$3,682	$2,014	$1,026	$607	$793	$9,981
Below-market lease values	(2,368)	(7,650)	(6,731)	(5,216)	(1,569)	(382)	(23,916)
Net increase (decrease) to property operating income	$(509)	$(3,968)	$(4,717)	$(4,190)	$(962)	$411	$(13,935)

In-place lease values	$4,827	$17,121	$12,287	$8,326	$5,106	$34,478	$82,145
Deferred leasing costs	3,121	7,215	5,977	4,534	3,078	8,608	32,533
Other intangibles	354	59	—	—	—	—	413
Amortization expense	$8,302	$24,395	$18,264	$12,860	$8,184	$43,086	$115,091

9.	Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Restricted cash:
Borrower escrow deposits	$87,349	$65,995
Margin pledged as collateral	22,303	7,567
Capital expenditure reserves	13,567	17,440
Real estate escrow reserves	11,011	7,304
Working capital and other reserves	4,424	2,905
Tenant lockboxes	895	5,642
Restricted cash of consolidated Securitization 2016-1	—	3,293
Total	$139,549	$110,146

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a summary of other assets as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Other assets:
Right-of-use lease asset(1)	$25,263	$—
Prepaid taxes and deferred tax assets	21,910	32,878
Derivative asset	10,237	14,139
Deferred financing costs, net - credit facilities	9,577	9,415
Prepaid expenses	6,583	5,574
Other assets	1,917	—
Investment deposits and pending deal costs	779	—
Total	$76,266	$62,006

_________________________________________

(1)
Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019, the Company, as lessee of various ground leases, recognized right-of-use lease assets and corresponding liabilities for future obligations under lease arrangements on balance sheet.

The following table presents a summary of accrued and other liabilities as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Accrued and other liabilities:
Current and deferred tax liability	$30,571	$36,730
Accounts payable, accrued expenses and other liabilities	26,966	29,151
Right-of-use lease liability(1)	25,251	—
Derivative liability	21,270	21,576
Prepaid rent and unearned revenue	16,431	6,042
Interest payable	14,570	10,481
Tenant security deposits	2,965	2,207
Total	$138,024	$106,187

_________________________________________

(1)
Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019, the Company, as lessee of various ground leases, recognized right-of-use lease assets and corresponding liabilities for future obligations under lease arrangements on balance sheet.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Debt
The following table presents debt as of September 30, 2019 and December 31, 2018 (dollars in thousands):

						September 30, 2019		December 31, 2018
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Securitization bonds payable, net
2014 FL1(3)		Non-recourse	NA	NA		$—	$—	$25,549	$25,549
2014 FL2(3)		Non-recourse	NA	NA		—	—	18,320	18,320
Securitization 2016-1(3)		Non-recourse	NA	NA		—	—	37,503	37,503
Subtotal securitization bonds payable, net						—	—	81,372	81,372

Mortgage and other notes payable, net
Net lease 6(4)		Non-recourse	Oct-27	4.45%		24,239	24,239	24,606	24,606
Net lease 5(5)		Non-recourse	Nov-26	4.45%		3,437	3,342	3,484	3,378
Net lease 4(5)		Non-recourse	Nov-26	4.45%		7,418	7,211	7,519	7,290
Net lease 3(5)		Non-recourse	Jun-21	4.00%		12,534	12,439	12,786	12,648
Net lease 6(5)		Non-recourse	Jul-23	LIBOR + 2.15%		1,765	1,720	2,078	2,024
Net lease 5(4)		Non-recourse	Aug-26	4.08%		31,960	31,667	32,378	32,054
Net lease 1(5)(6)		Non-recourse	Nov-26	4.45%		18,663	18,143	18,917	18,342
Net lease 1(7)		Non-recourse	Mar-28	4.38%		12,275	11,799	12,434	11,920
Net lease 4(4)		Non-recourse	Apr-21(8)	LIBOR + 2.50%		74,916	74,792	73,702	73,696
Net lease 1(4)		Non-recourse	Jul-25	4.31%		250,000	246,874	250,000	246,522
Net lease 2(4)(9)		Non-recourse	Jun-25	3.91%		176,096	178,593	184,320	186,934
Net lease 3(4)		Non-recourse	Sep-33	4.77%		200,000	198,501	200,000	198,449
Other real estate 4(5)		Non-recourse	Dec-23	4.84%		43,081	43,588	43,500	44,008
Other real estate 2(5)		Non-recourse	Dec-23	4.94%		42,594	43,027	43,000	43,501
Other real estate 8(5)		Non-recourse	Jan-24	5.15%		15,855	16,360	16,000	16,561
Other real estate 10(5)(10)		Non-recourse	Dec-20	5.27%		11,804	11,999	11,964	12,228
Other real estate 9(5)		Non-recourse	Nov-26	3.98%		23,995	23,243	24,289	23,485
Other real estate 1(5)		Non-recourse	Oct-24	4.47%		108,850	109,653	108,850	109,779
Other real estate 3(5)		Non-recourse	Jan-25	4.30%		75,580	74,844	76,448	75,620
Other real estate 5(5)		Non-recourse	Apr-23	LIBOR + 4.00%		31,126	30,324	31,126	29,974
Other real estate 6(5)(11)		Non-recourse	Apr-24	LIBOR + 2.95%		21,500	20,663	—	—
Loan 9(12)		Non-recourse	Jun-24	LIBOR + 3.00%		62,700	62,700	—	—
Subtotal mortgage and other notes payable, net						1,250,388	1,245,721	1,177,401	1,173,019

Bank credit facility
Bank credit facility	$560,000	Recourse	Feb-23 (13)	LIBOR + 2.25%		158,500	158,500	295,000	295,000
Subtotal bank credit facility						158,500	158,500	295,000	295,000

Master repurchase facilities
Bank 1 facility 3	$400,000	Limited Recourse(14)	Apr-23(15)	LIBOR + 1.88%	(16)	231,550	231,550	143,400	143,400
Bank 2 facility 3	200,000	Limited Recourse(14)	Oct-22(17)	LIBOR + 2.50%	(16)	22,750	22,750	22,750	22,750
Bank 3 facility 3	600,000	Limited Recourse(14)	Apr-21	LIBOR + 2.17%	(16)	581,210	581,210	352,108	352,108
Bank 7 facility 1	500,000	Limited Recourse(14)	Apr-22(18)	LIBOR + 1.85%	(16)	457,360	457,360	308,434	308,434
Bank 8 facility 1	250,000	Limited Recourse(14)	Jun-21(19)	LIBOR + 1.96%	(16)	184,366	184,366	53,596	53,596

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

						September 30, 2019		December 31, 2018
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Bank 9 facility 1	300,000	(20)	Nov-23(21)	LIBOR + 1.65%	(16)	66,643	66,643	—	—
Subtotal master repurchase facilities	$2,250,000					1,543,879	1,543,879	880,288	880,288

CMBS credit facilities
Bank 1 facility 1		Recourse	(22)	LIBOR + 1.16%	(16)	20,394	20,394	18,542	18,542
Bank 1 facility 2		Recourse	(22)	LIBOR + 1.16%	(16)	18,911	18,911	17,237	17,237
Bank 3 facility		Recourse	(22)	NA	(23)	—	—	—	—
Bank 4 facility		Recourse	(22)	NA	(23)	—	—	—	—
Bank 5 facility 1		Recourse	(22)	NA	(23)	—	—	—	—
Bank 5 facility 2		Recourse	(22)	NA	(23)	—	—	—	—
Bank 6 facility 1		Recourse	(22)	LIBOR + 1.27%	(16)	82,967	82,967	80,838	80,838
Bank 6 facility 2		Recourse	(22)	LIBOR + 1.10%	(16)	82,905	82,905	74,013	74,013
Subtotal CMBS credit facilities						205,177	205,177	190,630	190,630
Subtotal credit facilities						1,907,556	1,907,556	1,365,918	1,365,918

Total						$3,157,944	$3,153,277	$2,624,691	$2,620,309
_________________________________________

(1)	Subject to customary non-recourse carveouts.

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

(4)	Represents a mortgage note collateralized by an investment in the Company’s Core Portfolio.

(5)	Represents a mortgage note collateralized by an investment in the Company’s Legacy, Non-Strategic Portfolio.

(6)
Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.

(7)	Represents a mortgage note collateralized by three properties in the Company’s Legacy, Non-Strategic Portfolio.

(8)
The current maturity of the mortgage payable is April 2020, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(9)	As of September 30, 2019, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $176.1 million.

(10)	Represents two separate senior mortgage notes with a weighted average maturity of December 2020 and weighted average interest rate of 5.27%.

(11)
The current maturity of the mortgage payable is April 2022, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(12)
The current maturity of the note payable is June 2021, with three one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents. The loan is included in the Company’s Core Portfolio.

(13)	The ability to borrow additional amounts terminates on February 1, 2022 at which time the Company may, at its election, extend the termination date for two additional six-month terms.

(14)	Recourse solely with respect to 25.0% of the financed amount.

(15)
The next maturity date is April 2021, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(16)
Represents the weighted average spread as of September 30, 2019. The contractual interest rate depends upon asset type and characteristics and ranges from one-month London Interbank Offered Rates (“LIBOR”) plus 1.10% to 2.75%.

(17)
The next maturity date is October 2019, with three one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents. Subsequent to September 30, 2019, the maturity date was extended to October 2020.

(18)	The next maturity date is April 2021, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(19)	The next maturity date is June 2020, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(20)	Recourse is either 25.0% or 50.0% depending on loan metrics.

(21)	The next maturity date is November 2021, with two one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(22)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from one to two months.

(23)	CMBS Credit Facilities are undrawn and fully available.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at September 30, 2019 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Mortgage Notes Payable, Net(1)	Credit Facilities
Remainder of 2019	$205,821	$644	$205,177
2020	14,447	14,447	—
2021	855,011	89,435	765,576
2022	482,630	2,520	480,110
2023	575,913	119,220	456,693
2024 and thereafter	1,024,122	1,024,122	—
Total	$3,157,944	$1,250,388	$1,907,556

_________________________________________

(1)	Includes $51.7 million of future minimum principal payments related to assets held for sale.
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
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At September 30, 2019, the borrowing base valuation was sufficient to support the outstanding principal amount of $158.5 million.
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the applicable borrower’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at September 30, 2019), depending upon the amount of facility utilization.
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
The Bank Credit Facility contains various affirmative and negative covenants including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as specified in the Bank Credit Facility. At September 30, 2019, the Company was in compliance with all of the financial covenants.
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
The Company had no securitization bonds payable, net outstanding as of September 30, 2019. In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840 million of investment grade notes. The securitization reflects an advance rate of 83.5% at a weighted average cost of funds of LIBOR plus 1.59%, and is collateralized by a pool of 21 senior loans originated by the Company. See Note 20, “Subsequent Events”, for further information.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Master Repurchase Facilities
As of September 30, 2019, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.3 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2019, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of September 30, 2019, the Company had $2.1 billion carrying value of CRE debt investments financed with $1.5 billion under the master repurchase facilities.
CMBS Credit Facilities
As of September 30, 2019, the Company entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of September 30, 2019, the Company had $254.1 million carrying value of CRE securities financed with $182.1 million under its CMBS Credit Facilities. As of September 30, 2019, the Company had $41.7 million carrying value of underlying investments in the subordinate tranches of the securitization trusts financed with $23.1 million under its CMBS Credit Facilities.

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Subsequent to September 30, 2019, the Manager, the Company and the OP amended and restated the Management Agreement to modify the “Core Earnings” definition, providing that “unrealized provisions for loan losses and real estate impairments” shall only be applied as exclusions from the definition of Core Earnings if approved by a majority of the independent directors of the Company. Such change became effective during the fourth quarter 2019 and will result in a reduction to Core Earnings which thereby reduces the annual management fee and any incentive fee paid by the Company due to accumulated unrealized provisions for loan losses and real estate impairments to date.
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
For the three and nine months ended September 30, 2019, the total management fee expense incurred was $11.4 million and $34.1 million, respectively. For the three and nine months ended September 30, 2018, the total management fee expense incurred was $11.9 million and $31.7 million, respectively. As of September 30, 2019 and December 31, 2018, $11.4 million and $11.5 million, respectively, of unpaid management fee were included in due to related party in the Company’s consolidated balance sheets.
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
The Company did not incur any incentive fees during the three and nine months ended September 30, 2019 and 2018.
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
For the three and nine months ended September 30, 2019, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $2.5 million and $8.1 million, respectively, and are included in administrative expense on the consolidated statements of operations. For the three and nine months ended September 30, 2018, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $2.7 million and $6.9 million, respectively. As of September 30, 2019 and

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

December 31, 2018, there was $2.8 million and $3.5 million, respectively, of unpaid expenses included in due to related party in the Company’s consolidated balance sheets.
Other Payables to Manager
Other payables to the Manager includes Combination related adjustments that consist of certain cash contributions from and distributions to Colony Capital or its subsidiaries on behalf of the CLNY Contributed Portfolio.
For the nine months ended September 30, 2019, there were no other payables to the Manager. For the nine months ended September 30, 2018, the other payables to Manager incurred was $2.9 million and the net liabilities assumed in the Combination was $6.4 million. Both of these were paid as of December 31, 2018.
Manager Equity Plan
In March 2019, the Company granted 800,000 shares to the Manager and/or employees thereof under the 2018 Equity Incentive Plan (the “2018 Plan”). In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and the Manager and/or employees thereof under the 2018 Plan. 1,384,235 shares remain granted and unvested as of September 30, 2019. See Note 12, “Equity-Based Compensation” for further discussion on the 2018 Plan including shares issued to independent directors of the Company. In connection with these grants, the Company recognized share-based compensation expense of $2.8 million and $7.1 million to its Manager within administrative expense in the consolidated statement of operations for the three and nine months ended September 30, 2019, respectively. The Company recognized share based compensation expense of $1.8 million and $3.9 million to its Manager within administrative expense in the consolidated statement of operations for the three and nine months ended September 30, 2018, respectively.
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
In July 2017, NorthStar II entered into a joint venture with an affiliate of the Manager to make a $60.0 million investment in a $180.0 million mezzanine loan which was originated by such affiliate of the Manager. The transaction was approved by NorthStar II’s board of directors, including all of its independent directors. The investment was purchased by the Company in connection with the Combination. In June 2018, the Company increased its commitment to $101.8 million in connection with the joint venture bifurcating the mezzanine loan into a mezzanine loan and a preferred equity investment. The Company’s interest in both the underlying mezzanine loan and preferred equity investment is 31.8%, and the affiliate entities own the remaining 68.2%. Both the underlying mezzanine loan and preferred equity investment carry a fixed 12.9% interest rate. This investment is recorded in investments in unconsolidated ventures in the Company’s consolidated balance sheets. In July 2019, the Company increased its commitment in the mezzanine loan from $101.8 million to $189.0 million. The Company’s interest in the upsized mezzanine loan is 45.2% and it carries a fixed 12.9% interest rate. As of September 30, 2019, the Company had an unfunded commitment of $67.5 million remaining.
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
The table below summarizes our awards granted, forfeited or vested under the 2018 Plan during the nine months ended September 30, 2019:

	Number of Shares
	Restricted Stock	Total	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2018	889,713	889,713	$19.39
Granted	831,910	831,910	15.53
Vested	(306,935)	(306,935)	19.39
Forfeited	(6,487)	(6,487)	19.39
Unvested shares at September 30, 2019	1,408,201	1,408,201	$17.11

Fair value of equity awards that vested during the nine months ended September 30, 2019, determined based on their respective fair values at vesting date, was $4.7 million. No equity awards vested during the nine months ended September 30, 2018. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations. For awards granted during the nine months ended September 30, 2019 and 2018, the weighted average grant date fair value per share was $15.53 and $19.39, respectively.
At September 30, 2019, aggregate unrecognized compensation cost for all unvested equity awards was $18.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.	Stockholders’ Equity
Authorized Capital
As of September 30, 2019, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock. On February 1, 2019, the Class B-3 common stock automatically converted to Class A common stock and each unissued share of Class B-3 common stock was automatically reclassified as one share of Class A common stock.
The Company had no shares of preferred stock issued and outstanding as of September 30, 2019.
Dividends
During the nine months ended September 30, 2019, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
January 17, 2019	January 31, 2019	February 11, 2019	$0.145
February 15, 2019	February 28, 2019	March 11, 2019	$0.145
March 18, 2019	March 29, 2019	April 10, 2019	$0.145
April 15, 2019	April 30, 2019	May 10, 2019	$0.145
May 2, 2019	May 31, 2019	June 10, 2019	$0.145
June 17, 2019	June 30, 2019	July 10, 2019	$0.145
July 17, 2019	July 31, 2019	August 9, 2019	$0.145
August 1, 2019	August 31, 2019	September 10, 2019	$0.145
September 17, 2019	September 30, 2019	October 10, 2019	$0.145

Subsequent to September 30, 2019, the Company elected to modify its dividend policy. The Company will begin paying monthly cash dividends of $0.10 per share of Class A common stock beginning with the month ending November 30, 2019. See Note 20, “Subsequent Events”, for further information.
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
As of September 30, 2019, the Company had not repurchased any shares under the Stock Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2018	$(1,295)	$11,037	$(10,141)	$(399)
Other comprehensive income (loss)	9,530	7,222	(3,233)	13,519
AOCI at March 31, 2019	8,235	18,259	(13,374)	13,120
Other comprehensive income	7,679	916	3,832	12,427
AOCI at June 30, 2019	15,914	19,175	(9,542)	25,547
Other comprehensive income (loss)	4,983	12,492	(14,107)	3,368
AOCI at September 30, 2019	$20,897	$31,667	$(23,649)	$28,915

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized (loss) on net investment hedges	Foreign currency translation (loss)	Total
AOCI at December 31, 2017	$—	$—	$—	$—
Other comprehensive loss	(1,848)	—	—	(1,848)
AOCI at March 31, 2018	(1,848)	—	—	(1,848)
Other comprehensive loss	(930)	—	—	(930)
AOCI at June 30, 2018	(2,778)	—	—	(2,778)
Other comprehensive income (loss)	6,046	(407)	(392)	5,247
AOCI at September 30, 2018	$3,268	$(407)	$(392)	$2,469
Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2018	$(32)	$268	$(246)	$(10)
Other comprehensive income (loss)	228	173	(77)	324
AOCI at March 31, 2019	196	441	(323)	314
Other comprehensive income	184	22	91	297
AOCI at June 30, 2019	380	463	(232)	611
Other comprehensive income	119	299	(338)	80
AOCI at September 30, 2019	$499	$762	$(570)	$691

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized (loss) on net investment hedges	Foreign currency translation (loss)	Total
AOCI at December 31, 2017	$—	$—	$—	$—
Other comprehensive income	—	—	—	—
AOCI at March 31, 2018	—	—	—	—
Other comprehensive income (loss)	(67)	—	—	(67)
ACOI at June 30, 2018	(67)	—	—	(67)
Other comprehensive income	146	(9)	(10)	127
AOCI at September 30, 2018	$79	$(9)	$(10)	$60

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited partnership interests in the OP held by RED REIT. Net income (loss) attributable to the noncontrolling interests is based on the limited partners’ ownership percentage of the OP. Net loss attributable to the noncontrolling interests of the OP was $8.5 million for the three months ended September 30, 2019 and $10.7 million for the nine months ended September 30, 2019. Net loss attributable to the noncontrolling interests of the OP was $1.3 million and $1.0 million for the three and nine months ended September 30, 2018, respectively.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities for the three and nine months ended September 30, 2019 was $37.4 million and $38.6 million, respectively. Net loss attributable to noncontrolling interests in the investment entities for the three and nine months ended September 30, 2018 was $4.7 million and $2.8 million, respectively.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures - PE Investments	$—	$2,593	$11,730	$14,323	$—	$—	$160,851	$160,851
Real estate securities, available for sale	—	255,937		255,937	—	228,185	—	228,185
Mortgage loans held in securitization trusts, at fair value	—	—	1,904,003	1,904,003	—	—	3,116,978	3,116,978
Other assets - derivative assets	—	10,237	—	10,237	—	14,139	—	14,139
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$1,793,435	$—	$1,793,435	$—	$2,973,936	$—	$2,973,936
Other liabilities - derivative liabilities	—	21,270	—	21,270	—	6,042	—	6,042

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)
Beginning balance	$160,851	$3,116,978	$24,417	$—
Contributions(2)/purchases	151	—	247,668	3,327,199
Distributions/paydowns	(15,524)	(36,995)	(62,928)	(135,245)
Deconsolidation of securitization trust(3)	—	(1,239,627)
Equity in earnings	—	—	21,709	—
Sale of investments	(48,930)	(39,848)	—	—
Transfers out of Level 3	(84,818)	—	—	—
Unrealized gain (loss) in earnings	—	100,723	(20,426)	(64,976)
Realized (loss) in earnings		2,772	—	(2,752)
Ending balance	$11,730	$1,904,003	$210,440	$3,124,226
_________________________________________

(1)
For the nine months ended September 30, 2019, unrealized gain of $100.7 million related to mortgage loans held in securitization trusts, at fair value was offset by unrealized loss of $96.1 million related to mortgage obligations issued by securitization trusts, at fair value.

(2)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.

(3)
In July 2019, the Company sold its retained investments in the subordinate tranches of one securitization trust. As a result of the sale, the Company deconsolidated one of the securitization trusts. See Note 6, “Real Estate Securities, Available for Sale” for further information.

Transfers of assets into or out of Level 3 are presented at their fair values as measured at the end of the reporting period. Assets transferred out of Level 3 represent PE Investments that were valued based on their contracted sales price in March 2019.
As of September 30, 2019 and December 31, 2018, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of September 30, 2019 and December 31, 2018, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and 11.0% to 15.0%, respectively, and timing and amount of expected future cash flows. As of December 31, 2018, the Company applied additional mark-to-market adjustments based on a percentage of GP NAV with a weighted average of 11.2%. No additional mark-to-market adjustments were recorded as of September 30, 2019. As of September 30, 2019 and December 31, 2018, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included yields ranging from 14.8% to 14.9% and 14.5% and 19.0%, respectively, and a weighted average life of 5.6 years and 5.4 years, respectively. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the nine months ended September 30, 2019, the Company recorded a realized loss associated with the sale of a portion of the Company’s PE Investments of $0.3 million. For the three and nine months ended September 30, 2018, the Company recorded an unrealized loss on PE Investments of $13.7 million and $20.4 million, respectively. These amounts, when incurred, are recorded as equity in earnings of unconsolidated ventures in the consolidated statements of operations.
For the three and nine months ended September 30, 2019, the Company recorded a net unrealized loss of $2.0 million and a net unrealized gain of $4.6 million respectively, related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. For the three and nine months ended September 30, 2018, the Company recorded a net unrealized loss of $0.9 million and a net unrealized gain of $3.3 million, respectively, related to mortgage loans held in mortgage obligations issued by securitization trusts, at fair value, respectively. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
For the three and nine months ended September 30, 2019, the Company recorded a $2.7 million and $2.8 million realized gain, respectively, on mortgage loans held in securitization trusts, at fair value, which represents the gain upon the sale of the Company’s retained interests in the subordinate tranches of one securitization trust. This amount is recorded as realized gain on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of September 30, 2019 and December 31, 2018, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019				December 31, 2018
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net	$2,809,698	(2)	$2,516,197	$2,529,286	$2,129,857	(2)	$2,020,497	$2,025,216
Financial liabilities:(1)
Securitization bonds payable, net	$—		$—	$—	$81,372		$81,372	$81,372
Mortgage and other notes payable, net	1,250,388		1,245,721	1,250,647	1,177,401		1,173,019	1,177,669
Master repurchase facilities	1,907,556		1,907,556	1,907,556	1,365,918		1,365,918	1,365,918
_________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $251.5 million and $135.0 million as of September 30, 2019 and December 31, 2018, respectively.
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
The following table summarizes assets carried at fair value on a nonrecurring basis, measured at the time of impairment (dollars in thousands):

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Real estate, net	$—	$—	$783,803	$783,803	$—	$—	$78,312	$78,312
Assets held for sale	—	—	69,419	69,419	—	—	—	—

The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented (dollars in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Impairment of operating real estate	$272,722	$282,846

Real estate, net— Impaired real estate held for investment consisted of certain properties in the Company’s net leased real estate segment in its Core Portfolio and Legacy, Non-Strategic Portfolio segments with substantially all of such impairment resulting from the reduction in the estimated holding period of the properties. Fair value of the impaired properties was determined using a future cash flow analysis that included an eventual sale of the properties, with expected sale price generally based on broker price opinions, independent third party valuations and/or applying a terminal capitalization rate ranging from 3% to 14%. The Company recorded $23.9 million of impairment on its net leased real estate properties in its Core Portfolio during the three and nine months ended September 30, 2019, respectively. The Company recorded $224.0 million and $234.0 million of impairment on its Legacy, Non-Strategic Portfolio properties during the three and nine months ended September 30, 2019, respectively.
The Company previously recorded $7.1 million of impairment on a separate legacy, non-strategic property during the third quarter of 2018.
Real estate held for sale— Impaired real estate held for sale consisted of certain properties in the company’s net leased real estate segment included in its Core Portfolio and Legacy, Non-Strategic Portfolio segments resulting from one or more changes including reduction in the estimated holding period of the properties, rent reductions and exposure to the retail market. Fair value of the impaired properties was determined using a future cash flow analysis that included an eventual sale of the properties, with expected sale price generally based on broker price opinions and/or applying a terminal capitalization rate ranging from 6% to 20%. The Company did not record impairment on its net leased real estate properties during the three and nine months ended September 30, 2019, respectively. The Company recorded $24.8 million and $25.0 million of impairment on its Legacy, Non-Strategic Portfolio properties during the three and nine months ended September 30, 2019, respectively.
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
As of September 30, 2019 and December 31, 2018, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	September 30, 2019			December 31, 2018
	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$4,727	$5,508	$10,235	$11,312	$2,796	$14,108
Interest rate contracts	—	2	2	—	31	31
Included in other assets	$4,727	$5,510	$10,237	$11,312	$2,827	$14,139
Derivative Liabilities
Foreign exchange contracts	$—	$(310)	$(310)	$(10)	$—	$(10)
Interest rate contracts	—	(20,960)	(20,960)	—	(6,032)	(6,032)
Included in accrued and other liabilities	$—	$(21,270)	$(21,270)	$(10)	$(6,032)	$(6,042)

As of September 30, 2019, counterparties held $22.1 million in cash collateral for the derivative contracts.
The following table summarizes the foreign exchange and interest rate contracts as of September 30, 2019:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)		Range of Maturity Dates
		Designated	Non-Designated
FX Forward	EUR	€165,330	€—	December 2019 - June 2023
FX Forward	NOK	NOK 585,600	NOK 361,200	October 2019 - July 2023
Interest Rate Swap	USD	$—	$403,945	April 2020 - August 2028

The table below represents the effect of the derivative financial instruments on the consolidated statements of operations and of comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other gain (loss), net
Non-designated foreign exchange contracts	$2,016	$107	$2,394	$107
Non-designated interest rate contracts	(4,688)	(122)	(14,949)	(87)
	$(2,672)	$(15)	$(12,555)	$20
Accumulated other comprehensive income (loss)
Designated foreign exchange contracts	$12,791	$(416)	$21,124	$(416)
	12,791	(416)	21,124	(416)
Interest income
Non-designated interest rate contracts	$—	$1,497	$—	$2,176

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), net. During the three and nine months ended September 30, 2019 and 2018, no gain (loss) was transferred from accumulated other comprehensive income (loss).
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
		(Assets) Liabilities	Cash Collateral Pledged
September 30, 2019
Derivative Assets
Foreign exchange contracts	$10,235	$(310)	$—	$9,925
Interest rate contracts	2	(2)	—	—
	$10,237	$(312)	$—	$9,925
Derivative Liabilities
Foreign exchange contracts	$(310)	$310	$—	$—
Interest rate contracts	(20,960)	2	20,958	—
	$(21,270)	$312	$20,958	$—

December 31, 2018
Derivative Assets
Foreign exchange contracts	$14,108	$(10)	$—	$14,098
Interest rate contracts	31	—	—	31
	$14,139	$(10)	$—	$14,129
Derivative Liabilities
Foreign exchange contracts	$(10)	$10	$—	$—
Interest rate contracts	(6,032)	—	5,490	(542)
	$(6,042)	$10	$5,490	$(542)

17.	Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2019, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments for loans and preferred equity held for investment was $200.6 million for senior loans, $2.5 million for corporate term loans and $48.4 million for mezzanine loans. Total unfunded commitments for equity method investments was $67.5 million.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Ground Lease Obligation
The Company’s operating leases are ground leases acquired with real estate.
At September 30, 2019, the weighted average remaining lease terms were 15.6 years for ground leases.
For the three and nine months ended September 30, 2018, ground lease expense, including variable lease expense incurred, was $0.7 million and $2.1 million, respectively. The following table presents lease expense, included in property operating expense, for the three and nine months ended September 30, 2019 (dollars in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense:
Minimum lease expense	$791	$2,335
Variable lease expense	—	—
	$791	$2,335

The operating lease liability was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of September 30, 2019 (dollars in thousands):

Remainder of 2019	$783
2020	3,132
2021	3,117
2022	3,144
2023	3,154
2024 and thereafter	25,088
Total lease payments	38,418
Less: Present value discount	13,167
Operating lease liability (Note 9)	$25,251

The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of December 31, 2018 (dollars in thousands):

2019	$2,821
2020	2,819
2021	2,804
2022	1,882
2023	1,388
2024 and thereafter	12,998
Total	$24,712

Litigation and Claims
The Company may be involved in the litigation and claims in the ordinary course of the business. As of September 30, 2019, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

18.	Segment Reporting
Following the Combination, the Company conducted its business through the following five operating segments: the loan portfolio, CRE debt securities, net leased real estate, other, and corporate. The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the third quarter of 2019, the Company realigned the business and reportable segment information to reflect how the Chief Operating Decision Makers (“CODM”) regularly reviews and manages the business. As a result, effective for the quarter ended September 30, 2019, the Company presents its business segments as follows:

•	Core Portfolio, which consists of the following four segments and remain unchanged from the prior segments:

◦
Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior mortgage loans, mezzanine loans, and preferred equity interests as well as participations in such loans. The segment also includes ADC loan arrangements accounted for as equity method investments.

◦	CRE Debt Securities—investments in CMBS (including “B-pieces” of a CMBS securitization pool) or CRE CLOs (collateralized by pools of CRE debt investments).

◦
Net Leased Real Estate—direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes.

◦	Corporate—includes corporate-level asset management and other fees, related party and general and administrative expenses to the Core Portfolio only.

•
Legacy, Non-Strategic Portfolio—segment consists of direct investments in operating real estate such as multi-tenant office and multifamily residential assets such as real estate acquired in settlement of loans (“REO”) which the Company plans to exit. It also includes two portfolios of PE Investments and certain retail and other legacy loans originated prior to the Combination. This segment includes corporate-level asset management and other fees, related party and general and administrative expenses related to the Legacy, Non-Strategic Portfolio only.

There were no changes in the structure of the Company’s internal organization that prompted the change in reportable segments. Prior period amounts have been revised to conform to the current year presentation shown below.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Core
	Senior and MezzanineLoans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Three Months Ended September 30, 2019
Net interest income (expense)	$21,295	$5,102	$—	$(2,363)	$24,034	$2,077	$26,111
Property and other income	209	200	28,316	369	29,094	35,218	64,312
Management fee expense	—	—	—	(9,084)	(9,084)	(2,271)	(11,355)
Property operating expense	—	—	(8,340)	—	(8,340)	(21,416)	(29,756)
Transaction, investment and servicing expense	(512)	(3)	(103)	(245)	(863)	(570)	(1,433)
Interest expense on real estate	—	—	(8,695)	—	(8,695)	(5,586)	(14,281)
Depreciation and amortization	—	—	(11,673)	—	(11,673)	(14,261)	(25,934)
Provision for loan losses	—	—	—	—	—	(110,314)	(110,314)
Impairment of operating real estate	—	—	(23,911)	—	(23,911)	(248,811)	(272,722)
Administrative expense	(312)	(244)	(78)	(3,537)	(4,171)	(3,561)	(7,732)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	215	—	(2,191)	(1,976)	—	(1,976)
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	—	—	2,724	2,724	—	2,724
Other gain (loss), net	(15)	(4,683)	2,019	(3)	(2,682)	(6)	(2,688)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	20,665	587	(22,465)	(14,330)	(15,543)	(369,501)	(385,044)
Equity in earnings (loss) of unconsolidated ventures	2,736	—	—	—	2,736	(18,641)	(15,905)
Income tax expense	—	—	(201)	—	(201)	(845)	(1,046)
Net income (loss)	$23,401	$587	$(22,666)	$(14,330)	$(13,008)	$(388,987)	$(401,995)

Three Months Ended September 30, 2018
Net interest income (expense)	$13,089	$7,704	$2	$(1,794)	$19,001	$10,957	$29,958
Property and other income	34	6	27,799	367	28,206	25,731	53,937
Management fee expense	—	—	—	(9,501)	(9,501)	(2,376)	(11,877)
Property operating expense	(2)	—	(8,261)	—	(8,263)	(12,954)	(21,217)
Transaction, investment and servicing expense	(412)	—	(40)	(1,283)	(1,735)	(1,896)	(3,631)
Interest expense on real estate	(9)	—	(8,066)	—	(8,075)	(5,266)	(13,341)
Depreciation and amortization	—	—	(19,774)	—	(19,774)	(10,764)	(30,538)
Provision for loan losses	—	—	—	—	—	(35,059)	(35,059)
Impairment of operating real estate	—	—	—	—	—	(29,378)	(29,378)
Administrative expense	(154)	(416)	(58)	(3,083)	(3,711)	(3,086)	(6,797)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(1,834)	—	895	(939)	—	(939)
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(549)	—	—	(549)	—	(549)
Other gain (loss), net	—	(129)	108	—	(21)	6	(15)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	12,546	4,782	(8,290)	(14,399)	(5,361)	(64,085)	(69,446)
Equity in earnings (loss) of unconsolidated ventures	10,274	—	—	—	10,274	(1,950)	8,324
Income tax benefit (expense)	—	—	91	—	91	2,365	2,456
Net income (loss)	$22,820	$4,782	$(8,199)	$(14,399)	$5,004	$(63,670)	$(58,666)
_________________________________________

(1)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended September 30, 2019 and September 30, 2018, $2.2 million and $0.9 million,

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

respectively, was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.
The following tables present segment reporting for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Core
	Senior and MezzanineLoans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Nine Months Ended September 30, 2019
Net interest income (expense)	$55,077	$15,856	$2	$(7,674)	$63,261	$8,735	$71,996
Property and other income	450	341	88,067	371	89,229	103,595	192,824
Management fee expense	—	—	—	(27,256)	(27,256)	(6,814)	(34,070)
Property operating expense	—	—	(25,187)	—	(25,187)	(60,889)	(86,076)
Transaction, investment and servicing expense	(1,325)	(4)	(208)	301	(1,236)	(1,777)	(3,013)
Interest expense on real estate	—	—	(26,078)	—	(26,078)	(15,708)	(41,786)
Depreciation and amortization	—	—	(37,645)	—	(37,645)	(45,208)	(82,853)
Provision for loan losses	—	—	—	—	—	(220,572)	(220,572)
Impairment of operating real estate	—	—	(23,911)	—	(23,911)	(258,935)	(282,846)
Administrative expense	(614)	(979)	(178)	(10,206)	(11,977)	(10,418)	(22,395)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	6,035	—	(1,433)	4,602	—	4,602
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	48	—	2,724	2,772	—	2,772
Other gain (loss), net	(15)	(14,909)	2,399	1	(12,524)	(1,305)	(13,829)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	53,573	6,388	(22,739)	(43,172)	(5,950)	(509,296)	(515,246)
Equity in earnings (loss) of unconsolidated ventures	39,020	—	—	—	39,020	(21,058)	17,962
Income tax benefit (expense)	(12)	—	1,822	(382)	1,428	(1,972)	(544)
Net income (loss)	$92,581	$6,388	$(20,917)	$(43,554)	$34,498	$(532,326)	$(497,828)

Nine Months Ended September 30, 2018
Net interest income (expense)	$44,872	$18,406	$3	$(3,897)	$59,384	$31,014	$90,398
Property and other income	182	19	56,675	903	57,779	65,079	122,858
Management fee expense	—	—	—	(25,334)	(25,334)	(6,334)	(31,668)
Property operating expense	10	—	(16,423)	—	(16,413)	(32,773)	(49,186)
Transaction, investment and servicing expense	(1,149)	—	(40)	(34,830)	(36,019)	(2,193)	(38,212)
Interest expense on real estate	(175)	—	(16,301)	—	(16,476)	(12,971)	(29,447)
Depreciation and amortization	—	—	(37,901)	—	(37,901)	(34,788)	(72,689)
Provision for loan loss	—	—	—	—	—	(34,542)	(34,542)
Impairment of operating real estate	—	—	—	—	—	(29,378)	(29,378)
Administrative expense	(413)	(817)	(62)	(7,774)	(9,066)	(7,843)	(16,909)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	655	—	2,599	3,254	—	3,254
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(2,752)	—	—	(2,752)	—	(2,752)
Other gain (loss), net	—	(128)	108	—	(20)	480	460
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	43,327	15,383	(13,941)	(68,333)	(23,564)	(64,249)	(87,813)
Equity in earnings of unconsolidated ventures	25,749	—	—	—	25,749	14,024	39,773
Income tax benefit	—	—	91	—	91	2,756	2,847
Net income (loss)	$69,076	$15,383	$(13,850)	$(68,333)	$2,276	$(47,469)	$(45,193)
_________________________________________

(1)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the nine months ended September 30, 2019 and September 30, 2018, $1.4 million and $2.6 million,

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

respectively, was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.
The following table presents total assets by segment as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Core
Total Assets	Senior and Mezzanine Loans and Preferred Equity(1)	CRE Debt Securities	Net Leased Real Estate	Corporate(2)	Total Core Portfolio	Legacy, Non-Strategic Portfolio(3)	Total
September 30, 2019	$2,894,232	$2,267,596	$1,254,172	$(61,122)	$6,354,878	$1,088,979	$7,443,857
December 31, 2018	2,111,443	3,507,404	1,313,220	(70,600)	6,861,467	1,799,263	8,660,730
_________________________________________

(1)	Includes investments in unconsolidated ventures totaling $557.0 million and $742.2 million as of September 30, 2019 and December 31, 2018, respectively.

(2)	Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trusts in consolidation.

(3)	Includes PE Investments totaling $14.3 million and $160.9 million as of September 30, 2019 and December 31, 2018, respectively.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total income by geography:
United States	$105,826	$135,743	$400,864	$373,458
Europe	12,161	5,559	37,080	5,559
Other	(3)	359	32	1,309
Total(1)	$117,984	$141,661	$437,976	$380,326

	September 30, 2019	December 31, 2018
Long-lived assets by geography:
United States	$1,386,138	$1,764,247
Europe	307,616	329,511
Total(2)	$1,693,754	$2,093,758
_________________________________________

(1)	Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.

(2)	Long-lived assets are comprised of real estate and real estate related intangible assets, and excludes financial instruments and assets held for sale.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

19.	Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2019 and 2018 and consist of the following (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(401,995)	$(58,666)	$(497,828)	$(45,193)
Net (income) loss attributable to noncontrolling interests:
Investment Entities	37,445	4,688	38,623	2,788
Operating Partnership	8,519	1,275	10,741	996
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(356,031)	$(52,703)	$(448,464)	$(41,409)

Numerator:
Net income allocated to participating securities (nonvested shares)	$(616)	$(436)	$(1,709)	$(1,019)
Net income (loss) attributable to common stockholders	$(356,647)	$(53,139)	$(450,173)	$(42,428)

Denominator:
Weighted average shares outstanding(1)(2)	128,541	127,887	128,341	118,252

Net (loss) per common share - basic and diluted(2)	$(2.77)	$(0.42)	$(3.51)	$(0.36)
_________________________________________

(1)
For earnings per share, the Company assumes 44.4 million shares of Class B-3 common stock were outstanding prior to January 31, 2018 to reflect the standalone pre-merger financial information of the CLNY Investment Entities, the Company’s predecessor for accounting purposes. On February 1, 2019, the Class B-3 common stock automatically converted to Class A common stock on a one-for-one basis.

(2)	Excludes 3,075,623 CLNC OP Units, which are redeemable for cash, or at the Company’s option, shares of Class A common stock on a one-for-one basis, and therefore would not be dilutive.

20.	Subsequent Events
Dividends
On October 17, 2019, the Company’s board of directors declared a monthly cash dividend of $0.145 per share of Class A common stock for the month ended October 31, 2019. The common stock dividend will be paid on November 12, 2019 to stockholders of record on October 31, 2019. These distributions represent an annualized dividend of $1.74 per share of Class A common stock.
Subsequent to September 30, 2019, the Company elected to modify its dividend policy in furtherance of its portfolio bifurcation plan, to issue a monthly dividend that is fully covered by and positioned for growth based on the Company’s Core Earnings on its Core Portfolio. Therefore, the Company’s board of directors declared a monthly cash dividend of $0.10 per share of Class A common stock for: (i) the month ending November 30, 2019, which will be paid on December 10, 2019 to stockholders of record on November 30, 2019 and (ii) the month ending December 31, 2019, which will be paid on January 10, 2020 to stockholders of record on December 31, 2019.
Investments
Subsequent to September 30, 2019, the Company originated one senior loan with a total commitment of $84.0 million and a spread of 3.4% plus LIBOR.
CLNC 2019-FL1 Securitization Transaction
Subsequent to September 30, 2019, the Company executed a securitization transaction through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840 million of investment grade notes. The securitization reflects an advance rate of 83.5% at a weighted average cost of funds of LIBOR plus 1.59%, and is collateralized by a pool of 21 senior loans originated by the Company. In connection with this transaction, the Company repaid $770 million of debt on its Master Repurchase Facilities.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Management Agreement
Subsequent to quarter end, the Manager, the Company and the OP amended and restated the Management Agreement to modify the “Core Earnings” definition, providing that “unrealized provisions for loan losses and real estate impairments” shall only be applied as exclusions from the definition of Core Earnings if approved by a majority of the independent directors of the Company. Such change became effective during the fourth quarter 2019 and will result in a reduction to Core Earnings which thereby reduces the annual management fee and any incentive fee paid by the Company due to accumulated unrealized provisions for loan losses and real estate impairments to date.
Colony Capital, Inc. Internalization Discussions with the Company
On November 6, 2019, Thomas J. Barrack, Jr., the Executive Chairman and Chief Executive Officer of Colony Capital delivered a non-binding letter to the independent directors of the Company seeking to explore with the Company the possible internalization of the management of the Company and a transfer of Colony Capital’s credit management business to the Company. The letter sets forth the main components of a possible internalization, which may include one or more of the following: (i) the internalization of Colony Capital’s credit management business, which may include key senior management, into the Company via cancellation of the Company’s management agreement and the possible contribution to the Company by Colony Capital of the management contracts of some or all of Colony Capital’s existing direct credit funds and the management of related investment and co-investment general partner vehicles, (ii) entering into a new management agreement pursuant to which the Company would manage certain existing credit investments that would continue to be held by Colony Capital, (iii) the continuation of the Company’s non-exclusive right to use the Colony Capital brand for credit investments for a period of time to be agreed upon by the parties, and/or (iv) certain changes in the Company’s board of directors and management. The letter provides that an internalization would be subject to, among other things, the negotiation of terms and definitive documentation and approval of the boards of directors of the Company and Colony Capital (or an authorized committee thereof in each case).
There can be no assurance that the Company and Colony Capital will reach an agreement with respect to an internalization or any of the other matters described in the letter, that the nature or terms of an internalization or any such other matters will not differ from the description in the letter, or that an internalization or any such other matters will be completed. The Company does not undertake any obligation to provide updates with respect to the letter or any such other matters or the status thereof.
On November 7, 2019, Colony Capital filed the letter with the U.S. Securities and Exchange Commission on Schedule 13D.

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
We were organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony Capital (“CLNY”), a publicly traded REIT listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CLNY,” made an initial capital contribution of $1,000 to us. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all of our activities and hold substantially all of our assets and liabilities through our operating subsidiary, Credit RE Operating Company, LLC (the “OP”). At September 30, 2019, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned primarily by our affiliate as noncontrolling interests.
We are externally managed by a subsidiary of Colony Capital, a NYSE-listed global real estate and investment management firm with over $22 billion of total consolidated assets and over $53 billion of assets under management. As of September 30, 2019, Colony Capital owned approximately 36.5% of our common equity on a fully diluted basis, evidencing a strong alignment of interests between Colony Capital and our other stockholders.
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
Our Manager
We are externally managed by our manager, CLNC Manager, LLC (our “Manager”). Our Manager is a subsidiary of Colony Capital and benefits from the expertise and resources of Colony Capital. Colony Capital and its predecessors have a 27-year track record and have made over $100 billion of investments. Colony Capital’s senior management team has a long track record and extensive experience managing and investing in our target assets and other real estate-related investments through a variety of credit cycles and market conditions. Colony Capital’s global footprint and corresponding network provides its investment and asset management teams with proprietary market knowledge, exceptional sourcing capabilities and the local presence required to identify, execute and manage complex transactions, although Colony Capital has not been immune to national and local economic trends that are unrelated to its management of assets. Colony Capital’s successful history of external management includes its previous management of Colony Financial, Inc., an externally managed commercial mortgage REIT listed on the NYSE that focused on secondary loan acquisitions, high-yielding originations and real estate equity and its management of various non-traded REITs (previously including NorthStar I and NorthStar II) and registered investment companies.
Colony Capital is headquartered in Los Angeles, with key offices in Boca Raton, New York, Paris and London, and has over 450 employees across 21 locations in 13 countries. Its operations are broad and diverse and include the management of real estate, both owned and on behalf of a diverse set of institutional and individual investors. Colony Capital has a highly experienced management team of diverse backgrounds with a demonstrated track record of success at asset managers and investment firms, private investment funds, investment banks and other financial service companies, which provides an enhanced perspective for managing our portfolio. Kevin P. Traenkle, a 26-year veteran of Colony Capital, serves as our Chief Executive Officer and President, and Neale W. Redington, a 11-year veteran of Colony Capital, serves as our Chief Financial Officer and Treasurer. In addition, supporting our business, David A. Palamé, a 12-year veteran of Colony Capital, serves as our General Counsel and Secretary, and Frank V. Saracino, a five-year veteran of Colony Capital, serves as our Chief Accounting Officer.
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
Our Business Segments
Following the Combination, we conducted our business through the following five operating segments: the loan portfolio, CRE debt securities, net leased real estate, other, and corporate. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
During the third quarter of 2019, we realigned the business and reportable segment information to reflect how the Chief Operating Decision Makers (“CODM”) regularly review and manage the business. As a result, effective for the quarter ended September 30, 2019, we present our business segments as follows:

•	Core Portfolio, which consists of the following four segments and remain unchanged from the prior segments:

◦
Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior mortgage loans, mezzanine loans, and preferred equity interests as well as participations in such loans. The segment also includes acquisition, development and construction (“ADC”) arrangements accounted for as equity method investments.

◦	CRE Debt Securities—investments in CMBS (including “B-pieces” of a CMBS securitization pool) or CRE CLOs (collateralized by pools of CRE debt investments).

◦
Net Leased Real Estate—direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes.

◦
Corporate—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility, related party and general and administrative expenses to the Core Portfolio only.

•
Legacy, Non-Strategic Portfolio—segment consists of direct investments in operating real estate such as multi-tenant office and multifamily residential assets such as real estate acquired in settlement of loans (“REO”) which we plan to exit. It also includes two portfolios of PE Investments and certain retail and other legacy loans originated prior to the Combination. This segment also includes corporate-level asset management and other fees including expenses related to secured revolving credit facility, related party and general and administrative expenses related to the Legacy, Non-Strategic Portfolio only.

There were no changes in the structure of our internal organization that prompted the change in reportable segments. Prior year amounts have been revised to conform to the current year presentation.
Accordingly, we realigned the discussion and analysis of our portfolio and results of operations to reflect these reportable segments. Refer to Note 18, “Segment Reporting” in Item 1. “Financial Statements” for further discussion of our operating segments.
Significant Developments - Core Portfolio
During the three months ended September 30, 2019 and through November 7, 2019, significant developments affecting our business and results of operations of our Core Portfolio included the following:

•	Generated GAAP net loss of $1.5 million, or a loss of $0.01 per share and Core Earnings of $44.7 million, or $0.34 per share;

•
Originated six senior mortgage loans with a total commitment of $323.6 million; upsized our position in an existing senior mortgage loan by $15.0 million and a mezzanine loan by $87.2 million; and originated two mezzanine loans with a total commitment of $60.2 million;

•
Recorded $23.9 million of impairment related to a portfolio of net lease real estate due to a reduction in the estimated holding period and $17.6 million related to our share of an equity participation in a joint venture;

•	Sold a CMBS B-piece at a premium to March 31, 2019 fair market value, which resulted in approximately $33 million in net proceeds;

•
Subsequent to September 30, 2019, executed a securitization transaction through wholly-owned subsidiaries, CLNC 2019-FL1 Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840 million of investment grade notes. The securitization reflects an advance rate of 83.5% at a weighted average cost of funds of LIBOR plus 1.59%, and is collateralized by a pool of 21 senior loans originated by us. In connection with this transaction, we repaid $770 million of debt on the Master Repurchase Facilities;

•
Subsequent to September 30, 2019, executed a purchase and sale agreement for the sale of an owned hotel asset with a book value of approximately $72 million. Closing is expected during the fourth quarter of 2019 with capital to be recycled into target investments in the Core Portfolio.

Significant Developments - Legacy, Non-Strategic Portfolio
During the three months ended September 30, 2019 and through November 7, 2019, significant developments affecting our business and results of operations of our Legacy, Non-Strategic Portfolio included the following:

•	Generated GAAP net loss of $354.5 million, or a loss of $2.76 per share and Legacy, Non-Strategic Earnings loss of $120.3 million, or a loss of $0.91 per share;

•	Received $38.4 million in cash proceeds in connection with the sales of our PE Investments, which brings the total proceeds received to date to $139.8 million or 99% of the total to be received;

•	Recorded $110.3 million of provision for loan losses on 11 loans to six separate borrowers, the majority of which are collateralized by retail properties;

•
Recognized our proportionate share of an impairment loss on investments held in various joint ventures, including two senior loans and a mezzanine loan and an equity participation interest in a residential development project held in a joint venture totaling $22.0 million;

•	Impairment of our operating real estate due to our plan to exit certain investments, resulting in a reduction in the estimated holding period of certain properties of $248.8 million;

•	Classified various operating real estate properties totaling $105.1 million as held for sale;

•	Subsequent to September 30, 2019, we completed the sale of one retail property classified as held for sale.

Results of Operations Summary
The following tables present our results of operations for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,
	2019			2018
	Core Portfolio	Legacy, Non-Strategic Portfolio	Total	Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Net interest income	$24,034	$2,077	$26,111	$19,001	$10,957	$29,958
Property and other income	29,094	35,218	64,312	28,206	25,731	53,937
Management fee expense	(9,084)	(2,271)	(11,355)	(9,501)	(2,376)	(11,877)
Property operating expense	(8,340)	(21,416)	(29,756)	(8,263)	(12,954)	(21,217)
Transaction, investment and servicing expense	(863)	(570)	(1,433)	(1,735)	(1,896)	(3,631)
Interest expense on real estate	(8,695)	(5,586)	(14,281)	(8,075)	(5,266)	(13,341)
Depreciation and amortization	(11,673)	(14,261)	(25,934)	(19,774)	(10,764)	(30,538)
Provision for loan losses	—	(110,314)	(110,314)	—	(35,059)	(35,059)
Impairment of operating real estate	(23,911)	(248,811)	(272,722)	—	(29,378)	(29,378)
Administrative expense	(4,171)	(3,561)	(7,732)	(3,711)	(3,086)	(6,797)
Unrealized loss on mortgage loans and obligations held in securitization trusts, net	(1,976)	—	(1,976)	(939)	—	(939)
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	2,724	—	2,724	(549)	—	(549)
Other gain (loss) on investments, net	(2,682)	(6)	(2,688)	(21)	6	(15)
Loss before equity in earnings of unconsolidated ventures and income taxes	(15,543)	(369,501)	(385,044)	(5,361)	(64,085)	(69,446)
Equity in earnings (loss) of unconsolidated ventures	2,736	(18,641)	(15,905)	10,274	(1,950)	8,324
Income tax benefit (expense)	(201)	(845)	(1,046)	91	2,365	2,456
Net income (loss)	$(13,008)	$(388,987)	$(401,995)	$5,004	$(63,670)	$(58,666)

	Nine Months Ended September 30,
	2019			2018
	Core Portfolio	Legacy, Non-Strategic Portfolio	Total	Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Net interest income	$63,261	$8,735	$71,996	$59,384	$31,014	$90,398
Property and other income	89,229	103,595	192,824	57,779	65,079	122,858
Management fee expense	(27,256)	(6,814)	(34,070)	(25,334)	(6,334)	(31,668)
Property operating expense	(25,187)	(60,889)	(86,076)	(16,413)	(32,773)	(49,186)
Transaction, investment and servicing expense	(1,236)	(1,777)	(3,013)	(36,019)	(2,193)	(38,212)
Interest expense on real estate	(26,078)	(15,708)	(41,786)	(16,476)	(12,971)	(29,447)
Depreciation and amortization	(37,645)	(45,208)	(82,853)	(37,901)	(34,788)	(72,689)
Provision for loan losses	—	(220,572)	(220,572)	—	(34,542)	(34,542)
Impairment of operating real estate	(23,911)	(258,935)	(282,846)	—	(29,378)	(29,378)
Administrative expense	(11,977)	(10,418)	(22,395)	(9,066)	(7,843)	(16,909)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	4,602	—	4,602	3,254	—	3,254
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	2,772	—	2,772	(2,752)	—	(2,752)
Other gain (loss) on investments, net	(12,524)	(1,305)	(13,829)	(20)	480	460
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(5,950)	(509,296)	(515,246)	(23,564)	(64,249)	(87,813)
Equity in earnings (loss) of unconsolidated ventures	39,020	(21,058)	17,962	25,749	14,024	39,773
Income tax benefit (expense)	1,428	(1,972)	(544)	91	2,756	2,847
Net income (loss)	$34,498	$(532,326)	$(497,828)	$2,276	$(47,469)	$(45,193)

See the “Our Core Portfolio” and “Our Legacy, Non-Strategic Portfolio” sections for further discussion of our portfolio and results of operations.
Our Core Portfolio
As of September 30, 2019, our Core Portfolio, including our senior and mezzanine loans and preferred equity, CRE debt securities, net leased real estate and corporate segments, consisted of 113 investments representing approximately $4.4 billion in book value (excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 55 senior mortgage loans, mezzanine loans, preferred equity investments and other loans and had a weighted average cash coupon of 6.5% and a weighted average all-in unlevered yield of 7.8%. Our CRE debt securities portfolio had a weighted average cash coupon of 3.7%. Our net leased real estate consisted of approximately 13.1 million total square feet of space and the total third quarter net operating income (“NOI”) of that portfolio was approximately $18.4 million.
As of September 30, 2019, our Core Portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at CLNC share)(2)
Core Portfolio
Senior mortgage loans(3)	37	$2,277,750	$2,277,750
Mezzanine loans(3)	9	268,089	268,089
Preferred equity and other loans(3)(4)	9	286,704	286,704
CRE debt securities	51	366,505	366,505
Net leased real estate	6	1,116,519	1,102,299
Other(5)	1	71,871	71,871
Total/Weighted average Core Portfolio	113	$4,387,438	$4,373,218
________________________________________

(1)	Count for net leased real estate represents number of investments.

(2)	Book value at our share represents the proportionate book value based on ownership by asset as of September 30, 2019.

(3)	Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.

(4)	Preferred equity balances include $27.9 million of book value at our share attributable to related equity participation interests.

(5)	Other includes one owned hotel asset, which is classified as held for sale as of September 30, 2019 and for which we entered into a purchase and sales agreement subsequent to September 30, 2019.
The following charts illustrate the diversification of our Core Portfolio (not including CMBS and Other) based on investment type, underlying property type, and geography, as of September 30, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

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

(2)	Mezzanine loans include other subordinated loans.

(3)	Preferred equity balances include $27.9 million of book value at our share attributable to related equity participation interests.

(4)	Other contains one corporate term loan secured by the borrower’s limited partnership interests in a fund.

(5)
Other includes commercial and residential development and predevelopment assets, one corporate term loan secured by the borrower’s limited partnership interests in a fund, and a preferred equity investment in a loan origination platform.

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

Loan Risk Rankings
In addition to reviewing loans and preferred equity held for investment for impairment quarterly, the Company evaluates loans and preferred equity held for investment to determine if an allowance for loan loss should be established. In conjunction with this review, the Company assesses the risk factors of each senior and mezzanine loans and preferred equity and assigns a risk rating based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, the Company’s loans and preferred equity held for investment are rated “1” through “5,” from less risk to greater risk. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows

1.
Very Low Risk—The loan is performing as agreed. The underlying property performance has exceeded underwritten expectations with very strong net operating income (“NOI”), debt service coverage ratio (“DSCR”), debt yield and occupancy metrics. Sponsor is investment grade, very well capitalized, and employs very experienced management team.

2.
Low Risk—The loan is performing as agreed. The underlying property performance has met or exceeds underwritten expectations with high occupancy at market rents, resulting in consistent cash flow to service the debt. Strong sponsor that is well capitalized with experienced management team.

3.
Average Risk—The loan is performing as agreed. The underlying property performance is consistent with underwriting expectations. The property generates adequate cash flow to service the debt, and/or there is a sufficient reserve or loan structure to provide time for sponsor to execute the business plan. Sponsor has routinely met its obligations and has experience owning/operating similar real estate.

4.
High Risk/Delinquent/Potential for Loss—The loan is in excess of 30 days delinquent and/or has a risk of a principal loss. The underlying property performance is behind underwritten expectations. Loan covenants may require occasional waivers/modifications. Sponsor has been unable to execute its business plan and local market fundamentals have deteriorated. Operating cash flow is not sufficient to service the debt and debt service payments may be coming from sponsor equity/loan reserves.

5.
Impaired/Defaulted/Loss Likely—The loan has defaulted or a default is imminent, and has a high risk of a principal loss, or has incurred a principal loss. The underlying property performance is significantly worse than underwritten expectation and sponsor has failed to execute its business plan. The property has significant vacancy and current cash flow does not support debt service. Local market fundamentals have significantly deteriorated resulting in depressed comparable property valuations versus underwriting.

Senior and Mezzanine Loans and Preferred Equity
Our senior and mezzanine loans and preferred equity consists of senior mortgage loans, mezzanine loans and preferred equity interests, some of which have equity participation interests.
The following table provides a summary of our senior and mezzanine loans and preferred equity in our Core Portfolio based on our internal risk rankings as of September 30, 2019 (dollars in thousands):

Risk Ranking	Count(1)	Carrying Value (at CLNC share)(1)	% of Core Portfolio
1	—	$—	—%
2	1	49,854	1.8%
3	47	2,393,105	84.5%
4	5	388,341	13.7%
5	—	—	—%
	53	$2,831,300	100.0%

Weighted average risk ranking			3.1
___________________________________

(1)	Count excludes two equity participations held in joint ventures with a combined carrying value (at CLNC share) of $1.2 million which were not assigned risk rankings.

The following table provides asset level detail for senior and mezzanine loans and preferred equity included in our Core Portfolio as of September 30, 2019 (dollars in thousands):

	Collateral type	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Risk ranking(5)
Senior loans
Loan 1	Hotel	San Jose, CA	$173,485	$173,485	Floating	4.3%	6.3%	1/9/2023	62%	3
Loan 2	Multifamily	Milpitas, CA	169,724	170,606	Floating	3.1%	5.5%	7/9/2024	72%	3
Loan 3(6)	Other	Dublin, Ireland	167,382	162,518	Fixed	8.0%	15.0%	12/31/2023	96%	3
Loan 4	Hotel	San Diego, CA	138,805	139,925	Floating	4.8%	7.1%	10/9/2024	71%	4
Loan 5	Hotel	Berkeley, CA	119,026	120,000	Floating	3.2%	5.4%	7/9/2025	66%	3
Loan 6	Industrial	New York, NY	114,859	116,000	Floating	3.1%	5.8%	9/19/2024	76%	3
Loan 7	Office	Carlsbad, CA	112,838	113,384	Floating	3.7%	6.1%	12/9/2023	73%	3
Loan 8	Multifamily	Various - U.S.	91,474	92,000	Floating	3.0%	5.9%	4/9/2024	65%	3
Loan 9(6)	Multifamily	Santa Clara, CA	89,424	90,349	Floating	4.4%	7.3%	6/18/2024	64%	3
Loan 10	Office	Stamford, CT	84,993	85,977	Floating	3.5%	5.8%	6/9/2025	71%	3
Loan 11	Hotel	Englewood, CO	72,934	72,986	Floating	3.5%	5.8%	7/9/2023	69%	3
Loan 12	Office	Burlingame, CA	69,567	69,799	Floating	2.8%	5.2%	7/9/2023	61%	3
Loan 13	Office	San Jose, CA	62,771	63,108	Floating	2.5%	5.0%	8/28/2025	66%	3
Loan 14	Office	LI City, NY	62,023	62,449	Floating	3.3%	5.8%	4/9/2024	58%	3
Loan 15	Office	LI City, NY	59,421	59,878	Floating	3.5%	6.0%	6/9/2024	59%	3
Loan 16	Office	Baltimore, MD	52,763	53,280	Floating	3.5%	6.2%	2/9/2024	74%	3
Loan 17	Office	Washington, D.C.	49,902	50,486	Floating	2.8%	5.7%	8/9/2024	68%	3
Loan 18	Multifamily	Knoxville, TN	49,854	49,189	Floating	4.0%	6.5%	12/9/2022	80%	2
Loan 19	Multifamily	Phoenix, AZ	42,549	42,856	Floating	2.7%	5.2%	7/9/2024	76%	3
Loan 20	Multifamily	Dupont, WA	40,292	40,500	Floating	3.3%	5.8%	11/9/2023	82%	3
Loan 21	Multifamily	Henderson, NV	37,573	37,700	Floating	3.3%	5.8%	6/9/2023	73%	3
Loan 22	Multifamily	Las Vegas, NV	37,279	37,582	Floating	3.2%	5.9%	2/9/2024	71%	3
Loan 23	Multifamily	Oxnard, CA	36,611	36,500	Floating	5.2%	8.0%	5/9/2021	71%	3
Loan 24	Office	Salt Lake City, UT	35,801	36,241	Floating	2.7%	5.0%	10/9/2024	72%	3
Loan 25	Hotel	Bloomington, MN	34,759	34,500	Floating	6.0%	8.0%	1/9/2020	59%	4
Loan 26	Multifamily	North Phoenix, AZ	33,772	33,984	Floating	3.4%	5.9%	5/9/2024	81%	3
Loan 27	Office	Miami, FL	33,354	33,014	Floating	4.9%	7.2%	7/9/2022	66%	3
Loan 28	Office	San Jose, CA	26,680	26,912	Floating	3.0%	5.9%	4/9/2024	64%	3
Loan 29	Multifamily	Tempe, AZ	25,751	25,866	Floating	2.9%	5.4%	2/9/2024	79%	3
Loan 30	Office	Santa Barbara, CA	24,565	24,754	Floating	3.2%	5.7%	2/9/2024	80%	3
Loan 31	Office	San Francisco, CA	22,585	22,841	Floating	3.4%	6.1%	10/9/2024	72%	3
Loan 32	Multifamily	Phoenix, AZ	21,062	21,145	Floating	2.9%	5.4%	1/9/2023	73%	3
Loan 33	Office	San Francisco, CA	19,769	19,985	Floating	2.8%	5.6%	9/9/2024	74%	3
Loan 34	Office	Charlotte, NC	18,330	18,549	Floating	3.4%	6.0%	3/9/2024	56%	3
Loan 35	Office	Los Angeles, CA	17,276	17,148	Floating	4.7%	6.9%	1/9/2023	76%	3
Loan 36	Multifamily	Tempe, AZ	15,849	15,880	Floating	3.0%	5.5%	9/9/2023	70%	3
Loan 37	Multifamily	Las Vegas, NV	12,648	12,757	Floating	3.2%	5.9%	2/9/2024	71%	3
Total/Weighted average senior loans			$2,277,750	$2,284,133			6.7%	2/16/2024	70%	3.1

Mezzanine loans
Loan 38(6)	Other	Los Angeles, CA	$88,247	$88,247	Fixed	10.0%	13.0%	7/9/2022	55% - 81%	4
Loan 39(6)	Multifamily	Santa Clarita, CA	48,322	48,763	Fixed	7.0%	13.8%	12/26/2024	56% - 84%	3
Loan 40(6)	Office	Dublin, Ireland	32,054	32,054	Fixed	n/a	12.5%	12/20/2021	60% - 98%	3
Loan 41	Hotel	Berkeley, CA	28,290	28,290	Fixed	11.5%	11.5%	7/9/2025	66% - 81%	3
Loan 42	Multifamily	New York, NY	20,000	20,000	Floating	9.5%	11.0%	8/1/2022	63% - 84%	3

	Collateral type	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Risk ranking(5)
Loan 43	Other	San Rafael, CA	18,964	18,507	Fixed	10.0%	15.0%	12/31/2019	29% - 73%	3
Loan 44(6)	Multifamily	Placentia, CA	15,545	15,766	Fixed	8.0%	13.3%	7/11/2024	55% - 90%	3
Loan 45	Hotel	New York, NY	12,120	12,000	Floating	11.0%	13.3%	1/9/2022	60% - 72%	3
Loan 46	Multifamily	Various, TX	4,547	4,547	Fixed	9.5%	9.5%	8/11/2024	71% - 83%	3
Total/Weighted average mezzanine loans			$268,089	$268,174			12.9%	3/3/2023	58% - 83%	3.3

Preferred equity & other loans
Loan 47	Industrial	Various - U.S.	$100,522	$98,387	Fixed	14.1%	14.2%	9/2/2027	n/a	3
Loan 48	Office	Various, N.Y.	96,307	96,307	Fixed	7.0%	12.0%	6/5/2027	n/a	4
Loan 49(6)	Other	Los Angeles, CA	30,223	30,223	Fixed	10.0%	13.0%	7/9/2022	n/a	4
Loan 50(6)(7)	Industrial	Various - U.S.	24,300	—	n/a	n/a	n/a	9/2/2027	n/a	3
Loan 51	Office	Las Vegas, NV	19,569	19,666	Fixed	8.0%	15.5%	9/9/2023	n/a	3
Loan 52	Other	Various - U.S.	11,197	11,333	Fixed	15.0%	15.3%	5/28/2024	n/a	3
Loan 53(7)	Office	Dublin, Ireland	3,343	—	n/a	n/a	n/a	12/20/2021	n/a	3
Loan 54	Other	Various - U.S.	1,000	—	n/a	n/a	n/a	n/a	n/a	3
Loan 55(7)	Hotel	Austin, TX	243	—	Fixed	n/a	7.5%	n/a	n/a	3
Total/Weighted average preferred equity & other loans(8)			$286,704	$255,916			12.0%	1/9/2026	n/a	3.4

Total/Weighted average senior and mezzanine loans and preferred equity - Core Portfolio			$2,832,543	$2,808,223			7.8%	3/24/2024	n/a	3.1
_________________________________________

(1)	Represents carrying values at our share as of September 30, 2019.

(2)	Represents the stated coupon rate for loans; for floating rate loans, assumes USD 1-month LIBOR Interbank Offered Rate (“LIBOR”) which was 2.01% as of September 30, 2019.

(3)
In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of September 30, 2019 for weighted average calculations.

(4)
Except for construction loans, senior loans reflect the initial loan amount divided by the as-is value as of the date the loan was originated, or the principal amount divided by the appraised value as of the date of the most recent as-is appraisal. Mezzanine loans include attachment loan-to-value and detachment loan-to-value, respectively. Attachment loan-to-value reflects initial funding of loans senior to our position divided by the as-is value as of the date the loan was originated, or the principal amount divided by the appraised value as of the date of the most recent appraisal. Detachment loan-to-value reflects the cumulative initial funding of our loan and the loans senior to our position divided by the as-is value as of the date the loan was originated, or the cumulative principal amount divided by the appraised value as of the date of the most recent appraisal.

(5)	On a quarterly basis, the Company’s senior and mezzanine loans and preferred equity are rated “1” through “5”, from less risk to greater risk.

(6)
Construction senior loans’ loan-to-value reflect the total commitment amount of the loan divided by the as completed appraised value, or the total commitment amount of the loan divided by the projected total cost basis. Construction mezzanine loans include attachment loan-to-value and detachment loan-to-value, respectively. Attachment loan-to-value reflects the total commitment amount of loans senior to our position divided by as-completed appraised value, or the total commitment amount of loans senior to our position divided by projected total cost basis. Detachment loan-to-value reflect the cumulative commitment amount of our loan and the loans senior to our position divided by as-completed appraised value, or the cumulative commitment amount of our loan and loans senior to our position divided by projected total cost basis.

(7)	Represents equity participation interests related to senior loans, mezzanine loans and/or preferred equity investments.

(8)	Weighted average calculation for preferred equity and other loans excludes equity participation interests.

The following table details the types of properties securing our senior and mezzanine loans and preferred equity included in our Core Portfolio and geographic distribution as of September 30, 2019 (dollars in thousands):

Collateral property type	Book value (at CLNC share)	% of total
Office	$903,911	31.8%
Multifamily	792,276	28.0%
Hotel	579,662	20.5%
Other(1)	317,013	11.2%
Industrial	239,681	8.5%
Total	$2,832,543	100.0%

Region	Book value (at CLNC share)	% of total
West	$1,569,656	55.4%
Northeast	557,032	19.7%
Southwest	283,325	10.0%
Europe	202,780	7.2%
Southeast	132,613	4.7%
Midwest	74,940	2.6%
Other(2)	12,197	0.4%
Total	$2,832,543	100.0%
_________________________________________

(1)	Other includes manufactured housing communities and commercial and residential development and predevelopment assets.

(2)	Other contains one corporate term loan secured by the borrower’s limited partnership interests in a fund and a preferred equity investment in a loan origination platform.
The following charts illustrate the diversification of our senior and mezzanine loans and preferred equity included in our Core Portfolio based on interest rate category, property type, and geography as of September 30, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Interest Rate Category	Property Type

Geography

_________________________________________

(1)
Other includes commercial and residential development and predevelopment assets, one corporate term loan secured by the borrower’s limited partnership interests in a fund, and a preferred equity investment in a loan origination platform.

(2)	Other contains one corporate term loan secured by the borrower’s limited partnership interests in a fund and a preferred equity investment in a loan origination platform.
During the three months ended September 30, 2019, we recorded our proportionate share of impairment loss totaling $17.6 million related to an equity participation interest in a joint venture. The impairment recorded is due to reflect the estimated fair value of the collateral.
CRE Debt Securities
The following table presents an overview of our CRE debt securities portfolio as of September 30, 2019 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category(2)	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
Investment grade rated	39	$228,189	3.2%	6.4%	6.9	BBB-
Non-investment grade rated	4	27,748	3.3%	11.9%	5.5	BB | B
“B-pieces” of CMBS securitization pools	8	110,568	4.6%	7.9%	5.6	—
Total/Weighted Average	51	$366,505	3.7%	7.3%	6.4	—
_________________________________________

(1)	Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.

(2)	As of September 30, 2019, all CRE debt securities consisted of CMBS.
Net Leased Real Estate
Our net leased real estate investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity. In addition, we may own net leased real estate investments through joint ventures with one or more partners. As part of our net leased real estate strategy, we explore a variety of real estate investments including multi-tenant office, multifamily, student housing and industrial. These properties are typically well-located with strong operating partners and we believe offer both attractive cash flow and returns.
As of September 30, 2019, $1.1 billion, or 25.2%, of our assets were invested in net leased real estate properties included in our Core Portfolio and these properties was 95.9% occupied. The following table presents our net leased real estate investments included in our Core Portfolio as of September 30, 2019 (dollars in thousands):

	Count	Carrying Value(1)	Annualized Q3 NOI/EBITDA(2)
Net leased real estate	6	1,102,299	73,600
Total/Weighted average net leased real estate - Core Portfolio	6	$1,102,299	$73,600
________________________________________

(1)	Represents carrying values at our share as of September 30, 2019; includes deferred leasing costs and other intangible assets less intangible liabilities.

(2)
Annualized NOI/EBITDA is calculated by annualizing reported NOI for the third quarter 2019 at CLNC share. Net operating income is defined as property operating income excluding above/below market lease amortization less property operating expense. EBITDA is defined as net property operating income excluding interest, tax expense, depreciation and amortization.

The following table provides asset-level detail of our net leased real estate included in our Core Portfolio as of September 30, 2019:

	Collateral type	City, State	Number of Properties	Number of Buildings	Rentable square feet (“RSF”) / units/keys	Weighted average % leased(1)	Weighted average lease term (yrs)(2)
Net leased real estate
Net lease 1	Industrial	Various - U.S.	22	22	6,697,304 RSF	93%	3.8
Net lease 2	Office	Stavenger, Norway	1	26	1,290,926 RSF	100%	10.7
Net lease 3	Industrial	Various - U.S.	2	2	2,787,343 RSF	100%	18.8
Net lease 4	Industrial	Various, OH	23	23	1,834,422 RSF	98%	3.7
Net lease 5	Office	Aurora, CO	1	1	183,529 RSF	100%	3.2
Net lease 6	Office	Indianapolis, IN	1	1	338,000 RSF	100%	6.3
Total/Weighted average net leased real estate			50	75		98%	9.6
________________________________________

(1)	Represents the percent leased as of September 30, 2019. Weighted average calculation based on carrying value at our share as of September 30, 2019.

(2)
Based on in-place leases (defined as occupied and paying leases) as of September 30, 2019 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of September 30, 2019.

The following charts illustrate the concentration of our net leased real estate portfolio included in Core Portfolio based on property type and geography as of September 30, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

Results of Operations - Core Portfolio
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
Comparison of Core Portfolio for Three Months Ended September 30, 2019 and 2018 (Dollars in Thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Net interest income
Interest income	$43,071	$28,070	$15,001	53.4%
Interest expense	(21,324)	(12,036)	(9,288)	(77.2)%
Interest income on mortgage loans held in securitization trusts	22,586	39,261	(16,675)	(42.5)%
Interest expense on mortgage obligations issued by securitization trusts	(20,299)	(36,294)	(15,995)	(44.1)%
Net interest income	24,034	19,001	5,033	26.5%

Property and other income
Property operating income	28,315	27,765	550	2.0%
Other income	779	441	338	76.6%
Total property and other income	29,094	28,206	888	3.1%

Expenses
Management fee expense	9,084	9,501	(417)	(4.4)%
Property operating expense	8,340	8,263	77	0.9%
Transaction, investment and servicing expense	863	1,735	(872)	(50.3)%
Interest expense on real estate	8,695	8,075	620	7.7%
Depreciation and amortization	11,673	19,774	(8,101)	(41.0)%
Impairment of operating real estate	23,911	—	23,911	100.0%
Administrative expense	4,171	3,711	460	12.4%
Total expenses	66,737	51,059	15,678	30.7%

Other income (loss)
Unrealized (loss) on mortgage loans and obligations held in securitization trusts, net	(1,976)	(939)	(1,037)	110.4%
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	2,724	(549)	3,273	100.0%
Other loss, net	(2,682)	(21)	(2,661)	12,671.4%
Loss before equity in earnings of unconsolidated ventures and income taxes	(15,543)	(5,361)	(10,182)	189.9%
Equity in earnings of unconsolidated ventures	2,736	10,274	(7,538)	(73.4)%
Income tax benefit (expense)	(201)	91	(292)	320.9%
Net loss	$(13,008)	$5,004	$(18,012)	(360.0)%
Net Interest Income
Interest income
Interest income increased by $15.0 million to $43.1 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily due to a $23.1 million increase from originations, acquisitions and refinancings of loans and CMBS in 2018 and 2019. This was partially offset by a decrease of $7.1 million related to the repayment of loan investments and a decrease of $0.6 million related to the foreclosure of one loan investment.

Interest expense
Interest expense increased by $9.3 million to $21.3 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was primarily due to a $10.7 million increase related to borrowings on our master repurchase and CMBS credit facilities primarily associated with the originations and acquisitions of loans and CMBS in 2018 and 2019, a $0.9 million increase related to borrowings on the revolving credit facility and a $0.9 million increase related to deferred financing costs on our master repurchase facilities. This was offset by a decrease of $3.5 million related to paydowns of borrowings on our master repurchase facilities associated with the repayment and foreclosure of loan investments, as well as paydowns on our securitization bonds payable.
Interest income on mortgage loans and obligations held in securitization trusts, net
Interest income on mortgage loans and obligations held in securitization trusts, net decreased by $0.7 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to the sale and deconsolidation of a retained investment in the subordinate tranches of one securitization trust in the third quarter of 2019.
Property and other income
Property operating income
Property operating income increased by $0.6 million to $28.3 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was primarily due to a $3.0 million increase related to two net lease portfolios acquired in the third quarter of 2018 and a $2.3 million increase related to a hotel acquired through legal foreclosure processes in the third quarter of 2018. This was partially offset by a $4.3 million decrease related to the October 2018 sale of a multi-tenant office portfolio.
Expenses
Management fee expense
Management fee expense decreased by $0.4 million to $9.1 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of September 30, 2019 compared to September 30, 2018.
Property operating expense
Property operating expense increased by $0.1 million to $8.3 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was primarily due to a $1.5 million increase related to a hotel acquired through legal foreclosure processes in the third quarter of 2018. This was offset by a $1.4 million decrease related to the October 2018 sale of a multi-tenant office portfolio.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.9 million to $0.9 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily as a result of lower transaction costs incurred associated with the Combination of $0.4 million and franchise tax refunds received of $0.4 million.
Interest expense on real estate
Interest expense on real estate increased by $0.6 million to $8.7 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was primarily due to $1.2 million resulting from the acquisition of two net lease portfolios acquired in 2018. This was partially offset by $0.6 million decrease associated with the October 2018 sale of the multi-tenant office portfolio.
Depreciation and amortization
Depreciation and amortization expense decreased by $8.1 million to $11.7 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This was primarily due to a $4.2 million decrease related to lower depreciation recorded on a net lease portfolio purchased in the third quarter of 2018, $2.9 million decrease related to the October 2018 sale of a multi-tenant office portfolio, and a $0.5 million decrease related to a property which became classified as a held for sale investment in the second quarter of 2019.

Impairment of operating real estate
Impairment of operating real estate of $23.9 million for the three months ended September 30, 2019 is attributable to an industrial real estate portfolio of properties, resulting from a reduction in the estimated holding period of the portfolio.
Administrative expense
Administrative expense increased by $0.5 million to $4.2 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This was primarily due to an increase in equity-based compensation expense due to awards granted in March 2019 under the 2018 Equity Incentive Plan (the “2018 Plan”).
Other income (loss)
Unrealized loss on mortgage loans and obligations held in securitization trusts, net
During the three months ended September 30, 2019 and 2018, we recorded an unrealized loss of $2.0 million and $0.9 million, respectively, on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts acquired in the Combination.
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the three months ended September 30, 2019 and 2018, we recorded a realized gain of $2.7 million and realized loss of $0.5 million, respectively, on mortgage loans and obligations held in securitization trusts, net. The increase was primarily due to the realized gain upon sale of the retained interest of a securitization trust in the third quarter of 2019.
Other loss, net
Other loss, net increased by $2.7 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was primarily due to $4.6 million unrealized loss on non-designated interest rate swap contracts entered into in 2018. This was partially offset by $1.9 million unrealized gain on non-designated foreign exchange contracts entered into during 2018.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures decreased by $7.5 million to $2.7 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This was primarily due to an impairment of $17.6 million on an equity participation interest in a joint venture. This was partially offset by an increase of $6.3 million related to new investments in unconsolidated joint ventures entered into in 2018 and an increase of $2.9 million related to our increased commitment in June 2018 and July 2019 to one of our joint ventures which holds a mezzanine loan and a preferred equity investment.
Income tax benefit (expense)
Income tax benefit decreased by $0.3 million to an income tax expense of $0.2 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to income tax provisions on a property acquired through the legal foreclosure process in the third quarter of 2018.

Comparison of Core Portfolio for Nine Months Ended September 30, 2019 and 2018 (Dollars in Thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Net interest income
Interest income	$113,246	$78,960	$34,286	43.4%
Interest expense	(58,013)	(27,167)	(30,846)	(113.5)%
Interest income on mortgage loans held in securitization trusts	99,718	104,622	(4,904)	(4.7)%
Interest expense on mortgage obligations issued by securitization trusts	(91,690)	(97,031)	5,341	5.5%
Net interest income	63,261	59,384	3,877	6.5%

Property and other income
Property operating income	87,882	56,646	31,236	55.1%
Other income	1,347	1,133	214	18.9%
Total property and other income	89,229	57,779	31,450	54.4%

Expenses
Management fee expense	27,256	25,334	1,922	7.6%
Property operating expense	25,187	16,413	8,774	53.5%
Transaction, investment and servicing expense	1,236	36,019	(34,783)	(96.6)%
Interest expense on real estate	26,078	16,476	9,602	58.3%
Depreciation and amortization	37,645	37,901	(256)	(0.7)%
Impairment of operating real estate	23,911	—	23,911	100.0%
Administrative expense	11,977	9,066	2,911	32.1%
Total expenses	153,290	141,209	12,081	8.6%

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	4,602	3,254	1,348	41.4%
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	2,772	(2,752)	5,524	200.7%
Other loss, net	(12,524)	(20)	(12,504)	62,520.0%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(5,950)	(23,564)	17,614	74.7%
Equity in earnings of unconsolidated ventures	39,020	25,749	13,271	51.5%
Income tax benefit	1,428	91	1,337	1,469.2%
Net income	$34,498	$2,276	$32,222	1,415.7%
Net Interest Income
Interest income
Interest income increased by $34.3 million to $113.2 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily due to a $65.3 million increase from originations, acquisitions and refinancings of loans and CMBS in 2018 and 2019 and a $2.4 million increase due to recognizing a full nine months of interest income in 2019 on loans, preferred equity and CMBS acquired in the Combination on February 1, 2018. This was partially offset by a decrease of $24.7 million related to the repayment of loan investments, a decrease of $6.6 million in the CLNY Investment Entities as a result of the deconsolidation of certain investments entities, and a decrease of $2.7 million related to a hotel acquired through legal foreclosure processes in the third quarter of 2018.

Interest expense
Interest expense increased by $30.8 million to $58.0 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was primarily due to a $28.6 million increase related to borrowings on our master repurchase and CMBS credit facilities primarily associated with the originations and acquisitions of loans and CMBS in 2018 and 2019, a $4.9 million increase related to borrowings on the revolving credit facility entered into on February 1, 2018, a $3.2 million increase due to recognizing a full nine months of interest expense in 2019 on loans and CMBS acquired in the Combination, and a $2.7 million increase related to deferred financing costs on our master repurchase facilities. This was partially offset by a decrease of $4.1 million related to paydowns of borrowings on our master repurchase facilities associated with the repayment and foreclosure of loan investments, as well as a decrease of $3.3 million related to the repayment of our securitization bonds payable.
Interest income on mortgage loans and obligations held in securitization trusts, net
Interest income on mortgage loans and obligations held in securitization trusts, net increased by $0.4 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to the sale of the retained interest of a securitization trust during the third quarter of 2019.
Property and other income
Property operating income
Property operating income increased by $31.2 million to $87.9 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was primarily due to a $22.7 million increase related to two net lease portfolios acquired in the third quarter of 2018, a $16.7 million increase related to a hotel acquired through legal foreclosure process in the third quarter of 2018, and a $4.0 million increase due to recognizing a full nine months of property operating income in 2019 on operating real estate properties acquired in the Combination. This was partially offset by a $11.4 million decrease related to the October 2018 sale of a multi-tenant office portfolio.
Expenses
Management fee expense
Management fee expense increased by $1.9 million to $27.3 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase is due to the execution of the Management Agreement on January 31, 2018 and therefore no management fee expense was incurred prior to this date.
Property operating expense
Property operating expense increased by $8.8 million to $25.2 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was primarily due to a $11.5 million increase related to a hotel acquired through legal foreclosure process in the third quarter of 2018, a $1.0 million increase due to recognizing a full nine months of property operating expense in 2019 on operating real estate properties acquired as a result of the Combination, and a $0.9 million increase relating to a net lease portfolio acquired in the third quarter of 2018. This was partially offset by a $3.8 million decrease related to the October 2018 sale of a multi-tenant office portfolio.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $34.8 million to $1.2 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily as a result of $32.9 million of transaction costs associated with the Combination incurred during the nine months ended September 30, 2019.
Interest expense on real estate
Interest expense on real estate increased by $9.6 million to $26.1 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was primarily due to $9.6 million for the acquisition of two net lease portfolios in the third quarter of 2018, $1.7 million for recognizing a full nine months of interest expense on real estate in 2019 on operating real estate properties acquired as a result of the Combination. This was partially offset by $1.5 million associated with the October 2018 sale of a multi-tenant office portfolio.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.3 million to $37.6 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This was primarily due to a $7.7 million decrease related to the October

2018 sale of a multi-tenant office portfolio. This was offset by a $5.2 million increase relating to a net lease portfolio acquired in the third quarter of 2018, a $1.3 million decrease related to a property which became classified as a held for sale investment in the second quarter of 2019, and a $0.8 million increase due to recognizing a full nine months of depreciation expense in 2019 on operating real estate properties acquired as a result of the Combination.
Impairment of operating real estate
Impairment of operating real estate of $23.9 million for the nine months ended September 30, 2019 is attributable to an industrial real estate portfolio of properties, resulting from a reduction in the estimated holding period of the portfolio.
Administrative expense
Administrative expense increased by $2.9 million to $12.0 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This was primarily due to a $1.8 million increase in equity-based compensation expense as awards under the 2018 Plan were granted in March 2018 and March 2019 and $0.4 million related to reimbursable expenses allocated to us by our Manager.
Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net
During the nine months ended September 30, 2019 and 2018, we recorded an unrealized gain of $4.6 million and $3.3 million, respectively, on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts acquired in the Combination.
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the nine months ended September 30, 2019, we recorded a $2.8 million realized gain on mortgage loans and obligations held in securitization trusts, net, which was a result of the sale of the retained interest of a securitization trust in the third quarter of 2019.
During the nine months ended September 30, 2018, we recorded a $2.8 million realized loss on mortgage loans and obligations held in securitization trusts, net which represents a loss incurred from lower than expected future cash flows on a subordinate tranche of a securitization trust.
Other loss, net
Other loss, net increased by $12.5 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to $14.8 million in unrealized losses on non-designated interest rate swap contracts entered into in 2018. This was partially offset by a $2.3 million unrealized gain on non-designated foreign exchange swap contracts entered into during 2018.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures increased by $13.3 million to $39.0 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This was primarily due to an increase of $18.5 million related to investments in unconsolidated joint ventures entered into in 2018, an increase of $5.9 million related to our increased commitment in June 2018 and July 2019 in one of our joint ventures which holds a mezzanine loan and a preferred equity investment, and an increase of $5.7 million on one of our equity method investments in which the underlying investment was not operational until March 2018. This was partially offset by an impairment of $17.6 million on an equity participation interest in a joint venture
Income tax benefit
Income tax benefit increased by $1.3 million to $1.4 million for the nine months ended September 30, 2019, primarily due to properties acquired during the third quarter of 2019.
Our Legacy, Non-Strategic Portfolio
As of September 30, 2019, our Legacy, Non-Strategic Portfolio consisted of 70 investments representing approximately $914.9 million in book value (excluding cash, cash equivalents and certain other assets). Our loan portfolio consisted of 17 senior mortgage loans, mezzanine loans, preferred equity investments and other loans and had a weighted average cash coupon of 3.6% and a weighted average all-in unlevered yield of 7.9%. Our owned real estate portfolio (including net leased and other real estate) consisted of approximately 6.0 million total square feet of space and the total annualized base rent of that portfolio was approximately $103.0 million (based on leases in place as of September 30, 2019).

As of September 30, 2019, our Legacy, Non-Strategic Portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at CLNC share)(2)
Legacy, Non-Strategic Portfolio
Senior mortgage loans(3)	10	$170,467	$169,938
Mezzanine loans(3)	6	70,208	70,153
Preferred equity(3)	1	22	22
Net leased real estate	6	60,214	60,214
Other real estate	41	599,643	532,435
Private equity interests	6	14,323	14,323
Total/Weighted average Legacy, Non-Strategic Portfolio	70	$914,877	$847,085
________________________________________

(1)	Count for net leased and other real estate represents number of investments.

(2)	Book value at our share represents the proportionate book value based on ownership by asset as of September 30, 2019.

(3)	Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.
The following charts illustrate the diversification of our Legacy, Non-Strategic Portfolio (not including private equity interests) based on investment type, underlying property type, and geography, as of September 30, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

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

(2)	Mezzanine loans include other subordinated loans.

(3)	Other includes commercial and residential development and predevelopment assets.

Legacy, Non-Strategic Portfolio: Senior and Mezzanine Loans and Preferred Equity
Our Legacy, Non-Strategic Portfolio includes senior mortgage loans, mezzanine loans, senior and mezzanine loans and preferred equity interests.
The following table provides a summary of senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio as of September 30, 2019 (dollars in thousands):

				Weighted Average(1)
	Count	Book value (at CLNC share)(2)	Principal balance (2)	Cash coupon(3)	Unlevered all-in yield(4)	Remaining Term(5)	Extended Remaining Term(6)
Senior loans	10	$169,938	$342,500	4.3%	5.3%	1.7	2.3
Mezzanine loans	6	70,153	138,311	1.9%	14.1%	1.0	1.9
Preferred equity	1	22	—	—	—	—	—
Total/Weighted average senior and mezzanine loans and preferred equity - Legacy, Non-Strategic Portfolio	17	$240,113	$480,811	3.6%	7.9%	1.5	2.2
_________________________________________

(1)	Weighted average metrics weighted by book value at our share, except for cash coupon which is weighted by principal balance at our share.

(2)	Book value and principal balance at our share represents the proportionate value based on ownership by asset as of September 30, 2019.

(3)	Represents the stated coupon rate for loans; for floating rate loans, assumes USD 1-month LIBOR Interbank Offered Rate (“LIBOR”) which was 2.01% as of September 30, 2019.

(4)
In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of September 30, 2019 for weighted average calculations.

(5)	Represents the remaining term based on the current contractual maturity date of loans.

(6)	Represents the remaining term based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.
The following table details senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio by fixed or floating rate as of September 30, 2019 (dollars in thousands):

				Weighted Average(1)
	Number of loans	Book value	Principal balance	Spread to LIBOR	All-in unlevered yield(2)	Remaining term(3)	Extended remaining term(4)
Floating rate loans	9	$143,938	$302,529	4.0%	4.6%	1.8	2.6
Fixed rate loans(5)	8	96,175	178,281	—	12.8%	1.0	1.7
Total/ Weighted average	17	$240,113	$480,810	—	7.9%	1.5	2.2
_________________________________________

(1)
Weighted average metrics weighted by book value at our share, except for spread to LIBOR, which is weighted by principal balance value at our share. Book and principal balances at share exclude $0.6 million of NCI. See the table located above in “Our Portfolio” for further information.

(2)
In addition to cash coupon, all-in unlevered yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. For weighted average calculations, all-in yield for the loan portfolio assumes the USD 1-month LIBOR as of September 30, 2019, which was 2.01%.

(3)	Represents the remaining term in years based on the original maturity date or current extension maturity date of loans.

(4)	Represents the remaining term in years based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.

(5)	Includes one preferred equity investment.

The following table details the types of properties securing senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio and geographic distribution as of September 30, 2019 (dollars in thousands):

Collateral property type	Book value	% of total
Retail	$111,099	46.3%
Hotel	79,014	32.9%
Other(1)	50,000	20.8%
Total	$240,113	100.0%

Region	Book value	% of total
West	$135,333	56.5%
Northeast	62,027	25.8%
Southeast	34,900	14.5%
Southwest	7,255	3.0%
Midwest	598	0.2%
Total	$240,113	100.0%
_________________________________________

(1)	Other includes commercial and residential development and predevelopment assets.
The following charts illustrate the diversification of senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio based on interest rate category, property type, and geography as of September 30, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Interest Rate Category	Property Type

Geography

_________________________________________

(1)	Other includes commercial and residential development and predevelopment assets.

In March 2018, the borrower on our four NY hospitality loans in its Legacy, Non-Strategic Portfolio failed to make all required interest payments and the loans were placed on nonaccrual status. These four loans are secured by the same collateral. We believe ultimate sale of the underlying collateral and repayment of the loans from the sales proceeds is the most likely outcome. During 2018, we recorded $53.8 million of provision for loan losses to reflect the estimated value to be recovered from the borrower following a sale. During the three and nine months ended September 30, 2019, we recorded additional provision for loan loss of

$50.0 million and $154.3 million, respectively, based on significant deterioration in the NY hospitality market, feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale.
Within our Legacy, Non-Strategic Portfolio, we hold seven loans to five separate borrowers, all secured by regional malls. While these loans are current on interest payments and not in default of loan covenants, given the ongoing challenges and deterioration of the retail market, we have been monitoring the estimated fair value of each loan’s underlying collateral. As a result, we have recognized the loan loss provisions where it does not expect full principal payment upon maturity, as follows:

•
During 2018, we recorded $23.8 million of provision for loan losses for two separate borrowers on three of our regional mall loans that are secured by two regional malls (“Northeast Regional Mall A” and “Northeast Regional Mall B”) to reflect the estimated fair value of the collateral. In June 2019, we completed foreclosure proceedings on two loans secured by Northeast Regional Mall A with unpaid principal balances of $36.9 million.

•
During the three and nine months ended September 30, 2019, we recognized provision for loan losses of $6.5 million and $10.5 million, respectively, on Northeast Regional Mall B. The additional provisions are based on current and prospective leasing activity to reflect the estimated fair value of the collateral. Interest payments are current and we have been and are continuing to sweep all cash.

•
Also, during the three and nine months ended September 30, 2019, we separately recognized provisions for loan loss of $16.5 million and $18.5 million, respectively, on two loans secured by one regional mall (“West Regional Mall”) to reflect the estimated fair value of the collateral. Interest payments are current and we have been and are continuing to sweep all cash.

•
Furthermore, during the three months ended September 30, 2019, we recognized a $37.3 million provision for loan loss on four loans to three separate borrowers (“South Regional Mall A”, “South Regional Mall B”, and “Midwest Regional Mall”) to reflect the estimated fair value of the collateral. Interest payments for South Regional Mall A, South Regional Mall B and Midwest Regional Mall are all current. The Company has been and is continuing to sweep all cash related to South Regional Mall A and South Regional Mall B.

Impairment of Loans and Preferred Equity Held in Joint Ventures
During the three and nine months ended September 30, 2019, we recognized its proportionate share of impairment loss totaling $5.9 million and $14.7 million, respectively on one senior loan secured by a regional mall (“Southeast Regional Mall”) of which we own 50.0% of the joint venture. The impairments recorded are a result of the ongoing deterioration of the retail market and reflect the estimated fair value of the collateral.
During the three months ended September 30, 2019, we recorded our proportionate share of impairment loss totaling $16.1 million on two loans and an equity partnership interest secured by residential development projects. The impairment losses are as a result of revised property sales expectations.
Legacy, Non-Strategic Portfolio: Owned Real Estate
Our owned real estate includes direct ownership in commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity. In addition, we own operating real estate investments through joint ventures with one or more partners. These properties are typically well-located with strong operating partners.
As of September 30, 2019, $0.6 million, or 70.0%, of our Legacy, Non-Strategic Portfolio was invested in owned real estate and was 86.0% occupied. The following table provides a summary of net leased and other real estate included in our Legacy, Non-Strategic Portfolio as of September 30, 2019 (dollars in thousands):

	Count	Carrying Value(1)	Annualized Q3 NOI/EBITDA(2)
Net leased real estate	6	$60,214	$7,508
Other real estate	41	532,435	41,280
Total/Weighted average owned real estate - Legacy, Non-Strategic Portfolio	47	$592,649	$48,788
________________________________________

(1)	Represents carrying values at our share as of September 30, 2019; includes deferred leasing costs and other intangible assets less intangible liabilities.

(2)
Annualized NOI/EBITDA is calculated by annualizing reported NOI for the third quarter 2019 at CLNC share. Net operating income is defined as property operating income excluding above/below market lease amortization less property operating expense. EBITDA is defined as net property operating income excluding interest expense, tax expense, depreciation and amortization.

The following table provides asset-level detail of our net leased and other real estate included in our Legacy, Non-Strategic Portfolio as of September 30, 2019:

	Collateral type	City, State	Number of properties	Number of buildings	Rentable square feet (*RSF*) / units/keys	Weighted average % leased(1)	Weighted average lease term (yrs)(2)
Net leased real estate
Net lease 1	Retail	Various - U.S.	7	7	319,600 RSF	100%	4.7
Net lease 2	Office	Columbus, OH	1	1	199,122 RSF	52%	7.3
Net lease 3	Office	Rockaway, NJ	1	1	121,038 RSF	100%	3.3
Net lease 4	Retail	Keene, NH	1	1	45,471 RSF	100%	9.3
Net lease 5	Retail	Fort Wayne, IN	1	1	50,000 RSF	100%	4.9
Net lease 6	Retail	South Portland, ME	1	1	52,900 RSF	100%	4.0
Total/Weighted average net leased real estate			12	12	788,131 RSF	87%	5.5

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	7	847,604 RSF	94%	4.5
Other real estate 2	Multifamily	Farmington Hills, MI	1	65	784 units	94%	n/a
Other real estate 3	Office	Warrendale, PA	5	5	496,414 RSF	100%	4.8
Other real estate 4	Multifamily	New Orleans, LA	1	1	375 units	92%	n/a
Other real estate 5	Office	Vienna, VA	1	1	256,714 RSF	56%	1.0
Other real estate 6	Hotel	Coraopolis, PA	1	1	318 keys	n/a	n/a
Other real estate 7	Office	Vienna, VA	1	1	172,958 RSF	38%	1.4
Other real estate 8	Multifamily	Kalamazoo, MI	1	24	584 units	93%	n/a
Other real estate 9	Multifamily	Cayce, SC	1	1	466 units	99%	n/a
Other real estate 10	Multifamily	Central, SC	1	10	469 units	89%	n/a
Other real estate 11	Office	Omaha, NE	1	1	404,865 RSF	67%	1.3
Other real estate 12	Retail	Leominster, MA	1	3	308,318 RSF	97%	4.1
Other real estate 13	Multifamily	Gillette, WY	1	6	139 units	89%	n/a
Other real estate 14	Office	Greensboro, NC	1	1	129,717 RSF	89%	2.3
Other real estate 15	Multifamily	Anchorage, AK	1	5	319 units	92%	n/a
Other real estate 16	Office	Greensboro, NC	1	1	86,321 RSF	88%	1.7
Other real estate 17	Hotel	Minot, ND	1	1	125 keys	n/a	n/a
Other real estate 18	Office	Winston Salem, NC	1	1	140,132 RSF	43%	1.2
Other real estate 19	Office	Bath, ME	1	1	37,623 RSF	100%	1.1
Other real estate 20	Retail	Anchorage, AK	1	1	343,995 RSF	71%	1.2
Other real estate 21	Office	Topeka, KS	1	1	195,500 RSF	72%	3.1
Other real estate 22	Retail	Columbus, MS	1	1	307,381 RSF	57%	1.9
Other real estate 23	Office	Greensboro, NC	1	2	58,978 RSF	22%	0.5
Other real estate 24	Office	Greensboro, NC	1	1	48,042 RSF	31%	0.2
Other real estate 25	Retail	West Columbia, SC	1	1	52,375 RSF	58%	1.0
Other real estate 26	Office	Greensboro, NC	1	1	47,690 RSF	67%	0.7
Other real estate 27	Office	Greensboro, NC	1	1	47,211 RSF	36%	0.6
Other real estate 28	Office	Greensboro, NC	1	4	42,123 RSF	53%	0.5
Other real estate 29	Office	Anchorage, AK	1	5	11,475 RSF	100%	1.5
Other real estate 30	Office	Lincoln, NE	1	2	124,465 RSF	98%	4.8
Other real estate 31	Office	Greensboro, NC	1	1	34,060 RSF	40%	0.2
Other real estate 32	Office	Greensboro, NC	1	1	34,903 RSF	46%	0.5
Other real estate 33	Office	Greensboro, NC	1	1	26,563 RSF	58%	0.1
Other real estate 34	Multifamily	Evansville, WY	1	1	191 units	56%	n/a
Other real estate 35	Office	Greensboro, NC	1	1	32,905 units	100%	6.4
Other real estate 36	Office	Greensboro, NC	1	1	35,224 units	50%	0.2
Other real estate 37	Office	Greensboro, NC	1	1	23,145 RSF	66%	1.5
Other real estate 38	Retail	Dothan, AL	1	1	31,700 RSF	30%	1.2

	Collateral type	City, State	Number of properties	Number of buildings	Rentable square feet (*RSF*) / units/keys	Weighted average % leased(1)	Weighted average lease term (yrs)(2)
Other real estate 39	Retail	Havre, MT	1	1	196,249 RSF	53%	0.5
Other real estate 40	Office	Lincoln, NE	1	1	193,838 RSF	34%	1.0
Other real estate 41	Office	Topeka, KS	1	1	195,500 RSF	72%	3.1
Total/Weighted average other real estate			51	167	n/a	86%	3.4

Total/Weighted average owned real estate - Legacy, Non-Strategic Portfolio			63	179
________________________________________

(1)	Represents the percent leased as of September 30, 2019. Weighted average calculation based on carrying value at our share as of September 30, 2019.

(2)
Based on in-place leases (defined as occupied and paying leases) as of September 30, 2019 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of September 30, 2019.

The following charts illustrate the concentration of our net leased real estate included in our Legacy, Non-Strategic Portfolio based on property type and geography as of September 30, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

The following charts illustrate the diversification of our other real estate included in our Legacy, Non-Strategic Portfolio based on property type and geography as of September 30, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

Results of Operations - Legacy, Non-Strategic Portfolio
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
Comparison of Legacy, Non-Strategic Portfolio for Three Months Ended September 30, 2019 and 2018 (Dollars in Thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Net interest income
Interest income	$3,920	$12,069	$(8,149)	(67.5)%
Interest expense	(1,843)	(1,112)	(731)	(65.7)%
Net interest income	2,077	10,957	(8,880)	(81.0)%

Property and other income
Property operating income	35,177	23,919	11,258	47.1%
Other income	41	1,812	(1,771)	(97.7)%
Total property and other income	35,218	25,731	9,487	36.9%

Expenses
Management fee expense	2,271	2,376	(105)	(4.4)%
Property operating expense	21,416	12,954	8,462	65.3%
Transaction, investment and servicing expense	570	1,896	(1,326)	(69.9)%
Interest expense on real estate	5,586	5,266	320	6.1%
Depreciation and amortization	14,261	10,764	3,497	32.5%
Provision for loan losses	110,314	35,059	75,255	214.7%
Impairment of operating real estate	248,811	29,378	219,433	100.0%
Administrative expense	3,561	3,086	475	15.4%
Total expenses	406,790	100,779	306,011	303.6%

Other income (loss)
Other gain (loss), net	(6)	6	(12)	(200.0)%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(369,501)	(64,085)	(305,416)	476.6%
Equity in earnings of unconsolidated ventures	(18,641)	(1,950)	(16,691)	855.9%
Income tax benefit (expense)	(845)	2,365	(3,210)	135.7%
Net income (loss)	$(388,987)	$(63,670)	$(325,317)	510.9%
Net Interest Income
Interest income
Interest income decreased by $8.1 million to $3.9 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This decrease was primarily due to $4.5 million related to the foreclosure of seven loan investments, $1.9 million related to the repayment of loan investments and $1.5 million due to placing the four NY hospitality loans on nonaccrual status.
Interest expense
Interest expense increased by $0.7 million to $1.8 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was primarily due to a $0.6 million increase related to borrowings on the revolving credit facility and a $0.6 million increase related to financing obtained from our master repurchase facilities on two loan investments, partially offset by a decrease of $0.7 million related to paydowns on our master repurchase facilities following the repayment of loan investments.
Property and other income
Property operating income
Property operating income increased by $11.3 million to $35.2 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was primarily due to a $12.4 million increase related to the 30 real estate properties acquired through foreclosure in 2018 and 2019 and a $0.6 million increase related to the lease-up of one of our net lease office properties in 2019, partially offset by a $1.4 million decrease related to new guidance adopted in 2019 regarding property operating expenses paid directly by lessees.
Expenses
Property operating expense
Property operating expense increased by $8.5 million to $21.4 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was primarily due to a $9.2 million increase related to the 30 real estate properties acquired through foreclosure in 2018 and 2019 and a $0.3 million increase related to the lease-up of one of our net lease office properties in 2019, partially offset by a $1.4 million decrease related to new guidance adopted in 2019 regarding property operating expenses paid directly by lessees.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $1.3 million to $0.6 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily as a result of $1.7 million of transaction costs incurred during the third quarter of 2018 associated with the foreclosure of 28 properties in January 2019. This is partially offset by $0.2 million of expenses incurred related to the collapse of our 2014 FL1 securitization bonds payable in the third quarter of 2019.
Interest expense on real estate
Interest expense on real estate increased by $0.3 million to $5.6 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was primarily due to a $0.3 million increase related to the financing obtained in March 2019 for a hotel foreclosed on in 2018.
Depreciation and amortization
Depreciation and amortization expense increased by $3.5 million to $14.3 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This was primarily due to a $5.6 million increase related to 30 real estate properties acquired through foreclosure in the third quarter of 2018 and during 2019, partially offset by a $1.8 million decrease due to classifying real estate assets as held for sale in 2019.
Provision for loan losses
Provision for loan losses of $110.3 million was recorded for the three months ended September 30, 2019, which is attributable to $50.0 million on our four NY hospitality loans and $60.3 million on seven loans collateralized by retail properties. Provision for loan losses of $35.1 million recorded for the three months ended September 30, 2018 was attributable to our four NY hospitality loans.
Impairment of operating real estate
Impairment of operating real estate of $248.8 million for the three months ended September 30, 2019 is resulting from a reduction in the estimated holding period of certain properties. Impairment of operating real estate of $29.4 million for the three months ended September 30, 2018 is attributable to certain retail and student housing properties.
Administrative expense
Administrative expense increased by $0.5 million to $3.6 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This was primarily due to higher expenses related to equity-based compensation due to awards granted in March 2019 under the 2018 Plan and reimbursable expenses allocated to us by our Manager.
Equity in earnings of unconsolidated ventures
Equity in losses of unconsolidated ventures decreased by $16.7 million to $18.6 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This was primarily due to an impairment of $22.0 million on two senior loans, one mezzanine loan and one preferred equity classified as equity method investments and $6.8 million related to our PE Investments on which we recorded no equity in earnings during third quarter of 2019. This was partially offset by $13.7 million of unrealized loss related to our PE investments recorded in the third quarter of 2018.
Income tax benefit (expense)
Income tax benefit decreased by $3.2 million to an income tax expense of $0.8 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to no income tax benefit recorded in the third quarter of 2019 associated with our PE Investments.

Comparison of Legacy, Non-Strategic Portfolio for Nine Months Ended September 30, 2019 and 2018 (Dollars in Thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Net interest income
Interest income	$14,227	$34,113	$(19,886)	(58.3)%
Interest expense	(5,492)	(3,099)	(2,393)	(77.2)%
Net interest income	8,735	31,014	(22,279)	(71.8)%

Property and other income
Property operating income	103,511	63,060	40,451	64.1%
Other income	84	2,019	(1,935)	(95.8)%
Total property and other income	103,595	65,079	38,516	59.2%

Expenses
Management fee expense	6,814	6,334	480	7.6%
Property operating expense	60,889	32,773	28,116	85.8%
Transaction, investment and servicing expense	1,777	2,193	(416)	(19.0)%
Interest expense on real estate	15,708	12,971	2,737	21.1%
Depreciation and amortization	45,208	34,788	10,420	30.0%
Provision for loan losses	220,572	34,542	186,030	538.6%
Impairment of operating real estate	258,935	29,378	229,557	100.0%
Administrative expense	10,418	7,843	2,575	32.8%
Total expenses	620,321	160,822	459,499	285.7%

Other income (loss)
Other loss, net	(1,305)	480	(1,785)	100.0%
Loss before equity in earnings of unconsolidated ventures and income taxes	(509,296)	(64,249)	(445,047)	(692.7)%
Equity in earnings (losses) of unconsolidated ventures	(21,058)	14,024	(35,082)	(250.2)%
Income tax benefit (expense)	(1,972)	2,756	(4,728)	(171.6)%
Net income (loss)	$(532,326)	$(47,469)	$(484,857)	1,021.4%
Net Interest Income
Interest income
Interest income decreased by $19.9 million to $14.2 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This decrease was primarily due to $11.6 million related to the foreclosure of seven loan investments, $3.8 million related to the repayment of loan investments, and $3.6 million due to placing the four NY hospitality loans on nonaccrual status.
Interest expense
Interest expense increased by $2.4 million to $5.5 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was primarily due to $3.3 million increase related to borrowings on the revolving credit facility, which was partially offset by a decrease of $0.9 million paydowns on our master repurchase facilities following the repayment of loan investments.
Property and other income
Property operating income
Property operating income increased by $40.5 million to $103.5 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was primarily due to a $35.5 million increase related to the 30 real estate properties acquired through foreclosure in the third quarter of 2018 and during 2019, and a $5.4 million increase due to recognizing a full nine months of property operating income in 2019 on operating real estate properties acquired as in the Combination.

Expenses
Management fee expense
Property operating expense increased by $0.5 million to $6.8 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was primarily due to recognizing a full nine months of management fees in 2019. We entered into the Management Agreement on January 31, 2018 and therefore did not incur any management fee expenses prior to that date.
Property operating expense
Property operating expense increased by $28.1 million to $60.9 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was primarily due to $26.3 million related to the 30 real estate properties acquired through foreclosure in the third quarter of 2018 and during 2019 and a $1.9 million increase due to recognizing a full nine months of property operating expense in 2019 on operating real estate properties acquired as a result of the Combination.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.4 million to $1.8 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily as a result of higher transaction costs associated with the foreclosure of 28 properties in January 2019.
Interest expense on real estate
Interest expense on real estate increased by $2.7 million to $15.7 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was primarily due to $1.0 million for the financing obtained in the second quarter of 2018, $0.9 million for recognizing a full nine months of interest expense on real estate in 2019 on operating real estate properties acquired as a result of the Combination, and $0.7 million related to 29 real estate properties acquired through foreclosure in the third quarter of 2018 and during 2019.
Depreciation and amortization
Depreciation and amortization expense increased by $10.4 million to $45.2 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This was primarily due to a $16.1 million increase related to 30 real estate properties acquired through foreclosure in the third quarter of 2018 and during 2019 and $2.3 million due to recognizing a full nine months of depreciation expense in 2019 on operating real estate properties acquired as a result of the Combination. The increase was partially offset by a $7.9 million decrease in amortization expense primarily as a result of short-term in-place lease value intangible assets on our multifamily properties that were fully amortized in 2018.
Provision for loan losses
Provision for loan losses of $220.6 million was recorded for the nine months ended September 30, 2019, which is attributable to our four NY hospitality loans of $154.3 million, and seven loans collateralized by retail properties of $66.3 million.
Impairment of operating real estate
Impairment of operating real estate of $258.9 million for the nine months ended September 30, 2019 is resulting from a reduction in the estimated holding period of certain properties. Impairment of operating real estate of $29.4 million for the nine months ended September 30, 2018 is attributable to certain retail and student housing properties.
Administrative expense
Administrative expense increased by $2.6 million to $10.4 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This was primarily due to a $1.7 million increase in equity-based compensation expense as awards under the 2018 Plan were granted in March 2018 and March 2019 and a $1.0 million increase related to the reimbursable expenses allocated to us by our Manager as a result of the Combination.
Other income (loss)
Other loss, net
Other loss, net increased by $1.8 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily as a result of a $1.3 million of professional fees associated with the sale of our PE Investments.

Equity in earnings (losses) of unconsolidated ventures
Equity in earnings (losses) of unconsolidated ventures decreased by $35.1 million to a loss of $21.1 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This was primarily due to an impairment of $30.8 million on six senior and mezzanine loans associated with the repayment of three of our equity method investments, $2.6 million related to our PE Investments in which we recorded no equity in earnings during the nine months ended September 30, 2019.
Income tax benefit (expense)
Income tax benefit (expense) increased by $4.7 million to an income tax expense of $2.0 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to our PE Investments.
Non-GAAP Supplemental Financial Measures
Core Earnings/Legacy, Non-Strategic Earnings
We present Core Earnings/Legacy, Non-Strategic Earnings, which is a non-GAAP supplemental financial measure of our performance. Our Core Earnings are generated by the Core Portfolio and Legacy, Non-Strategic Earnings are generated by the Legacy, Non-Strategic Portfolio. We believe that Core Earnings/Legacy, Non-Strategic Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). This supplemental financial measure helps us to evaluate our performance excluding the effects of certain transactions and U.S. GAAP adjustments that we believe are not necessarily indicative of our current portfolio and operations. For information on the fees we pay our Manager, see Note 11, “Related Party Arrangements” to our consolidated financial statements included in this Form 10-Q. In addition, we believe that our investors also use Core Earnings/Legacy, Non-Strategic Earnings or a comparable supplemental performance measure to evaluate and compare the performance of us and our peers, and as such, we believe that the disclosure of Core Earnings/Legacy, Non-Strategic Earnings is useful to our investors.
We define Core Earnings/Legacy, Non-Strategic Earnings as U.S. GAAP net income (loss) attributable to our common stockholders (or, without duplication, the owners of the common equity of our direct subsidiaries, such as our OP) and excluding (i) non-cash equity compensation expense, (ii) the expenses incurred in connection with our formation, (iii) the incentive fee, (iv) acquisition costs from successful acquisitions, (v) gains or losses from sales of real estate property and impairment write-downs of depreciable real estate, including unconsolidated joint ventures and preferred equity investments, (vi) depreciation and amortization, (vii) any unrealized gains or losses or other similar non-cash items that are included in net income for the current quarter, regardless of whether such items are included in other comprehensive income or loss, or in net income, (viii) one-time events pursuant to changes in U.S. GAAP and (ix) certain material non-cash income or expense items that in the judgment of management should not be included in Core Earnings/Legacy, Non-Strategic Earnings. For clauses (viii) and (ix), such exclusions shall only be applied after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. U.S. GAAP net income (loss) attributable to our common stockholders and Core Earnings/Legacy, Non-Strategic Earnings include provision for loan losses.
Prior to the third quarter of 2019, Core Earnings reflected adjustments to U.S. GAAP net income to exclude impairment of real estate and provision for loan losses. We revised our definition of Core Earnings to include the provision for loan losses while excluding realized losses of sales of real estate property and impairment write-downs of preferred equity investments during the third quarter of 2019. This was approved by a majority of our independent directors and the change was made retrospectively. Core Earnings/Legacy, Non-Strategic Earnings for the nine months ended September 30, 2019 include revisions to the Core Earnings previously disclosed by us in prior periods.
Core Earnings/Legacy, Non-Strategic Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to U.S. GAAP net income or an indication of our cash flows from operating activities determined in accordance with U.S. GAAP, a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating Core Earnings/Legacy, Non-Strategic Earnings may differ from methodologies employed by other companies to calculate the same or similar non-GAAP supplemental financial measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other companies.

The following table presents a reconciliation of net income (loss) attributable to our common stockholders to Core Earnings/Legacy, Non-Strategic Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019
	Total	Legacy, Non-Strategic Portfolio	Core Portfolio
Reconciliation of GAAP Net Income to Core Earnings/Legacy, Non-Strategic Earnings
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(356,031)	$(354,517)	$(1,514)
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	(8,519)	(8,483)	(36)
Non-cash equity compensation expense	2,908	1,454	1,454
Depreciation and amortization	26,232	13,800	12,432
Net unrealized loss (gain):
Impairment of operating real estate and preferred equity(1)	294,677	253,166	41,511
Other unrealized loss	2,458	6	2,452
Adjustments related to noncontrolling interests in investment entities	(37,338)	(25,697)	(11,641)
Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) attributable to Colony Credit Real Estate, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$(75,613)	$(120,271)	$44,658
Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) per share(2)	$(0.57)	$(0.91)	$0.34
Weighted average number of common shares and OP units(2)	131,616	131,616	131,616
_________________________________________

(1)
Includes our $22.0 million proportionate share of impairment losses recorded on equity participations held in joint ventures. This is recorded in equity in earnings of unconsolidated ventures on our consolidated statements of operations.

(2)
We calculate Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the third quarter 2019, weighted average number of common shares includes 3.1 million OP units.

	Nine Months Ended September 30, 2019
	Total	Legacy, Non-Strategic Portfolio	Core Portfolio
Reconciliation of GAAP Net Income to Core Earnings/Legacy, Non-Strategic Earnings
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(448,464)	$(493,587)	$45,123
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	(10,741)	(11,806)	1,065
Non-cash equity compensation expense	7,464	3,732	3,732
Transaction costs(1)	674	262	412
Depreciation and amortization	83,367	43,464	39,903
Net unrealized loss (gain):
Impairment of operating real estate and preferred equity(2)	304,801	263,290	41,511
Other unrealized loss (gain)	6,521	52	6,469
Adjustments related to noncontrolling interests in investment entities	(40,114)	(27,911)	(12,203)
Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) attributable to Colony Credit Real Estate, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$(96,492)	$(222,504)	$126,012
Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) per share(3)	$(0.73)	$(1.69)	$0.96
Weighted average number of common shares and OP units(3)	131,417	131,417	131,417
_________________________________________

(1)	Represents transaction costs incurred as a result of the Combination.

(2)
Includes our $30.8 million proportionate share of impairment losses recorded on equity participations held in joint ventures. This is recorded in equity in earnings of unconsolidated ventures on our consolidated statements of operations.

(3)
We calculate Core Earnings/legacy, non-strategic earnings per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the nine months ended September 30, 2019, weighted average number of common shares includes 3.1 million OP units.

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
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	September 30, 2019	December 31, 2018
Debt-to-equity ratio(1)	1.2x	0.9x
_________________________________________

(1)	Represents (i) total outstanding secured debt less cash to (ii) total equity, in each case, at period end.
The following table presents our total sources of liquidity as of September 30, 2019 (dollars in thousands):

Total Sources of Corporate Liquidity
Cash and cash equivalents	$60,332
Bank credit facility availability	401,500
Total sources of corporate liquidity	$461,832
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

The following table presents a summary of our master repurchase facilities as of September 30, 2019 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$400,000	$231,550	3.6	LIBOR + 1.88%
Bank 2	200,000	22,750	3.0	LIBOR + 2.50%
Bank 3	600,000	581,210	1.6	LIBOR + 2.17%
Bank 7	500,000	457,360	2.6	LIBOR + 1.85%
Bank 8	250,000	184,366	1.7	LIBOR + 1.96%
Bank 9	300,000	66,643	4.1	LIBOR + 1.65%
Total Master Repurchase Facilities	2,250,000	1,543,879

CMBS Credit Facilities
Bank 1	39,305	39,305	(1)	LIBOR + 1.16%
Bank 6	165,872	165,872	(1)	LIBOR + 1.19%
Bank 3(2)	—	—	—	—
Bank 4(2)	—	—	—	—
Bank 5(2)	—	—	—	—
Total CMBS Credit Facilities	205,177	205,177

Bank Credit Facility	560,000	158,500	3.3	LIBOR + 2.25%

Total Facilities	$3,015,177	$1,907,556
_________________________________________

(1)	The maturity dates on CMBS Credit Facilities are dependent upon asset type and will typically range from one to two months.

(2)	Amounts can be drawn under the Bank 3, Bank 4, and Bank 5 CMBS Credit Facilities, but we have not yet utilized them.
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
In October 2019, we executed a securitization transaction through CLNC 2019-FL1, which resulted in the sale of $840 million of investment grade notes. The securitization reflects an advance rate of 83.5% at a weighted average cost of funds of LIBOR plus 1.59%, and is collateralized by a pool of 21 senior loans, which we originated.
Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2019	2018	Change
Operating activities	$113,205	$64,394	$48,811
Investing activities	(459,239)	(279,122)	(180,117)
Financing activities	358,368	319,919	38,449

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
Our operating activities generated net cash inflows of $113.2 million and $64.4 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by operating activities increased $48.8 million for the nine months ended September 30, 2019, primarily due to higher transaction fees paid associated with the Combination during the nine months ended September 30, 2018.
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
Net cash flows used in investing activities of $459.2 million for the nine months ended September 30, 2019 was primarily driven by $1.3 billion of acquisition, origination and funding of loans and preferred equity held for investment partially offset by $426.4 million of loan and preferred equity repayments, $202.7 million of distributions in excess of cumulative earnings from unconsolidated ventures and $115.3 million of proceeds from sale of investments in unconsolidated ventures.
Net cash flows used in investing activities for the nine months ended September 30, 2018 of $279.1 million was the result of $524.2 million of loan and preferred equity acquisition, origination and funding activity and $408.5 million of acquisition of and additions to real estate, related intangibles and leasing commissions. This is partially offset by loan and preferred equity repayments of $414.1 million and $302.3 million in cash and restricted cash received in the Combination in 2018.
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
Our financing activities provided net cash inflow of $358.4 million and $319.9 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by financing activities in 2019 resulted primarily from borrowings from credit facilities in the amount of $1.8 billion and borrowings from mortgage notes in the amount of $85.7 million, partially offset by repayment of credit facilities in the amount of $1.3 billion, distributions paid on common stock of $171.5 million and repayment of securitization bonds of $81.4 million.
Contractual Obligations, Commitments and Contingencies of the Company
The following table sets forth the known contractual obligations of the Company on an undiscounted basis. This table excludes obligations of the Company that are not fixed and determinable, including the Management Agreement (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$177,738	$8,157	$169,581	$—	$—
Secured debt(2)	3,460,107	1,265,605	883,323	277,329	1,033,850
Ground lease obligations(3)	38,418	3,133	6,254	5,658	23,373
	3,676,263	$1,276,895	$1,059,158	$282,987	$1,057,223
Lending commitments(4)	313,802
Total	$3,990,065
_________________________________________

(1)
Future interest payments were estimated based on the applicable index at September 30, 2019 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the current maturity date of February 2022.

(2)
Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at September 30, 2019.

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

Guarantees and Off-Balance Sheet Arrangements
As of September 30, 2019, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 5, “Investments in Unconsolidated Ventures” in Part I, Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Our Manager’s asset management team engages in a proactive and comprehensive on-going review of the credit quality of each asset it manages. In particular, for debt investments on at least an annual basis, the asset management team will evaluate the financial wherewithal of individual borrowers to meet contractual obligations as well as review the financial stability of the assets securing such debt investments. Further, there is ongoing review of borrower covenant compliance including the ability of borrowers to meet certain negotiated debt service coverage ratios and debt yield tests. For equity investments, the asset management team, with the assistance of third party property managers, monitors and reviews key metrics such as occupancy, same store sales, tenant payment rates, property budgets and capital expenditures. If through this analysis of credit quality, the asset management team encounters declines in credit not in accord with the original business plan, the team evaluates the risks and determine what changes, if any, are required to the business plan to ensure that the attendant risks of continuing to hold the investment do not outweigh the associated rewards.
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
As of September 30, 2019, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would increase interest income by $2.1 million annually, net of interest expense.
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
At September 30, 2019, we had approximately NOK 874.2 million and €204.9 million or a total of $319.9 million, in net investments in our European subsidiaries. A 1.0% change in these foreign currency rates would result in a $3.2 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiaries.
A summary of the foreign exchange contracts in place at September 30, 2019, including notional amount and key terms, is included in Note 16, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at September 30, 2019, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the nine months ended September 30, 2019, other than those previously disclosed in filings with the SEC.
Purchases of Equity Securities by Issuer
The Company did not purchase any of our Class A common stock during the three months ended September 30, 2019.
The Company’s board of directors authorized a stock repurchase program (the “Stock Repurchase Program”), under which the Company may repurchase up to $300.0 million of its outstanding Class A common stock through March 31, 2020. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, through tender offers or otherwise in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of September 30, 2019, the Company had not repurchased any shares under the Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 6, 2019, the Company, the Operating Partnership and CLNC Manager, LLC, the Company’s manager and a subsidiary of Colony Capital, Inc., a significant stockholder of the Company, amended and restated the management agreement entered into on January 31, 2018 to modify the “Core Earnings” definition to provide that “unrealized provisions for loan losses and real estate impairments” shall only be applied as exclusions from the definition of Core Earnings if approved by a majority of the independent directors of the Company.  This will result in a reduction to Core Earnings which thereby reduces the annual management fee and any incentive fee paid by the Company due to accumulated unrealized provisions for loan losses and real estate impairments.

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

3.2	Second Amended and Restated Bylaws of Colony Credit Real Estate, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 25, 2018)
10.1*	Amended and Restated Management Agreement, dated as of November 6, 2019, by and among Colony Credit Real Estate, Inc., Credit RE Operating Company, LLC and CLNC Manager, LLC
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________

* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 8, 2019

COLONY CREDIT REAL ESTATE, INC.

By:	/s/ Kevin P. Traenkle
Kevin P. Traenkle
Chief Executive Officer and President and Director
(Principal Executive Officer)

By:	/s/ Neale W. Redington
Neale W. Redington
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Accounting Officer (Principal Accounting Officer)