Form 10-K
period 2019-12-31
Colony Credit Real Estate, Inc.
filed 2020-02-28
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019, was approximately $1.28 billion. As of February 26, 2020, Colony Credit Real Estate, Inc. had 128,516,531 shares of Class A common stock, par value $0.01 per share, outstanding
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	the ability to realize substantial efficiencies as well as anticipated strategic and financial benefits, including, but not limited to expected returns on equity and/or yields on investments;

•	adverse impacts on our liquidity, including our ability to continue to generate liquidity from sales of legacy, non-strategic assets;

•	our ability to liquidate our legacy, non-strategic assets within the projected timeframe or at the projected values;

•	the timing of and ability to deploy available capital;

•	our ability to maintain or grow the dividend at all in the future;

•	the timing of and ability to complete repurchases of our stock;

•	our ability to refinance certain mortgage debt on similar terms to those currently existing or at all;

•	whether Colony Capital will continue to serve as our external manager;

•	and the impact of legislative, regulatory and competitive changes.
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
We are a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE senior mortgage loans, mezzanine loans, preferred equity, debt securities and net leased properties predominantly in the United States. We are focused on consistently providing attractive risk adjusted returns to our stockholders primarily through cash distributions and the preservation of invested capital, and secondarily through capital appreciation. The real estate credit markets continually evolve, and we believe we are positioned to invest across the real estate capital structure and in a variety of market conditions and economic cycles.
We are externally managed by a subsidiary of Colony Capital, a New York Stock Exchange (“NYSE”) listed global real estate and investment management firm with over $19 billion of total consolidated assets and over $49 billion of assets under management. As of December 31, 2019, Colony Capital owned approximately 36% of our common equity on a fully diluted basis, evidencing a strong alignment of interests between Colony Capital and our stockholders.
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

As a result of the Combination, we assumed substantially all of the outstanding assets and liabilities of NorthStar I, all of the assets and liabilities of NorthStar II, the assets and liabilities of the CLNY OP Contributed Entities and the assets and liabilities of the RED REIT Contributed Entities. We conduct substantially all of our business through the OP and own 97.7% of the outstanding OP Units in the OP.
Our Relationship with Our Manager and Colony Capital
We are externally managed by our manager, CLNC Manager, LLC (our “Manager”). Our Manager is a subsidiary of Colony Capital. Over the past 28 years, Colony Capital and its predecessors have made over $100 billion of investments. Colony Capital’s senior management team has a long track record and extensive experience managing and investing in our target assets and other real estate-related investments through a variety of credit cycles and market conditions. Colony Capital’s global footprint and corresponding network provides its investment and asset management teams with proprietary market knowledge, sourcing capabilities and the local presence required to identify, execute and manage complex transactions, although Colony Capital and its predecessors have not been immune to national and local economic trends that are unrelated to its management of assets. Colony Capital’s history of external management includes its previous management of Colony Financial, Inc. (“Colony Financial”), an externally managed commercial mortgage REIT listed on the NYSE and focused on secondary loan acquisitions, high-yielding originations and real estate equity, and its management of various non-traded REITs (previously including NorthStar I and NorthStar II) and registered investment companies.
Colony Capital is headquartered in Los Angeles, with key offices in Boca Raton, New York, Paris and London with over 450 employees across 21 locations in 13 countries. Its operations are broad and diverse and include the management of real estate, both owned and on behalf of a diverse set of institutional and individual investors. Colony Capital’s management team has diverse backgrounds. Kevin P. Traenkle, a 26-year veteran of Colony Capital, has served and will serve as our Chief Executive Officer and President until February 29, 2020, whereupon Andrew E. Witt, a 12-year veteran of Colony Capital, will serve as our Interim Chief Executive Officer and President. Neale W. Redington, a 11-year veteran of Colony Capital, serves as our Chief Financial Officer and Treasurer. In addition, supporting our business, David A. Palamé, a 12-year veteran of Colony Capital, serves as our General Counsel and Secretary, and Frank V. Saracino, a five-year veteran of Colony Capital, serves as our Chief Accounting Officer.

On November 6, 2019, Colony Capital sent a letter to our independent directors proposing to explore with us the possible internalization of the management of the Company and a transfer of Colony Capital’s credit management business to us. The letter provided that an internalization would be subject to, among other things, the negotiation of terms and definitive documentation and approval of our Board of Directors (the “Board of Directors”) and the board of directors of Colony Capital (or an authorized committee thereof in each case). In response, the Board of Directors has formed a special committee consisting exclusively of independent and disinterested directors (the “Special Committee”) to explore this internalization proposal as well as other strategic alternatives.

In connection therewith, and as reflected by Schedule 13D filed by Colony Capital with the U.S. Securities and Exchange Commission on February 27, 2020, Colony Capital plans to take any and all actions as may be necessary or appropriate for Colony Capital to enter into an agreement with us and/or one or more third parties with respect to a disposition of Colony Capital’s management agreement with us, subject to our consent, whether in the form of an internalization of our management (including, but not limited to, the possible internalization set forth in the November 6, 2019 letter), a sale of Colony Capital’s management agreement with us, or similar transaction the effect of which is to dispose of Colony Capital’s management agreement with us. The scope of any such transaction is focused on Colony Capital’s management agreement with us, and not Colony Capital’s private credit investment management platform and associated private credit assets.

The Special Committee is committed to taking all appropriate steps to maximize value for the Company and its shareholders, and has been actively engaged in a robust process to explore a range of value-enhancing opportunities, including, but not limited to, the potential transactions proposed by Colony Capital. The Special Committee has engaged both an independent financial advisor and legal advisor. We can give no assurance as to whether we and Colony Capital will enter into an agreement to internalize the management of the Company, the terms or scope of such agreement and the timing of closing, or whether we may pursue other strategic alternatives.

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
Our target assets are included in different operating segments. Our operating segments include senior and mezzanine loans and preferred equity, CRE debt securities, net leased real estate, and corporate, all of which are included in our Core Portfolio, and our Legacy, Non-Strategic Portfolio. During the third quarter of 2019, we realigned our business and reportable segment information. Refer to Note 19, “Segment Reporting” in Item 15. “Exhibits and Financial Statement Schedules” for further discussion of our operating segments.
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
Our Core Portfolio
As of December 31, 2019, our Core Portfolio, including our senior and mezzanine loans and preferred equity, CRE debt securities, net leased real estate and corporate segments, consisted of 113 investments representing approximately $4.4 billion in book value (excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 56 senior mortgage loans, mezzanine loans, preferred equity investments and other loans and had a weighted average cash coupon of 6.4% and a weighted average all-in unlevered yield of 7.7%. Our CRE debt securities portfolio had a weighted average cash coupon of 3.7%. Our net leased real estate consisted of approximately 13.1 million total square feet of space and total 2019 net operating income (“NOI”) of that portfolio was approximately $74.9 million.
During the year ended December 31, 2019, we sold one hotel included in our Core Portfolio for total gross proceeds of $74.0 million and recognized a total realized gain of $1.1 million.
As of December 31, 2019, our Core Portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at CLNC share)(2)
Core Portfolio
Senior mortgage loans(3)	37	$2,331,998	$2,331,998
Mezzanine loans(3)	10	310,835	310,835
Preferred equity and other loans(3)(4)	9	287,887	287,887
CRE debt securities	51	362,879	362,879
Net leased real estate	6	1,117,765	1,103,695
Total/Weighted average Core Portfolio	113	$4,411,364	$4,397,294
________________________________________

(1)	Count for net leased real estate represents number of investments.

(2)	Book value at our share represents the proportionate book value based on ownership by asset as of December 31, 2019.

(3)	Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.

(4)	Preferred equity balances include $27.3 million of book value at our share attributable to related equity participation interests.

The following charts illustrate the diversification of our Core Portfolio (not including CMBS and Other) based on investment type, underlying property type, and geography, as of December 31, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

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

(2)	Mezzanine loans include other subordinated loans.

(3)	Preferred equity balances include $27.3 million of book value at our share attributable to related equity participation interests.

(4)	Other contains one corporate term loan secured by the borrower’s limited partnership interests in a fund.

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

Loan Risk Rankings
In addition to reviewing loans and preferred equity held for investment for impairment quarterly, the Company evaluates loans and preferred equity held for investment to determine if an allowance for loan loss should be established. In conjunction with this review, the Company assesses the risk factors of each senior and mezzanine loans and preferred equity and assigns a risk rating based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, the Company’s loans and preferred equity held for investment are rated “1” through “5,” from less risk to greater risk. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows

1.
Very Low Risk—The loan is performing as agreed. The underlying property performance has exceeded underwritten expectations with very strong NOI, debt service coverage ratio, debt yield and occupancy metrics. Sponsor is investment grade, very well capitalized, and employs very experienced management team.

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
The following table provides a summary of our senior and mezzanine loans and preferred equity in our Core Portfolio based on our internal risk rankings as of December 31, 2019 (dollars in thousands):

Risk Ranking	Count(1)	Carrying Value (at CLNC share)(1)	% of Core Portfolio
1	—	$—	—%
2	3	72,172	2.5%
3	45	2,425,461	82.7%
4	6	433,087	14.8%
5	—	—	—%
	54	$2,930,720	100.0%

Weighted average risk ranking			3.1
___________________________________

(1)	Count excludes two equity participations held in joint ventures with a combined carrying value (at CLNC share) of $0.7 million which were not assigned risk rankings.
The following table provides asset level detail for senior and mezzanine loans and preferred equity included in our Core Portfolio as of December 31, 2019 (dollars in thousands):

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Risk ranking(5)
Senior loans
Loan 1	Hotel	1/2/2018	San Jose, CA	$173,487	$173,486	Floating	4.3%	6.0%	1/9/2023	62%	3
Loan 2	Multifamily	6/21/2019	Milpitas, CA	173,009	173,760	Floating	3.1%	5.5%	7/9/2024	72%	3
Loan 3(6)	Other	10/17/2018	Dublin, Ireland	171,418	169,520	Fixed	8.0%	15.0%	12/31/2023	96%	3
Loan 4	Hotel	10/29/2018	San Diego, CA	140,437	141,466	Floating	4.8%	6.9%	10/9/2024	71%	4
Loan 5	Hotel	6/28/2018	Berkeley, CA	119,091	120,000	Floating	3.2%	5.2%	7/9/2025	66%	3
Loan 6	Industrial	9/19/2019	New York, NY	115,005	116,000	Floating	3.1%	5.8%	9/19/2024	76%	3
Loan 7	Office	12/7/2018	Carlsbad, CA	112,953	113,384	Floating	3.7%	6.1%	12/9/2023	73%	3
Loan 8(6)	Multifamily	6/18/2019	Santa Clara, CA	93,080	93,869	Floating	4.4%	7.3%	6/18/2024	64%	3
Loan 9	Multifamily	4/11/2019	Various - U.S.	91,560	92,000	Floating	3.0%	5.9%	4/9/2024	65%	3
Loan 10	Office	5/31/2019	Stamford, CT	85,871	86,788	Floating	3.5%	5.8%	6/9/2025	71%	3
Loan 11	Hotel	6/25/2018	Englewood, CO	72,955	73,000	Floating	3.5%	5.6%	7/9/2023	69%	3
Loan 12	Office	6/27/2018	Burlingame, CA	71,020	71,177	Floating	2.8%	5.1%	7/9/2023	61%	3
Loan 13	Other	10/24/2019	Brooklyn, NY	65,310	66,073	Floating	3.4%	5.9%	11/9/2024	66%	3
Loan 14	Office	8/28/2018	San Jose, CA	63,516	63,760	Floating	2.5%	4.8%	8/28/2025	66%	3
Loan 15	Office	4/5/2019	Long Island City, NY	62,625	62,981	Floating	3.3%	5.8%	4/9/2024	58%	3
Loan 16	Office	5/29/2019	Long Island City, NY	60,617	61,007	Floating	3.5%	6.0%	6/9/2024	59%	3
Loan 17	Office	2/13/2019	Baltimore, MD	53,477	53,939	Floating	3.5%	6.2%	2/9/2024	74%	3
Loan 18	Office	7/12/2019	Washington, D.C.	49,982	50,486	Floating	2.8%	5.7%	8/9/2024	68%	3
Loan 19	Multifamily	7/1/2019	Phoenix, AZ	43,003	43,249	Floating	2.7%	5.0%	7/9/2024	76%	3
Loan 20	Multifamily	10/9/2018	Dupont, WA	40,342	40,500	Floating	3.3%	5.6%	11/9/2023	82%	3
Loan 21	Multifamily	2/8/2019	Las Vegas, NV	37,707	37,954	Floating	3.2%	5.9%	2/9/2024	71%	3
Loan 22	Multifamily	5/22/2018	Henderson, NV	37,619	37,700	Floating	3.3%	5.5%	6/9/2023	73%	3
Loan 23	Multifamily	4/26/2018	Oxnard, CA	36,678	36,500	Floating	5.2%	7.7%	5/9/2021	71%	3
Loan 24	Office	9/26/2019	Salt Lake City, UT	35,838	36,241	Floating	2.7%	5.0%	10/9/2024	72%	3
Loan 25	Multifamily	5/3/2019	North Phoenix, AZ	35,086	35,251	Floating	3.4%	5.7%	5/9/2024	81%	3
Loan 26	Office	6/16/2017	Miami, FL	33,413	33,073	Floating	4.9%	6.9%	7/9/2022	68%	3
Loan 27	Hotel	11/8/2013	Bloomington, MN	32,322	32,063	n/a(7)	n/a(7)	n/a(7)	1/9/2020	98%(7)	4
Loan 28	Multifamily	11/30/2017	Knoxville, TN	32,290	31,713	Floating	4.0%	6.1%	12/9/2022	80%	2
Loan 29	Office	3/28/2019	San Jose, CA	29,025	29,218	Floating	3.0%	5.9%	4/9/2024	64%	3
Loan 30	Multifamily	1/11/2019	Tempe, AZ	26,262	26,342	Floating	2.9%	5.2%	2/9/2024	79%	3
Loan 31	Office	1/15/2019	Santa Barbara, CA	25,629	25,783	Floating	3.2%	5.7%	2/9/2024	80%	3
Loan 32	Office	9/16/2019	San Francisco, CA	22,617	22,841	Floating	3.4%	6.1%	10/9/2024	72%	3
Loan 33	Multifamily	12/21/2018	Phoenix, AZ	21,472	21,527	Floating	2.9%	5.2%	1/9/2023	73%	3
Loan 34	Office	8/27/2019	San Francisco, CA	20,030	20,218	Floating	2.8%	5.6%	9/9/2024	73%	3
Loan 35	Office	2/26/2019	Charlotte, NC	18,353	18,549	Floating	3.4%	6.0%	3/9/2024	56%	3
Loan 36	Multifamily	8/9/2018	Tempe, AZ	16,045	16,055	Floating	3.0%	5.3%	9/9/2023	70%	3
Loan 37	Multifamily	2/8/2019	Las Vegas, NV	12,854	12,939	Floating	3.2%	5.9%	2/9/2024	71%	3
Total/Weighted average senior loans				$2,331,998	$2,340,412			6.5%	3/3/2024	70%	3.1

Mezzanine loans
Loan 38(6)	Other	7/14/2017	Los Angeles, CA	$111,834	$111,834	Fixed	10.0%	13.0%	7/9/2022	55% - 81%	4
Loan 39(6)	Multifamily	12/26/2018	Santa Clarita, CA	49,170	49,578	Fixed	7.0%	13.8%	12/26/2024	56% - 84%	3
Loan 40(6)	Office	7/20/2018	Dublin, Ireland	36,274	30,691	Fixed	n/a	12.5%	12/20/2021	45% - 68%	2
Loan 41	Hotel	9/23/2019	Berkeley, CA	28,335	28,335	Fixed	9.0%	11.5%	7/9/2025	66% - 81%	3
Loan 42	Multifamily	10/18/2018	New York, NY	20,000	20,000	Floating	9.5%	11.0%	8/1/2022	63% - 84%	3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Risk ranking(5)
Loan 43	Other	3/19/2013	San Rafael, CA	19,219	18,507	Fixed	10.0%	15.0%	6/30/2020	32% - 86%	4
Loan 44	Multifamily	7/11/2019	Placentia, CA	17,248	17,450	Fixed	8.0%	13.3%	7/11/2024	55% - 90%	3
Loan 45	Hotel	1/9/2017	New York, NY	12,120	12,000	Floating	11.0%	13.1%	1/9/2022	63% - 76%	3
Loan 46	Multifamily	12/3/2019	Milpitas, CA	12,094	12,376	Fixed	8.0%	13.3%	12/3/2024	49% - 71%	3
Loan 47	Multifamily	7/30/2014	Various - TX	4,541	4,541	Fixed	9.5%	9.5%	8/11/2024	71% - 83%	3
Total/Weighted average mezzanine loans				$310,835	$305,312			12.9%	3/19/2023	55% - 79%	3.3

Preferred equity & other loans
Loan 48	Industrial	9/1/2016	Various - U.S.	$100,560	$98,386	Fixed	14.1%	14.2%	9/2/2027	n/a	3
Loan 49	Office	5/8/2018	Various - N.Y.	97,168	97,735	Fixed	7.0%	12.0%	6/5/2027	n/a	4
Loan 50(6)	Other	7/14/2017	Los Angeles, CA	31,558	31,558	Fixed	10.0%	13.0%	7/9/2022	n/a	4
Loan 51(6)(8)	Industrial	9/1/2016	Various - U.S.	24,300	—	Fixed	n/a	n/a	9/2/2027	n/a	3
Loan 52	Office	8/22/2018	Las Vegas, NV	17,578	17,649	Fixed	8.0%	15.5%	9/9/2023	n/a	3
Loan 53	Other	6/28/2019	Various - U.S.	12,448	12,572	Fixed	10.0%	15.3%	5/28/2024	n/a	3
Loan 54(8)	Office	7/20/2018	Dublin, Ireland	3,608	—	Fixed	n/a	n/a	12/20/2021	n/a	2
Loan 55	Other	5/2/2019	Various - U.S.	667	—	Fixed	n/a	n/a	n/a	n/a	n/a
Loan 56(8)	Hotel	10/24/2014	Austin, TX	—	—	Fixed	n/a	7.5%	n/a	n/a	n/a
Total/Weighted average preferred equity & other loans(9)				$287,887	$257,900			12.0%	7/9/2026	—	3.4

Total/Weighted average senior and mezzanine loans and preferred equity - Core Portfolio				$2,930,720	$2,903,624			7.7%	4/19/2024	—	3.1
_________________________________________

(1)	Represents carrying values at our share as of December 31, 2019.

(2)	Represents the stated coupon rate for loans; for floating rate loans, does not include USD 1-month London Interbank Offered Rate (“LIBOR”) which was 1.76% as of December 31, 2019.

(3)
In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of December 31, 2019 for weighted average calculations.

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

(5)	On a quarterly basis, the Company’s senior and mezzanine loans and preferred equity are rated “1” through “5,” from less risk to greater risk.

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

(7)
Loan 27 is on non-accrual status as of December 31, 2019; as such, no income is being recognized. Loan-to-value reflects $2.7 million in guarantor and borrower cash included with the most recent as-is appraisal.

(8)	Represents equity participation interests related to senior loans, mezzanine loans and/or preferred equity investments.

(9)	Weighted average calculation for preferred equity and other loans excludes equity participation interests.

The following table details the types of properties securing our senior and mezzanine loans and preferred equity included in our Core Portfolio and geographic distribution as of December 31, 2019 (dollars in thousands):

Collateral property type	Book value (at CLNC share)	% of total
Office	$900,161	30.7%
Multifamily	800,071	27.3%
Hotel	578,187	19.7%
Other(1)	412,436	14.1%
Industrial	239,865	8.2%
Total	$2,930,720	100.0%

Region	Book value (at CLNC share)	% of total
US West	$1,605,729	54.9%
US Northeast	627,387	21.4%
US Southwest	285,536	9.7%
Europe	211,300	7.2%
US Southeast	115,142	3.9%
US Midwest	72,516	2.5%
US Other(2)	13,110	0.4%
Total	$2,930,720	100.0%
_________________________________________

(1)
Other includes commercial and residential development and predevelopment assets, one corporate term loan secured by the borrower’s limited partnership interests in a fund, and a preferred equity investment in a loan origination platform.

(2)	US Other contains one corporate term loan secured by the borrower’s limited partnership interests in a fund and a preferred equity investment in a loan origination platform.
The following charts illustrate the diversification of our senior and mezzanine loans and preferred equity included in our Core Portfolio based on interest rate category, property type, and geography as of December 31, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

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
During the year ended December 31, 2019, we recorded our proportionate share of impairment loss totaling $17.6 million related to an equity participation interest in a joint venture. The impairment was recorded to reflect the estimated fair value of the collateral. Additionally, within the Core Portfolio, we placed on non-accrual status one loan secured by a hotel (“Midwest Hospitality”) due to a borrower default during the fourth quarter of 2019. We are sweeping cash from the hotel to amortize the unpaid principal balance of the loan.
CRE Debt Securities
The following table presents an overview of our CRE debt securities in our Core Portfolio as of December 31, 2019 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category(2)	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
Investment grade rated	39	$225,083	3.2%	6.4%	6.6	BBB-
Non-investment grade rated	4	27,741	3.3%	11.9%	5.2	BB | B
“B-pieces” of CMBS securitization pools	8	110,055	4.6%	7.9%	5.4	—
Total/Weighted Average	51	$362,879	3.7%	7.3%	6.1	—
_________________________________________

(1)	Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.

(2)	As of December 31, 2019, all CRE debt securities consisted of CMBS.
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
As of December 31, 2019, $1.1 billion, or 25.1%, of our assets were invested in net leased real estate properties included in our Core Portfolio and these properties were 97.6% occupied. The following table presents our net leased real estate investments included in our Core Portfolio as of December 31, 2019 (dollars in thousands):

	Count	Carrying Value(1)	NOI/EBITDA for the year ended December 31, 2019 (2)
Net leased real estate	6	$1,103,695	$74,936
Total/Weighted average net leased real estate - Core Portfolio	6	$1,103,695	$74,936
________________________________________

(1)	Represents carrying values at our share as of December 31, 2019; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.

(2)	Excludes NOI/EBITDA of $6.9 million related to a property that was sold during December 2019. Please refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI/EBITDA.

The following table provides asset-level detail of our net leased real estate included in our Core Portfolio as of December 31, 2019:

	Collateral type	City, State	Number of Properties	Number of Buildings	Rentable square feet (“RSF”) / units/keys	Weighted average % leased(1)	Weighted average lease term (yrs)(2)
Net leased real estate
Net lease 1	Industrial	Various	22	22	6,697,304 RSF	93%	3.7
Net lease 2	Office	Stavenger, Norway	1	26	1,290,926 RSF	100%	10.4
Net lease 3	Industrial	Tracy, CA & Tolleson, AZ	2	2	2,787,343 RSF	100%	18.4
Net lease 4	Industrial	Various	23	23	1,834,422 RSF	99%	3.5
Net lease 5	Office	Aurora, CO	1	1	183,529 RSF	100%	2.9
Net lease 6	Office	Indianapolis, IN	1	1	338,000 RSF	100%	6.0
Total/Weighted average net leased real estate			50	75		98%	9.4
________________________________________

(1)	Represents the percent leased as of December 31, 2019. Weighted average calculation based on carrying value at our share as of December 31, 2019.

(2)
Based on in-place leases (defined as occupied and paying leases) as of December 31, 2019 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of December 31, 2019.

The following charts illustrate the concentration of our net leased real estate portfolio included in Core Portfolio based on property type and geography as of December 31, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

Our Legacy, Non-Strategic Portfolio
As of December 31, 2019, our Legacy, Non-Strategic Portfolio consisted of 65 investments representing approximately $887.7 million in book value (excluding cash, cash equivalents and certain other assets). Our loan portfolio consisted of 17 senior mortgage loans, mezzanine loans, preferred equity investments and other loans and had a weighted average cash coupon of 2.8% and a weighted average all-in unlevered yield of 3.8%. Our owned real estate portfolio (including net leased and other real estate) consisted of approximately 4.3 million total square feet of space and the total 2019 NOI of that portfolio was approximately $50.1 million (based on leases in place as of December 31, 2019).
During the year ended December 31, 2019, we sold a total of five properties in our Legacy, Non-Strategic Portfolio for total gross proceeds of $23.0 million and a total realized gain of $8.8 million. These sales consisted of four retail and one office property.

As of December 31, 2019, our Legacy, Non-Strategic Portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at CLNC share)(2)
Legacy, Non-Strategic Portfolio
Senior mortgage loans(3)	10	$170,494	$169,964
Mezzanine loans(3)	6	64,488	64,438
Preferred equity(3)	1	688	688
Net leased real estate	6	59,943	59,943
Other real estate	36	581,861	515,446
Private equity interests	6	10,263	10,263
Total/Weighted average Legacy, Non-Strategic Portfolio	65	$887,737	$820,742
________________________________________

(1)	Count for net leased and other real estate represents number of investments.

(2)	Book value at our share represents the proportionate book value based on ownership by asset as of December 31, 2019.

(3)	Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.
The following charts illustrate the diversification of our Legacy, Non-Strategic Portfolio (not including private equity interests) based on investment type, underlying property type, and geography, as of December 31, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

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

Legacy, Non-Strategic Portfolio: Senior and Mezzanine Loans and Preferred Equity
Our Legacy, Non-Strategic Portfolio includes senior mortgage loans, mezzanine loans and preferred equity interests.
The following table provides a summary of senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio as of December 31, 2019 (dollars in thousands):

				Weighted Average(1)
	Count	Book value (at CLNC share)(2)	Principal balance (2)	Cash coupon(3)	Unlevered all-in yield(4)	Remaining Term(5)	Extended Remaining Term(6)
Senior loans	10	$169,964	$342,460	4.2%	5.2%	1.5	2.1
Mezzanine loans	6	64,438	200,930	0.3%	—%	0.8	1.6
Preferred equity	1	688	—	—	—	—	—
Total/Weighted average senior and mezzanine loans and preferred equity - Legacy, Non-Strategic Portfolio	17	$235,090	$543,390	2.8%	3.8%	1.3	1.9
_________________________________________

(1)	Weighted average metrics weighted by book value at our share, except for cash coupon which is weighted by principal balance at our share.

(2)	Book value and principal balance at our share represents the proportionate value based on ownership by asset as of December 31, 2019.

(3)	Represents the stated coupon rate for loans; for floating rate loans, assumes USD 1-month LIBOR which was 1.76% as of December 31, 2019.

(4)
In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of December 31, 2019 for weighted average calculations.

(5)	Represents the remaining term based on the current contractual maturity date of loans.

(6)	Represents the remaining term based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.
The following table details senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio by fixed or floating rate as of December 31, 2019 (dollars in thousands):

				Weighted Average(1)
	Number of loans	Book value (at CLNC share)(2)	Principal balance(2)	Spread to LIBOR	All-in unlevered yield(3)	Remaining term(4)	Extended remaining term(5)
Floating rate loans	9	$143,961	$302,529	4.0%	4.5%	1.6	2.3
Fixed rate loans(6)	8	91,129	240,861	—	2.7%	0.8	1.4
Total/ Weighted average	17	$235,090	$543,390	—	3.8%	1.3	1.9
_________________________________________

(1)
Weighted average metrics weighted by book value at our share, except for spread to LIBOR, which is weighted by principal balance value at our share. Book and principal balances at share exclude $0.6 million of noncontrolling interest. See the table located above in “Our Portfolio” for further information.

(2)	Book value and principal balance at our share represents the proportionate value based on ownership by asset as of December 31, 2019.

(3)
In addition to cash coupon, all-in unlevered yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. For weighted average calculations, all-in yield for the loan portfolio assumes the USD 1-month LIBOR as of December 31, 2019, which was 1.76%.

(4)	Represents the remaining term in years based on the original maturity date or current extension maturity date of loans.

(5)	Represents the remaining term in years based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.

(6)	Includes one preferred equity investment.
The following table details the types of properties securing senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio and geographic distribution as of December 31, 2019 (dollars in thousands):

Collateral property type	Book value	% of total
Retail	$110,576	47.0%
Hotel	50,000	21.3%
Other(1)	74,514	31.7%
Total	$235,090	100.0%

Region	Book value	% of total
West	$130,832	55.7%
Northeast	61,631	26.2%
Southeast	34,823	14.8%
Southwest	7,255	3.1%
Midwest	549	0.2%
Total	$235,090	100.0%
_________________________________________

(1)	Other includes commercial and residential development and predevelopment assets.

The following charts illustrate the diversification of senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio based on interest rate category, property type, and geography as of December 31, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Interest Rate Category	Property Type

Geography

_________________________________________

(1)	Other includes commercial and residential development and predevelopment assets.

In March 2018, the borrower on our four NY hospitality loans in our Legacy, Non-Strategic Portfolio failed to make all required interest payments and the loans were placed on nonaccrual status. These four loans are secured by the same collateral. We believe ultimate sale of the underlying collateral and repayment of the loans from the sales proceeds is the most likely outcome. During 2018, we recorded $53.8 million of provision for loan losses to reflect the estimated value to be recovered from the borrower following a sale. During the year ended December 31, 2019, we recorded an additional provision for loan loss of $154.3 million based on significant deterioration in the NY hospitality market, feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale.
Within our Legacy, Non-Strategic Portfolio, we also hold seven loans to five separate borrowers, all secured by regional malls. While these loans are current on interest payments and not in default of loan covenants, given the ongoing challenges and deterioration of the retail market, we have been monitoring the estimated fair value of each loan’s underlying collateral. As a result, we have recognized the loan loss provisions where we do not expect full principal payment upon maturity, as follows:

•
During 2018, we recorded $23.8 million of provision for loan losses for two separate borrowers on three of our regional mall loans that are secured by two regional malls (“Northeast Regional Mall A” and “Northeast Regional Mall B”) to reflect the estimated fair value of the collateral. In June 2019, we completed foreclosure proceedings on two loans secured by Northeast Regional Mall A with unpaid principal balances of $36.9 million. We sold Northeast Regional Mall A during the fourth quarter of 2019 and recorded a gain of $6.6 million on sale.

•
During the year ended December 31, 2019, we recognized provision for loan losses of $10.5 million on Northeast Regional Mall B. The additional provisions were based on then-current and prospective leasing activity to reflect the estimated fair value of the collateral. Interest payments are current and we have been and are continuing to sweep all cash.

•
Also, during the year ended December 31, 2019, we separately recognized provisions for loan loss of $18.5 million on two loans secured by one regional mall (“West Regional Mall”) to reflect the estimated fair value of the collateral. Interest payments are current and we have been and are continuing to sweep all cash.

•
Furthermore, during the year ended December 31, 2019, we recognized a $37.3 million provision for loan loss on four loans to three separate borrowers (“South Regional Mall A”, “South Regional Mall B”, and “Midwest Regional Mall”) to reflect the estimated fair value of the collateral. Interest payments for South Regional Mall A, South Regional Mall B and Midwest Regional Mall are all current. The Company has been and is continuing to sweep all cash related to South Regional Mall A and South Regional Mall B. Midwest Regional Mall was placed on non-accrual status and transferred to held for sale as of December 31, 2019.

Impairment of Loans and Preferred Equity Held in Joint Ventures
During the year ended December 31, 2019, we recognized our proportionate share of impairment loss totaling $14.7 million on one senior loan secured by a regional mall (“Southeast Regional Mall”) of which we own 50.0% of the joint venture. The impairment recorded was a result of the ongoing deterioration of the retail market and reflects the estimated fair value of the collateral.
During the year ended December 31, 2019, we recorded our proportionate share of impairment loss totaling $16.1 million on two loans and an equity partnership interest secured by residential development projects. The impairment loss was a result of revised property sales expectations.
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
As of December 31, 2019, $575.4 million, or 70.1%, of our Legacy, Non-Strategic Portfolio was invested in owned real estate and was 81.0% occupied. The following table provides a summary of net leased and other real estate included in our Legacy, Non-Strategic Portfolio as of December 31, 2019 (dollars in thousands):

	Count	Carrying Value(1)	NOI/EBITDA for the year ended December 31, 2019 (2)
Net leased real estate	6	$59,943	$7,007
Other real estate	36	515,446	43,097
Total/Weighted average owned real estate - Legacy, Non-Strategic Portfolio	42	$575,389	$50,104
________________________________________

(1)	Represents carrying values at our share as of December 31, 2019; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.

(2)	Excludes NOI/EBITDA of $1.4 million that relates to five properties that sold during 2019. Please refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI/EBITDA.

The following table provides asset-level detail of our net leased and other real estate included in our Legacy, Non-Strategic Portfolio as of December 31, 2019:

	Collateral type	City, State	Number of properties	Number of buildings	RSF / units/keys	Weighted average % leased(1)	Weighted average lease term (yrs)(2)
Net leased real estate
Net lease 1	Retail	Bloomingdale, IL	7	7	319,600 RSF	100%	4.2
Net lease 2	Office	Columbus, OH	1	1	199,122 RSF	52%	7.0
Net lease 3	Office	Rockaway, NJ	1	1	121,038 RSF	100%	3.0
Net lease 4	Retail	Keene, NH	1	1	45,471 RSF	100%	9.1
Net lease 5	Retail	Fort Wayne, IN	1	1	50,000 RSF	100%	4.7
Net lease 6	Retail	South Portland, ME	1	1	52,900 RSF	100%	3.7
Total/Weighted average net leased real estate			12	12	788,131 RSF	87%	5.1

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	7	847,604 RSF	94%	4.6
Other real estate 2	Multifamily	Farmington Hills, MI	1	65	784 Units	92%	n/a
Other real estate 3	Office	Warrendale, PA	5	5	496,414 RSF	100%	4.5
Other real estate 4	Multifamily	New Orleans, LA	1	1	375 Units	93%	n/a
Other real estate 5	Office	Vienna, VA	1	1	256,714 RSF	57%	2.2
Other real estate 6	Hotel	Coraopolis, PA	1	1	318 Keys	n/a	n/a
Other real estate 7	Office	Vienna, VA	1	1	172,958 RSF	37%	2.0
Other real estate 8	Multifamily	Kalamazoo, MI	1	24	584 Units	92%	n/a
Other real estate 9	Multifamily	Cayce, SC	1	1	466 Units	97%	n/a
Other real estate 10	Multifamily	Central, SC	1	10	469 Units	87%	n/a
Other real estate 11	Office	Omaha, NE	1	1	404,865 RSF	69%	1.2
Other real estate 12	Office	Greensboro, NC	1	1	129,717 RSF	88%	2.4
Other real estate 13	Multifamily	Gillette, WY	1	6	139 Units	86%	n/a
Other real estate 14	Multifamily	Anchorage, AK	1	5	319 Units	90%	n/a
Other real estate 15	Office	Greensboro, NC	1	1	86,321 RSF	85%	1.5
Other real estate 16	Hotel	Minot, ND	1	1	125 Keys	n/a	n/a
Other real estate 17	Office	Winston Salem, NC	1	1	140,132 RSF	43%	1.3
Other real estate 18	Office	Bath, ME	1	1	37,623 RSF	100%	0.9
Other real estate 19	Office	Topeka, KS	1	1	194,989 RSF	72%	3.2
Other real estate 20	Retail	Anchorage, AK	1	1	343,995 RSF	71%	1.1
Other real estate 21	Office	Greensboro, NC	1	2	58,978 RSF	22%	0.7
Other real estate 22	Retail	West Columbia, SC	1	1	52,375 RSF	58%	1.0
Other real estate 23	Office	Greensboro, NC	1	1	48,042 RSF	31%	0.4
Other real estate 24	Office	Greensboro, NC	1	1	47,690 RSF	67%	0.8
Other real estate 25	Office	Greensboro, NC	1	1	47,211 RSF	34%	0.6
Other real estate 26	Office	Greensboro, NC	1	4	42,123 RSF	51%	0.5
Other real estate 27	Office	Anchorage, AK	1	5	11,475 RSF	100%	1.4
Other real estate 28	Office	Lincoln, NE	1	2	124,465 RSF	98%	4.6
Other real estate 29	Office	Greensboro, NC	1	1	34,060 RSF	40%	0.3
Other real estate 30	Office	Greensboro, NC	1	1	34,903 RSF	46%	0.7
Other real estate 31	Office	Greensboro, NC	1	1	26,563 RSF	55%	0.2
Other real estate 32	Multifamily	Evansville, WY	1	1	191 Units	42%	n/a
Other real estate 33	Office	Greensboro, NC	1	1	32,905 RSF	100%	6.1
Other real estate 34	Office	Greensboro, NC	1	1	35,224 RSF	44%	0.3
Other real estate 35	Office	Greensboro, NC	1	1	23,145 RSF	63%	1.1
Other real estate 36	Office	Topeka, KS	1	1	194,989 RSF	72%	3.2
Total/Weighted average other real estate			46	160	n/a	81%	2.0

Total/Weighted average owned real estate - Legacy, Non-Strategic Portfolio			58	172

________________________________________

(1)	Represents the percent leased as of December 31, 2019. Weighted average calculation based on carrying value at our share as of December 31, 2019.

(2)
Based on in-place leases (defined as occupied and paying leases) as of December 31, 2019 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of December 31, 2019.

The following charts illustrate the concentration of our net leased real estate included in our Legacy, Non-Strategic Portfolio based on property type and geography as of December 31, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

The following charts illustrate the diversification of our other real estate included in our Legacy, Non-Strategic Portfolio based on property type and geography as of December 31, 2019 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

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

•
until appropriate investments can be identified, our Manager may invest the proceeds of any future offerings of the Company in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities, that are consistent with the Company’s intention to qualify as a REIT and maintain its exemption from registration under the Investment Company Act;

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

The investment guidelines can be amended or waived with the approval of the Board of Directors (which must include a majority of the independent directors) and our Manager.

Operating and Regulatory Structure
REIT Qualification
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2018. As a REIT, we generally will not be subject to U.S. federal income tax on the “REIT taxable income” that we distribute annually to our stockholders.
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
We hold our assets primarily through direct or indirect wholly-owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. To qualify for the exclusion pursuant to Section 3(c)(5)(C), based on positions set forth by the staff of U.S. Securities and Exchange Commission (the “SEC”), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) at least 80% of its assets in “qualifying” real estate assets and real estate-related assets. For our subsidiaries that maintain this exclusion or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.” “Qualifying” real estate assets for this purpose include senior mortgage loans, certain B-notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior loans for the purposes of the Investment Company Act. We treat as real estate-related assets B-pieces and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. Unless a relevant SEC no-action letter or other guidance applies, we expect to treat preferred equity interests as real estate-related assets. The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exclusion. Unless the SEC or its staff issues guidance with respect to CMBS, we intend to treat CMBS as a real estate-related asset. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. For our subsidiaries that maintain this exclusion or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.”
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
As a consequence of our seeking to avoid the need to register under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to avoid the need to register under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities (“MBSs”) that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, noncontrolling equity interests in real estate companies or in assets not related to real estate. In addition, seeking to avoid the need to register under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, avoiding registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.
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
We are not currently aware of any environmental liabilities that could materially affect the Company. Refer to the risk factor “Environmental compliance costs and other potential environmental liabilities associated with our current or former properties or our CRE debt or real estate-related investments could materially impair the value of our investments and expose us to material liability” in the section entitled “Risk Factors—Risks Related to Our Business and Our Investments” for more details regarding potential environmental liabilities and risk related to the Company.
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

Item 1A. Risk Factors
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
Neither our Manager nor Colony Capital is obligated to dedicate any specific personnel exclusively to us, nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. As a result, we cannot provide any assurances regarding the amount of time our Manager or Colony Capital will dedicate to the management of our business. Moreover, each of our officers and non-independent directors, except for our Non-Executive Chairman of the Board, is also an employee of our Manager, Colony Capital or one of their affiliates, has significant responsibilities for other investment vehicles currently managed by Colony Capital or its affiliates, and may not always be able to devote sufficient time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed.
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
If the management agreement is terminated and we are not able to successfully internalize the management of the Company or find a suitable replacement for our Manager, our business, results of operations and financial condition could be adversely affected.
We can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s and Colony Capital’s officers and key personnel. The current term of the Management Agreement extends to January 31, 2021, the third anniversary of the completion of the Combination and will be automatically renewed for a one-year term each anniversary thereafter; provided, however, that the Manager may terminate the Management Agreement upon 180 days’ notice prior to the expiration of the initial three-year term (which is January 31, 2021) or any subsequent renewal term and we may terminate the Management Agreement subject to a termination fee, upon 180 days’ notice prior to the expiration of the initial three-year term or any subsequent renewal term under limited circumstances set forth in the Management Agreement (with the affirmative vote of at least two-thirds of the independent directors of our Board of Directors). The Management Agreement also provides that the Company or the Manager may terminate the agreement for cause.

On November 6, 2019, Colony Capital sent a letter to our independent directors proposing to explore with us the possible internalization of the management of the Company and a transfer of Colony Capital’s credit management business to us. The letter provided that an internalization would be subject to, among other things, the negotiation of terms and definitive documentation and approval of our Board of Directors and the board of directors of Colony Capital (or an authorized committee thereof in each case). In response, the Board of Directors has formed a Special Committee consisting exclusively of independent and disinterested directors to explore this internalization proposal as well as other strategic alternatives.

In connection therewith, and as reflected by Schedule 13D filed by Colony Capital with the U.S. Securities and Exchange Commission on February 27, 2020, Colony Capital plans to take any and all actions as may be necessary or appropriate for Colony Capital to enter into an agreement with us and/or one or more third parties with respect to a disposition of Colony Capital’s management agreement with us, subject to our consent, whether in the form of an internalization of our management (including, but not limited to, the possible internalization set forth in the November 6, 2019 letter), a sale of Colony Capital’s management agreement with us, or similar transaction the effect of which is to dispose of Colony Capital’s management agreement with us.

The scope of any such transaction is focused on Colony Capital’s management agreement with us, and not Colony Capital’s private credit investment management platform or associated private credit assets.

The Special Committee is committed to taking all appropriate steps to maximize value for the Company and its shareholders, and has been actively engaged in a robust process to explore a range of value-enhancing opportunities, including, but not limited to, the potential transactions proposed by Colony Capital. The Special Committee has engaged both an independent financial advisor and legal advisor. We can give no assurance as to whether we and Colony Capital will enter into an agreement to internalize the management of the Company, the terms or scope of such agreement and the timing of closing, or whether we may pursue other strategic alternatives.

The internalization of the management of our company would be a time-consuming and costly process. We may not be able to identify and retain key investment professionals or realize the anticipated benefits of the transaction. The negotiation and internalization could result in the distraction of our and Colony Capital’s management and the disruption of our ongoing business. Therefore, if we are unable to successfully plan and manage an internalization or a different strategic transaction, we may not be able to execute our business plan, which could have a material adverse effect on our business, financial condition and results of operations.

Further, there are conflicts of interest that arise when our Manager makes expense allocation determinations, as well as in connection with any fees payable between us and our Manager. These fees and allocation determinations are sometimes based on estimates or judgments, which may not be correct and could result in our Manager’s failure to allocate certain fees and costs to us appropriately.

In addition, as certain Managed Companies are, and other co-investment funds managed by Colony Capital and its affiliates in the future likely will be, closed-end funds with finite lives, such funds are expected to dispose of substantially all of the assets in their respective portfolios prior to dissolution. As a result, prior to such dissolutions, we may need to sell our interests in the coinvestment assets before we otherwise would in order to avoid a potential conflict. Our decision to sell such interests will depend, among other things, on our ability to sell the interests at favorable prices or at all. It is also possible that our Manager or its affiliates, who also manage such funds, may sell such co-investment assets at times or prices that are not in the best interests of us or our stockholders. In addition, to the extent that such funds dispose of co-investment assets that are qualifying assets, we may be required to purchase additional qualifying assets (subject to the availability of capital at favorable prices or at all) or sell nonqualifying assets at inopportune times or prices in order to maintain our qualification as a REIT and our exemption from registration under the Investment Company Act. Even if our interests are not in conflict with those of funds with co-investment rights, we will not realize the full economic benefits of the investment. If any of the foregoing were to occur, our Manager’s ability to operate our business in a manner consistent with our business strategy could be hindered materially, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.
Failure to manage our Chief Executive Officer and President transition could have an adverse effect on our business, financial condition and results of operations.
On February 27, 2020, we announced the resignation of Kevin P. Traenkle and Chief Executive Officer and President and appointment of Andrew E. Witt as our Interim Chief Executive Officer and President. Mr. Traenkle will continue as a non-management member of the Board of Directors for a transition period. Competition for this experienced talent such as a Chief Executive Officer and President is intense and our process to search for a successor, as and when necessary, may be time-consuming and divert the Board of Directors’ and management’s attention and resources away from our business. Any process in identifying, attracting or retaining a permanent Chief Executive Officer and President may have an adverse effect on our business, financial condition and results of operations.
We are subject to risks and uncertainties related to Colony Capital’s proposal for an internalization or potential sale or other disposal of the management agreement with the Company and the Special Committee’s review of such proposal and other strategic alternatives.
In connection with Colony Capital’s proposal for an internalization or potential sale or other disposal of the management agreement with the Company, the Special Committee is reviewing such proposal and exploring other strategic alternatives. There can be no assurance that the strategic review will result in a transaction. We will incur expenses in connection with this review and our future results may be affected by the pursuit or consummation of any specific transaction or other strategic alternative resulting from the strategic review. In addition, the pendency of this review exposes us to potential risks and uncertainties, including, among other things, retaining and attracting employees during the review process; exposure to potential litigation in connection with the review process; our ability to realize the anticipated benefits of any strategic alternatives we may pursue; the potential for disruption to our business and diversion of the Board of Directors’ and/or management’s attention from other aspects of our business; and the possibility that any strategic alternative will not be completed on terms that are advantageous to the Company, or at all, all of which could disrupt and negatively affect our business. Speculation regarding any developments related to our review of strategic alternatives and perceived uncertainties related to the future of our business could cause our stock price to fluctuate.
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
Our Manager and its affiliates, including Colony Capital, and their respective officers, directors, employees and personnel may engage in business opportunities that are the same or similar to our activities and provide investment advisory services to others with investment objectives or policies that are similar to ours, including advising Managed Companies. Therefore, many investment opportunities sourced by our Manager or its affiliates that are suitable for us may also be suitable for Colony Capital and/or other Managed Companies. In addition, the activities of other Managed Companies of Colony Capital or its affiliates could restrict our ability to pursue certain asset acquisitions or take other actions related to our business.
As of December 31, 2019, there were no other Managed Companies with investment objectives or guidelines that overlapped in part with ours.
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

Because Colony Capital is a publicly traded company, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of Colony Capital could result in a decline in our stock price, such as during 2019, or an adverse effect on our ability to acquire assets and obtain financing from third parties on favorable terms or at all. Any adverse changes in the financial condition of our Manager or its affiliates, including Colony Capital, or our relationship with them could hinder their ability to successfully manage our operations and our portfolio of investments.
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
We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), which requirement we currently intend to satisfy through monthly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be materially and adversely affected by a number of factors, including the risk factors described herein. Distributions to our stockholders, if any, will be authorized by our Board of Directors in its sole discretion and declared by us out of funds legally available therefore and will be dependent upon a number of factors, including our targeted distribution rate, access to cash in the capital markets and other financing sources, historical and projected results of operations, cash flows and financial condition, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects, our financing covenants, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law (the “MGCL”) and such other factors as our Board of Directors deems relevant.
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

In addition, distributions out of our current earnings and profits that we make to our stockholders will generally be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as (i) “capital gain dividends” to the extent that they are attributable to capital gain income recognized by us, (ii) “qualified dividend income,” or (iii) may constitute a return of capital to the extent that they exceed our current earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
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
Certain provisions of the MGCL may have the effect of inhibiting a third party from acquiring our Company or of impeding a change of control under circumstances that otherwise could provide our Company’s stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

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

In accordance with Maryland Business Combination Act our Board of Directors has exempted any business combinations between us and any person, provided that any such business combination is first approved by our Board of Directors. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to any future business combinations between us and any of our interested stockholders (or their affiliates) that are first approved by our Board of Directors, including any future business combination with the OP or any current or future affiliates of the OP. Our bylaws contain a provision exempting us from the Maryland Control Share Acquisition Act. If this resolution is revoked or repealed, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.
Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Directors, without stockholder approval and regardless of what currently is provided in our charter and our bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not have.
Ownership limitations may delay, defer or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
In order for us to maintain our qualification as a REIT under the Code, not more than 50% of the value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year. Our charter, with certain exceptions, authorizes our Board of Directors to take the actions that are necessary or appropriate to preserve our qualification as a REIT. Unless exempted by our Board of Directors, no person may actually or constructively own more than 9.8% of the aggregate of the outstanding shares of our capital stock (as defined in our charter) by value or 9.8% of the aggregate of the outstanding shares of our common stock (as defined in our charter) by value or by number of shares, whichever is more restrictive. Our Board of Directors, in its sole discretion, may exempt (prospectively or retroactively) a person from this limitation if it obtains such representations, covenants and undertakings as it deems appropriate to conclude that granting the exemption will not cause us to lose our status as a REIT. These ownership limitations in our charter are standard in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to reduce administrative burdens. However, these ownership limits might also delay, defer or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders or result in the transfer of shares acquired in excess of the ownership limits to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.
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
Our charter permits our Board of Directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.
Our Board of Directors may classify or reclassify any unissued shares of common stock, classify any unissued shares of our preferred stock, as applicable, and reclassify any previously classified but unissued shares of our preferred stock into other classes or series of stock and set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our Board of Directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Additionally, our Board of Directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.
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
Failure to obtain, maintain or renew required licenses and authorizations necessary to operate our mortgage-related activities may have a material adverse effect on us.
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

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. The process of designing, implementing and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
Given our dependence on information systems of Colony Capital, any failure or disruptions in such systems during or following any internalization transaction or transition to a new manager that results in an information security incident may also cause material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.
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
Risks Related to Our Business and Our Investments
Our CRE debt, select equity and securities investments are subject to the risks typically associated with real estate.
Our CRE debt, select equity and securities investments are subject to the risks typically associated with real estate, including:

•	tenant mix;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	lack of liquidity inherent in the nature of the assets;

•	borrower/tenant/operator mix and the success of the borrower/tenant/operator business;

•	success of tenant businesses;

•	ability to collect interest/loan obligation/principal, including income recognition and recovery of payment-in-kind interest on applicable loan investments;

•	property management decisions;

•	property location, condition and design;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional or local economic conditions and/or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	compliance with environmental laws;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.
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
The B-Notes that we have acquired and may acquire in the future may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in significant operating losses to us and may limit our ability to make distributions to our stockholders.
We have and may continue to acquire B-Notes. A B-Note is a mortgage loan typically (1) secured by a first mortgage on a single large commercial property or group of related properties (and therefore reflect the risks associated with significant concentration) and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral. A privately negotiated intercreditor agreement between the holders of the A-Note and B-Note may restrict the rights of the B-Note holders. In particular, the intercreditor agreement may prohibit the B-Note holder from calling the loan, making modifications with respect to the loan or filing a bankruptcy petition without the consent of the A-Note holder. As a result, to the extent that we acquire B-Notes, the A-Note holder may take actions that we do not agree with and that are not in our stockholders’ best interests.
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
The mezzanine loan assets that we have acquired and may acquire in the future will involve greater risks of loss than senior loans secured by income-producing properties.
We have and may continue to acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements between the holder of the mortgage loan and us, as the mezzanine lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to our mezzanine loans could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.
Participating interests may not be available and, even if obtained, may not be realized.
In connection with the origination or acquisition of certain structured finance assets, subject to maintaining our qualification as a REIT, we have obtained and may continue to obtain participating interests, or equity “kickers,” in the owner of the property that entitle us to payments based upon a development’s cash flow or profits or any increase in the value of the property that would be realized upon a refinancing or sale thereof. Competition for participating interests is dependent to a large degree upon market conditions. Participating interests are more difficult to obtain when real estate financing is available at relatively low interest rates. Participating interests are not insured or guaranteed by any governmental entity and are therefore subject to the general risks inherent in real estate investments. Therefore, even if we are successful in making investments that provide for participating interests, there can be no assurance that such interests will result in additional payments to us.
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
New accounting standards may result in a significant change to our recognition of credit losses.
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the CECL model, which became effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs from the incurred loss impairment methodology pursuant to GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the CECL model may affect how we determine our allowance for loan losses and could require us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to increase our level of allowance for loan losses for any reason, such increase may affect our business, financial condition and results of operations. While we expect our book value per diluted share of common stock for the quarter ended December 31, 2019 to be materially consistent with the prior quarter, we expect the CECL model will require us to recognize a one-time cumulative adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective, which will impact our book value per diluted share of common stock in the first quarter of 2020.
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
We may not have control over certain of our loans and investments.
Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•	acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;

•	pledge our investments as collateral for financing arrangements;

•	acquire only a minority and/or a noncontrolling participation in an underlying investment;

•	co-invest with others through partnerships, joint ventures or other entities, thereby acquiring noncontrolling interests; or

•	rely on independent third-party management or servicing with respect to the management of an asset.
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
We have invested in, and may continue to invest in, certain assets with lower credit quality, which will increase our risk of losses and may reduce distributions to stockholders and may adversely affect the value of our common stock.
We have invested in, and may continue to invest in, unrated or non-investment grade CRE securities, enter into leases with unrated tenants or participate in subordinate, unrated or distressed mortgage loans. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the borrower owners or the properties underlying the loans or securities, the borrowers’ credit history, the properties’ underlying cash flow or other factors. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downturn, prices of lower credit quality investments and CRE securities may decline. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments. Any loss we incur may be significant, reduce distributions to stockholders and adversely affect the value of our common stock.
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
Many of our investments are illiquid. Our Legacy, Non-Strategic Portfolio segment consists of direct investments in operating real estate such as multi-tenant office and multifamily residential assets such as real estate acquired in settlement of loans which we plan to exit. A variety of factors could make it difficult for us to dispose of any of our assets on acceptable terms even if a disposition is in the best interests of stockholders. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Certain properties may also be subject to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of financing that can be placed or repaid on that property. We may be required to expend cash to correct defects or to make improvements before a property can be sold, and we cannot provide assurance that we will have cash available to correct those defects or to make those improvements. The Code also places limits on our ability as a REIT to sell certain properties held for fewer than two years.
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
Some of our properties may contain, or may have contained, asbestos-containing building materials. Environmental, health and safety laws require that owners or operators of or employers in buildings with ACM properly manage and maintain these materials, adequately inform or train those who may come into contact with ACM and undertake special precautions, including removal or other abatement, in the event that ACM is disturbed during building maintenance, renovation or demolition. These laws may impose fines and penalties on employers or, building owners or operators for failure to comply with these requirements. In addition, third parties may seek recovery from employers, owners or operators for personal injury associated with exposure to asbestos.
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
If we, or other companies with which we do business, particularly utilities that provide our facilities with electricity, become subject to laws or regulations related to climate change, it could have a material adverse effect on us. The United States may enact new laws, regulations and interpretations relating to climate change, including potential cap-and-trade systems, carbon taxes and other requirements relating to reduction of carbon footprints and/or greenhouse gas emissions. Other countries have enacted climate change laws and regulations, and the United States has been involved in discussions and agreements regarding international climate change treaties. The federal government and some of the states and localities in which we operate have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effect on us to date, they could limit our ability to develop properties or result in substantial costs, including compliance costs, retrofit costs and construction costs, monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. In addition, these laws and regulations could lead to increased costs for the electricity that our tenant’s require to conduct operations. Furthermore, our reputation could be damaged if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations, liquidity and financial condition. Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These potential impacts may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures, any of which could increase our operating costs. Any of these matters could have a material adverse effect on us.
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
Our operations in Europe and elsewhere expose our business to risks inherent in conducting business in foreign markets.
A material portion of our revenues are sourced from our foreign operations in Europe and elsewhere or other foreign markets. Accordingly, our firm-wide results of operations depend in part on our foreign operations. Conducting business abroad carries significant risks, including:

•	our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources could be subject to foreign taxes and withholding taxes;

•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;

•	restrictions and limitations relating to the repatriation of profits;

•	complexity and costs of staffing and managing international operations;

•	the burden of complying with multiple and potentially conflicting laws;

•	changes in relative interest rates;

•	translation and transaction risks related to fluctuations in foreign currency and exchange rates;

•	lack of uniform accounting standards (including availability of information in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”));

•	unexpected changes in regulatory requirements;

•	the impact of different business cycles and economic instability;

•	political instability and civil unrest;

•
legal and logistical barriers to enforcing our contractual rights, including in perfecting our security interests, collecting accounts receivable, foreclosing on secured assets and protecting our interests as a creditor in bankruptcies in certain geographic regions;

•	share ownership restrictions on foreign operations;

•	compliance with U.S. laws affecting operations outside of the United States, including sanctions laws, or anti-bribery laws such as the Foreign Corrupt Practices Act (“FCPA”); and

•	geographic, time zone, language and cultural differences between personnel in different areas of the world.
Each of these risks might adversely affect our performance and impair our ability to make distributions to our stockholders required to qualify and remain qualified as a REIT. In addition, there is generally less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from our investments necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.
Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency, given the diverse economic and political circumstances in individual Eurozone countries and in recent volatility in the value of the euro. These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be uncertain. Such uncertainty would extend to among other things, whether obligations previously expressed to be owed and payable in euros would be re-denominated in a new currency, what laws would govern and the courts of which country would have jurisdiction. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of our euro-denominated assets and obligations.
In addition, the United Kingdom withdrew from the European Union effective as of January 31, 2020, and is now in a period of transition until the end of 2020. The transition period maintains existing trading arrangements, with future trading arrangements to be negotiated between the United Kingdom and the European Union during this period. Until a final agreement has been reached, an exit without a trade agreement in place, which would result in the United Kingdom losing access to free trade agreements for goods and services within the European Union and with other countries, will continue to be a risk. An exit from the European Union without an agreement in place would likely result in a significant increase in tariffs on U.K. imports and exports and delays at the U.K. border, which could have a substantial adverse impact on the availability of financing, our business and our results of operations. To the extent there is a negotiated Brexit, the implementation of any agreements reached, and the changes to current operations and processes resulting therefrom, could have an adverse impact on our operations.

There can be no assurance that the United Kingdom and the European Union will succeed in negotiating a final trade agreement within the time period contemplated or at all. Regardless of whether the United Kingdom and the European Union succeed in such negotiations, the consequences for the economies of the European Union member states as a result of the United Kingdom’s withdrawal from the European Union are unknown and unpredictable. Uncertainty about global or regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news, and declines in income or asset values, which could adversely affect the availability of financing, our business and our results of operations.
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
We use a variety of structures to finance the origination and acquisition of our investments, including our credit facilities, securitization financing transactions and other term borrowings, including repurchase agreements. Subject to market conditions and availability, we may incur a significant amount of debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase agreements. We may also issue debt or equity securities to fund our growth. The type and percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or nonrecourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our Board of Directors. In addition, we may leverage individual assets at substantially higher levels. We may be unable to obtain necessary additional financing on favorable terms or, with respect to our investments, on terms that parallel the maturities of the debt originated or acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. If we do obtain additional debt or financing, the substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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
Our floating-rate debt and hedging arrangements determine the applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, or to another financial metric. In the event any such benchmark rate or other referenced financial metric is significantly changed, replaced or discontinued, or ceases to be recognized as an acceptable market benchmark rate or financial metric, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instrument, and there may be significant work required to transition to any new benchmark rate or other financial metric.
In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In January 2020, the Working Group on Sterling Risk-Free Reference Rates, Bank of England and FCA jointly published a set of documents, outlining priorities and milestones for 2020 on LIBOR transition. The enumerated priorities include: ceasing issuance of cash products linked to sterling LIBOR by the end of the third quarter of 2020; taking steps to enable a further shift of volumes from LIBOR to Sterling Overnight

Interbank Average Rate in derivative markets; and establishing a framework for the transition of legacy LIBOR products, in order to significantly reduce the stock of LIBOR referencing contracts by the first quarter of 2021.
While regulators in the United States have not yet announced similar goals for 2020, these announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed during 2020 or in subsequent years. In response to concerns regarding the reliability and robustness of commonly used reference rates, in particular LIBOR, the Financial Stability Oversight Council and Financial Stability Board called for the development of alternative interest rate benchmarks. In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate, the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators, the Alternative Reference Rates Committee (“ARRC”). SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to LIBOR for use in derivatives and other financial contracts that currently rely on LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, including for purposes of hedging arrangements such as those we currently have in place. Furthermore, the transition from LIBOR to one or more replacement rates could cause uncertainty in what reference rates apply to existing hedging and other arrangements. Additionally, there is some possibility that LIBOR continues to be published, but that the quantity of loans used to calculate LIBOR diminishes significantly enough to reduce the appropriateness of the rate as a reference rate. We can provide no assurance regarding the future of LIBOR, whether our current hedging arrangements will continue to use USD-LIBOR as a reference rate or whether any reliance on such rate will be appropriate. Confusion as to the relevant benchmark reference rate for our hedging instruments could hinder our ability to establish effective hedges.
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
As of December 31, 2019, our portfolio had $1.3 billion of total mortgage financing. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability, result in losses and negatively impact the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
Any warehouse facilities that we may obtain in the future may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.
In the event that securitization financings become available, we may utilize, if available, warehouse facilities pursuant to which we would accumulate mortgage loans in anticipation of a securitization financing, which assets would be pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us, and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization structure would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale. Currently, we have no warehouse facilities in place, and no assurance can be given that we will be able to obtain one or more.
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
There has been increasing commentary amongst regulators and intergovernmental institutions on the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally referring to credit intermediation involving entities and activities outside the regulated banking system and increased oversight and regulation of such entities. In the United States, the Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator. The FSOC has the authority to review the activities of non-bank financial companies predominantly engaged in financial activities and designate those companies as “systemically important” for supervision by the Federal Reserve. Although the FSOC has raised the “systemically important financial institution” asset threshold from $50 billion to $250 billion in total consolidated assets, compliance with any increased regulation of non-bank credit extension could require changes to certain of our business practices, negatively impact our operations, cash flows or financial condition or impose additional costs on us.
The loss of our Investment Company Act exclusion could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the value of our common stock.
On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in MBSs and rely on the exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, such as us, should continue to be allowed to rely on such an exclusion from registration. If the SEC or its staff takes action with respect to this exclusion, these changes could mean that certain of our subsidiaries could no longer rely on the Section 3(c)(5)(C) exclusion, and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that our investment in those subsidiaries would be investment securities. This could result in our failure to maintain our exclusion from registration as an investment company. If we fail to maintain an exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the value of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
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
We elected to be taxed as a REIT under the U.S. federal income tax laws commencing with our taxable year ended December 31, 2018. Our qualification as a REIT involves the application of highly technical and complex provisions of the Code for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT.
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

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. In addition, we would no longer be required to make distributions to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
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

As a result of these factors, NorthStar I’s or NorthStar II’s failure to qualify as a REIT prior to the Mergers could impair our ability to expand our business and raise capital and could materially adversely affect the value of our common stock. In addition, even if they qualified as REITs for the entirety of their existence, if there is an adjustment to NorthStar I’s or NorthStar II’s taxable income or dividends-paid deductions for periods prior to the Mergers, we could be required to elect to use the deficiency dividend procedure to maintain NorthStar I’s or NorthStar II’s, as applicable, REIT status for periods prior to the Mergers. That deficiency dividend procedure could require us to make significant distributions to our stockholders and to pay significant interest to the IRS.
Dividends payable by REITs do not qualify for the preferential tax rates available for some dividends.
The maximum rate applicable to “qualified dividend income” paid by non-REIT “C” corporations to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs to those U.S. stockholders, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT’s dividends are attributable to dividends received by a REIT from taxable corporations (such as a taxable REIT subsidiary (“TRS”)), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gains dividends.” Effective for taxable years before January 1, 2026, those U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations, but still lower than the effective rate that applied prior to 2018, which is the first year that this special deduction for REIT dividends is available. Although the reduced rates applicable to dividend income from non-REIT “C” corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT “C” corporations that pay dividends, which could adversely affect the value of our common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (subject to certain adjustments and excluding any net capital gain), in order to qualify as a REIT, and any REIT taxable income that we do not distribute will be subject to U.S. corporate income tax at regular rates. In addition, from time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example,

•
we may be required to accrue income from mortgage loans, MBSs, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets;

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

•
certain of our assets and liabilities are marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income; and

•
under the Tax Cut and Jobs Act of 2017, we generally must accrue income for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income.

As a result of both the requirement to distribute 90% of our income each year (and to pay tax on any income that we do not distribute) and the fact that our taxable income may well exceed our cash income due to the factors mentioned above as well as other factors, we may find it difficult to meet the REIT distribution requirements in certain circumstances while also having adequate cash resources to execute our business plan. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase our costs, reduce our equity, and/or result in stockholders being taxed on distributions of shares of stock without receiving cash sufficient to pay the resulting taxes. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we continue to qualify as a REIT, we may face other tax liabilities that reduce our cash available for distribution to stockholders.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. We also are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our TRSs. In addition, we have substantial operations and assets outside of the U.S. that are subject to tax in those countries. Those taxes, unless incurred by a TRS, are not likely to generate an offsetting credit for taxes in the U.S. In addition, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, “prohibited transactions” are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes that is subject to the prohibited transactions tax. In order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT-level, and may limit the structures we utilize for our securitization transactions, even though such sales or structures might otherwise be beneficial to us. Finally, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for distribution to our stockholders.
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

Excess inclusion income could result if a REIT held a residual interest in a real estate mortgage investment conduit (“REMIC”). In addition, excess inclusion income also may be generated if a REIT issues debt with two or more maturities and the terms of the payments of those debt instruments bear a relationship to the payments that the REIT received on mortgage loans or MBSs securing those liabilities. If any portion of our dividends is attributable to excess inclusion income, then the tax liability of tax-exempt stockholders, non-U.S. stockholders, stockholders with net operating losses, regulated investment companies and other pass-through entities whose record name owners are disqualified organizations and brokers-dealers and other nominees who hold stock on behalf of disqualified organizations will very likely increase.
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
Proposed Regulations Under Section 162(m) Could Have a Significant Effect on Us.
On December 16, 2019, the IRS issued proposed regulations under Section 162(m) of the Internal Revenue Code (“Section 162(m)”), which denies a compensation deduction for certain employee remuneration in excess of $1 million. We, like many

UPREITs, have taken the position that Section 162(m) does not apply to payments to their employees from an “operating partnership,” based on private letter rulings issued by the IRS to several UPREITs. These proposed regulations include a provision that, if adopted in the form proposed, would cause Section 162(m) to apply to us and other UPREITs who have previously taken the position that Section 162(m) does not apply. As a result of the proposed regulations, the Company is currently evaluating arrangements under which covered employees are compensated to determine the impact of these proposed regulations on our compensation arrangements and our resulting REIT taxable income (and required distributions to shareholders).
Risks Related to Ownership of Our Common Stock
The market price of our common stock may fluctuate significantly.
The capital and credit markets have from time to time experienced periods of extreme volatility and disruption. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.
Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•	actual or perceived conflicts of interest with our Manager, Colony Capital or their affiliates and individuals, including our executives;

•	equity issuances by us, or resales of our shares by our stockholders, or the perception that such issuances or resales may occur;

•	loss of a major funding source;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to the level of leverage we employ;

•	additions to or departures of our Manager’s and/or Colony Capital’s key personnel or adverse effects on the business or operations of our Manager, Colony Capital or their affiliates;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expenses on our debt;

•	a compression of the yield on our investments and an increase in the cost of our liabilities;

•	failure to operate in a manner consistent with our intention to qualify as a REIT or exclusion from registration under the Investment Company Act;

•	price and volume fluctuations in the overall stock market from time to time;

•	general market and economic conditions and trends including inflationary concerns, and the current state of the credit and capital markets;

•
significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;

•	changes in the value of our portfolio;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or REITs generally; and

•
uncertainty surrounding the strength of the U.S. economic recovery, particularly in light of the recent debt ceiling and budget deficit concerns, and other U.S. and international political and economic affairs.

Any of the foregoing factors could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock.
Future offerings of debt or equity securities, which would rank senior to our common stock, may adversely affect the market price of our common stock.
If we decide to issue debt or equity securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
We may issue additional equity securities, which may dilute your interest in us.
Stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 1,000,000,000 shares of capital stock, of which 950,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Our Board of Directors, with the approval of a majority of our entire Board of Directors and without stockholder approval, may amend our charter to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of capital stock of any class or series that we are authorized to issue. Our Board of Directors may elect to: (i) sell additional shares in one or more future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our Manager, or its successors or assigns, in payment of an outstanding fee obligation; (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating company; or (v) issue shares of our common stock to pay distributions to existing stockholders. If we issue and sell additional shares of our common stock, the ownership interests of our existing stockholders will be diluted to the extent they do not participate in the offering.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information regarding our investment properties at December 31, 2019 are included in “Item 1. Business—Our Core Portfolio—Net Leased Real Estate,” “Item 1. Business—Our Legacy, Non-Strategic Portfolio—Owned Real Estate” and “Item 15. Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report.
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
Our Class A common stock began trading on the NYSE on February 1, 2018 under the symbol “CLNC.” Prior to February 1, 2018, our Class A common stock was not listed on a national securities exchange and there was no established public trading market for such shares. Our Class B-3 common stock was not listed on a national securities exchange and there was no established public trading market for such shares. On February 1, 2019, each outstanding share of Class B-3 common stock automatically converted to one share of our Class A common stock in accordance with its terms.
As of February 26, 2020, the closing price of our Class A common stock was $12.77 and we had approximately 128.5 million shares of Class A common stock outstanding held by a total of 4,022 holders of record. This figure does not reflect the beneficial ownership of shares held in nominee name.
Distributions
Holders of our common stock are entitled to receive distributions if and when the Board of Directors authorizes and declares a distribution. The Board of Directors has not established any minimum distribution level. In order to maintain our qualification as a REIT, we intend to pay dividends to our stockholders that, on an annual basis, will represent at least 90% of our taxable income (which may not necessarily equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains.
Dividends paid to stockholders, for income tax purposes, represent distributions of ordinary income, capital gains, return of capital or a combination thereof. The following table presents the income tax treatment of dividends per share of common and preferred stock.

2019	Common Stock
Ordinary income	$1.11
Capital gains	0.21
Return of capital	0.38
Total	$1.70

2018
Ordinary income	$1.08
Return of capital	0.37
Total	$1.45
We paid a $0.145 per share dividend to its Class B-3 common stockholders for the month ended January 31, 2019, prior to its conversion to Class A common stock on February 1, 2019. For the year ended December 31, 2019, we paid aggregate dividends of $222.8 million to our Class A common stockholders.
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
Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the year ended December 31, 2019, other than those previously disclosed in filings with the SEC.
Purchases of Equity Securities by Issuer
The Company did not purchase any of its Class A common stock during the three months ended December 31, 2019.

The Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”), under which the Company may repurchase up to $300.0 million of its outstanding Class A common stock through March 31, 2020. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, through tender offers or otherwise in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of December 31, 2019, the Company had not repurchased any shares under the Stock Repurchase Program.
Stock Performance Graph
The following graph compares the cumulative total return on our class A common stock with the cumulative total returns on the Russell 2000 Index (the “Russell 2000”) and the Bloomberg REIT Mortgage Index (the “BBREMTG Index”), a published industry index from February 1, 2018 to December 31, 2019. The cumulative total return on our class A common stock as presented is not necessarily indicative of future performance of our class A common stock.

Item 6. Selected Financial Data
Selected Historical Financial Information of the Company
For the years ended December 31, 2019 and 2018, the selected financial data is derived from our audited consolidated financial statements, other than non-GAAP financial measures and selected quarterly financial information, which are unaudited, and should be read in conjunction with the consolidated financial statements and accompanying notes included in “Item 15. Exhibits and Financial Statement Schedules” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The financial condition and results of operations as of and for the year ended December 31, 2019 are not necessarily indicative of the financial condition and results of operations that may be expected for any future periods.
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
Selected Annual Financial Information

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Statements of Operations Data:
Interest income	$295,372	$295,024	$140,214	$140,529	$112,326
Property operating income	253,955	178,339	23,750	1,138	99
Total revenues	551,660	477,014	164,755	142,203	112,712
Interest expense	197,694	179,485	21,019	26,031	18,949
Property operating expense	112,801	73,616	7,978	905	67
Interest expense on real estate	55,415	43,437	5,095	—	—
Net income (loss)	(462,648)	(177,353)	127,880	109,021	81,608
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	(414,512)	(168,498)	88,504	76,051	58,079
Per Share Data:
Net income (loss) attributable to common stockholders per share - basic and diluted	$(3.25)	$(1.41)	$1.86	$1.60	$1.22
Dividends declared per share of common stock	$1.65	$1.60	$—	$—	$—
Balance Sheet Data - at Year End:
Total assets	$7,414,306	$8,660,730	$1,839,402	$1,802,192	$2,056,974
Total debt	4,951,412	5,594,245	389,661	502,413	826,132
Total liabilities	5,212,956	5,815,528	431,832	566,628	939,160
Total equity attributable to Colony Credit Real Estate, Inc. common stockholders	2,119,022	2,706,905	1,079,808	884,716	817,774
Total equity	2,201,350	2,845,202	1,407,570	1,235,564	1,117,814

Selected Quarterly Financial Information (Unaudited)
The following tables present selected quarterly financial information for the years ended December 31, 2019 and 2018 (dollars in thousands, except per share data):

	Three Months Ended
(In thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
2019:
Total revenue	$131,645	$133,889	$145,930	$140,196
Net income (loss)	35,180	(401,995)	(110,790)	14,957
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	33,952	(356,031)	(107,341)	14,908
Net income (loss) per share of common stock, basic/diluted(1)(2)	$0.25	$(2.77)	$(0.84)	$0.11

2018:
Total revenue	$136,461	$133,337	$116,150	$91,066
Net income (loss)	(132,160)	(58,666)	15,874	(2,401)
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	(127,089)	(52,703)	16,008	(4,714)
Net income (loss) per share of common stock, basic/diluted(1)(2)(3)	$(1.00)	$(0.42)	$0.12	$(0.05)
_________________________________________

(1)	Annual earnings per share (“EPS”) may not equal the sum of each quarter’s EPS due to rounding and other computational factors.

(2)	Excludes 3,075,623 CLNC OP Units, which are redeemable for cash, or at the Company’s option, shares of Class A common stock on a one-for-one basis, and therefore would not be dilutive.

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
Introduction
We are a CRE credit REIT focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments, CRE debt securities and net leased properties predominantly in the United States. CRE debt investments include senior mortgage loans, mezzanine loans, preferred equity, and participations in such loans and preferred equity interests. CRE debt securities primarily consist of commercial mortgage-backed securities (“CMBS”) (including “B-pieces” of a CMBS securitization pool) or CRE CLOs (collateralized by pools of CRE debt investments). Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes.
We were organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony Capital (“CLNY”), a publicly traded REIT listed on the NYSE under the ticker symbol “CLNY,” made an initial capital contribution of $1,000 to us. On January 31, 2018, the Combination among the CLNY Contributed Portfolio, NorthStar I, and NorthStar II was completed in an all-stock exchange, and created a prominent publicly traded CRE credit REIT. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all of our activities and hold substantially all of our assets and liabilities through our operating subsidiary, OP. At December 31, 2019, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned primarily by our affiliate as noncontrolling interests.
We are externally managed by a subsidiary of Colony Capital, a NYSE-listed global real estate and investment management firm with over $19 billion of total consolidated assets and over $49 billion of assets under management. As of December 31, 2019, Colony Capital owned approximately 36% of our common equity on a fully diluted basis, evidencing a strong alignment of interests between Colony Capital and our other stockholders.
Refer to Note 3, “Business Combination” to the Consolidated Financial Statements included in Item 15 of this Annual Report for further information related to the Combination.
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
During the third quarter of 2019, we realigned the business and reportable segment information to reflect how the Chief Operating Decision Makers regularly review and manage the business. As a result, effective for the quarter ended September 30, 2019, we present our business segments as follows:

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

•
Legacy, Non-Strategic Portfolio—segment consists of direct investments in operating real estate such as multi-tenant office and multifamily residential assets such as real estate acquired in settlement of loans which we plan to exit. It also includes two portfolios of PE Investments and certain retail and other legacy loans originated prior to the Combination. This segment also includes corporate-level asset management and other fees including expenses related to secured revolving credit facility, related party and general and administrative expenses related to the Legacy, Non-Strategic Portfolio only.
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
Significant Developments - Core Portfolio
During the year ended December 31, 2019 and through February 26, 2020, significant developments affecting our business and results of operations of our Core Portfolio included the following:

•	Generated U.S. GAAP net income of $75.4 million, or $0.57 per share and Core Earnings of $169.0 million, or $1.29 per share;

•
Originated 23 senior mortgage loans with a total commitment of $1.4 billion; originated three mezzanine loans with a total commitment of $98.8 million; and upsized our position in an existing senior mortgage loan by $15.0 million and a mezzanine loan by $87.2 million;

•	Sold an owned hotel asset for a gross sales price of $74 million and a gain on sale of $1.1 million;

•
Executed a securitization transaction through wholly-owned subsidiaries, CLNC 2019-FL1 Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840 million of investment grade notes. The securitization reflects an advance rate of 83.5% at a weighted average cost of funds of LIBOR plus 1.59%, and is collateralized by a pool of 22 senior loans originated by us. In connection with this transaction, we repaid $770 million of debt on the Master Repurchase Facilities;

•	Sold a CMBS B-piece at a premium to March 31, 2019 fair market value, which resulted in approximately $33 million in net proceeds;

•
During the third quarter of 2019, recorded impairments of $23.9 million related to a portfolio of net lease real estate due to a reduction in the estimated holding period and $17.6 million related to our share of an equity participation in a joint venture.

Significant Developments - Legacy, Non-Strategic Portfolio
During the year ended December 31, 2019 and through February 26, 2020, significant developments affecting our business and results of operations of our Legacy, Non-Strategic Portfolio included the following:

•	Generated U.S. GAAP net loss of $(489.9) million, or $(3.82) per share, and Legacy, Non-Strategic Earnings loss of $(217.2) million, or $(1.65) per share;

•	Sold five properties for a gross sales price of $23.0 million and a gain on sale of $8.8 million;

•	Received $139.8 million in cash proceeds in connection with the sales of our PE Investments or 99% of the total to be received;

•	During the nine months ended September 30, 2019:

–	recorded $220.6 million of provision for loan losses on 11 loans to six separate borrowers, the majority of which are collateralized by retail properties;

–	recognized our proportionate share of an impairment loss in various investments held in joint ventures totaling $30.8 million;

–	recorded impairment of our operating real estate due to our plan to exit certain investments, resulting in a reduction in the estimated holding period of certain properties of $258.9 million;

•	Classified various operating real estate properties and one mezzanine loan totaling $189.2 million as held for sale;

•	Subsequent to December 31, 2019, sold one property and one loan for total gross proceeds of $21.5 million. We will recognize a net gain of approximately $1.7 million during the first quarter of 2020.
Colony Capital, Inc. Internalization Discussions with the Company
On November 6, 2019, Colony Capital sent a letter to our independent directors proposing to explore with us the possible internalization of the management of the Company and a transfer of Colony Capital’s credit management business to us. The letter provided that an internalization would be subject to, among other things, the negotiation of terms and definitive documentation and approval of our Board of Directors and the board of directors of Colony Capital (or an authorized committee thereof in each case). In response, the Board of Directors has formed a Special Committee consisting exclusively of independent and disinterested directors to explore this internalization proposal as well as other strategic alternatives.

In connection therewith, and as reflected by Schedule 13D filed by Colony Capital with the U.S. Securities and Exchange Commission on February 27, 2020, Colony Capital plans to take any and all actions as may be necessary or appropriate for Colony Capital to enter into an agreement with us and/or one or more third parties with respect to a disposition of Colony Capital’s management agreement with us, subject to our consent, whether in the form of an internalization of our management (including, but not limited to, the possible internalization set forth in the November 6, 2019 letter), a sale of Colony Capital’s management agreement with us, or any other transaction the effect of which is to dispose of Colony Capital’s management agreement with us. The scope of any such transaction is focused on Colony Capital’s management agreement with us, and not Colony Capital’s private credit investment management platform or associated private credit assets.

The Special Committee is committed to taking all appropriate steps to maximize value for the Company and its shareholders, and has been actively engaged in a robust process to explore a range of value-enhancing opportunities, including, but not limited to, the potential transactions proposed by Colony Capital. The Special Committee has engaged both an independent financial advisor and legal advisor. We can give no assurance as to whether we and Colony Capital will enter into an agreement to internalize the management of the Company, the terms or scope of such agreement and the timing of closing, or whether we may pursue other strategic alternatives.
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
Market conditions
We believe that market conditions impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change. In addition, changes in government programs could impact our ability to acquire our target assets. Except as set forth above, we are not aware of any material trends or uncertainties, other than national economic conditions affecting mortgage loans, MBSs and real estate, generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition of real estate-related assets, other than those referred to in this Annual Report on Form 10-K.

Results of Operations Summary
The following tables present our results of operations for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2019			2018			2017
	Core Portfolio	Legacy, Non-Strategic Portfolio	Total	Core Portfolio	Legacy, Non-Strategic Portfolio	Total	Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Net interest income	$87,347	$10,331	$97,678	$77,358	$38,181	$115,539	$71,172	$48,023	$119,195
Property and other income	117,304	138,984	256,288	90,221	91,769	181,990	8,024	16,517	24,541
Management fee expense	(33,912)	(8,478)	(42,390)	(34,551)	(8,639)	(43,190)	—	—	—
Property operating expense	(31,733)	(81,068)	(112,801)	(26,673)	(46,943)	(73,616)	(1,236)	(6,742)	(7,978)
Transaction, investment and servicing expense	(3,214)	(3,977)	(7,191)	(35,895)	(905)	(36,800)	(2,509)	(61)	(2,570)
Interest expense on real estate	(34,430)	(20,985)	(55,415)	(25,372)	(18,065)	(43,437)	(2,968)	(2,127)	(5,095)
Depreciation and amortization	(49,003)	(54,217)	(103,220)	(45,735)	(45,251)	(90,986)	(3,084)	(6,053)	(9,137)
Provision for loan losses	—	(220,572)	(220,572)	517	(114,428)	(113,911)	(518)	—	(518)
Impairment of operating real estate	(23,911)	(258,838)	(282,749)	(2,435)	(29,378)	(31,813)	—	—	—
Administrative expense	(16,891)	(15,045)	(31,936)	(14,382)	(12,252)	(26,634)	(6,861)	(5,808)	(12,669)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	4,090	—	4,090	5,003	—	5,003	—	—	—
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	2,772	—	2,772	(3,447)	—	(3,447)	—	—	—
Other gain (loss) on investments, net	(8,470)	7,498	(972)	(3,410)	644	(2,766)	(400)	10	(390)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	9,949	(506,367)	(496,418)	(18,801)	(145,267)	(164,068)	61,620	43,759	105,379
Equity in earnings (loss) of unconsolidated ventures	56,241	(19,299)	36,942	42,484	(18,710)	23,774	3,000	21,709	24,709
Income tax benefit (expense)	(739)	(2,433)	(3,172)	(1,125)	(35,934)	(37,059)	—	(2,208)	(2,208)
Net income (loss)	$65,451	$(528,099)	$(462,648)	$22,558	$(199,911)	$(177,353)	$64,620	$63,260	$127,880
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
The following table summarizes our Core Portfolio results of operations for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,			Change
	2019	2018	2017	2019 compared to 2018	2018 compared to 2017
Net interest income
Interest income	$158,019	$108,928	$90,840	$49,091	$18,088
Interest expense	(80,911)	(42,530)	(19,668)	(38,381)	(22,862)
Interest income on mortgage loans held in securitization trusts	120,203	143,371	—	(23,168)	143,371
Interest expense on mortgage obligations issued by securitization trusts	(109,964)	(132,411)	—	(22,447)	(132,411)
Net interest income	87,347	77,358	71,172	9,989	6,186

Property and other income
Property operating income	115,127	88,414	7,554	26,713	80,860
Other income	2,177	1,807	470	370	1,337
Total property and other income	117,304	90,221	8,024	27,083	82,197

Expenses
Management fee expense	33,912	34,551	—	(639)	34,551
Property operating expense	31,733	26,673	1,236	5,060	25,437
Transaction, investment and servicing expense	3,214	35,895	2,509	(32,681)	33,386
Interest expense on real estate	34,430	25,372	2,968	9,058	22,404
Depreciation and amortization	49,003	45,735	3,084	3,268	42,651
Provision for loan losses	—	(517)	518	517	(1,035)
Impairment of operating real estate	23,911	2,435	—	21,476	2,435
Administrative expense	16,891	14,382	6,861	2,509	7,521
Total expenses	193,094	184,526	17,176	8,568	167,350

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	4,090	5,003	—	(913)	5,003
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	2,772	(3,447)	—	6,219	(3,447)
Other loss, net	(8,470)	(3,410)	(400)	(5,060)	(3,010)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	9,949	(18,801)	61,620	28,750	(80,421)
Equity in earnings of unconsolidated ventures	56,241	42,484	3,000	13,757	39,484
Income tax expense	(739)	(1,125)	—	386	(1,125)
Net income	$65,451	$22,558	$64,620	$42,893	$(42,062)

Comparison of Core Portfolio for Years Ended December 31, 2019 and 2018
Net Interest Income
Interest income
Interest income increased by $49.1 million to $158.0 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was primarily due to a $48.6 million increase from originations, acquisitions and refinancings of loans and CMBS in 2018 and 2019 and a $41.4 million increase from recognizing a full year of interest income in 2019 on loans, preferred equity and CMBS originated or acquired in 2018 or acquired as part of the Combination in February 1, 2018. This was partially offset by a decrease of $30.3 million related to the repayment of loan investments, a decrease of $3.9 million related to the deconsolidation of certain investments entities as a result of the Combination and a decrease of $2.7 million related to the foreclosure of one loan investment.
Interest expense
Interest expense increased by $38.4 million to $80.9 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was primarily due to a $25.1 million increase related to borrowings on our master repurchase and CMBS credit facilities, as well as securitization bonds, primarily associated with the originations and acquisitions of loans and CMBS in 2018 and 2019, and a $13.5 million increase from recognizing a full year of interest expense in 2019 on loans, preferred equity and CMBS originated or acquired in 2018 or acquired as part of the Combination in February 1, 2018.
Interest income on mortgage loans and obligations held in securitization trusts, net
Interest income on mortgage loans and obligations held in securitization trusts, net decreased by $0.7 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to the sale and deconsolidation of a retained investment in the subordinate tranches of one securitization trust in the third quarter of 2019.
Property and other income
Property operating income
Property operating income increased by $26.7 million to $115.1 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was primarily due to a $21.3 million increase related to two net lease portfolios acquired in the third quarter of 2018, a $15.5 million increase related to a hotel acquired through legal foreclosure process in the third quarter of 2018 and a $3.8 million increase from recognizing a full year of property operating income on two industrial portfolios acquired as part of the Combination in February 1, 2018. This was partially offset by a $12.7 million decrease related to the October 2018 sale of a multi-tenant office portfolio.
Expenses
Management fee expense
Management fee expense decreased by $0.6 million to $33.9 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of December 31, 2019 compared to December 31, 2018. The reduction in stockholders’ equity is primarily due to a fourth quarter 2019 amendment to our definition of core earnings in the Management Agreement, as well as distributions declared and paid.
Property operating expense
Property operating expense increased by $5.1 million to $31.7 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was primarily due to a $10.4 million increase related to a hotel acquired through legal foreclosure process in the third quarter of 2018. This was offset by a $4.3 million decrease related to the October 2018 sale of a multi-tenant office portfolio.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $32.7 million to $3.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily as a result of lower transaction costs incurred associated with the Combination of $31.5 million.

Interest expense on real estate
Interest expense on real estate increased by $9.1 million to $34.4 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was primarily due to $9.4 million increase resulting from the acquisition of two net lease portfolios acquired in 2018.
Depreciation and amortization
Depreciation and amortization expense increased by $3.3 million to $49.0 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This was primarily due to a $10.5 million increase resulting from the acquisition of two net lease portfolios acquired in 2018, partially offset by a $7.8 million decrease related to the October 2018 sale of a multi-tenant office portfolio.
Impairment of operating real estate
Impairment of operating real estate of $23.9 million for the year ended December 31, 2019 is attributable to the reduction in the estimated holding period of an industrial real estate portfolio of properties. Impairment of operating real estate of $2.4 million for the year ended December 31, 2018 is related to the multi-tenant office portfolio sold in October 2018.
Administrative expense
Administrative expense increased by $2.5 million to $16.9 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This was primarily due to an increase in equity-based compensation expense due to awards granted in March 2019 under the 2018 Equity Incentive Plan (the “2018 Plan”), partially offset by lower professional fees.
Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net
During the year ended December 31, 2019 and 2018, we recorded an unrealized gain of $4.1 million and $5.0 million, respectively, on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts acquired in the Combination.
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the year ended December 31, 2019 and 2018, we recorded a realized gain of $2.8 million and realized loss of $3.4 million, respectively, on mortgage loans and obligations held in securitization trusts, net. The increase was primarily due to the realized gain upon sale of the retained interest of a securitization trust in the third quarter of 2019.
Other loss, net
Other loss, net decreased by $5.1 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease was primarily due to a $4.9 million unrealized loss on non-designated interest rate swap contracts entered into in 2018 and a $1.5 million unrealized loss on non-designated foreign exchange contracts entered into during 2018, partially offset by a $1.1 million gain on the sale of the hotel in December 2019 previously acquired through legal foreclosure process in the third quarter of 2018.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures increased by $13.8 million to $56.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This was primarily due to an increase of $21.9 million related to the full year impact of investments in unconsolidated joint ventures entered into in 2018, an increase of $9.5 million related to our increased commitment in June 2018 and July 2019 to one of our joint ventures which holds a mezzanine loan and a preferred equity investment and an increase of $5.2 million on one of our equity method investments in which the underlying investment was not operational until March 2018. This was partially offset by an impairment of $17.6 million on an equity participation interest in a joint venture and a $7.1 million decrease related to repayments of investments held in joint ventures.
Income tax expense
Income tax expense decreased by $0.4 million to $0.7 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to a deferred income tax benefit of $3.0 million on one of our net lease portfolios acquired in 2018, partially offset by a $2.2 million income tax provision on the hotel acquired through the legal foreclosure process in the third quarter of 2018, and subsequently sold in December 2019.

Comparison of Core Portfolio for Years Ended December 31, 2018 and 2017
Net Interest Income
Interest income
Interest income increased by $18.1 million to $108.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of an increase of $68.3 million related to the acquisition of NorthStar I and NorthStar II loans, preferred equity, and CMBS and an increase of $25.5 million related to originations and acquisitions in 2018. This is partially offset by a decrease of $76.3 million in the CLNY Investment Entities as a result of the deconsolidation of certain investment entities as a result of the Combination and the repayment of loan investments.
Interest expense
Interest expense increased by $22.9 million to $42.5 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to a $20.2 million increase as a result of the acquisition of NorthStar I and NorthStar II, a $14.7 million increase related to borrowings on our master repurchase and CMBS credit facilities in 2018, and a $3.4 million increase related to the revolving credit facility entered into on February 1, 2018, partially offset by a decrease of $16.8 million in the CLNY Investment Entities as a result of the deconsolidation of certain investment entities and paydowns of securitization bonds payable.
Interest income on mortgage loans and obligations held in securitization trusts, net
Interest income on mortgage loans and obligations held in securitization trusts, net of $11.0 million during the year ended December 31, 2018 is attributable to our investment in the subordinate tranches of the consolidated securitization trusts acquired as a result of the Combination.
Property and other income
Property operating income
Property operating income increased by $80.9 million to $88.4 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to a $52.8 million increased as a result of operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II, $18.0 million increase due to two net lease portfolios acquired during the third quarter of 2018 and $9.9 million due to a hotel acquired through the legal foreclosure process.
Other income
Other income increased by $1.3 million to $1.8 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase was primarily due to higher interest income earned on our bank accounts as a result of higher weighted average cash balance in 2018.
Expenses
Management fee expense
Management fee expense represents fees paid to our Manager in accordance with the Management Agreement. During the year ended December 31, 2018, management fee expense was $34.6 million. We entered into the Management Agreement on January 31, 2018 and therefore did not incur any management fee expenses prior to this date.
Property operating expense
Property operating expense increased by $25.4 million to $26.7 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of a $15.9 million increase related to operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II, $8.0 million related to a hotel acquired through the legal foreclosure process in the third quarter of 2018 and $1.6 million due to two net lease portfolios acquired during the third quarter of 2018.
Transaction, investment and servicing expense
Transaction, investment and servicing expense represents costs such as professional fees associated with new investments and transactions. Transaction, investment and servicing expense increased by $33.4 million to $35.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of $31.9 million of transaction costs associated with the Combination.

Interest expense on real estate
Interest expense on real estate increased by $22.4 million to $25.4 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II of $15.4 million and the two net lease portfolios acquired during the third quarter of 2018 of $7.1 million.
Depreciation and amortization
Depreciation and amortization expense increased by $42.7 million to $45.7 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II of $32.9 million, the two net lease portfolios acquired during the third quarter of 2018 of $8.2 million and a hotel acquired through the legal foreclosure process of $1.4 million.
Provision for loan losses
Provision for loan losses decreased by $1.0 million to $0.5 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Provision for loan loss in 2017 was attributed to a mortgage loan that went into maturity default in November 2017, and was subsequently recovered upon repayment in 2018.
Impairment of operating real estate
Impairment of operating real estate of $2.4 million for the year ended December 31, 2018 is related to the multi-tenant office portfolio sold in October 2018.
Administrative expense
Administrative expense increased by $7.5 million to $14.4 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to additional reimbursable expenses allocated to us by our Manager as a result of the acquisition of NorthStar I and NorthStar II in the Combination and equity-based compensation expense due to awards granted in March 2018 under the 2018 Plan.
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
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the year ended December 31, 2018, we recorded a realized loss on mortgage loans and obligations held in securitization trusts, net of $3.4 million which represents a loss incurred from lower than expected future cash flows on a subordinate tranche of a securitization trust acquired in the Combination.
Other loss, net
Other loss, net increased by $3.0 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of an unrealized loss on non-designated interest rate contracts of $6.0 million, partially offset by an unrealized gain on non-designated foreign exchange contracts of $2.8 million.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures increased by $39.5 million to $42.5 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to an increase of $20.3 million related to equity method investments acquired as a result of the acquisition of NorthStar I and NorthStar II, an increase of $11.5 million in the CLNY Investment Entities as a result of the deconsolidation of certain investment entities due to the Combination and an increase of $8.1 million related to investments in unconsolidated joint ventures entered into during 2018.
Income tax expense
Income tax expense of $1.1 million for the year ended December 31, 2018 is related to the Norway office net lease property acquired in the third quarter of 2018.

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
The following table summarizes our Legacy, Non-Strategic Portfolio results of operations for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,			Change
	2019	2018	2017	2019 compared to 2018	2018 compared to 2017
Net interest income
Interest income	$17,150	$42,725	$49,374	$(25,575)	$(6,649)
Interest expense	(6,819)	(4,544)	(1,351)	(2,275)	(3,193)
Net interest income	10,331	38,181	48,023	(27,850)	(9,842)

Property and other income
Property operating income	138,828	89,925	16,196	48,903	73,729
Other income	156	1,844	321	(1,688)	1,523
Total property and other income	138,984	91,769	16,517	47,215	75,252

Expenses
Management fee expense	8,478	8,639	—	(161)	8,639
Property operating expense	81,068	46,943	6,742	34,125	40,201
Transaction, investment and servicing expense	3,977	905	61	3,072	844
Interest expense on real estate	20,985	18,065	2,127	2,920	15,938
Depreciation and amortization	54,217	45,251	6,053	8,966	39,198
Provision for loan losses	220,572	114,428	—	106,144	114,428
Impairment of operating real estate	258,838	29,378	—	229,460	29,378
Administrative expense	15,045	12,252	5,808	2,793	6,444
Total expenses	663,180	275,861	20,791	387,319	255,070

Other income
Other gain, net	7,498	644	10	6,854	634
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(506,367)	(145,267)	43,759	(361,100)	(189,026)
Equity in earnings (loss) of unconsolidated ventures	(19,299)	(18,710)	21,709	(589)	(40,419)
Income tax expense	(2,433)	(35,934)	(2,208)	33,501	(33,726)
Net income (loss)	$(528,099)	$(199,911)	$63,260	$(328,188)	$(263,171)
Comparison of Legacy, Non-Strategic Portfolio for Years Ended December 31, 2019 and 2018
Net Interest Income
Interest income
Interest income decreased by $25.6 million to $17.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This decrease was primarily due to $15.4 million related to the foreclosure of seven loan investments, $5.1 million related to the repayment of loan investments, $3.8 million due to placing the four NY hospitality loans on nonaccrual status and $0.9 million related to the deconsolidation of certain investments entities.

Interest expense
Interest expense increased by $2.3 million to $6.8 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was primarily due to a $2.8 million increase related to borrowings on the revolving credit facility and a $1.6 million increase related to financing obtained from our master repurchase facilities on two loan investments, partially offset by a decrease of $2.1 million related to paydowns on our master repurchase facilities following the repayment of loan investments.
Property and other income
Property operating income
Property operating income increased by $48.9 million to $138.8 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was primarily due to a $42.7 million increase related to the 30 real estate properties acquired through foreclosure in 2018 and 2019.
Expenses
Management fee expense
Management fee expense decreased by $0.2 million to $8.5 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of December 31, 2019 compared to December 31, 2018. The reduction in stockholders’ equity is primarily due to a fourth quarter 2019 amendment to our definition of core earnings in the Management Agreement, as well as distributions declared and paid.
Property operating expense
Property operating expense increased by $34.1 million to $81.1 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was primarily due to a $32.0 million increase related to the 30 real estate properties acquired through foreclosure in 2018 and 2019.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $3.1 million to $4.0 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily as a result of $2.1 million of legal costs associated with the foreclosure of 29 properties throughout 2019.
Interest expense on real estate
Interest expense on real estate increased by $2.9 million to $21.0 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was primarily due to a $1.9 million increase due to recognizing a full year of interest expense on real estate in 2019 on operating real estate properties acquired in the Combination and a $1.1 million increase related to the financing obtained in March 2019 for a hotel foreclosed on in 2018.
Depreciation and amortization
Depreciation and amortization expense increased by $9.0 million to $54.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This was primarily due to a $18.2 million increase related to 30 real estate properties acquired through foreclosure in the third quarter of 2018 and during 2019. The increase was partially offset by a $8.2 million decrease in amortization expense primarily as a result of short-term in-place lease value intangible assets on our multifamily properties that were fully amortized in 2018.
Provision for loan losses
Provision for loan losses of $220.6 million was recorded for the year ended December 31, 2019, which is attributable to our four NY hospitality loans of $154.3 million and seven loans collateralized by retail properties of $66.3 million. Provision for loan losses of $114.4 million was recorded for the year ended December 31, 2018, which is attributable to our four NY hospitality loans of $53.8 million, four loans collateralized with 28 office, retail, multifamily and industrial properties of $36.8 million and three loans collateralized by retail properties of $23.8 million.

Impairment of operating real estate
Impairment of operating real estate of $258.8 million for the year ended December 31, 2019 is resulting from a reduction in the estimated holding period of certain properties. Impairment of operating real estate of $29.4 million for the year ended December 31, 2018 is attributable to certain retail and student housing properties.
Administrative expense
Administrative expense increased by $2.8 million to $15.0 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This was primarily due to higher expenses related to equity-based compensation due to awards granted in March 2019 under the 2018 Plan, reimbursable expenses allocated to us by our Manager.
Other income
Other gain, net
Other gain, net increased by $6.9 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was primarily due to $8.8 million related to the gain on sale of three real estate properties, offset by a decrease of $1.3 million related to professional fees associated with the sale of our PE Investments.
Equity in earnings of unconsolidated ventures
Equity in losses of unconsolidated ventures increased by $0.6 million to $19.3 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This was primarily due to an impairment of $30.8 million on five senior and mezzanine loans held in joint ventures and $3.8 million related to placing two mezzanine loans and one preferred equity investment on non-accrual status. This was offset by an increase of $33.2 million related to our PE Investments in which we recorded no equity in earnings for the year ended December 31, 2019.
Income tax expense
Income tax expense decreased by $33.5 million to $2.4 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to a $34.9 million tax valuation adjustment recorded in 2018 following an analysis that determined it is more likely than not that some portion of the deferred tax asset related to its PE Investments will not be realized.
Comparison of Legacy, Non-Strategic Portfolio for Years Ended December 31, 2018 and 2017
Net Interest Income
Interest income
Interest income decreased by $6.6 million to $42.7 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of a decrease of $13.6 million due to placing the four NY hospitality loans on non-accrual status and a decrease of $9.4 million in the CLNY Investment Entities as a result of the deconsolidation of certain investment entities as a result of the Combination, partially offset by an increase of $14.6 million related to the acquisition of NorthStar I and NorthStar II loans.
Interest expense
Interest expense increased by $3.2 million to $4.5 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to a $2.3 million increase related to the revolving credit facility entered into on February 1, 2018 and a $2.2 million increase as a result of the acquisition of NorthStar I and NorthStar II, partially offset by a decrease of $1.2 million related to the financing paydowns.
Property and other income
Property operating income
Property operating income increased by $73.7 million to $89.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to an increase of $67.8 million related to operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II.

Expenses
Management fee expense
Management fee expense represents fees paid to our Manager in accordance with the Management Agreement. During the year ended December 31, 2018, management fee expense was $8.6 million. We entered into the Management Agreement on January 31, 2018 and therefore did not incur any management fee expenses prior to this date.
Property operating expense
Property operating expense increased by $40.2 million to $46.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II of $33.5 million and real estate properties acquired through the legal foreclosure process of $4.3 million.
Transaction, investment and servicing expense
Transaction, investment and servicing expense represents costs such as professional fees associated with new investments and transactions. Transaction, investment and servicing expense increased by $0.8 million to $0.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of higher professional fees associated with the properties acquired from NorthStar I and NorthStar II.
Interest expense on real estate
Interest expense on real estate increased by $15.9 million to $18.1 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II of $16.2 million.
Depreciation and amortization
Depreciation and amortization expense increased by $39.2 million to $45.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of the operating real estate properties acquired in connection with the acquisition of NorthStar I and NorthStar II of $39.6 million.
Provision for loan losses
Provision for loan losses was $114.4 million for the year ended December 31, 2018 due to provisions for loan losses recorded on our four NY hospitality loans of $53.8 million, four loans collateralized with 28 office, retail, multifamily and industrial properties of $36.8 million and three loans collateralized by two retail properties of $23.8 million.
Impairment of operating real estate
Impairment of operating real estate of $29.4 million for the year ended December 31, 2018 is attributable to certain retail and student housing properties.
Administrative expense
Administrative expense increased by $6.4 million to $12.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to additional reimbursable expenses allocated to us by our Manager as a result of the acquisition of NorthStar I and NorthStar II in the Combination and equity-based compensation expense due to awards granted in March 2018 under the 2018 Plan.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures decreased by $40.4 million to $18.7 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to a net loss of $33.5 million related to our PE Investments and a decrease of $6.1 million in the CLNY Investment Entities as a result of the deconsolidation of certain investment entities.
Income tax expense
Income tax expense increased by $33.7 million to $35.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to a tax valuation adjustment recorded in 2018 following an analysis that determined it is more likely than not that some portion of the deferred tax asset related to its PE Investments will not be realized.

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
We define Core Earnings/Legacy, Non-Strategic Earnings as U.S. GAAP net income (loss) attributable to our common stockholders (or, without duplication, the owners of the common equity of our direct subsidiaries, such as our OP) and excluding (i) non-cash equity compensation expense, (ii) the expenses incurred in connection with our formation or other strategic transactions, (iii) the incentive fee, (iv) acquisition costs from successful acquisitions, (v) gains or losses from sales of real estate property and impairment write-downs of depreciable real estate, including unconsolidated joint ventures and preferred equity investments, (vi) depreciation and amortization, (vii) any unrealized gains or losses or other similar non-cash items that are included in net income for the current quarter, regardless of whether such items are included in other comprehensive income or loss, or in net income, (viii) one-time events pursuant to changes in U.S. GAAP and (ix) certain material non-cash income or expense items that in the judgment of management should not be included in Core Earnings/Legacy, Non-Strategic Earnings. For clauses (viii) and (ix), such exclusions shall only be applied after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. U.S. GAAP net income (loss) attributable to our common stockholders and Core Earnings/Legacy, Non-Strategic Earnings include provision for loan losses.
Prior to the third quarter of 2019, Core Earnings reflected adjustments to U.S. GAAP net income to exclude impairment of real estate and provision for loan losses. During the third quarter of 2019, we revised our definition of Core Earnings to include the provision for loan losses while excluding realized losses of sales of real estate property and impairment write-downs of preferred equity investments. This was approved by a majority of our independent directors. Core Earnings/Legacy, Non-Strategic Earnings for the year ended December 31, 2019 include revisions to the Core Earnings previously disclosed by us in prior periods.
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

The following table presents a reconciliation of net income (loss) attributable to our common stockholders to Core Earnings/Legacy, Non-Strategic Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Total	Legacy, Non-Strategic Portfolio	Core Portfolio
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(414,512)	$(489,906)	$75,394
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	(9,928)	(11,715)	1,787
Non-cash equity compensation expense	10,808	5,404	5,404
Transaction costs	1,651	751	900
Depreciation and amortization	104,020	51,963	52,057
Net unrealized loss:
Impairment of operating real estate and preferred equity(1)	304,704	263,193	41,511
Other unrealized loss	4,554	48	4,506
Gains on sales of real estate	(8,598)	(8,487)	(111)
Adjustments related to noncontrolling interests	(40,858)	(28,428)	(12,430)
Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) attributable to Colony Credit Real Estate, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$(48,159)	$(217,177)	$169,018
Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) per share(2)	$(0.36)	$(1.65)	$1.29
Weighted average number of common shares and OP units(2)	131,467	131,467	131,467
_________________________________________

(1)
Includes our $30.8 million proportionate share of impairment losses recorded on equity participations held in joint ventures. This is recorded in equity in earnings of unconsolidated ventures on our consolidated statements of operations.

(2)
We calculate Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the year ended December 31, 2019, weighted average number of common shares includes 3.1 million OP units.

NOI and EBITDA
We believe NOI and EBITDA are useful measures of operating performance of our net leased and other real estate portfolios as they are more closely linked to the direct results of operations at the property level. NOI and EBITDA excludes historical cost depreciation and amortization, which are based on different useful life estimates depending on the age of the properties, as well as adjusts for the effects of real estate impairment and gains or losses on sales of depreciated properties, which eliminate differences arising from investment and disposition decisions. Additionally, by excluding corporate level expenses or benefits such as interest expense, any gain or loss on early extinguishment of debt and income taxes, which are incurred by the parent entity and are not directly linked to the operating performance of the Company’s properties, NOI and EBITDA provide a measure of operating performance independent of the Company’s capital structure and indebtedness. However, the exclusion of these items as well as others, such as capital expenditures and leasing costs, which are necessary to maintain the operating performance of the Company’s properties, and transaction costs and administrative costs, may limit the usefulness of NOI and EBITDA. NOI and EBITDA may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.
NOI and EBITDA should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating NOI involves subjective judgment and discretion and may differ from the methodologies used by other companies, when calculating the same or similar supplemental financial measures and may not be comparable with other companies.

The following table presents a reconciliation of net income (loss) attributable to our common stockholders to NOI/EBITDA attributable to our common stockholders (dollars in thousands) for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Total	Legacy, Non-Strategic Portfolio	Core Portfolio
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(254,899)	$(245,465)	$(9,434)
Adjustments:
Net income (loss) attributable to noncontrolling interest in investment entities	(35,797)	(24,167)	(11,630)
Amortization of above- and below-market lease intangibles	(2,868)	(2,542)	(326)
Interest income	(18)	(8)	(10)
Interest expense on real estate	55,415	20,986	34,429
Other income	(655)	(140)	(515)
Transaction, investment and servicing expense	2,096	1,881	215
Depreciation and amortization	103,220	54,217	49,003
Impairment of operating real estate	282,749	258,838	23,911
Administrative expense	475	95	380
Other (gain) loss on investments, net	(11,192)	(8,762)	(2,430)
Income tax (benefit) expense	(239)	285	(524)
NOI/EBITDA attributable to noncontrolling interest in investment entities	(4,922)	(3,736)	(1,186)
Total NOI/EBITDA attributable to Colony Credit Real Estate, Inc. common stockholders	$133,365	$51,482	$81,883

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

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	December 31, 2019	December 31, 2018
Debt-to-equity ratio(1)	1.4x	0.9x
_________________________________________

(1)	Represents (i) total outstanding secured debt less cash to (ii) total equity, in each case, at period end.
The following table presents our total sources of liquidity as of December 31, 2019 (dollars in thousands):

Total Sources of Corporate Liquidity
Cash and cash equivalents	$69,619
Bank credit facility availability	296,995
Total sources of corporate liquidity	$366,614
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
Master Repurchase Facilities and CMBS Credit Facilities
Currently, our primary source of financing are our master repurchase facilities, which we use to finance the origination of senior loans, and CMBS credit facilities, which we use to finance the purchase of securities. Repurchase agreements effectively allow us to borrow against loans, participations and securities that we own in an amount generally equal to (i) the market value of such loans, participations and/or securities multiplied by (ii) the applicable advance rate. Under these agreements, we sell our loans, participations and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. During the term of a repurchase agreement, we receive the principal and interest on the related loans, participations and securities and pay interest to the lender under the master repurchase agreement. We intend to maintain formal relationships with multiple counterparties to obtain master repurchase financing on favorable terms.
The following table presents a summary of our master repurchase, CMBS and bank credit facilities as of December 31, 2019 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$400,000	$106,309	3.3	LIBOR + 1.94%
Bank 2	200,000	22,750	2.8	LIBOR + 2.50%
Bank 3	600,000	265,633	2.3	LIBOR + 2.22%
Bank 7	500,000	221,421	2.3	LIBOR + 1.91%
Bank 8	250,000	164,098	1.5	LIBOR + 2.00%
Bank 9	300,000	—	3.8	—
Total Master Repurchase Facilities	2,250,000	780,211

CMBS Credit Facilities
Bank 1	39,209	39,209	(1)	LIBOR + 1.21%
Bank 6	166,313	166,313	(1)	LIBOR + 1.19%
Bank 3(2)	—	—	—	—
Bank 4(2)	—	—	—	—
Bank 5(2)	—	—	—	—
Total CMBS Credit Facilities	205,522	205,522

Bank Credit Facility	560,000	113,500	3.1	LIBOR + 2.25%

Total Facilities	$3,015,522	$1,099,233
_________________________________________

(1)	The maturity dates on CMBS Credit Facilities are dependent upon asset type and will typically range from one to two months.

(2)	Amounts can be drawn under the Bank 3, Bank 4, and Bank 5 CMBS Credit Facilities, but we have not yet utilized them.
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
In October 2019, we executed a securitization transaction through our subsidiaries, CLNC 2019-FL1, which resulted in the sale of $840 million of investment grade notes. The securitization reflects an advance rate of 83.5% at a weighted average cost of funds of LIBOR plus 1.59%, and is collateralized by a pool of 22 senior loans, which we originated.

Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
Cash flow provided by (used in):	2019	2018	2017
Operating activities	$137,176	$100,722	$106,982
Investing activities	(416,025)	(467,705)	439,269
Financing activities	286,783	487,517	(551,658)
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
Our operating activities generated net cash inflows of $137.2 million, $100.7 million and $107.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Net cash provided by operating activities increased $36.5 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to higher transaction fees paid associated with the Combination during the year ended December 31, 2018. Net cash provided by operating activities decreased $6.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily as a result of transaction costs paid in connection with the Combination offset by additional cash inflows related to the acquisition of NorthStar I and NorthStar II.
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
Investing activities in 2019 used net cash outflows of $416.0 million, resulting from acquisition, origination and funding of loans and preferred equity held for investment, net of $1.4 billion, partially offset by repayment on loan and preferred equity held for investment of $465.6 million, distributions in excess of cumulative earnings from unconsolidated ventures of $212.6 million, proceeds from sale of investments in unconsolidated ventures of $115.3 million, proceeds from sale of real estate of $85.4 million, repayment of principal in mortgage loans held in securitization trusts of $47.5 million, proceeds from sale of mortgage loans held in securitization trusts of $39.8 million and net receipts on settlement of derivative instruments of $28.9 million.
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
Financing activities in 2019 generated net cash inflow of $286.8 million, resulting from borrowings from credit facilities in the amount of $1.4 billion, borrowings from securitization bonds in the amount of $840.4 million and borrowings from mortgage notes in the amount of $93.6 million, partially offset by repayment of credit facilities in the amount of $1.7 billion, distributions paid on common stock and noncontrolling interests of $222.8 million, repayment of securitization bonds of $81.4 million, and repayment of mortgage obligations issued by securitization trusts in the amount of $47.5 million.
Financing activities in 2018 generated net cash inflow of $487.5 million, resulting from borrowings from credit facilities in the amount of $1.7 billion and borrowings from mortgage notes in the amount of $246.4 million, partially offset by repayment of credit facilities in the amount of $999.3 million, distributions paid on common stock and noncontrolling interests in the amount of $189.8 million, repayment of securitization bonds in the amount of $108.2 million, and repayment of mortgage notes in the amount of $141.8 million.
Financing activities in 2017 used net cash outflow of $551.7 million, resulting from repayment of mortgage notes in the amount of $342.9 million, distributions paid to CLNY owners in the amount of $299.3 million and distributions paid to noncontrolling interests in the amount of $113.0 million, partially offset by contributions from CLNY owners in the amount of $81.5 million, borrowings from mortgage notes in the amount of $72.2 million and contributions from noncontrolling interests in the amount of $50.5 million.
Contractual Obligations, Commitments and Contingencies of the Company
The following table sets forth the known contractual obligations of the Company on an undiscounted basis. This table excludes obligations of the Company that are not fixed and determinable, including the Management Agreement (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$126,357	$6,114	$120,243	$—	$—
Secured debt(2)	2,639,203	826,388	542,910	348,950	920,955
Securitization bonds payable(3)	951,153	30,926	237,426	682,801	—
Ground lease obligations(4)	38,428	3,232	6,460	5,657	23,079
	3,755,141	$866,660	$907,039	$1,037,408	$944,034
Lending commitments(5)	327,491
Total	$4,082,632
_________________________________________

(1)
Future interest payments were estimated based on the applicable index at December 31, 2019 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the current maturity date of February 2022.

(2)
Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at December 31, 2019.

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

Guarantees and Off-Balance Sheet Arrangements
As of December 31, 2019, we were not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 5, “Investments in Unconsolidated Ventures” in Part IV, Item 15. “Exhibits and Financial Statement Schedules” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Principles of Consolidation
We consolidate entities in which we have a controlling financial interest by first considering if an entity meets the definition of a variable interest entity (“VIE”) for which we are deemed to be the primary beneficiary, or if we have the power to control an entity through a majority of voting interest or through other arrangements.

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
Fair Value Measurement
Fair value is based on an exit price, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Where appropriate, we make adjustments to estimated fair values to appropriately reflect counterparty credit risk as well as our own credit-worthiness.
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
For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to us as the acquirer, and no gain or loss is recognized. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired.
The acquisitions of NorthStar I and NorthStar II were each accounted for under the acquisition method for a business combination. See Note 3, “Business Combinations,” to Part IV, Item 15, “Exhibits and Financial Statement Schedules” for further detail.
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
Interest Income-Interest income is recognized based upon contractual interest rate and unpaid principal balance of the loans and preferred equity investments. Net deferred loan fees on originated loans and preferred equity investments are deferred and amortized as adjustments to interest income over the expected life of the loans and preferred equity investments using the effective yield method. Premium or discount on purchased loans are amortized as adjustments to interest income over the expected life of the loans and preferred equity investments using the effective yield method. When a loan or preferred equity investment is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan or preferred equity investment are recognized as additional interest income.
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
Impairment and Allowance for Loan Losses-On a periodic basis, we analyze the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and preferred equity investment and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan, where applicable. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan or preferred equity investment, liquidation value of collateral properties, and financial wherewithal of any loan guarantors, as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present. During the year ended December 31, 2019, we recorded $220.6 million of provision for loan loss. See Note 4, “Loans and Preferred Equity Held for Investment, net and Loans Held for Sale” to Part IV, Item 15, “Exhibits and Financial Statement Schedules” for further detail.
Loans and preferred equity investments are considered to be impaired when it is probable that we will not be able to collect all amounts due in accordance with contractual terms of the loans and preferred equity investments, including consideration of underlying collateral value. Allowance for loan losses represents the estimated probable credit losses inherent in loans and preferred equity held for investment at balance sheet date. Changes in allowance for loan and preferred equity losses are recorded in the provision for loan losses on the statement of operations. Allowance for loan losses generally exclude interest receivable as accrued interest receivable is reversed when a loan or preferred equity investment is placed on nonaccrual status. Allowance for loan losses is generally measured as the difference between the carrying value of the loan or preferred equity investment and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan or preferred equity investment or an observable market price for the loan or preferred equity investment. Subsequent changes in impairment are recorded as adjustments to the provision for loan losses. Loans and preferred equity investments are charged off against allowance for loan losses when all or a portion of the principal amount is determined to be uncollectible. A loan or preferred equity investment is considered to be collateral-dependent when repayment of the loan or preferred equity investment is expected to be provided solely by the underlying collateral. Impaired collateral-dependent loans and preferred equity investments are written down to the fair value of the collateral less disposal cost, through a provision and charge-off against allowance for loan losses.
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
Operating real estate
Real estate acquisitions-Real estate acquired in acquisitions that are deemed to be business combinations is recorded at the fair values of the acquired components at the time of acquisition, allocated among land, buildings, improvements, equipment and lease-related tangible and identifiable intangible assets and liabilities, including forgone leasing costs, in-place lease values and above-or below-market lease values. Real estate acquired in acquisitions that are deemed to be asset acquisitions is recorded at the total value of consideration transferred, including transaction costs, and allocated to the acquired components based upon relative fair value. The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information
Real Estate Held for Investment
Real estate held for investment is carried at cost less accumulated depreciation.
Costs Capitalized or Expensed-Expenditures for ordinary repairs and maintenance are expensed as incurred, while expenditures for significant renovations that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful lives.
Depreciation-Real estate held for investment, other than land, is depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

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
Real Estate Held for Investment
Impairment-We evaluate our real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate real estate for impairment generally on an individual property basis. If an impairment indicator exists, we evaluate the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, we may apply a probability-weighted approach to the impairment analysis. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, we consider, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. Another key consideration in this assessment is our assumption about the highest and best use of our real estate investments and our intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and we shorten its expected hold period, this may result in the recognition of impairment losses. During the year ended December 31, 2019, we recorded a $282.8 million impairment loss on our operating real estate portfolio. See Note 7, “Real Estate, net and Real Estate Held for Sale” and Note 15, “Fair Value,” to Part IV, Item 15, “Exhibits and Financial Statement Schedules” for further detail.
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

Foreclosed properties
We receive foreclosed properties in full or partial settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized, at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized as provision for loan loss and the cumulative loss allowance is charged off. We periodically evaluate foreclosed properties for subsequent decrease in fair value, which is recorded as additional impairment loss. Fair value of foreclosed properties is generally based on third party appraisals, broker price opinions, comparable sales or a combination thereof.
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income (“OCI”) in the consolidated statements of equity. However, we have elected the fair value option for the assets and liabilities of our investments in securitization financing entities (“Investing VIEs”), and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of December 31, 2018, we held subordinate tranches of two securitization trusts, which represent our retained interest in the securitization trusts, which we consolidate under U.S. GAAP. Refer to Note 6, “Real Estate Securities, Available for Sale” to Part IV, Item 15, “Exhibits and Financial Statement Schedules” for further discussion.
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
At December 31, 2019, our investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC arrangements accounted for as equity method investments.
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
Transfers of Financial Assets
Sale accounting for transfers of financial assets requires the transfer of an entire financial asset, a group of financial assets in its entirety, or if a component of the financial asset is transferred, that the component meets the definition of a participating interest with characteristics that mirror the original financial asset.
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. If we have any continuing involvement, rights or obligations with the transferred financial asset (outside of standard representations and warranties), sale accounting requires that the transfer meets the following conditions: (1) the transferred asset has been legally isolated; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and (3) we do not maintain effective control over the transferred asset through an agreement that provides for (a) both an entitlement and an obligation by us to repurchase or redeem the asset before its maturity, (b) our unilateral ability to reclaim the asset and a more than trivial benefit attributable to that ability, or (c) the transferee requiring us to repurchase the asset at a price so favorable to the transferee that it is probable the repurchase will occur.
If sale accounting is met, the transferred financial asset is removed from the balance sheet and a net gain or loss is recognized upon sale, taking into account any retained interests. Transfers of financial assets that do not meet the criteria for sale are accounted for as financing transactions, or secured borrowing.
Recent Accounting Updates
For recent accounting updates, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part IV, Item 15. “Exhibits and Financial Statement Schedules.”
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
As of December 31, 2019, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would increase interest income by $0.8 million annually, net of interest expense.
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
At December 31, 2019, we had approximately NOK 846.1 million and €159.2 million or a total of $274.7 million, in net investments in our European subsidiaries. A 1.0% change in these foreign currency rates would result in a $2.7 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiaries.
A summary of the foreign exchange contracts in place at December 31, 2019, including notional amount and key terms, is included in Note 16, “Derivatives,” to Part IV, Item 15, “Exhibits and Financial Statements.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at December 31, 2019, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management Report or Attestation Report Regarding Internal Control
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.
Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) (2013 framework). Our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Colony Credit Real Estate, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Colony Credit Real Estate, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Colony Credit Real Estate, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Colony Credit Real Estate, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
February 28, 2020

Item 9B. Other Information
Resignation and Appointment of Officers
On February 26, 2020, Mr. Kevin P. Traenkle advised the Company that he intends to resign as President and Chief Executive Officer of the Company and from all positions he holds with subsidiaries of the Company, effective February 29, 2020. Such resignation did not involve a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Pursuant to the terms of the Management Agreement, Colony Capital recommended to the Board that Mr. Witt be appointed as an Interim President and Chief Executive Officer. On February 27, 2020, the Board of Directors unanimously approved the appointment of Andrew E. Witt as an Interim President and Chief Executive Officer of the Company, effective February 29, 2020.

The following is a brief biographical summary for Mr. Witt.

Andrew Witt, age 41, is Managing Director and Chief Operating Officer of Global Credit at Colony Capital. Mr. Witt is primarily focused on credit related operations and initiatives, including product development, investor relations and marketing of private offerings globally. Prior to taking on this most recent role he served as an investment professional responsible for the identification, evaluation, and consummation of real estate related investments. Mr. Witt also served as an Executive Vice President of Colony American Homes where he was responsible for overseeing investments in single family residential property which culminated in the acquisition of nearly 20,000 homes. Prior to joining the Colony Capital business in 2007, Mr. Witt founded and managed a business in the industrial medicine sector. Mr. Witt received his Master of Business Administration from the University of Southern California and Bachelor of Arts in International Relations with a focus on International Economics from Stanford University. Mr. Witt was also a member of the 2000 U.S. Men's Volleyball Olympic Team.

MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following is a discussion of certain material U.S. federal income tax considerations relating to our qualification and taxation as a REIT and the acquisition, holding, and disposition of our Class A common stock (for purposes of this section only “stock”). As used in this section, references to the terms “Company,” “we,” “our,” and “us” mean only Colony Credit Real Estate, Inc. and not its subsidiaries or other lower-tier entities, except as otherwise indicated. This summary is based upon the Internal Revenue Code of 1986, as amended (the “Code), the regulations promulgated by the U.S. Treasury Department (“Treasury Regulations”), rulings and other administrative interpretations and practices of the Internal Revenue Service (the “IRS”) (including administrative interpretations and practices expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers who requested and received those rulings), and judicial decisions, all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of the tax consequences described below. Credit RE Operating Company, LLC (the “Operating Partnership”) has not sought and will not seek an advance ruling from the IRS regarding any matter discussed in this section. The summary is also based upon the assumption that we have operated and will operate the Operating Partnership and its subsidiaries and affiliated entities in accordance with their applicable organizational documents and various statements made in that section as to our intended method of operation. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of its investment or tax circumstances, or to investors subject to special tax rules, including:

•	insurance companies;

•
tax-exempt organizations (except to the extent discussed in “Considerations Relating to Colony Credit Real Estate Inc.’s Class A Common Stock-Taxation of Holders of Class A Common Stock-Taxation of Tax-Exempt Holders” below);

•	financial institutions or broker-dealers;

•
non-U.S. individuals and non-U.S. corporations (except to the extent discussed in “Considerations Relating to Colony Credit Real Estate Inc.’s Class A Common Stock-Taxation of Holders of Class A Common Stock-Taxation of Non-U.S. Holders” below);

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
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “TCJA”), which generally took effect for taxable years beginning on or after January 1, 2018. The following discussion takes into account the TCJA. The TCJA made major changes to the Code, including several provisions of the Code that may affect the taxation of REITs and their holders of stock. The most significant of these provisions are described below. The individual and collective impact of these changes on REITs and their holders of stock may not become evident for some period. Investors should consult their tax advisors regarding the implications of the TCJA on their investments.
This summary assumes that holders hold shares of our stock as capital assets for U.S. federal income tax purposes, which generally means property held for investment.
The statements in this section are based on the current U.S. federal income tax laws, are for general information purposes only and are not tax advice. We cannot assure you that new laws, interpretations of law or court decisions, any of which may take effect retroactively, will not cause any statement in this section to be inaccurate.
THE U.S. FEDERAL INCOME TAX TREATMENT OF US AS A REIT AND OF YOU AS A HOLDER OF OUR STOCK DEPENDS IN SOME INSTANCES ON DETERMINATIONS OF FACT AND INTERPRETATIONS OF COMPLEX PROVISIONS OF U.S. FEDERAL INCOME TAX LAW FOR WHICH NO CLEAR PRECEDENT OR AUTHORITY MAY BE AVAILABLE. IN ADDITION, THE TAX CONSEQUENCES TO ANY PARTICULAR HOLDER OF OUR STOCK WILL DEPEND ON SUCH HOLDER’S PARTICULAR TAX CIRCUMSTANCES.
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

CONSIDERATIONS RELATING TO OUR CLASS A COMMON STOCK
Taxation of Colony Credit Real Estate, Inc.
We elected to be taxed as a REIT under the U.S. federal income tax laws commencing with our taxable year ended December 31, 2018. We believe that we are organized and have operated, and we intend to continue to operate, in a manner so as to qualify for taxation as a REIT under the Code. This section discusses the laws governing the U.S. federal income tax treatment of a REIT and its holders. These laws are highly technical and complex.
Qualification and taxation as a REIT depends on our ability to meet on a continuing basis, through actual operating results, distribution levels, and diversity of ownership by holders of our securities and asset ownership, and various other qualification requirements imposed upon REITs by the Code. In addition, our ability to qualify as a REIT may depend in part upon the operating results, organizational structure and entity classification for U.S. federal income tax purposes of certain entities or arrangements in which we invest. Our ability to qualify as a REIT also requires that we satisfy certain asset tests, some of which depend upon the fair market values of assets that we own directly or indirectly. Such values may not be susceptible to a precise determination, whether for past, current, or future periods, and based upon the types of assets that we own and intend to own, such values can vary rapidly, significantly and unpredictably. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT. Similarly, the income we earn from our assets may not be earned when or in the proportions anticipated. For example, we may encounter situations in which a relatively small investment generates a higher than expected return in a particular year (or vice versa). A discussion of the tax consequences of the failure to qualify as a REIT and certain alternatives is included below in the section entitled “—Failure to Qualify.”
As indicated above, our qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, various qualification requirements imposed upon REITs by the Code. The material qualification requirements are summarized below under “— Requirements for Qualification.” While we intend to operate so that we qualify as a REIT, no assurance can be given that the IRS will not challenge our qualification, or that we have been or will be able to operate in accordance with the REIT requirements in the future. See “— Requirements for Qualification-Failure to Qualify.”
Taxation of REITs in General
Provided that we qualify as a REIT, we will be entitled at the REIT level to a deduction from our taxable income for dividends that we pay and, therefore, will not be subject to U.S. federal corporate income tax at the REIT level on our taxable income that is currently distributed to holders of our securities. This treatment substantially eliminates the “double taxation” at the corporate and holder levels that generally results from an investment in a non-REIT C corporation. A non-REIT C corporation is a corporation that generally is required to pay tax at the corporate level. Double taxation means taxation once at the corporate level when income is earned and once again at the holder level when the income is distributed. In general, the income that we generate is taxed only at the holder level upon a distribution of dividends to our holders.
U.S. holders generally will be subject to taxation on dividends distributed by us (other than designated capital gain dividends and “qualified dividend income”) at rates applicable to ordinary income, instead of at lower capital gain rates. For taxable years beginning after December 31, 2017, and before January 1, 2026, generally, U.S. holders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Capital gain dividends and qualified dividend income will continue to be subject to a maximum 20% rate. See “-Taxation of Holders of Class A Common Stock—Taxation of Taxable U.S. Holders—Taxation of U.S. Holders on Distributions of Our Stock.”
Any net operating losses, foreign tax credits and other tax attributes of a REIT generally do not pass through to holders, subject to special rules for certain items such as the capital gains that we recognize. See “-Taxation of Holders of Class A Common Stock--Taxation of Taxable U.S. Holders.”
Even if the Company qualifies for taxation as a REIT, the Company will be subject to U.S. federal tax in the following circumstances:

•
the Company will pay U.S. federal income tax on any taxable income, including net capital gain, that we do not distribute to holders during, or within a specified time period after, the calendar year in which the income is earned.

•	the Company will pay income tax at the highest corporate rate on:

•	net income from the sale or other disposition of property acquired through foreclosure, or foreclosure property, that we hold primarily for sale to customers in the ordinary course of business; and

•	other non-qualifying income from foreclosure property.

•
the Company will pay a 100% tax on net income earned from sales or other dispositions of property, other than foreclosure property, by an entity other than a taxable REIT subsidiary, or a TRS, if such property is held primarily for sale to customers in the ordinary course of business.

•
if the Company fails to satisfy one or both of the 75% gross income test or the 95% gross income test, as described below in the section entitled “—Requirements for Qualification-Gross Income Tests,” and nonetheless continues to qualify as a REIT because we meet other requirements, we will pay a 100% tax on: the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, multiplied, in either case, by

•	a fraction intended to reflect its profitability.

•
if the Company fails any of the asset tests (other than a de minimis failure of the 5% asset test or the 10% vote or value test, as described below in the section entitled “—Requirements for Qualification-Asset Tests”), as long as the failure was due to reasonable cause and not to willful neglect, we file a description of each asset that caused such failure with the IRS, and we dispose of the assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure, we will pay a tax equal to the greater of $50,000 or the highest U.S. federal income tax rate then applicable to U.S. corporations (currently 21%) on the net income from the non-qualifying assets during the period in which we failed to satisfy the asset tests in order to remain qualified as a REIT.

•
if the Company fails to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, and such failure is due to reasonable cause and not to willful neglect, we will be required to pay a penalty of $50,000 for each such failure in order to remain qualified as a REIT.

•
if the Company fails to distribute during a calendar year at least the sum of: (i) 85% of its REIT ordinary income for the year; (ii) 95% of its REIT capital gain net income for the year; and (iii) any undistributed taxable income required to be distributed from earlier periods, we will pay a 4% nondeductible excise tax on the excess of the required distribution over the amount it actually distributed, plus any retained amounts on which income tax has been paid at the corporate level.

•
the Company may elect to retain and pay income tax on our net long-term capital gain. In that case, to the extent that we made a timely designation of such gain, a U.S. holder would be taxed on its proportionate share of our undistributed long-term capital gain and would receive a credit or refund for its proportionate share of the tax we paid.

•	the Company will be subject to a 100% excise tax on transactions with a TRS that are not conducted on an arm’s-length basis.

•
if the Company acquires any asset from a non-REIT C corporation in a merger or other transaction in which we acquire a basis in the asset that is determined by reference either to the non-REIT C corporation’s basis in the asset or to another asset, we will pay tax at the highest regular corporate rate applicable if we recognize a gain on the sale or disposition of the asset during the five-year period after we acquire the asset, provided no election is made for the transaction to be taxable on a current basis. This tax will generally apply to gain recognized with respect to assets that we hold as of the effective date of our REIT election if such gain is recognized during the five-year period following such effective date or it may apply if we were to engage in (or, potentially, become a successor to an entity that had engaged in) a tax-free spin-off transaction under Section 355 of the Code within five years of such effective date. The amount of gain on which we would pay tax in the foregoing circumstances is the lesser of:

•
the amount of gain that the Company recognizes at the time of the sale or disposition (or would have recognized if, at the time of a spin-off transaction described above, we had disposed of the applicable asset); and

•
the amount of gain that the Company would have recognized if we had sold the asset at the time we acquired it, assuming that the non-REIT C corporation will not elect in lieu of this treatment an immediate tax when the asset is acquired.

•
the Company may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to meet recordkeeping requirements intended to monitor our compliance with rules relating to the composition of a REIT’s holders, as described below in the section entitled “—Requirements for Qualification-Recordkeeping Requirements.”

•
the earnings of the Company’s lower-tier entities that are subchapter C corporations, excluding any qualified REIT subsidiaries, or QRSs, but including domestic TRSs, are subject to U.S. federal corporate income tax.

•
if the Company owns a residual interest in a real estate mortgage investment conduit, or a REMIC, we will be taxable at the highest corporate rate on the portion of any excess inclusion income that it derives from the REMIC residual interests equal to the percentage of our stock that is held in record name by “disqualified organizations.” Although the law is unclear, IRS guidance indicates that similar rules may apply to a REIT that owns an equity interest in a taxable mortgage pool. To the extent that we own a REMIC residual interest or a taxable mortgage pool through a TRS, we will not be subject to this tax. For a discussion of “excess inclusion income,” refer below to the section entitled “— Requirements for Qualification—Taxable Mortgage Pools.” A “disqualified organization” includes:

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
In addition, the Company and its subsidiaries may be subject to a variety of taxes, including payroll taxes and state, local and non-U.S. income, property and other taxes on its assets and operations. The Company could also be subject to tax in situations and on transactions not presently contemplated. Moreover, as described further below, the Company’s TRSs will be subject to U.S. federal, state and local corporate income tax on their taxable income.
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
The Company must meet requirements 1 through 4, 8 and 9 during its entire taxable year and must meet requirement 5 during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Requirements 5 and 6 began applying to the Company with its 2019 taxable year. If the Company complies with all the requirements for ascertaining the ownership of its outstanding shares in a taxable year and has no reason to know that it violated requirement 6, it will be deemed to have satisfied requirement 6 for that taxable year. For purposes of determining share ownership under requirement 6, an “individual” generally includes a supplemental unemployment compensation benefits plan, a private foundation or a portion of a trust permanently set aside or used exclusively for charitable purposes. An “individual,” however, generally does not include a trust that is a qualified employee pension or profit-sharing trust under the U.S. federal income tax laws, and beneficiaries of such a trust will be treated as holding our stock in proportion to their actuarial interests in the trust for purposes of requirement 6. The Company expects to issue sufficient stock with sufficient diversity of ownership to satisfy requirements 5 and 6. In addition, the Company’s charter restricts the ownership and transfer of our stock so that it should continue to satisfy these requirements. To monitor compliance with the stock ownership requirements, we are generally required to maintain records regarding the actual ownership of our stock. To do so, we must demand written statements each year from the record holders of significant percentages of our stock pursuant to which the record holders must disclose the actual owners of the stock (i.e., the persons required to include in gross income the dividends paid by us). We must maintain a list of those persons failing or refusing to comply with this demand as part of our records. We could be subject to monetary penalties if we fail to comply with these record-keeping requirements. A holder that fails or refuses to comply with the demand is required by Treasury Regulations to submit a statement with its tax return disclosing the actual ownership of our stock and other information. For purposes of requirement 9, we have adopted December 31 as our year end, and thereby satisfy this requirement.
Relief from Violations; Reasonable Cause
The Code provides relief from violations of the REIT gross income requirements, as described below under “—Requirements for Qualification—Gross Income Tests,” in cases where a violation is due to reasonable cause and not to willful neglect, and other requirements are met, including the payment of a penalty tax that is based upon the magnitude of the violation. In addition, certain Code provisions extend similar relief in the case of certain violations of the REIT asset requirements (see “—Requirements for Qualification—Asset Tests” below) and other REIT requirements, again provided that the violation is due to reasonable cause and not willful neglect, and other conditions are met, including the payment of a penalty tax. If we did not have reasonable cause for a failure, we would fail to qualify as a REIT. Whether we would have reasonable cause for any such failure cannot be known with certainty because the determination of whether reasonable cause exists depends on the facts and circumstances at the time and we cannot provide any assurance that we in fact would have reasonable cause for a particular failure or that the IRS would not successfully challenge our view that a failure was due to reasonable cause. Moreover, we may be unable to actually rectify a failure and restore asset test compliance within the required timeframe due to the inability to transfer or otherwise dispose of assets, including as a result of restrictions on transfer imposed by our lenders or undertakings with our co-investors and/or the inability to acquire additional qualifying assets due to transaction risks, access to additional capital or other considerations. If we fail to satisfy any of the various REIT requirements, there can be no assurance that these relief provisions would be available to enable us to maintain our qualification as a REIT, and, if such relief provisions are available, the amount of any resultant penalty tax could be substantial.
Effect of Subsidiary Entities
Qualified REIT Subsidiaries. A corporation that is a QRS is not treated as a corporation separate from its parent REIT. All assets, liabilities and items of income, deduction and credit of a QRS are treated as assets, liabilities and items of income, deduction and credit of the REIT. A QRS is a corporation, other than a TRS, all the stock of which is owned by the REIT. Thus, in applying the requirements described herein, any QRS that the Company owns will be ignored, and all assets, liabilities and items of income, deduction and credit of such subsidiary will be treated as the Company’s assets, liabilities and items of income, deduction and credit.
Other Disregarded Entities and Partnerships. An unincorporated domestic entity, such as a partnership or limited liability company, that has a single owner for U.S. federal income tax purposes generally is not treated as an entity separate from its owner for U.S. federal income tax purposes. An unincorporated domestic entity with two or more owners is generally treated as a partnership for U.S. federal income tax purposes. In the case of a REIT that is a partner in a partnership that has other partners, the REIT is treated as owning its proportionate share of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the applicable REIT qualification tests. Thus, the Company’s proportionate share of the assets, liabilities and items of income of the Operating Partnership, and any other partnership, joint venture or limited liability company that is treated as a partnership for U.S. federal income tax purposes in which it has acquired or will acquire an interest, directly or indirectly, or a subsidiary partnership, will be treated as its assets and gross income for purposes of applying the various REIT qualification requirements. For purposes of the 10% value test (described in the section entitled “— Asset Tests”), the Company’s proportionate share is based on its proportionate interest in the equity interests and certain debt securities issued by the partnership. For all of the other asset and income tests, the Company’s proportionate share is based on its proportionate interest in the capital of the partnership.
The Company, through its Operating Partnership, holds and expects to acquire limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which the Company owns a direct or indirect interest takes or expects to take actions that could jeopardize its qualification as a REIT or require it to pay tax, the Company may be forced to dispose of its interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause the Company to fail a REIT gross income or asset test, and that the Company would not become aware of such action in time to dispose of its interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, the Company could fail to qualify as a REIT unless it was able to qualify for a statutory REIT “savings” provision, which may require it to pay a significant penalty tax to maintain its REIT qualification.

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
Domestic TRSs are subject to U.S. federal income tax, and state and local income tax, where applicable, on their taxable income. To the extent that a domestic TRS is required to pay taxes, it will have less cash available for distribution to the Company. If dividends are paid to the Company by its domestic TRSs, then the dividends it pays to our holders who are taxed at individual rates, up to the amount of dividends it receives from its domestic TRSs, will generally be eligible to be taxed at the reduced 20% rate applicable to qualified dividend income.
The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, the rules impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s tenants that are not conducted on an arm’s-length basis. See “—New Interest Deduction Limitation Enacted by the TCJA.”
The Company is subject to the limitation that securities in TRSs may not represent more than 20% of the value of the Company’s total assets. There can be no assurance that we will be able to comply with the 20% limitation.
In general, the Company intends that any loans that are originated or acquired with an intention of selling such loans in a manner that might expose us to a 100% tax on “prohibited transactions” if originated or acquired by us directly, will instead be originated or acquired by a TRS. Refer to the section entitled “—Gross Income Tests—Prohibited Transactions.” It is possible that such a TRS through which sales of securities are made may be treated as a “dealer” for U.S. federal income tax purposes. As a dealer, a TRS would generally mark all the securities it holds on the last day of each taxable year to their market value, and will recognize ordinary income or loss on such securities with respect to such taxable year as if they had been sold for that value on that day. In addition, a TRS may further elect to be subject to the mark-to-market regime described above in the event that the TRS is properly classified as a “trader” as opposed to a “dealer” for U.S. federal income tax purposes.
Subsidiary REITs. We own interests (directly or indirectly) in one or more entities that qualify as REITs. We believe that each such REIT has operated, and will continue to operate, in a manner to permit us to qualify for taxation as a REIT for U.S. federal income tax purposes and that stock in any such REIT will thus be a qualifying asset for purposes of the 75% asset test. However, if any such REIT fails to qualify as a REIT then (i) the entity would become subject to regular corporate income tax, as described herein (refer below to the section entitled “—Failure to Qualify”) and (ii) the Company’s equity interest in such entity would cease to be a qualifying real estate asset for purposes of the 75% asset test and, if our protective TRS elections were ineffective, would become subject to the 5% asset test and the 10% vote or value test generally applicable to the Company’s ownership in corporations other than REITs, QRSs or TRSs (refer below to the section entitled “—Asset Tests”). If such an entity failed to qualify as a REIT, it is possible that we would not meet the 75% asset test, the 5% asset test, and/or the 10% vote or value test with respect to its interest in such entity, in which event we would fail to qualify as a REIT, unless we qualify for certain relief provisions.
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

Under the Treasury Regulations, if less than 80% of the assets of an entity (or a portion of an entity) consists of debt obligations, these debt obligations are considered not to comprise “substantially all” of its assets and therefore the entity would not be treated as a TMP. Financing arrangements entered into, directly or indirectly, by the Company may give rise to TMPs, with the consequences described in the next paragraph.
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
If the Company has an investment in an arrangement that is classified as a TMP, that TMP arrangement will be subject to tax as a separate corporation unless the Company owns 100% of the equity in such TMP arrangement so that it is treated as a QRS, as discussed above. Whether an arrangement is or is not a TMP may not be susceptible to precise determination. If an investment in which the Company owns an interest is characterized as a TMP and thus as a separate corporation, the Company will satisfy the 100% ownership requirement only so long as it owns all classes of securities that for tax purposes are characterized as equity, which is often an uncertain factual issue and in any event is unlikely in the Company’s case given that it generally holds its assets through the Company’s Operating Partnership. Accordingly, if an investment in which the Company owns an interest is characterized as a TMP that does not qualify as a QRS, the Company may be unable to comply with the REIT asset tests that restrict its ability to own most corporations. In addition, a portion of the REIT’s income from a TMP arrangement that is not taxed as a separate corporation, which might be non-cash accrued income, could be treated as “excess inclusion income.” The manner in which excess inclusion income is calculated is not clear under current law. However, as required by IRS guidance, the Company intends to make such determinations based on what it believes to be a reasonable method. Under the IRS guidance, a REIT’s excess inclusion income, including any excess inclusion income from a residual interest in a REMIC, must be allocated among its holders in proportion to dividends paid. A REIT is required to notify holders of the amount of “excess inclusion income” allocated to them. A holder’s share of excess inclusion income:

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

•
results in the application of U.S. federal income tax withholding at the maximum rate (30%), without reduction for any otherwise applicable income tax treaty or other exemption, to the extent allocable to most types of non-U.S. holders; and

•
is taxable (at the highest corporate tax rate, currently 21%) to the REIT, rather than its holders, to the extent allocable to the REIT’s stock held in record name by holders that are disqualified organizations (generally, tax-exempt entities not subject to unrelated business income tax, including governmental organizations), in which case such disqualified organization could be obligated to reimburse the Company for that tax.

Tax-exempt investors, regulated investment company or REIT investors, non-U.S. investors and taxpayers with net operating losses should carefully consider the tax consequences described above, and are urged to consult their tax advisors.
Gross Income Tests
The Company must satisfy two gross income tests annually to qualify as a REIT. First, at least 75% of the Company’s gross income for each taxable year must consist of defined types of income that it derives, directly or indirectly, from investments relating to real property or mortgages on real property or qualified temporary investment income. Qualifying income for purposes of the 75% gross income test generally includes:

•	rents from real property;

•	interest on debt secured by mortgages on real property or on interests in real property (including certain types of mortgage backed securities);

•	dividends or other distributions on, and gain from the sale of, shares in other REITs;

•	gain from the sale of real estate assets;

•	income and gain derived from foreclosure property;

•
income derived from a REMIC in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets, in which case all of the income derived from the REMIC; and

•
income derived from the temporary investment of new capital that is attributable to the issuance of our stock or a public offering of our debt with a maturity date of at least five years that is received during the one-year period beginning on the date on which the Company received such new capital.

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
Second, in general, at least 95% of the Company’s gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities or any combination of these. For purposes of the 95% gross income test, gain from the sale of securities includes gain from the sale of a debt instrument issued by a “publicly offered REIT” even if not secured by real property or an interest in real property. Gross income from the sale of property that the Company holds primarily for sale to customers in the ordinary course of business and cancellation of indebtedness, or COD income is excluded from both the numerator and the denominator in both income tests. Income and gain from “qualified hedging transactions,” as defined below in “—Hedging Transactions,” that are clearly and timely identified as such are excluded from both the numerator and the denominator for purposes of the 75% and 95% gross income tests. In addition, certain foreign currency gains are excluded from gross income for purposes of one or both of the gross income tests. Refer below to the section entitled “—Foreign Currency Gain.” The following paragraphs discuss the specific application of the gross income tests to the Company.
Rents from Real Property
Rent that the Company receives from its real property will qualify as “rents from real property” which is qualifying income for purposes of the 75% and 95% gross income tests, only if the following conditions are met:

•
First, the rent must not be based, in whole or in part, on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely by reason of being based on fixed percentages of receipts or sales.

•
Second, rents the Company receives from a “related party tenant” will not qualify as rents from real property in satisfying the gross income tests unless the tenant is a TRS, and either: (i) at least 90% of the property is leased to unrelated tenants and the rent paid by the TRS is substantially comparable to the rent paid by the unrelated tenants for comparable space; or (ii) the TRS leases a qualified lodging facility or qualified health care property and engages an eligible independent contractor, as defined above in “—Taxable REIT Subsidiaries,” to operate such facility or property on its behalf. A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of the tenant.

•
Third, if rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as rents from real property. However, if the 15% threshold is exceeded, the rent attributable to personal property will not qualify as rents from real property.

•
Fourth, the Company generally must not operate or manage its real property or furnish or render services to its tenants, other than through an “independent contractor” who is adequately compensated and from whom the Company does not derive revenue. However, the Company may provide services directly to tenants if the services are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not considered to be provided for the tenants’ convenience. In addition, the Company may directly provide a minimal amount of “noncustomary” services to the tenants of a property as long as its income from the services (valued at not less than 150% of the Company’s direct cost of performing such services) does not exceed 1% of its income from the related property in which case only the amounts for noncustomary services are not treated as rents from real property. If, however, the gross income from such noncustomary services exceeds this 1% threshold, none of the gross income derived from the relevant property will qualify as rents from real property. Furthermore, the Company may own up to 100% of the stock of a TRS that provides customary and noncustomary services to its tenants without tainting the rental income for the related properties. Refer to the section entitled “—Taxable REIT Subsidiaries.”

Unless the Company determines that the resulting non-qualifying income under any of the following circumstances, taken together with all other non-qualifying income earned by it in the taxable year, will not jeopardize its qualification as a REIT, the Company does not intend to:

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
Interest on debt secured by mortgages on real property or on interests in real property (including, in the case of a loan secured by real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all such property securing the loan), including, for this purpose, prepayment penalties, loan assumption fees and late payment charges that are not compensation for services, generally is qualifying income for purposes of the 75% gross income test. In general, under applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of: (i) the date the Company agreed to acquire or originate the loan; or (ii) as discussed further below, in the event of a “significant modification,” the date the Company modified the loan, then a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. The portion of the interest income that will not be qualifying income for purposes of the 75% gross income test will be equal to the portion of the principal amount of the loan that is not secured by real property-that is, the amount by which the loan exceeds the value of the real property that is security for the loan. As discussed further below, IRS guidance provides that the Company does not need to redetermine fair market value of the real property securing the loan in connection with a loan modification that is occasioned by a borrower default or made at a time when the Company reasonably believes that the modification to the loan will substantially reduce a significant risk of default on the loan.
The Company invests in loans secured by real property that is under construction or being significantly improved, in which case the value of the real estate that is security for the loan will be the fair market value of the land plus the reasonably estimated cost of the improvements or developments (including, in the case of a loan secured by real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all such property securing the loan) which will secure the loans and which are to be constructed from proceeds of the loan.
The Company holds certain mezzanine loans and may originate or acquire other mezzanine loans. Mezzanine loans are loans secured by equity interests in an entity that directly or indirectly owns real property, rather than by a direct mortgage of the real property. In Revenue Procedure 2003-65, the IRS established a safe harbor under which loans secured by a first priority security interest in ownership interests in a partnership or limited liability company owning real property will be treated as real estate assets for purposes of the REIT asset tests described below, and interest derived from those loans will be treated as qualifying income for both the 75% and 95% gross income tests, provided several requirements are satisfied.
Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Moreover, the Company expects that some of its mezzanine loans may not meet all of the requirements for reliance on the safe harbor. To the extent any mezzanine loans that the Company originates or acquires do not qualify for the safe harbor described above, the interest income from the loans will be qualifying income for purposes of the 95% gross income test, but there is a risk that such interest income will not be qualifying income for purposes of the 75% gross income test. We believe that we currently invest in mezzanine loans, and intend to continue to invest in mezzanine loans, in a manner that will enable us to satisfy the REIT gross income and asset tests.
The Company and its subsidiaries hold certain participation interests, or subordinated mortgage interests, in mortgage loans and mezzanine loans originated by other lenders. A subordinated mortgage interest is an interest created in an underlying loan by virtue of a participation or similar agreement, to which the originator of the loan is a party, along with one or more participants. The borrower on the underlying loan is typically not a party to the participation agreement. The performance of a participant’s investment depends upon the performance of the underlying loan and if the underlying borrower defaults, the participant typically has no recourse against the originator of the loan. The originator often retains a senior position in the underlying loan and grants junior participations, which will be a first loss position in the event of a default by the borrower. The Company expects that its (and its subsidiaries’) participation interests generally will qualify as real estate assets for purposes of the REIT asset tests described below and that interest derived from such investments generally will be treated as qualifying interest for purposes of the 75% gross income test. The appropriate treatment of participation interests for U.S. federal income tax purposes is not entirely certain, however, and no assurance can be given that the IRS will not challenge the Company’s treatment of its participation interests.
Many of the terms of the mortgage loans, mezzanine loans and subordinated mortgage interests and the loans supporting the MBSs that the Company holds or expects to acquire have been modified and may in the future be modified. Under the Code, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. Revenue Procedure 2014-51 provides a safe harbor pursuant to which the Company will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when the Company reasonably believes that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of the Company’s loan modifications will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent the Company significantly modifies loans in a manner that does not qualify for that safe harbor, it will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, the Company generally will not obtain third-party appraisals but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge the Company’s internal valuations. If the terms of the Company’s mortgage loans, mezzanine loans and subordinated mortgage interests and loans supporting its MBSs are significantly modified in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, the Company could fail the 75% gross income test, the 75% asset test and/or the 10% value test.
The Company and its subsidiaries also hold, and may in the future, acquire distressed mortgage loans. Revenue Procedure 2014-51 provides that the IRS will treat distressed mortgage loans acquired by a REIT that are secured by real property and other property as producing in part non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2014-51 indicates that interest income on such a distressed mortgage loan will be treated as qualifying income based on the ratio of: (i) the fair market value of the real property securing the debt determined as of the date the REIT committed to acquire the loan; and (ii) the face amount of the loan (and not the purchase price or current value of the debt). The face amount of a distressed mortgage loan will typically exceed the fair market value of the real property securing the mortgage loan on the date the REIT commits to acquire the loan. It is unclear how the safe harbor in Revenue Procedure 2014-51 is affected by the recent legislative changes regarding the treatment of personal property securing a mortgage loan. The Company intends to invest in distressed mortgage loans in a manner that consistent with qualifying as a REIT.
The Company and its subsidiaries have entered into certain sale and repurchase agreements under which it nominally sells certain mortgage assets to a counterparty and simultaneously enters into an agreement to repurchase the sold assets. Based on positions the IRS has taken in analogous situations, the Company believes that it will be treated for purposes of the REIT gross income and asset tests (refer below to the section entitled “—Asset Tests”) as the owner of the mortgage assets that are the subject of any such agreement notwithstanding that record ownership of the assets is transferred to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that the Company does not own the mortgage assets during the term of the sale and repurchase agreement, in which case its ability to qualify as a REIT could be adversely affected.
The Company may invest in other agency securities that are pass-through certificates. The Company expects that any such agency securities will be treated as either interests in a grantor trust or as interests in a REMIC for U.S. federal income tax purposes and that all interest income from such agency securities will be qualifying income for the 95% gross income test. In the case of agency securities treated as interests in grantor trusts, the Company would be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. The interest on such mortgage loans would be qualifying income for purposes of the 75% gross income test to the extent that such loan is secured by real property, as discussed above. In the case of agency securities treated as interests in a REMIC, income derived from such REMIC interests generally will be treated as qualifying income for purposes of the 75% gross income test. As discussed above, however, if less than 95% of the assets of the REMIC are real estate assets then only a proportionate part of the income derived from the Company’s interest in the REMIC will qualify for purposes of the 75% gross income tests. To the extent that a REMIC interest includes an imbedded interest swap or cap contract or other derivative instrument, such derivative instrument could produce non-qualifying income for purposes of the 75% gross income test. The Company expects that substantially all of its income from agency securities will be qualifying income for purposes of the 75% and 95% gross income tests.
Dividends; Subpart F Income
The Company’s share of any dividends received from any corporation (including any TRS, but excluding any REIT) in which it owns an equity interest will qualify for purposes of the 95% gross income test but not for purposes of the 75% gross income test. The Company’s share of any dividends received from any other REIT in which it owns an equity interest, including any subsidiary REIT, will be qualifying income for purposes of both gross income tests.
In addition, the Company may be required to include in gross income its share of “Subpart F income” of one or more foreign (non-U.S.) corporations in which it invests, including its foreign TRSs, regardless of whether it receives distributions from such corporations. Pursuant to Revenue Procedure 2018-48, the Company will treat certain income inclusions received with respect to equity investments in foreign TRSs as qualifying income for purposes of the 95% gross income test but not the 75% gross income test.
Fee Income
The Company expects to receive various fees in connection with its operations. Fee income will be qualifying income for purposes of both the 75% and 95% gross income tests if it is received in consideration for entering into an agreement to make a loan secured by mortgages on or interests in real property, and the fees are not determined by the income and profits of any person. Other fees, such as origination and servicing fees, fees for acting as a broker-dealer and fees for managing investments for third parties, are not qualifying income for purposes of either gross income test. Any fees earned by a TRS are not included for purposes of the gross income tests.
Hedging Transactions
From time to time, the Company and its subsidiaries expect to enter into hedging transactions with respect to one or more of its assets or liabilities. The Company’s hedging activities may include entering into interest rate swaps, caps and floors, options to purchase such items and futures and forward contracts. Income and gain from “qualified hedging transactions” are excluded from gross income for purposes of the 75% and 95% gross income tests. A “qualified hedging transaction” includes: (i) any transaction entered into in the normal course of the Company’s trade or business primarily to manage the risk of interest rate, price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets; (ii) any transaction entered into primarily to manage the risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain); and (iii) any transaction entered into to “offset” a transaction described in (i) or (ii) if a portion of the hedged indebtedness is extinguished or the related property disposed of. The Company will be required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated or entered into and to satisfy other identification requirements in order to be treated as a qualified hedging transaction. The Company intends to structure any hedging transactions in a manner that does not jeopardize its qualification as a REIT.
COD Income
From time to time, the Company and its subsidiaries may recognize COD income, in connection with repurchasing debt at a discount. COD income is excluded from gross income for purposes of both the 75% and 95% gross income tests.
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
Prohibited Transactions
A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. The Company believes that none of its assets are held or will be held primarily for sale to customers and that a sale of any of its assets has not been, and will not be, in the ordinary course of its business. Whether a REIT holds an asset “primarily for sale to customers in the ordinary course of a trade or business” depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. A safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction and the 100% prohibited transaction tax is available if the following requirements are met:

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

No assurance can be given that any property that the Company sells will not be treated as property held “primarily for sale to customers in the ordinary course of a trade or business” or that the Company will be able to comply with the safe harbor when disposing of assets. The 100% tax will not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be taxed to the corporation at regular corporate income tax rates. The Company intends to structure its activities to avoid transactions that would result in a material amount of prohibited transaction tax.
Foreclosure Property
The Company will be subject to tax at the maximum corporate rate on any income from foreclosure property, which includes certain foreign currency gains and related deductions recognized, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income. However, gross income from foreclosure property will qualify under the 75% and 95% gross income tests. Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:

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

The Company may acquire properties as a result of foreclosure or otherwise reducing the property to ownership when default has occurred or is imminent and may make foreclosure property elections with respect to some or all of those properties if such election is available (which may not be the case with respect to acquired “distressed loans”).
Cash/Income Differences/Phantom Income
Due to the nature of the assets in which the Company invests, the Company may be required to recognize taxable income from those assets in advance of its receipt of cash flow on or proceeds from disposition of such assets, and may be required to report taxable income in early periods that exceeds the economic income ultimately realized on such assets.
The Company may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount generally will be treated as “market discount” for U.S. federal income tax purposes. The Company may elect to include in taxable income accrued market discount as it accrues rather than as it is realized for economic purposes, resulting in phantom income. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If the Company collects less on the debt instrument than its purchase price plus the market discount it had previously reported as income, it may not be able to benefit from any offsetting loss deductions.
The Company may acquire MBSs that have been issued with original issue discount. In general, the Company will be required to accrue original issue discount based on the constant yield to maturity of the MBS, and to treat it as taxable income in accordance with applicable U.S. federal income tax rules even though smaller or no cash payments are received on such debt instrument. As in the case of the market discount discussed in the preceding paragraph, the constant yield in question will be determined and the Company will be taxed based on the assumption that all future payments due on the MBS in question will be made. If all payments on the MBSs are not made, the Company may not be able to benefit from any offsetting loss deductions.
In addition, pursuant to its investment strategy, the Company may acquire distressed debt instruments and subsequently modify such instruments by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to the Company in a debt-for-debt exchange with the borrower. In that event, the Company may be required to recognize income to the extent the principal amount of the modified debt exceeds its adjusted tax basis in the unmodified debt, and would hold the modified loan with a cost basis equal to its principal amount for U.S. federal tax purposes. To the extent that such modifications are made with respect to a debt instrument held by a TRS treated as a dealer, as described above, such a TRS would be required at the end of each taxable year, including the taxable year in which such modification was made, to mark the modified debt instrument to its fair market value as if the debt instrument were sold. In that case, the TRS generally would recognize a loss at the end of the taxable year in which the modifications were made to the extent the fair market value of such debt instrument were less than its principal amount after the modification.
In addition, in the event that any debt instruments or MBSs acquired by the Company are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, the Company may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, the Company may be required to accrue interest income with respect to subordinate MBSs at the stated rate regardless of whether corresponding cash payments are received.
The Company may also be required under the terms of indebtedness that it incurs to private lenders or otherwise to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to holders of its securities.

Due to each of these potential timing differences between income recognition or expense deduction and cash receipts or disbursements, there is a significant risk that the Company may have substantial taxable income in excess of cash available for distribution. In that event, the Company may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized. Refer below to the section entitled “—Distribution Requirements.”
Failure to Satisfy the Gross Income Tests
If the Company fails to satisfy one or both of the gross income tests for any taxable year, it nevertheless may qualify as a REIT for that year if it qualifies for relief under certain provisions of the U.S. federal income tax laws. Those relief provisions are available if:

•	the Company’s failure to meet those tests is due to reasonable cause and not to willful neglect; and

•	following such failure for any taxable year, the Company files a schedule of the sources of its income with the IRS.
The Company cannot predict, however, whether in all circumstances it would qualify for the relief provisions. In addition, as discussed above in the section entitled “—Taxation of Colony Credit Real Estate, Inc.” even if the relief provisions apply, the Company would incur a 100% tax on the gross income attributable to the greater of the amount by which it fails the 75% or 95% gross income test, in each case, multiplied by a fraction intended to reflect its profitability.
Asset Tests
To qualify as a REIT, the Company also must satisfy the following asset tests at the end of each quarter of each taxable year. First, at least 75% of the value of its total assets must consist of:

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

•
investments in stock or debt instruments during the one-year period following the Company’s receipt of new capital that it raises through equity offerings or public offerings of debt with at least a five-year term; and

•
regular or residual interests in a REMIC. However, if less than 95% of the assets of a REMIC consist of assets that are qualifying real estate-related assets under the U.S. federal income tax laws, determined as if the Company held such assets, the Company will be treated as holding directly its proportionate share of the assets of such REMIC.

Second, of the Company’s investments not included in the 75% asset class, the value of its interest in any one issuer’s securities may not exceed 5% of the value of its total assets, or the 5% asset test.
Third, of the Company’s investments not included in the 75% asset class, it may not own more than 10% of the voting power or value of any one issuer’s outstanding securities, or the 10% vote or value test.
Fourth, no more than 20% of the value of the Company’s total assets may consist of the securities of one or more TRSs.
Fifth, no more than 25% of the value of the Company’s total assets may consist of securities that are not qualifying assets for purposes of the 75% asset test described above, or the 25% securities test.
Sixth, no more than 25% of the value of the Company’s total assets may consist of debt instruments issued by “publicly offered REITs” to the extent such debt instruments are not secured by real property or interests in real property.
For purposes of the 5% asset test, the 10% vote or value test and the 25% securities test, the term “securities” does not include stock in another REIT, debt of a “publicly offered REIT,” equity or debt securities of a QRS or, in the case of the 5% asset test and 10% vote or value test, TRS debt or equity, mortgage loans or MBSs that constitute real estate assets, or equity interests in a partnership. The term “securities,” however, generally includes debt securities issued by a partnership or another REIT (other than a “publicly offered REIT”), except, for purposes of the 10% value test, the term “securities” does not include:

•
“Straight debt” securities, which is defined as a written unconditional promise to pay on demand or on a specified date a sum certain in money if: (i) the debt is not convertible, directly or indirectly, into equity; and (ii) the interest rate and interest payment dates are not contingent on profits, the borrower’s discretion, or similar factors. “Straight debt” securities do not include any securities issued by a partnership or a corporation in which the Company or any TRS in which the Company owns more than 50% of the voting power or value of the shares hold non-“straight debt” securities that have an aggregate value of more than 1% of the issuer’s outstanding securities. However, “straight debt” securities include debt subject to the following contingencies:

•
a contingency relating to the time of payment of interest or principal, as long as either: (i) there is no change to the effective yield of the debt obligation, other than a change to the annual yield that does not exceed the greater of 0.25% or 5% of the annual yield; or (ii) neither the aggregate issue price nor the aggregate face amount of the issuer’s debt obligations held by the Company exceeds $1 million and no more than 12 months of unaccrued interest on the debt obligations can be required to be prepaid; and

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

•
Any debt instrument issued by an entity treated as a partnership for U.S. federal income tax purposes in which the Company is a partner to the extent of its proportionate interest in the equity and debt securities of the partnership; and

•
Any debt instrument issued by an entity treated as a partnership for U.S. federal income tax purposes not described in the preceding bullet points if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test described above in the section entitled “—Gross Income Tests.”

For purposes of the 10% value test, the Company’s proportionate share of the assets of a partnership is its proportionate interest in any securities issued by the partnership, without regard to the securities described in the last two bullet points above.
The Company’s holdings of securities and other assets have complied, and will continue to comply, with the foregoing asset tests, and the Company intends to monitor its compliance on an ongoing basis. However, independent appraisals have not been obtained to support the Company’s conclusions as to the value of its assets or the value of any particular security or securities. Moreover, values of some assets, including instruments issued in collateralized debt obligation transactions, may not be susceptible to a precise determination, and values are subject to change in the future.
Furthermore, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the asset tests. Accordingly, there can be no assurance that the IRS will not contend that the Company’s interests in its subsidiaries or in the securities of other issuers will not cause a violation of the asset tests.
As described above, Revenue Procedure 2003-65 provides a safe harbor pursuant to which certain mezzanine loans secured by a first priority security interest in ownership interests in a partnership or limited liability company will be treated as qualifying assets for purposes of the 75% asset test (and therefore, are not subject to the 5% asset test and the 10% vote or value test). Refer to the section entitled “—Gross Income Tests.” The Company expects that some of its mezzanine loans may not qualify for that safe harbor. To the extent that the Company determines that a mezzanine loan likely would not qualify for the safe harbor and also would not be excluded from the definition of securities for purposes of the 10% vote or value test or could cause the Company not to satisfy the 75% or 5% assets tests, it would hold that mezzanine loan through a TRS.
The Company owns stock in several REITS and expects to invest in the stock of other entities that intend to qualify as REITs in the future. The Company believes that any stock that it has acquired or will acquire in other REITs has been, or will be, qualifying assets for purposes of the 75% asset test. If a REIT in which the Company owns stock fails to qualify as a REIT in any year, however, the stock in such REIT will not be a qualifying asset for purposes of the 75% asset test. Instead, the Company would be subject to the 5% asset test, the 10% vote or value test and the 25% securities test described above with respect to its investment in such a disqualified REIT. Consequently, if a REIT in which the Company owns stock fails to qualify as a REIT, the Company could fail one or more of the asset tests described above. To the extent the Company invests in other REITs, it intends to do so in a manner that will enable it to continue to satisfy the REIT asset tests.
As discussed above in the section entitled “—Gross Income Tests,” the Company and its subsidiaries may invest in distressed mortgage loans. In general, under the applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of: (i) the date the Company agreed to acquire or originate the loan; or (ii) in the event of a significant modification, the date the Company modified the loan, then a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will also likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the 10% vote or value test. IRS Revenue Procedure 2014-51 provides a safe harbor under which the IRS has stated that it will not challenge a REIT’s treatment of a loan as being, in part, a qualifying real estate asset in an amount equal to the lesser of: (i) the fair market value of the loan on the relevant quarterly REIT asset testing date; or (ii) the greater of (A) the fair market value of the real property securing the loan on the relevant quarterly REIT asset testing date or (B) the fair market value of the real property securing the loan determined as of the date the REIT committed to originate or acquire the loan. It is unclear how the safe harbor in Revenue Procedure 2014-51 is affected by the recent legislative changes regarding the treatment of loans secured by both real property and personal property where the fair market value of the personal property does not exceed 15% of the sum of the fair market values of the real property and the personal property securing the loan. There can be no assurance that later interpretations of or any clarifications to this Revenue Procedure will be consistent with how the Company currently is applying it to its REIT compliance analysis. The Company intends to invest in distressed mortgage loans in a manner consistent with qualifying as a REIT.
Also as discussed above, the Company intends to invest in agency securities that are pass-through certificates. The Company expects that the agency securities will be treated either as interests in grantor trusts or as interests in REMICs for U.S. federal income tax purposes. In the case of agency securities treated as interests in grantor trusts, the Company would be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. Such mortgage loans generally will qualify as real estate assets to the extent that they are secured by real property. The Company expects that substantially all of its agency securities treated as interests in a grantor trust will qualify as real estate assets. In the case of agency securities treated as interests in a REMIC, such interests generally will qualify as real estate assets. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of the Company’s interest in the REMIC will qualify as a real estate asset. To the extent that the Company holds mortgage participations or MBSs that do not represent interests in a grantor trust or REMIC interests, such assets may not qualify as real estate assets depending upon the circumstances and the specific structure of the investment.
Failure to Satisfy the Asset Tests
The Company has monitored, and will continue to monitor, the status of its assets for purposes of the various asset tests. If the Company fails to satisfy the asset tests at the end of a calendar quarter, it will not lose its REIT qualification if:

•	the Company satisfied the asset tests at the end of the preceding calendar quarter; and

•
the discrepancy between the value of the Company’s assets and the asset test requirements arose from changes in the market values of its assets and was not wholly or partly caused by the acquisition of one or more non-qualifying assets.

If the Company does not satisfy the condition described in the second item, above, it still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.
If at the end of any calendar quarter the Company violates the 5% asset test or the 10% vote or value test described above, it will not lose its REIT qualification if: (i) the failure is de minimis (up to the lesser of 1% of its assets or $10 million); and (ii) it disposes of assets causing the failure or otherwise complies with the asset tests within six months after the last day of the quarter in which it identifies such failure. In the event of a failure of any of the asset tests (other than de minimis failures described in the preceding sentence), as long as the failure was due to reasonable cause and not to willful neglect, the Company will not lose its REIT status if it: (i) disposes of assets or otherwise complies with the asset tests within six months after the last day of the quarter in which it identifies the failure; (ii) it files a description of each asset causing the failure with the IRS; and (iii) pays a tax equal to the greater of $50,000 or 35% of the net income from the non-qualifying assets during the period in which the Company failed to satisfy the asset tests.
Distribution Requirements
Each taxable year, the Company must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our holders in an aggregate amount at least equal to the sum of:

•	90% of its “REIT taxable income,” computed without regard to the dividends paid deduction and its net capital gain or loss; and

•	90% of its after-tax net income, if any, from foreclosure property; minus

•	the sum of certain items of non-cash income.
Generally, the Company must pay such distributions in the taxable year to which they relate, or in the following taxable year if: (i) the Company declares the distribution before it timely files its U.S. federal income tax return for the year and pays the distribution on or before the first regular dividend payment date after such declaration; or (ii) the Company declares the distribution in October, November or December of the taxable year, payable to holders of record on a specified day in any such month, and it actually pays the dividend before the end of January of the following year. The distributions under clause (i) are taxable to the holders in the year in which paid and the distributions in clause (ii) are treated as paid on December 31 of the prior taxable year in which they were declared. In both instances, these distributions relate to the Company’s prior taxable year for purposes of the 90% distribution requirement.
Unless the Company qualifies as a “publicly offered REIT,” in order for its distributions to be counted as satisfying the annual distribution requirement for REITs and to provide it with the REIT-level tax deduction, such distributions must not have been “preferential dividends.” A dividend is not a preferential dividend if that distribution is: (i) pro rata among all outstanding shares within a particular class; and (ii) in accordance with the preferences among different classes of stock as set forth in the Company’s organizational documents. The Company believes that it qualifies as “publicly offered REIT,” and so long as it qualifies as a “publicly offered REIT,” the preferential dividend rule will not apply to it.
The Company will pay U.S. federal income tax on taxable income, including net capital gain, that it does not distribute to holders. Furthermore, if the Company fails to distribute during a calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of:

•	85% of its REIT ordinary income for such year;

•	95% of its REIT capital gain income for such year; and

•	any undistributed taxable income from prior periods,
The Company will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts it actually distributes and the amounts of income retained on which the Company has paid corporate income tax.
The Company may elect to retain and pay income tax on the net long-term capital gain it receives in a taxable year. If the Company so elects, it will be treated as having distributed any such retained amount for purposes of the 4% nondeductible excise tax described above. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income tax and the 4% nondeductible excise tax.
It is possible that, from time to time, the Company may experience timing differences between the actual receipt of income and/or payment of deductible expenses and the inclusion of that income or deduction in arriving at its REIT taxable income. Refer to, for example, the discussion of excess inclusion income above in the section entitled “—Requirements for Qualification—Taxable Mortgage Pools.” Other potential sources of non-cash taxable income include gain recognized on the deemed exchange of distressed debt that has been modified, real estate and securities that have been financed through securitization structures, such as the collateralized debt obligation structure, which require some or all of available cash flow to be used to service borrowings, loans or MBSs that the Company holds that have been issued at a discount and require the accrual of taxable economic interest in advance of its receipt in cash and distressed loans on which the Company may be required to accrue taxable interest income even though the borrower is unable to make current servicing payments in cash. Furthermore, under amendments to Section 451 of the Code made by the TCJA, subject to certain exceptions, the Company must accrue income for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income. In addition, Section 162(m) of the Code places a per-employee limit of $1 million on the amount of compensation that a publicly held corporation may deduct in any one year with respect to its chief executive officer, chief financial officer and certain other highly compensated executive officers. Recent changes to Section 162(m) made by the TCJA expanded the individuals covered by Section 162(m)’s limits and eliminated an exception that formerly permitted certain performance-based compensation to be deducted even if in excess of $1 million, which may have the effect of increasing our REIT taxable income, and recently proposed regulations under Section 162(m) provide that, contrary to certain prior private letter rulings previously issued by the IRS to several UPREITs, compensation subject to the Section 162(m) limit includes a publicly held corporation’s distributive share of a partnership’s deduction for any compensation the partnership pays for services performed by a covered employee of the publicly held corporation, which may also have the effect of increasing our REIT taxable income. In the event that such timing differences occur, it might be necessary to arrange borrowings or other means of raising capital to meet the distribution requirements. Additionally, the Company may, if possible, pay taxable dividends of our stock or debt to meet the distribution requirements.
On August 11, 2017, the IRS issued Revenue Procedure 2017-45, authorizing elective stock dividends to be made by public REITs. Pursuant to this revenue procedure, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective stock dividend as a distribution of property under Section 301 of the Code (i.e., as a dividend to the extent of our earnings and profits), as long as at least 20% of the total dividend is available in cash and certain other requirements outlined in the revenue procedure are met.
Under certain circumstances, the Company may be able to correct a failure to meet the distribution requirement for a year by paying “deficiency dividends” to our holders in a later year. The Company may include such deficiency dividends in its deduction for dividends paid for the earlier year. Although the Company may be able to avoid income tax on amounts distributed as deficiency dividends, it will be required to pay interest to the IRS based upon the amount of any deduction it takes for deficiency dividends.
In addition, a REIT is required to distribute all accumulated earnings and profits attributable to non-REIT years by the close of its first taxable year in which it has non-REIT earnings and profits to distribute.
Interest Deduction Limitation Enacted by the TCJA
Commencing in taxable years beginning after December 31, 2017, Section 163(j) of the Code, as amended by the TCJA, limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to the 30% limitation. Adjusted taxable income is determined without regard to certain deductions, including those for net interest expense, net operating loss carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. Provided the taxpayer makes a timely election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage, within the meaning of Section 469(c)(7)(C) of the Code. If this election is made, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system under the Code, which is generally less favorable than the generally applicable system of depreciation under the Code. If we do not make the election or if the election is determined not to be available with respect to all or certain of our business activities, this interest deduction limitation could result in us having more REIT taxable income and thus increase the amount of distributions we must make to comply with the REIT requirements and avoid incurring corporate level tax. Similarly, the limitation could cause our TRSs to have greater taxable income and thus potentially greater corporate tax liability.
Recordkeeping Requirements
The Company is required to maintain certain records under the REIT rules. In addition, to avoid a monetary penalty, the Company must request on an annual basis information from our holders designed to disclose the actual ownership of its outstanding shares of beneficial interest. The Company intends to continue to comply with these requirements.
Foreign Investments
The Company and its subsidiaries have acquired, and expect to acquire in the future, investments in foreign countries that will require it to pay taxes to foreign countries. Taxes that the Company pays in foreign jurisdictions may not be passed through to, or used by, our holders as a foreign tax credit or otherwise. The Company could be subject to U.S. federal income tax rules intended to prevent or minimize the value of the deferral of the recognition by it of passive-type income of foreign entities in which it owns a direct or indirect interest. As a result, the Company could be required to recognize taxable income for U.S. federal income tax purposes prior to receiving cash distributions with respect to that income or, in certain circumstances, pay an interest charge on U.S. federal income tax that it is deemed to have deferred. The Company’s foreign investments might also generate foreign currency gains and losses. Certain foreign currency gains may be excluded from gross income for purposes of one or both of the gross income tests, as discussed above. Refer above to the section entitled “—Requirements for Qualification—Gross Income Tests.”
Failure to Qualify
If the Company fails to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, it could avoid disqualification if its failure is due to reasonable cause and not to willful neglect and the Company pays a penalty of $50,000 for each such failure. In addition, there are relief provisions for a failure of the gross income tests and asset tests, as described in the sections entitled “—Gross Income Tests—Failure to Satisfy the Gross Income Tests” and “—Asset Tests—Failure to Satisfy the Asset Tests.”
If the Company fails to qualify as a REIT in any taxable year, and no relief provision applies, it would be subject to U.S. federal income tax on its taxable income at regular corporate rates. In calculating its taxable income in a year in which it fails to qualify as a REIT, the Company would not be able to deduct amounts paid out to holders. In fact, the Company would not be required to distribute any amounts to holders in that year. In such event, to the extent of the Company’s current and accumulated earnings and profits, distributions to most holders taxed at individual rates would generally be taxable at capital gains tax rates. For taxable years beginning after December 31, 2017, and before January 1, 2026, generally U.S. holders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Alternatively, such dividends paid to U.S. holders that are individuals, trusts and estates may be taxable at the preferential income tax rates (i.e., the 20% maximum U.S. federal rate) for qualified dividends. In addition, subject to the limitations of the Code, corporate distributees may be eligible for the dividends-received deduction.
Unless the Company qualified for relief under specific statutory provisions, it also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. The Company cannot predict whether in all circumstances it would qualify for such statutory relief.
Taxation of Holders of Class A Common Stock
Taxation of Taxable U.S. Holders.
The following is a summary of certain U.S. federal income tax considerations related to the ownership and disposition of stock applicable to U.S. holders.
Taxation of U.S. Holders on Distributions on Our Stock
As long as the Company qualifies as a REIT, a taxable U.S. holder must generally take into account as ordinary income distributions made out of the Company’s current or accumulated earnings and profits that the Company does not designate as capital gain dividends or retained long-term capital gain. However, for tax years prior to 2026, generally U.S. holders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. For purposes of determining whether a distribution is made out of its current or accumulated earnings and profits, the Company’s earnings and profits will be allocated first to its preferred stock dividends and then to its common stock dividends.
Dividends paid to U.S. holders will not qualify for the dividends-received deduction generally available to corporations. In addition, dividends paid to a U.S. holder generally will not qualify for the 20% tax rate for qualified dividend income. The maximum tax rate for qualified dividend income is 20%. Qualified dividend income generally includes dividends paid to U.S. holders taxed at individual rates by domestic C corporations and certain qualified foreign corporations. Because the Company will not generally be subject to U.S. federal income tax on the portion of its REIT taxable income distributed to our holders (refer above to the section entitled “—Taxation of Colony Credit Real Estate, Inc.”), its dividends generally will not be eligible for the 20% rate on qualified dividend income. As a result, the Company’s ordinary REIT dividends will be taxed at the higher tax rate applicable to ordinary income, which is currently a maximum rate of 37%. However, the 20% tax rate for qualified dividend income will apply to the Company’s ordinary REIT dividends to the extent attributable: (i) to income retained by it in a prior non-REIT taxable year in which it or a predecessor was subject to corporate income tax (less the amount of tax); (ii) to dividends received by it from non-REIT corporations, such as domestic TRSs; and (iii) to the extent attributable to income upon which it has paid corporate income tax (e.g., to the extent that the Company distributes less than 100% of its net taxable income). In general, to qualify for the reduced tax rate on qualified dividend income, a holder must hold our stock for more than 60 days during the 121-day period beginning on the date that is 60 days before the date on which our stock becomes ex-dividend. In addition, dividends paid to certain individuals, trusts and estates whose income exceeds certain thresholds are subject to a 3.8% Medicare tax.
A U.S. holder generally will take into account as long-term capital gain any distributions that the Company designates as capital gain dividends without regard to the period for which the U.S. holder has held our stock. The Company generally will designate its capital gain dividends as either 20% or 25% rate distributions. Refer below to the section entitled “—Capital Gains and Losses.” A corporate U.S. holder, however, may be required to treat up to 20% of certain capital gain dividends as ordinary income.
The Company may elect to retain and pay income tax on the net long-term capital gain that it receives in a taxable year. In that case, to the extent that the Company designates such amount in a timely notice to such holder, a U.S. holder would be treated as receiving its proportionate share of the Company’s undistributed long-term capital gain and would receive a credit for its proportionate share of the tax the Company paid. The U.S. holder would increase the basis in its stock by the amount of its proportionate share of the Company’s undistributed long-term capital gain, minus its share of the tax the Company paid.
To the extent that the Company makes a distribution in excess of its current and accumulated earnings and profits, such distribution will not be taxable to a U.S. holder to the extent that it does not exceed the adjusted tax basis of the U.S. holder’s stock. Instead, such distribution will reduce the adjusted tax basis of such stock. To the extent that the Company makes a distribution in excess of both its current and accumulated earnings and profits and the U.S. holder’s adjusted tax basis in its stock, such holder will recognize long-term capital gain or short-term capital gain if the stock has been held for one year or less, assuming the stock is a capital asset in the hands of the U.S. holder. In addition, if the Company declares a distribution in October, November or December of any year that is payable to a U.S. holder of record on a specified date in any such month, such distribution shall be treated as both paid by the Company and received by the U.S. holder on December 31 of such year, provided that the Company actually pays the distribution during January of the following calendar year.
Holders may not include in their individual income tax returns any of the Company’s net operating losses or capital losses. Instead, the Company would carry over such losses for potential offset against the Company’s future income. Under amendments made by the TCJA to Section 172 of the Code, the Company’s deduction for any net operating loss carryforwards arising from losses it sustains in taxable years beginning after December 31, 2017, is limited to 80% of its REIT taxable income (determined without regard to the deduction for dividends paid), and any unused portion of losses arising in taxable years ending after December 31, 2017, may not be carried back, but may be carried forward indefinitely.
Taxable distributions from the Company and gain from the disposition of our stock will not be treated as passive activity income, and, therefore, holders generally will not be able to apply any “passive activity losses,” such as losses from certain types of limited partnerships in which the holder is a limited partner, against such income. In addition, taxable distributions from the Company and gain from the disposition of our stock generally may be treated as investment income for purposes of the investment interest limitations (although any capital gains so treated will not qualify for the lower 20% tax rate applicable to capital gains of U.S. holders taxed at individual rates). The Company will notify holders after the close of the Company’s taxable year as to the portions of its distributions attributable to that year that constitute ordinary income, return of capital and capital gain.
If excess inclusion income from a TMP or REMIC residual interest is allocated to any U.S. holder, that income will be taxable in the hands of the U.S. holder and would not be offset by any net operating losses of the U.S. holder that would otherwise be available. Refer to the section entitled “—Requirements for Qualification—Taxable Mortgage Pools.” As required by IRS guidance, the Company intends to notify its U.S. holders if a portion of a dividend paid by it is attributable to excess inclusion income.
Taxation of U.S. Holders on the Disposition of Colony Credit Real Estate Inc.’s Stock
In general, a U.S. holder will realize gain or loss upon the sale, redemption or other taxable disposition of our stock in an amount equal to the difference between the sum of the fair market value of any property and the amount of cash received in such disposition and the U.S. holder’s adjusted tax basis in the common stock at the time of the disposition. In general, a U.S. holder who is not a dealer in securities must treat any gain or loss realized upon a taxable disposition of our stock as long-term capital gain or loss if the U.S. holder has held the stock for more than one year and otherwise as short-term capital gain or loss. However, a U.S. holder must treat any loss upon a sale or exchange of stock held by such holder for six months or less as a long-term capital loss to the extent of any actual or deemed distributions from the Company that such U.S. holder previously has characterized as long-term capital gain. All or a portion of any loss that a U.S. holder realizes upon a taxable disposition of the stock may be disallowed if the U.S. holder purchases other substantially identical shares of our stock within 30 days before or after the disposition (in which case, the basis of the shares acquired would be adjusted to reflect the disallowed loss).
Capital Gains and Losses
A taxpayer generally must hold a capital asset for more than one year for gain or loss derived from its sale or exchange to be treated as long-term capital gain or loss. The highest marginal individual income tax rate is currently 37%. However, the maximum tax rate on long-term capital gain applicable to U.S. holders taxed at individual rates is 20%. The maximum tax rate on long-term capital gain from the sale or exchange of “Section 1250 property,” or depreciable real property, is 25% computed on the lesser of the total amount of the gain or the accumulated Section 1250 depreciation. In addition, capital gains recognized by certain individuals, trusts and estates whose income exceeds certain thresholds are subject to a 3.8% Medicare tax. With respect to distributions that the Company designates as capital gain dividends and any retained capital gain that it is deemed to distribute, the Company generally may designate whether such a distribution is taxable to its U.S. holders taxed at individual rates at a 20% or 25% rate. Thus, the tax rate differential between capital gain and ordinary income for those taxpayers may be significant. In addition, the characterization of income as capital gain or ordinary income may affect the deductibility of capital losses. A non-corporate taxpayer may deduct capital losses not offset by capital gains against its ordinary income only up to a maximum annual amount of $3,000. A non-corporate taxpayer may carry forward unused capital losses indefinitely. A corporate taxpayer must pay tax on its net capital gain at ordinary corporate rates. A corporate taxpayer may deduct capital losses only to the extent of capital gains, with unused losses being carried back three years and forward five years.
Expansion of Medicare Tax
The Health Care and Reconciliation Act of 2010 requires that, in certain circumstances, certain U.S. holders that are individuals, estates, and trusts pay a 3.8% tax on “net investment income,” which includes, among other things, dividends on and gains from the sale or other disposition of REIT shares. The temporary 20% deduction allowed by Section 199A of the Code, as added by the TCJA, with respect to ordinary REIT dividends received by non-corporate taxpayers is allowed only for purposes of Chapter 1 of the Code and thus is apparently not allowed as a deduction allocable to such dividends for purposes of determining the amount of net investment income subject to the 3.8% Medicare tax, which is imposed under Chapter 2A of the Code. Prospective investors should consult their own tax advisors regarding this legislation.
Taxation of Tax-Exempt Holders
Tax-exempt entities, including qualified employee pension and profit-sharing trusts and individual retirement accounts and annuities, generally are exempt from U.S. federal income taxation. However, they are subject to taxation on their unrelated business taxable income, or UBTI. While many investments in real estate generate UBTI, the IRS has issued a published ruling that dividend distributions from a REIT to an exempt employee pension trust do not constitute UBTI, provided that the exempt employee pension trust does not otherwise use the shares of the REIT in an unrelated trade or business of the pension trust. Based on that ruling, amounts that the Company distributes to tax-exempt holders generally should not constitute UBTI. However, if a tax-exempt holder were to finance its investment in our stock with debt, a portion of the income that it receives from the Company would constitute UBTI pursuant to the “debt-financed property” rules. In addition, the Company’s dividends that are attributable to excess inclusion income will constitute UBTI in the hands of most tax-exempt holders. Refer to the section entitled “— Requirements for Qualification—Taxable Mortgage Pools.” Furthermore, social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under special provisions of the U.S. federal income tax laws are subject to different UBTI rules, which generally will require them to characterize distributions that they receive from the Company as UBTI. Finally, in certain circumstances, a qualified employee pension or profit-sharing trust that owns more than 10% of our stock is required to treat a percentage of the dividends that it receives from the Company as UBTI if the Company is a “pension-held REIT.” Such percentage is equal to the gross income that the Company derives from an unrelated trade or business, determined as if the Company were a pension trust, divided by the Company’s total gross income for the year in which the Company pays the dividends. That rule applies to a pension trust holding more than 10% of our stock only if:

•	the percentage of the Company’s dividends that the tax-exempt trust would be required to treat as UBTI is at least 5%;

•
the Company qualifies as a REIT by reason of the modification of the rule requiring that no more than 50% of our stock be owned by five or fewer individuals that allows the beneficiaries of the pension trust to be treated as holding our stock in proportion to its actuarial interests in the pension trust (refer to the section entitled “-Requirements for Qualification”); and

•
either: (i) one pension trust owns more than 25% of the value of our stock; or (ii) a group of pension trusts individually holding more than 10% of the value of our stock collectively owns more than 50% of the value of our stock.

Taxation of Non-U.S. Holders
The rules governing U.S. federal income taxation of non-U.S. holders of stock are complex. This section is only a summary of such rules. Non-U.S. holders are urged to consult their tax advisors to determine the impact of U.S. federal, state, local and foreign income tax laws on the ownership of our stock, including any reporting requirements.
A non-U.S. holder that receives a distribution that is not attributable to gain from the Company’s sale or exchange of a United States Real Property Interests, or USRPI, and that the Company does not designate as a capital gain dividend or retained capital gain, will recognize ordinary income to the extent that the Company pays such distribution out of its current or accumulated earnings and profits. A withholding tax equal to 30% of the gross amount of the distribution ordinarily will apply to such distribution unless an applicable tax treaty reduces or eliminates the tax. The Company’s dividends that are attributable to excess inclusion income will be subject to the 30% withholding tax, without reduction for any otherwise applicable income tax treaty. Refer to the section entitled “— Requirements for Qualification—Taxable Mortgage Pools.” If a distribution is treated as effectively connected with the non-U.S. holder’s conduct of a U.S. trade or business, the non-U.S. holder generally will be subject to U.S. federal income tax on the distribution at graduated rates, in the same manner as U.S. holders are taxed with respect to such distribution, and a non-U.S. holder that is a corporation also may be subject to the 30% branch profits tax with respect to the distribution. The Company plans to withhold U.S. income tax at the rate of 30% on the gross amount of any such distribution paid to a non-U.S. holder unless either:

•	a lower treaty rate applies and the non-U.S. holder provides an IRS Form W-8BEN or W-8BEN-E to the Company evidencing eligibility for that reduced rate; or

•	the non-U.S. holder files an IRS Form W-8ECI with the Company claiming that the distribution is effectively connected income.
A non-U.S. holder will not incur tax on a distribution in excess of the Company’s current and accumulated earnings and profits if the excess portion of such distribution does not exceed the holder’s adjusted basis of its stock. Instead, the excess portion of such distribution will reduce the adjusted basis of such stock. A non-U.S. holder will be subject to tax on a distribution that exceeds both the Company’s current and accumulated earnings and profits and the holder’s adjusted basis of its stock, if the non-U.S. holder otherwise would be subject to tax on gain from the sale or disposition of its stock, as described below. Because the Company generally cannot determine at the time it makes a distribution whether the distribution will exceed its current and accumulated earnings and profits, the Company normally will withhold tax on the entire amount of any distribution at the same rate as it would withhold on a dividend. However, a non-U.S. holder may claim a refund of amounts that the Company withholds if the Company later determines that a distribution in fact exceeded the Company’s current and accumulated earnings and profits.
If the Company is treated as a “United States real property holding corporation,” as described below, it will be required to withhold 15% of any distribution that exceeds its current and accumulated earnings and profits. Consequently, although the Company intends to withhold at a rate of 30% on the entire amount of any distribution, to the extent that it does not do so, the Company may withhold at a rate of 15% on any portion of a distribution not subject to withholding at a rate of 30%.
For any year in which the Company qualifies as a REIT, a non-U.S. holder will incur tax on distributions that are attributable to gain from the Company’s sale or exchange of a USRPI under Foreign Investment in Real Property, or FIRPTA. A USRPI includes certain interests in real property and stock in “United States real property holding corporations,” which are corporations at least 50% of whose assets consist of interests in real property. Under FIRPTA, a non-U.S. holder is taxed on distributions attributable to gain from sales of USRPIs as if such gain were effectively connected with a U.S. business of the non-U.S. holder. A non-U.S. holder thus would be taxed on such a distribution at the normal capital gains rates applicable to U.S. holders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual. A non-U.S. corporate holder not entitled to treaty relief or an exemption also may be subject to the 30% branch profits tax on such a distribution. The Company must withhold 21% of any distribution that it could designate as a capital gain dividend. A non-U.S. holder may receive a credit against its tax liability for the amount the Company withholds.
Capital gain distributions to a non-U.S. holder that are attributable to the Company’s sale of real property will be treated as ordinary dividends rather than as gain from the sale of a USRPI, as long as: (i)(A) such class of our stock is “regularly traded” on an established securities market in the United States; and (B) the non-U.S. holder did not own more than 10% of the applicable class of our stock at any time during the one-year period prior to the distribution; or (ii) the non-U.S. holder was treated as a “qualified shareholder” as discussed below. As a result, non-U.S. holders owning 10% or less of the applicable class of our stock that is “regularly traded” generally will be subject to withholding tax on such capital gain distributions in the same manner as they are subject to withholding tax on ordinary dividends. If a class of our stock is not regularly traded on an established securities market in the United States or the non-U.S. holder owned more than 10% of our stock at any time during the one-year period prior to the distribution, capital gain distributions that are attributable to the Company’s sale of real property would be subject to tax under FIRPTA, as described in the preceding paragraph. Moreover, if a non-U.S. holder disposes of our stock during the 30-day period preceding a dividend payment, and such non-U.S. holder (or a person related to such non-U.S. holder) acquires or enters into a contract or option to acquire our stock within 61 days of the first day of the 30-day period described above, and any portion of such dividend payment would, but for the disposition, be treated as a USRPI capital gain to such non-U.S. holder, then such non-U.S. holder shall be treated as having USRPI capital gain in an amount that, but for the disposition, would have been treated as USRPI capital gain.
Although the law is not clear on the matter, it appears that amounts the Company designates as retained capital gains in respect of the stock held by U.S. holders generally should be treated with respect to non-U.S. holders in the same manner as actual distributions by the Company of capital gain dividends. Under this approach, a non-U.S. holder would be able to offset as a credit against its U.S. federal income tax liability its proportionate share of the tax paid by the Company on such retained capital gains, and to receive from the IRS a refund to the extent the non-U.S. holder’s proportionate share of such tax paid by the Company exceeds its actual U.S. federal income tax liability, provided that the non-U.S. holder furnishes required information to the IRS on a timely basis, which may require the filing of a tax return with the IRS.
A non-U.S. holder generally will not incur tax under FIRPTA with respect to gain realized upon a disposition of our stock as long as the Company: (i) is not a “United States real property holding corporation” during a specified testing period; or (ii) is a domestically controlled qualified investment entity. A domestically controlled qualified investment entity includes a REIT, less than 50% of the value of which is held directly or indirectly by foreign persons at all times during a specified testing period. The Company believes that it will be a domestically controlled qualified investment entity, but because our stock will be publicly traded, it cannot assure you that it in fact will be a domestically controlled qualified investment entity. However, even if the Company was a “United States real property holding corporation” and it was not a domestically controlled qualified investment entity, a non-U.S. holder that owned, actually or constructively, 10% or less of the applicable class of our stock at all times during a specified testing period would not incur tax under FIRPTA if that class of our stock is “regularly traded” on an established securities market. Because the Company’s common and preferred stock will be regularly traded on an established securities market, a non-U.S. holder will not incur tax under FIRPTA with respect to any such gain unless it owns, actually or constructively, more than 10% of the applicable class of our stock. If the gain on the sale of our stock were taxed under FIRPTA, a non-U.S. holder would be taxed in the same manner as U.S. holders with respect to such gain, subject to applicable alternative minimum tax or a special alternative minimum tax in the case of nonresident alien individuals. Furthermore, a non-U.S. holder will incur tax on gain not subject to FIRPTA if: (i) the gain is effectively connected with the non-U.S. holder’s U.S. trade or business, in which case the non-U.S. holder will be subject to the same treatment as U.S. holders with respect to such gain; or (ii) the non-U.S. holder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a “tax home” in the United States, in which case the non-U.S. holder will incur a 30% tax on his capital gains.
Qualified Shareholders
Subject to the exception discussed below, any distribution to a “qualified shareholder,” as defined below, who holds our stock directly or indirectly (through one or more partnerships) will not be subject to U.S. tax as income effectively connected with a U.S. trade or business and thus will not be subject to special withholding rules under FIRPTA. While a “qualified shareholder” will not be subject to FIRPTA withholding on REIT distributions, certain investors of a “qualified shareholder” (i.e., non-U.S. persons who hold interests in the “qualified shareholder” (other than interests solely as a creditor), and hold more than 10% of our stock (whether or not by reason of the investor’s ownership in the “qualified shareholder”)) may be subject to FIRPTA withholding.
In addition, a sale of our stock by a “qualified shareholder” who holds such stock directly or indirectly (through one or more partnerships) will not be subject to U.S. federal income taxation under FIRPTA. As with distributions, certain investors of a “qualified shareholder” (i.e., non-U.S. persons who hold interests in the “qualified shareholder” (other than interests solely as a creditor), and hold more than 10% of our stock (whether or not by reason of the investor’s ownership in the “qualified shareholder”)) may be subject to FIRPTA withholding on a sale of our stock.
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
Qualified Foreign Pension Funds
Any distribution to a “qualified foreign pension fund” (or an entity all of the interests of which are held by a “qualified foreign pension fund”) who holds our stock directly or indirectly (through one or more partnerships) will not be subject to U.S. tax as income effectively connected with a U.S. trade or business and thus will not be subject to special withholding rules under FIRPTA. In addition, a sale of our stock by a “qualified foreign pension fund” that holds such stock directly or indirectly (through one or more partnerships) will not be subject to U.S. federal income taxation under FIRPTA.
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
FATCA Withholding
Under the Foreign Account Tax Compliance Act, or FATCA, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. holders if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2018 by certain non-U.S. holders (subject to the proposed Treasury Regulations discussed below). If payment of withholding taxes is required, non-U.S. holders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction. The Company will not pay any additional amounts in respect of any amounts withheld.
While withholding under FATCA would have applied to payments of gross proceeds from the sale or disposition of our stock received after December 31, 2018, proposed Treasury Regulations eliminate FATCA withholding on payments of gross proceeds entirely. Taxpayers generally may rely on these proposed Treasury Regulations until final Treasury Regulations are issued.
Information Reporting Requirements and Backup Withholding; Shares Held Offshore
The Company will report to its holders and to the IRS the amount of distributions it pays during each calendar year, and the amount of tax it withholds, if any. Under the backup withholding rules, a holder may be subject to backup withholding at a rate of 28% with respect to distributions unless the holder:

•	is a corporation or qualifies for certain other exempt categories and, when required, demonstrates this fact; or

•	provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with the applicable requirements of the backup withholding rules.
A holder who does not provide the Company with its correct taxpayer identification number also may be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be creditable against the holder’s income tax liability. In addition, the Company may be required to withhold a portion of capital gain distributions to any U.S. holders who fail to certify their non-foreign status to the Company.
Backup withholding will generally not apply to payments of dividends made by the Company or its paying agents, in their capacities as such, to a non-U.S. holder, provided that the non-U.S. holder furnishes to the Company or its paying agent the required certification as to its non-U.S. status, such as providing a valid IRS Form W-8BEN, W-8BEN-E or W-8ECI, or certain other requirements are met. Notwithstanding the foregoing, backup withholding may apply if either the Company or its paying agent has actual knowledge, or reason to know, that the holder is a U.S. person that is not an exempt recipient. Payments of the net proceeds from a disposition or a redemption effected outside the United States by a non-U.S. holder made by or through a foreign office of a broker generally will not be subject to information reporting or backup withholding. However, information reporting (but not backup withholding) generally will apply to such a payment if the broker has certain connections with the U.S. unless the broker has documentary evidence in its records that the beneficial owner is a non-U.S. holder and specified conditions are met or an exemption is otherwise established. Payment of the net proceeds from a disposition by a non-U.S. holder of our stock made by or through the U.S. office of a broker is generally subject to information reporting and backup withholding unless the non-U.S. holder certifies under penalties of perjury that it is not a U.S. person and satisfies certain other requirements or otherwise establishes an exemption from information reporting and backup withholding.
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
Under FATCA, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by U.S. holders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. The Company will not pay any additional amounts in respect of any amounts withheld.
Other Tax Consequences
Tax Aspects of Colony Credit Real Estate Inc.’s Investments in the Operating Partnership and the Subsidiary Partnerships
The following discussion summarizes certain U.S. federal income tax considerations applicable to the Company’s direct or indirect investments in the Company’s Operating Partnership and any subsidiary partnerships or limited liability companies that the Company forms or acquires interests in and that are treated as partnerships for U.S. federal income tax purposes (individually, “Partnership” and, collectively, as the “Partnerships”). The discussion does not cover state or local tax laws or any U.S. federal tax laws other than income tax laws. The Company will include in its income its proportionate share of Partnership items of income, gain, loss, deduction or credit for purposes of the REIT income tests, and will include its proportionate share of assets held by the Partnerships based on its capital interest in such partnerships (other than for purposes of the 10% value test, for which the determination of our interest in partnership assets will be based on our proportionate interest in any securities issued by the partnership, other than certain securities specifically excluded under the Code). The Company’s interest in a Partnership is calculated based on either the Company’s percentage ownership of the capital of the Partnership or based on the allocations provided in the applicable partnership or limited liability company agreement, using the more conservative calculation. Consequently, to the extent that the Company holds an equity interest in a Partnership, the Partnership’s assets and operations may affect its ability to qualify as a REIT, even though the Company may have no control, or have only limited influence, over the Partnership.
Classification as Partnerships. The Company is entitled to include in its income its distributive share of each Partnership’s income and to deduct its distributive share of each Partnership’s losses only if such Partnership is classified for U.S. federal income tax purposes as a partnership (or an entity that is disregarded for U.S. federal income tax purposes if the entity has only one owner or member) rather than as a corporation or an association taxable as a corporation. An unincorporated domestic entity with at least two owners or members will be classified as a partnership, rather than as a corporation, for U.S. federal income tax purposes if it:

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
A publicly traded partnership is a partnership whose interests are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. A publicly traded partnership will not, however, be treated as a corporation for any taxable year if, for each taxable year beginning after December 31, 1987 in which it was classified as a publicly traded partnership, 90% or more of the partnership’s gross income for such year consists of certain passive-type income, including real property rents, gains from the sale or other disposition of real property, interest and dividends, or the 90% passive income exception. Treasury Regulations provide additional limited safe harbors from the definition of a publicly traded partnership. Pursuant to the private placement exclusion safe harbor, interests in a partnership will not be treated as readily tradable on a secondary market or the substantial equivalent thereof if: (i) all interests in the partnership were issued in a transaction or transactions that were not required to be registered under the Securities Act; and (ii) the partnership does not have more than 100 partners at any time during the partnership’s taxable year. In determining the number of partners in a partnership, a person owning an interest in a partnership, grantor trust or S corporation that owns an interest in the partnership is treated as a partner in such partnership only if: (i) substantially all of the value of the owner’s interest in the entity is attributable to the entity’s direct or indirect interest in the partnership; and (ii) a principal purpose of the use of the entity is to permit the partnership to satisfy the 100-partner limitation. Each Partnership is expected to qualify for treatment as a partnership for U.S. federal income tax purposes pursuant to the 90% passive income exception or the private placement safe harbor. The Company has not requested, and does not intend to request, a ruling from the IRS that the Partnerships will be classified as partnerships for U.S. federal income tax purposes.
If, for any reason, a Partnership in which the Company owned more than 10% of the equity were taxable as a corporation, rather than as a partnership, for U.S. federal income tax purposes, the Company likely would not be able to qualify as a REIT unless it qualified for certain relief provisions. Refer to the sections entitled “—Requirements for Qualification—Gross Income Tests” and “—Requirements for Qualification—Asset Tests.” In addition, any change in a Partnership’s status for tax purposes might be treated as a taxable event, in which case the Company might incur tax liability without any related cash distribution. Refer to the section entitled “—Requirements for Qualification—Distribution Requirements.” Further, items of income and deduction of such Partnership would not pass through to its partners, and its partners would be treated as holders for tax purposes. Consequently, such Partnership would be required to pay income tax at corporate rates on its net income and distributions to its partners would constitute dividends that would not be deductible in computing such Partnership’s taxable income.
Income Taxation of the Partnerships and their Partners
Partners, Not the Partnerships, Subject to Tax. A partnership generally is not a taxable entity for U.S. federal income tax purposes. Rather, the Company is required to take into account its allocable share of each Partnership’s income, gains, losses, deductions and credits for any taxable year of such Partnership ending within or with the Company’s taxable year, without regard to whether the Company has received or will receive any distribution from such Partnership. For taxable years beginning after December 31, 2017, however, the tax liability for adjustments to a Partnership’s tax returns made as a result of an audit by the IRS will be imposed on the Partnership itself in certain circumstances absent an election to the contrary.
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
Basis in Partnership Interest. The Company’s adjusted tax basis in any Partnership generally is equal to:

•	the amount of cash and the basis of any other property contributed by the Company to the Partnership;

•	increased by the Company’s allocable share of the Partnership’s income and its allocable share of indebtedness of the Partnership; and

•
reduced, but not below zero, by the Company’s allocable share of the Partnership’s loss and the amount of cash distributed to the Company and by constructive distributions resulting from a reduction in the Company’s share of indebtedness of the Partnership.

If the allocation of the Company’s distributive share of the Partnership’s loss would reduce the adjusted tax basis of the Company’s partnership interest below zero, the recognition of such loss will be deferred until such time as the recognition of such loss would not reduce the Company’s adjusted tax basis below zero. To the extent that the Partnership’s distributions or any decrease in the Company’s share of the indebtedness of the Partnership, which is considered a constructive cash distribution to the partners, would reduce the Company’s adjusted tax basis below zero, such distributions or decreases will constitute taxable income to the Company. Such distributions and constructive distributions normally will be characterized as long-term capital gain.
Depreciation Deductions Available to Partnerships. The initial tax basis of property is the amount of cash and the basis of property given as consideration for the property. The Partnership’s initial basis in contributed properties acquired in exchange for units of the Partnership should be the same as the transferor’s basis in such properties on the date of acquisition. Although the law is not entirely clear, the Partnership generally will depreciate such property for U.S. federal income tax purposes over the same remaining useful lives and under the same methods used by the transferors. The Partnership’s tax depreciation deductions will be allocated among the partners in accordance with their respective interests in the Partnership, except to the extent that the Partnership is required under the U.S. federal income tax laws governing partnership allocations to use another method for allocating tax depreciation deductions attributable to contributed or revalued properties, which could result in the Company receiving a disproportionate share of such deductions.
Legislative or Other Actions Affecting REITs
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Company cannot give you any assurances as to whether, or in what form, any proposals affecting REITs or their holders will be enacted. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in the Company’s stock. Holders should consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws and on an investment in our stock.
State, Local and Foreign Taxes
The Company and/or you may be subject to taxation by various states, localities and foreign jurisdictions, including those in which the Company or a holder transacts business, owns property or resides. The state, local and foreign tax treatment may differ from the U.S. federal income tax treatment described above. Consequently, you are urged to consult your tax advisors regarding the effect of state, local and foreign tax laws upon an investment in our stock.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019
Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.
Item 14. Principal Accounting Fees and Services
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.

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
(a)(3) Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Colony Credit Real Estate, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Colony Credit Real Estate, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of Real Estate Held for Investment for Impairment
Description of the Matter
As of December 31, 2019, the Company has $1.5 billion of real estate held for investment. As discussed in Notes 2 and 15 to the consolidated financial statements, the Company evaluates its real estate held for investment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the undiscounted cash flows indicate that an investment will not be recoverable, the carrying value of the property is reduced to its estimated fair value, determined based upon a direct capitalization model, and an impairment charge is recognized. The Company recorded $282.7 million in impairment losses related to real estate held for investment during the year ended December 31, 2019.
Auditing management’s assessment of real estate held for investment for impairment was especially challenging and involved a high degree of subjectivity as a result of the uncertainty inherent in estimating the future net cash flows of the properties. The estimated future net cash flows, and the fair value of the properties, are based on significant assumptions, including market rental rates and leasing trends, the estimated holding period for individual properties and exit capitalization rates, that are forward looking and could be affected by future economic and market conditions. Additionally, the estimated undiscounted future net cash flows that are expected to be generated by a property and the estimated fair value of the properties are highly sensitive to relatively small changes in one or more of those assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to assess real estate held for investment for impairment. For example, we tested controls over management’s process for identifying and evaluating potential impairment indicators as well as management’s review of the properties’ expected future net cash flows and, when applicable, its estimated fair value, including the significant assumptions described above.
To test the Company’s estimated net future cash flows used to assess the recoverability of its real estate held for investment and, when applicable, the estimated fair value and measurement of an impairment loss, we performed audit procedures that included, among others, testing the significant assumptions described above and the underlying data used in the impairment analyses as well as the clerical accuracy of the total undiscounted cash flows in each analysis. In certain instances, we involved our internal real estate valuation professionals to assist in performing these procedures. We compared the significant assumptions used by management to current industry and economic trends, observable market-specific data and to the historical results of the properties.

Provision for Loan Losses including Loans Held in Unconsolidated Ventures
Description of the Matter
The Company’s loans and preferred equity held for investment portfolio totaled $2.6 billion as of December 31, 2019, and the provision for loan losses was $272.6 million for the period ended December 31, 2019. In addition, the Company holds certain loans and preferred equity through joint ventures. These joint ventures are accounted for as equity method investments and totaled $595.3 million as of December 31, 2019. As described in Note 4 and Note 5 to the consolidated financial statements, the Company’s loans and preferred equity held for investment, including those held in unconsolidated ventures, are evaluated for possible indicators of impairment on a quarterly basis. The loans and preferred equity, including those held in unconsolidated ventures, are typically collateralized by commercial real estate. As a result, the Company regularly evaluates the extent and impact of any deterioration associated with the performance and/or value of the underlying collateral as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. If an impairment indicator exists, the Company will measure the fair value of the underlying collateral consistent with its real estate held for investment as described above and recognize a provision for loan loss and/or other than temporary impairment based on the difference between the carrying value of the loan and the fair value of the underlying collateral.
Auditing management’s estimate of the provision for loan losses, including those held in unconsolidated ventures, involved a high degree of subjectivity in the assessment of whether events or changes in circumstances have occurred indicating that the carrying amounts of loans receivable may not be recoverable and the measurement of any loss and/or impairment recognized. Complex auditor judgment was required to evaluate whether management appropriately identified impairment indicators based upon its review of the borrower’s financial information and business plans, collateral performance and assessment of market factors. If an impairment indicator exists, the future net cash flows of the underlying collateral are estimated based on significant assumptions, including market rental rates and leasing trends, the estimated holding period for individual properties and exit capitalization rates, that are forward looking and could be affected by future economic and market conditions. The estimated fair value of certain underlying real estate assets was highly sensitive to relatively small changes in one or more of those assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to evaluate if impairment indicators exist for loans held for investment, including those held in unconsolidated ventures, and the measurement and recognition of any related loss and/or impairment. For example, we tested controls over management’s review for the identification of impairment indicators and its review of the significant assumptions and data inputs utilized in the estimate of the fair value of the underlying collateral.
We performed audit procedures that included, among others, testing management’s identification of impaired loans, including those held in unconsolidated ventures. For example, we evaluated management’s analysis of impairment indicators, performed independent loan and credit file review procedures for a sample of loans, and assessed management’s estimates of expected future net cash flows and the fair value of the underlying collateral. We also evaluated the impact of economic and market factors affecting the borrower, sponsor, or asset type and reviewed the payment history for all loans, including those held in unconsolidated ventures, to determine whether borrowers are making contractual payments in accordance with the loan agreements. For loans with impairment indicators, we performed audit procedures that included, among others, testing the significant assumptions as described above to determine the fair value of the underlying collateral. In certain instances, we involved our internal real estate valuation professionals to assist in performing these procedures.

Valuation of Real Estate Acquired by Foreclosure
Description of the Matter
As discussed in Note 2 and Note 7 to the consolidated financial statements, the Company receives foreclosed properties in full or partial settlement of loans held for investment by taking legal title or physical possession of the properties. During the year ended December 31, 2019, the Company acquired a total of $127.4 million of assets through foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized as provision for loan loss and the cumulative provision for loan loss is charged off. The fair value of real estate acquired is allocated based upon the relative fair value of the acquired tangible and intangible assets and liabilities assumed.
Auditing management’s assessment of the fair value of real estate acquired by foreclosure involved a high degree of subjectivity due to the significant estimation required in determining the fair value of acquired tangible and intangible assets and liabilities assumed. The Company utilized the sales comparison approach to measure the fair value of the acquired land, the income approach or the replacement cost method to measure the fair value of the acquired buildings and the discounted cash flow method to measure the fair value of the remaining tangible and intangible assets acquired and liabilities assumed. The estimates of fair value and the resulting provision for loan loss were sensitive to changes in the significant assumptions including projected revenue growth rates, discount rates, market rental rates, base costs and capitalization rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to estimate fair value of real estate acquired by foreclosure. For example, we tested controls over the management’s review of the valuation models and significant assumptions described above as well as the accuracy of the underlying data used in the analyses.
To test the estimated fair value of real estate acquired by foreclosure, our audit procedures included, among others, evaluating the significant assumptions and methodologies described above used in developing the fair value estimates of the tangible assets and intangible lease assets acquired and liabilities assumed and testing the completeness and accuracy of the underlying data used in the analysis. We also involved our internal real estate valuation professionals to assist us in evaluating the methodologies used by the Company, performing procedures to corroborate the reasonableness of the significant assumptions utilized in developing the fair value estimates, and performing corroborative calculations to assess the reasonableness of the estimated fair value of the tangible and intangible assets acquired and liabilities assumed. For example, our internal real estate valuation professionals used independently identified data sources to evaluate the appropriateness of management’s selected comparable land sales and obtained market specific information for the revenue growth rates, discount rates, market rental rates, and capitalization rates to corroborate the assumptions utilized by the Company.

Recognition of Payment-in-Kind ("PIK") Interest
Description of the Matter
The Company holds certain loan investments that include a Payment-in-Kind (“PIK”) interest income arrangement, either in total or in part. In addition, the Company holds certain loan investments that include PIK interest through unconsolidated joint ventures accounted for as equity method investments. The Company will recognize PIK interest on an accrual basis to the extent that management determines there is sufficient value in the assets securing the loan to support the accrual and that such amounts are expected to be collected. The Company evaluates its accrued PIK interest periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be realized.
Auditing the recognition of PIK interest including the Company’s assessment that such amounts will be realized was especially challenging and involved a high degree of subjectivity as a result of the estimation uncertainty inherent in these evaluations. Specifically, there is significant judgment in the evaluation of the estimated projected future performance of the real estate development and/or operating real estate securing the loan due to the significant assumptions used in the estimation of the future net cash flows to determine whether PIK interest will be realized. The estimates of the future net cash flows to be derived from the real estate development and/or operating real estate securing the loan are based on assumptions including market rental rates and leasing trends, development costs, exit capitalization rates and discount rates. These assumptions are forward looking and could be affected by future economic and market conditions. If it is determined that there is insufficient value to support the realization of PIK interest or management does not expect the borrower to be able to pay all the principal and interest due at or before maturity, the Company will cease accruing PIK interest. In addition, the Company will measure the related Provision for Loan Losses as described above.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s PIK interest recognition process including its realization assessment. For example, we tested controls over management’s assessment of future performance of the underlying operating real estate described above including the assumptions in estimating development’s and/or property’s expected future net cash flows.
To test the recognition of PIK interest, we performed audit procedures that included, among others, testing the significant assumptions described above and the underlying data used by the Company in its analyses. For example, we assessed management’s analysis of indicators that the carrying amounts of the loans investments that include PIK interest may not be recoverable, performed independent loan review procedures for a sample of loans, and evaluated management’s expected future net cash flows estimates. In certain cases, we involved our internal real estate valuation professionals to assist in performing these procedures. We compared the significant assumptions used by management to current industry and economic trends and observable market-specific data as well as to the historical results of the properties.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
February 28, 2020

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$69,619	$77,317
Restricted cash	126,065	110,146
Loans and preferred equity held for investment, net	2,576,332	2,020,497
Real estate securities, available for sale, at fair value	252,824	228,185
Real estate, net	1,484,796	1,959,690
Investments in unconsolidated ventures ($10,283 and $160,851 at fair value, respectively)	595,305	903,037
Receivables, net	46,456	48,806
Deferred leasing costs and intangible assets, net	112,762	134,068
Assets held for sale	189,470	—
Other assets	87,707	62,006
Mortgage loans held in securitization trusts, at fair value	1,872,970	3,116,978
Total assets	$7,414,306	$8,660,730
Liabilities
Securitization bonds payable, net	$833,153	$81,372
Mortgage and other notes payable, net	1,256,112	1,173,019
Credit facilities	1,099,233	1,365,918
Due to related party (Note 11)	11,016	15,019
Accrued and other liabilities	140,424	106,187
Intangible liabilities, net	22,149	15,096
Liabilities related to assets held for sale	294	—
Escrow deposits payable	74,497	65,995
Dividends payable	13,164	18,986
Mortgage obligations issued by securitization trusts, at fair value	1,762,914	2,973,936
Total liabilities	5,212,956	5,815,528
Commitments and contingencies (Note 18)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 and 905,000,000 shares authorized, 128,538,703 and 83,410,376 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,285	834
Class B-3, no shares authorized, issued and outstanding as of December 31, 2019 and 45,000,000 shares authorized and 44,399,444 shares issued and outstanding as of December 31, 2018	—	444
Additional paid-in capital	2,909,181	2,899,353
Accumulated deficit	(819,738)	(193,327)
Accumulated other comprehensive income (loss)	28,294	(399)
Total stockholders’ equity	2,119,022	2,706,905
Noncontrolling interests in investment entities	31,631	72,683
Noncontrolling interests in the Operating Partnership	50,697	65,614
Total equity	2,201,350	2,845,202
Total liabilities and equity	$7,414,306	$8,660,730

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

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$14,109	$12,561
Restricted cash	25,646	18,464
Loans and preferred equity held for investment, net	1,016,781	167,219
Real estate, net	381,608	547,444
Receivables, net	26,044	17,811
Deferred leasing costs and intangible assets, net	36,323	38,681
Assets held for sale	102,397	—
Other assets	26,463	1,698
Mortgage loans held in securitization trusts, at fair value	1,872,970	3,116,978
Total assets	$3,502,341	$3,920,856
Liabilities
Securitization bonds payable, net	$833,153	$43,870
Mortgage and other notes payable, net	341,480	325,187
Credit facilities	23,882	—
Accrued and other liabilities	124,969	32,452
Intangible liabilities, net	20,230	11,993
Liabilities related to assets held for sale	251	—
Escrow deposits payable	10,485	9,603
Mortgage obligations issued by securitization trusts, at fair value	1,762,914	2,973,936
Total liabilities	$3,117,364	$3,397,041

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2019	2018	2017
Net interest income
Interest income	$175,169	$151,653	$140,214
Interest expense	(87,730)	(47,074)	(21,019)
Interest income on mortgage loans held in securitization trusts	120,203	143,371	—
Interest expense on mortgage obligations issued by securitization trusts	(109,964)	(132,411)	—
Net interest income	97,678	115,539	119,195

Property and other income
Property operating income	253,955	178,339	23,750
Other income	2,333	3,651	791
Total property and other income	256,288	181,990	24,541

Expenses
Management fee expense	42,390	43,190	—
Property operating expense	112,801	73,616	7,978
Transaction, investment and servicing expense	7,191	36,800	2,570
Interest expense on real estate	55,415	43,437	5,095
Depreciation and amortization	103,220	90,986	9,137
Provision for loan losses	220,572	113,911	518
Impairment of operating real estate	282,749	31,813	—
Administrative expense (including $10,810, $7,113 and $0 of equity-based compensation expense, respectively)	31,936	26,634	12,669
Total expenses	856,274	460,387	37,967

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	4,090	5,003	—
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	2,772	(3,447)	—
Other loss, net	(972)	(2,766)	(390)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(496,418)	(164,068)	105,379
Equity in earnings of unconsolidated ventures	36,942	23,774	24,709
Income tax expense	(3,172)	(37,059)	(2,208)
Net income (loss)	(462,648)	(177,353)	127,880
Net (income) loss attributable to noncontrolling interests:
Investment entities	38,208	4,771	(39,376)
Operating Partnership	9,928	4,084	—
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(414,512)	$(168,498)	$88,504

Net income (loss) per common share - basic and diluted (Note 20)	$(3.25)	$(1.41)	$1.86

Weighted average shares of common stock outstanding - basic and diluted (Note 20)	128,391	120,677	44,399
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(462,648)	$(177,353)	$127,880
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	17,848	(1,327)	—
Change in fair value of net investment hedges	15,460	11,305	—
Foreign currency translation loss	(3,901)	(10,387)	—
Total other comprehensive income (loss)	29,407	(409)	—
Comprehensive income (loss)	(433,241)	(177,762)	127,880
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	38,208	4,771	(39,376)
Operating Partnership	9,214	4,094	—
Comprehensive income (loss) attributable to common stockholders	$(385,819)	$(168,897)	$88,504

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	—	$—	—	$—	$714,443	$170,273	$—	$884,716	$350,848	$—	$1,235,564
Equity contribution from the Combination	—	—	—	—	324,358	—	—	324,358	—	—	324,358
Contributions	—	—	—	—	81,549	—	—	81,549	50,503	—	132,052
Distributions	—	—	—	—	(299,319)	—	—	(299,319)	(112,965)	—	(412,284)
Net income	—	—	—	—	—	88,504	—	88,504	39,376	—	127,880
Balance as of December 31, 2017	—	$—	—	$—	$821,031	$258,777	$—	$1,079,808	$327,762	$—	$1,407,570
Contributions	—	—	—	—	—	—	—	—	290	—	290
Distributions	—	—	—	—	—	—	—	—	(20,104)	—	(20,104)
Adjustments related to the Combination	82,484	825	44,399	444	2,072,865	(79,774)	—	1,994,360	(230,494)	73,626	1,837,492
Issuance and amortization of equity-based compensation	968	10	—	—	7,103	—	—	7,113	—	—	7,113
Other comprehensive loss	—	—	—	—	—	—	(399)	(399)	—	(10)	(409)
Dividends and distributions declared ($1.60 per share)	—	—	—	—	—	(203,832)	—	(203,832)	—	(4,905)	(208,737)
Shares canceled for tax withholding on vested stock awards	(42)	(1)	—	—	(659)	—	—	(660)	—	—	(660)
Reallocation of equity	—	—	—	—	(987)	—	—	(987)	—	987	—
Net loss	—	—	—	—	—	(168,498)	—	(168,498)	(4,771)	(4,084)	(177,353)
Balance as of December 31, 2018	83,410	$834	44,399	$444	$2,899,353	$(193,327)	$(399)	$2,706,905	$72,683	$65,614	$2,845,202
Contributions	—	—	—	—	—	—	—	—	156	—	156
Distributions	—	—	—	—	—	—	—	—	(3,000)	—	(3,000)
Conversion of Class B-3 common stock to Class A common stock	44,399	444	(44,399)	(444)	—	—	—	—	—	—	—
Issuance and amortization of equity-based compensation	832	8	—	—	10,802	—	—	10,810	—	—	10,810
Other comprehensive income	—	—	—	—	—	—	28,693	28,693	—	714	29,407
Dividends and distributions declared ($1.65 per share)	—	—	—	—	—	(211,899)	—	(211,899)	—	(5,081)	(216,980)
Shares canceled for tax withholding on vested stock awards	(102)	(1)	—	—	(1,596)	—	—	(1,597)	—	—	(1,597)
Reallocation of equity	—	—	—	—	622	—	—	622	—	(622)	—
Net loss	—	—	—	—	—	(414,512)	—	(414,512)	(38,208)	(9,928)	(462,648)
Balance as of December 31, 2019	128,539	$1,285	—	$—	$2,909,181	$(819,738)	$28,294	$2,119,022	$31,631	$50,697	$2,201,350

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(462,648)	$(177,353)	$127,880
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated ventures	(36,942)	(23,774)	(24,709)
Depreciation and amortization	103,220	90,986	9,137
Straight-line rental income	(6,827)	(6,520)	—
Amortization of above/below market lease values, net	(2,904)	(44)	—
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(13,109)	(7,907)	(8,551)
Amortization of deferred financing costs	9,657	4,794	3,637
Amortization of right-of-use lease assets and operating lease liabilities	101	—	—
Paid-in-kind interest added to loan principal, net of interest received	(7,784)	(5,837)	(1,802)
Distributions of cumulative earnings from unconsolidated ventures	65,136	43,481	7,563
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	(4,090)	(5,003)	—
Realized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(2,772)	3,447	—
Provision for loan losses	220,572	113,911	518
Impairment of operating real estate	282,749	31,813	—
Amortization of equity-based compensation	10,810	7,113	—
Mortgage notes above/below market value amortization	400	(576)	—
Deferred income tax (benefit) expense	(4,652)	28,354	1,744
Other loss	9,678	114	—
Changes in assets and liabilities:
Receivables, net	(9,136)	11,062	—
Deferred costs and other assets	(14,871)	(27,931)	(7,743)
Due to related party	(4,003)	5,710	—
Other liabilities	4,591	14,882	(692)
Net cash provided by operating activities	137,176	100,722	106,982
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(1,350,120)	(919,461)	(200,203)
Repayment on loans and preferred equity held for investment	465,647	626,622	537,532
Proceeds from sale of loans and preferred equity held for investment	—	—	17,509
Cash and restricted cash received in the Combination	—	328,454	—
Cash and restricted cash received through the CLNY Merger	—	—	6,203
Cash and restricted cash related to the deconsolidation of certain CLNY Contributed Portfolio investments	—	(26,112)	—
Proceeds from sale of real estate	85,389	167,877	8,872
Cash and restricted cash received related to foreclosure of loans held for investment	3,436	4,900	—
Acquisition of and additions to real estate, related intangibles and leasing commissions	(24,218)	(415,117)	(312)
Investments in unconsolidated ventures	(47,938)	(239,663)	(16,333)
Proceeds from sale of investments in unconsolidated ventures	115,298	—	—
Distributions in excess of cumulative earnings from unconsolidated ventures	212,611	98,501	55,107
Acquisition of real estate securities, available for sale	—	(58,665)	—
Repayment of principal in mortgage loans held in securitization trusts	47,540	—	—
Cash received in excess of accretion on purchased credit impaired loans	—	—	52,435
Proceeds from sale of mortgage loans held in securitization trusts	39,848	—	—
Net receipts on settlement of derivative instruments	28,890	—	—
Deposit on investments	(372)	(29,423)	—
Change in escrow deposits	7,964	(5,618)	(21,541)
Net cash provided by (used in) investing activities	(416,025)	(467,705)	439,269
Cash flows from financing activities:
Distributions paid on common stock	(217,721)	(185,291)	—
Distributions paid on common stock to noncontrolling interests	(5,081)	(4,460)	—
Shares canceled for tax withholding on vested stock awards	(1,596)	(659)	—
Borrowings from mortgage notes	93,582	246,365	72,189
Repayment of mortgage notes	(8,349)	(141,818)	(342,898)
Borrowings from credit facilities	1,443,118	1,716,362	—
Repayment of credit facilities	(1,709,802)	(999,312)	(717)
Borrowing from securitization bonds	840,423	—	—
Repayment of securitization bonds	(81,372)	(108,246)	—
Repayment of mortgage obligations issued by securitization trusts	(47,540)	—	—
Payment of deferred financing costs	(16,035)	(15,610)	—
Contributions from CLNY owners	—	—	81,549
Distributions to CLNY owners	—	—	(299,319)
Contributions from noncontrolling interests	156	290	50,503
Distributions to noncontrolling interests	(3,000)	(20,104)	(112,965)
Net cash provided by (used in) financing activities	286,783	487,517	(551,658)
Effect of exchange rates on cash, cash equivalents and restricted cash	287	(176)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	8,221	120,358	(5,407)
Cash, cash equivalents and restricted cash - beginning of period	187,463	67,105	72,512
Cash, cash equivalents and restricted cash - end of period	$195,684	$187,463	$67,105
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)

	Year Ended December 31,
	2019	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$77,317	$25,204	$13,982
Restricted cash	110,146	41,901	58,530
Total cash, cash equivalents and restricted cash, beginning of period	$187,463	$67,105	$72,512

End of the period
Cash and cash equivalents	$69,619	$77,317	$25,204
Restricted cash	126,065	110,146	41,901
Total cash, cash equivalents and restricted cash, end of period	$195,684	$187,463	$67,105

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$142,987	$81,683	$22,885
Cash paid (received) for income taxes, net	$(3,093)	$27,178	$10,497
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired in the Combination	$—	$6,651,614	$—
Liabilities assumed in the Combination	—	4,821,133	—
Noncontrolling interests assumed in the Combination	—	82,542	—
Common stock issued for acquisition of NorthStar I and NorthStar II (Note 3)	—	2,021,373	—
Deconsolidation of certain CLNY Contributed Portfolio investments (Note 2)	—	287,021	—
Secured Financing	—	50,314	—
Noncontrolling interests in the Operating Partnership	—	73,626	—
Consolidation of securitization trust (VIE asset/liability additions)	—	211,778	—
Deconsolidation of securitization trust (VIE asset/liability reductions)	(1,239,627)	—	—
Accrual of distribution payable	13,164	18,986	—
Foreclosure of loans held for investment, net of provision for loan losses	127,356	117,878	20,204
Assets acquired through the CLNY Merger (Note 2)	—	—	485,891
Liabilities assumed through the CLNY Merger (Note 2)	—	—	161,533
Right-of-use lease assets and operating lease liabilities	27,496	—	—
Debt assumed related to acquisition of real estate	—	200,153	—
Deferred tax liabilities assumed related to acquisition of real estate	—	35,958	—
Loans held for investment payoff received from servicer	—	10,201	9,720
Conversion of Class B-3 common stock to Class A common stock	444	—	—

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
The Company was organized in the state of Maryland on August 23, 2017. On September 15, 2017, Colony Capital, Inc., formerly Colony NorthStar, Inc. (“Colony Capital”), a publicly traded REIT listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CLNY,” made an initial capital contribution of $1,000 to the Company. On January 31, 2018, the Company completed the transactions contemplated by that certain Master Combination Agreement, dated as of August 25, 2017, as amended and restated on November 20, 2017 (the “Combination Agreement,” as further discussed below). The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2018. Effective June 25, 2018, the Company changed its name from Colony NorthStar Credit Real Estate, Inc. to Colony Credit Real Estate, Inc. Also on June 25, 2018, Colony NorthStar, Inc. changed its name to Colony Capital, Inc. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Credit RE Operating Company, LLC (the “Operating Partnership” or “OP”). At December 31, 2019, the Company owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned by an affiliate of the Company as noncontrolling interests.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Realignment
During the third quarter of 2019, the Company realigned the business and reportable segment information to reflect how the Chief Operating Decision Makers (“CODM”) regularly review and manage the business. Refer to Note 19, “Segment Reporting” for further detail.

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates
The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
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
As of December 31, 2019, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2019, the Company held subordinate tranches of securitization trusts in two Investing VIEs for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trusts. The Company’s subordinate tranches of the securitization trusts, which represent the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trusts, less the Company’s retained interest from the subordinate tranches of the securitization trusts), income and expenses of the Investing VIEs are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trusts only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trusts. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
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
Unconsolidated VIEs
As of December 31, 2019, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Based on management’s analysis,

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of December 31, 2019.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of December 31, 2019 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$252,824	$236,303
Investments in unconsolidated ventures	481,047	531,902
Loans and preferred equity held for investment, net	67,578	67,578
Total assets	$801,449	$835,783

The Company did not provide financial support to the unconsolidated VIEs during the year ended December 31, 2019. As of December 31, 2019, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of real estate securities, available for sale was determined as the amortized cost, which represents the purchase price of the investments adjusted by any unamortized premiums or discounts as of December 31, 2019. The maximum exposure to loss of investments in unconsolidated ventures and loans and preferred equity held for investment, net was determined as the carrying value plus any future funding commitments. Refer to Note 4, “Loans and Preferred Equity Held for Investment, net and Loans Held for Sale” and Note 18, “Commitments and Contingencies” for further discussion.
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
The Company has elected the fair value option for PE Investments. The Company has also elected the fair value option to account for the eligible financial assets and liabilities of its consolidated Investing VIEs in order to mitigate potential accounting mismatches between the carrying value of the instruments and the related assets and liabilities to be consolidated. The Company has adopted the measurement alternative allowing the Company to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at December 31, 2019 or December 31, 2018. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
The Company has debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the borrower to be able to pay all principal and interest due.
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
Impairment and Allowance for Loan Losses—On a periodic basis, the Company analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of a loan and preferred equity investment and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan, where applicable. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, ability of the borrower to refinance the loan or preferred equity investment, liquidation value of collateral properties, and financial wherewithal of any loan guarantors, as well as the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present. During the year ended December 31, 2019, the Company recorded $220.6 million of provision for loan losses. See Note 4, “Loans and Preferred Equity Held for Investment, net and Loans Held for Sale” for further detail.

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
During the year ended December 31, 2019, the Company classified one loan in its Legacy, Non-Strategic Portfolio as held for sale. See Note 4, “Loans and Preferred Equity Held for Investment, net and Loans Held for Sale” for further detail.
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

Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. Another key consideration in this assessment is the Company’s assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses. During the year ended December 31, 2019, the Company recorded $282.8 million of impairment loss on its operating real estate portfolio. See Note 7, “Real Estate, net and Real Estate Held for Sale” and Note 15, “Fair Value,” for further detail.
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
As of December 31, 2019, the Company classified several of its properties in its Legacy, Non-Strategic Portfolio as held for sale. See Note 7, “Real Estate, net and Real Estate Held for Sale”, Note 19, “Segment Reporting” and Note 21, “Subsequent Events” for further detail.

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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of December 31, 2019, the Company held subordinate tranches of two securitization trusts, which represent the Company’s retained interest in the securitization trusts, which the Company consolidates under U.S. GAAP. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2019 and December 31, 2018, the Company’s investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC arrangements accounted for as equity method investments.
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
During the year ended December 31, 2019, the Company’s equity in earnings of unconsolidated ventures included its $48.4 million proportionate share of impairment on three loans and two equity participation interests in joint ventures. See Note 5, “Investments in Unconsolidated Ventures” for further information.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For the years ended December 31, 2019, 2018 and 2017, the Company recorded income tax expense of $3.2 million, $37.1 million and $2.2 million, respectively.
Accounting Standards Adopted in 2019
Leases—In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which amended lease accounting standards. ASU 2016-02, along with several clarifying amendments were codified in ASC Topic 842. The new standard primarily requires lessees to recognize their rights and obligations under most leases on balance sheet, to be capitalized as a right-of-use (“ROU”) asset and a corresponding liability for future lease obligations. Targeted changes were made to lessor accounting, primarily to align to the lessee model and the new revenue recognition standard.
ASC 842 also narrows the definition of initial leasing costs to only the incremental costs of obtaining a lease, such as leasing commissions, for both lessee and lessor accounting. Indirect costs such as allocated overhead, certain legal fees and negotiation costs are no longer capitalized under the new standard. The application of ASC 842 on accounting for initial direct leasing costs did not have a material impact on the Company’s statement of operations.
The Company adopted the new lease standard and related amendments on January 1, 2019 using the modified retrospective method to leases existing or commencing on or after January 1, 2019. There was no impact to beginning retained earnings. Comparative periods have not been restated and continue to be reported under the standards in effect for those prior periods.
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
Lessee Accounting—The Company determines if an arrangement contains a lease and determines the classification of leasing arrangements at inception. A leasing arrangement is classified by the lessee either as a finance lease, which represents a financed purchase of the leased asset, or as an operating lease. The Company's operating leases relate primarily to ground leases acquired with real estate. For these ground leases, the Company has elected the accounting policy to combine lease and related nonlease components as a single lease component.
ROU assets and lease liabilities are recognized at the lease commencement date based upon the present value of lease payments over the lease term. The ROU assets also include capitalized initial direct costs offset by lease incentives. Variable lease payments are excluded from ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company does not have any variable lease payments. The Company made the accounting policy election to recognize lease payments on short-term leases on a straight-line basis over the lease term and will not record these leases on the balance sheet. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
Lease renewal or termination options are factored into the lease asset and lease liability only if it is reasonably certain that the option to extend or the option to terminate would be exercised.
As the implicit rate is not readily determinable in most leases, the present value of the remaining lease payments is calculated for each lease using an estimated incremental borrowing rate, which is the interest rate that the Company or its subsidiary, where applicable, would have to pay to borrow over the lease term on a collateralized basis.
Lease expense is recognized over the lease term based on an effective interest method for finance leases and on a straight-line basis for operating leases.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized an operating lease ROU asset totaling $26.3 million in other assets and a corresponding operating lease liability totaling $26.3 million in accrued and other liabilities for ground leases in its real estate portfolio. There was no impact to beginning equity as a result of adoption related to lessee accounting as the difference between the asset and liability balance is attributable to the derecognition of pre-existing balances, including below-market ground lease obligations.
Lessor Accounting—The Company determines if an arrangement contains a lease and determines the classification of leasing arrangements at inception. The Company has operating leases with property tenants that expire at various dates through 2038 with renewal options typically exercised at the lessee’s election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. Lease revenue is composed of rental income, which includes the effect of minimum rent increases and rent abatements, and tenant reimbursements, such as common area maintenance costs and other costs associated to the leases.
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
Under ASC 842, lessors are required to evaluate the collectability of all operating lease payments based upon the creditworthiness of the lessee. Lease income is recognized only to the extent collection of all rents over the life of the lease is determined to be probable. If collection is subsequently determined to no longer be probable, any previously accrued lease income that has not been collected is subject to reversal. If collection is subsequently determined to be probable, lease income and corresponding receivable would be reestablished to an amount that would have been recognized if collection had always been deemed to be probable. The impact to the Company’s financial condition and results of operations is de minimis on adoption of this standard.
Beginning January 1, 2019, the Company also made the accounting policy election to present on a net basis sales and similar taxes assessed by a governmental authority that is imposed on specific lease income producing transactions with related collections from lessees. Property taxes and insurance paid directly by lessees to third parties on behalf of the Company are no longer recognized in the statement of operations, while such amounts paid by the Company and reimbursed by lessees continue to be presented as gross property operating income and expenses.
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
The Company adopted the standard on its effective date of January 1, 2019. Upon adoption, as it relates to the Company’s net cash flow and investment hedges, the Company recorded the entire change in fair value of the hedging instrument (other than amounts excluded from assessment of hedge effectiveness for net investment hedges) in other comprehensive income and no hedge ineffectiveness is recorded in earnings. Additionally, subsequent to initial quantitative hedge assessment, the Company has elected to perform effectiveness testing qualitatively so long as the Company can reasonably support an expectation that the hedge is highly effective now and in subsequent periods. As the standard allows more flexibility in hedging interest rate risk in cash flow hedges beyond a specified benchmark rate, the Company may be able to designate in the future other contractually specified variable interest rate as the hedged risk, which if effective, could decrease fluctuations in earnings. There was no impact to the Company’s financial condition and results of operations upon adoption of this standard.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Application of Accounting Standards
Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which amends the credit impairment model for financial instruments. The existing incurred loss model will be replaced with a lifetime current expected credit loss (“CECL”) model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity (“HTM”) debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For available-for-sale (“AFS”) debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the OTTI concept will result in more frequent estimation of credit losses. The accounting model for purchased credit impaired loans and debt securities will be simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. The existing model for beneficial interests that are not of high credit quality will be amended to conform to the new impairment models for HTM and AFS debt securities. Expanded disclosures on credit risk include credit quality indicators by vintage for financing receivables and net investment in leases. ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019, and will be adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2020. The Company expects that recognition of credit losses will generally be accelerated under the CECL model. The company has completed the development of its credit loss models and has implemented policies, systems and controls required for the implementation and ongoing management of CECL. The CECL reserve required under ASU 2016-13 is a valuation account that is deducted from the related loans’ amortized cost basis on our balance sheet and will reduce our total stockholders’ equity. The initial CECL reserve recorded on January 1, 2020 will be reflected as a direct charge to retained earnings; however future net changes to the CECL reserve will be recognized through net income on our consolidated statements of operations. ASU 2016-13 specifies that the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. The company’s credit loss models utilized historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 to 2019 provided by a third party, Trepp LLC. Our loans may include commitments to fund incremental proceeds to our borrowers over the life of the loan, which are also subject to the CECL model. The CECL reserve related to future loan fundings will be recorded as a component of Other Liabilities on our balance sheet and be estimated using the same process as for our outstanding loan balances, and changes in this component of the CECL reserve will similarly impact our consolidated net income. Upon adoption of ASU 2016-13 on January 1, 2020, we expect to record an initial CECL reserve for our outstanding loans and future loan funding commitments of approximately $23.5 million, or $0.18 per share, which is 0.81% of the aggregate commitment amount of the Company’s loan portfolio at December 31, 2019.
Fair Value Disclosures—In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements. The ASU requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain previously required disclosures are eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. Additionally, the new guidance clarifies or modifies certain existing disclosures, including clarifying that information about measurement uncertainty of Level 3 fair values should be as of the reporting date and requiring disclosures of the timing of liquidity events for investments measured under the NAV practical expedient, but only if the investee has communicated this information or has announced it publicly. The provisions on new disclosures and modification to disclosure of Level 3 measurement uncertainty are to be applied prospectively, while all other provisions are to be applied retrospectively. ASU No. 2018-13 is effective January 1, 2020. Early adoption is permitted in an interim period for which financial statements have not been issued, and may be made only to provisions that eliminate or modify existing disclosures. The adoption of this standard is not expected to have a material effect on the Company's existing disclosures.
Variable Interest Entities—In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. The ASU amends the VIE guidance to align, throughout the VIE model, the evaluation of a decision maker's or service provider's fee held by a related party whether or not they are under common control, in both the assessment of whether a fee qualifies as a variable interest and the determination of a primary beneficiary. Specifically, a decision maker or service provider considers interests in a VIE held by a related party under common control only if it has a direct interest in the related party under common control and considers such indirect interest in the VIE held by the related party under common control on a proportionate basis, rather than its entirety. Transition is generally on a modified retrospective basis, with the cumulative effect adjusted to retained earnings at the beginning of the earliest period presented. ASU No. 2018-17 is effective January 1, 2020, with early adoption permitted in an interim period. The Company is currently evaluating the impact of this new guidance and does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Tax Accounting—In December 2019, the FASB issued ASU No. 2019-12, Simplifying Accounting for Income Taxes. The ASU simplifies accounting for income taxes by eliminating certain exceptions to the general approach in ASC 740, Income Taxes, and clarifies certain aspects of the guidance for more consistent application. The simplifications relate to intraperiod tax allocations when there is a loss in continuing operations and a gain outside of continuing operations, accounting for tax law or tax rate changes and year-to-date losses in interim periods, recognition of deferred tax liability for outside basis difference when investment ownership changes, and accounting for franchise taxes that are partially based on income. The ASU also provides new guidance that clarifies the accounting for transactions resulting in a step-up in tax basis of goodwill, among other changes. Transition is generally prospective, other than the provision related to outside basis difference which is on a modified retrospective basis with cumulative effect adjusted to retained earnings at the beginning of the period adopted, and franchise tax provision which is on either full or modified retrospective. ASU No. 2019-12 is effective January 1, 2021, with early adoption permitted in an interim period, to be applied to all provisions. The Company is currently evaluating the impact of this new guidance.
Accounting for Certain Equity Investments—In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions between Topic 321 Investments-Equity Securities, Topic 323-Investments Equity Method and Joint Ventures, and Topic 815-Derivatives and Hedging. The ASU clarifies that if as a result of an observable transaction, an equity investment under the measurement alternative is transitioned into equity method and vice versa, an equity method investment is transitioned into measurement alternative, the investment is to be remeasured immediately before and after the transaction, respectively. The ASU also clarifies that certain forward contracts or purchased options to acquire equity securities that are not deemed to be derivatives or in-substance common stock will generally be measured using the fair value principles of ASC 321 before settlement or exercise, and that an entity should not be considering how it will account for the resulting investments upon eventual settlement or exercise. ASU No. 2020-01 is to be applied prospectively, effective January 1, 2021, with early adoption permitted in an interim period. The Company is currently evaluating the impact of this new guidance.

3.	Business Combination
Business Combination
On the Closing Date, the Combination of the CLNY Contributed Portfolio, NorthStar I and NorthStar II was completed, creating the Company.
In consideration for the contribution of the CLNY Contributed Portfolio, CLNY OP received approximately 44.4 million shares of the Company’s Class B-3 common stock, par value $0.01 per share (the “Class B-3 common stock”), and a subsidiary of CLNY OP received approximately 3.1 million common membership units in the OP (“CLNC OP Units”). The Class B-3 common stock automatically converted to Class A common stock of the Company on a one-for-one basis upon the close of trading on February 1, 2019. The CLNC OP Units are redeemable for cash, or, at the Company’s election, the Class A common stock on a one-for-one basis, in the sole discretion of the Company. Subject to certain limited exceptions, CLNY OP agreed that it and its affiliates would not make any transfers of the CLNC OP Units to non-affiliates of CLNY OP until the one year anniversary of the closing of the Combination, unless such transfer was approved by a majority of the Company’s Board of Directors, including a majority of the independent directors. In connection with the merger of NorthStar I and NorthStar II into the Company, their respective stockholders received shares of the Class A common stock based on pre-determined exchange ratios. Following the foregoing transaction, the Company contributed the CLNY Contributed Portfolio and the operating partnerships of NorthStar I and NorthStar II to the OP in exchange for ownership interests in the OP. Upon the closing of the Combination, CLNY OP and its affiliates, NorthStar I stockholders and NorthStar II stockholders each owned approximately 37%, 32% and 31%, respectively, of the Company on a fully diluted basis.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Combination-Related Costs
Transaction costs of $0.7 million were incurred in connection with the Combination in the year ended December 31, 2019. Transaction costs of $31.9 million were incurred in connection with the Combination in the year ended December 31, 2018, consisting largely of professional fees for legal, financial advisory, accounting and consulting services. Approximately $24.3 million of the transaction costs for the year ended December 31, 2018 represent fees paid to investment bankers that were contingent upon consummation of the Combination.
Combination-related costs are expensed as incurred and such costs expensed by NorthStar I and NorthStar II prior to the Closing Date were excluded from the Company's results of operations.

4.	Loans and Preferred Equity Held for Investment, net and Loans Held for Sale
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	December 31, 2019				December 31, 2018
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Fixed rate
Mezzanine loans	$223,395	$222,503	12.8%	4.2	$175,448	$174,830	12.7%	4.9
Preferred equity interests	115,384	115,313	12.5%	6.9	113,860	113,687	12.6%	7.7
Other loans(2)	12,572	12,448	15.0%	4.4	15,000	15,000	16.0%	0.5
	351,351	350,264			304,308	303,517
Variable rate
Senior loans	1,462,467	1,457,738	6.0%	3.8	1,432,416	1,430,635	6.3%	4.2
Securitized loans(3)	1,006,495	1,002,696	5.2%	4.2	302,868	305,106	7.9%	1.1
Mezzanine loans	38,110	38,258	11.4%	2.0	90,265	90,567	12.2%	2.0
	2,507,072	2,498,692			1,825,549	1,826,308
	2,858,423	2,848,956			2,129,857	2,129,825

Allowance for loan losses(4)	NA	(272,624)			NA	(109,328)
Loans and preferred equity held for investment, net	$2,858,423	$2,576,332			$2,129,857	$2,020,497
_________________________________________

(1)	Calculated based on contractual interest rate.

(2)	Includes one corporate term loan secured by the borrower’s limited partnership interests in a fund at December 31, 2019 and one senior loan at December 31, 2018.

(3)	Represents loans transferred into securitization trusts that are consolidated by the Company.

(4)
At December 31, 2018, allowance for loan losses does not include $5.1 million of provision for loan losses associated with a receivable for operating expenses paid by the Company on the borrower’s behalf in connection with four loans for which the Company took ownership of the underlying collateral in January 2019.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2019, the weighted average maturity, including extensions, of loans and preferred equity investments was 4.1 years.
The Company had $9.8 million and $8.6 million of interest receivable related to its loans and preferred equity held for investment, net as of December 31, 2019 and December 31, 2018, respectively.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018
Balance at January 1	$2,020,497	$1,300,784
Loans held for investment acquired in the Combination (Note 3)	—	1,249,733
Deconsolidation of investment entities(1)	—	(553,678)
Acquisitions/originations/additional funding	1,350,120	919,461
Loan maturities/principal repayments	(460,147)	(627,219)
Foreclosure of loans held for investment	(174,048)	(117,878)
Transfer to loans held for sale	(5,016)	—
Combination adjustment(2)	—	(50,314)
Discount accretion/premium amortization	6,319	2,582
Capitalized interest	12,486	5,837
Provision for loan losses	(220,572)	(109,328)
Charge-off	46,693	—
Recoveries	—	517
Balance at December 31	$2,576,332	$2,020,497

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

Nonaccrual and Past Due Loans and Preferred Equity
Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. At December 31, 2019, other than the NY hospitality loans and the Midwest hospitality loan discussed below, all other loans and preferred equity held for investment remain current on interest payments.
In March 2018, the borrower on the Company’s four NY hospitality loans in its Legacy, Non-Strategic Portfolio failed to make all required interest payments and the loans were placed on nonaccrual status. These four loans are secured by the same collateral. The Company believes ultimate sale of the underlying collateral and repayment of the loans from the sales proceeds is the most likely outcome. During 2018, the Company recorded $53.8 million of provision for loan losses to reflect the estimated value to be recovered from the borrower following a sale. During the year ended December 31, 2019, the Company recorded an additional provision for loan loss of $154.3 million based on significant deterioration in the NY hospitality market, feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale.
Within its Legacy, Non-Strategic Portfolio, the Company holds seven loans to five separate borrowers, all secured by regional malls. One of the loans secured by a regional mall (“Midwest Regional Mall”) was placed on non-accrual status during the fourth quarter of 2019 as collectability of the principal is uncertain; as such, interest collected is recognized using the cost recovery method by applying interest collected as a reduction to loan carrying value. The Company recorded $10.6 million of impairment related to Midwest Regional Mall during the year ended December 31, 2019. Additionally, this loan was classified as held for sale as of December 31, 2019. While the remaining six loans are current on interest payments and not in default of loan covenants, given the ongoing challenges and deterioration of the retail market, the Company has been monitoring the estimated fair value of each loan’s underlying collateral. As a result, the Company has recognized the loan loss provisions where it does not expect full principal payment upon maturity, as follows:

•
During 2018, the Company recorded $23.8 million of provision for loan losses for two separate borrowers on three of the Company’s regional mall loans that are secured by two regional malls (“Northeast Regional Mall A” and “Northeast

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regional Mall B”) to reflect the estimated fair value of the collateral. In June 2019, the Company completed foreclosure proceedings on two loans secured by Northeast Regional Mall A with unpaid principal balances of $36.9 million. The Company sold Northeast Regional Mall A during the fourth quarter of 2019. See Note 7, “Real estate, net and Real Estate Held for Sale” for further information.

•
During the year ended December 31, 2019, the Company recognized additional provisions for loan loss of $10.5 million on Northeast Regional Mall B. The additional provisions were based on then-current and prospective leasing activity to reflect the estimated fair value of the collateral. Interest payments are current and the Company has been and is continuing to sweep all cash.

•
Also, during the year ended December 31, 2019, the Company separately recognized provisions for loan loss of $18.5 million on two loans secured by one regional mall (“West Regional Mall”) to reflect the estimated fair value of the collateral. Interest payments are current and the Company has been and is continuing to sweep all cash.

•
Furthermore, during the year ended December 31, 2019, the Company recognized a $37.3 million provision for loan loss on four loans to three separate borrowers (“South Regional Mall A”, “South Regional Mall B”, and Midwest Regional Mall) to reflect the estimated fair value of the collateral. Interest payments for South Regional Mall A and South Regional Mall B are all current and the Company has been and is continuing to sweep all cash related to South Regional Mall A and South Regional Mall B. Midwest Regional Mall was placed on non-accrual status and transferred to held for sale as of December 31, 2019.

Additionally, within its Core Portfolio, the Company placed one loan secured by a hotel (“Midwest Hospitality”) on non-accrual status due to a borrower default during the fourth quarter of 2019. The Company is sweeping cash from the hotel to amortize the unpaid principal balance of the loan.
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before allowance for loan losses, if any (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due(1)	60-89 Days Past Due	90 Days or More Past Due(2)	Total Loans
December 31, 2019	$2,558,505	$32,322	$—	$258,129	$2,848,956
December 31, 2018	1,632,817	58,751	42,995	395,262	2,129,825
_________________________________________

(1)	At December 31, 2019, 30-59 days past due includes one loan (Midwest Hospitality) that was placed on non-accrual status during the fourth quarter of 2019 following a borrower default.

(2)
At December 31, 2019, 90 days or more past due loans includes four loans to the same borrower and secured by the same collateral with combined carrying value before allowance for loan losses of $258.1 million on nonaccrual status. All other loans in this table remain current on interest payments.

Troubled Debt Restructuring
During the year ended December 31, 2019, there were no loans modified as TDRs.
At December 31, 2019, the Company did not have any TDR loans. At December 31, 2018, there was one mezzanine loan previously modified in a TDR with carrying value before allowance for loan losses of $28.6 million. At December 31, 2018, the Company also had three other loans with a combined carrying value before provision for loan loss of $108.5 million that are cross-collateralized with the TDR loan to the same borrower. All three loans were in default at December 31, 2018. All four loans were cross-collateralized with 28 office, retail, multifamily and industrial properties. The Company recorded a $31.7 million provision for loan loss on the four loans and an additional $5.1 million provision for loan loss associated with a receivable for operating expenses paid on behalf of the borrower during the year ended December 31, 2018.
The Company completed foreclosure proceedings under the mezzanine loan to take control of the 28 cross-collateralized properties in January 2019. During the year ended December 31, 2019, the Company sold four of the properties. To improve the operating performance of the remaining 24 properties, the Company has engaged new property managers, working under the oversight of its asset management team. See Note 7, “Real Estate, net and Real Estate Held for Sale” for further discussion.

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

	Unpaid Principal Balance(1)	Gross Carrying Value
		With Allowance for Loan Losses(2)	Without Allowance for Loan Losses	Total(2)	Allowance for Loan Losses(3)
December 31, 2019	$408,058	$377,421	$32,322	$409,743	$272,624
December 31, 2018	456,703	458,942	—	458,942	109,328

_________________________________________

(1)
At December 31, 2019, includes four loans to the same borrower and secured by the same collateral with combined unpaid principal balance of $257.2 million and gross carrying value of $258.1 million on nonaccrual status. All other loans included in this table remain current on interest payments.

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

The average carrying value and interest income recognized on impaired loans were as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Average carrying value before allowance for loan losses	$434,343	$463,043	$124,743
Interest income	11,469	21,105	12,431

Allowance for Loan Losses
As of December 31, 2019, the allowance for loan losses was $272.6 million related to $409.7 million in carrying value of loans. As of December 31, 2018, the allowance for loan losses was $109.3 million related to $458.9 million in carrying value of loans.
Changes in allowance for loan losses on loans are presented below (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Allowance for loan losses at beginning of period	$109,328	$517	$3,386
Provision for loan losses	220,572	109,328	518
Charge-off	(46,693)	—	(3,387)
Recoveries	—	(517)	—
Transfer to loans held for sale	(10,583)	—	—
Allowance for loan losses at end of period	$272,624	$109,328	$517

Loans and Preferred Equity Held for Sale
The following table summarizes the Company’s assets held for sale related to loans and preferred equity (dollars in thousands):

December 31, 2019
Assets
Loans and preferred equity held for investment, net	$5,016
Total assets held for sale	$5,016

During the year ended December 31, 2019, the Company classified one loan in its Legacy, Non-Strategic Portfolio segment as held for sale.
There were no assets held for sale that constituted discontinued operations as of December 31, 2019 and December 31, 2018.

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
As of December 31, 2019, there were five loans to two borrowers with contractual payments past due, which were the NY hospitality loans in our Legacy, Non-Strategic Portfolio and the Midwest Hospitality loan in our Core Portfolio, as previously discussed. An additional loan, Midwest Regional Mall, was placed on non-accrual status during the fourth quarter of 2019 as collectability of the principal is uncertain; as such, interest collected is recognized using the cost recovery method by applying interest collected as a reduction to loan carrying value. The loan was also classified as held for sale as of December 31, 2019. The remaining loans and preferred equity investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were 13 loans held for investment with contractual payments past due as of December 31, 2018. For the year ended December 31, 2019, no debt investment contributed more than 10.0% of interest income.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2019, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments was $276.6 million. Refer to Note 18, “Commitments and Contingencies” for further details.

5.	Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	December 31, 2019	December 31, 2018
Equity method investments	$585,022	$742,186
Investments under fair value option	10,283	160,851
Investments in Unconsolidated Ventures	$595,305	$903,037

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
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of December 31, 2019 and December 31, 2018, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Carrying Value
Investments	Description	December 31, 2019	December 31, 2018
ADC investments(1)(2)	Interests in three acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	$59,576	$165,823
Other investment ventures(1)	Interests in eleven investments, each with less than $171.5 million carrying value at December 31, 2019	525,446	576,363
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

Impairment
During the year ended December 31, 2019, the Company recognized its proportionate share of impairment loss totaling $14.7 million on one senior loan secured by a regional mall (“Southeast Regional Mall”) of which the Company owns 50.0% of the joint venture. Southeast Regional Mall is included in the Company’s Legacy, Non-Strategic Portfolio. The impairments recorded are a result of the ongoing deterioration of the retail market and reflect the estimated fair value of the collateral. Subsequent to December 31, 2019, the Southeast Regional Mall loan was sold. The Company received a total of $13.5 million in gross sales proceeds and will recognize a gain of approximately $2.2 million. See Note 21, “Subsequent Events” for further information.
Also during the year ended December 31, 2019, the Company recorded its proportionate share of impairment loss totaling $16.1 million on two loans and an equity partnership interest secured by residential development projects included in its Legacy, Non-Strategic Portfolio. The impairment losses are as a result of revised property sales expectations. The Company also recorded a $17.6 million impairment loss related to an equity participation interest in a joint venture, within its Core Portfolio, to reflect the estimated fair value of the collateral.
The impairment recorded on each of these investments is included in equity in earnings of unconsolidated ventures on the Company’s consolidated statements of operations.
Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests, which range from 0.1% to 21.9%, in PE Investments under the fair value option. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
During the year ended December 31, 2019, the Company received $125.3 million in proceeds related to the sale of its PE Investments and recognized a loss of $0.3 million, which is included in earnings from investments in unconsolidated ventures on the Company’s consolidated statements of operations.
As of December 31, 2019, the Company has collectively received $139.8 million related to the sale of its PE Investments and expects to receive the remaining $1.9 million during the first quarter of 2020.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information
The following tables present summarized financial information for significant equity method investees (dollars in thousands):
Balance Sheet Information

	December 31, 2019	December 31, 2018
Assets
Total assets	$432,149	$443,143

Liabilities and equity
Total liabilities	$318,255	$319,310
Equity	113,894	123,833
Total liabilities and equity	$432,149	$443,143
Statements of Operations Information

	Year Ended December 31,
	2019	2018	2017
Total revenues	$41,503	$41,262	$42,451
Net income	$8,379	$3,632	$10,104

6.	Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of December 31, 2019 and December 31, 2018 (dollars in thousands):

								Weighted Average
		Principal Amount(1)	Total Discount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value	Coupon(2)	Unleveraged Current Yield
As of Date:	Count				Gain	(Loss)
December 31, 2019	43	$292,284	$(55,981)	$236,303	$17,084	$(563)	$252,824	3.19%	7.12%
December 31, 2018	43	292,284	(62,772)	229,512	2,167	(3,494)	228,185	3.19%	7.10%
_________________________________________

(1)
CRE securities serve as collateral for financing transactions including carrying value of $251.0 million for the CMBS Credit Facilities (refer to Note 10, "Debt," for further detail). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded an unrealized gain in OCI of $17.8 million for the year ended December 31, 2019 and an unrealized loss in OCI of $1.3 million for the year ended December 31, 2018. As of December 31, 2019, the Company held two securities with a carrying value of $12.2 million and an unrealized loss of $0.6 million, which was not in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis, which may be at expected maturity.
As of December 31, 2019, the weighted average contractual maturity of CRE securities was 31.0 years with an expected maturity of 6.4 years.
The Company had $0.7 million and $0.8 million of interest receivable related to its real estate securities, available for sale as of December 31, 2019 and December 31, 2018, respectively.
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
As of December 31, 2019, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $1.8 billion and $1.6 billion, respectively. As of December 31, 2018, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $3.1 billion and $2.9 billion, respectively. As of December 31, 2019, across the two consolidated securitization trusts, the underlying collateral consisted of 115 underlying commercial mortgage loans, with a weighted average coupon of 4.5% and a weighted average loan to value ratio of 56.6%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Assets
Mortgage loans held in a securitization trust, at fair value	$1,872,970	$3,116,978
Receivables, net	7,020	13,178
Total assets	$1,879,990	$3,130,156
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$1,762,914	$2,973,936
Accrued and other liabilities	6,267	12,233
Total liabilities	$1,769,181	$2,986,169

The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $110.1 million and $143.0 million as of December 31, 2019 and December 31, 2018, respectively, and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 15, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.
The below table presents net income attributable to the Company’s common stockholders for the years ended December 31, 2019 and 2018 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Year Ended December 31,
	2019	2018(1)
Statement of Operations
Interest expense	$(957)	$—
Interest income on mortgage loans held in securitization trusts	120,203	143,371
Interest expense on mortgage obligations issued by securitization trusts	(109,964)	(132,411)
Net interest income	9,282	10,960
Administrative expense	(1,114)	(1,528)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	4,090	5,003
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	2,772	(3,447)
Net income attributable to Colony Credit Real Estate, Inc. common stockholders	$15,030	$10,988

_________________________________________

(1)
The net income attributable to the Company’s stockholders for the year ended December 31, 2018 reflects eleven months of activity, as the Company’s investments in the subordinate tranches of the securitization trusts were acquired from NorthStar I and NorthStar II in the Combination on February 1, 2018.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of December 31, 2019, and December 31, 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Land and improvements	$209,693	$226,141
Buildings, building leaseholds, and improvements	899,889	1,010,339
Tenant improvements	25,077	24,060
Construction-in-progress	415	437
Subtotal	$1,135,074	$1,260,977
Less: Accumulated depreciation	(63,995)	(34,532)
Less: Impairment(1)	(23,911)	(7,094)
Net lease portfolio, net	$1,047,168	$1,219,351

_________________________________________

(1)	See Note 15, “Fair Value,” for discussion of impairment of real estate.
The following table presents the Company’s portfolio of real estate included in its Legacy, Non-Strategic Portfolio, including foreclosed properties, as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Land and improvements	$91,997	$113,495
Buildings, building leaseholds, and improvements	536,046	627,612
Tenant improvements	38,230	24,001
Furniture, fixtures and equipment	3,183	17,910
Construction-in-progress	6,325	2,635
Subtotal	$675,781	$785,653
Less: Accumulated depreciation	(46,079)	(23,030)
Less: Impairment(1)	(192,074)	(22,284)
Other portfolio, net	$437,628	$740,339
_________________________________________

(1)	See Note 15, “Fair Value,” for discussion of impairment of real estate.
For the year ended December 31, 2019, the Company had no single property with rental and other income equal to or greater than 10.0% of total revenue.
At December 31, 2019 and December 31, 2018, the Company held foreclosed properties which are included in real estate, net with a carrying value of $50.7 million and $128.8 million, respectively. At December 31, 2019, the Company held foreclosed properties in assets held for sale of $57.9 million.
Depreciation Expense
Depreciation expense on real estate was $72.9 million, $56.3 million and $5.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property Operating Income
For the year ended December 31, 2018, property operating income was composed of $160.7 million of total lease revenue and $17.5 million of hotel operating income, respectively. For the year ended December 31, 2017, property operating income was composed of $21.6 million of total lease revenue and $2.2 million of hotel operating income, respectively. For the year ended December 31, 2019, the components of property operating income were as follows (dollars in thousands):

Year Ended December 31,
2019
Lease revenues(1)
Minimum lease revenue	$180,734
Variable lease revenue	24,419
$205,153
Hotel operating income	45,898
$251,051

_________________________________________

(1)	Excludes net amortization income related to above and below-market leases of $4.2 million and $7.1 million for the year ended December 31, 2019, respectively.
For the year ended December 31, 2018, property operating income and property operating expense included $3.4 million and $4.6 million respectively, of property taxes paid directly by lessees. For the year ended December 31, 2017, property operating income and property operating expense included $4.3 million and $4.4 million, respectively, of property taxes paid directly by lessees.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of December 31, 2019 (dollars in thousands):

2020	$120,967
2021	113,170
2022	102,314
2023	85,367
2024	71,714
2025 and thereafter	448,812
Total(1)	$942,344

_________________________________________

(1)	Excludes minimum future rents for real estate that is classified as held for sale totaling $48.1 million through 2029.
The following table presents approximate future minimum rental income under noncancellable operating leases to be received over the next five years and thereafter as of December 31, 2018 (dollars in thousands):

2019	$113,525
2020	107,413
2021	98,343
2022	88,270
2023	73,257
2024 and thereafter	765,652
Total	$1,246,460
The rental properties owned at December 31, 2019 are leased under noncancellable operating leases with current expirations ranging from 2020 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2055. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the years ended December 31, 2019, 2018 and 2017 was approximately $3.1 million, $2.8 million and $2.1 million, respectively.
Refer to Note 18, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of December 31, 2019.
Real Estate Asset Acquisitions
The following table summarizes the Company’s real estate asset acquisitions for the year ended December 31, 2019 and the year ended December 31, 2018 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price(1)	Land and Improvements(2)	Building and Improvements(2)	Furniture, Fixtures and Equipment	Lease Intangible Assets(2)	Other Assets	Other Liabilities
Year Ended December 31, 2019
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

(2)
Useful life of real estate acquired is 4 to 41 years for buildings, 1 to 15 years for site improvements, 15 to 20 years for tenant improvements, 2 to 3 years for furniture, fixtures and equipment, and 1 to 20 years for lease intangibles.

(3)	Represents assets acquired by the Company through foreclosure.

(4)	Represents net lease properties acquired by the Company.
Real Estate Held for Sale
The following table summarizes the Company’s assets and related liabilities held for sale related to real estate (dollars in thousands):

December 31, 2019
Assets
Real estate, net	$178,564
Deferred leasing costs and intangible assets, net	5,890
Total assets held for sale	$184,454

Liabilities
Intangible liabilities, net	$294
Total liabilities related to assets held for sale	$294

During the year ended December 31, 2019, the Company classified several properties in its net leased real estate and Legacy, Non-Strategic Portfolio segments as held for sale.
There were no assets held for sale that constituted discontinued operations as of December 31, 2019 and December 31, 2018.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Sales
During the year ended December 31, 2019, the Company completed the sale of six properties, including four retail, one office and one hotel for a total gross sales price of $97.0 million and a total gain on sale of $9.9 million. The retail and office properties were included in the Company’s Legacy, Non-Strategic Portfolio segment while the hotel was included in the Company’s Core Portfolio.
During the year ended December 31, 2018, the Company completed the sale of one property for a sales price of $177.0 million. In connection with the sale, the Company recorded a $2.4 million loss.
The real estate sold during the years ended December 31, 2019 and 2018 did not constitute discontinued operations.
Refer to Note 21, “Subsequent Events” for further detail on additional real estate sales.

8.	Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at December 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

	December 31, 2019
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$115,139	$(39,093)	$76,046
Deferred leasing costs	42,345	(13,637)	28,708
Above-market lease values	14,318	(6,310)	8,008
Other intangibles	—	—	—
	$171,802	$(59,040)	$112,762
Intangible Liabilities
Below-market lease values	$32,652	$(10,503)	$22,149

	December 31, 2018
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$115,778	$(27,120)	$88,658
Deferred leasing costs	39,130	(6,848)	32,282
Above-market lease values	16,203	(3,883)	12,320
Other intangibles	906	(134)	772
Below-market ground lease obligations(1)	52	(16)	36
	$172,069	$(38,001)	$134,068
Intangible Liabilities
Below-market lease values	$19,374	$(4,278)	$15,096

_________________________________________

(1)	Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019 the below-market ground lease obligations are included in right-of-use lease assets.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Above-market lease values	$(4,172)	$(4,277)	$(283)
Below-market lease values	7,076	4,329	15
Net increase (decrease) to property operating income	$2,904	$52	$(268)

Below-market ground lease obligations(1)	$—	$8	$8
Increase to property operating expense	$—	$8	$8

In-place lease values	$21,445	$27,239	$2,657
Deferred leasing costs	8,400	7,343	655
Other intangibles	450	134	—
Amortization expense	$30,295	$34,716	$3,312

_________________________________________

(1)	Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019 the below-market ground lease obligations are included in right-of-use lease assets.
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, excluding those related to assets and liabilities held for sale, for each of the next five years and thereafter as of December 31, 2019 (dollars in thousands):

	2020	2021	2022	2023	2024	2025 and thereafter	Total
Above-market lease values	$2,580	$1,906	$1,514	$807	$588	$613	$8,008
Below-market lease values	(5,536)	(5,133)	(3,778)	(941)	(642)	(6,119)	(22,149)
Net increase (decrease) to property operating income	$(2,956)	$(3,227)	$(2,264)	$(134)	$(54)	$(5,506)	$(14,141)

In-place lease values	$14,464	$11,509	$8,445	$5,411	$4,232	$31,985	$76,046
Deferred leasing costs	6,674	5,343	4,464	3,075	1,818	7,334	28,708
Amortization expense	$21,138	$16,852	$12,909	$8,486	$6,050	$39,319	$104,754

9.	Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Restricted cash:
Borrower escrow deposits	$74,496	$65,995
Margin pledged as collateral	19,536	7,567
Real estate escrow reserves	18,020	15,750
Capital expenditure reserves	8,882	8,994
Working capital and other reserves	4,198	2,905
Tenant lockboxes	933	5,642
Restricted cash of consolidated Securitization 2016-1	—	3,293
Total	$126,065	$110,146

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a summary of other assets as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Other assets:
Right-of-use lease asset(1)	$25,480	$—
Prepaid taxes and deferred tax assets	21,989	32,878
Investment deposits and pending deal costs	20,779	—
Deferred financing costs, net - credit facilities	8,382	9,415
Prepaid expenses	5,311	5,574
Derivative asset	4,122	14,139
Other assets	1,644	—
Total	$87,707	$62,006

_________________________________________

(1)
Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019, the Company, as lessee of various ground leases, recognized right-of-use lease assets and corresponding liabilities for future obligations under lease arrangements on balance sheet.

The following table presents a summary of accrued and other liabilities as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Accrued and other liabilities:
Current and deferred tax liability	$31,510	$36,730
Accounts payable, accrued expenses and other liabilities	28,278	29,151
Operating lease liability(1)	25,495	—
Derivative liability	19,133	21,576
Prepaid rent and unearned revenue	16,744	6,042
Interest payable	16,259	10,481
Tenant security deposits	3,005	2,207
Total	$140,424	$106,187

_________________________________________

(1)
Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019, the Company, as lessee of various ground leases, recognized right-of-use lease assets and corresponding liabilities for future obligations under lease arrangements on balance sheet.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Debt
The following table presents debt as of December 31, 2019 and December 31, 2018 (dollars in thousands):

						December 31, 2019		December 31, 2018
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Securitization bonds payable, net
2014 FL1(3)		Non-recourse	NA	NA		$—	$—	$25,549	$25,549
2014 FL2(3)		Non-recourse	NA	NA		—	—	18,320	18,320
Securitization 2016-1(3)		Non-recourse	NA	NA		—	—	37,503	37,503
CLNC 2019-FL1(3)		Non-recourse	Aug-35	LIBOR + 1.59%		840,423	833,153	—	—
Subtotal securitization bonds payable, net						840,423	833,153	81,372	81,372

Mortgage and other notes payable, net
Net lease 6(4)		Non-recourse	Oct-27	4.45%		24,117	24,117	24,606	24,606
Net lease 5(5)		Non-recourse	Nov-26	4.45%		3,422	3,329	3,484	3,378
Net lease 4(5)		Non-recourse	Nov-26	4.45%		7,384	7,184	7,519	7,290
Net lease 3(5)		Non-recourse	Jun-21	4.00%		12,450	12,368	12,786	12,648
Net lease 6(5)		Non-recourse	Jul-23	LIBOR + 2.15%		1,658	1,615	2,078	2,024
Net lease 5(4)		Non-recourse	Aug-26	4.08%		31,821	31,539	32,378	32,054
Net lease 1(5)(6)		Non-recourse	Nov-26	4.45%		18,579	18,076	18,917	18,342
Net lease 1(7)		Non-recourse	Mar-28	4.38%		12,221	11,758	12,434	11,920
Net lease 4(4)		Non-recourse	Apr-21(8)	LIBOR + 2.50%		74,916	74,845	73,702	73,696
Net lease 1(4)		Non-recourse	Jul-25	4.31%		250,000	246,961	250,000	246,522
Net lease 2(4)(9)		Non-recourse	Jun-25	3.91%		181,952	184,532	184,320	186,934
Net lease 3(4)		Non-recourse	Sep-33	4.77%		200,000	198,521	200,000	198,449
Other real estate 4(5)		Non-recourse	Dec-23	4.84%		42,925	43,407	43,500	44,008
Other real estate 2(5)		Non-recourse	Dec-23	4.94%		42,443	42,851	43,000	43,501
Other real estate 8(5)		Non-recourse	Jan-24	5.15%		15,819	16,324	16,000	16,561
Other real estate 10(5)(10)		Non-recourse	Dec-20	5.44%		11,744	11,939	11,964	12,228
Other real estate 9(5)		Non-recourse	Nov-26	3.98%		23,885	23,133	24,289	23,485
Other real estate 1(5)		Non-recourse	Oct-24	4.47%		108,719	109,475	108,850	109,779
Other real estate 3(5)		Non-recourse	Jan-25	4.30%		75,256	74,554	76,448	75,620
Other real estate 5(5)		Non-recourse	Apr-23	LIBOR + 4.00%		33,498	32,801	31,126	29,974
Other real estate 6(5)(11)		Non-recourse	Apr-24	LIBOR + 2.95%		21,500	20,825	—	—
Loan 9(12)		Non-recourse	Jun-24	LIBOR + 3.00%		65,958	65,958	—	—
Subtotal mortgage and other notes payable, net						1,260,267	1,256,112	1,177,401	1,173,019

Bank credit facility
Bank credit facility	$560,000	Recourse	Feb-23 (13)	LIBOR + 2.25%		113,500	113,500	295,000	295,000
Subtotal bank credit facility						113,500	113,500	295,000	295,000

Master repurchase facilities
Bank 1 facility 3	$400,000	Limited Recourse(14)	Apr-23(15)	LIBOR + 1.94%	(16)	106,309	106,309	143,400	143,400
Bank 2 facility 3	200,000	Limited Recourse(14)	Oct-22(17)	LIBOR + 2.50%	(16)	22,750	22,750	22,750	22,750
Bank 3 facility 3	600,000	Limited Recourse(14)	Apr-22	LIBOR + 2.22%	(16)	265,633	265,633	352,108	352,108
Bank 7 facility 1	500,000	Limited Recourse(14)	Apr-22(18)	LIBOR + 1.91%	(16)	221,421	221,421	308,434	308,434

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

						December 31, 2019		December 31, 2018
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Bank 8 facility 1	250,000	Limited Recourse(14)	Jun-21(19)	LIBOR + 2.00%	(16)	164,098	164,098	53,596	53,596
Bank 9 facility 1	300,000	(20)	Nov-23(21)	(22)	(16)	—	—	—	—
Subtotal master repurchase facilities	$2,250,000					780,211	780,211	880,288	880,288

CMBS credit facilities
Bank 1 facility 1		Recourse	(23)	LIBOR + 1.21%	(16)	20,375	20,375	18,542	18,542
Bank 1 facility 2		Recourse	(23)	LIBOR + 1.21%	(16)	18,834	18,834	17,237	17,237
Bank 3 facility		Recourse	(23)	NA	(24)	—	—	—	—
Bank 4 facility		Recourse	(23)	NA	(24)	—	—	—	—
Bank 5 facility 1		Recourse	(23)	NA	(24)	—	—	—	—
Bank 5 facility 2		Recourse	(23)	NA	(24)	—	—	—	—
Bank 6 facility 1		Recourse	(23)	LIBOR + 1.27%	(16)	83,584	83,584	80,838	80,838
Bank 6 facility 2		Recourse	(23)	LIBOR + 1.10%	(16)	82,729	82,729	74,013	74,013
Subtotal CMBS credit facilities						205,522	205,522	190,630	190,630
Subtotal credit facilities						1,099,233	1,099,233	1,365,918	1,365,918

Total						$3,199,923	$3,188,498	$2,624,691	$2,620,309
_________________________________________

(1)	Subject to customary non-recourse carveouts.

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

(9)	As of December 31, 2019, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $182.0 million.

(10)	Represents two separate senior mortgage notes with a weighted average maturity of December 2020 and weighted average interest rate of 5.44%.

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

(16)
Represents the weighted average spread as of December 31, 2019. The contractual interest rate depends upon asset type and characteristics and ranges from one-month London Interbank Offered Rates (“LIBOR”) plus 1.10% to 2.75%.

(17)	The next maturity date is October 2020, with two one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(18)	The next maturity date is April 2021, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(19)	The next maturity date is June 2020, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(20)	Recourse is either 25.0% or 50.0% depending on loan metrics.

(21)	The next maturity date is November 2021, with two one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(22)	The interest rate will be determined by the lender in its sole discretion.

(23)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from one to two months.

(24)	CMBS Credit Facilities are undrawn and fully available.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at December 31, 2019 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net(1)	Credit Facilities
2020	$219,909	$—	$14,387	$205,522
2021	253,533	—	89,435	164,098
2022	512,324	—	2,520	509,804
2023	341,095	—	121,286	219,809
2024	214,215	—	214,215	—
2025 and thereafter	1,658,847	840,423	818,424	—
Total	$3,199,923	$840,423	$1,260,267	$1,099,233

_________________________________________

(1)	Includes $106.4 million of future minimum principal payments related to assets held for sale.
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
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At December 31, 2019, the borrowing base valuation was sufficient to support the outstanding principal amount of $113.5 million.
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the applicable borrower’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at December 31, 2019), depending upon the amount of facility utilization.
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
The Bank Credit Facility contains various affirmative and negative covenants including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as specified in the Bank Credit Facility. At December 31, 2019, the Company was in compliance with all of the financial covenants.
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
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.4 million of investment grade notes. The securitization reflects an advance rate of 83.5% at a weighted average cost of funds of LIBOR plus 1.59%, and is collateralized by a pool of 22 senior loans originated by the Company.
As of December 31, 2019, the Company had $1.0 billion carrying value of CRE debt investments financed with $840.4 million of securitization bonds payable, net.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Master Repurchase Facilities
As of December 31, 2019, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.3 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of December 31, 2019, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of December 31, 2019, the Company had $1.1 billion carrying value of CRE debt investments financed with $780.2 million under the master repurchase facilities.
CMBS Credit Facilities
As of December 31, 2019, the Company entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of December 31, 2019, the Company had $251.0 million carrying value of CRE securities financed with $181.9 million under its CMBS Credit Facilities. As of December 31, 2019, the Company had $41.3 million carrying value of underlying investments in the subordinate tranches of the securitization trusts financed with $23.6 million under its CMBS Credit Facilities.

11.	Related Party Arrangements
Management Agreement
On January 31, 2018, the Company and the OP entered into a management agreement (the “Management Agreement”) with the Manager, pursuant to which the Manager manages the Company’s assets and its day-to-day operations. The Manager is responsible for, among other matters, (1) the selection, origination, acquisition, management and sale of the Company’s portfolio investments, (2) the Company’s financing activities and (3) providing the Company with investment advisory services. The Manager is also responsible for the Company’s day-to-day operations and will perform (or will cause to be performed) such services and activities relating to the Company’s investments and business and affairs as may be appropriate. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the investment guidelines and other policies that are approved and monitored by the Board of Directors. Each of the Company’s executive officers is also an employee of the Manager or its affiliates. The Manager’s role as Manager will be under the supervision and direction of the Company’s Board of Directors.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2019 the Manager, the Company and the OP amended and restated the Management Agreement to modify the “Core Earnings” definition, providing that “unrealized provisions for loan losses and real estate impairments” shall only be applied as exclusions from the definition of Core Earnings if approved by a majority of the independent directors of the Company. Such change became effective during the fourth quarter 2019 and results in a reduction to Core Earnings which thereby reduces the annual management fee and any incentive fee paid by the Company due to accumulated unrealized provisions for loan losses and real estate impairments to date.
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
For the years ended December 31, 2019 and 2018, the total management fee expense incurred was $42.4 million and $43.2 million, respectively. As of December 31, 2019 and December 31, 2018, $8.4 million and $11.5 million, respectively, of unpaid management fee were included in due to related party in the Company’s consolidated balance sheets.
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
The Company did not incur any incentive fees during the years ended December 31, 2019 and 2018.
Reimbursements of Expenses
Reimbursement of expenses related to the Company incurred by the Manager, including legal, accounting, financial, due diligence and other services are paid on the Company’s behalf by the OP or its designee(s). The Company reimburses the Manager for the Company’s allocable share of the salaries and other compensation of the Company’s chief financial officer and certain of its affiliates’ non-investment personnel who spend all or a portion of their time managing the Company’s affairs, and the Company’s share of such costs are based upon the percentage of such time devoted by personnel of the Manager (or its affiliates) to the Company’s affairs. The Company may be required to pay the Company’s pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager and its affiliates required for the Company’s operations.
For the years ended December 31, 2019 and December 31, 2018, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $11.1 million and $10.4 million, respectively, and are included in administrative expense on the consolidated statements of operations. As of December 31, 2019 and December 31, 2018, there was $2.7 million and $3.5 million, respectively, of unpaid expenses included in due to related party in the Company’s consolidated balance sheets.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Payables to Manager
Other payables to the Manager include Combination related adjustments that consist of certain cash contributions from and distributions to Colony Capital or its subsidiaries on behalf of the CLNY Contributed Portfolio.
For the year ended December 31, 2019, there were no other payables to the Manager. For the year ended December 31, 2018, the other payables to Manager incurred was $6.9 million and the net liabilities assumed in the Combination was $6.4 million. Both of these were paid as of December 31, 2018.
Equity Plan Grants
In March 2019, the Company granted 800,000 shares to the Manager and/or employees thereof under the 2018 Equity Incentive Plan (the “2018 Plan”). In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and the Manager and/or employees thereof under the 2018 Plan. 1,382,778 shares remain granted and unvested as of December 31, 2019. See Note 12, “Equity-Based Compensation” for further discussion on the 2018 Plan including shares issued to independent directors of the Company. In connection with these grants, the Company recognized share-based compensation expense of $10.3 million and $6.8 million to its Manager within administrative expense in the consolidated statement of operations for the years ended December 31, 2019 and December 31, 2018 respectively.
Colony Capital, Inc. Internalization Discussions with the Company
On November 6, 2019, Colony Capital sent a letter to our independent directors proposing to explore with us the possible internalization of the management of the Company and a transfer of Colony Capital’s credit management business to us. The letter provided that an internalization would be subject to, among other things, the negotiation of terms and definitive documentation and approval of our Board of Directors and the board of directors of Colony Capital (or an authorized committee thereof in each case). In response, the Board of Directors has formed a Special Committee consisting exclusively of independent and disinterested directors to explore this internalization proposal as well as other strategic alternatives.

In connection therewith, and as reflected by Schedule 13D filed by Colony Capital with the U.S. Securities and Exchange Commission on February 27, 2020, Colony Capital plans to take any and all actions as may be necessary or appropriate for Colony Capital to enter into an agreement with us and/or one or more third parties with respect to a disposition of Colony Capital’s management agreement with us, subject to our consent, whether in the form of an internalization of our management (including, but not limited to, the possible internalization set forth in the November 6, 2019 letter), a sale of Colony Capital’s management agreement with us, or any other transaction the effect of which is to dispose of Colony Capital’s management agreement with us. The scope of any such transaction is focused on Colony Capital’s management agreement with us, and not Colony Capital’s private credit investment management platform or associated private credit assets.

The Special Committee is committed to taking all appropriate steps to maximize value for the Company and its shareholders, and has been actively engaged in a robust process to explore a range of value-enhancing opportunities, including, but not limited to, the potential transactions proposed by Colony Capital. The Special Committee has engaged both an independent financial advisor and legal advisor. We can give no assurance as to whether we and Colony Capital will enter into an agreement to internalize the management of the Company, the terms or scope of such agreement and the timing of closing, or whether we may pursue other strategic alternatives.
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
In November 2016, NorthStar II entered into a $284.2 million securitization financing transaction (“Securitization 2016-1”). Securitization 2016-1 was collateralized by a pool of 10 CRE debt investments with a committed aggregate principal balance of $254.7 million primarily originated by NorthStar II and three senior participations with a committed aggregate principal balance of $29.5 million originated by NorthStar I. An affiliate of the Manager was appointed special servicer of Securitization 2016-1. The transaction was approved by the NorthStar II’s board of directors, including all of its independent directors. Securitization 2016-1 was assumed by the Company in connection with the Combination. Securitization 2016-1 was repaid in August 2018.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2017, NorthStar II entered into a joint venture with an affiliate of the Manager to make a $60.0 million investment in a $180.0 million mezzanine loan which was originated by such affiliate of the Manager. The transaction was approved by NorthStar II’s board of directors, including all of its independent directors. The investment was purchased by the Company in connection with the Combination. In June 2018, the Company increased its commitment to $101.8 million in connection with the joint venture bifurcating the mezzanine loan into a mezzanine loan and a preferred equity investment. The Company’s interest in both the underlying mezzanine loan and preferred equity investment is 31.8%, and the affiliate entities own the remaining 68.2%. Both the underlying mezzanine loan and preferred equity investment carry a fixed 12.9% interest rate. This investment is recorded in investments in unconsolidated ventures in the Company’s consolidated balance sheets. In July 2019, the Company increased its commitment in the mezzanine loan from $101.8 million to $189.0 million. The Company’s interest in the upsized mezzanine loan is 45.2% and it carries a fixed 12.9% interest rate. As of December 31, 2019, the Company had an unfunded commitment of $48.9 million remaining.
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
In July 2018, the Company acquired a $326.8 million Class A office campus located in Norway from an affiliate of the Company’s Manager. In connection with the purchase, the Company assumed senior mortgage financing from a private bond issuance of $197.7 million. The bonds have a five-year term remaining, and carry a fixed interest rate of 3.91%.
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
In October 2018, the Company entered into a joint venture to invest in a mixed-use development project in Ireland. The Company agreed to invest up to $162.4 million of the $266.5 million total commitment. The Company co-invested along with two affiliates of the Manager, with the Company owning 61.0% of the joint venture and the affiliate entities owning the remaining 39.0%. The joint venture will invest in a senior mortgage loan with a fixed interest rate of 15.0% and a maturity date of two years from origination.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes our awards granted, forfeited or vested under the 2018 Plan during the years ended December 31, 2019 and December 31, 2018:

	Number of Shares
	Restricted Stock	Total	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2017	—	—	$—
Granted	1,003,818	1,003,818	19.39
Vested	(79,368)	(79,368)	19.39
Forfeited	(34,737)	(34,737)	19.39
Unvested Shares at December 31, 2018	889,713	889,713	$19.39
Granted	831,910	831,910	15.53
Vested	(379,546)	(379,546)	18.98
Forfeited	(6,487)	(6,487)	19.39
Unvested shares at December 31, 2019	1,335,590	1,335,590	$17.79

Fair value of equity awards that vested during the years ended December 31, 2019 and December 31, 2018, determined based on their respective fair values at vesting date, was $5.7 million and $1.5 million, respectively. There was no equity-based compensation plan for the year ended December 31, 2017. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations.
At December 31, 2019, aggregate unrecognized compensation cost for all unvested equity awards was $15.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.

13.	Stockholders’ Equity
Authorized Capital
As of December 31, 2019, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock. On February 1, 2019, the Class B-3 common stock automatically converted to Class A common stock and each unissued share of Class B-3 common stock was automatically reclassified as one share of Class A common stock.
The Company had no shares of preferred stock issued and outstanding as of December 31, 2019.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends
During the year ended December 31, 2019, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
January 17, 2019	January 31, 2019	February 11, 2019	$0.145
February 15, 2019	February 28, 2019	March 11, 2019	$0.145
March 18, 2019	March 29, 2019	April 10, 2019	$0.145
April 15, 2019	April 30, 2019	May 10, 2019	$0.145
May 2, 2019	May 31, 2019	June 10, 2019	$0.145
June 17, 2019	June 30, 2019	July 10, 2019	$0.145
July 17, 2019	July 31, 2019	August 9, 2019	$0.145
August 1, 2019	August 31, 2019	September 10, 2019	$0.145
September 17, 2019	September 30, 2019	October 10, 2019	$0.145
October 17, 2019	October 31, 2019	November 12, 2019	$0.145
November 7, 2019	November 30, 2019	December 10, 2019	$0.10
November 7, 2019	December 31, 2019	January 10, 2020	$0.10

During the fourth quarter of 2019, the Company elected to modify its dividend payment and paid monthly cash dividends of $0.10 per share of Class A common stock beginning with the month ending November 30, 2019.
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
As of December 31, 2019, the Company had not repurchased any shares under the Stock Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2016	$—	$—	$—	$—
Other comprehensive income (loss)	—	—	—	—
AOCI at December 31, 2017	—	—	—	—
Other comprehensive income (loss)	(1,295)	11,037	(10,141)	(399)
AOCI at December 31, 2018	(1,295)	11,037	(10,141)	(399)
Other comprehensive income (loss)	17,204	14,835	(3,346)	28,693
AOCI at December 31, 2019	$15,909	$25,872	$(13,487)	$28,294
Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2016	$—	$—	$—	$—
Other comprehensive income (loss)	—	—	—	—
AOCI at December 31, 2017	—	—	—	—
Other comprehensive income (loss)	(32)	268	(246)	(10)
AOCI at December 31, 2018	(32)	268	(246)	(10)
Other comprehensive income (loss)	644	625	(555)	714
AOCI at December 31, 2019	$612	$893	$(801)	$704

14.	Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited partnership interests in the OP held by RED REIT. Net income (loss) attributable to the noncontrolling interests is based on the limited partners’ ownership percentage of the OP. Net loss attributable to the noncontrolling interests of the OP was $9.9 million and $4.1 million for the years ended December 31, 2019 and 2018, respectively.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities for the years ended December 31, 2019 and 2018 was $38.2 million and $4.8 million, respectively. Net income attributable to noncontrolling interests in the investment entities for the year ended December 31, 2017 was $39.4 million.

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2019 and December 31, 2018 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures - PE Investments	$—	$1,425	$8,858	$10,283	$—	$—	$160,851	$160,851
Real estate securities, available for sale	—	252,824	—	252,824	—	228,185	—	228,185
Mortgage loans held in securitization trusts, at fair value	—	—	1,872,970	1,872,970	—	—	3,116,978	3,116,978
Other assets - derivative assets	—	4,122	—	4,122	—	14,139	—	14,139
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$1,762,914	$—	$1,762,914	$—	$2,973,936	$—	$2,973,936
Other liabilities - derivative liabilities	—	19,133	—	19,133	—	6,042	—	6,042

The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)
Beginning balance	$160,851	$3,116,978	$24,417	$—
Contributions(2)/purchases	151	—	248,390	3,327,199
Distributions/paydowns	(18,407)	(55,288)	(78,424)	(147,824)
Deconsolidation of securitization trust(3)	—	(1,239,627)	—	—
Equity in earnings	—	—	21,709	—
Sale of investments	(48,930)	(39,848)	—	—
Transfers out of Level 3	(84,807)	—	—	—
Unrealized gain (loss) in earnings	—	87,983	(55,241)	(58,950)
Realized (loss) in earnings		2,772	—	(3,447)
Ending balance	$8,858	$1,872,970	$160,851	$3,116,978
_________________________________________

(1)
For the year ended December 31, 2019, unrealized gain of $88.0 million related to mortgage loans held in securitization trusts, at fair value was offset by unrealized loss of $83.9 million related to mortgage obligations issued by securitization trusts, at fair value.

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
For the years ended December 31, 2019 and December 31, 2018, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of December 31, 2019 and December 31, 2018, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and 11.0% to 15.0%, respectively, and timing and amount of expected future cash flows. As of December 31, 2018, the Company applied additional mark-to-market adjustments based on a percentage of GP NAV with a

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

weighted average of 11.2%. No additional mark-to-market adjustments were recorded as of December 31, 2019. As of December 31, 2019 and December 31, 2018, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included yields ranging from 15.0% to 16.1% and 14.5% and 19.0%, respectively, and a weighted average life of 5.4 years and 5.4 years, respectively. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the year ended December 31, 2019, the Company recorded a realized loss associated with the sale of a portion of the Company’s PE Investments of $0.3 million. For the year ended December 31, 2018, the Company recorded an unrealized loss on PE Investments of $55.2 million, respectively. These amounts, when incurred, are recorded as equity in earnings of unconsolidated ventures in the consolidated statements of operations.
For the years ended December 31, 2019 and December 31, 2018 the Company recorded a net unrealized gain of $4.1 million and $5.0 million respectively, related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
For the years ended December 31, 2019 and December 31, 2018, the Company recorded realized gain of $2.8 million and a realized loss of $3.4 million, respectively, on mortgage loans held in securitization trusts, at fair value, which represents the gain upon the sale of the Company’s retained interests in the subordinate tranches of one securitization trust. This amount is recorded as realized gain on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of December 31, 2019 and December 31, 2018, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019				December 31, 2018
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net	$2,858,423	(2)	$2,576,332	$2,470,561	$2,129,857	(2)	$2,020,497	$2,025,216
Financial liabilities:(1)
Securitization bonds payable, net	$840,423		$833,153	$840,423	$81,372		$81,372	$81,372
Mortgage and other notes payable, net	1,260,267		1,256,112	1,260,675	1,177,401		1,173,019	1,177,669
Master repurchase facilities	1,099,233		1,099,233	1,099,233	1,365,918		1,365,918	1,365,918
_________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $276.6 million and $135.0 million as of December 31, 2019 and December 31, 2018, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2019. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of December 31, 2019, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of December 31, 2019, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following table summarizes assets carried at fair value on a nonrecurring basis as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans and preferred equity held for investment, net	$—	$—	$104,797	$104,797	$—	$—	$349,614	$349,614
Loans held for sale	—	—	5,016	5,016	—	—	—	—
Real estate, net	—	—	448,690	448,690	—	—	48,934	48,934
Real estate assets held for sale	—	—	134,966	134,966	—	—	—	—
Investments in unconsolidated ventures	—	—	211,024	211,024	—	—		—
Deferred leasing costs and intangible assets, net	—	—	42,122	42,122	—	—	497	497

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented (dollars in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Provision for loan losses:
Loans and preferred equity held for investment, net	$209,988	$114,428
Loans held for sale	10,584	—
Total provision for loan losses	$220,572	$114,428

Impairment:
Real estate, net	$208,891	$29,378
Real estate held for sale	56,286	—
Investments in unconsolidated ventures	48,407	—
Deferred leasing costs and intangible assets, net	1,043	—
Total impairment	$314,627	$29,378

Loans and preferred equity held for investment, net—Provision for loan losses consisted of certain loans in the Company’s Legacy, Non-Strategic Portfolio segment, which reflected the reduction of the estimated fair value of the collateral. The fair value of the loans collateral was determined using independent third party valuations and applying terminal capitalization rates ranging from 11% to 29%. The Company recorded $210.0 million and $114.4 million of provision for loan losses related to its loans and preferred equity included in its Legacy, Non-Strategic Portfolio segment during the years ended December 31, 2019 and December 31, 2018, respectively.
Loans held for sale— Provision for loan losses consisted of one loan in the Company’s Legacy, Non-Strategic Portfolio segment. The fair value of the loan was based on a discounted cash flow projection of principal and interest expected to be collected, utilizing a discount rate of 10.5%, which includes consideration of the financial standing of the borrower as well as operating results of the underlying collateral. The Company recorded $10.6 million of provision for loan losses related to the loan during the year ended December 31, 2019.
Investments in unconsolidated ventures—Impaired investments in unconsolidated ventures consisted of the company’s proportionate share of impairment on one loan in the Company’s Legacy, Non-Strategic Portfolio segment, which reflected the reduction of the estimated fair value of the collateral. The fair value of the loans collateral was determined using independent third party valuations and applying a terminal capitalization rate of 20%. The Company recorded $14.7 million of impairment related to the loan during the year ended December 31, 2019.
Also, the Company recorded its proportionate share of impairment on two loans and an equity partnership interest secured by residential development projects included in its Legacy, Non-Strategic Portfolio, which were a result of revised sales expectations based on market prices of similar properties recently sold or currently being offered for sale. The Company recorded $16.1 million of impairment related to the two loans and equity partnership interest during the year ended December 31, 2019.
Furthermore, the Company recorded its proportionate share of impairment related to an equity participation interest in a joint venture, within its Core Portfolio, to reflect the estimated value of the collateral. The fair value of the loans collateral was determined using independent third party valuations and applying a terminal capitalization rate of 8%. The Company recorded $17.6 million of impairment related to its equity participation interest during the year ended December 31, 2019.
Real estate, net— Impaired real estate held for investment consisted of certain properties in the Company’s net leased real estate segment in its Core Portfolio and Legacy, Non-Strategic Portfolio segments with substantially all of such impairment resulting from the reduction in the estimated holding period of the properties. Fair value of the impaired properties was determined using a future cash flow analysis that included an eventual sale of the properties, with expected sale price generally based on broker price opinions, independent third party valuations and/or applying a terminal capitalization rate ranging from 6% to 14%. The Company recorded $23.9 million of impairment on its net leased real estate properties in its Core Portfolio during the year ended December 31, 2019. The Company recorded $185.0 million and $7.1 million of impairment on its Legacy, Non-Strategic Portfolio properties during the years ended December 31, 2019 and December 31, 2018, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company previously recorded $7.1 million of impairment on a separate legacy, non-strategic property during the third quarter of 2018.
Real estate held for sale— Impaired real estate held for sale consisted of certain properties in the company’s net leased real estate segment included in its Core Portfolio and Legacy, Non-Strategic Portfolio segments resulting from one or more changes including reduction in the estimated holding period of the properties, rent reductions and exposure to the retail market. Fair value of the impaired properties was determined using a future cash flow analysis that included an eventual sale of the properties, with expected sale price generally based on broker price opinions and/or applying a terminal capitalization rate ranging from 3% to 20%. The Company recorded $73.8 million and $22.3 million of impairment on its Legacy, Non-Strategic Portfolio properties held for sale during the years ended December 31, 2019 and December 31, 2018, respectively.
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
As of December 31, 2019 and December 31, 2018, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	December 31, 2019			December 31, 2018
	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$—	$4,122	$4,122	$11,312	$2,796	$14,108
Interest rate contracts	—	—	—	—	31	31
Included in other assets	$—	$4,122	$4,122	$11,312	$2,827	$14,139
Derivative Liabilities
Foreign exchange contracts	$(2,128)	$(29)	$(2,157)	$(10)	$—	$(10)
Interest rate contracts	—	(16,976)	(16,976)	—	(6,032)	(6,032)
Included in accrued and other liabilities	$(2,128)	$(17,005)	$(19,133)	$(10)	$(6,032)	$(6,042)

For the year ended December 31, 2019, the Company posted $13.4 million in net cash collateral to counterparties for its derivative contracts. As of December 31, 2019, those counterparties held $18.9 million in cash collateral.
The following table summarizes the foreign exchange and interest rate contracts as of December 31, 2019:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)		Range of Maturity Dates
		Designated	Non-Designated
FX Forward	EUR	€164,686	€—	June 2020 - June 2023
FX Forward	NOK	NOK 585,600	NOK 318,400	January 2020 - July 2023
Interest Rate Swap	USD	$—	$403,838	April 2020 - August 2028

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below represents the effect of the derivative financial instruments on the consolidated statements of operations and of comprehensive income (loss) for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018
Other gain (loss), net
Non-designated foreign exchange contracts	$1,286	$2,796
Non-designated interest rate contracts	(10,966)	(6,001)
	$(9,680)	$(3,205)
Accumulated other comprehensive income (loss)
Designated foreign exchange contracts	$15,460	$11,305
	$15,460	$11,305
Interest income
Non-designated interest rate contracts	$—	$2,176

At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), net. During the years ended December 31, 2019 and 2018, no gain (loss) was transferred from accumulated other comprehensive income (loss).
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
		(Assets) Liabilities	Cash Collateral Pledged
December 31, 2019
Derivative Assets
Foreign exchange contracts	$4,122	$(2,157)	$—	$1,965
Interest rate contracts	—	—	—	—
	$4,122	$(2,157)	$—	$1,965
Derivative Liabilities
Foreign exchange contracts	$(2,157)	$2,157	$—	$—
Interest rate contracts	(16,976)	—	16,976	—
	$(19,133)	$2,157	$16,976	$—

December 31, 2018
Derivative Assets
Foreign exchange contracts	$14,108	$(10)	$—	$14,098
Interest rate contracts	31	—	—	31
	$14,139	$(10)	$—	$14,129
Derivative Liabilities
Foreign exchange contracts	$(10)	$10	$—	$—
Interest rate contracts	(6,032)	—	5,490	(542)
	$(6,042)	$10	$5,490	$(542)

17.	Income Taxes
The Company is subject to income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local non-U.S. jurisdictions, primarily in Europe. The Company’s current primary sources of income subject to tax are income from its hotel investments, certain PE Investments, and real estate and loan investments in Europe.
The following table provides a summary of the Company’s tax provisions (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$(6,316)	$(7,534)	$(389)
State and local	(1,824)	(583)	(75)
Foreign	316	(588)	—
Total current tax benefit (expense)	(7,824)	(8,705)	(464)
Deferred
Federal	2,226	(27,817)	(1,760)
State and local	—	—	16
Foreign	2,426	(537)	—
Total deferred tax benefit (expense)	4,652	(28,354)	(1,744)
Total income tax expense	$(3,172)	$(37,059)	$(2,208)

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Income Tax Assets and Liabilities
Deferred tax asset is included in other assets while deferred tax liability is included in accrued and other liabilities on the consolidated balance sheets.
The components of deferred tax assets and deferred tax liabilities arising from temporary differences are as follows (dollars in thousands):

	December 31,
	2019	2018
Deferred tax assets
Basis difference - investment in partnerships	$40,626	$40,205
Disallowed interest expense carry forwards	524	2,659
Net operating and capital loss carry forwards(1)	9,910	3,974
Other	746	746
Gross deferred tax asset	51,806	47,584
Valuation allowance	(49,244)	(46,842)
Deferred tax assets, net of valuation allowance	$2,562	$742

Deferred tax liabilities
Basis difference - real estate	(31,463)	(34,418)
Gross deferred tax liabilities	(31,463)	(34,418)
Net deferred tax liability	$(28,901)	$(33,676)
_________________________________________

(1)
As of December 31, 2019 and 2018, deferred tax asset was recognized on net operating losses of $27.1 million and $15.6 million, respectively. Net operating losses attributable to U.S. federal and state, where applicable, generally begin to expire in 2034, or can be carried forward indefinitely.

Effective Income Tax
The Company’s income tax expense varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation of the statutory U.S. income tax to the Company’s effective income tax is presented as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Pre-tax income (loss) attributable to taxable entities	$(1,316)	$(39,843)	$548
Federal tax expense (benefit) at statutory tax rate (21%, 21% and 35%, respectively)	(276)	(8,367)	192
State and local taxes, net of federal income tax expense (benefit)	71	(644)	12
Permanent adjustments	2,850	41	—
Foreign income tax differential	(1,328)	24	—
Foreign income tax rate change	(1,383)	—	—
Return to provision	(273)	—	—
Valuation allowance, net	2,402	43,078	—
Revaluation of deferred taxes due to "Tax Cuts and Jobs Act"	—	1,725	212
Other	1,109	1,202	1,792
Income tax expense	$3,172	$37,059	$2,208

Tax Examinations and Uncertainty in Income Tax
The Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2016.
There were no material uncertain tax positions as of December 31, 2019. For the years ended December 31, 2019, 2018 and 2017 the Company has not recognized any interest or penalties related to uncertain tax positions.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2019, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments for loans and preferred equity held for investment was $190.2 million for senior loans, $36.0 million for securitized loans, $1.3 million for corporate term loans and $49.1 million for mezzanine loans. Total unfunded commitments for equity method investments was $50.9 million.
Ground Lease Obligation
The Company’s operating leases are ground leases acquired with real estate.
At December 31, 2019, the weighted average remaining lease terms were 15.3 years for ground leases.
For the years ended December 31, 2018 and 2017, ground lease expense, including variable lease expense incurred, was $2.8 million and $2.1 million, respectively. The following table presents lease expense, included in property operating expense, for the year ended December 31, 2019 (dollars in thousands):

Year Ended December 31, 2019
Operating lease expense:
Minimum lease expense	$3,134
Variable lease expense	—
$3,134

The operating lease liability was determined using a weighted average discount rate of 5.2%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of December 31, 2019 (dollars in thousands):

2020	$3,232
2021	3,216
2022	3,244
2023	3,274
2024	2,383
2025 and thereafter	23,079
Total lease payments	38,428
Less: Present value discount	12,933
Operating lease liability (Note 9)	$25,495

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of December 31, 2018 (dollars in thousands):

2019	$2,821
2020	2,819
2021	2,804
2022	1,882
2023	1,388
2024 and thereafter	12,998
Total	$24,712

Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of December 31, 2019, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

19.	Segment Reporting
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
During the third quarter of 2019, the Company realigned the business and reportable segment information to reflect how the CODM regularly review and manage the business. As a result, the Company presents its business segments as follows:

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

◦
Net Leased Real Estate—direct investments in CRE with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes.

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
The Company primarily generates revenue from net interest income on the loan, preferred equity and securities portfolios, rental and other income from its net leased, hotel, multi-tenant office, and multifamily real estate assets, as well as equity in earnings of unconsolidated ventures. CRE debt securities include the Company’s investment in the subordinate tranches of the securitization trusts which are eliminated in consolidation. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present segment reporting for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Core
	Senior and MezzanineLoans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Year Ended December 31, 2019
Net interest income (expense)	$75,952	$20,967	$9	$(9,581)	$87,347	$10,331	$97,678
Property and other income	729	429	115,642	504	117,304	138,984	256,288
Management fee expense	—	—	—	(33,912)	(33,912)	(8,478)	(42,390)
Property operating expense	—	—	(31,733)	—	(31,733)	(81,068)	(112,801)
Transaction, investment and servicing expense	(2,142)	(4)	(214)	(854)	(3,214)	(3,977)	(7,191)
Interest expense on real estate	—	—	(34,430)	—	(34,430)	(20,985)	(55,415)
Depreciation and amortization	—	—	(49,003)	—	(49,003)	(54,217)	(103,220)
Provision for loan losses	—	—	—	—	—	(220,572)	(220,572)
Impairment of operating real estate	—	—	(23,911)	—	(23,911)	(258,838)	(282,749)
Administrative expense	(1,036)	(1,208)	(380)	(14,267)	(16,891)	(15,045)	(31,936)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	5,127	—	(1,037)	4,090	—	4,090
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	48	—	2,724	2,772	—	2,772
Other gain (loss), net	30	(10,931)	2,430	1	(8,470)	7,498	(972)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	73,533	14,428	(21,590)	(56,422)	9,949	(506,367)	(496,418)
Equity in earnings (loss) of unconsolidated ventures	56,241	—	—	—	56,241	(19,299)	36,942
Income tax benefit (expense)	(881)	—	524	(382)	(739)	(2,433)	(3,172)
Net income (loss)	$128,893	$14,428	$(21,066)	$(56,804)	$65,451	$(528,099)	$(462,648)
_________________________________________

(1)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the year ended December 31, 2019, $1.7 million, was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Core
	Senior and MezzanineLoans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Year Ended December 31, 2018
Net interest income (expense)	$59,178	$24,778	$4	$(6,602)	$77,358	$38,181	$115,539
Property and other income	315	84	88,691	1,131	90,221	91,769	181,990
Management fee expense	—	—	—	(34,551)	(34,551)	(8,639)	(43,190)
Property operating expense	10	—	(26,683)	—	(26,673)	(46,943)	(73,616)
Transaction, investment and servicing expense	(1,847)	(80)	(468)	(33,500)	(35,895)	(905)	(36,800)
Interest expense on real estate	—	—	(25,372)	—	(25,372)	(18,065)	(43,437)
Depreciation and amortization	—	—	(45,735)	—	(45,735)	(45,251)	(90,986)
Provision for loan losses	517	—	—	—	517	(114,428)	(113,911)
Impairment of operating real estate	—	—	(2,435)	—	(2,435)	(29,378)	(31,813)
Administrative expense	(501)	(1,617)	(145)	(12,119)	(14,382)	(12,252)	(26,634)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	1,642	—	3,361	5,003	—	5,003
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(3,447)	—	—	(3,447)	—	(3,447)
Other gain (loss), net	(114)	(6,032)	2,736	—	(3,410)	644	(2,766)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	57,558	15,328	(9,407)	(82,280)	(18,801)	(145,267)	(164,068)
Equity in earnings (loss) of unconsolidated ventures	42,484	—	—	—	42,484	(18,710)	23,774
Income tax expense	—	—	(1,125)	—	(1,125)	(35,934)	(37,059)
Net income (loss)	$100,042	$15,328	$(10,532)	$(82,280)	$22,558	$(199,911)	$(177,353)
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Core
	Senior and MezzanineLoans and Preferred Equity	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Year Ended December 31, 2017
Net interest income (expense)	$71,172	$—	$—	$71,172	$48,023	$119,195
Property and other income	468	7,556	—	8,024	16,517	24,541
Property operating expense	—	(1,236)	—	(1,236)	(6,742)	(7,978)
Transaction, investment and servicing expense	(2,309)	(200)	—	(2,509)	(61)	(2,570)
Interest expense on real estate	—	(2,968)	—	(2,968)	(2,127)	(5,095)
Depreciation and amortization	—	(3,084)	—	(3,084)	(6,053)	(9,137)
Provision for loan losses	(518)	—	—	(518)	—	(518)
Impairment of operating real estate	—	—	—	—	—	—
Administrative expense	(1,078)	(1)	(5,782)	(6,861)	(5,808)	(12,669)
Other gain (loss), net	(400)	—	—	(400)	10	(390)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	67,335	67	(5,782)	61,620	43,759	105,379
Equity in earnings (loss) of unconsolidated ventures	3,000	—	—	3,000	21,709	24,709
Income tax benefit (expense)		—	—	—	(2,208)	(2,208)
Net income (loss)	$70,335	$67	$(5,782)	$64,620	$63,260	$127,880

The following table presents total assets by segment as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	Core
Total Assets	Senior and Mezzanine Loans and Preferred Equity(1)	CRE Debt Securities	Net Leased Real Estate	Corporate(2)	Total Core Portfolio	Legacy, Non-Strategic Portfolio(3)	Total
December 31, 2019	$2,464,963	$2,226,448	$1,181,609	$496,714	$6,369,734	$1,044,572	$7,414,306
December 31, 2018	2,111,443	3,507,404	1,313,220	(70,600)	6,861,467	1,799,263	8,660,730
_________________________________________

(1)	Includes investments in unconsolidated ventures totaling $585.0 million and $742.2 million as of December 31, 2019 and December 31, 2018, respectively.

(2)	Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trusts in consolidation.

(3)	Includes PE Investments totaling $10.3 million and $160.9 million as of December 31, 2019 and December 31, 2018, respectively.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Total income by geography:
United States	$539,094	$481,404	$185,853
Europe	49,476	17,487	—
Other	32	1,897	3,611
Total(1)	$588,602	$500,788	$189,464

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019	December 31, 2018
Long-lived assets by geography:
United States	$1,282,189	$1,764,247
Europe	315,369	329,511
Total(2)	$1,597,558	$2,093,758
_________________________________________

(1)	Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.

(2)	Long-lived assets are comprised of real estate and real estate related intangible assets, and excludes financial instruments and assets held for sale.

20.	Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2019, 2018 and 2017 consist of the following (dollars in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(462,648)	$(177,353)	$127,880
Net (income) loss attributable to noncontrolling interests:
Investment Entities	38,208	4,771	(39,376)
Operating Partnership(1)	9,928	4,084	(5,734)
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(414,512)	$(168,498)	$82,770

Numerator:
Net income allocated to participating securities (nonvested shares)	$(2,187)	$(1,439)	$—
Net income (loss) attributable to common stockholders	$(416,699)	$(169,937)	$82,770

Denominator:
Weighted average shares outstanding(2)(3)	128,391	120,677	44,399

Net income (loss) per common share - basic and diluted(3)	$(3.25)	$(1.41)	$1.86
_________________________________________

(1)
For earnings per share for the year ended December 31, 2017, the Company allocated the OP’s share of net income as if the OP held 3,075,623 CLNC OP Units during the period for comparative purposes. The CLNC OP Units were not issued until January 31, 2018.

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
Dividends
On January 15, 2020, the Company’s Board of Directors declared a monthly cash dividend of $0.10 per share of Class A common stock for the month ended January 31, 2020. The common stock dividend was paid on February 10, 2020 to stockholders of record on January 31, 2020. These distributions represent an annualized dividend of $1.20 per share of Class A common stock.
On February 14, 2020, the Company’s Board of Directors declared a monthly cash dividend of $0.10 per share of Class A common stock for the month ending February 29, 2020, which will be paid on March 10, 2020 to stockholders of record on February 29, 2020.
Investment Sales
Subsequent to December 31, 2019, the Company sold one property and one loan held in a joint venture in its Legacy, Non-Strategic Portfolio for total gross proceeds of $21.5 million. The Company will recognize a gain of approximately $1.7 million during the first quarter of 2020.

COLONY CREDIT REAL ESTATE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Dollars in Thousands)

			Initial Cost			Gross Amount Carried at December 31, 2019 (1)
Property Description / Location	Number of Properties	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (1)(2)	Land	Building and Improvements	Total	Accumulated Depreciation (3)	Total	Date of Acquisition (4)	Life on Which Depreciation is Computed
Industrial-Alaska	1	$—	$738	$286	$8	$720	$312	$1,032	$41	$991	2019	10 years
Industrial-Arizona	1	77,864	14,494	59,991	78	14,494	60,069	74,563	2,625	71,938	2018	31 years
Industrial-California	1	122,136	32,552	148,911	79	32,552	148,990	181,542	6,943	174,599	2018	28 years
Industrial-Ohio	23	74,916	13,933	132,724	(19,484)	11,721	115,452	127,173	11,497	115,676	2018	39 years
Industrial-Various	22	250,000	27,852	307,534	4,702	27,852	312,236	340,088	24,148	315,940	2018	40 years
Multifamily-Louisiana	1	42,925	3,646	70,190	(4,412)	3,396	66,028	69,424	3,601	65,823	2018	30 years
Multifamily-Michigan	1	42,443	4,191	88,645	3,593	4,190	92,239	96,429	6,562	89,867	2018	30 years
Office-Colorado	1	31,821	2,359	41,410	2,982	2,359	44,392	46,751	3,921	42,830	2017	40 years
Office-Indiana	1	24,117	3,773	26,916	3,519	3,772	30,436	34,208	3,149	31,059	2017	40 years
Office-Maine	1	—	—	4,035	(729)	—	3,306	3,306	185	3,121	2019	33 years
Office-Missouri	1	108,719	22,079	131,292	(46,383)	14,725	92,263	106,988	11,883	95,105	2018	39 years
Office-Nebraska	1	—	3,686	12,846	(2,779)	2,879	10,874	13,753	1,628	12,125	2019	33 years
Office-New Jersey	1	12,450	4,956	13,429	(5,559)	3,087	9,739	12,826	1,540	11,286	2017	40 years
Office-North Carolina	13	—	5,214	26,417	(5,192)	4,048	22,391	26,439	2,422	24,017	2019	Various
Office-Norway	1	181,952	55,054	277,439	(25,656)	54,540	252,297	306,837	11,713	295,124	2018	37 years
Office-Ohio	1	—	4,431	29,363	(16,486)	2,074	15,234	17,308	2,320	14,988	2017	40 years
Office-Pennsylvania	1	75,256	12,480	130,942	(55,163)	7,675	80,584	88,259	8,168	80,091	2018	40 years
Retail-Alaska	1	—	4,890	8,850	(2,447)	3,882	7,411	11,293	2,263	9,030	2019	7 years
Retail-Illinois	1	4,370	—	7,338	(3,578)	—	3,760	3,760	553	3,207	2017	40 years
Retail-Indiana	1	3,422	—	5,171	(1,769)	—	3,402	3,402	395	3,007	2017	40 years
Retail-Kansas	1	5,441	1,048	7,023	(3,770)	535	3,766	4,301	614	3,687	2017	40 years
Retail-Maine	1	1,658	—	6,317	(3,953)	—	2,364	2,364	481	1,883	2017	40 years
Retail-Massachusetts	2	8,310	—	12,254	(5,939)	—	6,315	6,315	932	5,383	2017	40 years
Retail-New Hampshire	2	16,152	1,495	21,488	(11,487)	915	10,581	11,496	1,733	9,763	2017	40 years
Retail-New York	1	3,911	—	6,372	(3,074)	—	3,298	3,298	480	2,818	2017	40 years
Retail-South Carolina	1	—	340	1,553	(178)	282	1,433	1,715	277	1,438	2019	9 years
Total operating real estate, net	83	$1,087,863	$219,211	$1,578,736	$(203,077)	$195,698	$1,399,172	$1,594,870	$110,074	$1,484,796
______________________________

(1)	The aggregate gross cost of total real estate assets for federal income tax purposes is $1.7 billion as of December 31, 2019.

(2)	Gross amount carried is shown net of impairment and net of the effect of changes in foreign exchange rates.

(3)	Depreciation is calculated using a useful life of 2 to 48 years for buildings and improvements.

(4)	Properties consolidated upon the Combination reflect an acquisition date of February 1, 2018, the effective date of consolidation.

COLONY CREDIT REAL ESTATE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Dollars in Thousands)
Changes in the Company’s operating real estate portfolio gross of accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
Balance at January 1	$2,017,252	$225,710	$9,083
Real estate acquired in the Combination (Note 3)	—	1,287,515	205,376
Property acquisitions(1)	120,139	695,794	—
Improvements and capitalized costs	23,406	23,417	20,193
Impairment	(265,312)	(31,813)	—
Dispositions	(103,242)	(161,513)	(8,942)
Effect of changes in foreign exchange rates	(3,991)	(21,858)	—
Balance at December 31	1,788,252	2,017,252	225,710
Classified as held for sale, net(2)	(193,382)	—	—
Balance at December 31, held for investment	$1,594,870	$2,017,252	$225,710
__________________________________________________

(1)	Includes REO foreclosures of $120.1 million.

(2)	Amounts classified as held for sale during the year and remain as held for sale at the end of the year.
Changes in accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
Balance at January 1	$57,562	$5,970	$145
Depreciation expense	72,926	56,270	5,825
Dispositions	(5,368)	(4,272)	—
Effect of changes in foreign exchange rates	(228)	(406)	—
Balance at December 31	$124,892	$57,562	$5,970
Classified as held for sale(1)	(14,818)	—	—
Balance at December 31, held for investment	$110,074	$57,562	$5,970
__________________________________________________

(1)	Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

COLONY CREDIT REAL ESTATE, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2019
(Dollars in Thousands)

Loan Type / Collateral / Location (1) (2)	Number of Loans	Interest Rate Range (3)	Maturity Date Range (4)	Periodic Payment Terms (5)	Prior Liens (6)	Unpaid Principal Amount	Carrying Value (7)(8)	Principal Amount Subject to Delinquent Principal or Interest (9)
First mortgage:
Hotel-California, USA	1	5.96%	January 2021	I/O	$—	$173,486	$173,486	$—
Hotel-California, USA	1	5.00%	July 2023	I/O	—	120,000	119,092	—
Hotel-California, USA	1	6.60%	October 2022	I/O	—	141,466	140,437	—
Hotel-New York, USA(10)	1	4.12%	May 2023	P&I	—	75,976	50,000	75,976
Hotel-New York, USA(10)	1	8.04%	May 2023	I/O	—	70,145	—	70,145
Hotel-Various, USA(11)	2	5.22% - 7.72%	January 2020 to July 2021	I/O	—	105,063	105,277	32,063
Office-California, USA	1	5.70%	December 2020	I/O	—	113,384	112,953	—
Office-Connecticut, USA	1	5.65%	June 2023	I/O	—	86,788	85,871	—
Office-Various, USA	13	4.21% - 6.57%	July 2020 to October 2022	I/O	—	549,275	546,142	—
Multifamily-Various, USA	1	5.50%	April 2021	I/O	—	92,000	91,560	—
Multifamily-California, USA	1	6.80%	June 2021	I/O	—	93,869	93,080	—
Multifamily-California, USA	1	5.35%	July 2022	I/O	—	173,760	173,002	—
Multifamily -Various, USA	11	4.45% - 6.91%	May 2020 to July 2021	I/O	—	339,729	339,358	—
Retail-Various, USA(12)	6	6.00% - 8.26%	January 2020 to January 2022	Both	—	151,948	94,490	112,648
Industrial-New York, USA	1	5.25%	September 2021	I/O	—	116,000	115,005	—
Other-New York, USA	1	5.40%	November 2021	I/O	—	66,073	65,310	—
	44				—	2,468,962	2,305,063	290,832
Subordinated mortgage and mezzanine:
Hotel-New York, USA(10)	1	14.47%	May 2023	I/O	146,121	61,750	—	61,750
Hotel-New York, USA(10)	3	11.50% - 12.71%	January 2021 to July 2023	Both	326,121	89,701	40,455	49,366
Multifamily -Various, USA	5	9.45% - 13.50%	August 2020 to August 2024	Both	252,346	103,944	103,053	—
Retail-Colorado, USA(13)	1	9.76%	April 2020	I/O	28,890	6,110	—	6,110
	10				753,478	261,505	143,508	117,226
Preferred equity:
Office-New York, USA	1	12.00%	June 2027	I/O	439,204	97,735	97,735	—
Office-Nevada, USA	1	15.00%	September 2020	I/O	67,400	17,649	17,578	—
	2				506,604	115,384	115,313	—
Total	56				$1,260,082	$2,845,851	$2,563,884	$408,058
______________________________________________________________________________________

(1)	Loans with carrying values that are individually less than 3% of the total carrying value have been aggregated according to collateral type and location.

(2)	Does not include a corporate term loan with an unpaid principal amount of $12.6 million and carrying value of $12.4 million that is not related to real estate.

(3)	Variable rate loans are determined based on the applicable index in effect as of December 31, 2019.

(4)	Represents contractual maturity that does not contemplate exercise of extension option.

(5)	Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity.

(6)	Prior liens represent loan amounts owned by third parties that are senior to the Company’s mezzanine or preferred equity positions and are approximate.

(7)	Carrying amounts as of December 31, 2019 are presented net of $272.6 million of allowance for loan losses.

(8)	The aggregate cost of loans and preferred equity held for investment is approximately $2.8 billion for federal tax purposes as of December 31, 2019.

(9)	Represents principal balance of loans which are 90 days or more past due as to principal or interest.

(10)	Principal amount subject to delinquent principal or interest includes four loans to the same borrower and secured by the same collateral with combined unpaid principal amount of $257.2 million.

(11)	Principal amount subject to delinquent principal or interest includes one loan to one borrower with unpaid principal amount of $32.1 million.

(12)	Principal amount subject to delinquent principal or interest includes five loans to four borrowers with combined unpaid principal amount of $112.6 million.

(13)	Principal amount subject to delinquent principal or interest includes one loan to one borrower with unpaid principal amount of $6.1 million.

COLONY CREDIT REAL ESTATE, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
December 31, 2019
(Dollars in Thousands)

Activity in mortgage loans on real estate is summarized below:

	Year Ended December 31,
	2019	2018	2017
Balance at January 1	$2,005,497	$1,300,784	$1,523,426
Loans and preferred equity held for investment acquired in the Combination (Note 3)	—	1,249,733	—
Deconsolidation of investment entities	—	(553,678)	—
Acquisitions/originations/additional funding (1)	1,337,583	904,461	374,981
Loan maturities/principal repayments(2)	(444,736)	(627,219)	(547,252)
Foreclosure of loans held for investment	(174,048)	(117,878)	(20,204)
Combination adjustment	—	(50,314)	—
Discount accretion/premium amortization	6,293	2,582	8,551
Capitalized interest	12,190	5,837	1,802
Provision for loan losses	(220,572)	(109,328)	(518)
Charge-off	46,693	—	—
Recoveries	—	517	—
Payments received from PCI loans	—	—	(56,832)
Accretion on PCI loans	—	—	4,396
Consolidation of loans receivable held by investment entities	—	—	12,434
Transfer to loans held for sale	(5,016)	—	—
Balance at December 31	$2,563,884	$2,005,497	$1,300,784
______________________________________________________________________________________

(1)
Excludes origination of a corporate term loan with an unpaid principal amount of $12.6 million and carrying value of $12.4 million as of December 31, 2019 and a senior loan with an unpaid principal amount and carrying value of $15.0 million as of December 31, 2018 that are not related to real estate.

(2)	Excludes repayment of a senior loan with a principal amount and carrying value of $15.0 million that is not related to real estate.

Item 16. Form 10-K Summary
Omitted at Registrant’s option.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

3.2	Second Amended and Restated Bylaws of Colony Credit Real Estate, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 25, 2018)
4.1*	Description of Securities
10.1
Amended and Restated Limited Liability Company Agreement of Credit RE Operating Company, LLC, dated as of January 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.2
Credit Agreement, dated as of February 1, 2018, by and among Credit RE Operating Company, LLC, the other Subsidiary Borrowers from time to time parties thereto, the Several Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.3
First Amendment, dated as of November 19, 2018, to the Credit Agreement dated as of February 1, 2018 by and among Credit RE Operating Company LLC, the Subsidiary Borrowers from time to time parties thereto, the several Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on March 01, 2019)

10.4
Second Amendment, dated as of December 17, 2018, to the Credit Agreement dated as of February 1, 2018 by and among Credit RE Operating Company LLC, the Subsidiary Borrowers from time to time parties thereto, the several Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on March 01, 2019)

10.5
Amended and Restated Management Agreement, dated as of November 6, 2019, by and among Colony Credit Real Estate, Inc., Credit RE Operating Company, LLC and CLNC Manager, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on November 08, 2019)

10.6
Stockholders Agreement, dated as of January 31, 2018, by and between Colony Capital Operating Company, LLC and Colony NorthStar Credit Real Estate, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.7
Registration Rights Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Colony Capital Operating Company, LLC and NRF RED REIT Corp. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.8†
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

10.10†	Form of Restricted Stock Agreement to the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018)
10.11
Amended and Restated Master Repurchase Agreement, dated as of April  26, 2019, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 1, 2019)

10.12
Amended and Restated Limited Guaranty, made as of January 31, 2018, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 15, 2018)

10.13
Amended and Restated Limited Guaranty, made as of January 31, 2018, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 15, 2018)

10.14
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

10.15
Master Repurchase Agreement, dated as of March 11, 2013, by and among NS Income DB Loan, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income Trust, Inc.’s Current Report on Form 8-K (No. 000-54671) filed on March 12, 2013)

Exhibit Number	Description of Exhibit
10.16
First Amendment to Master Repurchase Agreement, dated as of October 8, 2013, by and among NS Income DB Loan, LLC and Deutsche Bank AG, Cayman Islands Branch, and acknowledged and agreed to by NS Income DB Loan Member, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.17
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

10.18
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

10.20
Master Repurchase Agreement, dated July 2, 2014, by and between DB Loan NT-II, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to NorthStar Real Estate Income II, Inc.’s Current Report on Form 8-K (No. 000-55189) filed on July 9, 2014)

10.21
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

10.25
Amended and Restated Guaranty Agreement, made as of April 20, 2018, by Credit RE Operating Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.26
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

10.27
Guaranty, made as of April 23, 2018, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.28
Master Repurchase Agreement, dated as of April 26, 2018, by and among Barclays Bank PLC, CLNC Credit 7, LLC and the other sellers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

10.29
Guaranty, made as of April 26, 2018, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

10.30
Master Repurchase Agreement, dated as of June 19, 2018, by and between CLNC Credit 6, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 25, 2018)

10.31
Guaranty, dated as of June 19, 2018, by Credit RE Operating Company, LLC, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 25, 2018)

10.32
Master Repurchase Agreement, dated as of October 23, 2018, by and among DB Loan NT-II, LLC, CLNC Credit 5, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on October 25, 2018)

10.33
Guaranty, dated as of October 23, 2018, by Credit RE Operating Company, LLC for the benefit of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on October 25, 2018)

10.34
Master Repurchase and Securities Contract, dated as of November 2, 2018, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on November 7, 2018)

Exhibit Number	Description of Exhibit
10.35
Guarantee Agreement, dated as of November 2, 2018, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (No. 001-38377) filed on November 7, 2018)

10.36
Indenture, dated as of October 22, 2019, by and among CLNC 2019-FL1, Ltd., as Issuer, CLNC 2019-FL1, LLC, as Co-Issuer, CLNC Advancing Agent, LLC, as Advancing Agent, U.S. Bank National Association, as Trustee, Note Administrator and Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (No. 001-38377) filed on October 25, 2019)

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

Colony Credit Real Estate, Inc.

Date:	February 28, 2020	/s/ Kevin P. Traenkle
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

SIGNATURE	TITLE	DATE

/s/ Kevin P. Traenkle	Chief Executive Officer and President and Director	February 28, 2020
Kevin P. Traenkle	(Principal Executive Officer)

/s/ Neale W. Redington	Chief Financial Officer	February 28, 2020
Neale W. Redington	(Principal Financial Officer)

/s/ Frank V. Saracino	Chief Accounting Officer	February 28, 2020
Frank V. Saracino	(Principal Accounting Officer)

/s/ Richard B. Saltzman	Chairman of the Board of Directors	February 28, 2020
Richard B. Saltzman

/s/ Darren J. Tangen	Director	February 28, 2020
Darren J. Tangen

/s/ Catherine D. Rice	Director	February 28, 2020
Catherine D. Rice

/s/ Vernon B. Schwartz	Director	February 28, 2020
Vernon B. Schwartz

/s/ John E. Westerfield	Director	February 28, 2020
John E. Westerfield

/s/ Winston W. Wilson	Director	February 28, 2020
Winston W. Wilson