Form 10-Q
period 2020-03-31
Colony Credit Real Estate, Inc.
filed 2020-05-08
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of May 7, 2020, Colony Credit Real Estate, Inc. had 128,488,858 shares of Class A common stock, par value $0.01 per share, outstanding

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
In addition to the financial statements contained herein, you should read and consider the audited financial statements and accompanying notes thereto of the Company for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2020.

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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, its borrowers and tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 pandemic impacts us, our borrowers and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
Among others, the following uncertainties and other factors could cause actual results to differ from those set forth in the forward-looking statements.

•	operating costs and business disruption may be greater than expected;

•
uncertainties regarding the ongoing impact of COVID-19, the severity of the disease, the duration of the COVID-19 outbreak, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact, the potential negative impacts of COVID-19 on the global economy and its adverse impact on the real estate market, the economy and our investments, financial condition and business operations;

•	defaults by borrowers in paying debt service on outstanding indebtedness and borrowers’ abilities to manage and stabilize properties;

•
deterioration in the performance of the properties securing our investments (including depletion of interest and other reserves or payment-in-kind concessions in lieu of current interest payment obligations) that may cause deterioration in the performance of our investments and, potentially, principal losses to us;

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

•	the ability to realize substantial efficiencies as well as anticipated strategic and financial benefits, including, but not limited to expected returns on equity and/or yields on investments;

•	adverse impacts on our corporate revolver, including covenant compliance and borrowing base capacity;

•
adverse impacts on our liquidity, including margin calls on master repurchase facilities, debt service or lease payment defaults or deferrals, demands for protective advances and capital expenditures, or our ability to continue to generate liquidity from sales of legacy, non-strategic assets;

•	our ability to liquidate our legacy, non-strategic assets within the projected timeframe or at the projected values;

•	the timing of and ability to deploy available capital;

•	our ability to pay, maintain or grow the dividend in the future;

•	the timing of and ability to complete repurchases of our stock;

•	our ability to refinance certain mortgage debt on similar terms to those currently existing or at all;

•
whether Colony Capital will continue to serve as our external manager or whether we will pursue a strategic transaction related thereto; and the impact of legislative, regulatory and competitive changes

•
and the actions of governmental authorities, including the current U.S. presidential administration, and in particular those affecting the commercial real estate finance and mortgage industry or our business.

The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, the section entitled “Risk Factors” in this Form 10-Q for the quarter ended March 31, 2020 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

PART I

Item 1. Financial Statements
COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$393,845	$69,619
Restricted cash	159,521	126,065
Loans and preferred equity held for investment, net(1)	2,351,278	2,576,332
Real estate securities, available for sale, at fair value	179,572	252,824
Real estate, net	1,226,988	1,484,796
Investments in unconsolidated ventures ($8,764 and $10,283 at fair value, respectively)	585,994	595,305
Receivables, net	41,569	46,456
Deferred leasing costs and intangible assets, net	98,507	112,762
Assets held for sale	270,680	189,470
Other assets	62,643	87,707
Mortgage loans held in securitization trusts, at fair value	1,822,991	1,872,970
Total assets	$7,193,588	$7,414,306
Liabilities
Securitization bonds payable, net	$833,671	$833,153
Mortgage and other notes payable, net	1,152,851	1,256,112
Credit facilities	1,260,419	1,099,233
Due to related party (Note 10)	10,766	11,016
Accrued and other liabilities	145,956	140,424
Intangible liabilities, net	10,548	22,149
Liabilities related to assets held for sale	10,842	294
Escrow deposits payable	49,499	74,497
Dividends payable	13,147	13,164
Mortgage obligations issued by securitization trusts, at fair value	1,732,388	1,762,914
Total liabilities	5,220,087	5,212,956
Commitments and contingencies (Note 16)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and 2019	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 128,366,427 and 128,538,703 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,284	1,285
Additional paid-in capital	2,907,796	2,909,181
Accumulated deficit	(959,695)	(819,738)
Accumulated other comprehensive income (loss)	(42,705)	28,294
Total stockholders’ equity	1,906,680	2,119,022
Noncontrolling interests in investment entities	21,141	31,631
Noncontrolling interests in the Operating Partnership	45,680	50,697
Total equity	1,973,501	2,201,350
Total liabilities and equity	$7,193,588	$7,414,306

_________________________________________

(1)
Net of $52.2 million and $272.6 million of allowance for loan losses at March 31, 2020 and December 31, 2019, respectively. See Note 3, “Loans and Preferred Equity Held for Investments, net and Loans Held for Sale” for further details.

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

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$11,965	$14,109
Restricted cash	15,737	25,646
Loans and preferred equity held for investment, net	994,306	1,016,781
Real estate, net	178,123	381,608
Receivables, net	20,668	26,044
Deferred leasing costs and intangible assets, net	26,638	36,323
Assets held for sale	210,434	102,397
Other assets	24,867	26,463
Mortgage loans held in securitization trusts, at fair value	1,822,991	1,872,970
Total assets	$3,305,729	$3,502,341
Liabilities
Securitization bonds payable, net	$833,671	$833,153
Mortgage and other notes payable, net	297,286	341,480
Credit facilities	24,847	23,882
Accrued and other liabilities	100,764	124,969
Intangible liabilities, net	8,751	20,230
Liabilities related to assets held for sale	10,842	251
Escrow deposits payable	4,128	10,485
Mortgage obligations issued by securitization trusts, at fair value	1,732,388	1,762,914
Total liabilities	$3,012,677	$3,117,364

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net interest income
Interest income	$46,104	$38,409
Interest expense	(20,744)	(19,292)
Interest income on mortgage loans held in securitization trusts	20,555	38,476
Interest expense on mortgage obligations issued by securitization trusts	(18,059)	(35,635)
Net interest income	27,856	21,958

Property and other income
Property operating income	52,513	63,134
Other income	9,409	177
Total property and other income	61,922	63,311

Expenses
Management fee expense	7,946	11,358
Property operating expense	22,531	28,180
Transaction, investment and servicing expense	3,134	529
Interest expense on real estate	13,078	13,607
Depreciation and amortization	17,976	27,662
Provision for loan losses	69,932	—
Impairment of operating real estate	4,126	—
Administrative expense (including $342 and $1,843 of equity-based compensation expense, respectively)	7,038	6,653
Total expenses	145,761	87,989

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(19,452)	1,029
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	48
Other loss, net	(20,162)	(5,079)
Loss before equity in earnings of unconsolidated ventures and income taxes	(95,597)	(6,722)
Equity in earnings of unconsolidated ventures	17,167	21,310
Income tax benefit (expense)	(1,711)	369
Net income (loss)	(80,141)	14,957
Net (income) loss attributable to noncontrolling interests:
Investment entities	(523)	298
Operating Partnership	1,892	(347)
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(78,772)	$14,908

Net income (loss) per common share - basic and diluted (Note 18)	$(0.62)	$0.11

Weighted average shares of common stock outstanding - basic and diluted (Note 18)	128,487	127,943
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(80,141)	$14,957
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	(75,029)	9,758
Change in fair value of net investment hedges	21,764	7,395
Foreign currency translation loss	(19,436)	(3,310)
Total other comprehensive income (loss)	(72,701)	13,843
Comprehensive income (loss)	(152,842)	28,800
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	(523)	298
Operating Partnership	3,594	(671)
Comprehensive income (loss) attributable to common stockholders	$(149,771)	$28,427

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	83,410	$834	44,399	$444	$2,899,353	$(193,327)	$(399)	$2,706,905	$72,683	$65,614	$2,845,202
Contributions	—	—	—	—	—	—	—	—	24	—	24
Distributions	—	—	—	—	—	—	—	—	(394)	—	(394)
Adjustments related to the Combination	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class B-3 common stock to Class A common stock	44,399	444	(44,399)	(444)	—	—	—	—	—	—	—
Issuance and amortization of equity-based compensation	800	8	—	—	1,835	—	—	1,843	—	—	1,843
Other comprehensive loss	—	—	—	—	—	—	13,519	13,519	—	324	13,843
Dividends and distributions declared ($0.44 per Class A share and $0.15 per Class B-3 share)	—	—	—	—	—	(55,726)	—	(55,726)	—	(1,340)	(57,066)
Shares canceled for tax withholding on vested stock awards	(96)	(1)	—	—	(1,496)	—	—	(1,497)	—	—	(1,497)
Reallocation of equity	—	—	—	—	(23)	—	—	(23)	—	23	—
Net income (loss)	—	—	—	—	—	14,908	—	14,908	(298)	347	14,957
Balance as of March 31, 2019	128,513	$1,285	—	$—	$2,899,669	$(234,145)	$13,120	$2,679,929	$72,015	$64,968	$2,816,912

Balance as of December 31, 2019	128,539	$1,285	—	$—	$2,909,181	$(819,738)	$28,294	$2,119,022	$31,631	$50,697	$2,201,350
Contributions	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	(11,013)	—	(11,013)
Conversion of Class B-3 common stock to Class A common stock	—	—	—	—	—	—	—	—	—	—	—
Issuance and amortization of equity-based compensation	—	—	—	—	342	—	—	342	—	—	342
Other comprehensive income	—	—	—	—	—	—	(70,999)	(70,999)	—	(1,702)	(72,701)
Dividends and distributions declared ($0.30 per share)	—	—	—	—	—	(38,541)	—	(38,541)	—	(922)	(39,463)
Shares canceled for tax withholding on vested stock awards	(173)	(1)	—	—	(1,686)	—	—	(1,687)	—	—	(1,687)
Reallocation of equity	—	—	—	—	(41)	—	—	(41)	—	41	—
Effect of CECL adoption (see Note 2)	—	—	—	—	—	(22,644)	—	(22,644)	—	(542)	(23,186)
Net income (loss)	—	—	—	—	—	(78,772)	—	(78,772)	523	(1,892)	(80,141)
Balance as of March 31, 2020	128,366	$1,284	—	$—	$2,907,796	$(959,695)	$(42,705)	$1,906,680	$21,141	$45,680	$1,973,501

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(80,141)	$14,957
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated ventures	(17,167)	(21,310)
Depreciation and amortization	17,976	27,662
Straight-line rental income	(1,426)	(1,732)
Amortization of above/below market lease values, net	(404)	(612)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(3,992)	(2,582)
Amortization of deferred financing costs	3,582	2,029
Amortization of right-of-use lease assets and operating lease liabilities	24	25
Paid-in-kind interest added to loan principal, net of interest received	(3,171)	(3,258)
Distributions of cumulative earnings from unconsolidated ventures	9,326	18,492
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	19,452	(1,029)
Realized (gain) loss on mortgage loans and obligations held in securitization trusts, net	—	(48)
Provision for loan losses	69,932	—
Impairment of operating real estate	4,126	—
Amortization of equity-based compensation	342	1,843
Mortgage notes above/below market value amortization	(255)	87
Deferred income tax (benefit) expense	(788)	(2,693)
Other loss	20,452	—
Changes in assets and liabilities:
Receivables, net	6,511	(4,200)
Deferred costs and other assets	16,680	4,778
Due to related party	(250)	(1,169)
Other liabilities	(3,605)	6,438
Net cash provided by operating activities	57,204	37,678
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(37,452)	(241,693)
Repayment on loans and preferred equity held for investment	160,069	172,686
Repayment on loans held for sale	450	—
Proceeds from sale of real estate	160,830	—
Acquisition of and additions to real estate, related intangibles and leasing commissions	(11,325)	(6,242)
Investments in unconsolidated ventures	(16,748)	(5,182)
Proceeds from sale of investments in unconsolidated ventures	1,795	34,475
Distributions in excess of cumulative earnings from unconsolidated ventures	16,528	65,836
Repayment of principal in mortgage loans held in securitization trusts	6,577	—
Net receipts on settlement of derivative instruments	19,637	1,638
Deposit on investments	—	(352)
Change in escrow deposits	(24,998)	(2,322)
Net cash provided by investing activities	275,363	18,844
Cash flows from financing activities:
Distributions paid on common stock	(38,558)	(55,629)
Distributions paid on common stock to noncontrolling interests	(922)	(1,340)
Shares canceled for tax withholding on vested stock awards	(1,688)	—
Borrowings from mortgage notes	2,280	22,174
Repayment of mortgage notes	(76,585)	(1,509)
Borrowings from credit facilities	249,991	714,615
Repayment of credit facilities	(88,804)	(695,260)
Repayment of securitization bonds	—	(27,709)
Repayment of mortgage obligations issued by securitization trusts	(6,577)	—
Payment of deferred financing costs	(1,600)	(1,593)
Contributions from noncontrolling interests	—	24
Distributions to noncontrolling interests	(11,013)	(394)
Net cash provided by (used in) financing activities	26,524	(46,621)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,409)	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	357,682	9,894
Cash, cash equivalents and restricted cash - beginning of period	195,684	187,463
Cash, cash equivalents and restricted cash - end of period	$553,366	$197,357
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)

	Three Months Ended March 31,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$69,619	$77,317
Restricted cash	126,065	110,146
Total cash, cash equivalents and restricted cash, beginning of period	$195,684	$187,463

End of the period
Cash and cash equivalents	$393,845	$89,916
Restricted cash	159,521	107,441
Total cash, cash equivalents and restricted cash, end of period	$553,366	$197,357

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities:
Consolidation of securitization trust (VIE asset/liability additions)	—	24,393
Accrual of distribution payable	(17)	19,083
Foreclosure of loans held for investment, net of provision for loan losses	—	105,437
Right-of-use lease assets and operating lease liabilities	(730)	16,959
PE Investments sale proceeds receivable	—	14,453
Conversion of Class B-3 common stock to Class A common stock	—	444
Due to Manager for share repurchases	—	1,497

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
Colony Credit Real Estate, Inc. (together with its consolidated subsidiaries, the “Company”) is a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE senior mortgage loans, mezzanine loans, preferred equity, debt securities and net leased properties predominantly in the United States. CRE debt investments include senior mortgage loans, mezzanine loans, preferred equity, and participations in such loans and preferred equity interests. CRE debt securities primarily consist of commercial mortgage-backed securities (“CMBS”) (including “B-pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (including the junior tranches thereof, collateralized by pools of CRE debt investments). Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes.
The Company was organized in the state of Maryland on August 23, 2017. On January 31, 2018, the Company completed the transactions contemplated by that certain Master Combination Agreement, dated as of August 25, 2017, as amended and restated on November 20, 2017 (the “Combination Agreement,” as further discussed below). The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2018. Effective June 25, 2018, the Company changed its name from Colony NorthStar Credit Real Estate, Inc. to Colony Credit Real Estate, Inc. Also on June 25, 2018, Colony NorthStar, Inc. changed its name to Colony Capital, Inc. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Credit RE Operating Company, LLC (the “Operating Partnership” or “OP”). At March 31, 2020, the Company owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned by an affiliate of the Company as noncontrolling interests.
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
On January 18, 2018, the Combination was approved by the stockholders of NorthStar I and NorthStar II. The Combination closed on January 31, 2018 (the “Closing Date”) and the Company’s Class A common stock, par value $0.01 per share (the “Class A common stock”), began trading on the New York Stock Exchange (“NYSE”) on February 1, 2018 under the symbol “CLNC.”
The Combination is accounted for under the acquisition method for business combinations pursuant to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, with the Company as the accounting acquirer.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Segment Realignment
During the third quarter of 2019, the Company realigned the business and reportable segment information to reflect how the Chief Operating Decision Makers (“CODM”) regularly review and manage the business. Refer to Note 17, “Segment Reporting” for further detail.
Impact of COVID-19
At the time of preparation of the first quarter 2020 financial statements, the world is facing a global pandemic, the coronavirus disease 2019, or COVID-19. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, are having a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. Specifically, the Company's loans and preferred equity held for investment and real estate investments in the hospitality and retail sectors have experienced or anticipate a myriad of challenges, including, but not limited to: significant declines in operating cash flows at the Company’s retail and hospitality properties which in turn affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company); flexible lease payment terms sought by tenants; potential payment defaults on the Company's loans and preferred equity held for investment; and a distressed market affecting real estate values in general. As the timing of many of the closures and ensuing economic turmoil did not occur until late in the first quarter of 2020, the effects of COVID-19 on the Company's business were not material and adverse in the first quarter of 2020.
However, the Company anticipates more pronounced and material effects on the Company’s financial condition and results of operations in future periods, beginning with the second quarter of 2020.
The sharp decline and volatility in equity and debt markets, and the challenges faced by the Company as a result of the economic fallout from COVID-19 have affected valuation of the Company’s financial assets, carried at fair value, and also represent indicators of potential impairment on certain loans and preferred equity held for investment and held for sale at the end of the first quarter of 2020. The Company’s consideration and assessment of impairment is discussed further in Note 3, “Loans and Preferred Equity Held for Investment, net and Loans Held for Sale” and Note 14, “Fair Value”.
If a general economic downturn resulting from efforts to contain COVID-19 persists, it could have a prolonged material and negative impact on the Company’s financial condition and results of operations. At this time, as the extent and duration of the increasingly broad effects of COVID-19 on the global economy remain unclear, it is difficult for the Company to assess and estimate the impact on the Company's results of operations with any meaningful precision. Accordingly, any estimates of the effects of COVID-19 as reflected and/or discussed in these financial statements are based upon the Company's best estimates using information known to the Company at this time, and such estimates may change in the near term, the effects of which could be material.

2.	Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company’s unconsolidated ventures are substantially similar to those of the Company.
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
The Company consolidates entities in which it has a controlling financial interest by first considering if an entity meets the definition of a variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary, or if the Company has the power to control an entity through a majority of voting interest or through other arrangements.
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
As of March 31, 2020, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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
(Unaudited)

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
As of March 31, 2020, the Company held subordinate tranches of securitization trusts in two Investing VIEs for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trusts. The Company’s subordinate tranches of the securitization trusts, which represent the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trusts, less the Company’s retained interest from the subordinate tranches of the securitization trusts), income and expenses of the Investing VIEs are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trusts only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trusts. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
The Company elected the fair value option for the initial recognition of the assets and liabilities of its consolidated Investing VIEs. Interest income and interest expense associated with the Investing VIEs are presented separately on the consolidated statements of operations, and the assets and liabilities of the Investing VIEs are separately presented as “Mortgage loans held in securitization trusts, at fair value” and “Mortgage obligations issued by securitization trusts, at fair value,” respectively, on the consolidated balance sheets. Refer to Note 14, “Fair Value” for further discussion.
The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”), allowing the Company to measure both the financial assets and liabilities of a qualifying collateralized financing entity (“CFE”), such as its Investing VIEs, using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. A CFE is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. As the liabilities of the Company’s Investing VIEs are marketable securities with observable trade data, their fair value is more observable and is referenced to determine fair value of the assets of its Investing VIEs. Refer to Note 14, “Fair Value” for further discussion.
Unconsolidated VIEs
As of March 31, 2020, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Based on management’s analysis,

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of March 31, 2020.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of March 31, 2020 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$179,572	$238,080
Investments in unconsolidated ventures	499,549	531,730
Loans and preferred equity held for investment, net	17,587	17,587
Total assets	$696,708	$787,397

The Company did not provide financial support to the unconsolidated VIEs during the three months ended March 31, 2020. As of March 31, 2020, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of real estate securities, available for sale was determined as the amortized cost, which represents the purchase price of the investments adjusted by any unamortized premiums or discounts as of March 31, 2020. The maximum exposure to loss of investments in unconsolidated ventures and loans and preferred equity held for investment, net was determined as the carrying value plus any future funding commitments. Refer to Note 3, “Loans and Preferred Equity Held for Investment, net and Loans Held for Sale” and Note 16, “Commitments and Contingencies” for further discussion.
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
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at March 31, 2020 or December 31, 2019. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
At March 31, 2020, the Company classified seven loans in its Legacy, Non-Strategic Portfolio as held for sale. See Note 3, “Loans and Preferred Equity Held for Investment, net and Loans Held for Sale” for further detail.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
At March 31, 2020, the Company classified several of its properties in its Legacy, Non-Strategic Portfolio as held for sale. See Note 6, “Real Estate, net and Real Estate Held for Sale,” Note 17, “Segment Reporting” and Note 19, “Subsequent Events” for further detail.
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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of March 31, 2020, the Company held subordinate tranches of two securitization trusts, which represent the Company’s retained interest in the securitization trusts, which the Company consolidates under U.S. GAAP. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
At March 31, 2020 and December 31, 2019, the Company’s investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC arrangements accounted for as equity method investments.
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
The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed on March 27, 2020. Among other things, the CARES Act temporarily removed the 80% limitation on the amount of taxable income that can be offset with a net operating loss (“NOL”) for 2019 and 2020 and allowed for a carryback of net operating losses generated in years 2018 through 2020 to each of the preceding five years. The Company is still evaluating the impact of the CARES Act on its NOLs and did not book any adjustments related to the CARES Act for the quarter ended March 31, 2020.
For the three months ended March 31, 2020 and March 31, 2019, the Company recorded income tax expense of $1.7 million and income tax benefit of $0.4 million, respectively.
Accounting Standards Adopted in 2020
Credit Losses - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which amends the credit impairment model for financial instruments. The Company adopted ASU 2016-13 using the modified retrospective method on January 1, 2020.
The existing incurred loss model has been replaced with a lifetime current expected credit loss (“CECL”) model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity (“HTM”) debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For available-for-sale (“AFS”) debt securities, unrealized credit losses are recognized as allowances rather than reductions in amortized cost basis and elimination of the OTTI concept will result in more frequent estimation of credit losses. The accounting model for purchased credit impaired loans and debt securities has been simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. The existing model for beneficial interests that are not of high credit quality was amended to conform to the new impairment models for HTM and AFS debt securities.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Upon adoption of ASU 2016-13 on January 1, 2020 the Company recorded the following (dollars in thousands):

Impact of ASU 2016-13 Adoption
Assets:
CECL reserve on Loans and preferred equity held for investment, net	$21,093
Liabilities:
CECL reserve on Accrued and other liabilities	2,093
Total Impact of ASU 2016-13 adoption on Accumulated deficit	$23,186

The following discussion highlights changes to the Company’s accounting policies as a result of this adoption.
CECL reserve
The CECL reserve for the Company’s financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments and trade receivables represents a lifetime estimate of expected credit losses. Factors considered by the Company when determining the CECL reserve include loan-specific characteristics such as loan-to-value (“LTV”) ratio, vintage year, loan term, property type, occupancy and geographic location, financial performance of the borrower, expected payments of principal and interest, as well as internal or external information relating to past events, current conditions and reasonable and supportable forecasts.
The CECL reserve is measured on a collective (pool) basis when similar risk characteristics exist for multiple financial instruments. If similar risk characteristics do not exist, the Company measures the CECL reserve on an individual instrument basis. The determination of whether a particular financial instrument should be included in a pool can change over time. If a financial asset’s risk characteristics change, the Company evaluates whether it is appropriate to continue to keep the financial instrument in its existing pool or evaluate it individually.
In measuring the CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 through March 2020 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
For financial instruments assessed outside of the PD/LGD model on an individual basis, including when it is probable that the Company will be unable to collect the full payment of principal and interest on the instrument, the Company applies a discounted cash flow (“DCF”) methodology. For financial instruments where the borrower is experiencing financial difficulty based on the Company’s assessment at the reporting date and the repayment is expected to be provided substantially through the operation or sale of the collateral, the Company may elect to use as a practical expedient the fair value of the collateral at the reporting date when determining the provision for loan losses.
In developing the CECL reserve for its loans and preferred equity held for investment, the Company considers the risk rating of each loan and preferred equity as a key credit quality indicator. The risk ratings are based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, the Company’s loans and preferred equity held for investment are rated “1” through “5,” from less risk to greater risk, and the ratings are updated quarterly. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows:

1.
Very Low Risk-The loan is performing as agreed. The underlying property performance has exceeded underwritten expectations with very strong net operating income (”NOI”), debt service coverage ratio, debt yield and occupancy metrics. Sponsor is investment grade, very well capitalized, and employs very experienced management team.

2.
Low Risk-The loan is performing as agreed. The underlying property performance has met or exceeds underwritten expectations with high occupancy at market rents, resulting in consistent cash flow to service the debt. Strong sponsor that is well capitalized with experienced management team.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.
Average Risk-The loan is performing as agreed. The underlying property performance is consistent with underwriting expectations. The property generates adequate cash flow to service the debt, and/or there is enough reserve or loan structure to provide time for sponsor to execute the business plan. Sponsor has routinely met its obligations and has experience owning/operating similar real estate.

4.
High Risk/Delinquent/Potential for Loss-The loan is in excess of 30 days delinquent and/or has a risk of a principal loss. The underlying property performance is behind underwritten expectations. Loan covenants may require occasional waivers/modifications. Sponsor has been unable to execute its business plan and local market fundamentals have deteriorated. Operating cash flow is not sufficient to service the debt and debt service payments may be coming from sponsor equity/loan reserves.

5.
Impaired/Defaulted/Loss Likely-The loan is in default or a default is imminent, and has a high risk of a principal loss, or has incurred a principal loss. The underlying property performance is significantly worse than underwritten expectation and sponsor has failed to execute its business plan. The property has significant vacancy and current cash flow does not support debt service. Local market fundamentals have significantly deteriorated resulting in depressed comparable property valuations versus underwriting.

The Company also considers qualitative and environmental factors, including, but not limited to, economic and business conditions, nature and volume of the loan portfolio, lending terms, volume and severity of past due loans, concentration of credit and changes in the level of such concentrations in its determination of the CECL reserve.
The Company has elected to not measure a CECL reserve for accrued interest receivable as it is reversed against interest income when a loan or preferred equity investment is placed on nonaccrual status. Loans and preferred equity investments are charged off against the provision for loan losses when all or a portion of the principal amount is determined to be uncollectible.
Changes in the CECL reserve for the Company’s financial instruments are recorded in provision for loan losses on the Statement of Operations with a corresponding offset to the loans and preferred equity held for investment or as a component of other liabilities for future loan fundings recorded on the Company’s consolidated balance sheets. During the three months ended March 31, 2020, the Company recorded $69.9 million in provision for loan losses on the Company’s consolidated statements of operations, with a corresponding offset to the loans and preferred equity held for investment of $67.6 million and $2.3 million in other liabilities for future loan fundings on the Company’s consolidated balance sheets. The Company’s $69.9 million provision for loan losses recorded during the three months ended March 31, 2020 consists of $39.1 million related to two of the Company’s hospitality loans, $29.0 million determined by the PD/LGD model and $1.8 million related to the discounted payoff of loans during the quarter. See Note 3, “Loans and Preferred Equity Held for Investment, net and Loans Held for Sale” for further detail.
Troubled Debt Restructuring (“TDR”)—The Company classifies an individual financial instrument as a TDR when it has a reasonable expectation that the financial instrument’s contractual terms will be modified in a manner that grants concession to the borrower who is experiencing financial difficulty. Concessions could include term extensions, payment deferrals, interest rate reductions, principal forgiveness, forbearance, or other actions designed to maximize the Company’s collection on the financial instrument. The Company determines the CECL reserve for financial instruments that are TDRs individually.
Fair Value Disclosures—In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements. The ASU requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain previously required disclosures are eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. Additionally, the new guidance clarifies or modifies certain existing disclosures, including clarifying that information about measurement uncertainty of Level 3 fair values should be as of the reporting date and requiring disclosures of the timing of liquidity events for investments measured under the NAV practical expedient, but only if the investee has communicated this information or has announced it publicly. The provisions on new disclosures and modification to disclosure of Level 3 measurement uncertainty are to be applied prospectively, while all other provisions are to be applied retrospectively. The Company adopted ASU No. 2018-13 on January 1, 2020.
Related Party Guidance for VIEs—In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. The ASU amends the VIE guidance to align, throughout the VIE model, the evaluation of a decision maker's or service provider's fee held by a related party whether or not they are under common control, in both the assessment of whether a fee qualifies as a variable interest and the determination of a primary beneficiary. Specifically, a decision maker or service provider considers interests in a VIE held by a related party under common control only if it has a direct interest

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

in the related party under common control and considers such indirect interest in the VIE held by the related party under common control on a proportionate basis, rather than its entirety. Transition is generally on a modified retrospective basis, with the cumulative effect adjusted to retained earnings at the beginning of the earliest period presented. The Company adopted ASU No. 2018-17 on January 1, 2020, with no transitional impact upon adoption.
Reference Rate Reform-In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance in Topic 848 is optional, the election of which provides temporary relief for the accounting effects on contracts, hedging relationships and other transactions impacted by the transition from interbank offered rates (such as London Interbank Offered Rate, or LIBOR) that are expected to be discontinued by the end of 2021 to alternative reference rates (such as Secured Overnight Financing Rate, or SOFR). Modification of contractual terms to effect the reference rate reform transition on debt, leases, derivatives and other contracts is eligible for relief from modification accounting and accounted for as a continuation of the existing contract. Topic 848 is effective upon issuance through December 31, 2022, and may be applied retrospectively to January 1, 2020. The Company has elected to apply the hedge accounting expedients related to probability and assessment of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives, which preserves existing derivative treatment and presentation. The Company may elect other practical expedients or exceptions as applicable over time as reference rate reform activities occur.
Future Application of Accounting Standards
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Loans and Preferred Equity Held for Investment, net and Loans Held for Sale
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	March 31, 2020				December 31, 2019
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Fixed rate
Mezzanine loans	$126,807	$125,993	12.7%	4.8	$223,395	$222,503	12.8%	4.2
Preferred equity interests	116,901	116,856	12.5%	6.6	115,384	115,313	12.5%	6.9
Other loans(2)	12,731	12,621	15.0%	4.2	12,572	12,448	15.0%	4.4
	256,439	255,470			351,351	350,264
Variable rate
Senior loans	1,135,358	1,130,218	5.6%	3.9	1,462,467	1,457,738	6.0%	3.8
Securitized loans(3)	1,006,495	1,002,705	5.1%	4.0	1,006,495	1,002,696	5.2%	4.2
Mezzanine loans	14,959	15,079	10.7%	2.3	38,110	38,258	11.4%	2.0
	2,156,812	2,148,002			2,507,072	2,498,692
	2,413,251	2,403,472			2,858,423	2,848,956

Allowance for loan losses	NA	(52,194)			NA	(272,624)
Loans and preferred equity held for investment, net	$2,413,251	$2,351,278			$2,858,423	$2,576,332
_________________________________________

(1)	Calculated based on contractual interest rate.

(2)	Includes one corporate term loan secured by the borrower’s limited partnership interests in a fund at March 31, 2020 and December 31, 2019.

(3)	Represents loans transferred into securitization trusts that are consolidated by the Company.
As of March 31, 2020, the weighted average maturity, including extensions, of loans and preferred equity investments was 4.1 years.
The Company had $8.8 million and $9.8 million of interest receivable related to its loans and preferred equity held for investment, net as of March 31, 2020 and December 31, 2019, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2020	$2,576,332
Acquisitions/originations/additional funding	37,452
Loan maturities/principal repayments	(176,021)
Transfer to loans held for sale	(16,625)
Discount accretion/premium amortization	2,215
Capitalized interest	3,171
Provision for loan losses(1)(2)	(69,686)
Effect of CECL adoption(3)	(21,093)
Charge-off	15,533
Balance at March 31, 2020	$2,351,278

_________________________________________

(1)
Provision for loan losses excludes $0.2 million determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.

(2)
Includes $28.8 million related to the Company’s PD/LGD model, $36.8 million recorded on four NY hospitality loans and $2.3 million related to the Midwest hospitality loan both of which were evaluated individually and $1.8 million related to the discounted payoff of loans during the quarter. See further discussion in “Nonaccrual and Past Due Loans and Preferred Equity.”

(3)	Calculated by the Company’s PD/LGD model upon CECL adoption on January 1, 2020. See Note 2, “Summary of Significant Accounting Polices” for further details.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nonaccrual and Past Due Loans and Preferred Equity
Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. At March 31, 2020, other than the NY hospitality loans and the Midwest hospitality loan discussed below, all other loans and preferred equity held for investment remain current on interest payments.
In March 2018, the borrower on the Company’s four NY hospitality loans in its Legacy, Non-Strategic Portfolio failed to make all required interest payments and the loans were placed on nonaccrual status. These four loans are secured by the same collateral. During 2018, the Company recorded $53.8 million of provision for loan losses to reflect the estimated value to be recovered from the borrower following a sale. During 2019, the Company recorded an additional provision for loan loss of $154.3 million based on significant deterioration in the NY hospitality market, feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale. During the three months ended March 31, 2020 the significant detrimental impact of COVID-19 on the U.S. hospitality industry further contributed to the deterioration of the Company’s four NY hospitality loans and as such the Company recorded an additional provision for loan losses of $36.8 million. On April 22, 2020, the Company completed a discounted payoff of the NY hospitality loans and related investment interests.
Within its Legacy, Non-Strategic Portfolio, the Company has other loans secured by regional malls, that it has been closely monitoring, as follows:

•
The Company placed one loan secured by a regional mall (“Midwest Regional Mall”) on non-accrual status during 2019 as collectability of the principal was uncertain; as such, interest collected is recognized using the cost recovery method by applying interest collected as a reduction to loan carrying value. The Company recorded $10.6 million of impairment related to Midwest Regional Mall during 2019. Additionally, this loan was transferred to held for sale during 2019 and remains held for sale as of March 31, 2020.

•
During 2018, the Company recorded $8.8 million of provision for loan losses on one loan secured by a regional mall (“Northeast Regional Mall B”) to reflect the estimated fair value of the collateral. During 2019, the Company recognized additional provision for loan losses of $10.5 million on Northeast Regional Mall B. The additional provisions were based on then-current and prospective leasing activity to reflect the estimated fair value of the collateral. During the three months ended March 31, 2020, the Northeast Regional Mall was sold. The Company received $9.2 million in gross proceeds and recognized a gain of $1.8 million.

•
Also, during 2019, the Company separately recognized provision for loan losses of $18.5 million on two loans secured by one regional mall (“West Regional Mall”) to reflect the estimated fair value of the collateral. Subsequent to March 31, 2020, the West Regional Mall loan was sold. The company received $23.5 million in gross proceeds and will recognize a gain of $6.8 million.

•
Furthermore, during 2019, the Company recognized a $26.7 million provision for loan losses on three loans to two separate borrowers (“South Regional Mall A” and “South Regional Mall B”) to reflect the estimated fair value of the collateral. During the three months ended March 31, 2020, the Company accepted a discounted payoff of South Regional Mall A. The Company received $22.0 million in gross proceeds and recognized a loss of $1.6 million. Additionally, during the three months ended March 31, 2020, South Regional Mall B was sold. The Company received $13.5 million in gross proceeds and recognized a gain of $8.7 million.

Additionally, within its Core Portfolio, the Company placed one loan secured by a hotel (“Midwest Hospitality”) on non-accrual status due to a borrower default during the fourth quarter of 2019. During the three months ended March 31, 2020 the Company recorded a specific $2.3 million provision for loan loss on the Midwest Hospitality loan to reflect the estimated fair value of the collateral, which was based on feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale. The Company is sweeping cash from the hotel to amortize the unpaid principal balance of the loan.
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before allowance for loan losses, if any (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due(1)	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Loans
March 31, 2020	$2,373,626	$—	$—	$29,846	$2,403,472
December 31, 2019	2,558,505	32,322	—	258,129	2,848,956
_________________________________________

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1)
At December 31, 2019, 30-59 days past due includes one loan (Midwest Hospitality) that was placed on non-accrual status during the fourth quarter of 2019 following a borrower default. At March 31, 2020, the Midwest Hospitality loan is 90 days or more past due.

(2)
At December 31, 2019, 90 days or more past due loans includes four NY hospitality loans to the same borrower and secured by the same collateral with combined carrying value before allowance for loan losses of $258.1 million on nonaccrual status. All other loans in this table remain current on interest payments. The four loans were classified as held for sale at March 31, 2020 and sold in April 2020.

Impaired Loans - 2019
Loans are identified as impaired when it is no longer probable that interest or principal will be collected according to the contractual terms of the original loan agreement. Impaired loans include predominantly loans under nonaccrual, performing and nonperforming TDRs, as well as loans in maturity default. The following table presents impaired loans at December 31, 2019 (dollars in thousands):

	Unpaid Principal Balance(1)	Gross Carrying Value
		With Allowance for Loan Losses(2)	Without Allowance for Loan Losses	Total(2)	Allowance for Loan Losses
December 31, 2019	$408,058	$377,421	$32,322	$409,743	$272,624

_________________________________________

(1)
Includes four NY hospitality loans to the same borrower and secured by the same collateral with combined unpaid principal balance of $257.2 million and gross carrying value of $258.1 million on nonaccrual status. All other loans included in this table remain current on interest payments. The four loans were classified as held for sale at March 31, 2020 and sold in April 2020.

(2)	Includes unpaid principal balance plus any applicable exit fees less net deferred loan fees.
Upon adoption of ASU 2016-13 the incurred loss model has been replaced with a lifetime current expected credit loss model for the Company’s loans carried at amortized cost, and as such all loans in the Company’s portfolio maintain an allowance for loan losses at March 31, 2020. See Note 2 “Summary of Significant Accounting Policies—Accounting Standards Adopted in 2020—Credit Losses” for further details.
The average carrying value and interest income recognized on impaired loans for the three months ended March 31, 2019 were as follows (dollars in thousands):

Three Months Ended March 31,
2019
Average carrying value before allowance for loan losses	$390,376
Interest income	1,476

Allowance for Loan Losses
As of December 31, 2019, the allowance for loan losses was $272.6 million related to $409.7 million in carrying value of loans.
Changes in allowance for loan losses on loans are presented below (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Allowance for loan losses at beginning of period	$272,624	$109,328
Effect of CECL adoption(1)	21,093	—
Provision for loan losses(2)(3)	69,686	—
Charge-off	(15,533)	(31,696)
Transfer to loans held for sale	(295,676)	—
Allowance for loan losses at end of period	$52,194	$77,632

_________________________________________

(1)	Calculated by the Company’s PD/LGD model upon CECL adoption on January 1, 2020. See Note 2, “Summary of Significant Accounting Policies” for further details.

(2)
Provision for loan losses excludes $0.2 million calculated by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.

(3)
Includes $28.8 million related to the Company’s PD/LGD model, $36.8 million recorded on four NY hospitality loans and $2.3 million related to the Midwest hospitality loan, both of which were evaluated individually, and $1.8 million related to the discounted payoff of loans during the quarter. See further discussion in “Nonaccrual and Past Due Loans and Preferred Equity.”

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Loans and Preferred Equity Held for Sale
The following table summarizes the Company’s assets held for sale related to loans and preferred equity (dollars in thousands):

	March 31, 2020	December 31, 2019
Assets
Loans and preferred equity held for investment, net	$21,191	$5,016
Total assets held for sale	$21,191	$5,016

At March 31, 2020, the Company has classified seven loans in its Legacy, Non-Strategic Portfolio as held for sale.
There were no assets held for sale that constituted discontinued operations as of March 31, 2020 and December 31, 2019.
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
As of March 31, 2020, there were five loans to two borrowers with contractual payments past due, which were the four NY hospitality loans in our Legacy, Non-Strategic Portfolio and the Midwest Hospitality loan in our Core Portfolio, as previously discussed. An additional loan, Midwest Regional Mall, was placed on non-accrual status during the fourth quarter of 2019 as collectability of the principal is uncertain; as such, interest collected is recognized using the cost recovery method by applying interest collected as a reduction to loan carrying value. The NY hospitality and Midwest Regional Mall loans were classified as held for sale as of March 31, 2020. The remaining loans and preferred equity investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were five loans held for investment with contractual payments past due as of December 31, 2019. For the three months ended March 31, 2020, no debt investment contributed more than 10.0% of interest income.
The following table provides a summary by carrying values before any allowance for loan losses of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies—Accounting Standards Adopted in 2020—Credit Losses” for loans risk ranking definitions.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	2020	2019	2018	2017	2016	Prior	Total
Senior loans
Risk Rankings:
3	$—	$377,975	$292,224	$33,581	$—	$—	$703,780
4	—	798,721	603,534	—	—	—	1,402,255
5	—	—	—	—	—	29,846	29,846
Total Senior loans	—	1,176,696	895,758	33,581	—	29,846	2,135,881

Mezzanine loans
Risk Rankings:
3	—	—	—	—	—	—	—
4	—	69,674	51,785	12,120	—	4,534	138,113
Total Mezzanine loans	—	69,674	51,785	12,120	—	4,534	138,113

Preferred equity interests and other
Risk Rankings:
4	—	12,621	116,857	—	—	—	129,478
Total Preferred equity interests and other	—	12,621	116,857	—	—	—	129,478

Total Loans and preferred equity held for investment	$—	$1,258,991	$1,064,400	$45,701	$—	$34,380	$2,403,472

Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2020, assuming the terms to qualify for future fundings, if any, have been met, total gross unfunded lending commitments was $236.7 million. Refer to Note 16, “Commitments and Contingencies” for further details. During the three months ended March 31, 2020, the Company recorded a $2.3 million allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with the new credit losses accounting standard No. 2016-13. See Note 2, “Summary of Significant Accounting Policies” for further details.

4.	Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Equity method investments	$577,230	$585,022
Investments under fair value option	8,764	10,283
Investments in Unconsolidated Ventures	$585,994	$595,305

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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of March 31, 2020 and December 31, 2019, respectively.
The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Carrying Value
Investments	Description	March 31, 2020	December 31, 2019
ADC investments(1)(2)	Interests in three acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	$59,047	$59,576
Other investment ventures(1)	Interests in nine investments, each with less than $171.5 million carrying value at March 31, 2020	518,183	525,446
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

Impairment
During the year ended December 31, 2019, the Company recognized its proportionate share of impairment loss totaling $14.7 million on one senior loan secured by a regional mall (“Southeast Regional Mall”) of which the Company owned 50.0% of the joint venture. Southeast Regional Mall was included in the Company’s Legacy, Non-Strategic Portfolio prior to its sale during the three months ended March 31, 2020. The Company received $13.4 million in gross sales proceeds and recognized a gain of $1.6 million.
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
Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests, which range from 0.1% to 16.1%, in PE Investments under the fair value option. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
During the three months ended March 31, 2020, the Company received the final $1.8 million in proceeds related to the sale of its PE Investments.
Investments in Unconsolidated Ventures Held for Sale
During the three months ended March 31, 2020, the Company classified one investment in an unconsolidated venture it its Legacy, Non-Strategic Portfolio with a carrying value of $11.5 million as held for sale.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of March 31, 2020 and December 31, 2019 (dollars in thousands):

								Weighted Average
		Principal Amount(1)	Total Discount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value	Coupon(2)	Unleveraged Current Yield
As of Date:	Count				Gain	(Loss)
March 31, 2020	43	$292,284	$(54,204)	$238,080	$—	$(58,508)	$179,572	3.19%	7.12%
December 31, 2019	43	292,284	(55,981)	236,303	17,084	(563)	252,824	3.19%	7.12%
_________________________________________

(1)
CRE securities serve as collateral for financing transactions including carrying value of $178.3 million as of March 31, 2020 for the CMBS Credit Facilities (refer to Note 9, “Debt,” for further detail). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded an unrealized loss in OCI of $75.0 million for the three months ended March 31, 2020 and an unrealized gain in OCI of $9.8 million for the three months ended March 31, 2019. As of March 31, 2020, the Company held 43 securities with a carrying value of $179.6 million and an unrealized loss of $58.5 million, which were not in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis, which may be at expected maturity.
As of March 31, 2020, the weighted average contractual maturity of CRE securities was 30.8 years with an expected maturity of 6.2 years.
The Company had $0.7 million and $0.7 million of interest receivable related to its real estate securities, available for sale as of March 31, 2020 and December 31, 2019, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.
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
As of March 31, 2020, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $1.8 billion and $1.6 billion, respectively. As of December 31, 2019, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $1.8 billion and $1.6 billion, respectively. As of March 31, 2020, across the two consolidated securitization trusts, the underlying collateral consisted of 115 underlying commercial mortgage loans, with a weighted average coupon of 4.5% and a weighted average loan to value ratio of 56.7%.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Assets
Mortgage loans held in a securitization trust, at fair value	$1,822,991	$1,872,970
Receivables, net	7,081	7,020
Total assets	$1,830,072	$1,879,990
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$1,732,388	$1,762,914
Accrued and other liabilities	6,247	6,267
Total liabilities	$1,738,635	$1,769,181

The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $90.6 million and $110.1 million as of March 31, 2020 and December 31, 2019, respectively, and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 14, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.
The below table presents net income attributable to the Company’s common stockholders for the three months ended March 31, 2020 and 2019 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Statement of Operations
Interest expense	$(185)	$(263)
Interest income on mortgage loans held in securitization trusts	20,555	38,476
Interest expense on mortgage obligations issued by securitization trusts	(18,059)	(35,635)
Net interest income	2,311	2,578
Administrative expense	(515)	(359)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(19,452)	1,029
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	48
Net income attributable to Colony Credit Real Estate, Inc. common stockholders	$(17,656)	$3,296

6.	Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of March 31, 2020, and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Land and improvements	$200,742	$209,693
Buildings, building leaseholds, and improvements	860,681	899,889
Tenant improvements	23,543	25,077
Construction-in-progress	1,026	415
Subtotal	$1,085,992	$1,135,074
Less: Accumulated depreciation	(68,977)	(63,995)
Less: Impairment(1)	(23,911)	(23,911)
Net lease portfolio, net	$993,104	$1,047,168

_________________________________________

(1)	See Note 14, “Fair Value,” for discussion of impairment of real estate.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company’s portfolio of real estate included in its Legacy, Non-Strategic Portfolio, including foreclosed properties, as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Land and improvements	$60,994	$91,997
Buildings, building leaseholds, and improvements	346,439	536,046
Tenant improvements	24,708	38,230
Furniture, fixtures and equipment	179	3,183
Construction-in-progress	4,665	6,325
Subtotal	$436,985	$675,781
Less: Accumulated depreciation	(30,685)	(46,079)
Less: Impairment(1)	(172,416)	(192,074)
Other portfolio, net	$233,884	$437,628
_________________________________________

(1)	See Note 14, “Fair Value,” for discussion of impairment of real estate.
For the three months ended March 31, 2020, the Company had no single property with rental and other income equal to or greater than 10.0% of total revenue.
At March 31, 2020 and December 31, 2019, the Company held foreclosed properties which are included in real estate, net with a carrying value of $3.1 million and $50.7 million, respectively. At March 31, 2020 and December 31, 2019, the Company held foreclosed properties in assets held for sale of $92.3 million and $57.9 million, respectively.
Depreciation Expense
Depreciation expense on real estate was $12.0 million and $19.9 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
Property Operating Income
For the three months ended March 31, 2020 and 2019, the components of property operating income were as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Lease revenues(1)
Minimum lease revenue	$41,958	$44,528
Variable lease revenue	6,649	6,656
	$48,607	$51,184
Hotel operating income	3,501	11,334
	$52,108	$62,518

_________________________________________

(1)	Excludes net amortization income related to above and below-market leases of $0.8 million and $1.2 million for the three months ended March 31, 2020, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of March 31, 2020 (dollars in thousands):

Remainder of 2020	$87,398
2021	106,896
2022	99,485
2023	84,071
2024	73,324
2025 and thereafter	466,713
Total(1)	$917,887

_________________________________________

(1)	Excludes minimum future rents for real estate that is classified as held for sale totaling $40.9 million through 2046.
The following table presents approximate future minimum rental income under noncancellable operating leases to be received over the next five years and thereafter as of December 31, 2019 (dollars in thousands):

2020	$120,967
2021	113,170
2022	102,314
2023	85,367
2024	71,714
2025 and thereafter	448,812
Total	$942,344
The rental properties owned at March 31, 2020 are leased under noncancellable operating leases with current expirations ranging from 2020 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2055. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three months ended March 31, 2020 and 2019 was approximately $0.8 million for both periods.
Refer to Note 16, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of March 31, 2020.
Real Estate Asset Acquisitions
The following table summarizes the Company’s real estate asset acquisitions for the year ended December 31, 2019 (dollars in thousands):

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

(2)
Useful life of real estate acquired is 4 to 33 years for buildings, 1 to 20 years for site improvements, 1 to 27 years for tenant improvements, 5 to 7 years for furniture, fixtures and equipment, and 1 to 27 years for lease intangibles.

(3)	Represents assets acquired by the Company through foreclosure.
Real Estate Held for Sale
The following table summarizes the Company’s assets and related liabilities held for sale related to real estate (dollars in thousands):

	March 31, 2020	December 31, 2019
Assets
Real estate, net	$229,252	$178,564
Deferred leasing costs and intangible assets, net	8,722	5,890
Total assets held for sale	$237,974	$184,454

Liabilities
Intangible liabilities, net	$10,842	$294
Total liabilities related to assets held for sale	$10,842	$294

During the three months ended March 31, 2020, the Company classified several properties in its Legacy, Non-Strategic Portfolio as held for sale.
There were no assets held for sale that constituted discontinued operations as of March 31, 2020 and December 31, 2019.
Real Estate Sales
During the three months ended March 31, 2020, the Company completed the sale of six properties, including three office, one hotel, one multifamily and one manufactured housing for a total gross sales price of $172.6 million and a total loss on sale of $3.6 million. All properties were included in the Company’s Legacy, Non-Strategic Portfolio.
The real estate sold during the three months ended March 31, 2020 did not constitute discontinued operations.
Refer to Note 19, “Subsequent Events” for further detail on additional real estate sales.

7.	Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at March 31, 2020 and December 31, 2019 are as follows (dollars in thousands):

	March 31, 2020
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$98,820	$(33,841)	$64,979
Deferred leasing costs	40,575	(13,593)	26,982
Above-market lease values	13,045	(6,499)	6,546
	$152,440	$(53,933)	$98,507
Intangible Liabilities
Below-market lease values	$19,492	$(8,944)	$10,548

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2019
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$115,139	$(39,093)	$76,046
Deferred leasing costs	42,345	(13,637)	28,708
Above-market lease values	14,318	(6,310)	8,008
	$171,802	$(59,040)	$112,762
Intangible Liabilities
Below-market lease values	$32,652	$(10,503)	$22,149

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Above-market lease values	$(832)	$(1,013)
Below-market lease values	1,236	1,625
Net increase (decrease) to property operating income	$404	$612

In-place lease values	$4,350	$5,474
Deferred leasing costs	1,647	2,139
Other intangibles	(24)	119
Amortization expense	$5,973	$7,732

The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, excluding those related to assets and liabilities held for sale, for each of the next five years and thereafter as of March 31, 2020 (dollars in thousands):

	2020	2021	2022	2023	2024	2025 and thereafter	Total
Above-market lease values	$1,844	$1,672	$1,351	$696	$516	$467	$6,546
Below-market lease values	(3,347)	(4,043)	(2,875)	(178)	(44)	(61)	(10,548)
Net increase (decrease) to property operating income	$(1,503)	$(2,371)	$(1,524)	$518	$472	$406	$(4,002)

In-place lease values	$9,632	$10,269	$7,500	$4,680	$3,737	$29,161	$64,979
Deferred leasing costs	4,712	5,047	4,252	3,086	1,863	8,022	26,982
Amortization expense	$14,344	$15,316	$11,752	$7,766	$5,600	$37,183	$91,961

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Restricted cash:
Margin pledged as collateral	$83,401	$19,536
Borrower escrow deposits	49,499	74,496
Real estate escrow reserves	15,132	18,020
Capital expenditure reserves	7,029	8,882
Working capital and other reserves	3,231	4,198
Tenant lockboxes	1,229	933
Total	$159,521	$126,065

The following table presents a summary of other assets as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Other assets:
Right-of-use lease asset	$24,255	$25,480
Prepaid taxes and deferred tax assets	22,440	21,989
Deferred financing costs, net - credit facilities	7,815	8,382
Prepaid expenses	6,568	5,311
Investment deposits and pending deal costs	935	20,779
Other assets	621	1,644
Derivative asset	9	4,122
Total	$62,643	$87,707

The following table presents a summary of accrued and other liabilities as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Accrued and other liabilities:
Derivative liability	$33,344	$19,133
Current and deferred tax liability	28,679	31,510
Operating lease liability	24,295	25,495
Accounts payable, accrued expenses and other liabilities	23,273	28,278
Interest payable	17,103	16,259
Prepaid rent and unearned revenue	14,464	16,744
Tenant security deposits	2,459	3,005
Unfunded CECL loan allowance	2,339	—
Total	$145,956	$140,424

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Debt
The following table presents debt as of March 31, 2020 and December 31, 2019 (dollars in thousands):

						March 31, 2020		December 31, 2019
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	LIBOR + 1.59%		$840,423	$833,671	$840,423	$833,153
Subtotal securitization bonds payable, net						840,423	833,671	840,423	833,153

Mortgage and other notes payable, net
Net lease 6(4)		Non-recourse	Oct-27	4.45%		23,990	23,990	24,117	24,117
Net lease 5(5)		Non-recourse	Nov-26	4.45%		3,406	3,317	3,422	3,329
Net lease 4(5)		Non-recourse	Nov-26	4.45%		7,349	7,157	7,384	7,184
Net lease 3(5)		Non-recourse	Jun-21	4.00%		12,364	12,296	12,450	12,368
Net lease 6(5)		Non-recourse	Jul-23	LIBOR + 2.15%		1,550	1,510	1,658	1,615
Net lease 5(4)		Non-recourse	Aug-26	4.08%		31,677	31,406	31,821	31,539
Net lease 1(5)(6)		Non-recourse	Nov-26	4.45%		18,492	18,007	18,579	18,076
Net lease 1(7)		Non-recourse	Mar-28	4.38%		12,166	11,716	12,221	11,758
Net lease 4(4)		Non-recourse	Apr-21(8)	LIBOR + 2.50%		74,916	74,916	74,916	74,845
Net lease 1(4)		Non-recourse	Jul-25	4.31%		250,000	247,090	250,000	246,961
Net lease 2(4)(9)		Non-recourse	Jun-25	3.91%		152,768	154,934	181,952	184,532
Net lease 3(4)		Non-recourse	Sep-33	4.77%		200,000	198,541	200,000	198,521
Other real estate 4(5)		Non-recourse	Dec-23	4.84%		42,705	43,152	42,925	43,407
Other real estate 2(5)(10)		Non-recourse	Dec-23	4.94%		—	—	42,443	42,851
Other real estate 8(5)		Non-recourse	Jan-24	5.15%		15,764	16,270	15,819	16,324
Other real estate 10(5)(11)		Non-recourse	Dec-20	5.34%		11,683	11,879	11,744	11,939
Other real estate 9(5)		Non-recourse	Nov-26	3.98%		23,774	23,022	23,885	23,133
Other real estate 1(5)		Non-recourse	Oct-24	4.47%		108,311	109,019	108,719	109,475
Other real estate 3(5)		Non-recourse	Jan-25	4.30%		74,803	74,148	75,256	74,554
Other real estate 5(5)(10)		Non-recourse	Apr-23	LIBOR + 4.00%		—	—	33,498	32,801
Other real estate 6(5)(12)		Non-recourse	Apr-24	LIBOR + 2.95%		21,500	20,922	21,500	20,825
Loan 9(13)		Non-recourse	Jun-24	LIBOR + 3.00%		69,559	69,559	65,958	65,958
Subtotal mortgage and other notes payable, net						1,156,777	1,152,851	1,260,267	1,256,112

Bank credit facility
Bank credit facility(14)	$560,000	Recourse	Feb-23 (15)	LIBOR + 2.25%		340,000	340,000	113,500	113,500
Subtotal bank credit facility						340,000	340,000	113,500	113,500

Master repurchase facilities
Bank 1 facility 3	$400,000	Limited Recourse(16)	Apr-23(17)	LIBOR + 1.93%	(18)	109,404	109,404	106,309	106,309
Bank 2 facility 3	200,000	Limited Recourse(16)	Oct-22(19)	LIBOR + 2.50%	(18)	22,750	22,750	22,750	22,750
Bank 3 facility 3	600,000	Limited Recourse(16)	Apr-22	LIBOR + 2.19%	(18)	222,147	222,147	265,633	265,633
Bank 7 facility 1	500,000	Limited Recourse(16)	Apr-22(20)	LIBOR + 1.93%	(18)	199,740	199,740	221,421	221,421
Bank 8 facility 1	250,000	Limited Recourse(16)	Jun-21(21)	LIBOR + 2.00%	(18)	168,987	168,987	164,098	164,098
Bank 9 facility 1	300,000	(22)	Nov-23(23)	(24)	(18)	—	—	—	—
Subtotal master repurchase facilities	$2,250,000					723,028	723,028	780,211	780,211

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

						March 31, 2020		December 31, 2019
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
CMBS credit facilities
Bank 1 facility 1		Recourse	(25)	LIBOR + 1.82%	(18)	13,477	13,477	20,375	20,375
Bank 1 facility 2		Recourse	(25)	LIBOR + 3.00%	(18)	12,907	12,907	18,834	18,834
Bank 3 facility		Recourse	(25)	NA	(26)	—	—	—	—
Bank 4 facility		Recourse	(25)	NA	(26)	—	—	—	—
Bank 5 facility 1		Recourse	(25)	NA	(26)	—	—	—	—
Bank 5 facility 2		Recourse	(25)	NA	(26)	—	—	—	—
Bank 6 facility 1		Recourse	(25)	(27)		86,035	86,035	83,584	83,584
Bank 6 facility 2		Recourse	(25)	(27)		84,972	84,972	82,729	82,729
Subtotal CMBS credit facilities						197,391	197,391	205,522	205,522
Subtotal credit facilities						1,260,419	1,260,419	1,099,233	1,099,233

Total						$3,257,619	$3,246,941	$3,199,923	$3,188,498
_________________________________________

(1)	Subject to customary non-recourse carveouts.

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

(8)
The current maturity of the mortgage payable is April 2020, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents. The Company exercised this extension option subsequent to March 31, 2020.

(9)	As of March 31, 2020, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $152.8 million.

(10)	Represents a mortgage note that was repaid during the first quarter of 2020 in connection with the sale of the collateralized properties.

(11)	Represents two separate senior mortgage notes with a weighted average maturity of December 2020 and weighted average interest rate of 5.34%.

(12)
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

(14)	Facility size reduced on May 6, 2020 to $450.0 million.

(15)	The ability to borrow additional amounts terminates on February 1, 2022 at which time the Company may, at its election, extend the termination date for two additional six-month terms.

(16)	Recourse solely with respect to 25.0% of the financed amount.

(17)
The next maturity date is April 2021, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(18)
Represents the weighted average spread as of March 31, 2020. The contractual interest rate depends upon asset type and characteristics and ranges from one-month London Interbank Offered Rates (“LIBOR”) plus 1.10% to 3.00%.

(19)	The next maturity date is October 2020, with two one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(20)	The next maturity date is April 2021, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(21)	The next maturity date is June 2020, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(22)	Recourse is either 25.0% or 50.0% depending on loan metrics.

(23)	The next maturity date is November 2021, with two one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(24)	The interest rate will be determined by the lender in its sole discretion.

(25)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from one to three months.

(26)	CMBS Credit Facilities are undrawn and fully available.

(27)
Bank 6 Facilities 1 and 2 both have fixed and floating rate financing. Bank 6 Facility 1 consists of $22.6 million financed with a fixed rate of 4.50% and $63.4 million financed with a weighted average interest rate of LIBOR plus 1.77%. Bank 6 Facility 2 consists of $45.5 million financed with a fixed rate of 4.50% and $39.5 million financed with a weighted average interest rate of LIBOR plus 1.50%.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at March 31, 2020 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net(1)	Credit Facilities(1)
Remainder of 2020	$211,060	$—	$13,669	$197,391
2021	258,421	—	89,434	168,987
2022	447,157	—	2,520	444,637
2023	494,529	—	45,125	449,404
2024	217,353	—	217,353	—
2025 and thereafter	1,629,099	840,423	788,676	—
Total	$3,257,619	$840,423	$1,156,777	$1,260,419

_________________________________________

(1)	Includes $131.3 million of future minimum principal payments related to assets held for sale.
Bank Credit Facility
On February 1, 2018, the Company, through subsidiaries, including the OP, entered into a credit agreement with several lenders to provide a revolving credit facility in the aggregate principal amount of up to $400.0 million (the “Bank Credit Facility”). On February 4, 2019, the aggregate amount of revolving commitments was increased to $560.0 million and on May 6, 2020 these commitments were reduced to $450.0 million. The Bank Credit Facility will mature on February 1, 2022, unless the OP elects to extend the maturity date for up to two additional six-month terms.
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At March 31, 2020, the borrowing base valuation was sufficient to support the outstanding principal amount of $340.0 million.
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the applicable borrower’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.25% at March 31, 2020), depending upon the amount of facility utilization.
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
The Bank Credit Facility contains various affirmative and negative covenants including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as specified in the Bank Credit Facility. At March 31, 2020, the Company was in compliance with all of the financial covenants.
Refer to Note 19, “Subsequent Events” for further discussion regarding the status of the Company’s Bank Credit Facility.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2020, the Company had $1.0 billion carrying value of CRE debt investments financed with $840.4 million of securitization bonds payable, net.
Master Repurchase Facilities
As of March 31, 2020, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.3 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of March 31, 2020, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of March 31, 2020, the Company had $1.0 billion carrying value of CRE debt investments financed with $723.0 million under the master repurchase facilities.
During the three months ended March 31, 2020, the Company received and timely paid a margin call on a hospitality loan and made voluntarily paydowns on two other hospitality and one retail loan. The lender granted the Company a holiday from future margin calls between three and four months, and it obtained broader discretion to enter into permitted modifications with the borrowers on these three specific loans, if necessary.
Refer to Note 19, “Subsequent Events” for further discussion regarding the status of the Company’s Master Repurchase Facilities.
CMBS Credit Facilities
As of March 31, 2020, the Company entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of March 31, 2020, the Company had $178.3 million carrying value of CRE securities financed with $172.8 million under its CMBS Credit Facilities. As of March 31, 2020, the Company had $28.5 million carrying value of underlying investments in the subordinate tranches of the securitization trusts financed with $24.6 million under its CMBS Credit Facilities.
During the three months ended March 31, 2020, the Company received and timely paid margin calls on its CMBS master repurchase facilities of $48.9 million.
Refer to Note 19, “Subsequent Events” for further discussion regarding the status of the Company’s CMBS Credit Facilities.

10.	Related Party Arrangements
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
In November 2019 the Manager, the Company and the OP amended and restated the Management Agreement to modify the “Core Earnings” definition, providing that “unrealized provisions for loan losses and real estate impairments” shall only be applied as exclusions from the definition of Core Earnings if approved by a majority of the independent directors of the Company. Such change became effective during the fourth quarter of 2019 and results in a reduction to Core Earnings which thereby reduces the annual management fee and any incentive fee paid by the Company due to accumulated unrealized provisions for loan losses and real estate impairments to date.
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
For the three months ended March 31, 2020 and 2019, the total management fee expense incurred was $7.9 million and $11.4 million, respectively. As of March 31, 2020 and December 31, 2019, $8.2 million and $8.4 million, respectively, of unpaid management fee were included in due to related party in the Company’s consolidated balance sheets.
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
The Company did not incur any incentive fees during the three months ended March 31, 2020 and 2019.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
For the three months ended March 31, 2020 and 2019, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $2.7 million and is included in administrative expense on the consolidated statements of operations. As of both March 31, 2020 and December 31, 2019, there were $2.7 million of unpaid expenses included in due to related party in the Company’s consolidated balance sheets.
Other Payables to Manager
Other payables to the Manager include Combination related adjustments that consist of certain cash contributions from and distributions to Colony Capital or its subsidiaries on behalf of the CLNY Contributed Portfolio.
For the three months ended March 31, 2020, there were no other payables to the Manager. For the three months ended March 31, 2019, the other payables to the Manager was $1.6 million related to tax obligations associated with the vesting of restricted common stock and was included in due to related party in the Company’s consolidated balance sheet as of March 31, 2019. This was paid as of March 31, 2020.
Equity Plan Grants
In March 2019, the Company granted 800,000 shares to the Manager and/or employees thereof under the 2018 Equity Incentive Plan (the “2018 Plan”). In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and the Manager and/or employees thereof under the 2018 Plan. 735,473 shares remain granted and unvested as of March 31, 2020. See Note 11, “Equity-Based Compensation” for further discussion on the 2018 Plan including shares issued to independent directors of the Company. In connection with these grants, the Company recognized share-based compensation expense of $0.2 million and $1.8 million to its Manager within administrative expense in the consolidated statement of operations for the three months ended March 31, 2020 and March 31, 2019, respectively.
Colony Capital, Inc. Internalization Discussions with the Company
On April 1, 2020, Colony Capital reported in Amendment No. 3 to the Schedule 13D filed with the SEC that it has postponed any decision regarding a disposition of its management agreement with the Company until market conditions improve due to ongoing uncertainty surrounding the duration and magnitude of the COVID-19 pandemic and its impact on the global economy.
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
In July 2017, NorthStar II entered into a joint venture with an affiliate of the Manager to make a $60.0 million investment in a $180.0 million mezzanine loan which was originated by such affiliate of the Manager. The transaction was approved by NorthStar II’s board of directors, including all of its independent directors. The investment was purchased by the Company in connection with the Combination. In June 2018, the Company increased its commitment to $101.8 million in connection with the joint venture bifurcating the mezzanine loan into a mezzanine loan and a preferred equity investment. The Company’s interest in both the underlying mezzanine loan and preferred equity investment is 31.8%, and the affiliate entities own the remaining 68.2%. Both the underlying mezzanine loan and preferred equity investment carry a fixed 13.0% interest rate. This investment is recorded in investments in unconsolidated ventures in the Company’s consolidated balance sheets. In July 2019, the Company increased its commitment in the mezzanine loan from $101.8 million to $189.0 million. The Company’s interest in the upsized mezzanine loan is 45.2% and it carries a fixed 13.0% interest rate. As of March 31, 2020, the Company had an unfunded commitment of $32.2 million remaining.
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
In October 2018, the Company entered into a joint venture to invest in a mixed-use development project in Ireland. The Company agreed to invest up to $162.4 million of the $266.5 million total commitment. The Company co-invested along with two affiliates of the Manager, with the Company owning 61.0% of the joint venture and the affiliate entities owning the remaining 39.0%. The joint venture invested in a senior mortgage loan with a fixed interest rate of 15.0% and a maturity date of two years from origination.
In October 2018, the Company acquired a $20.0 million mezzanine loan from an affiliate of the Company’s Manager, secured by a pledge of an ownership interest in a luxury condominium development project located in New York, NY. The loan bears interest at 9.5% plus LIBOR. The borrower repaid the loan in February 2020.

11.	Equity-Based Compensation
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
The table below summarizes our awards granted, forfeited or vested under the 2018 Plan during the three months ended March 31, 2020:

	Number of Shares
	Restricted Stock	Total	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2019	1,335,590	1,335,590	$17.79
Granted	—	—	—
Vested	(427,841)	(427,841)	17.36
Forfeited	(172,276)	(172,276)	17.25
Unvested shares at March 31, 2020	735,473	735,473	$17.65

Fair value of equity awards that vested during the three months ended March 31, 2020 and March 31, 2019, determined based on their respective fair values at vesting date, was $2.6 million and $4.9 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At March 31, 2020, aggregate unrecognized compensation cost for all unvested equity awards was $7.5 million, which is expected to be recognized over a weighted-average period of 1.7 years.

12.	Stockholders’ Equity
Authorized Capital
As of March 31, 2020, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock. On February 1, 2019, the Class B-3 common stock automatically converted to Class A common stock and each unissued share of Class B-3 common stock was automatically reclassified as one share of Class A common stock.
The Company had no shares of preferred stock issued and outstanding as of March 31, 2020.
Dividends
During the three months ended March 31, 2020, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
January 15, 2020	January 31, 2020	February 10, 2020	$0.10
February 14, 2020	February 29, 2020	March 10, 2020	$0.10
March 16, 2020	March 31, 2020	April 10, 2020	$0.10

Subsequent to March 31, 2020, the Company and its Board of Directors suspended the Company’s monthly stock dividend beginning with the monthly period ending April 30, 2020. Refer to Note 19, “Subsequent Events” for further discussion regarding the monthly stock dividend.
Stock Repurchase Program
The Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”), under which the Company could repurchase up to $300.0 million of its outstanding Class A common stock until March 31, 2020. On February 18, 2020, the Company’s Board of Directors voted to extend the Stock Repurchase Program through March 31, 2021. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, through tender offers or otherwise in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
As of March 31, 2020, the Company had not repurchased any shares under the Stock Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2019	$15,909	$25,872	$(13,487)	$28,294
Other comprehensive income (loss)	(73,273)	21,255	(18,981)	(70,999)
AOCI at March 31, 2020	$(57,364)	$47,127	$(32,468)	$(42,705)

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2018	$(1,295)	$11,037	$(10,141)	$(399)
Other comprehensive income (loss)	9,530	7,222	(3,233)	13,519
AOCI at March 31, 2019	$8,235	$18,259	$(13,374)	$13,120

Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2019	$612	$893	$(801)	$704
Other comprehensive income (loss)	(1,756)	509	(455)	(1,702)
AOCI at March 31, 2020	$(1,144)	$1,402	$(1,256)	$(998)

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2018	$(32)	$268	$(246)	$(10)
Other comprehensive income (loss)	228	173	(77)	324
AOCI at March 31, 2019	$196	$441	$(323)	$314

13.	Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited partnership interests in the OP held by RED REIT. Net income (loss) attributable to the noncontrolling interests is based on the limited partners’ ownership percentage of the OP. Net loss attributable to the noncontrolling interests of the OP was $1.9 million for the three months ended March 31, 2020. Net income attributable to the noncontrolling interests of the OP for the three months ended March 31, 2019 was $0.3 million.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income attributable to noncontrolling interests in the investment entities for the three months ended March 31, 2020 was $0.5 million. Net loss attributable to noncontrolling interests in the investment entities for the three months ended March 31, 2019 was $0.3 million.

14.	Fair Value
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Investing VIEs
As discussed in Note 5, “Real Estate Securities, Available for Sale,” the Company has elected the fair value option for the financial assets and liabilities of the consolidated Investing VIEs. The Investing VIEs are “static,” that is no reinvestment is permitted and there is very limited active management of the underlying assets. The Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the Investing VIEs are more observable, but in either case, the methodology results in the fair value of the assets of the securitization trusts being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of the securitization trusts are more observable, since market prices for the liabilities are available from a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The financial assets of the securitization trusts are not readily marketable and their fair value measurement requires information that may be limited in availability.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures - PE Investments	$—	$124	$8,640	$8,764	$—	$1,425	$8,858	$10,283
Real estate securities, available for sale	—	179,572		179,572	—	252,824	—	252,824
Mortgage loans held in securitization trusts, at fair value	—	—	1,822,991	1,822,991	—	—	1,872,970	1,872,970
Other assets - derivative assets	—	9	—	9	—	4,122	—	4,122
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$1,732,388	$—	$1,732,388	$—	$1,762,914	$—	$1,762,914
Other liabilities - derivative liabilities	—	33,344	—	33,344	—	19,133	—	19,133

The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2020 and year ended December 31, 2019 (dollars in thousands):

	Three Months Ended March 31, 2020		Year Ended December 31, 2019
	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)
Beginning balance	$8,858	$1,872,970	$160,851	$3,116,978
Contributions(2)/purchases	—	—	151	—
Distributions/paydowns	(887)	(6,578)	(18,407)	(55,288)
Deconsolidation of securitization trust(3)	—	—	—	(1,239,627)
Equity in earnings	669	—	—	—
Sale of investments	—	—	(48,930)	(39,848)
Transfers out of Level 3		—	(84,807)	—
Unrealized gain (loss) in earnings	—	(43,401)	—	87,983
Realized gain in earnings		—	—	2,772
Ending balance	$8,640	$1,822,991	$8,858	$1,872,970
_________________________________________

(1)
For the three months ended March 31, 2020, unrealized loss of $43.4 million related to mortgage loans held in securitization trusts, at fair value was offset by unrealized gain of $23.9 million related to mortgage obligations issued by securitization trusts, at fair value.

(2)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.

(3)
In July 2019, the Company sold its retained investments in the subordinate tranches of one securitization trust. As a result of the sale, the Company deconsolidated one of the securitization trusts. See Note 5, “Real Estate Securities, Available for Sale” for further information.

Transfers of assets into or out of Level 3 are presented at their fair values as measured at the end of the reporting period. Assets transferred out of Level 3 represent PE Investments that were valued based on their contracted sales price in March 2019.
As of March 31, 2020 and December 31, 2019, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of March 31, 2020 and December 31, 2019, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. As of March 31, 2020 and December 31, 2019, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included yields ranging from

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.2% to 34.1% and 15.0% to 16.1%, respectively, and a weighted average life of 5.6 and 5.4 years, respectively. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the three months ended March 31, 2020 and March 31, 2019 the Company recorded a net unrealized loss of $19.5 million and a net unrealized gain of $1.0 million respectively, related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
For the three months ended March 31, 2020, the company did not record a realized gain on mortgage loans held in securitization trusts, at fair value. For the three months ended March 31, 2019, the Company recorded a de minimis realized gain on mortgage loans held in securitization trusts, at fair value, which represents a recovery of a loss previously recorded in 2018. This amount is recorded as realized gain on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of March 31, 2020 and December 31, 2019, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020				December 31, 2019
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net	$2,413,251	(2)	$2,351,278	$2,361,776	$2,858,423	(2)	$2,576,332	$2,470,561
Financial liabilities:(1)
Securitization bonds payable, net	$840,423		$833,671	$840,423	$840,423		$833,153	$840,423
Mortgage and other notes payable, net	1,156,777		1,152,851	1,156,461	1,260,267		1,256,112	1,260,675
Master repurchase facilities	1,260,419		1,260,419	1,260,419	1,099,233		1,099,233	1,099,233
_________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $236.7 million and $276.6 million as of March 31, 2020 and December 31, 2019, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2020. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Loans and Preferred Equity Held for Investment, Net
For loans and preferred equity held for investment, net, fair values were determined: (i) by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of March 31, 2020, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of March 31, 2020, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following table summarizes assets carried at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans and preferred equity held for investment, net	$—	$—	$2,351,278	$2,351,278	$—	$—	$104,797	$104,797
Loans held for sale	—	—	21,191	21,191	—	—	5,016	5,016
Real estate, net	—	—	344,726	344,726	—	—	448,690	448,690
Real estate assets held for sale	—	—	162,403	162,403	—	—	134,966	134,966
Investments in unconsolidated ventures	—	—	195,393	195,393	—	—	211,024	211,024
Deferred leasing costs and intangible assets, net	—	—	34,005	34,005	—	—	42,122	42,122

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Provision for loan losses:
Loans and preferred equity held for investment, net	$31,499	$—
Loans held for sale	36,783	—
Total provision for loan losses	$68,282	$—

Loans and preferred equity held for investment, net—Provision for loan losses consisted of the Company’s CECL provision for loan losses in the Core Portfolio, as well as one loan that the company individually evaluated for impairment in the Company’s Core Portfolio, which reflected the reduction of the estimated fair value of the collateral. The fair value of the loans collateral was determined by applying a terminal cap rate of 13%. The Company recorded $31.5 million of provision for loan losses in its Core Portfolio during the three months ended March 31, 2020.
Loans held for sale— Provision for loan losses consisted of one loan in the Company’s Legacy, Non-Strategic Portfolio. During the three months ended March 31, 2020 the significant detrimental impact of COVID-19 on the U.S. hospitality industry further contributed to the deterioration of the Company’s four NY hospitality loans and as such the Company recorded an additional provision for loan losses of $36.8 million. On April 22, 2020, the Company completed a discounted payoff of the NY hospitality loans and related investment interests.

15.	Derivatives
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
As of March 31, 2020 and December 31, 2019, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	March 31, 2020			December 31, 2019
	Designated Hedges	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$—	$—	$—	$—	$4,122	$4,122
Interest rate contracts	—	9	9	—	—	—
Included in other assets	$—	$9	$9	$—	$4,122	$4,122
Derivative Liabilities
Foreign exchange contracts	$—	$—	$—	$(2,128)	$(29)	$(2,157)
Interest rate contracts	—	(33,344)	(33,344)	—	(16,976)	(16,976)
Included in accrued and other liabilities	$—	$(33,344)	$(33,344)	$(2,128)	$(17,005)	$(19,133)

As of March 31, 2020, the Company posted $14.5 million in net cash collateral to counterparties for its derivative contracts and those counterparties held $33.4 million in cash collateral.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the Company’s interest rate contracts as of March 31, 2020:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)		Range of Maturity Dates
		Designated	Non-Designated
Interest Rate Swap	USD	$—	$366,730	April 2020 - August 2028
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations and of comprehensive income (loss) for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Other gain (loss), net
Non-designated foreign exchange contracts	$(4,084)	$237
Non-designated interest rate contracts	(16,370)	(4,083)
	$(20,454)	$(3,846)
Other income
Non-designated foreign exchange contracts	$8,738	$—
	$8,738	$—
Accumulated other comprehensive income (loss)
Designated foreign exchange contracts	$21,764	$7,395
	$21,764	$7,395

During the three months ended March 31, 2020, the Company received $28.2 million from the unwind of its NOK and EUR FX forwards and realized a gain of $8.7 million which is included in other income on its consolidated statements of operations.
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), net. During the three months ended March 31, 2020 and 2019, no gain (loss) was transferred from accumulated other comprehensive income (loss).
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
		(Assets) Liabilities	Cash Collateral Pledged
March 31, 2020
Derivative Assets
Interest rate contracts	$9	$(9)	$—	$—
	$9	$(9)	$—	$—
Derivative Liabilities
Interest rate contracts	$(33,344)	$9	$33,335	$—
	$(33,344)	$9	$33,335	$—

December 31, 2019
Derivative Assets
Foreign exchange contracts	$4,122	$(2,157)	$—	$1,965
	$4,122	$(2,157)	$—	$1,965
Derivative Liabilities
Foreign exchange contracts	$(2,157)	$2,157	$—	$—
Interest rate contracts	(16,976)	—	16,976	—
	$(19,133)	$2,157	$16,976	$—

16.	Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2020, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments for loans and preferred equity held for investment was $162.1 million for senior loans, $37.3 million for securitized loans, $1.2 million for corporate term loans and $36.1 million for mezzanine loans. Total unfunded commitments for equity method investments was $32.2 million.
Ground Lease Obligation
The Company’s operating leases are ground leases acquired with real estate.
At March 31, 2020, the weighted average remaining lease terms were 14.2 years for ground leases.
The following table presents lease expense, included in property operating expense, for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease expense:
Minimum lease expense	$804	$809
Variable lease expense	—	—
	$804	$809

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The operating lease liability was determined using a weighted average discount rate of 5.0%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of March 31, 2020 (dollars in thousands):

Remainder of 2020	$2,390
2021	3,171
2022	3,199
2023	3,229
2024	2,338
2025 and thereafter	21,725
Total lease payments	36,052
Less: Present value discount	11,757
Operating lease liability (Note 8)	$24,295

The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of December 31, 2019 (dollars in thousands):

2020	$3,232
2021	3,216
2022	3,244
2023	3,274
2024	2,383
2025 and thereafter	23,079
Total lease payments	38,428
Less: Present value discount	12,933
Operating lease liability (Note 8)	$25,495

Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of March 31, 2020, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

17.	Segment Reporting
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

◦
CRE Debt Securities securities investments currently consisting of BBB and some BB rated CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool), or CRE CLOs (including the junior tranches thereof, collateralized by pools of CRE debt investments).

◦
Net Leased Real Estate—direct investments in CRE with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following tables present segment reporting for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Core
	Senior and MezzanineLoans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Three months ended March 31, 2020
Net interest income (expense)	$23,483	$5,543	$—	$(1,876)	$27,150	$706	$27,856
Property and other income	24	72	30,531	5	30,632	31,290	61,922
Management fee expense	—	—	—	(6,516)	(6,516)	(1,430)	(7,946)
Property operating expense	(1)	—	(3,683)	—	(3,684)	(18,847)	(22,531)
Transaction, investment and servicing expense	(398)	—	(143)	(1,673)	(2,214)	(920)	(3,134)
Interest expense on real estate	—	—	(8,461)	—	(8,461)	(4,617)	(13,078)
Depreciation and amortization	—	—	(11,153)	—	(11,153)	(6,823)	(17,976)
Provision for loan losses	(31,499)	—	—	—	(31,499)	(38,433)	(69,932)
Impairment of operating real estate	—	—	—	—	—	(4,126)	(4,126)
Administrative expense	(363)	(535)	(82)	(3,151)	(4,131)	(2,907)	(7,038)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(19,906)	—	454	(19,452)	—	(19,452)
Other loss, net	—	(16,336)	(4,084)	(92)	(20,512)	350	(20,162)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(8,754)	(31,162)	2,925	(12,849)	(49,840)	(45,757)	(95,597)
Equity in earnings of unconsolidated ventures	14,074	—	—	—	14,074	3,093	17,167
Income tax benefit (expense)	(361)	—	198	—	(163)	(1,548)	(1,711)
Net income (loss)	$4,959	$(31,162)	$3,123	$(12,849)	$(35,929)	$(44,212)	$(80,141)
_________________________________________

(1)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended March 31, 2020, $0.5 million, was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Core
	Senior and MezzanineLoans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Three months ended March 31, 2019
Net interest income (expense)	$15,882	$5,312	$—	$(2,858)	$18,336	$3,622	$21,958
Property and other income	93	67	29,904	—	30,064	33,247	63,311
Management fee expense	—	—	—	(9,086)	(9,086)	(2,272)	(11,358)
Property operating expense	—	—	(8,946)	—	(8,946)	(19,234)	(28,180)
Transaction, investment and servicing expense	(276)	—	(45)	267	(54)	(475)	(529)
Interest expense on real estate	—	—	(8,570)	—	(8,570)	(5,037)	(13,607)
Depreciation and amortization	—	—	(13,084)	—	(13,084)	(14,578)	(27,662)
Administrative expense	(289)	(387)	(57)	(2,905)	(3,638)	(3,015)	(6,653)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	666	—	363	1,029	—	1,029
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	48	—	—	48	—	48
Other gain (loss), net	—	(4,070)	235	8	(3,827)	(1,252)	(5,079)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	15,410	1,636	(563)	(14,211)	2,272	(8,994)	(6,722)
Equity in earnings of unconsolidated ventures	18,368	—	—	—	18,368	2,942	21,310
Income tax benefit (expense)	(12)	—	2,382	(382)	1,988	(1,619)	369
Net income (loss)	$33,766	$1,636	$1,819	$(14,593)	$22,628	$(7,671)	$14,957
_________________________________________

(1)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended March 31, 2019, $0.4 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column

The following table presents total assets by segment as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Core
Total Assets	Senior and Mezzanine Loans and Preferred Equity(1)	CRE Debt Securities	Net Leased Real Estate	Corporate(2)	Total Core Portfolio	Legacy, Non-Strategic Portfolio(3)	Total
March 31, 2020	$2,361,830	$2,073,016	$1,119,067	$899,259	$6,453,172	$740,416	$7,193,588
December 31, 2019	2,464,963	2,226,448	1,181,609	496,714	6,369,734	1,044,572	7,414,306
_________________________________________

(1)	Includes investments in unconsolidated ventures totaling $577.2 million and $585.0 million as of March 31, 2020 and December 31, 2019, respectively.

(2)	Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trusts in consolidation.

(3)	Includes PE Investments totaling $8.8 million and $10.3 million as of March 31, 2020 and December 31, 2019, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Total income by geography:
United States	$124,953	$148,790
Europe	20,795	12,681
Other	—	35
Total(1)	$145,748	$161,506

	March 31, 2020	December 31, 2019
Long-lived assets by geography:
United States	$1,062,789	$1,282,189
Europe	262,706	315,369
Total(2)	$1,325,495	$1,597,558
_________________________________________

(1)	Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.

(2)	Long-lived assets are comprised of real estate and real estate related intangible assets, and excludes financial instruments and assets held for sale.

18.	Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2020 and 2019 consist of the following (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(80,141)	$14,957
Net (income) loss attributable to noncontrolling interests:
Investment Entities	(523)	298
Operating Partnership	1,892	(347)
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(78,772)	$14,908

Numerator:
Net income allocated to participating securities (nonvested shares)	$(322)	$(466)
Net income (loss) attributable to common stockholders	$(79,094)	$14,442

Denominator:
Weighted average shares outstanding(1)(2)	128,487	127,943

Net income (loss) per common share - basic and diluted(2)	$(0.62)	$0.11
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
Dividends
The COVID-19 pandemic has caused extraordinary volatility and unprecedented market conditions, including actual and unanticipated consequences to the Company and certain investments, which may continue. Having paid monthly dividends on its common stock through March 31, 2020, the Company and its Board of Directors determined it was prudent and in the Company’s best interests to conserve available liquidity and suspended the Company’s monthly stock dividend beginning with the monthly period ending April 30, 2020. The Board of Directors will evaluate dividends in future periods based upon customary considerations, including market conditions. Importantly, the Company continues to monitor its taxable income to ensure that the Company meets the minimum distribution requirements to maintain its status as a REIT for the year ending December 31, 2020.
Protective Advance
The Company holds a $189.0 million investment in a mezzanine loan and preferred equity investment in a development project in Los Angeles County which includes a hospitality and retail renovation and a new condominium tower construction. The Company’s investment is held in a joint venture with affiliates of its Manager (the “Mezzanine Lender”). On April 30, 2020, the Company made its pro-rata $12.9 million share of the Mezzanine Lender’s $34.7 million protective advance to the senior lender while reserving all rights and remedies as Mezzanine Lender. In addition, the Company may fund approximately $2.5 million, representing its ratable share among other funding joint venture participants, of an approximate $5.1 million shortfall to the protective advance as a result of a single investor non-funding event.
Hedge Unwinds
In April 2020, the Company unwound a portion of its interest rate swaps and in connection with this expects to realize a loss of approximately $16.4 million during the second quarter of 2020, which was previously recorded as an unrealized loss as of March 31, 2020. The Company also called back $15.9 million in net cash collateral to counterparties for its derivative contracts. As of May 7, 2020, those counterparties held $17.4 million in cash collateral.
Bank Credit Facility and Master Repurchase Facilities
On May 6, 2020, the Company amended its Bank Credit Facility to: (i) reduce the minimum tangible net worth covenant requirement from $2.1 billion to $1.5 billion, providing portfolio management flexibilities as a result of any disruptions in investments caused by COVID-19 or other factors; (ii) reduce the facility size from $560.0 million to $450.0 million (noting current borrowings of $299.0 million); (iii) limit dividends in line with taxable income and restrict stock repurchases, each for liquidity preservation purpose; and (iv) focus new investments on senior mortgages.
In addition, on May 7, 2020, the Company amended the tangible net worth covenant under all six of the Company’s Master Repurchase Facilities consistent with the Bank Credit Facility.
CMBS Credit Facilities
In April 2020, the Company consolidated its CMBS Credit Facilities with one existing counterparty bank. With doing so, the Company paid down its CMBS Credit Facilities borrowing advance rate to a blended borrowing advance rate of 62% and extended the repurchase date on all such borrowings to June 30, 2020. This $73.9 million paydown allows for a 15% additional loss on a bond specific basis before further margin calls. As of May 7, 2020, the Company had $123.5 million outstanding under its CMBS Credit Facilities. The financing bears a fixed interest rate of 4.50%.
Investment Sales
Subsequent to March 31, 2020, the Company sold two loans in its Legacy, Non-Strategic Portfolio for total gross proceeds of $23.5 million. The Company will recognize a gain of approximately $6.8 million during the second quarter of 2020.
Additionally, the Company sold one real estate property in its Legacy, Non-Strategic Portfolio for total gross proceeds of $1.0 million. The Company will recognize a loss of approximately $0.1 million.
On April 22, 2020, the Company completed a discounted payoff of its four NY hospitality loans and related investment interests. The Company recorded $36.8 million of provision for loan losses during the three months ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as the information contained in our Form 10-K for the year ended December 31, 2019, which is accessible on the SEC’s website at www.sec.gov.
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
We were organized in the state of Maryland on August 23, 2017. On January 31, 2018, the Combination among the CLNY Contributed Portfolio, NorthStar I and NorthStar II was completed in an all-stock exchange. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all of our activities and hold substantially all of our assets and liabilities through our operating subsidiary, Credit RE Operating Company, LLC (the “OP”). At March 31, 2020, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned primarily by our affiliate as noncontrolling interests.
We are externally managed by a subsidiary of Colony Capital, a New York Stock Exchange (“NYSE”)-listed global real estate and investment management firm. As of March 31, 2020, Colony Capital owned approximately 36.5% of our common equity on a fully diluted basis.
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
Colony Capital is headquartered in Los Angeles, with key offices in Boca Raton, New York, Paris and London. Its operations are broad and diverse and include the management of real estate, both owned and on behalf of a diverse set of institutional and individual investors. Colony Capital’s management team has diverse backgrounds. On March 25, 2020, the board of directors of the Company approved the appointment of Michael J. Mazzei as Chief Executive Officer and President of the Company and Andrew E. Witt as Chief Operating Officer of the Company (transitioning from his role as Interim Chief Executive Officer and President), in each instance, effective April 1, 2020. Neale W. Redington, a 11-year veteran of Colony Capital, serves as our Chief Financial Officer and Treasurer. In addition, supporting our business, David A. Palamé, a 13-year veteran of Colony Capital, serves as our General Counsel and Secretary, and Frank V. Saracino, a five-year veteran of Colony Capital, serves as our Chief Accounting Officer.
We draw on Colony Capital’s substantial real estate investment platform and relationships to source, underwrite, structure and manage a robust pipeline of investment opportunities as well as to access debt and equity capital to fund our operations. We believe we can originate, acquire, finance and manage investments with attractive in-place cash flows and the potential for meaningful capital appreciation over time. We also benefit from Colony Capital’s portfolio management, finance and administration functions, which provide us with legal, compliance, investor relations, asset valuation, risk management and information technology services. Colony Capital also has a captive, fully functional, separate asset management company that engages primarily in loan servicing for performing, sub-performing and non-performing commercial loans, including senior secured loans, revolving lines of credit, loan participations, subordinated loans, unsecured loans and mezzanine debt. Colony Capital’s asset management company is a commercial special servicer rated by both Standard & Poor’s and Fitch’s rating services.

On April 1, 2020, Colony Capital reported in Amendment No. 3 to Schedule 13D (filed with the SEC) that it has postponed any decision regarding a disposition of its management agreement with the Company until market conditions improve due to ongoing uncertainty surrounding the duration and magnitude of the COVID-19 pandemic and its impact on the global economy.
Our operating segments include the Senior and Mezzanine Loans and Preferred Equity, CRE Debt Securities, Net Leased Real Estate, Corporate and Legacy, Non-Strategic Portfolio. Our target assets, as more fully described below, are included in different operating segments. Senior mortgage loans, mezzanine loans and preferred equity are included in the loan portfolio segment.
Our Target Assets
We have not closed any new investments in 2020 through the date hereof and are primarily focused on existing investments and commitments. Generally, our investment strategy is to originate and selectively acquire our target assets, which consist of the following:

•
Senior Mortgage Loans. We focus on originating and selectively acquiring senior mortgage loans that are backed by CRE assets. These loans are secured by a first mortgage lien on a commercial property and provide mortgage financing to a commercial property developer or owner. The loans may vary in duration, bear interest at a fixed or floating rate and amortize, if at all, over varying periods, often with a balloon payment of principal at maturity. Senior mortgage loans include junior participations in our originated senior loans for which we have syndicated the senior participations to other investors and retained the junior participations for our portfolio. We believe these junior participations are more like the senior mortgage loans we originate than other loan types given their credit quality and risk profile.

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

•
Preferred Equity. We may make investments that are subordinate to senior and mezzanine loans, but senior to the common equity in the mortgage borrower. Preferred equity investments may be structured such that our return accrues and is added to the principal amount rather than paid on a current basis. We also may pursue equity participation opportunities in preferred equity investments, like such participations in mezzanine loans.

•
CRE Debt Securities. We may make investments that consist of bonds comprising certain tranches of CRE securitization pools, such as CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool) or CRE CLOs (including the junior tranches thereof, collateralized by pools of CRE debt instruments). These bonds may be investment grade or below investment grade and are collateralized by CRE debt, typically secured by senior mortgage loans and may be fixed rate or floating rate securities. Due to their first-loss position, CMBS B-pieces are typically offered at a discount to par. These investments typically carry a 10-year weighted average life due to prepayment restrictions. We generally intend to hold these investments through maturity, but may, from time to time, opportunistically sell positions should liquidity become available or be required.

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

The allocation of our capital among our target assets will depend on prevailing market conditions at the time we invest and may change over time in response to different prevailing market conditions. In addition, in the future, we may invest in assets other than our target assets or change our target assets. With respect to all our investments, we invest so as to maintain our qualification as a REIT for U.S. federal income tax purposes and our exclusion or exemption from regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
We believe that events in the financial markets from time to time, including the current and potential impacts of the COVID-19 pandemic, have created and will create significant dislocation between price and intrinsic value in certain asset classes as well as a supply and demand imbalance of available credit to finance these assets. We believe that our Manager’s in-depth understanding of CRE and real estate-related investments, and in-house underwriting, asset management and resolution capabilities, provides the Company and management with a sophisticated full-service value-add platform to regularly evaluate our investments and determine primary, secondary or alternative disposition strategies. This includes intermediate servicing and complex and creative negotiating, restructuring of non-performing investments, foreclosure considerations, intense management or development of owned real estate, in each case to reposition and achieve optimal value realization for the Company and its stockholders. Depending on the nature of the underlying investment, we may pursue repositioning strategies through judicious capital investment in order to extract maximum value from the investment or recognize unanticipated losses to reinvest resulting liquidity in higher-yielding performing investments.
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

◦
CRE Debt Securities— securities investments currently consisting of BBB and some BB rated CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool) or CRE CLOs (including the junior tranches thereof, collateralized by pools of CRE debt investments).

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

•
Legacy, Non-Strategic Portfolio—segment consists of direct investments in operating real estate such as multi-tenant office and multifamily residential assets such as real estate acquired in settlement of loans which we plan to exit. It also includes two portfolios of private equity funds (“PE Investments”) and certain retail and other legacy loans originated prior to the Combination. This segment also includes corporate-level asset management and other fees including expenses related to secured revolving credit facility, related party and general and administrative expenses related to the Legacy, Non-Strategic Portfolio only.

There were no changes in the structure of our internal organization that prompted the change in reportable segments. Prior year amounts have been revised to conform to the current year presentation. Accordingly, we realigned the discussion and analysis of our portfolio and results of operations to reflect these reportable segments.
Significant Developments - Core Portfolio
During the three months ended March 31, 2020 and through May 7, 2020, significant developments affecting our business and results of operations of our Core Portfolio included the following:

•	Generated U.S. GAAP net loss of $(35.0) million, or $(0.27) per share and Core Earnings of $46.2 million, or $0.35 per share;

•	Dividend payments of $39.5 million for the three months ended March 31, 2020; and suspended monthly dividends beginning with the monthly period ended April 30, 2020;

•
At March 31, 2020 our current expected credit loss reserve (“CECL”) calculated by our probability of default (“PD”)/loss given default (“LGD”) model for our outstanding loans and future loan funding commitments is $52.2 million, or $0.41 per share, which is 2.0% of the aggregate commitment amount of our loan portfolio;

•	Three loans totaling $67.8 million in carrying value repaid in full during the three months ended March 31, 2020, consisting of two senior loans and one mezzanine construction loan;

•	We modified our Bank Credit Facility and Master Repurchase Facilities in anticipation of COVID-19 uncertainties;

•
We also modified certain aspects of our CMBS Credit Facilities. These modifications were done in conjunction with paydowns of those facilities, which totaled $73.9 million. We also paid a total of $48.9 million in margin calls;

•	Made a protective advance totaling $12.9 million on our Los Angeles Mixed-use project. See “Los Angeles Construction Loan and Preferred Equity Investment” in “Our Core Portfolio” below; and

•
In April 2020, we unwound a portion of our interest rate swaps and in connection with this we will realize a loss of $16.4 million during the second quarter of 2020, which was previously recorded as an unrealized loss as of March 31, 2020.

Significant Developments - Legacy, Non-Strategic Portfolio
During the three months ended March 31, 2020 and through May 7, 2020, significant developments affecting our business and results of operations of our Legacy, Non-Strategic Portfolio included the following:

•	Generated U.S. GAAP net loss of $(43.8) million, or $(0.35) per share, and Legacy, Non-Strategic Earnings loss of $(34.7) million, or $(0.26) per share;

•	Sold ten investments (five real estate properties and five loans) for a total gross sales price of $254 million and a net loss of $3.6 million;

•
Subsequent to March 31, 2020, sold two loans for total gross proceeds of $23.5 million and a projected gain on sale of $6.8 million and one real estate property for total gross proceeds of $1.0 million and a projected loss on sale of $0.1 million;

•
During the three months ended March 31, 2020, given the immediate and significant detrimental impact of COVID-19, we recorded a $36.8 million provision for loan loss related to our four NY hospitality loans. On April 22, 2020, we closed on a discounted payoff of the total investment interests, realizing on such provision for loan loss; and

•	Classified 19 operating real estate properties and three loans totaling $139 million as held for sale;
Impact of COVID-19
Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread throughout the world, including the United States. The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level.
Accordingly, the COVID-19 pandemic has negatively impacted CRE credit REITs across the industry, as well as other companies that own and operate commercial real estate investments, including our company. As we manage the impact and uncertainties of the COVID-19 pandemic, cash preservation, liquidity and investment and portfolio management are our key priorities.
We are working closely with our borrowers and tenants to address the impact of COVID-19 on their business. To the extent that certain borrowers are experiencing significant financial dislocation we may have and may continue to consider the use of interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations, for a limited period. Similarly, we may evaluate converting certain current interest payment obligations to payment-in-kind as a potential bridge period solution. We have in limited cases allowed some portions of current interest to convert to payment-in-kind.
We have also taken various steps to mitigate the impact of COVID-19 on our liquidity, including aggregate net draws of $226.5 million on our revolving credit facility during the first quarter as a precautionary measure to increase cash on hand. As of the date of this report, we have approximately $255 million in cash on hand, representing substantially all of our available capacity. We have also agreed to certain margin holidays or rollover extensions on our Master Repurchase Facilities and CMBS Credit Facility financing, as described in further detail in “Liquidity and Capital Resources” below.
The COVID-19 pandemic has created uncertainties that have and will negatively impact our future operating results, liquidity and financial condition. However, we believe there are too many uncertainties to predict and quantify the full impact. The potential concerns and risks include, but are not limited to, mortgage borrower’s ability to make monthly payments, lessees’ capacity to pay their rent, and the resulting impact on us to meet our obligations. Therefore, there can be no assurances that we will not need to take impairment charges in future quarters or experience further declines in revenues and net income, which could be material. For more information, refer to “Part II - Item 1A. Risk Factors” and “COVID-19 Update” in “Our Core Portfolio”, “Our Legacy, Non-Strategic Portfolio” and “Liquidity and Capital Resources” sections below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
Internal Controls
We are pleased to report that the state of health and well-being of the Manager’s employees is strong. Our Manager instituted a full remote work policy in early March that will be in effect through June 1, 2020, at the earliest.
Our internal control framework, which includes controls over financial reporting and disclosure, continues to operate effectively. Considering the COVID-19 pandemic, we have supplemented our framework by instituting certain entity level procedures and controls that ensure communication amongst our team that enhances our ability to prevent and detect material errors and/or omissions.

Results of Operations Summary
The following tables present our results of operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020			2019
	Core Portfolio	Legacy, Non-Strategic Portfolio	Total	Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Net interest income	$27,150	$706	$27,856	$18,336	$3,622	$21,958
Property and other income	30,632	31,290	61,922	30,064	33,247	63,311
Management fee expense	(6,516)	(1,430)	(7,946)	(9,086)	(2,272)	(11,358)
Property operating expense	(3,684)	(18,847)	(22,531)	(8,946)	(19,234)	(28,180)
Transaction, investment and servicing expense	(2,214)	(920)	(3,134)	(54)	(475)	(529)
Interest expense on real estate	(8,461)	(4,617)	(13,078)	(8,570)	(5,037)	(13,607)
Depreciation and amortization	(11,153)	(6,823)	(17,976)	(13,084)	(14,578)	(27,662)
Provision for loan losses	(31,499)	(38,433)	(69,932)	—	—	—
Impairment of operating real estate	—	(4,126)	(4,126)	—	—	—
Administrative expense	(4,131)	(2,907)	(7,038)	(3,638)	(3,015)	(6,653)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	(19,452)	—	(19,452)	1,029	—	1,029
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	—	—	48	—	48
Other gain (loss) on investments, net	(20,512)	350	(20,162)	(3,827)	(1,252)	(5,079)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(49,840)	(45,757)	(95,597)	2,272	(8,994)	(6,722)
Equity in earnings (loss) of unconsolidated ventures	14,074	3,093	17,167	18,368	2,942	21,310
Income tax benefit (expense)	(163)	(1,548)	(1,711)	1,988	(1,619)	369
Net income (loss)	$(35,929)	$(44,212)	$(80,141)	$22,628	$(7,671)	$14,957
See “Our Core Portfolio” and “Our Legacy, Non-Strategic Portfolio” sections for further discussion of our portfolio and results of operations.

Our Core Portfolio
As of March 31, 2020, our Core Portfolio, including our senior and mezzanine loans and preferred equity, CRE debt securities, net leased real estate and corporate segments, consisted of 110 investments representing approximately $4.2 billion in book value (excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 53 senior mortgage loans, mezzanine loans, preferred equity investments and other loans and had a weighted average cash coupon of 6.3% and a weighted average all-in unlevered yield of 7.5%. Our CRE debt securities portfolio had a weighted average cash coupon of 3.7%. Our net leased real estate consisted of approximately 13.1 million total square feet of space and total first quarter net operating income (“NOI”) of that portfolio was approximately $17.6 million.
As of March 31, 2020, our Core Portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at CLNC share)(2)	Net book value (Consolidated)(3)	Net book value (at CLNC share)(4)
Core Portfolio
Senior mortgage loans(5)	35	$2,281,164	$2,281,164	$663,979	$663,979
Mezzanine loans(5)	9	318,182	318,182	318,182	318,182
Preferred equity and other loans(5)(6)	9	267,783	267,783	267,783	267,783
CRE debt securities	51	270,175	270,175	72,783	72,783
Net leased real estate	6	1,059,563	1,045,596	326,212	321,123
Total/Weighted average Core Portfolio	110	$4,196,867	$4,182,900	$1,648,939	$1,643,850
________________________________________

(1)	Count for net leased real estate represents number of investments.

(2)	Book value at our share represents the proportionate book value based on ownership by asset as of March 31, 2020.

(3)	Net book value represents book value less any associated financing as of March 31, 2020.

(4)	Net book value at our share represents the proportionate book value based on asset ownership less any associated financing based on ownership as of March 31, 2020.

(5)	Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.

(6)	Preferred equity balances include $28.0 million of book value at our share attributable to related equity participation interests.
The following charts illustrate the diversification of our Core Portfolio (not including CRE Debt Securities) based on investment type, underlying property type, and geography, as of March 31, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Investment Type	Property Type

Preferred equity and other loan(3)(4)
7%
Mezzanine loans(2)
8%
Net lease real estate
27%
Senior mortgage loans(1)
58%

Geography

Southeast
7%
Other(4)
<1%
Southwest
7%
Midwest
9%
West
50%
Europe
12%
Northeast
15%

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

(2)	Mezzanine loans include other subordinated loans.

(3)	Preferred equity balances include $28.0 million of book value at our share attributable to related equity participation interests.

(4)	Other contains one corporate term loan secured by the borrower’s limited partnership interests in a fund.

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

5.
Impaired/Defaulted/Loss Likely—The loan is in default or a default is imminent, and has a high risk of a principal loss, or has incurred a principal loss. The underlying property performance is significantly worse than underwritten expectation and sponsor has failed to execute its business plan. The property has significant vacancy and current cash flow does not support debt service. Local market fundamentals have significantly deteriorated resulting in depressed comparable property valuations versus underwriting.

Our average risk ranking was impacted by the current and potential future effects of the COVID 19 pandemic. As mentioned above, management considers several risk factors when assigning our risk rating each quarter. Management believes that the impact of the COVID-19 pandemic adds significant risk to our portfolio which is represented in our current period loan risk rankings which yielded an average rating of 3.8, as a number of assets moved from average risk (3) to high risk (4) during the quarter.
Senior and Mezzanine Loans and Preferred Equity
Our senior and mezzanine loans and preferred equity consists of senior mortgage loans, mezzanine loans and preferred equity interests, some of which have equity participation interests.
33 senior and mezzanine loans and preferred equity interests totaling $1.7 billion in carrying value at our share in our Core Portfolio increased from a prior risk ranking of (3) to a risk ranking of (4). The following table provides a summary of our senior and mezzanine loans and preferred equity in our Core Portfolio based on our internal risk rankings as of March 31, 2020 (dollars in thousands):

		Carrying Value (at CLNC share)(1)
Risk Ranking	Count(1)	Senior mortgage loans(2)	Mezzanine loans	Preferred equity and other loans	Total	% of Core Portfolio
3	11	$696,279	$—	$—	$696,279	24.3%
4	37	1,585,066	159,671	235,730	1,980,467	69.1%
5	3	27,500	130,831	31,703	190,034	6.6%
	51	$2,308,845	$290,502	$267,433	$2,866,780	100.0%

Weighted average risk ranking						3.8
___________________________________

(1)	Count excludes two equity participations held in joint ventures with a combined carrying value (at CLNC share) of $0.3 million which were not assigned risk rankings.

(2)	Includes one mezzanine loan totaling $27.7 million where we are also the senior lender.
The following table provides asset level detail for senior and mezzanine loans and preferred equity included in our Core Portfolio as of March 31, 2020 (dollars in thousands):

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 2020/Q4 2019 Risk ranking(5)
Senior loans
Loan 1	Hotel	1/2/2018	San Jose, CA	$173,434	$173,485	Floating	4.3%	5.3%	1/9/2023	62%	4/3
Loan 2	Multifamily	6/21/2019	Milpitas, CA	172,905	175,567	Floating	3.1%	5.5%	7/9/2024	72%	3/3
Loan 3(6)	Other (Mixed-use)	10/17/2018	Dublin, Ireland	171,386	171,006	Fixed	8.0%	15.0%	12/31/2023	96%	4/3
Loan 4	Hotel	10/29/2018	San Diego, CA	136,520	142,661	Floating	4.8%	6.9%	10/9/2024	71%	4/4
Loan 5	Hotel	6/28/2018	Berkeley, CA	117,256	120,000	Floating	3.2%	5.2%	7/9/2025	66%	4/3
Loan 6	Industrial	9/19/2019	New York, NY	113,343	116,000	Floating	3.1%	5.8%	9/19/2024	76%	3/3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 2020/Q4 2019 Risk ranking(5)
Loan 7	Office	12/7/2018	Carlsbad, CA	110,876	113,384	Floating	3.7%	6.1%	12/9/2023	73%	3/3
Loan 8(6)	Multifamily	6/18/2019	Santa Clara, CA	98,181	99,905	Floating	4.4%	7.3%	6/18/2024	64%	4/3
Loan 9	Multifamily	4/11/2019	Various - U.S.	91,405	92,000	Floating	3.0%	5.9%	4/9/2024	65%	4/3
Loan 10	Office	5/31/2019	Stamford, CT	88,048	89,599	Floating	3.5%	5.8%	6/9/2025	71%	4/3
Loan 11	Hotel	6/25/2018	Englewood, CO	72,505	73,000	Floating	3.5%	5.3%	7/9/2023	69%	4/3
Loan 12	Office	6/27/2018	Burlingame, CA	73,159	73,250	Floating	2.8%	5.1%	7/9/2023	61%	3/3
Loan 13	Other (Mixed-use)	10/24/2019	Brooklyn, NY	66,126	69,032	Floating	3.4%	5.9%	11/9/2024	66%	4/3
Loan 14	Office	8/28/2018	San Jose, CA	65,594	65,753	Floating	2.5%	4.5%	8/28/2025	66%	3/3
Loan 15	Office	4/5/2019	Long Island City, NY	62,030	62,981	Floating	3.3%	5.8%	4/9/2024	58%	4/3
Loan 16	Office	5/29/2019	Long Island City, NY	60,173	62,104	Floating	3.5%	6.0%	6/9/2024	59%	4/3
Loan 17	Office	2/13/2019	Baltimore, MD	53,995	54,623	Floating	3.5%	6.2%	2/9/2024	74%	4/3
Loan 18	Office	7/12/2019	Washington, D.C.	49,930	50,486	Floating	2.8%	5.7%	8/9/2024	68%	4/3
Loan 19	Multifamily	7/1/2019	Phoenix, AZ	43,014	43,249	Floating	2.7%	5.0%	7/9/2024	76%	4/3
Loan 20	Multifamily	10/9/2018	Dupont, WA	40,296	40,500	Floating	3.3%	5.6%	11/9/2023	82%	3/3
Loan 21	Multifamily	2/8/2019	Las Vegas, NV	37,919	38,237	Floating	3.2%	5.9%	2/9/2024	71%	4/3
Loan 22	Multifamily	5/22/2018	Henderson, NV	37,642	37,700	Floating	3.3%	5.3%	6/9/2023	73%	4/3
Loan 23	Multifamily	4/26/2018	Oxnard, CA	35,614	36,500	Floating	5.2%	7.2%	5/9/2021	71%	4/3
Loan 24	Office	9/26/2019	Salt Lake City, UT	35,804	36,241	Floating	2.7%	5.0%	10/9/2024	72%	4/3
Loan 25	Multifamily	5/3/2019	North Phoenix, AZ	35,822	36,187	Floating	3.4%	5.6%	5/9/2024	81%	4/3
Loan 26	Office	6/16/2017	Miami, FL	33,576	33,241	Floating	4.9%	6.2%	7/9/2022	68%	3/3
Loan 27	Hotel	11/8/2013	Bloomington, MN	27,500	29,587	n/a(7)	n/a(7)	n/a(7)	1/9/2020	100%	5/4
Loan 28	Office	3/28/2019	San Jose, CA	29,552	29,741	Floating	3.0%	5.9%	4/9/2024	64%	4/3
Loan 29	Multifamily	1/11/2019	Tempe, AZ	26,275	26,342	Floating	2.9%	5.2%	2/9/2024	79%	4/3
Loan 30	Office	1/15/2019	Santa Barbara, CA	25,001	26,236	Floating	3.2%	5.7%	2/9/2024	80%	3/3
Loan 31	Office	9/16/2019	San Francisco, CA	22,526	22,841	Floating	3.4%	6.1%	10/9/2024	72%	3/3
Loan 32	Multifamily	12/21/2018	Phoenix, AZ	21,771	21,828	Floating	2.9%	5.2%	1/9/2023	73%	4/3
Loan 33	Office	8/27/2019	San Francisco, CA	20,252	20,507	Floating	2.8%	5.6%	9/9/2024	73%	3/3
Loan 34	Office	2/26/2019	Charlotte, NC	18,752	18,960	Floating	3.4%	6.0%	3/9/2024	56%	3/3
Loan 35	Multifamily	2/8/2019	Las Vegas, NV	12,982	13,084	Floating	3.2%	5.9%	2/9/2024	71%	4/3
Total/Weighted average senior loans				$2,281,164	$2,315,817			6.4%	3/15/2024	70%	3.7/3.1

Mezzanine loans
Loan 36(6)	Other (Mixed-use)	7/14/2017	Los Angeles, CA	$130,831	$136,461	Fixed	10.0%	13.0%	7/9/2022	55% – 81%	5/4
Loan 37(6)	Multifamily	12/26/2018	Santa Clarita, CA	49,240	52,159	Fixed	7.0%	13.8%	12/26/2024	56% – 84%	4/3
Loan 38(6)	Office	7/20/2018	Dublin, Ireland	36,668	34,424	Fixed	—%	12.5%	12/20/2021	45% – 68%	4/2
Loan 39	Hotel	9/23/2019	Berkeley, CA	27,680	28,773	Fixed	9.0%	11.5%	7/9/2025	66% – 81%	4/3
Loan 40	Other (Mixed-use)	3/19/2013	San Rafael, CA	18,735	18,743	n/a(7)	n/a(7)	n/a(7)	6/30/2020	32% – 86%	4/4
Loan 41	Multifamily	7/11/2019	Placentia, CA	21,310	22,612	Fixed	8.0%	13.3%	7/11/2024	51% - 84%	4/3
Loan 42	Hotel	1/9/2017	New York, NY	11,338	12,000	Floating	11.0%	12.3%	1/9/2022	63% – 76%	4/3
Loan 43	Multifamily	12/3/2019	Milpitas, CA	18,109	18,728	Fixed	8.0%	13.3%	12/3/2024	49% – 71%	4/3
Loan 44	Multifamily	7/30/2014	Various - TX	4,271	4,534	Fixed	9.5%	9.5%	8/11/2024	71% – 83%	4/3
Total/Weighted average mezzanine loans				$318,182	$328,434			12.1%	4/5/2023	54% – 78%	4.4/3.3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 2020/Q4 2019 Risk ranking(5)

Preferred equity & other loans
Loan 45	Industrial	9/1/2016	Various - U.S.	$100,560	$98,386	Fixed	14.1%	14.2%	9/2/2027	n/a	4/3
Loan 46	Office	5/8/2018	Various - N.Y.	78,351	99,190	Fixed	7.0%	12.0%	6/5/2027	n/a	4/4
Loan 47(6)	Other (Mixed-use)	7/14/2017	Los Angeles, CA	31,703	26,789	Fixed	10.0%	13.0%	7/9/2022	n/a	5/4
Loan 48(6)(8)	Industrial	9/1/2016	Various - U.S.	24,300	—	n/a	n/a	n/a	9/2/2027	n/a	4/3
Loan 49	Office	8/22/2018	Las Vegas, NV	17,101	17,711	Fixed	8.0%	15.5%	9/9/2023	n/a	4/3
Loan 50	Other	6/28/2019	Various - U.S.	11,769	12,731	Fixed	10.0%	15.3%	5/28/2024	n/a	4/3
Loan 51(8)	Office	7/20/2018	Dublin, Ireland	3,650	—	n/a	n/a	n/a	12/20/2021	n/a	4/2
Loan 52	Other	5/2/2019	Various - U.S.	333	—	n/a	n/a	n/a	n/a	n/a	n/a
Loan 53(8)	Hotel	10/24/2014	Austin, TX	16	—	Fixed	n/a	0.0%	n/a	n/a	n/a
Total/Weighted average preferred equity & other loans(9)				$267,783	$254,807			12.0%	5/6/2026	—	4.1/3.4

Total/Weighted average senior and mezzanine loans and preferred equity - Core Portfolio				$2,867,129	$2,899,058			7.5%	4/19/2024	—	3.8/3.1
_________________________________________

(1)	Represents carrying values at our share as of March 31, 2020.

(2)	Represents the stated coupon rate for loans; for floating rate loans, does not include USD 1-month London Interbank Offered Rate (“LIBOR”) which was 0.99% as of March 31, 2020.

(3)
In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of March 31, 2020 for weighted average calculations.

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

(5)
On a quarterly basis, the Company’s senior and mezzanine loans and preferred equity are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of March 31, 2020 and December 31, 2019, respectively.

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

(7)	Loans 27 and 40 are on non-accrual status as of March 31, 2020; as such, no income is being recognized.

(8)	Represents equity participation interests related to senior loans, mezzanine loans and/or preferred equity investments.

(9)	Weighted average calculation for preferred equity and other loans excludes equity participation interests.

The following table details the types of properties securing our senior and mezzanine loans and preferred equity included in our Core Portfolio and geographic distribution as of March 31, 2020 (dollars in thousands):

	Book value (at CLNC share)
Collateral property type	Senior mortgage loans	Mezzanine loans and preferred equity (1)	Total	% of Total
Office	$749,268	$135,770	$885,038	31.0%
Multifamily	653,836	92,939	746,775	26.0%
Hotel	527,207	39,042	566,249	19.7%
Industrial	113,343	124,860	238,203	8.3%
Other(2)	237,510	193,354	430,864	15.0%
Total	$2,281,164	$585,965	$2,867,129	100.0%

	Book value (at CLNC share)
Region	Senior mortgage loans	Mezzanine loans and preferred equity (1)	Total	% of Total
US West	$1,282,213	$351,354	$1,633,567	57.0%
US Northeast	493,645	94,334	587,979	20.5%
US Southwest	254,092	16,582	270,674	9.4%
US Southeast	52,328	31,086	83,414	2.9%
US Midwest	27,500	40,194	67,694	2.4%
Europe	171,386	40,317	211,703	7.4%
US Other(3)	—	12,098	12,098	0.4%
Total	$2,281,164	$585,965	$2,867,129	100.0%
_________________________________________

(1)
Mezzanine loans and preferred equity also contains one corporate term loan secured by the borrower’s limited partnership interests in a fund and a preferred equity investment in a loan origination platform.

(2)
Other includes commercial and residential development and predevelopment assets, one corporate term loan secured by the borrower’s limited partnership interests in a fund, and a preferred equity investment in a loan origination platform.

(3)	US Other contains one corporate term loan secured by the borrower’s limited partnership interests in a fund and a preferred equity investment in a loan origination platform.
The following charts illustrate the diversification of our senior and mezzanine loans and preferred equity included in our Core Portfolio based on interest rate category, property type, and geography as of March 31, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Interest Rate Category	Property Type

Geography

Midwest
3%
Southeast
3%
Other(2)
<1%
Europe
7%
Southwest
9%
West
57%
Northeast
21%

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
COVID-19 Update
We collected 99.0% of April interest payments on our Core Portfolio. Most of our borrowers paid on time utilizing cash from operations, while some utilized interest and other reserves. See table below (dollars in thousands):

	Carrying Values at March 31, 2020
Collateral property type	April Interest - Paid(1)	April Interest - Utilized Reserves(2)	April Interest - Delinquent	Total	Count(3)	Average Risk Ranking
Hotel	$100,185	$438,548	$27,500	$566,233	7	4.1
Industrial	238,203	—	—	238,203	3	3.5
Multifamily	746,775	—	—	746,775	16	3.7
Office	885,038	—	—	885,038	19	3.6
Other(4)	430,531	—	—	430,531	6	3.8
Total	$2,400,732	$438,548	$27,500	$2,866,780	51	3.8

% of Total	83.7%	15.3%	1.0%	100.0%

	Carrying Values at March 31, 2020
Senior loans, mezzanine loans and preferred equity	April Interest - Paid(1)	April Interest - Utilized Reserves(2)	April Interest - Delinquent	Total	Count(3)	Average Risk Ranking
Senior mortgage loans(5)	$1,854,135	$427,210	$27,500	$2,308,845	36	3.7
Mezzanine loans	279,164	11,338	—	290,502	8	4.5
Preferred equity and other loans	267,433	—	—	267,433	7	4.1
Total	$2,400,732	$438,548	$27,500	$2,866,780	51	3.8

% of Total	83.7%	15.3%	1.0%	100.0%
_________________________________________

(1)
Includes three multifamily senior loans with a total carrying value of $164.7 million in which the borrower needed to contribute cash to satisfy the April 2020 debt service due to net operating income shortfalls of the property.

(2)	Includes one hospitality senior loan with a carrying value of $117.3 million in which the company made a property protection advance for April 2020 debt service.

(3)	Count excludes two equity participations held in joint ventures with a combined carrying value (at CLNC share) of $0.3 million which were not assigned risk rankings.

(4)
Other includes five loans totaling $418.7 million secured by commercial and residential development and predevelopment properties and one $11.8 million corporate term loan secured by the borrower’s limited partnership interests in a fund.

(5)	Includes one mezzanine loan totaling $27.7 million where we are also the senior lender.

We expect borrowers will experience difficulty to make their loan payments over the next several quarters. We are particularly concerned with and focused on loans collateralized by hotels as well as mezzanine loans and preferred equity investments that are subordinate to senior loans provided by other lenders. Failure of our borrowers to meet their loan obligations will not only impact our financial results but may also trigger repayments under our bank credit and master repurchase facilities. Our asset management team is having discussions with borrowers to remain informed on a reasonably current basis, seek to identify issues and address potential value preserving solutions, which may include a loan modification. For the three months ended March 31, 2020, we recorded a specific provision for loan loss of $2.3 million on a loan secured by a hotel with an unpaid principal balance of $29.8 million. This loan was placed on non-accrual status during 2019 and is the only loan in our Core Portfolio that was delinquent in April. We believe that it is too early to predict and quantify the full impact of principal loss, however if the current economic climate persists there is a potential for further losses or permanent impairment in future quarters.
Los Angeles Construction Loan and Preferred Equity Investment
We hold a $189.0 million commitment in a mezzanine loan and preferred equity investment in a development project in Los Angeles County which includes a hospitality and retail renovation and a new condominium tower construction. (the “Mixed-use Project”).
Our investment interests are held through a joint venture (the “Mezzanine Lender”) with affiliates of our Manager. The Mezzanine Lender maintains total commitments to the mezzanine loan and preferred equity investment of approximately $513.2 million of which our commitment is $189.0 million.
In April 2020, the senior mortgage lender notified the borrower developer that the Mixed-use Project loan funding is out of balance, due to cost overruns from certain hard and soft costs and senior loan interest reserve shortfalls projected through completion. On April 30, 2020, the Mezzanine Lender made a protective advance to the senior mortgage lender of $34.7 million, of which our share was $12.9 million. In addition, we may fund approximately $2.5 million, representing our ratable share among other funding joint venture participants, of an approximate $5.1 million shortfall to the protective advance as a result of the single investor non-funding event. We have a remaining unfunded commitment of $32.2 million, which is composed of $16.3 million of cash and the remaining to be funded from an interest reserve. It is anticipated that these current overruns may be further compounded by the impact of COVID-19, with actual and potential construction delays or other factors. Furthermore, once stages of the project are completed, diminished hotel and conference facility demand and slower pace of condominium sales could result in negative carry costs. As such, the borrower may require significant additional capital to complete and operate the Mixed-use Project.
The borrower, the senior mortgage lender and the Mezzanine Lender are in active dialogue regarding future funding requirements to complete the Mixed-use Project. The senior mortgage lender and Mezzanine Lender parties are considering options that include sourcing additional capital commitments from outside investors.
We believe it is possible that all or a part of the Mezzanine Lender’s interest is sold, and/or that additional commitments, if any, are obtained at a greater cost of capital and/or senior to the Mezzanine Lender’s investment interest. Consequently, the liquidity shortfall combined with uncertain market conditions as a result of COVID-19, may have a negative impact on the Mezzanine Lender’s investment interest and may result in an investment loss. (See Loans 36 and 47 in the table above). If additional funding sources are not available and/or the borrower is unable to fund current and future deficiencies, the Mezzanine Lender may be required to fund ongoing shortfalls. If the Mezzanine Lender determines it is unable or unwilling to fund beyond its remaining commitment it could result in a default under the senior mortgage loan and a foreclosure on all interests subordinate to the senior mortgage loan including the Mezzanine Lender and our investment.
Dublin, Ireland Senior Predevelopment Loan
We hold a $171.5 million co-lender interest (61%) in a senior mortgage loan in the amount of $266.5 million. The senior mortgage loan is also held by private investment vehicles managed by Colony Capital. The senior mortgage is Euro denominated and is for a fully entitled land acquisition for a mixed-use development project in Dublin, Ireland (Project Dockland).
As a result of delays in the Irish government zoning authorities providing updated guidelines and a framework for waterfront development, the borrower had to pause the submission of its final development application. Consequently, Project Dockland is six to nine months behind schedule. The effects of this delay may be further exacerbated by the COVID-19 impact on construction schedules and the ability of the borrower to obtain a senior secured development construction facility. COVID-19 may also negatively impact future demands for office and residential space. We and our senior mortgage co-lenders are in discussions with the borrower to address these uncertainties.
Accordingly, project delays combined with uncertain market conditions as a result of COVID-19, may have a negative impact on the senior lender’s investment interest and may result in a future valuation impairment or investment loss. (See Loan 3 in the table).
Refer to “COVID-19 Update” in “Liquidity and Capital Resources” below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.

Payment-In-Kind (“PIK”) Interest Income
We have debt investments in our portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. During the first quarter of 2020 we recorded $8.4 million of total PIK interest. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the borrower to be able to pay all principal and interest due.
CRE Debt Securities
The following table presents an overview of our CRE debt securities in our Core Portfolio as of March 31, 2020 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category(2)	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
Investment grade rated (BBB)	39	$158,711	3.2%	6.4%	6.3	BBB-
Non-investment grade rated (BB)	4	20,861	3.3%	12.1%	4.9	BB | B
“B-pieces” of CMBS securitization pools	8	90,603	4.6%	10.1%	5.6	—
Total/Weighted Average	51	$270,175	3.7%	8.1%	6.0	—
_________________________________________

(1)	Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.

(2)	As of March 31, 2020, all CRE debt securities consisted of CMBS.
COVID-19 Update
Consistent with the overall market, our CRE debt securities (CMBS), which we mark-to-market, lost significant value for the three months ended March 31, 2020. We expect continued challenges to CRE debt security values, with possible permanent losses resulting from delinquencies and potential defaults in underlying loans, in particular, with respect to loans secured by hotel and retail properties. Further losses not only impact our financial results but may also trigger further repayments under our CMBS master repurchase facilities.
Refer to “COVID-19 Update” in “Liquidity and Capital Resources” below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
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
As of March 31, 2020, $1.0 billion, or 25.0% of our assets were invested in net leased real estate properties included in our Core Portfolio and these properties were 97.6% occupied. The following table presents our net leased real estate investments included in our Core Portfolio as of March 31, 2020 (dollars in thousands):

	Count	Carrying Value(1)	NOI/EBITDA for the three months ended March 31, 2020 (2)
Net leased real estate	6	$1,045,596	$17,577
Total/Weighted average net leased real estate - Core Portfolio	6	$1,045,596	$17,577
________________________________________

(1)	Represents carrying values at our share as of March 31, 2020; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.

(2)
Net operating income is defined as property operating income excluding above/below market lease amortization less property operating expense. EBITDA is defined as net property operating income excluding interest, tax expense, depreciation and amortization. Please refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI/EBITDA.

The following table provides asset-level detail of our net leased real estate included in our Core Portfolio as of March 31, 2020:

	Collateral type	City, State	Number of Properties	Number of Buildings	Rentable square feet (“RSF”) / units/keys	Weighted average % leased(1)	Weighted average lease term (yrs)(2)
Net leased real estate
Net lease 1	Industrial	Various - U.S.	22	22	6,697,304 RSF	88%	4.7
Net lease 2	Office	Stavenger, Norway	1	26	1,290,926 RSF	100%	10.2
Net lease 3	Industrial	Various - U.S.	2	2	2,787,343 RSF	100%	18.3
Net lease 4	Industrial	Various - OH	23	23	1,834,422 RSF	99%	3.6
Net lease 5	Office	Aurora, CO	1	1	183,529 RSF	100%	2.7
Net lease 6	Office	Indianapolis, IN	1	1	338,000 RSF	100%	5.8
Total/Weighted average net leased real estate			50	75	13,131,524 RSF	96%	9.5
________________________________________

(1)	Represents the percent leased as of March 31, 2020. Weighted average calculation based on carrying value at our share as of March 31, 2020.

(2)
Based on in-place leases (defined as occupied and paying leases) as of March 31, 2020 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of March 31, 2020.

The following charts illustrate the concentration of our net leased real estate portfolio included in Core Portfolio based on property type and geography as of March 31, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

COVID-19 Update
We collected 94.8% of total April rents from our net leased real estate portfolio, with unpaid rents of approximately $0.4 million. We met all April mortgage obligations securing the properties within our net lease real estate portfolio. We believe these properties will continue to perform but caution that COVID-19 events could result in lease modifications, impairment and the inability to make our mortgage payments, all which could result in defaults under our mortgage obligations or trigger repayments under our bank credit facility.
During March 2020 we unwound our NOK FX Future contracts related to Net Lease 2 (Stavenger, Norway). Subsequently, likely due to weak demand and storage shortages for oil, the NOK experienced a depreciation versus the U.S. dollar.
Refer to “COVID-19 Update” in “Liquidity and Capital Resources” below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.

Results of Operations - Core Portfolio
The following table summarizes our Core Portfolio results of operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	%
Net interest income
Interest income	$44,400	$32,998	$11,402	34.6%
Interest expense	(19,746)	(17,503)	(2,243)	12.8%
Interest income on mortgage loans held in securitization trusts	20,555	38,476	(17,921)	(46.6)%
Interest expense on mortgage obligations issued by securitization trusts	(18,059)	(35,635)	17,576	(49.3)%
Net interest income	27,150	18,336	8,814	48.1%

Property and other income
Property operating income	21,512	29,903	(8,391)	(28.1)%
Other income	9,120	161	8,959	n.m.
Total property and other income	30,632	30,064	568	1.9%

Expenses
Management fee expense	6,516	9,086	(2,570)	(28.3)%
Property operating expense	3,684	8,946	(5,262)	(58.8)%
Transaction, investment and servicing expense	2,214	54	2,160	n.m.
Interest expense on real estate	8,461	8,570	(109)	(1.3)%
Depreciation and amortization	11,153	13,084	(1,931)	(14.8)%
Provision for loan losses	31,499	—	31,499	n.m.
Administrative expense	4,131	3,638	493	13.6%
Total expenses	67,658	43,378	24,280	56.0%

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(19,452)	1,029	(20,481)	n.m.
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	48	(48)	n.m.
Other loss, net	(20,512)	(3,827)	(16,685)	n.m.
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(49,840)	2,272	(52,112)	n.m.
Equity in earnings of unconsolidated ventures	14,074	18,368	(4,294)	(23.4)%
Income tax benefit (expense)	(163)	1,988	(2,151)	n.m.
Net income	$(35,929)	$22,628	$(58,557)	n.m.
Comparison of Core Portfolio for Three Months Ended March 31, 2020 and 2019
Net Interest Income
Interest income
Interest income increased by $11.4 million to $44.4 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was primarily due to a $17.9 million increase from originations, acquisitions and refinancings of loans in 2019 and 2020. This was partially offset by a decrease of $5.7 million related to the repayment of loan investments.
Interest expense
Interest expense increased by $2.2 million to $19.7 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was primarily due to a $5.0 million increase from originations, acquisitions and refinancings of loans in 2019 and 2020 and a $3.1 million increase related to the Company executing a securitization transaction collateralized by a pool of 21 senior loans. This was partially offset by $4.1 million decrease resulting from the repayment of securitization bonds payable and loan investments.

Interest income on mortgage loans and obligations held in securitization trusts, net
Interest income on mortgage loans and obligations held in securitization trusts, net decreased by $0.3 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to the sale and deconsolidation of a retained investment in the subordinate tranches of one securitization trust in the third quarter of 2019.
Property and other income
Property operating income
Property operating income decreased by $8.4 million to $21.5 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease was primarily due to a $6.9 million reduction in operating income due to the sale of a hotel in the fourth quarter of 2019 and $1.1 million in lease expirations.
Other income
Other income increased by $9.0 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to unwinding of certain NOK FX forward contracts in the first quarter.
Expenses
Management fee expense
Management fee expense decreased by $2.6 million to $6.5 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of March 31, 2020 compared to March 31, 2019. The reduction in stockholders’ equity is primarily due to a fourth quarter 2019 amendment to our definition of core earnings in the Management Agreement.
Property operating expense
Property operating expense decreased by $5.3 million to $3.7 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease resulted from the sale of a hotel during the fourth quarter of 2019.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $2.2 million to $2.2 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to $0.9 million in legal costs incurred associated with exploring the internalization of the management of the company and other value-enhancing opportunities and a $0.8 million decrease in tax refunds received.
Interest expense on real estate
Interest expense on real estate decreased by $0.1 million to $8.5 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.
Depreciation and amortization
Depreciation and amortization expense decreased by $1.9 million to $11.2 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This was primarily due to a $0.9 million decrease resulting from the sale of a hotel during the fourth quarter of 2019 and a $0.8 million decrease due to fully depreciated assets during the quarter.
Provision for loan losses
Provision for loan losses increased by $31.5 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The was primarily due to the Company recording $29.2 million in CECL reserves in accordance with ASU No. 2016-13, Financial Instruments-Credit Losses.
Administrative expense
Administrative expense increased by $0.5 million to $4.1 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was primarily due to higher audit fees and higher indirect costs reimbursed to our Manager.

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the three months ended March 31, 2020 and 2019, we recorded an unrealized loss of $19.5 million on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts acquired in the Combination.
Other loss, net
Other loss, net increased by $16.7 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease was primarily due to a $12.3 million unrealized loss on non-designated interest rate swap contracts entered into in 2018 and a $4.3 million unrealized loss on non-designated foreign exchange contracts entered into during 2018.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures decreased by $4.3 million to $14.1 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This was primarily due to a decrease of $3.2 million related to the repayment of equity method investments and a $0.7 million decrease related to one equity method investment backed by a mezzanine loan that was placed on non-accrual status
Income tax benefit (expense)
Income tax benefit decreased by $2.2 million to an income tax expense of $0.2 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to a $2.7 million reduction in the deferred income tax benefit on one of our net lease portfolios acquired in 2018, partially offset by a $0.4 million decrease to income tax provision on a hotel acquired through the legal foreclosure process in the third quarter of 2018, and subsequently sold in December 2019.
Our Legacy, Non-Strategic Portfolio
As of March 31, 2020, our Legacy, Non-Strategic Portfolio consisted of 51 investments representing approximately $583.0 million in book value (excluding cash, cash equivalents and certain other assets). Our loan portfolio consisted of four senior mortgage loans, six mezzanine loans and one preferred equity investment and had a weighted average cash coupon of 0.6% and a weighted average all-in unlevered yield of 1.1%. Our owned real estate portfolio (including net leased and other real estate) consisted of approximately 4.3 million total square feet of space and the total first quarter NOI of that portfolio was approximately $8.8 million (based on leases in place as of March 31, 2020).
As of March 31, 2020, our Legacy, Non-Strategic Portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at CLNC share)(2)	Net book value (Consolidated)(3)	Net book value (at CLNC share)(4)
Legacy, Non-Strategic Portfolio
Senior mortgage loans(5)	4	$28,139	$28,139	$12,314	$12,314
Mezzanine loans(5)	6	62,909	62,863	62,909	62,863
Preferred equity(5)	1	687	687	687	687
Net leased real estate	6	59,375	59,375	4,049	4,049
Other real estate	30	423,153	375,320	124,612	112,221
Private equity interests	4	8,764	8,764	8,764	8,764
Total/Weighted average Legacy, Non-Strategic Portfolio	51	$583,027	$535,148	$213,335	$200,898
________________________________________

(1)	Count for net leased and other real estate represents number of investments.

(2)	Book value at our share represents the proportionate book value based on ownership by asset as of March 31, 2020.

(3)	Net book value represents book value less any associated financing as of March 31, 2020.

(4)	Net book value at our share represents the proportionate book value based on asset ownership less any associated financing based on ownership as of March 31, 2020.

(5)	Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.

The following charts illustrate the diversification of our Legacy, Non-Strategic Portfolio (not including private equity interests) based on investment type, underlying property type, and geography, as of March 31, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Investment Type	Property Type

Senior mortgage loans(2) 5%
Preferred equity <1%
Net lease real estate 11%
Mezzanine loans(1) 12%
Other real estate 71%

Hotel
5%
Retail
11%
Other(3)
13%
Office
49%
Multifamily
22%

Geography

_________________________________________

(1)	Mezzanine loans include other subordinated loans.

(2)
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
The following table provides a summary of senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio as of March 31, 2020 (dollars in thousands):

				Weighted Average(1)
	Count	Book value (at CLNC share)(2)	Principal balance (2)	Cash coupon(3)	Unlevered all-in yield(4)	Remaining Term(5)	Extended Remaining Term(6)
Senior loans	4	$28,139	$181,578	0.9%	3.5%	0.1	0.1
Mezzanine loans	6	62,863	196,063	0.3%	—%	0.5	1.4
Preferred equity	1	687	—	—	—	—	—
Total/Weighted average senior and mezzanine loans and preferred equity - Legacy, Non-Strategic Portfolio	11	$91,689	$377,641	0.6%	1.1%	0.4	1.0
_________________________________________

(1)	Weighted average metrics weighted by book value at our share, except for cash coupon which is weighted by principal balance at our share.

(2)	Book value and principal balance at our share represents the proportionate value based on ownership by asset as of March 31, 2020.

(3)	Represents the stated coupon rate for loans; for floating rate loans, assumes USD 1-month LIBOR which was 0.99% as of March 31, 2020.

(4)
In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of March 31, 2020 for weighted average calculations.

(5)	Represents the remaining term based on the current contractual maturity date of loans.

(6)	Represents the remaining term based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.
The following table details senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio by fixed or floating rate as of March 31, 2020 (dollars in thousands):

				Weighted Average(1)
	Number of loans	Book value (at CLNC share)(2)	Principal balance(2)	Spread to LIBOR	All-in unlevered yield(3)	Remaining term(4)	Extended remaining term(5)
Floating rate loans	4	$16,625	$167,904	1.1%	5.9%	0.1	0.1
Fixed rate loans(6)	7	75,064	209,737	—	—%	0.4	1.2
Total/ Weighted average	11	$91,689	$377,641	—	1.1%	0.4	1.0
_________________________________________

(1)
Weighted average metrics weighted by book value at our share, except for spread to LIBOR, which is weighted by principal balance value at our share. Book and principal balances at share exclude a de minimis amount of noncontrolling interest. See the table located above in “Our Portfolio” for further information.

(2)	Book value and principal balance at our share represents the proportionate value based on ownership by asset as of March 31, 2020.

(3)
In addition to cash coupon, all-in unlevered yield includes the amortization of deferred origination fees, purchase price premium and discount, loan origination costs and accrual of both extension and exit fees. For weighted average calculations, all-in yield for the loan portfolio assumes the USD 1-month LIBOR as of March 31, 2020, which was 0.99%.

(4)	Represents the remaining term in years based on the original maturity date or current extension maturity date of loans.

(5)	Represents the remaining term in years based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.

(6)	Includes one preferred equity investment.
The following table details the types of properties securing senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio and geographic distribution as of March 31, 2020 (dollars in thousands):

Collateral property type	Book value	% of total
Other(1)	$70,532	76.9%
Retail	21,157	23.1%
Total	$91,689	100.0%

Region	Book value	% of total
West	$87,157	95.1%
Northeast	4,021	4.4%
Midwest	500	0.5%
Southeast	11	—%
Total	$91,689	100.0%
_________________________________________

(1)	Other includes commercial and residential development and predevelopment assets.
The following charts illustrate the diversification of senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio based on interest rate category, property type, and geography as of March 31, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Interest Rate Category	Property Type

Geography

_________________________________________

(1)	Other includes commercial and residential development and predevelopment assets.
In March 2018, the borrower on our four NY hospitality loans in our Legacy, Non-Strategic Portfolio failed to make all required interest payments and the loans were placed on nonaccrual status. These four loans are secured by the same collateral. During 2018, we recorded $53.8 million of provision for loan losses to reflect the estimated value to be recovered from the borrower following a sale. During 2019, we recorded an additional provision for loan loss of $154.3 million based on significant deterioration in the NY hospitality market, feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale. During the three months ended March 31, 2020 the significant detrimental impact of COVID-19 on the U.S. hospitality industry further contributed to the deterioration of our four NY hospitality loans and as such we recorded an additional provision for loan losses of $36.8 million. On April 22, 2020, we completed a discounted payoff of the NY hospitality loans and related investment interests.
Within our Legacy, Non-Strategic Portfolio, we have certain other loans secured by regional malls, that we have been closely monitoring, as follows:

•
We placed one loan secured by a regional mall (“Midwest Regional Mall”) on non-accrual status during 2019 as collectability of the principal was uncertain; as such, interest collected is recognized using the cost recovery method by applying interest collected as a reduction to loan carrying value. We recorded $10.6 million of impairment related to Midwest Regional Mall during 2019. Additionally, this loan was transferred to held for sale during 2019 and remains held for sale as of March 31, 2020.

•
During 2018, we recorded $8.8 million of provision for loan losses on one loan secured by a regional mall (“Northeast Regional Mall B”) to reflect the estimated fair value of the collateral. During 2019, we recognized additional provision for loan losses of $10.5 million on Northeast Regional Mall B. The additional provisions were based on then-current and prospective leasing activity to reflect the estimated fair value of the collateral. During the three months ended March 31, 2020, the Northeast Regional Mall was sold. We received $9.2 million in gross proceeds and recognized a gain of $1.8 million.

•
Also, during 2019, we separately recognized provision for loan losses of $18.5 million on two loans secured by one regional mall (“West Regional Mall”) to reflect the estimated fair value of the collateral. Subsequent to March 31, 2020, the West Regional Mall loan was sold. We received $23.5 million in gross proceeds and will recognize a gain of $6.8 million.

•
Furthermore, during 2019, we recognized a $26.7 million provision for loan losses on three loans to two separate borrowers (“South Regional Mall A” and “South Regional Mall B”) to reflect the estimated fair value of the collateral. During the three months ended March 31, 2020, we accepted a discounted payoff of South Regional Mall A. We received $22.0 million in gross proceeds and recognized a loss of $1.6 million. Additionally, during the three months ended March 31, 2020 South Regional Mall B was sold. We received $13.5 million in gross proceeds and recognized a gain of $8.7 million.

Impairment of Loans and Preferred Equity Held in Joint Ventures
During the year ended December 31, 2019, we recognized our proportionate share of impairment loss totaling $14.7 million on one senior loan secured by a regional mall (“Southeast Regional Mall”) of which we owned 50.0% of the joint venture. Southeast Regional Mall was included in our Legacy, Non-Strategic Portfolio prior to its sale during the three months ended March 31, 2020. We received $13.4 million in gross sales proceeds and recognized a gain of $1.6 million.

COVID-19 Update
During the three months ended March 31, 2020 and through May 7, 2020, we sold 12 loans generating gross proceeds of $104.7 million. Our four remaining loans are on non-accrual, of which three have paid April interest and one is in forbearance. We have reviewed the remaining loans in our Legacy, Non-Strategic portfolio, and believe that it is too early to predict and quantify the full impact of principal loss. However, further losses or permanent impairment in future quarters are possible.
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
As of March 31, 2020, $434.7 million, or 81.2%, of our Legacy, Non-Strategic Portfolio was invested in owned real estate and was 89.0% occupied. The following table provides a summary of net leased and other real estate included in our Legacy, Non-Strategic Portfolio as of March 31, 2020 (dollars in thousands):

	Count	Carrying Value(1)	NOI/EBITDA for the three months ended March 31, 2020(2)
Net leased real estate	6	$59,375	$1,810
Other real estate	30	375,320	6,942
Total/Weighted average owned real estate - Legacy, Non-Strategic Portfolio	36	$434,695	$8,752
________________________________________

(1)	Represents carrying values at our share as of March 31, 2020; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.

(2)
Excludes NOI/EBITDA of $2.2 million that relates to five properties that sold during the first quarter. Please refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI/EBITDA.

The following table provides asset-level details of our net leased and other real estate included in our Legacy, Non-Strategic Portfolio as of March 31, 2020:

	Collateral type	City, State	Number of properties	Number of buildings	RSF / units/keys	Weighted average % leased(1)	Weighted average lease term (yrs)(2)
Net leased real estate
Net lease 1	Retail	Various - U.S.	7	7	319,600 RSF	100%	4.0
Net lease 2	Office	Columbus, OH	1	1	199,122 RSF	52%	6.7
Net lease 3	Office	Rockaway, NJ	1	1	121,038 RSF	100%	2.8
Net lease 4	Retail	Keene, NH	1	1	45,471 RSF	100%	8.8
Net lease 5	Retail	Fort Wayne, IN	1	1	50,000 RSF	100%	4.4
Net lease 6	Retail	South Portland, ME	1	1	52,900 RSF	100%	3.5
Total/Weighted average net leased real estate			12	12	788,131 RSF	87%	4.9

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	7	847,604 RSF	93%	4.3
Other real estate 2	Office	Warrendale, PA	5	5	496,414 RSF	100%	4.9
Other real estate 3	Multifamily	New Orleans, LA	1	1	375 Units	92%	n/a
Other real estate 4	Hotel	Coraopolis, PA	1	1	318 Keys	n/a	n/a
Other real estate 5	Multifamily	Kalamazoo, MI	1	24	584 Units	95%	n/a
Other real estate 6	Multifamily	Cayce, SC	1	1	466 Units	81%	n/a
Other real estate 7	Multifamily	Central, SC	1	10	469 Units	98%	n/a
Other real estate 8	Office	Omaha, NE	1	1	404,865 RSF	67%	1.1
Other real estate 9	Office	Greensboro, NC	1	1	129,717 RSF	88%	2.3
Other real estate 10	Multifamily	Gillette, WY	1	6	139 Units	88%	n/a
Other real estate 11	Office	Greensboro, NC	1	1	86,321 RSF	85%	1.4
Other real estate 12	Office	Winston Salem, NC	1	1	140,132 RSF	43%	1.2
Other real estate 13	Office	Bath, ME	1	1	37,623 RSF	100%	0.8
Other real estate 14	Office	Topeka, KS	1	1	194,989 RSF	71%	3.1
Other real estate 15	Retail	Anchorage, AK	1	1	343,995 RSF	65%	1.0
Other real estate 16	Office	Greensboro, NC	1	2	58,978 RSF	22%	0.6
Other real estate 17	Retail	West Columbia, SC	1	1	52,375 RSF	58%	0.8
Other real estate 18	Office	Greensboro, NC	1	1	48,042 RSF	31%	0.3
Other real estate 19	Office	Greensboro, NC	1	1	47,690 RSF	67%	0.8
Other real estate 20	Office	Greensboro, NC	1	1	47,211 RSF	10%	—
Other real estate 21	Office	Greensboro, NC	1	4	42,123 RSF	51%	0.5
Other real estate 22	Office	Anchorage, AK	1	5	11,475 RSF	100%	1.3
Other real estate 23	Office	Greensboro, NC	1	1	34,060 RSF	40%	0.3
Other real estate 24	Office	Greensboro, NC	1	1	34,903 RSF	46%	0.6
Other real estate 25	Office	Greensboro, NC	1	1	26,563 RSF	55%	0.2
Other real estate 26	Multifamily	Evansville, WY	1	1	191 Units	41%	n/a
Other real estate 27	Office	Greensboro, NC	1	1	32,905 RSF	100%	6.0
Other real estate 28	Office	Greensboro, NC	1	1	35,224 RSF	44%	0.3
Other real estate 29	Office	Greensboro, NC	1	1	23,145 RSF	63%	1.0
Other real estate 30	Office	Topeka, KS	1	1	194,989 RSF	71%	3.1
Total/Weighted average other real estate			40	85	n/a	83%	2.4

Total/Weighted average owned real estate - Legacy, Non-Strategic Portfolio			52	97
________________________________________

(1)	Represents the percent leased as of March 31, 2020. Weighted average calculation based on carrying value at our share as of March 31, 2020.

(2)
Based on in-place leases (defined as occupied and paying leases) as of March 31, 2020 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of March 31, 2020.

The following charts illustrate the concentration of our net leased real estate included in our Legacy, Non-Strategic Portfolio based on property type and geography as of March 31, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

The following charts illustrate the diversification of our other real estate included in our Legacy, Non-Strategic Portfolio based on property type and geography as of March 31, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

COVID-19 Update
We collected 79.9% of total April rents across our Legacy, Non-Strategic Portfolio. In particular, nine properties net leased to a national retail chain, representing $0.5 million, did not pay April rent. Tenants that did not pay April rent were primarily retail related businesses. The carrying value at our share for those properties is $32.0 million. We reviewed our Legacy, Non-Strategic owned real estate portfolio and our asset management team is in active discussions with all lessees to remediate the delinquent rents and determine the long-term implications. See table below:

(Dollars in thousands)	April 2020 Rent
	Billed	Collected	% Collected
Office	$4,099	$3,690	90.0%
Student Housing	804	613	76.2%
Multifamily	696	650	93.4%
Retail	653	54	8.3%
Industrial	11	—	—%
Hotel	—	—	n/a
	$6,263	$5,007	79.9%
We met all of our April mortgage obligations securing the properties within our Legacy, Non-Strategic portfolio. We caution that known and unknown COVID-19 events could result in lease modifications, impairment and the inability to make our mortgage payments, all which could result in default under our mortgage obligations.

Refer to “COVID-19 Update” in “Liquidity and Capital Resources”, respectively, below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
Results of Operations - Legacy, Non-Strategic Portfolio
The following table summarizes our Legacy, Non-Strategic Portfolio results of operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease
	2020	2019	Amount	%
Net interest income
Interest income	$1,704	$5,411	$(3,707)	(68.5)%
Interest expense	(998)	(1,789)	791	(44.2)%
Net interest income	706	3,622	(2,916)	(80.5)%

Property and other income
Property operating income	31,001	33,231	(2,230)	(6.7)%
Other income	289	16	273	n.m.
Total property and other income	31,290	33,247	(1,957)	(5.9)%

Expenses
Management fee expense	1,430	2,272	(842)	(37.1)%
Property operating expense	18,847	19,234	(387)	(2.0)%
Transaction, investment and servicing expense	920	475	445	93.7%
Interest expense on real estate	4,617	5,037	(420)	(8.3)%
Depreciation and amortization	6,823	14,578	(7,755)	(53.2)%
Provision for loan losses	38,433	—	38,433	n.m.
Impairment of operating real estate	4,126	—	4,126	n.m.
Administrative expense	2,907	3,015	(108)	(3.6)%
Total expenses	78,103	44,611	33,492	75.1%

Other income
Other gain (loss), net	350	(1,252)	1,602	n.m.
Loss before equity in earnings of unconsolidated ventures and income taxes	(45,757)	(8,994)	(36,763)	n.m.
Equity in earnings of unconsolidated ventures	3,093	2,942	151	5.1%
Income tax expense	(1,548)	(1,619)	71	(4.4)%
Net income (loss)	$(44,212)	$(7,671)	$(36,541)	n.m.
Comparison of Legacy, Non-Strategic Portfolio for Three Months Ended March 31, 2020 and 2019
Net Interest Income
Interest income
Interest income decreased by $3.7 million to $1.7 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This decrease was primarily due to $1.4 million related to the sale and repayment of loan investments, $0.9 million related to the sale of one foreclosed loan investment and $0.4 million due to placing one retail loan on nonaccrual status.
Interest expense
Interest expense decreased by $0.8 million to $1.0 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease was primarily due to a $1.0 million decrease related to borrowings on the revolving credit facility.

Property and other income
Property operating income
Property operating income decreased by $2.2 million to $31.0 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease was primarily due to a $1.4 million decrease related to 10 real estate properties sold within the past twelve months.
Other income
Other income increased by $0.3 million to $0.3 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The Company recorded $0.3 million in extension fees related to a held for sale operating real estate property.
Expenses
Management fee expense
Management fee expense decreased by $0.8 million to $1.4 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of March 31, 2020 compared to March 31, 2019. The reduction in stockholders’ equity is primarily due to a fourth quarter 2019 amendment to our definition of core earnings in the Management Agreement, as well as distributions declared and paid.
Property operating expense
Property operating expense decreased by $0.4 million to $18.8 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $0.4 million to $0.9 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily as a result of $0.4 million of legal costs incurred associated with exploring the internalization of the management of the company and other value-enhancing opportunities.
Interest expense on real estate
Interest expense on real estate decreased by $0.4 million to $4.6 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease resulted from real estate properties sold within the past twelve months.
Depreciation and amortization
Depreciation and amortization expense decreased by $7.8 million to $6.8 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This was primarily due to a $5.2 million decrease related to 27 real estate properties classified as held for sale in 2019 and 2020.
Provision for loan losses
Provision for loan losses of $38.4 million was recorded for the three months ended March 31, 2020, which is primarily attributable to the Company recording an additional provision of $36.8 million for our four NY hospitality loans due to the detrimental impact of COVID-19 on the hospitality industry.
Impairment of operating real estate
Impairment of operating real estate of $4.1 million for the three months ended March 31, 2020 is resulting from a reduction in the holding period of certain properties sold during the period.
Administrative expense
Administrative expense decreased by $0.1 million to $2.9 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Other income
Other gain, net
Other loss, net decreased by $1.6 million to other gain for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was primarily due to $1.2 million related to professional fees associated with the sale of our PE Investments in 2019 and $0.5 million related to gain on sale of one real estate property.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures increased by $0.2 million to $3.1 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This was primarily due to $3.8 million gain on the sale of a senior loan held in a joint venture and various PE Investments, partially offset by $3.7 million related to placing two senior loans held in joint ventures on nonaccrual status.
Income tax expense
Income tax expense decreased by $0.1 million to $1.5 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.
Non-GAAP Supplemental Financial Measures
Core Earnings/Legacy, Non-Strategic Earnings
We present Core Earnings/Legacy, Non-Strategic Earnings, which is a non-GAAP supplemental financial measure of our performance. Our Core Earnings are generated by the Core Portfolio and Legacy, Non-Strategic Earnings are generated by the Legacy, Non-Strategic Portfolio. We believe that Core Earnings/Legacy, Non-Strategic Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with U.S. GAAP. This supplemental financial measure helps us to evaluate our performance excluding the effects of certain transactions and U.S. GAAP adjustments that we believe are not necessarily indicative of our current portfolio and operations. For information on the fees we pay our Manager, see Note 10, “Related Party Arrangements” to our consolidated financial statements included in this Form 10-Q. In addition, we believe that our investors also use Core Earnings/Legacy, Non-Strategic Earnings or a comparable supplemental performance measure to evaluate and compare the performance of us and our peers, and as such, we believe that the disclosure of Core Earnings/Legacy, Non-Strategic Earnings is useful to our investors.
We define Core Earnings/Legacy, Non-Strategic Earnings as U.S. GAAP net income (loss) attributable to our common stockholders (or, without duplication, the owners of the common equity of our direct subsidiaries, such as our OP) and excluding (i) non-cash equity compensation expense, (ii) the expenses incurred in connection with our formation or other strategic transactions, (iii) the incentive fee, (iv) acquisition costs from successful acquisitions, (v) gains or losses from sales of real estate property and impairment write-downs of depreciable real estate, including unconsolidated joint ventures and preferred equity investments, (vi) CECL reserves determined by probability of default/loss given default (“PD/LGD”) model, (vii) depreciation and amortization, (viii) any unrealized gains or losses or other similar non-cash items that are included in net income for the current quarter, regardless of whether such items are included in other comprehensive income or loss, or in net income, (ix) one-time events pursuant to changes in U.S. GAAP and (x) certain material non-cash income or expense items that in the judgment of management should not be included in Core Earnings/Legacy, Non-Strategic Earnings. For clauses (ix) and (x), such exclusions shall only be applied after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. U.S. GAAP net income (loss) attributable to our common stockholders and Core Earnings/Legacy, Non-Strategic Earnings include provision for loan losses.
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

The following table presents a reconciliation of net income (loss) attributable to our common stockholders to Core Earnings/Legacy, Non-Strategic Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Total	Legacy, Non-Strategic Portfolio	Core Portfolio
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(78,772)	$(43,774)	$(34,998)
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	(1,892)	(1,049)	(843)
Non-cash equity compensation expense	342	154	188
Transaction costs	1,865	684	1,181
Depreciation and amortization	17,510	6,131	11,379
Net unrealized loss (gain) on investments:
Impairment of operating real estate and preferred equity	4,126	4,126	—
Other unrealized loss	40,360	34	40,326
CECL reserves(2)	29,000	(153)	29,153
Gains on sales of real estate	(452)	(452)	—
Adjustments related to noncontrolling interests	(589)	(376)	(213)
Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) attributable to Colony Credit Real Estate, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$11,498	$(34,675)	$46,173
Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) per share(1)	$0.09	$(0.26)	$0.35
Weighted average number of common shares and OP units(1)	131,563	131,563	131,563
_________________________________________

(1)
We calculate Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the three months ended March 31, 2020, weighted average number of common shares includes 3.1 million OP units.

(2) Includes $29.0 million in provision for loan losses calculated by the company’s PD/LGD model and excludes $40.7 million which was evaluated individually and included in Core Earnings.
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

The following table presents a reconciliation of net income (loss) attributable to our common stockholders to NOI/EBITDA attributable to our common stockholders (dollars in thousands) for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Total	Legacy, Non-Strategic Portfolio	Core Portfolio
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$111	$(3,077)	$3,188
Adjustments:	—
Net income (loss) attributable to noncontrolling interest in investment entities	145	210	(65)
Amortization of above- and below-market lease intangibles	(404)	(399)	(5)
Interest expense on real estate	13,076	4,615	8,461
Other income	(9,280)	(261)	(9,019)
Transaction, investment and servicing expense	201	58	143
Depreciation and amortization	17,976	6,823	11,153
Impairment of operating real estate	4,126	4,126	—
Administrative expense	91	9	82
Other (gain) loss on investments, net	3,733	(351)	4,084
Income tax benefit	(198)	—	(198)
NOI/EBITDA attributable to noncontrolling interest in investment entities	(1,070)	(823)	(247)
Total NOI/EBITDA attributable to Colony Credit Real Estate, Inc. common stockholders	$28,507	$10,930	$17,577
Liquidity and Capital Resources
Overview
Our primary liquidity needs include commitments to repay borrowings, finance our assets and operations, meet future funding obligations, make distributions to our stockholders and fund other general business needs. We use significant cash to make additional investments, meet commitments to existing investments, repay the principal of and interest on our borrowings and pay other financing costs, make distributions to our stockholders and fund our operations, which includes making payments to our Manager in accordance with the management agreement.
Our primary sources of liquidity include cash on hand, cash generated from our operating activities and cash generated from asset sales and investment maturities. However, subject to maintaining our qualification as a REIT and our Investment Company Act exclusion, we may use several sources to finance our business, including bank credit facilities (including term loans and revolving facilities), master repurchase facilities and securitizations, as described below. In addition to our current sources of liquidity, there may be opportunities from time to time to access liquidity through public offerings of debt and equity securities. We also invested in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which has and may allow us to pool capital to access larger transactions and diversify investment exposure.
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $560 million secured revolving credit facility, up to approximately $2.3 billion in secured revolving repurchase facilities, non-recourse securitization financing, commercial mortgages and other asset-level financing structures. In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan or securitization. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	March 31, 2020	December 31, 2019
Debt-to-equity ratio(1)	1.5x	1.4x
_________________________________________

(1)	Represents (i) total outstanding secured debt less cash and cash equivalents of $393.8 million to (ii) total equity, in each case, at period end.

Potential Sources of Liquidity
Bank Credit Facilities
We use bank credit facilities (including term loans and revolving facilities) to finance our business. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.
On February 1, 2018, the OP (together with certain subsidiaries of the OP from time to time party thereto as borrowers, collectively, the “Borrowers”) entered into a credit agreement (the “Bank Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide a revolving credit facility in the aggregate principal amount of up to $400.0 million. On February 4, 2019, the aggregate amount of revolving commitments was increased to $560.0 million, and on May 6, 2020 these commitments were reduced to $450.0 million.
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
The Bank Credit Facility contains various affirmative and negative covenants, including, among other things, the obligation of the Company to maintain REIT status and be listed on the NYSE, and limitations on debt, liens and restricted payments. In addition, the Bank Credit Facility includes the following financial covenants applicable to the OP and its consolidated subsidiaries: (a) consolidated tangible net worth of the OP must be greater than or equal to the sum of (i) $1.5 billion and (ii) 50% of the proceeds received by the OP from any offering of its common equity and of the proceeds from any offering by the Company of its common equity to the extent such proceeds are contributed to the OP, excluding any such proceeds that are contributed to the OP within ninety (90) days of receipt and applied to acquire capital stock of the OP; (b) the OP’s earnings before interest, income tax, depreciation, and amortization plus lease expenses to fixed charges for any period of four (4) consecutive fiscal quarters must be not less than 1.50 to 1.00; (c) the OP’s interest coverage ratio must be not less than 3.00 to 1.00; and (d) the OP’s ratio of consolidated total debt to consolidated total assets must be not more than 0.70 to 1.00. The Bank Credit Facility also includes customary events of default, including, among other things, failure to make payments when due, breach of covenants or representations, cross default to material indebtedness or material judgment defaults, bankruptcy matters involving any Borrower or any Guarantor and certain change of control events. Further, we may not make distributions in excess of amounts required to maintain REIT status and may not repurchase shares, among other provisions. The occurrence of an event of default will limit the ability of the OP and its subsidiaries to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.
Refer to “COVID-19 Update” below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
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
Refer to “COVID-19 Update” below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
The following table presents a summary of our Master Repurchase, CMBS and Bank Credit Facilities as of March 31, 2020 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$400,000	$109,404	3.1	LIBOR + 1.93%
Bank 2	200,000	22,750	2.5	LIBOR + 2.50%
Bank 3	600,000	222,147	2.1	LIBOR + 2.19%
Bank 7	500,000	199,740	2.1	LIBOR + 1.93%
Bank 8	250,000	168,987	1.2	LIBOR + 2.00%
Bank 9	300,000	—	3.6	—
Total Master Repurchase Facilities	2,250,000	723,028

CMBS Credit Facilities
Bank 1	26,384	26,384	(1)	LIBOR + 2.40%
Bank 6	171,007	171,007	(1)	(2)
Bank 3(3)	—	—	—	—
Bank 4(3)	—	—	—	—
Bank 5(3)	—	—	—	—
Total CMBS Credit Facilities	197,391	197,391

Bank Credit Facility	560,000	340,000	2.8	LIBOR + 2.25%

Total Facilities	$3,007,391	$1,260,419
_________________________________________

(1)	The maturity dates on CMBS Credit Facilities are dependent upon asset type and will typically range from one to three months.

(2)
Bank 6 Facilities 1 and 2 both have fixed and floating rate financing. Bank 6 Facility 1 consists of $22.6 million financed with a fixed rate of 4.50% and $63.4 million financed with a weighted average interest rate of LIBOR plus 1.77%. Bank 6 Facility 2 consists of $45.5 million financed with a fixed rate of 4.50% and $39.5 million financed with a weighted average interest rate of LIBOR plus 1.50%.

(3)	Amounts can be drawn under the Bank 3, Bank 4, and Bank 5 CMBS Credit Facilities, but we have not yet utilized them.
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

COVID-19 Update
As of May 7, 2020, we have approximately $255 million cash on hand. During the three months ended March 31, 2020, we prudently drew $226.5 million on our bank facility with $340.0 million outstanding and $29.0 million of availability. While we have significant cash on hand, the COVID-19 pandemic is negatively impacting our liquidity position and outlook, and we expect it will continue to do so over the near-to-medium term.
The most notable impact relates to the financial condition of our borrowers and their ability to make their monthly mortgage payments and remain in compliance with loan covenants and terms. Failure of our borrowers to meet their loan obligations may trigger repayments to our Bank Credit and Master Repurchase Facilities.
Secondly, if our operating real estate lessees are unable to make monthly rent payments, we would be unable to make our monthly mortgage payments which could result in defaults under these obligations or trigger repayments under our Bank Credit Facility. If these events were to occur, we may not have sufficient available cash to repay amounts due.
Given the ongoing impact of the COVID-19 pandemic to the underlying value of our investments, and related uncertainty in our ability to meet certain financial covenants, on May 6, 2020 we amended our Bank Credit Facility to: (i) reduce the minimum tangible net worth covenant requirement from $2.1 billion to $1.5 billion, providing portfolio management flexibilities as a result of any disruptions in investments caused by COVID-19 or other factors; (ii) reduce the facility size from $560.0 million to $450.0 million (noting current borrowings of $299.0 million); (iii) limit dividends in line with taxable income and restrict stock repurchases, each for liquidity preservation purpose; and (iv) focus new investments on senior mortgages.
Additionally, on May 7, 2020 we amended the minimum tangible net worth covenant under all six of our Master Repurchase Facilities consistent with the Bank Credit Facility. For the three months ended March 31, 2020, we received and timely paid a margin call on a hospitality loan and made voluntarily paydowns on two other hospitality and one retail loan. The lender granted us a holiday from future margin calls between three and four months, and we obtained broader discretion to enter into permitted modifications with the borrowers on these three specific loans, if necessary.
For the three months ended March 31, 2020, we received and paid margin calls on our CMBS Credit Facilities of $48.9 million. Subsequent to March 31, 2020, we consolidated our CMBS Credit Facilities borrowings with one existing counterparty bank. In connection with the consolidation, we paid down the CMBS Credit Facilities borrowing advance rate to a blended borrowing advance rate of 62% and extended the repurchase date on all such borrowings to June 30, 2020. This $73.9 million paydown allows for a 15% additional loss on a bond specific basis before further margin calls. As of May 7, 2020, we had $123.5 million outstanding under our CMBS Credit Facilities. The financing bears a fixed interest rate of 4.50%
We are in discussions regarding similar modification agreements with our Master Repurchase Facility lenders. It is uncertain whether we will we reach any agreement due to the limited and temporary holiday and permitted modification periods described above, and the continuing impact of the COVID-19 pandemic. As such, we may receive additional margin calls, experience additional pressures or events of default under our financing agreements that will negatively impact our liquidity position.
We are also re-assessing capital needs in our owned real estate portfolio (both Core and Legacy, Non-Strategic) where we expect to limit any investment of additional capital.
Investment Sales
During the three months ended March 31, 2020 and through May 7, 2020, we sold 12 loans generating net proceeds of $104.7 million. We currently classify 26 owned real estate properties as held for sale with a total net carry value of $227.1 million at March 31, 2020. While we are proceeding with active marketing of these assets, given the COVID-19 pandemic we may be unable to sell these properties in the near to medium-term. Further, any completed sales may result in an investment loss.
Additionally, we are evaluating asset sales from our Core Portfolio. While these sales are expected to generate liquidity, completion of these sales is uncertain and may result in lower than expected proceeds or an investment loss.
Dividend
The COVID-19 pandemic has caused extraordinary volatility and unprecedented market conditions, including actual and unanticipated consequences to us and certain of our investments, which may continue. Having paid monthly dividend payments with respect to our common stock through March 31, 2020, we and the Board of Directors determined it was prudent and in our best interests to conserve available liquidity and suspend our monthly dividend beginning with the monthly period ending April 30, 2020. The Board of Directors will evaluate dividends in future periods based upon customary considerations, including market conditions. Importantly, we continue to monitor its taxable income to ensure that we meet the minimum distribution requirements to maintain its status as a REIT for the annual period ending December 31, 2020.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2020	2019	Change
Operating activities	$57,204	$37,678	$19,526
Investing activities	275,363	18,844	256,519
Financing activities	26,524	(46,621)	73,145
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
Our operating activities generated net cash inflows of $57.2 million and $37.7 million for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by operating activities increased $19.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to higher net interest income earned on our loan and CRE debt securities portfolio and lower management fees incurred during the three months ended March 31, 2020.
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
Investing activities generated net cash inflows of $275.4 million and $18.8 million for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by investing activities in 2020 resulted primarily from proceeds from sale of real estate of $160.8 million, repayment on loan and preferred equity held for investment of $160.1 million, net receipts on settlement of derivative instruments of $19.6 million and distributions in excess of cumulative earnings from unconsolidated ventures of $16.5 million, partially offset by future fundings on our loans and preferred equity held for investment, net of $37.5 million, change in escrow deposits of $25.0 million, investments in unconsolidated ventures of $16.7 million and additions to real estate of $11.3 million.
Net cash provided by investing activities for the three months ended March 31, 2019 resulted primarily from repayment on loans and preferred equity held for investment of $172.7 million, distributions in excess of cumulative earnings from unconsolidated ventures of $65.8 million, proceeds from sale of investments in unconsolidated ventures of $34.5 million and net receipts on settlement of derivative instruments of $1.6 million, partially offset by acquisition, origination and funding of loans and preferred equity held for investment, net of $241.7 million, acquisition of and additions to real estate, related intangibles and leasing commissions of $6.2 million, investment in unconsolidated ventures of $5.2 million and change in escrow deposits of $2.3 million.
Financing Activities
We finance our investing activities largely through borrowings secured by our investments along with capital from third party or affiliated co-investors. We also have the ability to raise capital in the public markets through issuances of common stock, as well as draw upon our corporate credit facility, to finance our investing and operating activities. Accordingly, we incur cash outlays for payments on third party debt, dividends to our common stockholders as well as distributions to our noncontrolling interests.
Financing activities generated net cash inflow of $26.5 million for the three months ended March 31, 2020 compared to net cash outflow of $46.6 million for the three months ended March 31, 2019. Net cash provided by financing activities in 2020 resulted primarily from borrowings from credit facilities in the amount of $250.0 million and borrowings from mortgage notes in the amount of $2.3 million, partially offset by repayment of credit facilities in the amount of $88.8 million, repayment of mortgage notes in the amount of $76.6 million, distributions paid on common stock and noncontrolling interests of $39.5 million and distributions to noncontrolling interests in the amount of $11.0 million.

Net cash used in financing activities for the three months ended March 31, 2019 resulted primarily from repayment of credit facilities in the amount of $695.3 million, distributions paid on common stock in the amount of $57.0 million, repayment of securitization bonds in the amount of $27.7 million, payment of deferred financing costs in the amount of $1.6 million and repayment of mortgage notes in the amount of $1.5 million, partially offset by borrowings from credit facilities in the amount of $714.6 million and borrowings from mortgage notes in the amount of $22.2 million.
Contractual Obligations, Commitments and Contingencies of the Company
The following table sets forth the known contractual obligations of the Company on an undiscounted basis. This table excludes obligations of the Company that are not fixed and determinable, including the Management Agreement (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$361,837	$11,786	$350,051	$—	$—
Secured debt(2)	2,419,363	810,832	469,409	331,579	807,543
Securitization bonds payable(3)	943,465	30,842	335,433	577,190	—
Ground lease obligations(4)	36,052	3,183	6,380	5,333	21,156
	$3,760,717	$856,643	$1,161,273	$914,102	$828,699
Lending commitments(5)	270,579
Total	$4,031,296
_________________________________________

(1)
Future interest payments were estimated based on the applicable index at March 31, 2020 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the current maturity date of February 2022.

(2)
Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at March 31, 2020.

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

Guarantees and Off-Balance Sheet Arrangements
As of March 31, 2020, we were not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Our investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as acquisition, development and construction arrangements accounted for as equity method investments. In each case, our exposure to loss is limited to the carrying value of our investment.
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
We have not acquired any investments in 2020 and currently are primarily focused on existing investments and commitments.
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
Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Recent Accounting Updates
For recent accounting updates, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part I, Item 1, “Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risks are interest rate risk, prepayment risk, extension risk, credit risk, real estate market risk, capital market risk and foreign currency risk, either directly through the assets held or indirectly through investments in unconsolidated ventures, with each risk heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. As stated in the “Impact of COVID-19” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, us and our Manager are taking steps to mitigate certain risks associated with COVID-19, provided to the extent to which the COVID-19 pandemic impacts us, our business, our borrowers and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken by us or others to contain the pandemic or mitigate its impact, and the direct and indirect economic efforts of the pandemic and containment measures, among others.
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
As of March 31, 2020, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would decrease interest income by $12.7 million annually, net of interest expense.

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
Credit risk
Investment in loans held for investment is subject to a high degree of credit risk through exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy and other factors beyond our control, all of which may be detrimentally impacted by the COVID-19 pandemic. All loans are subject to a certain probability of default. We manage credit risk through the underwriting process, acquiring investments at the appropriate discount to face value, if any, and establishing loss assumptions. Performance of the loans is carefully monitored, including those held through joint venture investments, as well as external factors that may affect their value.
We are also subject to the credit risk of the tenants in our properties, including business closures, occupancy levels, meeting rent or other expense obligations, lease concessions, among other factors, all of which may be detrimentally impacted by the COVID-19 pandemic. We seek to undertake a rigorous credit evaluation of the tenants prior to acquiring properties. This analysis includes an extensive due diligence investigation of the tenants’ businesses, as well as an assessment of the strategic importance of the underlying real estate to the respective tenants’ core business operations. Where appropriate, we may seek to augment the tenants’ commitment to the properties by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities that are deemed credit worthy.
We are working closely with our borrowers and tenants to address the impact of COVID-19 on their business. Our Manager’s in-depth understanding of CRE and real estate-related investments, and in-house underwriting, asset management and resolution capabilities, provides us and management with a sophisticated full-service platform to regularly evaluate our investments and determine primary, secondary or alternative strategies to manage the credit risks described above. This includes intermediate servicing and complex and creative negotiating, restructuring of non-performing investments, foreclosure considerations, intense management or development of owned real estate, in each case to manage the risks faced to achieve value realization events in our interests and our stockholders. Solutions considered due to the impact of the COVID-19 pandemic may include defensive loan or lease modifications, temporary interest or rent deferrals or forbearances, converting current interest payment obligations to payment-in-kind, repurposing reserves and/or covenant waivers. Depending on the nature of the underlying investment and credit risk, we may pursue repositioning strategies through judicious capital investment in order to extract value from the investment or limit losses.
There can be no assurance that the measures taken will be sufficient to address the negative impact the COVID-19 pandemic may have on our future operating results, liquidity and financial condition.
Real estate market risk
We are exposed to the risks generally associated with the commercial real estate market. The market values of commercial real estate are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, as well as changes or weakness in specific industry segments, and other macroeconomic factors beyond our control, including the COVID-19 pandemic, which could affect occupancy rates, capitalization rates and absorption rates. This in turn could impact the performance of tenants and borrowers. We seek to manage these risks through their underwriting due diligence and asset management processes and the solutions oriented process described above.
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
The COVID-19 pandemic has had a direct and volatile impact on the global markets, including the commercial real estate equity and debt capital markets. The disruption caused by COVID-19 pandemic has led to a negative impact on asset valuations and significant constraints on liquidity in the capital markets, which may lead to restrictions on lending activity, downward pressure on covenant compliance or requirements to post margin or repayments under master repurchase financing arrangements. Our Master Repurchase Facilities are partial recourse and margin call provisions do not permit valuation adjustments based on capital markets events, rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. We have timely met margin calls, primarily under our CMBS Credit Facilities.
We have taken steps to negotiate amendments to our Bank Credit Facility and certain Master Repurchase Facilities, including to adjust certain covenants (such as the tangible net worth covenant), reduce advance rates on certain financed assets, obtain margin call holidays and permitted modification flexibilities, in an effort to mitigate the risk of future compliance issues, including margin calls, under our financing arrangements.
We continue to explore similar solutions with financing counterparties to strengthen our financing arrangements, with the understanding that any existing or future amendments may not be sufficient to fully address the impacts of COVID-19 on our business or financing arrangements.
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
At March 31, 2020, we had approximately NOK 842.9 million and €159.5 million or a total of $255.9 million, in net investments in our European subsidiaries. A 1.0% change in these foreign currency rates would result in a $2.6 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiaries.
A summary of the foreign exchange contracts in place at March 31, 2020, including notional amount and key terms, is included in Note 15, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at March 31, 2020, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are pleased to report that the state of health and well-being of employees is strong. Our external manager instituted a full remote work policy in early March that will be in effect through June 1, 2020, at the earliest.
Our internal control framework, which includes controls over financial reporting and disclosure, continues to operate effectively. Considering the COVID-19 pandemic, we have supplemented our framework by instituting certain entity level procedures and controls that ensure communication amongst our team that enhances our ability to prevent and detect material errors and/or omissions.

PART II
Item 1. Legal Proceedings
Neither the Company nor our Manager is currently subject to any material legal proceedings. We anticipate that we may from time to time be involved in legal actions arising in the ordinary course of business, the outcome of which we would not expect to have a material adverse effect on our financial position, results of operations or cash flow.
Item 1A. Risk Factors
The novel coronavirus pandemic, measures intended to prevent its spread and government actions to mitigate its economic impact has had and may continue to have a material adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The actual and potential impact and duration of COVID-19 or another pandemic have and are expected to continue to have significant repercussions across regional, national and global economies and financial markets, and have triggered a period of regional, national and global economic slowdown and may trigger a longer term recession. The impact of the pandemic and measures to prevent its spread have negatively impacted us and could further negatively impact our business. To the extent current conditions persist or worsen, we expect there to be a materially negative effect on the value of our assets and our results of operations, and, in turn, cash available for distribution to our stockholders. Moreover, many risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
Difficulty accessing debt and equity capital on attractive terms, or at all, and severe disruption or instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to access capital necessary to fund business operations or replace liabilities on a timely basis. This may also adversely affect the valuation of financial assets and liabilities, any of which could result in the inability to make payments under our credit and other borrowing facilities, affect our ability to meet liquidity, net worth, and leverage covenants under such facilities or have a material adverse effect on the value of investments we hold. In addition, the insolvency of one or more of our counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets and obtain substitute financing on attractive terms or at all. Recently, we have experienced declines in the value of our target assets, as well as adverse developments with respect to the terms and cost of financing available to us, and have received margin calls, default notices and deficiency letters from certain of our financing counterparties. Any or all of these impacts could result in reduced net investment income and cash flow, as well as an impairment of our investments, which reductions and impairments could be material. Declines in asset values, specifically retail, office and multifamily residential assets, may also impact our ability to liquidate our legacy, non-strategic assets within the projected timeframe or at the projected values.
Additionally, we expect the economic impacts of the pandemic will impact the financial stability of the mortgage loans and mortgage loan borrowers underlying the residential and commercial securities and loans that we own. As a result, we anticipate an increase in the number of borrowers who become delinquent or default on their loans, or who will seek concessions or forbearance. Elevated levels of delinquency or default would have an adverse impact on our income and the value of our assets and may require us to repay amounts under our master repurchase facilities and we can provide no assurance that we will have funds available to make such payments. Any forced sales of loans, securities or other assets that secure our repurchase and other financing arrangements in the current environment would likely be on terms less favorable to us than might otherwise be available in a regularly functioning market and could result in deficiency judgments and other claims against us.
Our loans collateralized by hotels, retail properties and mezzanine loans and preferred equity interests are disproportionately impacted by the effects of COVID-19. In particular, we hold a $189.0 million commitment in a mezzanine loan and preferred equity investment on a development project in Los Angeles County (which includes a hospitality and retail renovation and a new condominium tower construction) for which loan funding was out of balance in April 2020. Although this deficiency has been funded, if there are further overruns or delays in opening or decreased demand for the hospitality or retail space or condominium sales, we may not be able to fund any other deficiencies, which could result in a default under the senior mortgage loan and a foreclosure on all interests subordinate to the senior mortgage loan, including our interest in the mezzanine loan. In addition, our retail borrowers have been materially impacted by shelter-in-place orders, and, for example, nine properties net leased to a national retail chain did not pay April rent, and the default rate in future periods likely will increase.
In response to the pandemic, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. The Federal Reserve has announced its commitment to purchase unlimited amounts of U.S. Treasuries, mortgage-backed securities, municipal bonds and other assets. In addition, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which will provide billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations and financial condition may continue to be materially adversely affected. Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may harm our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve late in our 2019 fiscal year and during the first fiscal quarter of 2020, may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. These market interest rate declines may negatively affect our results of operations. In addition, as interest rates continue to decline as a result of demand for U.S. Treasury securities and the activities of the Federal Reserve, prepayments on our assets are likely to increase due to refinancing activity, which could have a material adverse effect on our result of operations.
The rapid development and fluidity of the circumstances resulting from this pandemic preclude any prediction as to the ultimate adverse impact of COVID-19 on our business. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.
Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly in light of ongoing market dislocations resulting from the COVID-19 pandemic.
Our ability to fund our operations, meet financial obligations and finance target asset acquisitions may be impacted by our ability to secure and maintain our master repurchase agreements with our counterparties. Because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have and may continue to impose more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets.
Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those being experienced now related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our target assets that cover the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales and distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. We have experienced this phenomenon in recent weeks.
In recent weeks, we have observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to pay cash or securities to satisfy higher than historical levels of margin calls. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we have also experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we will be required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the ongoing COVID-19 pandemic, we have experienced margins calls well beyond historical norms. These trends, if continued, will have a negative adverse impact on our liquidity.

In connection with the market disruptions resulting from the COVID-19 pandemic, we changed our interest rate hedging strategy and closed out of, or terminated a portion of our interest rate hedges, incurring realized losses. As a result, interest rate risk exposure that is associated with certain of our assets and liabilities is no longer being hedged in the manner that we previously used to address interest rate risk and our revised strategy to address interest rate risk may not be effective and could result in the incurrence of future realized losses.
In response to the recent market dislocations resulting from the global pandemic of COVID-19, we made the determination that certain of our interest rate hedges were no longer effective in hedging asset market values and, as of March 27, 2020, had terminated or closed out a portion of our outstanding interest rate hedges and, overall, incurred realized losses. While we are monitoring market conditions and determining when we believe it would be appropriate and effective to re-implement interest rate hedging strategies, including by taking into account our future business activities and assets and liabilities, we will be exposed to the impact that changes in benchmark interest rates may have on the value of the loans, securities and other assets we own that are sensitive to interest rate changes, as well as long-term debt obligations that are sensitive to interest rate changes. Moreover, to the extent the value of loans and securities we own fluctuate as a result of changes in benchmark interest rates, we may be exposed to margin calls under lending facilities that we use to finance these assets. In the past, our interest rate hedging strategy was intended to be a source of liquidity in meeting margin calls that resulted from asset valuation changes attributable to changes in benchmark interest rates; however, because we have terminated or closed out a portion of our outstanding interest rate hedges, we will not be able to rely on these hedges as such a source of liquidity. Operating our business and maintaining a portfolio of interest rate sensitive loans, securities and other assets without an interest rate risk hedging program in place could expose us to losses and liquidity risks, which could be material and which could negatively impact our results of operations and financial condition. There can be no assurance that future market conditions and our financial condition in the future will enable us to re-establish an effective interest rate risk hedging program, even if in the future we believe it would otherwise be appropriate or desirable to do so.
We may pay taxable dividends in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.
We generally must distribute annually at least 90% of our REIT taxable income (subject to certain adjustments and excluding any net capital gain), in order to qualify as a REIT, and any REIT taxable income that we do not distribute will be subject to U.S. corporate income tax at regular rates. In April 2020, the Board of Directors of the Company determined it was prudent to conserve available liquidity and suspend the Company’s monthly stock dividend beginning with the monthly period ending April 30, 2020. The Board of Directors will evaluate dividends in future periods based upon customary consideration, such as our cash balances, and cash flows and market conditions and could consider paying future dividends in shares of common stock, cash, or a combination of shares of common stock and cash.
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
If we make a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we make a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the three months ended March 31, 2020, other than those previously disclosed in filings with the SEC.
Purchases of Equity Securities by Issuer
The Company did not purchase any of its Class A common stock during the three months ended March 31, 2020.
The Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”), under which the Company could repurchase up to $300.0 million of its outstanding Class A common stock until March 31, 2020. On February 18,

2020, the Company’s Board of Directors voted to extend the Stock Repurchase Program through March 31, 2021. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, through tender offers or otherwise in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Bank Credit Facility - Third Amendment to Credit Agreement
On May 6, 2020, the Operating Partnership entered into the Third Amendment and Waiver (the “Amendment”) to that certain Credit Agreement, dated as of February 1, 2018 (as amended, supplemented or otherwise modified from time to time prior to the date hereof, including pursuant to the First Amendment, dated as of November 19, 2018, and the Second Amendment, dated as of December 17, 2018, the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time party thereto (the “Lenders”). As set forth in further detail below and the Amendment, the Amendment (i) reduces the consolidated tangible net worth covenant from $2.105 billion to $1.5 billion, subject to certain adjustments, (ii) places an incremental limitation on determining maximum borrowing base availability, (iii) reduces the aggregate amount of revolving commitments available under the Credit Agreement from $560 million to $450 million, (iv) removes the Operating Partnership’s option to increase the revolving commitments under the Credit Agreement, and (v) imposes certain other restricted payment and investment limitations.
The Amendment provides that the revolving commitments available under the Credit Agreement shall be reduced upon the consolidated tangible net worth of the Operating Partnership and its consolidated subsidiaries falling below certain thresholds. The Amendment reduces the consolidated tangible net worth covenant from (A) the sum of (i) $2,105,000,000 and (ii) 50% of the proceeds received by Operating Partnership from any offering of its common equity and of the proceeds from any offering by the Company of its common equity to the extent such proceeds are contributed to the Operating Partnership, excluding any such proceeds that are contributed to the Operating Partnership within ninety (90) days of receipt and applied to acquire capital stock of the Operating Partnership to (B) the sum of (i) $1,500,000,000 and (ii) 75% of the proceeds received by the Operating Partnership after the Amendment from any offering of its common equity and of the proceeds from any offering by the Company of its common equity to the extent such proceeds are contributed to the Operating Partnership, excluding any such proceeds that are contributed to the Operating Partnership within 90 days of receipt and applied to acquire capital stock of the Operating Partnership.
The maximum amount available for borrowing under the Credit Agreement at any time is limited by a borrowing base of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. Pursuant to the Amendment, the borrowing base availability is reduced from 100% to 90%. If the Operating Partnership elects to extend the initial maturity date beyond February 1, 2022, the borrowing base availability is further reduced to 80%.
Additionally, the Amendment further limits the Operating Partnership’s ability to make restricted payments and certain investments, provided the Operating Partnership and its subsidiaries are permitted to make new investments in senior mortgages that are otherwise customarily eligible for issuance through collateralized loan obligation securitizations to support such collateralized loan obligation securitizations.
No other material terms of the Credit Agreement were changed.
The foregoing summary does not purport to be a complete description and is qualified in its entirety by reference to (i) the Amendment, which is filed as an exhibit to this Form 10-Q, and (ii) the Credit Agreement, as amended, which is filed as exhibits 10.2, 10.3 and 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Master Repurchase Facility - Citibank, N.A. - Amendment to Guaranty - Tangible Net Worth Covenant
On April 23, 2018, NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, and CLNC Credit 4, LLC (collectively, “CB Seller”), each an indirect subsidiary of the Company, entered into a Master Repurchase Agreement (the “Citi Repurchase Agreement”) with Citibank, N.A. (“Citibank”). The Citi Repurchase Agreement provides up to $400.0 million to finance first mortgage loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate, as described in more detail in the Citi Repurchase Agreement and related ancillary documents.

In connection with the Citi Repurchase Agreement, the Operating Partnership, as guarantor, entered into a Guaranty with Citibank (the “Citi Guaranty”), under which the Operating Partnership agreed to a partial recourse guaranty of CB Seller’s payment and performance obligations under the Citi Repurchase Agreement.
On May 7, 2020, the Operating Partnership and Citibank entered into a First Amendment to Guaranty (the “Citi Guaranty Amendment”), under which Citibank agreed to reduce the minimum consolidated tangible net worth of the Operating Partnership from $2.105 billion to $1.5 billion, plus 75% of the net cash proceeds of any equity issuance thereafter received by the Operating Partnership. The adjusted tangible net worth threshold provides for portfolio management flexibilities as a result of any disruptions in investments caused by COVID-19 or other factors.
The foregoing summary does not purport to be a complete description and is qualified in its entirety by reference to (i) the Citi Guaranty Amendment, which is filed as an exhibit to this Form 10-Q, and (ii) the Citi Repurchase Agreement and the Citi Guaranty, which are filed as exhibits to the Company’s Current Report on Form 8-K filed on April 25, 2018.
Master Repurchase Facility - Barclays Bank PLC - Amendment to Guaranty - Tangible Net Worth Covenant
On April 26, 2018, CLNC Credit 7, LLC (“BB Seller”), an indirect subsidiary of the Company, entered into a Master Repurchase Agreement (the “BB Repurchase Agreement”) with Barclays Bank PLC (“Barclays”). The BB Repurchase Agreement provides up to $500.0 million to finance first mortgage loans, mezzanine loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate, as described in more detail in the BB Repurchase Agreement and related ancillary documents.
In connection with the BB Repurchase Agreement, the Operating Partnership, as guarantor, entered into a Guaranty with Barclays (the “BB Guaranty”), under which the Operating Partnership agreed to a partial recourse guaranty of BB Seller's payment and performance obligations under the BB Repurchase Agreement.
On May 7, 2020, the Operating Partnership and Barclays entered into an Amendment to Guaranty (the “BB Guaranty Amendment”), under which Barclays agreed to reduce the minimum consolidated tangible net worth of the Operating Partnership from $2.105 billion to $1.5 billion, plus 75% of the net cash proceeds of any equity issuance thereafter received by the Operating Partnership. The adjusted tangible net worth threshold provides for portfolio management flexibilities as a result of any disruptions in investments caused by COVID-19 or other factors.
The foregoing summary does not purport to be a complete description and is qualified in its entirety by reference to (i) the BB Guaranty Amendment, which is filed as an exhibit to this Form 10-Q, and (ii) the BB Repurchase Agreement and the BB Guaranty, which are filed as exhibits to the Company’s Current Report on Form 8-K filed on May 2, 2018.
Master Repurchase Facility - Goldman Sachs Bank USA - Amendment to Guaranty - Tangible Net Worth Covenant
On June 19, 2018, CLNC Credit 6, LLC (“GS Seller”), an indirect subsidiary of the Company, entered into a Master Repurchase Agreement (the “GS Repurchase Agreement”) with Goldman Sachs Bank USA (“Goldman Sachs”). The GS Repurchase Agreement provides up to $250.0 million to finance first mortgage loans, mezzanine loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate, as described in more detail in the GS Repurchase Agreement and related ancillary documents.
In connection with the GS Repurchase Agreement, the Operating Partnership, as guarantor, entered into a Guaranty with Goldman Sachs (the “GS Guaranty”), under which the Operating Partnership agreed to a partial recourse guaranty of GS Seller’s payment and performance obligations under the GS Repurchase Agreement.
On May 7, 2020, the Operating Partnership and Goldman Sachs entered into an Amendment to Guaranty (the “GS Guaranty Amendment”), under which Goldman Sachs agreed to reduce the minimum consolidated tangible net worth of the Operating Partnership from $2.105 billion to $1.5 billion, plus 75% of the net cash proceeds of any equity issuance thereafter received by the Operating Partnership. The adjusted tangible net worth threshold provides for portfolio management flexibilities as a result of any disruptions in investments caused by COVID-19 or other factors.
The foregoing summary does not purport to be a complete description and is qualified in its entirety by reference to (i) the GS Guaranty Amendment, which is filed as an exhibit to this Form 10-Q, and (ii) the GS Repurchase Agreement and the GS Guaranty, which are filed as exhibits to the Company’s Current Report on Form 8-K filed on June 25, 2018.
Master Repurchase Facility - Deutsche Bank AG - Amendment to Guaranty - Tangible Net Worth Covenant
On October 23, 2018, DB Loan NT-II, LLC, and CLNC Credit 5, LLC (collectively, “DB Seller”), each an indirect subsidiary of the Company, entered into a Master Repurchase Agreement (the “DB Repurchase Agreement”) with Deutsche Bank AG, Cayman Islands Branch (“DB”). The DB Repurchase Agreement provides up to $200.0 million to finance first mortgage loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate, as described in more detail in the DB Repurchase Agreement and related ancillary documents.
In connection with the DB Repurchase Agreement, the Operating Partnership, as guarantor, entered into a Guaranty with DB (the “DB Guaranty”), under which the Operating Partnership agreed to a partial recourse guaranty of DB Seller’s payment and performance obligations under the DB Repurchase Agreement.
On May 7, 2020, the Operating Partnership and DB entered into an Amendment to Guaranty (the “DB Guaranty Amendment”), under which DB agreed to reduce the minimum consolidated tangible net worth of the Operating Partnership from $2.105 billion to $1.5 billion, plus 75% of the net cash proceeds of any equity issuance thereafter received by the Operating Partnership. The adjusted tangible net worth threshold provides for portfolio management flexibilities as a result of any disruptions in investments caused by COVID-19 or other factors.
The foregoing summary does not purport to be a complete description and is qualified in its entirety by reference to (i) the DB Guaranty Amendment, which is filed as an exhibit to this Form 10-Q, and (ii) the DB Repurchase Agreement and the DB Guaranty, which are filed as exhibits to the Company’s Current Report on Form 8-K filed on October 25, 2018.
Master Repurchase Facility - Wells Fargo Bank, National Association - Amendment to Guarantee Agreement - Tangible Net Worth Covenant
On November 2, 2018, CLNC Credit 8, LLC (“WLS Seller”), an indirect subsidiary of the Company, entered into a Master Repurchase and Securities Contract (the “WLS Repurchase Agreement”) with Wells Fargo Bank, National Association (“Wells”). The WLS Repurchase Agreement provides up to $300.0 million to finance first mortgage loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate, as described in more detail in the WLS Repurchase Agreement and related ancillary documents.
In connection with the WLS Repurchase Agreement, the Operating Partnership, as guarantor, entered into a Guarantee Agreement with Wells (the “WLS Guarantee”), under which the Operating Partnership agreed to a partial recourse guaranty of WLS Seller’s payment and performance obligations under the WLS Repurchase Agreement.
On May 7, 2020, the Operating Partnership and Wells entered into an Amendment to Guarantee Agreement (the “WLS Guarantee Amendment”), under which Wells agreed to reduce the minimum consolidated tangible net worth of the Operating Partnership from $2.105 billion to $1.5 billion, plus 75% of the net cash proceeds of any equity issuance thereafter received by the Operating Partnership. The adjusted tangible net worth threshold provides for portfolio management flexibilities as a result of any disruptions in investments caused by COVID-19 or other factors.
The foregoing summary does not purport to be a complete description and is qualified in its entirety by reference to (i) the WLS Guarantee Amendment, which is filed as an exhibit to this Form 10-Q, and (ii) the WLS Repurchase Agreement and the WLS Guarantee, which are filed as exhibits to the Company’s Current Report on Form 8-K filed on October 25, 2018.
Master Repurchase Facility - Morgan Stanley Bank, N.A. - Omnibus Amendment to Transaction Documents - Tangible Net Worth Covenant
On April 23, 2019, MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC and CLNC Credit 1UK, LLC (collectively, “MS Seller”), each an indirect subsidiary of the Company, entered into a Second Amended and Restated Master Repurchase and Securities Contract Agreement (the “MS Repurchase Agreement”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”). As described in more detail in the Repurchase Agreement documentation, the Repurchase Agreement provides up to $600.0 million to finance first mortgage loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate: $500 million for commercial real estate that may be located in the United States, and $100 million for commercial real estate that may be located in Belgium, France, Germany, Ireland, Luxembourg, the Netherlands, the United Kingdom, Spain, or any other jurisdiction approved by Morgan Stanley. The transactions contemplated under the Repurchase Agreement may be denominated in U.S. Dollars, Pounds Sterling, Euro or any other currency approved by Morgan Stanley.
In connection with the MS Repurchase Agreement, the Operating Partnership, as guarantor, MS Seller and Morgan Stanley entered into a Ratification, Reaffirmation and Confirmation of Transaction Documents (the “MS Ratification Agreement”), which ratified the Operating Partnership’s obligations under an Amended and Restated Guaranty Agreement with Morgan Stanley (the “MS Guaranty”), under which the Operating Partnership agreed to a partial recourse guaranty of MS Seller’s payment and performance obligations under the MS Repurchase Agreement.
On May 7, 2020, the Operating Partnership and Morgan Stanley entered into an Omnibus Amendment to Transaction Documents (the “MS TNW Amendment”), under which Morgan Stanley agreed to reduce the minimum consolidated tangible net worth of the Operating Partnership from $2.105 billion to $1.5 billion, plus 75% of the net cash proceeds of any equity issuance thereafter received by the Operating Partnership. The adjusted tangible net worth threshold provides for portfolio management flexibilities as a result of any disruptions in investments caused by COVID-19 or other factors.
The foregoing summary does not purport to be a complete description and is qualified in its entirety by reference to (i) the MS TNW Amendment, which is filed as an exhibit to this Form 10-Q, (ii) the MS Repurchase Agreement and MS Ratification Agreement, which are filed as exhibits to the Company’s Current Report on Form 8-K filed on April 26, 2019, and (iii) the MS Guaranty, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 25, 2018.

Item 6.    Exhibits
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

3.2	Third Amended and Restated Bylaws of Colony Credit Real Estate, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 16, 2020)
10.1*
First Omnibus Amendment, dated as of February 14, 2020, to the Second Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of April 23, 2019, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC and Morgan Stanley Bank, N.A.

10.2*
Third Amendment and Waiver, dated as of May 6, 2020, to Credit Agreement, dated as of February 1, 2018, among Credit RE Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.3*	First Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A.
10.4*	Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC
10.5*	Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Goldman Sachs Bank
10.6*	Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Deutsche Bank AG, Cayman Islands Branch
10.7*	Amendment to Guarantee Agreement, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association
10.8*	Third Omnibus Amendment to Transaction Documents, dated as of May 7, 2020, by and between Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A.
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
Dated: May 8, 2020

COLONY CREDIT REAL ESTATE, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Neale W. Redington
Neale W. Redington
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Accounting Officer (Principal Accounting Officer)