Form 10-Q
period 2020-06-30
Colony Credit Real Estate, Inc.
filed 2020-08-10
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of August 6, 2020, Colony Credit Real Estate, Inc. had 128,582,965 shares of Class A common stock, par value $0.01 per share, outstanding

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
        As used throughout this document, the terms the “Company,” “we,” “our” and “us” mean:
•Colony Credit Real Estate, Inc. and the consolidated CLNY Investment Entities for periods on or prior to the closing of the Combination on January 31, 2018; and
•The combined operations of Colony Credit Real Estate, Inc., NorthStar I and NorthStar II beginning February 1, 2018, following the closing of the Combination.
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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, its borrowers and tenants, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us, our borrowers and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
Among others, the following uncertainties and other factors could cause actual results to differ from those set forth in the forward-looking statements.
•operating costs and business disruption may be greater than expected;
•uncertainties regarding the ongoing impact of COVID-19, the severity of the disease, the duration of the COVID-19 outbreak, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact, the potential negative impacts of COVID-19 on the global economy and its adverse impact on the real estate market, the economy and our investments, financial condition and business operations;
•defaults by borrowers in paying debt service on outstanding indebtedness and borrowers’ abilities to manage and stabilize properties;
•deterioration in the performance of the properties securing our investments (including depletion of interest and other reserves or payment-in-kind concessions in lieu of current interest payment obligations) that may cause deterioration in the performance of our investments and, potentially, principal losses to us;
•the fair value of our investments may be subject to uncertainties;
•our use of leverage could hinder our ability to make distributions and may significantly impact our liquidity position;
•given our dependence on our external manager, an affiliate of Colony Capital, Inc., any adverse changes in the financial health or otherwise of our manager or Colony Capital, Inc. could hinder our operating performance and return on stockholder’s investment;
•the ability to realize substantial efficiencies as well as anticipated strategic and financial benefits, including, but not limited to expected returns on equity and/or yields on investments;
•adverse impacts on our corporate revolver, including covenant compliance and borrowing base capacity;
•adverse impacts on our liquidity, including margin calls on master repurchase facilities, debt service or lease payment defaults or deferrals, demands for protective advances and capital expenditures, or our ability to continue to generate liquidity from sales of legacy, non-strategic assets;
•our ability to liquidate our legacy, non-strategic assets within the projected timeframe or at the projected values;
•the timing of and ability to deploy available capital;
•our ability to pay, maintain or grow the dividend in the future;
•the timing of and ability to complete repurchases of our stock;
•our ability to refinance certain mortgage debt on similar terms to those currently existing or at all;
•whether Colony Capital will continue to serve as our external manager or whether we will pursue a strategic transaction related thereto;
•the impact of legislative, regulatory and competitive changes and the actions of governmental authorities, including the current U.S. presidential administration, and in particular those affecting the commercial real estate finance and mortgage industry or our business.
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, the section entitled

“Risk Factors” in our Form 10-Q for the quarter ended March 31, 2020 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I

Item 1. Financial Statements
COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$437,951	$69,619
Restricted cash	84,011	126,065
Loans and preferred equity held for investment, net(1)	2,242,574	2,576,332
Real estate securities, available for sale, at fair value	60,010	252,824
Real estate, net	823,531	1,484,796
Investments in unconsolidated ventures ($7,093 and $10,283 at fair value, respectively)	417,307	595,305
Receivables, net	46,325	46,456
Deferred leasing costs and intangible assets, net	79,780	112,762
Assets held for sale	760,290	189,470
Other assets	58,535	87,707
Mortgage loans held in securitization trusts, at fair value	1,839,953	1,872,970
Total assets	$6,850,267	$7,414,306
Liabilities
Securitization bonds payable, net	$834,088	$833,153
Mortgage and other notes payable, net	1,174,146	1,256,112
Credit facilities	900,173	1,099,233
Due to related party (Note 10)	9,639	11,016
Accrued and other liabilities	101,945	140,424
Intangible liabilities, net	8,378	22,149
Liabilities related to assets held for sale	12,131	294
Escrow deposits payable	50,605	74,497
Dividends payable	—	13,164
Mortgage obligations issued by securitization trusts, at fair value	1,758,325	1,762,914
Total liabilities	4,849,430	5,212,956
Commitments and contingencies (Note 16)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 128,583,198 and 128,538,703 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,286	1,285
Additional paid-in capital	2,840,134	2,909,181
Accumulated deficit	(1,186,754)	(819,738)
Accumulated other comprehensive income	25,241	28,294
Total stockholders’ equity	1,679,907	2,119,022
Noncontrolling interests in investment entities	281,041	31,631
Noncontrolling interests in the Operating Partnership	39,889	50,697
Total equity	2,000,837	2,201,350
Total liabilities and equity	$6,850,267	$7,414,306
_________________________________________
(1)Net of $52.5 million and $272.6 million of allowance for loan losses at June 30, 2020 and December 31, 2019, respectively. See Note 3, “Loans and Preferred Equity Held for Investments, net and Loans Held for Sale” for further details.

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

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$15,688	$14,109
Restricted cash	20,055	25,646
Loans and preferred equity held for investment, net	996,148	1,016,781
Real estate, net	417,227	381,608
Investments in unconsolidated ventures	292,298	—
Receivables, net	27,224	26,044
Deferred leasing costs and intangible assets, net	56,461	36,323
Assets held for sale	188,477	102,397
Other assets	24,537	26,463
Mortgage loans held in securitization trusts, at fair value	1,839,953	1,872,970
Total assets	$3,878,068	$3,502,341
Liabilities
Securitization bonds payable, net	$834,088	$833,153
Mortgage and other notes payable, net	501,590	341,480
Credit facilities	7,106	23,882
Accrued and other liabilities	94,771	124,969
Intangible liabilities, net	8,378	20,230
Liabilities related to assets held for sale	10,842	251
Escrow deposits payable	4,719	10,485
Mortgage obligations issued by securitization trusts, at fair value	1,758,325	1,762,914
Total liabilities	$3,219,819	$3,117,364

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net interest income
Interest income	$39,508	$42,073	$85,612	$80,482
Interest expense	(16,745)	(21,046)	(37,489)	(40,338)
Interest income on mortgage loans held in securitization trusts	20,539	38,656	41,094	77,132
Interest expense on mortgage obligations issued by securitization trusts	(18,364)	(35,756)	(36,423)	(71,391)
Net interest income	24,938	23,927	52,794	45,885

Property and other income
Property operating income	43,722	64,767	96,235	127,901
Other income (loss)	(8,360)	434	1,049	611
Total property and other income	35,362	65,201	97,284	128,512

Expenses
Management fee expense	7,206	11,357	15,152	22,715
Property operating expense	16,311	28,140	38,842	56,320
Transaction, investment and servicing expense	2,907	1,051	6,041	1,580
Interest expense on real estate	11,818	13,898	24,896	27,505
Depreciation and amortization	14,020	29,257	31,996	56,919
Provision for loan losses	(51)	110,258	69,881	110,258
Impairment of operating real estate	25,935	10,124	30,061	10,124
Administrative expense (including $1,549, $2,713, $1,891 and $4,556 of equity-based compensation expense, respectively)	6,751	8,010	13,789	14,663
Total expenses	84,897	212,095	230,658	300,084

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(8,975)	5,549	(28,427)	6,578
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	—	—	48
Other loss, net	(119,633)	(6,062)	(139,795)	(11,141)
Loss before equity in earnings of unconsolidated ventures and income taxes	(153,205)	(123,480)	(248,802)	(130,202)
Equity in earnings (loss) of unconsolidated ventures	(85,277)	12,557	(68,110)	33,867
Income tax benefit (expense)	(2,102)	133	(3,813)	502
Net loss	(240,584)	(110,790)	(320,725)	(95,833)
Net loss attributable to noncontrolling interests:
Investment entities	8,107	880	7,584	1,178
Operating Partnership	5,418	2,569	7,310	2,222
Net loss attributable to Colony Credit Real Estate, Inc. common stockholders	$(227,059)	$(107,341)	$(305,831)	$(92,433)

Net loss per common share - basic and diluted (Note 18)	$(1.77)	$(0.84)	$(2.38)	$(0.73)

Weighted average shares of common stock outstanding - basic and diluted (Note 18)	128,539	128,534	128,513	128,240
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(240,584)	$(110,790)	$(320,725)	$(95,833)
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	58,510	7,863	(16,519)	17,621
Change in fair value of net investment hedges	—	938	21,764	8,333
Foreign currency translation gain (loss)	11,097	3,923	(8,339)	613
Total other comprehensive income (loss)	69,607	12,724	(3,094)	26,567
Comprehensive income (loss)	(170,977)	(98,066)	(323,819)	(69,266)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	7,850	880	7,327	1,178
Operating Partnership	4,014	2,272	7,608	1,601
Comprehensive income (loss) attributable to common stockholders	$(159,113)	$(94,914)	$(308,884)	$(66,487)

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	83,410	$834	44,399	$444	$2,899,353	$(193,327)	$(399)	$2,706,905	$72,683	$65,614	$2,845,202
Contributions	—	—	—	—	—	—	—	—	24	—	24
Distributions	—	—	—	—	—	—	—	—	(394)	—	(394)
Conversion of Class B-3 common stock to Class A common stock	44,399	444	(44,399)	(444)	—	—	—	—	—	—	—
Issuance and amortization of equity-based compensation	800	8	—	—	1,835	—	—	1,843	—	—	1,843
Other comprehensive loss	—	—	—	—	—	—	13,519	13,519	—	324	13,843
Dividends and distributions declared ($0.44 per Class A share and $0.15 per Class B-3 share)	—	—	—	—	—	(55,726)	—	(55,726)	—	(1,340)	(57,066)
Shares canceled for tax withholding on vested stock awards	(96)	(1)	—	—	(1,496)	—	—	(1,497)	—	—	(1,497)
Reallocation of equity	—	—	—	—	(23)	—	—	(23)	—	23	—
Net income (loss)	—	—	—	—	—	14,908	—	14,908	(298)	347	14,957
Balance as of March 31, 2019	128,513	$1,285	—	$—	$2,899,669	$(234,145)	$13,120	$2,679,929	$72,015	$64,968	$2,816,912
Contributions	—	—	—	—	—	—	—	—	11	—	11
Distributions	—	—	—	—	—	—	—	—	(1,198)	—	(1,198)
Issuance and amortization of equity-based compensation	32	—	—	—	2,713	—	—	2,713	—	—	2,713
Other comprehensive income	—	—	—	—	—	—	12,427	12,427	—	297	12,724
Dividends and distributions declared ($0.44 per share)	—	—	—	—	—	(55,912)	—	(55,912)	—	(1,342)	(57,254)
Reallocation of equity	—	—	—	—	744	—	—	744	—	(744)	—
Net income (loss)	—	—	—	—	—	(107,341)	—	(107,341)	(880)	(2,569)	(110,790)
Balance as of June 30, 2019	128,545	$1,285	—	$—	$2,903,126	$(397,398)	$25,547	$2,532,560	$69,948	$60,610	$2,663,118

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	128,539	$1,285	—	$—	$2,909,181	$(819,738)	$28,294	$2,119,022	$31,631	$50,697	$2,201,350
Distributions	—	—	—	—	—	—	—	—	(11,013)	—	(11,013)
Issuance and amortization of equity-based compensation	—	—	—	—	342	—	—	342	—	—	342
Other comprehensive income	—	—	—	—	—	—	(70,999)	(70,999)	—	(1,702)	(72,701)
Dividends and distributions declared ($0.30 per share)	—	—	—	—	—	(38,541)	—	(38,541)	—	(922)	(39,463)
Shares canceled for tax withholding on vested stock awards	(173)	(1)	—	—	(1,686)	—	—	(1,687)	—	—	(1,687)
Reallocation of equity	—	—	—	—	(41)	—	—	(41)	—	41	—
Effect of CECL adoption (see Note 2)	—	—	—	—	—	(22,644)	—	(22,644)	—	(542)	(23,186)
Net income (loss)	—	—	—	—	—	(78,772)	—	(78,772)	523	(1,892)	(80,141)
Balance as of March 31, 2020	128,366	$1,284	—	$—	$2,907,796	$(959,695)	$(42,705)	$1,906,680	$21,141	$45,680	$1,973,501
Contributions	—	—	—	—	—	—	—	—	200,467	—	200,467
Distributions	—	—	—	—	—	—	—	—	(3,156)	—	(3,156)
Issuance and amortization of equity-based compensation	237	2	—	—	1,547	—	—	1,549	—	—	1,549
Other comprehensive income	—	—	—	—	—	—	67,946	67,946	257	1,404	69,607
Shares canceled for tax withholding on vested stock awards	(20)	—	—	—	(81)	—	—	(81)	—	—	(81)
Reallocation of equity	—	—	—	—	1,777	—	—	1,777	—	(1,777)	—
Costs of noncontrolling equity		—	—	—	(466)	—	—	(466)	—	—	(466)
Investment by JV partner in consolidated JV and equity reallocation related to that partner’s return (see Note 2)	—	—	—	—	(70,439)	—	—	(70,439)	70,439	—	—
Net income (loss)	—	—	—	—	—	(227,059)	—	(227,059)	(8,107)	(5,418)	(240,584)
Balance as of June 30, 2020	128,583	$1,286	—	$—	$2,840,134	$(1,186,754)	$25,241	$1,679,907	$281,041	$39,889	$2,000,837
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(320,725)	$(95,833)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	68,110	(33,867)
Depreciation and amortization	31,996	56,919
Straight-line rental income	(1,818)	(3,552)
Amortization of above/below market lease values, net	(565)	(1,737)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(6,066)	(5,701)
Amortization of deferred financing costs	6,290	4,252
Amortization of right-of-use lease assets and operating lease liabilities	49	48
Paid-in-kind interest added to loan principal, net of interest received	(6,382)	(3,738)
Distributions of cumulative earnings from unconsolidated ventures	13,429	30,879
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	28,427	(6,578)
Realized (gain) loss on mortgage loans and obligations held in securitization trusts, net	—	(48)
Realized loss on securities from write-down to fair value	29,240	—
Realized loss on sale of real estate securities, available for sale	57,045	—
Provision for loan losses	69,881	110,258
Impairment of operating real estate	30,061	10,124
Amortization of equity-based compensation	1,891	4,556
Mortgage notes above/below market value amortization	(817)	164
Deferred income tax (benefit) expense	719	(3,589)
Other (gain) loss, net	23,531	—
Changes in assets and liabilities:
Receivables, net	2,159	(8,113)
Deferred costs and other assets	20,432	5,890
Due to related party	(1,377)	(2,672)
Other liabilities	(15,943)	5,483
Net cash provided by operating activities	29,567	63,145
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(66,722)	(886,397)
Repayment on loans and preferred equity held for investment	160,069	287,437
Repayment on loans held for sale	32,576	—
Proceeds from sale of real estate	161,817	—
Acquisition of and additions to real estate, related intangibles and leasing commissions	(15,196)	(9,281)
Investments in unconsolidated ventures	(47,541)	(7,801)
Proceeds from sale of investments in unconsolidated ventures	99,985	76,861
Distributions in excess of cumulative earnings from unconsolidated ventures	24,170	119,472
Repayment of real estate securities, available for sale, from sales	89,680	—
Repayment of real estate securities, available for sale, from cost recovery	2,106	—
Repayment of principal in mortgage loans held in securitization trusts	13,138	—
Net receipts on settlement of derivative instruments	19,637	1,638
Deposit on investments	—	(372)
Change in escrow deposits	(23,892)	(2,848)
Net cash provided (used in) by investing activities	449,827	(421,291)
Cash flows from financing activities:
Distributions paid on common stock	(51,705)	(111,536)
Distributions paid on common stock to noncontrolling interests	(922)	(2,682)
Shares canceled for tax withholding on vested stock awards	(1,769)	—
Borrowings from mortgage notes	13,338	85,481
Repayment of mortgage notes	(77,893)	(2,948)
Borrowings from credit facilities	255,128	1,420,569
Repayment of credit facilities	(454,188)	(977,697)
Repayment of securitization bonds	—	(57,995)
Repayment of mortgage obligations issued by securitization trusts	(13,138)	—
Payment of deferred financing costs	(6,842)	(6,972)
Contributions from noncontrolling interests	200,001	35
Distributions to noncontrolling interests	(14,169)	(1,592)
Net cash provided by (used in) financing activities	(152,159)	344,663
Effect of exchange rates on cash, cash equivalents and restricted cash	(957)	(15)
Net increase (decrease) in cash, cash equivalents and restricted cash	326,278	(13,498)
Cash, cash equivalents and restricted cash - beginning of period	195,684	187,463
Cash, cash equivalents and restricted cash - end of period	$521,962	$173,965
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)

	Six Months Ended June 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$69,619	$77,317
Restricted cash	126,065	110,146
Total cash, cash equivalents and restricted cash, beginning of period	$195,684	$187,463

End of the period
Cash and cash equivalents	$437,951	$59,838
Restricted cash	84,011	114,127
Total cash, cash equivalents and restricted cash, end of period	$521,962	$173,965

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities:
Consolidation of securitization trust (VIE asset/liability additions)	$—	$52,346
Accrual of distribution payable	(13,164)	19,088
Foreclosure of loans held for investment, net of provision for loan losses	—	127,356
Right-of-use lease assets and operating lease liabilities	(730)	26,348
Conversion of Class B-3 common stock to Class A common stock	—	444

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Organization
Colony Credit Real Estate, Inc. (together with its consolidated subsidiaries, the “Company”) is a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which the Company expects to be its primary investment strategy. Additionally, the Company may selectively originate mezzanine loans and make preferred equity investments, which may include profit participations. The mezzanine loans and preferred investments equity may be in conjunction with the Company’s origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. The Company will continue to target net leased equity investments on a selective basis. The Company also currently has investments in CRE debt securities primarily consisting of commercial mortgage-backed securities (“CMBS”) (including “B-pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (including the junior tranches thereof, collateralized by pools of CRE debt investments).
The Company was organized in the state of Maryland on August 23, 2017. On January 31, 2018, the Company completed the transactions contemplated by that certain Master Combination Agreement, dated as of August 25, 2017, as amended and restated on November 20, 2017 (the “Combination Agreement,” as further discussed below). The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2018. Effective June 25, 2018, the Company changed its name from Colony NorthStar Credit Real Estate, Inc. to Colony Credit Real Estate, Inc. Also on June 25, 2018, Colony NorthStar, Inc. changed its name to Colony Capital, Inc. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Credit RE Operating Company, LLC (the “Operating Partnership” or “OP”). At June 30, 2020, the Company owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned by an affiliate of the Company as noncontrolling interests.
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
Impact of COVID-19
Through the second quarter of 2020, countries around the world continue to face healthcare and economic challenges arising from the coronavirus disease 2019, or COVID-19. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, are having a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company's loans and preferred equity held for investment and real estate investments in the hospitality and retail sectors have experienced or anticipate a myriad of challenges, including, but not limited to: significant declines in operating cash flows of the Company’s investments which in turn affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company); flexible lease payment terms sought by tenants; increased property operating costs such as labor and supplies as a result of COVID-19; potential payment defaults on the Company's loans and preferred equity held for investment; and a distressed market affecting real estate values in general. The COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
The sharp decline and volatility in equity and debt markets, and the economic fallout from COVID-19 have affected the valuation of the Company’s financial assets, carried at fair value, and also resulted in impairment on CRE debt securities and real estate investments at the end of the second quarter of 2020. The Company’s consideration and assessment of impairment is discussed further in Note 3, “Loans and Preferred Equity Held for Investment, net and Loans Held for Sale,” Note 5, “Real Estate Securities, Available for Sale,” Note 6, “Real Estate, net and Real Estate Held for Sale” and Note 14, “Fair Value.”
A prolonged economic downturn as a result of efforts to contain COVID-19 may continue to negatively affect the Company’s financial condition and results of operations. While the extent and duration of the broad effects of COVID-19 on the global economy and the Company remain unclear, the Company believes it has materially addressed overall recoverability in value across its assets based upon external factors known to date and assumptions using the Company’s best estimate at this time. The Company will continue to monitor the progress of the COVID-19 crisis and reassess its effects on the Company’s results of operations and recoverability in value across its assets as conditions change.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
As of June 30, 2020, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.

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
As of June 30, 2020, the Company held subordinate tranches of securitization trusts in two Investing VIEs for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trusts. The Company’s subordinate tranches of the securitization trusts, which represent the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trusts, less the Company’s retained interest from the subordinate tranches of the securitization trusts), income and expenses of the Investing VIEs are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trusts only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trusts. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Unconsolidated VIEs
As of June 30, 2020, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of June 30, 2020.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of June 30, 2020 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$60,010	$60,010
Investments in unconsolidated ventures	342,234	381,518
Loans and preferred equity held for investment, net	17,719	17,719
Total assets	$419,963	$459,247
The Company did not provide financial support to the unconsolidated VIEs during the six months ended June 30, 2020. As of June 30, 2020, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of real estate securities, available for sale was determined as the amortized cost as of June 30, 2020. See Note 5, “Real Estate Securities, Available for Sale” for further discussion on fair value of the real estate securities. The maximum exposure to loss of investments in unconsolidated ventures and loans and preferred equity held for investment, net was determined as the carrying value plus any future funding commitments. Refer to Note 3, “Loans and Preferred Equity Held for Investment, net and Loans Held for Sale” and Note 16, “Commitments and Contingencies” for further discussion.
Noncontrolling Interests
Noncontrolling Interests in Investment Entities—This represents interests in consolidated investment entities held by third party joint venture partners and prior to the closing of the Combination, such interests held by private funds managed by Colony Capital. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity, or based upon contractual arrangements that may provide for disproportionate allocation of economic returns among equity interests, including using a hypothetical liquidation at book value (“HLBV”) basis, where applicable and substantive. HLBV uses a balance sheet approach, which measures each party’s capital account at the end of a period assuming that the subsidiary was liquidated or sold at book value. Each party’s share of the subsidiary’s earnings or loss is calculated by measuring the change in the party’s capital account from the beginning of the period in question to the end of period, adjusting for effects of distributions and new investments.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at June 30, 2020 or December 31, 2019. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
At June 30, 2020, the Company classified one loan in its Core Portfolio as held for sale. See Note 3, “Loans and Preferred Equity Held for Investment, net and Loans Held for Sale” for further detail.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
factors. Another key consideration in this assessment is the Company’s assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses. During the three months ending June 30, 2020, the company recorded impairment of $25.9 million related to its operating real estate. See Note 6, “Real Estate, net and Real Estate Held for Sale,” for further detail.
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
At June 30, 2020, the Company classified several of its properties in both its Core Portfolio and Legacy, Non-Strategic Portfolio as held for sale. See Note 6, “Real Estate, net and Real Estate Held for Sale,” Note 17, “Segment Reporting” and Note 19, “Subsequent Events” for further detail.
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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of June 30, 2020, the Company held subordinate tranches of two securitization trusts, which represent the Company’s retained interest in the securitization trusts, which the Company consolidates under U.S. GAAP. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
Impairment
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized loss on mortgage loans and obligations held in securitization trust, net as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
expected credit losses. The portion of OTTI related to expected credit losses is recognized as an allowance for credit losses. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
During the three and six months ended June 30, 2020, the Company recorded an impairment loss of $29.2 million related to its CRE securities. The impairment loss is included in other loss, net in the Company’s consolidated statements of operations. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
At June 30, 2020 and December 31, 2019, the Company’s investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC arrangements accounted for as equity method investments.
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

COLONY CREDIT REAL ESTATE, INC.
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
Release of accumulated other comprehensive income related to net investment hedges occurs upon losing a controlling financial interest in an investment or obtaining control over an equity method investment. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, or partial sale of an equity method investment, the gain or loss on the related net investment hedge is reclassified from accumulated other comprehensive income to earnings. Refer to Note 15, “Derivatives” for further discussion on the Company’s derivative and hedging activity.
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
Revenue Recognition
Property Operating Income
Property operating income includes the following:
Rental Income—Rental income is recognized on a straight-line basis over the non-cancellable term of the related lease which includes the effects of minimum rent increases and rent abatements under the lease. Rents received in advance are deferred.
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
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. On a quarterly basis, the Company reviews, and if appropriate, adjusts its cash flow projections based on inputs and analyses received from external sources, internal models, and the Company’s judgment about prepayment rates, the timing and amount of credit losses and other factors. Changes in the amount or timing of cash flows from those originally projected, or from those estimated at the last evaluation date, are considered to be either favorable changes or adverse changes.
Adverse changes in the timing or amount of cash flows on CRE securities could result in the Company recording an increase in the allowance for credit losses. The allowance for credit losses are calculated using a discounted cash flow approach and is measured as the difference between the amortized cost of a CRE security and estimate of cash flows expected to be collected discounted at the effective interest rate used to accrete the CRE security. The allowance for credit losses is recorded as a contra-asset and a reduction in earnings. The allowance for credit losses will be limited to the amount of the unrealized losses on the CRE securities. Any allowance for credit losses in excess of the unrealized losses on the CRE securities are accounted for as a prospective reduction of the effective interest rate. No allowance is recorded for CRE securities in an unrealized gain position. Favorable changes in the discounted cash flow will result in a reduction in the allowance for credit losses, if any. Any reduction in allowance for credit losses is recorded in earnings. If the allowance for credit losses has been reduced to zero, the remaining favorable changes are reflected as a prospective increase to the effective interest rate.
As of April 1, 2020, the Company has placed its investment grade and non-investment grade rated CRE securities on cost recovery and as a result, has ceased accretion of any discounts to expected maturity and applied any cash interest received against the CRE securities carrying value. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed on March 27, 2020. Among other things, the CARES Act temporarily removed the 80% limitation on the amount of taxable income that can be offset with a net operating loss (“NOL”) for 2019 and 2020 and allowed for a carryback of net operating losses generated in years 2018 through 2020 to each of the preceding five years. The Company is still evaluating the impact of the CARES Act on its NOLs and did not book any adjustments related to the CARES Act for the quarter ended June 30, 2020.
For the three months ended June 30, 2020 and June 30, 2019, the Company recorded income tax expense of $2.1 million and income tax benefit of $0.1 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded income tax expense of $3.8 million and income tax benefit of $0.5 million, respectively.
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
In measuring the CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 through June 2020 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
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
1.Very Low Risk-The loan is performing as agreed. The underlying property performance has exceeded underwritten expectations with very strong net operating income (”NOI”), debt service coverage ratio, debt yield and occupancy metrics. Sponsor is investment grade, very well capitalized, and employs very experienced management team.
2.Low Risk-The loan is performing as agreed. The underlying property performance has met or exceeds underwritten expectations with high occupancy at market rents, resulting in consistent cash flow to service the debt. Strong sponsor that is well capitalized with experienced management team.
3.Average Risk-The loan is performing as agreed. The underlying property performance is consistent with underwriting expectations. The property generates adequate cash flow to service the debt, and/or there is enough reserve or loan structure to provide time for sponsor to execute the business plan. Sponsor has routinely met its obligations and has experience owning/operating similar real estate.
4.High Risk/Delinquent/Potential for Loss-The loan is in excess of 30 days delinquent and/or has a risk of a principal loss. The underlying property performance is behind underwritten expectations. Loan covenants may require occasional waivers/modifications. Sponsor has been unable to execute its business plan and local market fundamentals have deteriorated. Operating cash flow is not sufficient to service the debt and debt service payments may be coming from sponsor equity/loan reserves.
5.Impaired/Defaulted/Loss Likely-The loan is in default or a default is imminent, and has a high risk of a principal loss, or has incurred a principal loss. The underlying property performance is significantly worse than underwritten expectation and sponsor has failed to execute its business plan. The property has significant vacancy and current cash flow does not support debt service. Local market fundamentals have significantly deteriorated resulting in depressed comparable property valuations versus underwriting.
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
Future Application of Accounting Standards
Income Tax Accounting—In December 2019, the FASB issued ASU No. 2019-12, Simplifying Accounting for Income Taxes. The ASU simplifies accounting for income taxes by eliminating certain exceptions to the general approach in ASC 740, Income Taxes, and clarifies certain aspects of the guidance for more consistent application. The simplifications relate to intraperiod tax allocations when there is a loss in continuing operations and a gain outside of continuing operations, accounting for tax law or tax rate changes and year-to-date losses in interim periods, recognition of deferred tax liability for outside basis difference when investment ownership changes, and accounting for franchise taxes that are partially based on income. The ASU also provides new guidance that clarifies the accounting for transactions resulting in a step-up in tax basis of goodwill, among other changes. Transition is generally prospective, other than the provision related to outside basis difference which is on a modified retrospective basis with the cumulative effect adjusted to retained earnings at the beginning of the period adopted, and franchise tax provision which is on either full or modified retrospective. ASU No. 2019-12 is effective January 1, 2021, with early adoption permitted in an interim period, to be applied to all provisions. The Company is currently evaluating the impact of this new guidance.

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
Accounting for Convertible Instruments and Contracts on Entity's Own Equity— In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity.
With respect to convertible instruments, under the new guidance, a convertible debt instrument will be accounted for wholly as debt, and convertible preferred stock wholly as preferred stock, that is, as a single unit of account, except for (1) a convertible instrument that contains features requiring bifurcation as a derivative under Topic 815 or (2) a convertible debt instrument that was issued at a substantial premium. Expanded disclosures are required, including, but not limited to, the terms and features of convertible instruments, and information about events, conditions, and circumstances that could affect assessment of the amount or timing of future cash flows related to those instruments.
With respect to contracts on an entity's own equity, one of the requirements prescribed by the new guidance is to account for freestanding contracts on an entity’s own equity that do not qualify as equity under Subtopic ASC 815-40 at fair value, with changes in fair value recognized in earnings, irrespective of whether such contracts meet the definition of a derivative in Topic 815.
The ASU also amends certain guidance on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. In calculating diluted earnings per share, the new guidance (1) requires the if-converted method to be applied for all convertible instruments (the treasury stock method is no longer available), and (2) removes the ability to rebut the presumption of share settlement for contracts that may be settled in cash or stock.
Upon adoption, a one-time election may be made to apply the fair value option for any liability-classified financial instrument that is a convertible security. In the period of adoption, disclosure is required of (1) the nature of and reason for the change in accounting principle in both the interim and annual period of change, and (2) earnings per share transition information about the effect of the change on affected per-share amounts.
Adoption of the new standard may be made either on a full or modified retrospective approach, with cumulative effect adjustment recorded to beginning retained earnings under the latter. ASU No. 2020-06 is effective January 1, 2022, with early adoption permitted in interim periods beginning January 1, 2021. The Company is currently evaluating the impact of this new guidance.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. Loans and Preferred Equity Held for Investment, net and Loans Held for Sale
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	June 30, 2020				December 31, 2019
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Fixed rate
Mezzanine loans	$135,389	$134,654	12.8%	4.5	$223,395	$222,503	12.8%	4.2
Preferred equity interests	118,715	118,696	12.5%	6.4	115,384	115,313	12.5%	6.9
Other loans(2)	13,898	13,800	15.0%	3.9	12,572	12,448	15.0%	4.4
	268,002	267,150			351,351	350,264
Variable rate
Senior loans	1,011,334	1,008,062	5.4%	3.6	1,462,467	1,457,738	6.0%	3.8
Securitized loans(3)	1,007,152	1,004,301	5.1%	3.8	1,006,495	1,002,696	5.2%	4.2
Mezzanine loans	15,462	15,582	10.1%	2.2	38,110	38,258	11.4%	2.0
	2,033,948	2,027,945			2,507,072	2,498,692
	2,301,950	2,295,095			2,858,423	2,848,956

Allowance for loan losses	NA	(52,521)			NA	(272,624)
Loans and preferred equity held for investment, net	$2,301,950	$2,242,574			$2,858,423	$2,576,332
_________________________________________
(1)Calculated based on contractual interest rate.
(2)Includes one corporate term loan secured by the borrower’s limited partnership interests in a fund at June 30, 2020 and December 31, 2019.
(3)Represents loans transferred into securitization trusts that are consolidated by the Company.
As of June 30, 2020, the weighted average maturity, including extensions, of loans and preferred equity investments was 3.9 years.
The Company had $8.3 million and $9.8 million of interest receivable related to its loans and preferred equity held for investment, net as of June 30, 2020 and December 31, 2019, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2020	$2,576,332
Acquisitions/originations/additional funding	66,722
Loan maturities/principal repayments	(176,021)
Transfer to loans held for sale	(154,370)
Discount accretion/premium amortization	4,289
Capitalized interest	6,382
Provision for loan losses(1)	(75,200)
Effect of CECL adoption(2)	(21,093)
Charge-off	15,533
Balance at June 30, 2020	$2,242,574
_________________________________________
(1)Provision for loan losses includes $5.2 million for a loan that was subsequently transferred to held for sale during the second quarter. Provision for loan losses excludes a reversal of $0.1 million determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.
(2)Calculated by the Company’s PD/LGD model upon CECL adoption on January 1, 2020. See Note 2, “Summary of Significant Accounting Polices” for further details.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Nonaccrual and Past Due Loans and Preferred Equity
Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. At June 30, 2020, other than the Midwest Hospitality loan discussed below, all other loans and preferred equity held for investment remained current on interest payments.
In March 2018, the borrower on the Company’s four NY hospitality loans in its Legacy, Non-Strategic Portfolio failed to make all required interest payments and the loans were placed on nonaccrual status. These four loans are secured by the same collateral. During 2018, the Company recorded $53.8 million of provision for loan losses to reflect the estimated value to be recovered from the borrower following a sale. During 2019, the Company recorded an additional provision for loan loss of $154.3 million based on significant deterioration in the NY hospitality market, feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale. During the three months ended March 31, 2020, the significant detrimental impact of COVID-19 on the U.S. hospitality industry further contributed to the deterioration of the Company’s four NY hospitality loans and as such the Company recorded an additional provision for loan losses of $36.8 million. During the three months ending June 30, 2020, the Company completed a discounted payoff of the NY hospitality loans and related investment interests.
Within its Legacy, Non-Strategic Portfolio, the Company previously held other loans secured by regional malls that were sold during the six months ended June 30, 2020:
•The Company placed one loan secured by a regional mall (“Midwest Regional Mall”) on nonaccrual status during 2019 as collectability of the principal was uncertain; as such, interest collected is recognized using the cost recovery method by applying interest collected as a reduction to loan carrying value. The Company recorded $10.6 million of impairment related to Midwest Regional Mall and transferred the loan to held for sale during 2019. During the three months ending June 30, 2020 the Midwest Regional Mall was sold. The Company received $8.3 million in gross proceeds and recognized a gain of $3.7 million.
•During 2018, the Company recorded $8.8 million of provision for loan losses on one loan secured by a regional mall (“Northeast Regional Mall B”) to reflect the estimated fair value of the collateral. During 2019, the Company recognized additional provision for loan losses of $10.5 million on Northeast Regional Mall B. The additional provisions were based on then-current and prospective leasing activity to reflect the estimated fair value of the collateral. During the three months ended March 31, 2020, the Northeast Regional Mall was sold. The Company received $9.2 million in gross proceeds and recognized a gain of $1.8 million.
•Also, during 2019, the Company separately recognized provision for loan losses of $18.5 million on two loans secured by one regional mall (“West Regional Mall”) to reflect the estimated fair value of the collateral. During the three months ended June 30, 2020 the West Regional Mall loan was sold. The Company received $23.5 million in gross proceeds and recognized a gain of $6.5 million.
•Furthermore, during 2019, the Company recognized a $26.7 million provision for loan losses on three loans to two separate borrowers (“South Regional Mall A” and “South Regional Mall B”) to reflect the estimated fair value of the collateral. During the three months ended March 31, 2020, the Company accepted a discounted payoff of South Regional Mall A. The Company received $22.0 million in gross proceeds and recognized a loss of $1.6 million. Additionally, during the three months ended March 31, 2020, South Regional Mall B was sold. The Company received $13.5 million in gross proceeds and recognized a gain of $8.7 million.
Within its Core Portfolio:
•The Company placed one loan secured by a hotel in Bloomington, Minnesota (“Midwest Hospitality”) on nonaccrual status due to a borrower default during the fourth quarter of 2019. During the three months ended March 31, 2020 the Company recognized a $2.3 million provision for loan loss on the Midwest Hospitality loan to reflect the estimated fair value of the collateral, which was based on feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale. The Company had been sweeping cash from the hotel to amortize the unpaid principal balance of the loan. Subsequent to June 30, 2020 the hotel property securing this loan was sold and the Company received $24.5 million in gross proceeds and concurrently provided a bridge loan in the amount of$19.5 million to a new borrower, secured by Midwest Hospitality.
•Additionally, the Company had a total $20.9 million allowance for loan losses recorded as of March 31, 2020, which included an $8.8 million allowance for loan losses resulting from CECL adoption and an additional $12.1 million

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
provision for loan losses recognition during the three months ended March 31, 2020, on one loan secured by six suburban office buildings (“Northeast Office Portfolio”). Subsequent to June 30, 2020 the Company received gross proceeds of $80.7 million in a discounted payoff of the Northeast Office Portfolio which was equal to the carrying value of the loan, net of current provision for loan losses. As such, no additional provision for loan losses were required at June 30, 2020.
•Also, during the three months ended June 30, 2020 the Company classified one loan secured by a hospitality asset in San Diego, California (“West Hospitality”) as held for sale and recognized a net loss of $32.8 million to reflect the expected proceeds to be collected in a sale of the loan. The Company had recorded a $5.2 million allowance for loan losses as of March 31, 2020, which included a $2.6 million allowance for loan losses resulting from CECL adoption and an additional $2.6 million provision for loan losses recognized for West Hospitality during the three months ended March 31, 2020. In connection with transferring the loan to held for sale during the current quarter, the Company reversed out the $5.2 million from provision for loan losses line item and recorded a $38.0 million in other loss, net. Subsequent to June 30, 2020 the West Hospitality loan was sold. The Company received $105.2 million in gross proceeds and will recognize an additional loss of $0.3 million.
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before allowance for loan losses, if any (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due(1)	60-89 Days Past Due	90 Days or More Past Due(1)(2)	Total Loans
June 30, 2020	$2,265,249	$—	$—	$29,846	$2,295,095
December 31, 2019	2,558,505	32,322	—	258,129	2,848,956
_________________________________________
(1)At December 31, 2019, 30-59 days past due includes one loan (Midwest Hospitality) that was placed on nonaccrual status during the fourth quarter of 2019 following a borrower default. At June 30, 2020, the Midwest Hospitality loan was 90 days or more past due. Subsequent to June 30, 2020, Midwest Hospitality was repaid in a discounted payoff at which time the Company provided a bridge loan totaling $19.5 million to a new borrower.
(2)At December 31, 2019, 90 days or more past due loans includes four NY hospitality loans to the same borrower and secured by the same collateral with combined carrying value before allowance for loan losses of $258.1 million on nonaccrual status. All other loans in this table remain current on interest payments. The Company completed a discounted payoff of the four NY hospitality loans in April 2020.
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
_________________________________________
(1)Includes four NY hospitality loans to the same borrower and secured by the same collateral with combined unpaid principal balance of $257.2 million and gross carrying value of $258.1 million on nonaccrual status. All other loans included in this table remain current on interest payments. The Company completed a discounted payoff of the four NY hospitality loans in April 2020.
(2)Includes unpaid principal balance plus any applicable exit fees less net deferred loan fees.
Upon adoption of ASU 2016-13 the incurred loss model has been replaced with a lifetime current expected credit loss model for the Company’s loans carried at amortized cost, and as such all loans in the Company’s portfolio maintain an allowance for loan losses at June 30, 2020. See Note 2 “Summary of Significant Accounting Policies—Accounting Standards Adopted in 2020—Credit Losses” for further details.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The average carrying value and interest income recognized on impaired loans for the three and six months ended June 30, 2019 were as follows (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Average carrying value before allowance for loan losses	$320,934	$389,500
Interest income	1,305	2,651
Allowance for Loan Losses
As of December 31, 2019, the allowance for loan losses was $272.6 million related to $409.7 million in carrying value of loans.
Changes in allowance for loan losses on loans are presented below (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Allowance for loan losses at beginning of period	$272,624	$109,328
Effect of CECL adoption(1)	21,093	—
Provision for loan losses(2)	75,200	110,258
Charge-off	(15,533)	(46,692)
Transfer to loans held for sale	(300,863)	—
Allowance for loan losses at end of period(3)	$52,521	$172,894
_________________________________________
(1)Calculated by the Company’s PD/LGD model upon CECL adoption on January 1, 2020. See Note 2, “Summary of Significant Accounting Policies” for further details.
(2)Provision for loan losses includes $5.2 million for a loan that was subsequently transferred to held for sale during the second quarter of 2020. Provision for loan losses excludes a reversal of $0.1 million determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.
(3)At June 30, 2020, includes $29.3 million related to the Company’s PD/LGD model, $20.9 million relating to the Northeast Office Portfolio and $2.3 million related to the Midwest Hospitality loan, both of which were evaluated individually. See further discussion in “Nonaccrual and Past Due Loans and Preferred Equity.”
Loans and Preferred Equity Held for Sale
The following table summarizes the Company’s assets held for sale related to loans and preferred equity (dollars in thousands):

	June 30, 2020	December 31, 2019
Assets
Loans and preferred equity held for investment, net	$104,900	$5,016
Total assets held for sale	$104,900	$5,016

At June 30, 2020, the Company classified one loan, West Hospitality, in its Core Portfolio as held for sale. Subsequent to June 30, 2020 the West Hospitality loan was sold. The Company received $105.2 million in gross proceeds and will recognize a loss of $0.3 million.
There were no assets held for sale that constituted discontinued operations as of June 30, 2020 and December 31, 2019.
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
As of June 30, 2020, there was one loan to one borrower with contractual payments past due, which was the Midwest Hospitality loan in the Core Portfolio, as previously discussed. The remaining loans and preferred equity investments were

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were five loans held for investment with contractual payments past due as of December 31, 2019. For the six months ended June 30, 2020, no debt investment contributed more than 10.0% of interest income.
The following table provides a summary by carrying values before any allowance for loan losses of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies—Accounting Standards Adopted in 2020—Credit Losses” for loans risk ranking definitions.

	2020	2019	2018	2017	2016	Prior	Total
Senior loans
Risk Rankings:
3	$—	$265,249	$296,631	$33,581	$—	$—	$595,461
4	—	924,265	462,795	—	—	—	1,387,060
5	—	—	—	—	—	29,846	29,846
Total Senior loans	—	1,189,514	759,426	33,581	—	29,846	2,012,367

Mezzanine loans
Risk Rankings:
3	—	—	—	—	—	—	—
4	—	79,053	54,534	12,120	—	4,529	150,236
Total Mezzanine loans	—	79,053	54,534	12,120	—	4,529	150,236

Preferred equity interests and other
Risk Rankings:
4	—	13,800	18,007	—	—	—	31,807
5	—	—	100,685	—	—	—	100,685
Total Preferred equity interests and other	—	13,800	118,692	—	—	—	132,492

Total Loans and preferred equity held for investment	$—	$1,282,367	$932,652	$45,701	$—	$34,375	$2,295,095

The Company considers several risk factors when assigning risk ratings each quarter. Beginning with the quarter ended March 31, 2020, average risk ranking was impacted by the current and potential future effects of the COVID-19 pandemic, resulting in a number of assets moving from average risk (3) to high risk (4) during the quarter and an average rating of 3.8.
For the three months ended June 30, 2020, the Company believes the extended impact of the COVID-19 pandemic remains uncertain, and therefore continues to represent a significant risk to our portfolio. As such, the current period average rating is 3.9, which is consistent with the first quarter 2020.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2020, assuming the terms to qualify for future fundings, if any, have been met, total gross unfunded lending commitments was $205.0 million, excluding $1.4 million for loans held for sale. Refer to Note 16, “Commitments and Contingencies” for further details. At June 30, 2020, the Company recorded a $1.9 million allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with the credit losses accounting standard No. 2016-13. See Note 2, “Summary of Significant Accounting Policies” for further details.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4. Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Equity method investments	$410,214	$585,022
Investments under fair value option	7,093	10,283
Investments in Unconsolidated Ventures	$417,307	$595,305
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
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of June 30, 2020 and December 31, 2019, respectively.
The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Carrying Value
Investments	Description	June 30, 2020	December 31, 2019
ADC investments(1)(2)(3)	Interests in three acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	$57,575	$59,576
Other investment ventures(1)(4)	Interests in nine investments, each with less than $181.6 million carrying value at June 30, 2020	352,639	525,446
_________________________________________
(1)The Company’s ownership interest in ADC investments and other investment ventures varies and represents capital contributed to date and may not be reflective of the Company’s economic interest in the entity because of provisions in operating agreements governing various matters, such as classes of partner or member interests, allocations of profits and losses, preferential returns and guaranty of debt. Each equity method investment has been determined to be a VIE for which the Company was not deemed to be the primary beneficiary or a voting interest entity in which the Company does not have the power to control through a majority of voting interest or through other arrangements.
(2)The Company owns varying levels of stated equity interests in certain ADC investments, as well as profit participation interests in real estate ventures without a stated ownership interest in other ADC investments.
(3)Includes two investments with a carrying value of $57.6 million that were contributed to a preferred financing arrangement. See Note 13, “Noncontrolling Interests,” for further information.
(4)Includes five investments with a carrying value of $196.2 million that were contributed to a preferred financing arrangement. See Note 13, “Noncontrolling Interests,” for further information.
Impairment
Within the Company’s Legacy, Non-Strategic Portfolio:
•During 2019, the Company recognized its proportionate share of impairment loss totaling $14.7 million on one senior loan secured by a regional mall (“Southeast Regional Mall”). Southeast Regional Mall was sold during the three months ended March 31, 2020 and the Company received $13.4 million in gross sales proceeds and recognized a gain of $1.6 million.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
•Also during 2019, the Company recorded its proportionate share of impairment loss totaling $16.1 million on two loans and an equity partnership interest secured by residential development projects as a result of revised property sales expectations.
Within the Company’s Core Portfolio:
During 2019 the Company recorded a $17.6 million impairment loss related to an equity participation interest in a joint venture to reflect the estimated fair value of the collateral. During the three months ended June 30, 2020 the Company sold the related preferred equity investment at par and included one-third of the Company’s equity participation in the sale and recognized a loss of $10.1 million.
The impairment recorded on each of these investments is included in equity in earnings of unconsolidated ventures on the Company’s consolidated statements of operations.
Fair Value Measurement
At January 1, 2020, for loans and preferred equity investments included in the Company’s equity method investments, the fair value option was elected. Under the fair value option, loans and preferred equity investments are measured each reporting period based on their exit values in an orderly transaction. Fair value adjustments recorded on each of these investments is included in equity in earnings of unconsolidated ventures on the Company’s consolidated statements of operations.
Within the Company’s Core Portfolio:
•The Company has a mezzanine loan and preferred equity investment in a development project in Los Angeles County which includes a hospitality and retail renovation and a new condominium tower construction (the “Mixed-use Project”). The Company’s interests are held through a joint venture which maintains total commitments to the Mixed-use Project of $574.0 million of which the Company’s proportionate share of the commitment is $189.0 million. The Mixed-use Project’s total interest income recorded for the six months ended June 30, 2020 and June 30, 2019 was $13.8 million and $18.4 million, respectively. The Company recognized its proportionate share of interest income for the six months ended June 30, 2020 and June 30, 2019 of $2.4 million and $5.8 million, respectively.
In April 2020, the senior mortgage lender notified the borrower developer that the Mixed-use Project loan funding was over budget, due to cost overruns from certain hard and soft costs and senior loan interest reserve shortfalls projected through completion. As a result, during the second quarter, the Company and its affiliates made two protective advances to the senior mortgage lender totaling $67.7 million, of which the Company’s proportionate share was $28.5 million. The Company and its affiliates have a remaining unfunded commitment of $39.3 million, of which the Company’s proportionate share is $14.5 million. The Company has placed this investment on nonaccrual status.
In June 2020, the senior mortgage lender sought a third protective advance of $15.5 million of which the Company’s proportionate share would have been $7.0 million. While the Company and its affiliates did not fund its proportionate share, the senior mortgage lender funded the full amount of the required June advances. The senior mortgage lenders funding did not relieve the Company and its affiliates from its commitment to fund. As a result during the three months ended June 30, 2020, the Mixed-use Project’s recorded fair value losses totaling $250.0 million. The Company recognized its proportionate share of fair value losses equaling $89.3 million. The Mixed-use Project’s fair value was based on a weighted average probability analysis of potential resolutions based on a number of factors which included the maturity default of the loan, cost overruns, COVID-19 related delays, lack of funding by the borrower and recent negotiations with the senior lender, the borrower and potential sources of additional mezzanine financing.
•Additionally, during the three months ended June 30, 2020, the Company recognized its proportionate share of fair value losses totaling $7.0 million on one mezzanine loan secured by a mixed-use development project (“West Mixed-use”). West Mixed-use’s decrease in fair value is a result of revised sale expectations. The Company previously placed West Mixed-use on nonaccrual status in January 2020.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the six months ended June 30, 2020, the Company received the final $1.8 million in proceeds related to the sale of its PE Investments.
Investments in Unconsolidated Ventures Held for Sale
During the six months ended June 30, 2020, the Company classified one investment in an unconsolidated venture it its Legacy, Non-Strategic Portfolio with a carrying value of $11.0 million as held for sale.
5. Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of June 30, 2020 and December 31, 2019 (dollars in thousands):

								Weighted Average
		Principal Amount(1)	Total Discount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value	Coupon(2)	Unleveraged Current Yield(3)
As of Date:	Count				Gain	(Loss)
June 30, 2020	16	$108,512	$(48,502)	$60,010	$—	$—	$60,010	3.37%	—%
December 31, 2019	43	292,284	(55,981)	236,303	17,084	(563)	252,824	3.19%	7.12%
_________________________________________
(1)CRE securities serve as collateral for financing transactions including carrying value of $60.0 million as of June 30, 2020 for the CMBS Credit Facilities (refer to Note 9, “Debt,” for further detail). The remainder is unleveraged.
(2)All CMBS are fixed rate.
(3)The Company placed all of its CRE securities on cost recovery status as of April 1, 2020.
During the three months ended June 30, 2020, the Company sold 27 CRE securities for a total gross sales price of $89.7 million and recognized a loss of $57.0 million of which $36.4 million was previously recorded as an unrealized loss in other comprehensive income at March 31, 2020. The loss is recorded in other loss, net on the Company’s consolidated statements of operations. In connection with these sales, the Company repaid $66.1 million of debt on our CMBS Credit Facility.
Consistent with the overall market, the Company’s CRE securities, which it marks to fair value, lost significant value since the onset of the COVID-19 pandemic. Although the market at June 30, 2020 experienced a slight rebound in some securities from the marks taken at March 31, 2020, the Company believes bond prices will remain at or around current levels over the next six to twelve months. While the Company will evaluate selling its investment grade and non-investment grade rated CRE securities over the next twelve months, it is more likely than not that the Company will sell before recovery. For the three months ended June 30, 2020 the Company recorded an impairment loss of $29.2 million. This impairment loss was a result of writing down the Company’s amortized cost basis to equal fair value. The loss is recorded in other loss, net on the Company’s consolidated statements of operations. Additionally, the Company has placed its investment grade and non-investment grade rated CRE securities on cost recovery and as a result, has ceased accretion of any discounts to expected maturity and applied any cash interest received against the CRE securities’ carrying value. This decision was made given the inability to project future cash flows from the Company’s CRE securities. To the extent that the carrying value of any CRE security is reduced to zero, any cash subsequently received would be recorded as interest income.
The Company recorded an unrealized gain in OCI of $58.5 million and an unrealized loss of $16.5 million for the three and six months ended June 30, 2020 and an unrealized gain in OCI of $7.9 million and $17.6 million for the three and six months ended June 30, 2019. During the three months ended June 30, 2020, the Company realized the gain in OCI as it no longer has the intent to hold its CRE securities until maturity and caused the Company to write down its amortized cost basis to fair value. As of June 30, 2020, the Company held no securities in an unrealized loss position.
As of June 30, 2020, the weighted average contractual maturity of CRE securities was 28.7 years with an expected maturity of 5.6 years.
The Company had $0.7 million of interest receivable related to its real estate securities, available for sale as of December 31, 2019. This is included in receivables, net on the Company’s consolidated balance sheets.

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
As of June 30, 2020, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $1.8 billion and $1.6 billion, respectively. As of December 31, 2019, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $1.8 billion and $1.6 billion, respectively. As of June 30, 2020, across the two consolidated securitization trusts, the underlying collateral consisted of 115 underlying commercial mortgage loans, with a weighted average coupon of 4.5% and a weighted average loan to value ratio of 56.4%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Assets
Mortgage loans held in a securitization trust, at fair value	$1,839,953	$1,872,970
Receivables, net	7,170	7,020
Total assets	$1,847,123	$1,879,990
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$1,758,325	$1,762,914
Accrued and other liabilities	6,254	6,267
Total liabilities	$1,764,579	$1,769,181
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $81.6 million and $110.1 million as of June 30, 2020 and December 31, 2019, respectively, and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 14, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The below table presents net income attributable to the Company’s common stockholders for the six months ended June 30, 2020 and 2019 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statement of Operations
Interest expense	$(160)	$(278)	$(345)	$(541)
Interest income on mortgage loans held in securitization trusts	20,539	38,656	41,094	77,132
Interest expense on mortgage obligations issued by securitization trusts	(18,364)	(35,756)	(36,423)	(71,391)
Net interest income	2,015	2,622	4,326	5,200
Administrative expense	(180)	(331)	(695)	(690)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(8,975)	5,549	(28,427)	6,578
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	—	—	48
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(7,140)	$7,840	$(24,796)	$11,136

6. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of June 30, 2020, and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Land and improvements	$127,483	$209,693
Buildings, building leaseholds, and improvements	474,402	899,889
Tenant improvements	13,366	25,077
Construction-in-progress	3,144	415
Subtotal	$618,395	$1,135,074
Less: Accumulated depreciation	(35,567)	(63,995)
Less: Impairment(1)	—	(23,911)
Net lease portfolio, net	$582,828	$1,047,168
_________________________________________
(1)See Note 14, “Fair Value,” for discussion of impairment of real estate.
The following table presents the Company’s portfolio of real estate included in its Legacy, Non-Strategic Portfolio, including foreclosed properties, as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Land and improvements	$63,234	$91,997
Buildings, building leaseholds, and improvements	341,168	536,046
Tenant improvements	25,470	38,230
Furniture, fixtures and equipment	3,782	3,183
Construction-in-progress	1,013	6,325
Subtotal	$434,667	$675,781
Less: Accumulated depreciation	(33,633)	(46,079)
Less: Impairment(1)	(160,331)	(192,074)
Other portfolio, net	$240,703	$437,628
_________________________________________
(1)See Note 14, “Fair Value,” for discussion of impairment of real estate.
For the six months ended June 30, 2020, the Company had no single property with rental and other income equal to or greater than 10.0% of total revenue.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At June 30, 2020 and December 31, 2019, the Company held foreclosed properties which are included in real estate, net with a carrying value of $26.1 million and $50.7 million, respectively. At June 30, 2020 and December 31, 2019, the Company held foreclosed properties in assets held for sale of $55.4 million and $57.9 million, respectively.
Depreciation Expense
Depreciation expense on real estate was $9.4 million and $20.7 million for the three months ended June 30, 2020 and June 30, 2019, respectively. Depreciation expense on real estate was $21.4 million and $40.6 million for the six months ended June 30, 2020 and 2019, respectively.
Property Operating Income
For the six months ended June 30, 2020 and 2019, the components of property operating income were as follows (dollars in thousands):

	Three Months Ended June 30, 2020		Six Months Ended June 30,
	2020	2019	2020	2019
Lease revenues(1)
Minimum lease revenue	$37,204	$45,115	$79,162	$89,643
Variable lease revenue	6,041	5,518	12,690	12,174
	$43,245	$50,633	$91,852	$101,817
Hotel operating income	317	13,188	3,818	24,522
	$43,562	$63,821	$95,670	$126,339
_________________________________________
(1)Excludes net amortization income related to above and below-market leases of $0.2 million and $0.6 million for the three and six months ended June 30, 2020, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of June 30, 2020 (dollars in thousands):

Remainder of 2020	$39,129
2021	76,450
2022	71,920
2023	63,830
2024	58,500
2025 and thereafter	435,117
Total(1)	$744,946
_________________________________________
(1)Excludes minimum future rents for real estate that is classified as held for sale totaling $199.7 million through 2050.
The following table presents approximate future minimum rental income under noncancellable operating leases to be received over the next five years and thereafter as of December 31, 2019 (dollars in thousands):

2020	$120,967
2021	113,170
2022	102,314
2023	85,367
2024	71,714
2025 and thereafter	448,812
Total	$942,344
The rental properties owned at June 30, 2020 are leased under noncancellable operating leases with current expirations ranging from 2020 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Lease Concessions Related to COVID-19
As a result of the COVID-19 crisis, some tenants sought more flexible payment terms and the Company is currently engaged with affected tenants on a case-by-case basis to evaluate and respond to the current environment. For lease concessions resulting directly from the impact of COVID-19 that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee, for example, where total payments required by the modified contract will be substantially the same as or less than the original contract, the Company made a policy election to account for the concessions as though the enforceable rights and obligations for those concessions existed in the lease contracts, under a relief provided by the FASB. Under the relief, the concessions will not be treated as lease modifications that are accounted for over the remaining term of the respective leases, as the Company believes this would not accurately reflect the temporary economic effect of the concessions. Instead, (i) rent deferrals that meet the criteria will be treated as if no changes were made to the lease contract, with continued recognition of lease income and receivable under the original terms of the contract; and (ii) rent forgiveness that meets the criteria will be accounted for as variable lease payments in the affected periods.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2055. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and six months ended June 30, 2020 was $0.8 million and $1.6 million, respectively. Ground rent expense for the three and six months ended June 30, 2019 was $0.7 million and $1.5 million, respectively.
Refer to Note 16, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of June 30, 2020.

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
_________________________________________
(1)Dollar amounts of purchase price and allocation to assets acquired and liabilities assumed are translated using foreign exchange rate as of the respective dates of acquisitions, where applicable.
(2)Useful life of real estate acquired is 4 to 33 years for buildings, 1 to 20 years for site improvements, 1 to 27 years for tenant improvements, 5 to 7 years for furniture, fixtures and equipment, and 1 to 27 years for lease intangibles.
(3)Represents assets acquired by the Company through foreclosure.
The Company did not have any real estate acquisitions in 2020.
Real Estate Held for Sale
The following table summarizes the Company’s assets and related liabilities held for sale related to real estate (dollars in thousands):

	June 30, 2020	December 31, 2019
Assets
Real estate, net	$620,403	$178,564
Deferred leasing costs and intangible assets, net	23,972	5,890
Total assets held for sale	$644,375	$184,454

Liabilities
Intangible liabilities, net	$12,131	$294
Total liabilities related to assets held for sale	$12,131	$294
During the three months ended June 30, 2020, the Company classified several properties in its Net Leased Real Estate and Legacy, Non-Strategic Portfolio as held for sale.
There were no assets held for sale that constituted discontinued operations as of June 30, 2020 and December 31, 2019.
Real Estate Sales
During the six months ended June 30, 2020, the Company completed the sale of seven properties, including four office, one hotel, one multifamily and one manufactured housing for a total gross sales price of $173.6 million and a total loss on sale of $3.6 million. All properties were included in the Company’s Legacy, Non-Strategic Portfolio.
The real estate sold during the six months ended June 30, 2020 did not constitute discontinued operations.
Refer to Note 19, “Subsequent Events” for further detail on additional real estate sales.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at June 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

	June 30, 2020
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$81,429	$(24,837)	$56,592
Deferred leasing costs	28,668	(10,104)	18,564
Above-market lease values	10,468	(5,844)	4,624
	$120,565	$(40,785)	$79,780
Intangible Liabilities
Below-market lease values	$16,200	$(7,822)	$8,378

	December 31, 2019
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$115,139	$(39,093)	$76,046
Deferred leasing costs	42,345	(13,637)	28,708
Above-market lease values	14,318	(6,310)	8,008
	$171,802	$(59,040)	$112,762
Intangible Liabilities
Below-market lease values	$32,652	$(10,503)	$22,149

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Above-market lease values	$(662)	$(876)	$(1,493)	$(1,889)
Below-market lease values	822	1,857	2,058	3,482
Net increase (decrease) to property operating income	$160	$981	$565	$1,593

In-place lease values	$2,748	$5,980	$7,098	$11,454
Deferred leasing costs	1,593	2,408	3,241	4,547
Other intangibles	287	120	263	239
Amortization expense	$4,628	$8,508	$10,602	$16,240

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, excluding those related to assets and liabilities held for sale, for each of the next five years and thereafter as of June 30, 2020 (dollars in thousands):

	Remainder of 2020	2021	2022	2023	2024	2025 and thereafter	Total
Above-market lease values	$823	$1,347	$1,085	$595	$468	$306	$4,624
Below-market lease values	(722)	(1,433)	(1,386)	(1,379)	(1,379)	(2,079)	(8,378)
Net increase (decrease) to property operating income	$101	$(86)	$(301)	$(784)	$(911)	$(1,773)	$(3,754)

In-place lease values	$3,815	$6,850	$6,061	$5,160	$4,861	$29,845	$56,592
Deferred leasing costs	1,830	3,297	2,775	2,223	1,930	6,509	18,564
Amortization expense	$5,645	$10,147	$8,836	$7,383	$6,791	$36,354	$75,156

8. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Restricted cash:
Borrower escrow deposits	$50,605	$74,496
Real estate escrow reserves	19,354	18,020
Capital expenditure reserves	6,499	8,882
Working capital and other reserves	3,882	4,198
Margin pledged as collateral	2,633	19,536
Tenant lockboxes	1,038	933
Total	$84,011	$126,065
The following table presents a summary of other assets as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Other assets:
Right-of-use lease asset	$23,745	$25,480
Prepaid taxes and deferred tax assets	17,795	21,989
Deferred financing costs, net - credit facilities	10,150	8,382
Prepaid expenses	5,854	5,311
Investment deposits and pending deal costs	807	20,779
Other assets	177	1,644
Derivative asset	7	4,122
Total	$58,535	$87,707

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of accrued and other liabilities as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Accrued and other liabilities:
Current and deferred tax liability	$28,514	$31,510
Operating lease liability	23,810	25,495
Accounts payable, accrued expenses and other liabilities	22,143	28,278
Interest payable	12,380	16,259
Prepaid rent and unearned revenue	10,611	16,744
Tenant security deposits	2,518	3,005
Unfunded CECL loan allowance	1,925	—
Derivative liability	44	19,133
Total	$101,945	$140,424

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9. Debt
The following table presents debt as of June 30, 2020 and December 31, 2019 (dollars in thousands):

						June 30, 2020		December 31, 2019
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	LIBOR + 1.59%		$840,423	$834,088	$840,423	$833,153
Subtotal securitization bonds payable, net						840,423	834,088	840,423	833,153

Mortgage and other notes payable, net
Net lease 6(4)		Non-recourse	Oct-27	4.45%		23,906	23,906	24,117	24,117
Net lease 5(5)		Non-recourse	Nov-26	4.45%		3,389	3,303	3,422	3,329
Net lease 4(5)		Non-recourse	Nov-26	4.45%		7,306	7,121	7,384	7,184
Net lease 3(5)		Non-recourse	Jun-21	4.00%		12,364	12,310	12,450	12,368
Net lease 6(5)		Non-recourse	Jul-23	LIBOR + 2.15%		1,514	1,477	1,658	1,615
Net lease 5(4)		Non-recourse	Aug-26	4.08%		31,582	31,321	31,821	31,539
Net lease 1(5)(6)		Non-recourse	Nov-26	4.45%		18,402	17,935	18,579	18,076
Net lease 1(7)		Non-recourse	Mar-28	4.38%		12,166	11,729	12,221	11,758
Net lease 4(4)		Non-recourse	Apr-21(8)	LIBOR + 2.50%		75,871	75,677	74,916	74,845
Net lease 1(4)		Non-recourse	Jul-25	4.31%		250,000	247,224	250,000	246,961
Net lease 2(4)(9)		Non-recourse	Jun-25	3.91%		165,312	167,656	181,952	184,532
Net lease 3(4)		Non-recourse	Sep-33	4.77%		200,000	198,562	200,000	198,521
Other real estate 4(5)		Non-recourse	Dec-23	4.84%		42,545	42,966	42,925	43,407
Other real estate 2(5)(10)		Non-recourse	Dec-23	4.94%		—	—	42,443	42,851
Other real estate 8(5)		Non-recourse	Jun-30	3.53%		22,880	22,587	15,819	16,324
Other real estate 10(5)(11)		Non-recourse	Jun-30	3.53%		12,482	12,296	11,744	11,939
Other real estate 9(5)		Non-recourse	Nov-26	3.98%		23,657	22,904	23,885	23,133
Other real estate 1(5)		Non-recourse	Oct-24	4.47%		107,871	108,532	108,719	109,475
Other real estate 3(5)		Non-recourse	Jan-25	4.30%		74,579	73,946	75,256	74,554
Other real estate 5(5)(10)		Non-recourse	Apr-23	LIBOR + 4.00%		—	—	33,498	32,801
Other real estate 6(5)(12)		Non-recourse	Apr-24	LIBOR + 2.95%		21,500	20,946	21,500	20,825
Loan 9(13)		Non-recourse	Jun-24	LIBOR + 3.00%		71,748	71,748	65,958	65,958
Subtotal mortgage and other notes payable, net						1,179,074	1,174,146	1,260,267	1,256,112

Bank credit facility
Bank credit facility	$450,000	Recourse	Feb-23 (14)	LIBOR + 2.25%		195,000	195,000	113,500	113,500
Subtotal bank credit facility						195,000	195,000	113,500	113,500

Master repurchase facilities
Bank 1 facility 3	$400,000	Limited Recourse(15)	Apr-23(16)	LIBOR + 1.91%	(17)	104,559	104,559	106,309	106,309
Bank 2 facility 3	200,000	Limited Recourse(15)	Oct-22(18)	LIBOR + 2.50%	(17)	21,353	21,353	22,750	22,750
Bank 3 facility 3	600,000	Limited Recourse(15)	Apr-22	LIBOR + 2.15%	(17)	207,176	207,176	265,633	265,633
Bank 7 facility 1	500,000	Limited Recourse(15)	Apr-22(19)	LIBOR + 1.93%	(17)	181,396	181,396	221,421	221,421
Bank 8 facility 1	250,000	Limited Recourse(15)	Jun-21(20)	LIBOR + 2.00%	(17)	152,337	152,337	164,098	164,098
Bank 9 facility 1	300,000	(21)	Nov-23(22)	(23)	(17)	—	—	—	—
Subtotal master repurchase facilities	$2,250,000					666,821	666,821	780,211	780,211

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

						June 30, 2020		December 31, 2019
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

CMBS credit facilities
Bank 1 facility 1		Recourse	(24)	NA	(25)	—	—	20,375	20,375
Bank 1 facility 2		Recourse	(24)	NA	(25)	—	—	18,834	18,834
Bank 3 facility		Recourse	(24)	NA	(25)	—	—	—	—
Bank 4 facility		Recourse	(24)	NA	(25)	—	—	—	—
Bank 5 facility 1		Recourse	(24)	NA	(25)	—	—	—	—
Bank 5 facility 2		Recourse	(24)	NA	(25)	—	—	—	—
Bank 6 facility 1		Recourse	(24)	4.25%		23,122	23,122	83,584	83,584
Bank 6 facility 2		Recourse	(24)	4.25%		15,230	15,230	82,729	82,729
Subtotal CMBS credit facilities						38,352	38,352	205,522	205,522
Subtotal credit facilities						900,173	900,173	1,099,233	1,099,233

Total						$2,919,670	$2,908,407	$3,199,923	$3,188,498
_________________________________________
(1)Subject to customary non-recourse carveouts.
(2)Difference between principal amount and carrying value of securitization bonds payable, net and mortgage and other notes payable, net is attributable to deferred financing costs, net and premium/discount on mortgage notes payable.
(3)The Company, through indirect Cayman subsidiaries, securitized commercial mortgage loans originated by the Company. Senior notes issued by the securitization trusts were generally sold to third parties and subordinated notes retained by the Company. These securitizations are accounted for as secured financing with the underlying mortgage loans pledged as collateral. Principal payments from underlying collateral loans must be applied to repay the notes until fully paid off, irrespective of the contractual maturities on the notes. Underlying collateral loans have initial terms of two to three years.
(4)Represents a mortgage note collateralized by an investment in the Company’s Core Portfolio.
(5)Represents a mortgage note collateralized by an investment in the Company’s Legacy, Non-Strategic Portfolio.
(6)Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.
(7)Represents a mortgage note collateralized by three properties in the Company’s Legacy, Non-Strategic Portfolio.
(8)The current maturity of the mortgage payable is April 2021, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(9)As of June 30, 2020, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $165.3 million.
(10)Represents a mortgage note that was repaid during the first quarter of 2020 in connection with the sale of the collateralized properties.
(11)Represents two separate senior mortgage notes with a weighted average maturity of December 2020 and weighted average interest rate of 3.53%.
(12)The current maturity of the mortgage payable is April 2022, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(13)The current maturity of the note payable is June 2021, with three one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents. The loan is included in the Company’s Core Portfolio.
(14)The ability to borrow additional amounts terminates on February 1, 2022 at which time the Company may, at its election, extend the termination date for two additional six-month terms.
(15)Recourse solely with respect to 25.0% of the financed amount.
(16)The next maturity date is April 2021, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(17)Represents the weighted average spread as of June 30, 2020. The contractual interest rate depends upon asset type and characteristics and ranges from one-month London Interbank Offered Rates (“LIBOR”) plus 1.50% to 2.60%.
(18)The next maturity date is October 2020, with two one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(19)The next maturity date is April 2021, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(20)The next maturity date is June 2021, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(21)Recourse is either 25.0% or 50.0% depending on loan metrics.
(22)The next maturity date is November 2021, with two one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(23)The interest rate will be determined by the lender in its sole discretion.
(24)The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from one to three months.
(25)CMBS Credit Facilities are undrawn and fully available.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at June 30, 2020 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net(1)	Credit Facilities(1)
Remainder of 2020	$39,683	$—	$1,331	$38,352
2021	242,811	—	90,474	152,337
2022	412,445	—	2,520	409,925
2023	344,595	—	45,036	299,559
2024	203,338	—	203,338	—
2025 and thereafter	1,676,798	840,423	836,375	—
Total	$2,919,670	$840,423	$1,179,074	$900,173
_________________________________________
(1)Includes $427.4 million of future minimum principal payments related to assets held for sale.
Bank Credit Facility
On February 1, 2018, the Company, through subsidiaries, including the OP, entered into a credit agreement with several lenders to provide a revolving credit facility in the aggregate principal amount of up to $400.0 million (the “Bank Credit Facility”). On December 17, 2018, the aggregate amount of revolving commitments was increased to $525.0 million and on February 4, 2019, the aggregate amount of revolving commitments was increased to $560.0 million. On May 6, 2020 these commitments were reduced to $450.0 million. The Bank Credit Facility will mature on February 1, 2022, unless the OP elects to extend the maturity date for up to two additional six-month terms.
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At June 30, 2020, the borrowing base valuation was sufficient to support the outstanding principal amount of $195.0 million.
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the applicable borrower’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35%) at June 30, 2020), depending upon the amount of facility utilization.
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
The Bank Credit Facility contains various affirmative and negative covenants including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as specified in the Bank Credit Facility. On May 6, 2020, the Company amended the Bank Credit Facility to, among other things, (i) reduce the minimum tangible net worth covenant to $1.5 billion, providing portfolio management flexibilities as a result of any disruptions in investments caused by COVID-19 or other factors; (ii) reduce the facility size to $450.0 million, (iii) limit dividends in line with taxable income and restrict stock repurchases, each for liquidity preservation purposes, and (iv) focus new investments on senior mortgages. At June 30, 2020, the Company was in compliance with all of the financial covenants.
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
CLNC 2019-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within CLNC 2019-FL1.
Additionally, CLNC 2019-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. While we continue to closely monitor all loan investments contributed to CLNC 2019-FL1, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
As of June 30, 2020, the Company had $1.0 billion carrying value of CRE debt investments financed with $840.4 million of securitization bonds payable, net.
Master Repurchase Facilities
As of June 30, 2020, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.3 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of June 30, 2020, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of June 30, 2020, the Company had $1.0 billion carrying value of CRE debt investments financed with $666.8 million under the master repurchase facilities.
On May 7, 2020, the Company amended all six of its Master Repurchase Facilities to reduce the minimum tangible net worth covenant consistent with the Bank Credit Facility. During the first quarter of 2020, the Company received and timely paid a margin call on a hospitality loan and made voluntarily paydowns on two other hospitality and one retail loan. The lender granted the Company a holiday from future margin calls between three and four months, and it obtained broader discretion to enter into permitted modifications with the borrowers on these three specific loans, if necessary.
In May, the Company entered into agreements to modify two of its Master Repurchase Facilities pursuant to which it reduced facility advances corresponding to ten senior mortgage loans financed under such facilities. The Company and its lender counterparties agreed to temporary modifications providing for six-month holidays from future margin calls as well as providing additional protections before certain repurchase obligations may be triggered. The Company was also provided broader discretion to negotiate with the borrowers to implement certain modifications to the underlying loans during such period.
CMBS Credit Facilities
As of June 30, 2020, the Company entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of June 30, 2020, the Company had $60.0 million carrying value of CRE securities financed with $31.6 million under its CMBS Credit Facilities. As of June 30, 2020, the Company had $23.1 million carrying value of underlying investments in the subordinate tranches of the securitization trusts financed with $6.8 million under its CMBS Credit Facilities.
During the first quarter, the Company received and paid margin calls on its CMBS Credit Facilities of $48.9 million. During the second quarter, the Company consolidated its CMBS Credit Facilities borrowings with one existing counterparty bank. In connection with the consolidation, the Company paid down the CMBS Credit Facilities borrowing advance rate to a blended borrowing advance rate of 62% and extended the repurchase date on all such borrowings first to June 30, 2020 and then to

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
December 31, 2020. This $73.9 million paydown allowed for a 15% additional loss on a bond specific basis before further margin calls. As of August 6, 2020, the Company had $38.4 million outstanding under its CMBS Credit Facilities. The consolidated facility bears a fixed interest rate of 4.25%.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three and six months ended June 30, 2020, the total management fee expense incurred was $7.2 million and $15.2 million, respectively. For the three and six months ended June 30, 2019, the total management fee expense incurred was $11.4 million and $22.7 million, respectively. As of June 30, 2020 and December 31, 2019, $7.3 million and $8.4 million, respectively, of unpaid management fee were included in due to related party in the Company’s consolidated balance sheets.
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
The Company did not incur any incentive fees during the three and six months ended June 30, 2020 and 2019.
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
For the three and six months ended June 30, 2020, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $2.4 million and $5.1 million, respectively, and are included in administrative expense on the consolidated statements of operations. For the three and six months ended June 30, 2019, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $2.8 million and $5.6 million, respectively. As of June 30, 2020 and December 31, 2019, there were $2.3 million and $2.7 million, respectively, of unpaid expenses included in due to related party in the Company’s consolidated balance sheets.
Equity Plan Grants
In April 2020, the Company granted 143,000 shares to its chief executive officer, an employee of the Manager, under the 2018 Equity Incentive Plan (the "2018 Plan"). In March 2019, the Company granted 800,000 shares to the Manager and/or employees thereof under the 2018 Plan. In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and the Manager and/or employees thereof under the 2018 Plan. 928,230 shares remain granted and unvested as of June 30, 2020. See Note 11, “Equity-Based Compensation” for further discussion on the 2018 Plan including shares issued to independent directors of the Company. In connection with these grants, the Company recognized share-based compensation expense of $1.5 million and $1.7 million to its Manager within administrative expense in the consolidated statement of operations for the three and six months ended June 30, 2020, respectively. The Company recognized share-based compensation expense of $2.6 million and $4.3 million to its Manager within administrative expense in the consolidated statement of operations for the three and six months ended June 30, 2019, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Colony Capital, Inc. Internalization Discussions with the Company
As previously disclosed, the Company’s Board of Directors formed a special committee consisting exclusively of independent and disinterested directors (the “Special Committee”) to explore an internalization proposal made by Colony Capital as well as other strategic alternatives. Subsequently, due to ongoing uncertainty surrounding the duration and magnitude of the COVID-19 pandemic and its impact on the global economy, on April 1, 2020, Colony Capital reported in Amendment No. 3 to Schedule 13D (filed with the U.S. Securities and Exchange Commission) that it has postponed any decision regarding a disposition of its management agreement with the Company until market conditions improve. The Special Committee has continued to explore alternatives but has been unable to negotiate mutually acceptable terms with Colony Capital. The Special Committee will continue to consider value-enhancing alternatives for the Company as opportunities arise.
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
In July 2017, NorthStar II entered into a joint venture with an affiliate of the Manager to make a $60.0 million investment in a $180.0 million mezzanine loan which was originated by such affiliate of the Manager. The transaction was approved by NorthStar II’s board of directors, including all of its independent directors. The investment was purchased by the Company in connection with the Combination. In June 2018, the Company increased its commitment to $101.8 million in connection with the joint venture bifurcating the mezzanine loan into a mezzanine loan and a preferred equity investment. The Company’s interest in both the underlying mezzanine loan and preferred equity investment is 31.8%, and the affiliate entities own the remaining 68.2%. Both the underlying mezzanine loan and preferred equity investment carry a fixed 13.0% interest rate. This investment is recorded in investments in unconsolidated ventures in the Company’s consolidated balance sheets. In July 2019, the Company increased its commitment in the mezzanine loan from $101.8 million to $189.0 million. The Company’s interest in the upsized mezzanine loan is 45.2% and it carries a fixed 13.0% interest rate. As of June 30, 2020, the Company had an unfunded commitment of $14.5 million remaining. During the three months ended June 30, 2020, the Company made its pro-rata share of two protective advances to the senior mortgage lender totaling $28.5 million. See Note 4, “Investments in Unconsolidated Ventures,” for further information.
In May 2018, the Company acquired an $89.1 million (at par) preferred equity investment in an investment vehicle that owns a seven-property office portfolio located in the New York metropolitan area from an affiliate of the Company’s Manager. The affiliate has a 27.2% ownership interest in the borrower. The preferred equity investment carries a fixed 12.0% interest rate. This investment is recorded in loans and preferred equity held for investment, net in the Company’s consolidated balance sheets. Subsequent to June 30, 2020, the Company accepted a discounted payoff and recognized an impairment loss of $20.9 million. See Note 4, “Loans and Preferred Equity Held for Investment, net and Loans Held for Sale” for further information.
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
Shares subject to an award granted under the 2018 Plan will be counted against the maximum number of shares of Class A common stock available for issuance thereunder as one share of Class A common stock for every one share of Class A common stock subject to such an award. Shares subject to an award granted under the 2018 Plan will again become available for issuance under the 2018 Plan if the award terminates by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares (except as set forth in the following sentence). The number of shares of Class A common stock available for issuance under the 2018 Plan will not be increased by (i) any shares tendered or withheld in connection with the purchase of shares upon exercise of a stock option, (ii) any shares deducted or delivered in connection with the Company’s tax withholding obligations, or (iii) any shares purchased by the Company with proceeds from stock option exercises. The shares granted in May 2020 to the independent directors of the Company under the 2018 Plan vest in May 2021. Shares granted to non-independent directors, officers and the Manager under the 2018 Plan vest ratably in three annual installments.
The table below summarizes our awards granted, forfeited or vested under the 2018 Plan during the six months ended June 30, 2020:

	Number of Shares
	Restricted Stock	Total	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2019	1,335,590	1,335,590	$17.79
Granted	237,340	237,340	3.70
Vested	(451,855)	(451,855)	17.34
Forfeited	(192,845)	(192,845)	17.21
Unvested shares at June 30, 2020	928,230	928,230	$16.14
Fair value of equity awards that vested during the six months ended June 30, 2020 and June 30, 2019, determined based on their respective fair values at vesting date, was $2.7 million and $5.4 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations.
At June 30, 2020, aggregate unrecognized compensation cost for all unvested equity awards was $6.3 million, which is expected to be recognized over a weighted-average period of 1.4 years.
12. Stockholders’ Equity
Authorized Capital
As of June 30, 2020, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock. On February 1, 2019, the Class B-3 common stock automatically converted to Class A common stock and each unissued share of Class B-3 common stock was automatically reclassified as one share of Class A common stock.
The Company had no shares of preferred stock issued and outstanding as of June 30, 2020.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Dividends
During the six months ended June 30, 2020, the Company declared the following dividends on its common stock:

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
As of June 30, 2020, the Company had not repurchased any shares under the Stock Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2019	$15,909	$25,872	$(13,487)	$28,294
Other comprehensive income (loss)	(73,273)	21,255	(18,981)	(70,999)
AOCI at March 31, 2020	$(57,364)	$47,127	$(32,468)	$(42,705)
Other comprehensive loss before reclassification	(26,905)	—	—	(26,905)
Amounts reclassified from AOCI	84,269	—	—	84,269
Net current period OCI	57,364	—	10,581	67,945
AOCI at June 30, 2020	$—	$47,127	$(21,887)	$25,240

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2018	$(1,295)	$11,037	$(10,141)	$(399)
Other comprehensive income (loss)	9,530	7,222	(3,233)	13,519
AOCI at March 31, 2019	$8,235	$18,259	$(13,374)	$13,120
Other comprehensive income	7,679	916	3,832	12,427
AOCI at June 30, 2019	$15,914	$19,175	$(9,542)	$25,547

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2019	$612	$893	$(801)	$704
Other comprehensive income (loss)	(1,756)	509	(455)	(1,702)
AOCI at March 31, 2020	$(1,144)	$1,402	$(1,256)	$(998)
Other comprehensive income before reclassification	(872)	—	—	(872)
Amounts reclassified from AOCI	2,016	—	—	2,016
Net current period OCI	1,144	—	259	1,403
AOCI at June 30, 2020	$—	$1,402	$(997)	$405

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2018	$(32)	$268	$(246)	$(10)
Other comprehensive income (loss)	228	173	(77)	324
AOCI at March 31, 2019	$196	$441	$(323)	$314
Other comprehensive income	184	22	91	297
AOCI at June 30, 2019	$380	$463	$(232)	$611

Changes in Components of AOCI - Noncontrolling Interests in investment entities

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2019	$—	$—	$—	$—
Other comprehensive income (loss)	—	—	—	—
AOCI at March 31, 2020	$—	$—	$—	$—
Other comprehensive income	—	—	257	257
AOCI at June 30, 2020	$—	$—	$257	$257

The following table presents the details of the reclassifications from AOCI for the six months ended June 30, 2020:

(in thousands)
Component of AOCI reclassified into earnings	Six Months Ended June 30, 2020	Affected Line Item in the Consolidated Statements of Operations
Realized loss on sale of real estate securities	$(57,364)	Other gain (loss), net
Impairment of real estate securities	(26,905)	Other gain (loss), net

The Company had no reclassifications from AOCI for the six months ended June 30, 2019.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
13. Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited partnership interests in the OP held by RED REIT. Net income (loss) attributable to the noncontrolling interests is based on the limited partners’ ownership percentage of the OP. Net loss attributable to the noncontrolling interests of the OP was $5.4 million and $7.3 million for the three and six months ended June 30, 2020, respectively. Net loss attributable to the noncontrolling interests of the OP for the three and six months ended June 30, 2019 was $2.6 million and $2.2 million, respectively.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities for the three and six months ended June 30, 2020 was $8.1 million and $7.6 million, respectively.
Net loss attributable to noncontrolling interests in the investment entities for the three and six months ended June 30, 2019 was $0.9 million and $1.2 million, respectively.
5-Investment Preferred Financing
On June 5, 2020, subsidiaries of the Company entered into a preferred financing arrangement (on a portfolio of five underlying Company investment interests) (the “5-Investment Preferred Financing”) from investment vehicles managed by Goldman Sachs (“GS”). The financing provided $200 million of proceeds at closing. The preferred financing is limited to (i) the Company’s interests in four co-investments, three of which are in the Company’s Core Portfolio and one which is in the Legacy, Non-Strategic Portfolio, alongside investment funds managed by affiliates of the Company’s manager, each of which are financings on underlying development projects (including residential, office and/or mixed-use components), and (ii) a wholly-owned triple-net industrial distribution center investment leased to a national grocery chain, which is included in the Company’s Core Portfolio. The preferred financing provides GS a 10% preferred return and certain other minimum returns, as well as a minority interest in future cash flows.
The Company and its affiliates control the continuing investment and portfolio management of such investments and thus continues to consolidate these investments on the Consolidated Balance Sheet at June 30, 2020. The preferred financing provides for a disproportionate allocation of profits and losses, and thus each party’s share of earnings or loss is determined using a balance sheet approach known as the HLBV method. Under the HLBV method, earnings and losses are recognized based on the change in each party’s capital account from the beginning of the period in question to the end of the period, adjusting for the effects of distributions and new investments. The entity measures each party’s capital account assuming that the subsidiary was liquidated or sold at book value. The noncontrolling interest in investment entities on the Company’s consolidated balance sheet includes $270 million representing GS’s investment at June 30, 2020 under the HLBV method. The preferred financing resulted in a reallocation of a portion of stockholders equity to noncontrolling interest, resulting in a $70 million reduction in stockholders equity.
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
Real Estate Securities
CRE securities are generally valued using a third-party pricing service or broker quotations. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain CRE securities may be valued based on a single broker quote, dealer bid or an internal price. Situations where management applies adjustments based on or using unobservable inputs and would be classified as Level 3 of the fair value hierarchy. Management determines the prices are representative of fair value through a review of available data, including observable inputs, recent transactions as well as its knowledge of and experience in the market.
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
In determining the fair value of the trusts’ financial liabilities, the dealers will consider contractual cash payments and yields expected by market participants. Dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. The Company’s collateralized mortgage obligations are classified as Level 2 of the fair value hierarchy, where a third-party pricing service or broker quotations are available and are based on observable valuation inputs, and as Level 3 of the fair value hierarchy, where internal price is utilized based on or using unobservable inputs. In accordance with ASC 810, Consolidation, the assets of the securitization trusts are an aggregate value derived from the fair value of the trust’s liabilities, and the Company has determined that the valuation of the trust’s assets in their entirety including its retained interests from the securitizations (eliminated in consolidation in accordance with U.S. GAAP) should be classified as Level 3 of the fair value hierarchy.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures - PE Investments	$—	$124	$6,969	$7,093	$—	$1,425	$8,858	$10,283
Real estate securities, available for sale	—	60,010	—	60,010	—	252,824	—	252,824
Mortgage loans held in securitization trusts, at fair value	—	—	1,839,953	1,839,953	—	—	1,872,970	1,872,970
Other assets - derivative assets	—	7		7	—	4,122	—	4,122
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$1,758,325	$—	$1,758,325	$—	$1,762,914	$—	$1,762,914
Other liabilities - derivative liabilities	—	44	—	44	—	19,133	—	19,133
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2020 and year ended December 31, 2019 (dollars in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2019
	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)
Beginning balance	$8,858	$1,872,970	$160,851	$3,116,978
Contributions(2)/purchases	—	—	151	—
Distributions/paydowns	(2,558)	(13,138)	(18,407)	(55,288)
Deconsolidation of securitization trust(3)	—	—	—	(1,239,627)
Equity in earnings	669	—	—	—
Sale of investments	—	—	(48,930)	(39,848)
Transfers out of Level 3		—	(84,807)	—
Unrealized gain (loss) in earnings	—	(19,879)	—	87,983
Realized gain in earnings		—	—	2,772
Ending balance	$6,969	$1,839,953	$8,858	$1,872,970
_________________________________________
(1)For the six months ended June 30, 2020, the Company recorded an unrealized loss of $19.9 million related to mortgage loans held in securitization trusts, at fair value and an unrealized loss of $8.5 million related to mortgage obligations issued by securitization trusts, at fair value.
(2)Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.
(3)In July 2019, the Company sold its retained investments in the subordinate tranches of one securitization trust. As a result of the sale, the Company deconsolidated one of the securitization trusts. See Note 5, “Real Estate Securities, Available for Sale” for further information.
Transfers of assets into or out of Level 3 are presented at their fair values as measured at the end of the reporting period. Assets transferred out of Level 3 represent PE Investments that were valued based on their contracted sales price in March 2019.
As of June 30, 2020 and December 31, 2019, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of June 30, 2020 and December 31, 2019, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. As of June 30, 2020 and December 31, 2019, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included yields ranging from 14.2% to 36.0% and 15.0% to 16.1%, respectively, and a weighted average life of 5.5 years and 5.4 years, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the three and six months ended June 30, 2020, the Company recorded a net unrealized loss of $9.0 million and $28.4 million, respectively, related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. For the three and six months ended June 30, 2019, the Company recorded a net unrealized gain of $5.5 million and $6.6 million, respectively, related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
For the three and six months ended June 30, 2020, the company did not record a realized gain on mortgage loans held in securitization trusts, at fair value. For the three and six months ended June 30, 2019, the Company recorded a de minimis realized gain on mortgage loans held in securitization trusts, at fair value, which represents a recovery of a loss previously recorded in 2018. This amount is recorded as realized gain on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of June 30, 2020 and December 31, 2019, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020				December 31, 2019
	Principal Amount	Carrying Value		Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net	$2,301,950	$2,242,574	(2)	$2,250,148	$2,858,423	(2)	$2,576,332	$2,470,561
Financial liabilities:(1)
Securitization bonds payable, net	$840,423	$834,088		$840,423	$840,423		$833,153	$840,423
Mortgage and other notes payable, net	1,179,074	1,174,146		1,178,315	1,260,267		1,256,112	1,260,675
Master repurchase facilities	900,173	900,173		900,173	1,099,233		1,099,233	1,099,233
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $205.0 million and $276.6 million as of June 30, 2020 and December 31, 2019, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2020. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of June 30, 2020, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of June 30, 2020, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following table summarizes assets carried at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans and preferred equity held for investment, net	$—	$—	$2,242,574	$2,242,574	$—	$—	$104,797	$104,797
Loans held for sale	—	—	104,900	104,900	—	—	5,016	5,016
Real estate, net	—	—	—	—	—	—	448,690	448,690
Real estate assets held for sale	—	—	154,226	154,226	—	—	134,966	134,966
Investments in unconsolidated ventures	—	—	—	—	—	—	211,024	211,024
Deferred leasing costs and intangible assets, net	—	—	—	—	—	—	42,122	42,122

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loans:
Loans and preferred equity held for investment, net	$5,117	$—	$38,493	$—
Loans held for sale	32,840	—	69,415	—
Total	$37,957	$—	$107,908	$—

Real Estate:
Real estate, net	$—	$10,124	$—	$10,124
Real estate held for sale	25,935	—	30,061	—
Total	$25,935	$10,124	$30,061	$10,124

Loans and preferred equity held for investment, net— consisted of the Company’s CECL provision for loan losses in the Core Portfolio, as well as two loans that the company individually evaluated for impairment in the Company’s Core Portfolio, which reflected the reduction of the estimated fair value based on the discounted payoff of one loan and the sale of collateral and repayment of another loan, both of which occurred subsequent to June 30, 2020.
Loans held for sale— consisted of one loan in the Company’s Core Portfolio secured by a hospitality asset in San Diego, California, West Hospitality as held for sale and for which the Company recognized a net loss of $32.8 million to reflect the expected proceeds to be collected in a sale of the loan. The Company had recorded a $5.2 million allowance for loan losses as of March 31, 2020, which included a $2.6 million allowance for loan losses resulting from CECL adoption and an additional $2.6 million provision for loan losses recognized for West Hospitality during the three months ended March 31, 2020. In connection with transferring the loan to held for sales during the current quarter, the Company reversed out the $5.2 million from provision for loan losses line item and recorded a $38.0 million in other loss, net. Subsequent to June 30, 2020 the West Hospitality loan was sold. The Company received $105.2 million in gross proceeds and will recognize an additional loss of $0.3 million.
Real estate held for sale— consisted of certain properties in the Company’s portfolio of real estate in its Legacy, Non-Strategic Portfolio segment. The amount of the impairment recognized was determined based on feedback received during the sales process. The fair value of the impaired properties was determined based on broker price opinions and third party bids received which utilized terminal capitalization rates ranging from 6% to 16%. The Company recognized $25.9 million of impairment on its Legacy, Non-Strategic Portfolio properties during the three and six months ended June 30, 2020.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of June 30, 2020 and December 31, 2019, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	June 30, 2020		December 31, 2019
	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$—	$—	$—	$4,122	$4,122
Interest rate contracts	7	7	—	—	—
Included in other assets	$7	$7	$—	$4,122	$4,122
Derivative Liabilities
Foreign exchange contracts	$—	$—	$(2,128)	$(29)	$(2,157)
Interest rate contracts	(44)	(44)	—	(16,976)	(16,976)
Included in accrued and other liabilities	$(44)	$(44)	$(2,128)	$(17,005)	$(19,133)
As of June 30, 2020, the Company’s counterparties held $0.1 million in cash collateral.
The following table summarizes the Company’s interest rate contracts as of June 30, 2020:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)		Range of Maturity Dates
		Designated	Non-Designated
Interest Rate Swap	USD	$—	$109,637	April 2021 - July 2023
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations and of comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other gain (loss), net
Non-designated foreign exchange contracts	$8,556	$141	$4,474	$378
Non-designated interest rate contracts	(721)	(6,178)	(17,091)	(10,261)
	$7,835	$(6,037)	$(12,617)	$(9,883)
Other income
Non-designated foreign exchange contracts	$(8,560)	$—	$178	$—
Non-designated interest rate contracts	—	—	—	—
	$(8,560)	$—	$178	$—
Accumulated other comprehensive income (loss)
Designated foreign exchange contracts	$—	$938	$21,764	$8,333
	$—	$938	$21,764	$8,333
During the six months ended June 30, 2020, the Company received $28.2 million from the unwind of its NOK and EUR FX forwards and realized a gain of $8.7 million which is included in other loss, net on its consolidated statements of operations.
During the six months ended June 30, 2020, the Company unwound its remaining interest rate swaps and realized a loss of $34.0 million, which is included in other loss, net on its consolidated statement of operations. This was previously recorded as an unrealized loss as of March 31, 2020.
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), net. During the three and six months ended June 30, 2020 and 2019, no gain (loss) was transferred from accumulated other comprehensive income (loss).

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
		(Assets) Liabilities	Cash Collateral Pledged
June 30, 2020
Derivative Assets
Interest rate contracts	$7	$(7)	$—	$—
	$7	$(7)	$—	$—
Derivative Liabilities
Interest rate contracts	$(44)	$7	$37	$—
	$(44)	$7	$37	$—

December 31, 2019
Derivative Assets
Foreign exchange contracts	$4,122	$(2,157)	$—	$1,965
	$4,122	$(2,157)	$—	$1,965
Derivative Liabilities
Foreign exchange contracts	$(2,157)	$2,157	$—	$—
Interest rate contracts	(16,976)	—	16,976	—
	$(19,133)	$2,157	$16,976	$—
16. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2020, assuming the terms to qualify for future fundings, if any, have been met, total unfunded lending commitments for loans and preferred equity held for investment was $164.2 million for senior loans, $12.4 million for securitized loans, $0.1 million for corporate term loans, $28.4 million for mezzanine loans and $1.4 million for loans held for sale. Total unfunded commitments for equity method investments was $39.3 million.
Ground Lease Obligation
The Company’s operating leases are ground leases acquired with real estate.
At June 30, 2020, the weighted average remaining lease terms were 14.5 years for ground leases.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents lease expense, included in property operating expense, for the three and six months ended June 30, 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense:
Minimum lease expense	$797	$735	$1,601	$1,544
Variable lease expense	—	—	—	—
	$797	$735	$1,601	$1,544
The operating lease liability was determined using a weighted average discount rate of 5.2%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of June 30, 2020 (dollars in thousands):

Remainder of 2020	$1,593
2021	3,171
2022	3,199
2023	3,229
2024	2,338
2025 and thereafter	21,725
Total lease payments	35,255
Less: Present value discount	11,445
Operating lease liability (Note 8)	$23,810
The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of December 31, 2019 (dollars in thousands):

2020	$3,232
2021	3,216
2022	3,244
2023	3,274
2024	2,383
2025 and thereafter	23,079
Total lease payments	38,428
Less: Present value discount	12,933
Operating lease liability (Note 8)	$25,495
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of June 30, 2020, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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
During the third quarter of 2019, the Company realigned the business and reportable segment information to reflect how the CODM regularly review and manage the business. As a result, the Company presents its business segments as follows:
•Core Portfolio, which consists of the following four segments and remain unchanged from the prior segments:
◦Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior mortgage loans,

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
mezzanine loans, and preferred equity interests as well as participations in such loans. The segment also includes ADC loan arrangements accounted for as equity method investments.
◦CRE Debt Securities—investments currently consisting of BBB and some BB rated CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool), or CRE CLOs (including the junior tranches thereof, collateralized by pools of CRE debt investments).
◦Net Leased Real Estate—direct investments in CRE with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes.
◦Corporate—includes corporate-level asset management and other fees, related party and general and administrative expenses to the Core Portfolio only.
•Legacy, Non-Strategic Portfolio—segment consists of direct investments in operating real estate such as multi-tenant office and multifamily residential assets such as real estate acquired in settlement of loans (“REO”) which the Company plans to exit. It also includes two portfolios of PE Investments and certain retail and other legacy loans originated prior to the Combination. This segment includes corporate-level asset management and other fees, related party and general and administrative expenses related to the Legacy, Non-Strategic Portfolio only.
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
The following tables present segment reporting for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Core
	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Three months ended June 30, 2020
Net interest income (expense)	$27,148	$1,051	$2	$(2,752)	$25,449	$(511)	$24,938
Property and other income	81	—	14,636	116	14,833	20,529	35,362
Management fee expense	—	—	1	(6,486)	(6,485)	(721)	(7,206)
Property operating expense	—	—	(3,275)	—	(3,275)	(13,036)	(16,311)
Transaction, investment and servicing expense	(1,130)	(37)	(4)	(269)	(1,440)	(1,467)	(2,907)
Interest expense on real estate	—	—	(8,085)	—	(8,085)	(3,733)	(11,818)
Depreciation and amortization	—	—	(9,297)	—	(9,297)	(4,723)	(14,020)
Provision for loan losses	86	—	—	—	86	(35)	51
Impairment of operating real estate	—	—	—	—	—	(25,935)	(25,935)
Administrative expense	(372)	(200)	(121)	(3,719)	(4,412)	(2,339)	(6,751)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(9,498)	—	523	(8,975)	—	(8,975)
Other gain (loss), net	(48,110)	(87,006)	8,556	(2)	(126,562)	6,929	(119,633)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(22,297)	(95,690)	2,413	(12,589)	(128,163)	(25,042)	(153,205)
Equity in earnings (loss) of unconsolidated ventures	(85,328)	—	—	—	(85,328)	51	(85,277)
Income tax benefit (expense)	(2,199)	—	98	—	(2,101)	(1)	(2,102)
Net income (loss)	$(109,824)	$(95,690)	$2,511	$(12,589)	$(215,592)	$(24,992)	$(240,584)

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Core
	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Three months ended June 30, 2019
Net interest income (expense)	$17,902	$5,442	$—	$(2,453)	$20,891	$3,036	$23,927
Property and other income	148	74	29,847	1	30,070	35,131	65,201
Management fee expense	—	—	—	(9,086)	(9,086)	(2,271)	(11,357)
Property operating expense	—	—	(7,901)	—	(7,901)	(20,239)	(28,140)
Transaction, investment and servicing expense	(537)	—	(60)	280	(317)	(734)	(1,051)
Interest expense on real estate	—	—	(8,814)	—	(8,814)	(5,084)	(13,898)
Depreciation and amortization	—	—	(12,888)	—	(12,888)	(16,369)	(29,257)
Provision for loan losses	—	—	—	—	—	(110,258)	(110,258)
Impairment of operating real estate	—	—	—	—	—	(10,124)	(10,124)
Administrative expense	(13)	(348)	(43)	(3,764)	(4,168)	(3,842)	(8,010)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	5,154	—	395	5,549	—	5,549
Other gain (loss), net	—	(6,156)	144	(4)	(6,016)	(46)	(6,062)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	17,500	4,166	285	(14,631)	7,320	(130,800)	(123,480)
Equity in earnings (loss) of unconsolidated ventures	17,917	—	—	—	17,917	(5,360)	12,557
Income tax benefit (expense)	—	—	(359)	—	(359)	492	133
Net income (loss)	$35,417	$4,166	$(74)	$(14,631)	$24,878	$(135,668)	$(110,790)
_________________________________________
(1)Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended June 30, 2020 and June 30, 2019, $0.5 million and $0.4 million, respectively, was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Core
	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Six months ended June 30, 2020
Net interest income (expense)	$50,631	$6,593	$9	$(4,628)	$52,605	$189	$52,794
Property and other income	105	72	45,168	121	45,466	51,818	97,284
Management fee expense	—	—	—	(13,002)	(13,002)	(2,150)	(15,152)
Property operating expense	(1)	—	(6,957)	—	(6,958)	(31,884)	(38,842)
Transaction, investment and servicing expense	(1,528)	(37)	(147)	(1,942)	(3,654)	(2,387)	(6,041)
Interest expense on real estate	—	—	(16,546)	—	(16,546)	(8,350)	(24,896)
Depreciation and amortization	—	—	(20,449)	—	(20,449)	(11,547)	(31,996)
Provision for loan losses	(31,413)	—	—	—	(31,413)	(38,468)	(69,881)
Impairment of operating real estate	—	—	—	—	—	(30,061)	(30,061)
Administrative expense	(735)	(735)	(203)	(6,870)	(8,543)	(5,246)	(13,789)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(29,404)	—	977	(28,427)	—	(28,427)
Other gain (loss), net	(48,110)	(103,342)	4,472	(94)	(147,074)	7,279	(139,795)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(31,051)	(126,853)	5,347	(25,438)	(177,995)	(70,807)	(248,802)
Equity in earnings (loss) of unconsolidated ventures	(71,255)	—	—	—	(71,255)	3,145	(68,110)
Income tax benefit (expense)	(2,560)	—	296	—	(2,264)	(1,549)	(3,813)
Net income (loss)	$(104,866)	$(126,853)	$5,643	$(25,438)	$(251,514)	$(69,211)	$(320,725)

	Core
	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Six months ended June 30, 2019
Net interest income (expense)	$33,781	$10,755	$—	$(5,311)	$39,225	$6,660	$45,885
Property and other income	241	141	59,752	—	60,134	68,378	128,512
Management fee expense	—	—	—	(18,172)	(18,172)	(4,543)	(22,715)
Property operating expense	—	—	(16,847)	—	(16,847)	(39,473)	(56,320)
Transaction, investment and servicing expense	(813)	—	(105)	546	(372)	(1,208)	(1,580)
Interest expense on real estate	—	—	(17,384)	—	(17,384)	(10,121)	(27,505)
Depreciation and amortization	—	—	(25,972)	—	(25,972)	(30,947)	(56,919)
Provision for loan losses	—	—	—	—	—	(110,258)	(110,258)
Impairment of operating real estate	—	—	—	—	—	(10,124)	(10,124)
Administrative expense	(303)	(735)	(100)	(6,670)	(7,808)	(6,855)	(14,663)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	5,820	—	758	6,578	—	6,578
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	48	—	—	48	—	48
Other gain (loss), net	—	(10,227)	380	5	(9,842)	(1,299)	(11,141)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	32,906	5,802	(276)	(28,844)	9,588	(139,790)	(130,202)
Equity in earnings (losses) of unconsolidated ventures	36,285	—	—	—	36,285	(2,418)	33,867
Income tax benefit (expense)	(12)	—	2,023	(382)	1,629	(1,127)	502
Net income (loss)	$69,179	$5,802	$1,747	$(29,226)	$47,502	$(143,335)	$(95,833)

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
_________________________________________
(1)Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the six months ended June 30, 2020 and June 30, 2019, $1.0 million and $0.8 million, respectively, was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.
The following table presents total assets by segment as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Core
Total Assets	Senior and Mezzanine Loans and Preferred Equity(1)	CRE Debt Securities	Net Leased Real Estate	Corporate(2)	Total Core Portfolio	Legacy, Non-Strategic Portfolio(3)	Total
June 30, 2020	$2,150,288	$1,843,041	$1,131,680	$1,067,199	$6,192,208	$658,059	$6,850,267
December 31, 2019	2,464,963	2,226,448	1,181,609	496,714	6,369,734	1,044,572	7,414,306
_________________________________________
(1)Includes investments in unconsolidated ventures totaling $410.2 million and $585.0 million as of June 30, 2020 and December 31, 2019, respectively.
(2)Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trusts in consolidation.
(3)Includes PE Investments totaling $7.1 million and $10.3 million as of June 30, 2020 and December 31, 2019, respectively.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total income by geography:
United States	$6,779	$146,214	$131,732	$295,039
Europe	3,353	12,273	24,148	24,919
Other	—	—	—	35
Total(1)	$10,132	$158,487	$155,880	$319,993

	June 30, 2020	December 31, 2019
Long-lived assets by geography:
United States	$621,285	$1,282,189
Europe	282,026	315,369
Total(2)	$903,311	$1,597,558
_________________________________________
(1)Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.
(2)Long-lived assets are comprised of real estate and real estate related intangible assets, and excludes financial instruments and assets held for sale.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
18. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2020 and 2019 consist of the following (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(240,584)	$(110,790)	$(320,725)	$(95,833)
Net (income) loss attributable to noncontrolling interests:
Investment Entities	8,107	880	7,584	1,178
Operating Partnership	5,418	2,569	7,310	2,222
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(227,059)	$(107,341)	$(305,831)	$(92,433)

Numerator:
Net income allocated to participating securities (non-vested shares)	$—	$(627)	$(322)	$(1,093)
Net income (loss) attributable to common stockholders	$(227,059)	$(107,968)	$(306,153)	$(93,526)

Denominator:
Weighted average shares outstanding(1)(2)	128,539	128,534	128,513	128,240

Net income (loss) per common share - basic and diluted(2)	$(1.77)	$(0.84)	$(2.38)	$(0.73)
_________________________________________
(1)For earnings per share, the Company assumes 44.4 million shares of Class B-3 common stock were outstanding prior to January 31, 2018 to reflect the standalone pre-merger financial information of the CLNY Investment Entities, the Company’s predecessor for accounting purposes. On February 1, 2019, the Class B-3 common stock automatically converted to Class A common stock on a one-for-one basis.
(2)Excludes 3,075,623 CLNC OP Units, which are redeemable for cash, or at the Company’s option, shares of Class A common stock on a one-for-one basis, and therefore would not be dilutive.
19. Subsequent Events
Bank Credit Facility and Master Repurchase Facilities
Subsequent to June 30, 2020, the Company fully repaid all $195.0 million of its outstanding borrowings under its Bank Credit Facility.
Investment Sales
Subsequent to June 30, 2020, the Company sold one loan in its Core Portfolio for total gross proceeds of $105.2 million. The Company received $47.9 million in net proceeds. Prior to the sale, the Company recorded $38.0 million of provision for loan losses during the second quarter of 2020.
Additionally, the Company sold two real estate properties in its Legacy, Non-Strategic Portfolio for total gross proceeds of $5.0 million. The Company received $4.6 million of net proceeds and will recognize a gain of approximately $0.2 million.
In July 2020, the Company completed a discounted payoff on the Northeast Office Portfolio totaling $80.7 million. The Company recorded $20.9 million of provision for loan losses during the six months ended June 30, 2020.
Loan Originations
Subsequent to June 30, 2020, the Company accepted the discounted payoff of its Midwest Hospitality loan in the amount of $24.5 million. In connection with the discounted payoff, the Company originated a bridge loan to a new borrower totaling $19.5 million which is secured by Midwest Hospitality. The loan bears interest at 3.0% plus LIBOR.

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
Introduction
We are a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which we expect to be our primary investment strategy. Additionally, we may also selectively originate mezzanine loans and make preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with our origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. We will continue to target net leased equity investments on a selective basis. We also currently have investments in CRE debt securities primarily consisting of commercial mortgage-backed securities (“CMBS”) (including “B pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (including the junior tranches collateralized by pools of CRE debt investments).
We were organized in the state of Maryland on August 23, 2017. On January 31, 2018, the Combination among the CLNY Contributed Portfolio, NorthStar I and NorthStar II was completed in an all-stock exchange. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all our activities and hold substantially all our assets and liabilities through our operating subsidiary, Credit RE Operating Company, LLC (the “OP”). At June 30, 2020, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned primarily by our affiliate as noncontrolling interests.
We are externally managed by a subsidiary of Colony Capital, a New York Stock Exchange (“NYSE”)-listed global real estate and investment management firm. As of June 30, 2020, Colony Capital owned approximately 36.5% of our common equity on a fully diluted basis.
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
Colony Capital is headquartered in Los Angeles, with key offices in Boca Raton, New York, Paris and London. Its operations are broad and diverse and include the management of real estate, both owned and on behalf of a diverse set of institutional and individual investors. Colony Capital’s management team has diverse backgrounds. The CLNC management team includes Michael J. Mazzei, Chief Executive Officer and President, Andrew E. Witt, Chief Operating Officer, and Neale W. Redington, Chief Financial Officer and Treasurer. In addition, supporting our business, David A. Palamé, General Counsel and Secretary, and Frank V. Saracino, Chief Accounting Officer.
We draw on Colony Capital’s substantial real estate investment platform and relationships to source, underwrite, structure and manage investment opportunities as well as to access debt and equity capital to fund our operations. We also benefit from Colony Capital’s portfolio management, finance and administration functions, which provide us with legal, compliance, investor relations, asset valuation, risk management and information technology services. Colony Capital also has a captive, fully functional, separate asset management company that engages primarily in loan servicing for performing, sub-performing and non-performing commercial loans, including senior secured loans, revolving lines of credit, loan participations, subordinated loans, unsecured loans and mezzanine debt. Colony Capital’s asset management company is a commercial special servicer rated by both Standard & Poor’s and Fitch’s rating services.
As previously disclosed, the Company’s Board of Directors formed a special committee consisting exclusively of independent and disinterested directors (the “Special Committee”) to explore an internalization proposal made by Colony Capital as well as other strategic alternatives. Subsequently, due to ongoing uncertainty surrounding the duration and magnitude of the COVID-19 pandemic and its impact on the global economy, on April 1, 2020, Colony Capital reported in Amendment No. 3 to Schedule 13D (filed with the U.S. Securities and Exchange Commission) that it has postponed any decision regarding a disposition of its management agreement with the Company until market conditions improve. The Special Committee has continued to explore alternatives but has been unable to negotiate mutually acceptable terms with Colony Capital. The Special Committee will continue to consider value-enhancing alternatives for the Company as opportunities arise.
Our operating segments include the Senior and Mezzanine Loans and Preferred Equity, CRE Debt Securities, Net Leased Real Estate, Corporate and Legacy, Non-Strategic Portfolio. Our target assets, as more fully described below, are included in different operating segments.
Our Target Assets
At this time we are primarily focused on existing investments and commitments. We believe that events in the financial markets from time to time, including the current and potential impacts of the COVID-19 pandemic, have created and will create significant dislocation between price and intrinsic value in certain asset classes as well as a supply and demand imbalance of available credit to finance these assets. Generally, as COVID-19 related uncertainties dissipate and market conditions improve, we will seek to make new investments. Our investment strategy is to originate and selectively acquire our target assets, which consist of the following:
•CRE Debt Investments:
–Senior Mortgage Loans. Our primary focus is originating and selectively acquiring senior mortgage loans that are backed by CRE assets. These loans are secured by a first mortgage lien on a commercial property and provide mortgage financing to a commercial property developer or owner. Going forward, we expect to increase our exposure to senior mortgage loans as a percentage of our overall portfolio. The loans may vary in duration, bear interest at a fixed or floating rate and amortize, if at all, over varying periods, often with a balloon payment of principal at maturity. Senior mortgage loans include junior participations in our originated senior loans for which we have syndicated the senior participations to other investors and retained the junior participations for our portfolio. We believe these junior participations are more like the senior mortgage loans we originate than other loan types given their credit quality and risk profile.
•Mezzanine Loans and Preferred Equity:
–Mezzanine Loans. We may originate or acquire mezzanine loans, which are structurally subordinate to senior loans, but senior to the borrower’s equity position. Mezzanine loans may be structured such that our return accrues and is added to the principal amount rather than paid on a current basis. We may also pursue equity participation opportunities in instances when the risk-reward characteristics of the investment warrant additional upside participation in the possible appreciation in value of the underlying assets securing the investment.
–Preferred Equity. We may make investments that are subordinate to senior and mezzanine loans, but senior to the common equity in the mortgage borrower. Preferred equity investments may be structured such that our return accrues and is added to the principal amount rather than paid on a current basis. We also may pursue equity participation opportunities in preferred equity investments, like such participations in mezzanine loans.
•Net Leased Real Estate. We may also invest directly in well-located commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. In addition, tenants of our properties typically pay rent increases based on: (1) increases in the consumer price index (typically subject to ceilings), (2) fixed increases, or (3) additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term, net lease agreements generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.
•CRE Debt Securities. We made investments that consist of bonds comprising certain tranches of CRE securitization pools, such as CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool). These bonds have been investment grade or below investment grade and are collateralized by CRE debt, typically secured by senior mortgage loans and may be fixed rate or floating rate securities. Due to their first-loss position, CMBS B-pieces are typically offered at a discount to par. These investments typically carry a 10-year weighted average life due to prepayment restrictions. We will continue to manage and monitor our remaining CMBS investments and are likely to selectively reduce exposure. Any future investments in more highly rated investment grade CRE Debt Securities would be selective and opportunistic.

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
We believe that events in the financial markets from time to time, including the current and potential impacts of the COVID-19 pandemic, have created and will create significant dislocation between price and intrinsic value in certain asset classes as well as a supply and demand imbalance of available credit to finance these assets. We believe that our Manager’s in-depth understanding of CRE and real estate-related investments, in-house underwriting, asset management and resolution capabilities, provides the Company and management with a full-service value-add platform to regularly evaluate our investments and determine primary, secondary or alternative disposition strategies. This includes intermediate servicing and negotiating, restructuring of non-performing investments, foreclosure considerations, management or development of owned real estate, in each case to reposition and achieve optimal value realization for the Company and its stockholders. Depending on the nature of the underlying investment, we may pursue repositioning strategies through judicious capital investment in order to extract maximum value from the investment or recognize unanticipated losses to reinvest resulting liquidity in higher-yielding performing investments.
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
During the third quarter of 2019, we realigned the business and reportable segment information to reflect how the Chief Operating Decision Makers regularly review and manage the business. As a result, effective for the quarter ended September 30, 2019, we present our business segments as follows:
•Core Portfolio, which consists of the following four segments and remain unchanged from the prior segments:
◦Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior mortgage loans, mezzanine loans, and preferred equity interests as well as participations in such loans. The segment also includes acquisition, development and construction (“ADC”) arrangements accounted for as equity method investments.
◦CRE Debt Securities— securities investments currently consisting of BBB and some BB rated CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool) or CRE CLOs (including the junior tranches thereof, collateralized by pools of CRE debt investments).
◦Net Leased Real Estate—direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes.
◦Corporate—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility, related party and general and administrative expenses to the Core Portfolio only.
•Legacy, Non-Strategic Portfolio—segment consists of direct investments in operating real estate such as multi-tenant office and multifamily residential assets such as real estate acquired in settlement of loans which we plan to exit. It also includes two portfolios of private equity funds (“PE Investments”) and certain retail and other legacy loans originated prior to the Combination. This segment also includes corporate-level asset management and other fees including expenses related to secured revolving credit facility, related party and general and administrative expenses related to the Legacy, Non-Strategic Portfolio only.
There were no changes in the structure of our internal organization that prompted the change in reportable segments. Prior year amounts have been revised to conform to the current year presentation. Accordingly, we realigned the discussion and analysis of our portfolio and results of operations to reflect these reportable segments.
COVID 19 Initiatives
Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, we highlight significant actions we have taken to further protect the balance sheet from COVID-19 related risks. We have executed on certain liquidity generating measures that include the sale of select Core Portfolio assets; some of which have closed and others which are under contract with an expected closing in the coming months. The Core Portfolio asset sales consist of loans, securities and equity investments. The Core Portfolio assets involved in these sales dispositions to date have mainly been CMBS securities and select hotel and preferred equity loans. We have also completed a long-term asset level financing against select Core Portfolio and Legacy, Non-Strategic assets. To date, these initiatives have not only generated liquidity but also reduced financing exposures. However, Core Portfolio assets sold to date along with those under contract to be sold will result in a material impact on earnings and certain downward adjustments to stockholders’ equity.
For more information, refer to “Part II - Item 1A. Risk Factors” and “Significant Developments,” in “Our Core Portfolio” and “COVID-19 Liquidity Update” in our “Liquidity and Capital Resources” sections below for further discussion regarding these action steps, the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
Significant Developments
During the three months ended June 30, 2020 and through August 6, 2020, significant developments affecting our business and results of operations of our Core Portfolio and Legacy, Non-Strategic Portfolio, respectively, included the following:
Capital Resources
•We reduced borrowing under our Bank Credit Facility (as defined below), master repurchase facilities and CMBS Credit Facilities as a result of COVID-19 uncertainties. In July 2020, we fully repaid all outstanding borrowings on our Bank Credit Facility. Total combined reduction of debt on these facilities through the date hereof is $617.4 million.
•Executed a $229 million asset level preferred financing on a portfolio of five of our investments generating $200 million of proceeds at closing with $29.0 million future funding. For further description refer to “COVID-19 Liquidity Update” in our “Liquidity and Capital Resources”; and
•Suspended monthly dividends beginning with the monthly period ended April 30, 2020.
Core Portfolio
•Sold 27 CRE debt securities and one loan for a total gross sales price of $188.0 million and recognized a net loss of $68.9 million, reducing CMBS Credit Facility borrowings to $38.4 million and generating $121.2 million in net liquidity;
•Recognized an impairment loss of $29.2 million on our CRE debt security investments and $7.0 million for our proportionate share of a fair value adjustment on a loan held in a joint venture;
•We unwound our interest rate swaps and in connection realized a loss of $34.0 million; which was previously reported as an unrealized loss in the first quarter. This resulted in the release of $32.0 million previously held in a margin account;
•Made two protective advances totaling $28.5 million on our Los Angeles Mixed-use project and recorded our proportionate share of a fair value loss adjustment totaling $89.3 million. See “Los Angeles Construction Loan and Preferred Equity Investment” in “Our Core Portfolio” below;
•We recorded $58.9 million of specific reserves for two loans to two separate borrowers collateralized by hotel and office properties. Subsequent to June 30, 2020, we settled both loans generating gross proceeds of $175.2 million; and
•We agreed to sell two industrial portfolios that are expected to close before year-end and generate gross proceeds of $466.4 million versus a $438.4 million book value at June 30, 2020. These are expected to generate net proceeds of $118.0 million.
Legacy, Non-Strategic Portfolio
•Sold four investments (one real estate property and three loans) for a total gross sales price of $32.8 million and a net gain of $10.1 million;
•Recorded impairment on held for sale operating real estate properties of $25.9 million; and
•Subsequent to June 30, 2020, we completed the sale of two operating real estate properties classified as held for sale; generating gross proceeds of $5.0 million.
In summary, the combined asset sales and preferred financing referenced under “Significant Developments” above will provide $1.1 billion and $610.5 million of gross proceeds and net liquidity respectively, and an adjustment to book value of $258.5 million or $2.01 per share. This includes an adjustment to book value for the Core Portfolio of $242.9 million or $1.89 per share and an adjustment to book value for the Legacy, Non-Strategic Portfolio of $15.6 million or $0.12 per share.

Results of Operations
Core
•Generated U.S. GAAP net loss of $(210.3) million, or $(1.64) per share and Core Earnings of $(239.8) million, or $(1.82) per share during the three months ended June 30, 2020; and
•Since April 1, 2020, we have collected 99% of interest payments and 97% of total rents due from our loan portfolio and net leased real estate portfolio, respectively. For further detail, refer to “COVID-19 Update” in “Our Core Portfolio;”
Legacy, Non-Strategic Portfolio
•Generated U.S. GAAP net loss of $(16.7) million, or $(0.13) per share, and Legacy, Non-Strategic Earnings of $9.2 million, or $0.07 per share during the three months ended June 30, 2020; and
•Since April 1, 2020, we have collected 89.2% of total rents due from our owned real estate portfolio.
Impact of COVID-19
Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread throughout the world, including the United States. The outbreak was declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level.
Accordingly, the COVID-19 pandemic has negatively impacted CRE credit REITs across the industry, as well as other companies that own and operate commercial real estate investments, including our company. As we manage the impact and uncertainties of the COVID-19 pandemic, cash preservation, liquidity and investment and portfolio management are our key priorities.
We are working closely with our borrowers and tenants to address the impact of COVID-19 on their business. To the extent that certain borrowers are experiencing significant financial dislocation we have and may continue to consider the use of interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations, for a limited period. Similarly, we have and may in the future evaluate converting certain current interest payment obligations to payment-in-kind as a potential bridge period solution. We have in limited cases allowed some portions of current interest to convert to payment-in-kind.
As described above in “Significant Developments,” we have taken actions since the onset of the COVID-19 pandemic to mitigate the impact on our financial condition while establishing a defensive posture through this period. As of the date of this report, we have approximately $325 million in cash on hand and $200.0 million available on our bank facility. We anticipate liquidity to increase further as a result of proceeds from sales related to assets under contract. It is important to note that while the combined result of these activities and events is an increase in liquidity and a reduction in debt, these events will also reduce future period earnings.
The decisive steps taken to protect the balance sheet and generate liquidity, position us to address further market and investment deterioration related to COVID-19. Asset and liability management and liquidity remain our primary focus. Our focus will shift toward new investment and growth initiatives when circumstances related to COVID-19 improve sufficiently to reduce exposure to further liquidity demands.
The COVID-19 pandemic has created uncertainties that have and will negatively impact our future operating results, liquidity and financial condition. However, we believe there are too many uncertainties to predict and quantify the continuing impact. The potential concerns and risks include, but are not limited to, mortgage borrowers ability to make monthly payments, lessees’ capacity to pay their rent, and the resulting impact on us to meet our obligations. Therefore, there can be no assurances that we will not need to take impairment charges in future quarters or experience further declines in revenues and net income, which could be material. For more information, refer to “COVID-19 Update” in “Our Core Portfolio” and “Our Legacy, Non-Strategic Portfolio” and “COVID-19 Liquidity Update” in our “Liquidity and Capital Resources” sections below and “Part II - Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
Internal Controls
The health and well-being of the Manager’s employees continues to be strong. Our Manager instituted a full remote work policy in early March that remains in effect.

Our internal control framework, which includes controls over financial reporting and disclosure, continues to operate effectively. Considering the COVID-19 pandemic, we have supplemented our framework by instituting certain entity level procedures and controls that ensure communication amongst our team that enhances our ability to prevent and detect material errors and/or omissions.
Results of Operations Summary
The following tables present our results of operations for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,
	2020			2019
	Core Portfolio	Legacy, Non-Strategic Portfolio	Total	Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Net interest income	$25,449	$(511)	$24,938	$20,891	$3,036	$23,927
Property and other income	14,833	20,529	35,362	30,070	35,131	65,201
Management fee expense	(6,485)	(721)	(7,206)	(9,086)	(2,271)	(11,357)
Property operating expense	(3,275)	(13,036)	(16,311)	(7,901)	(20,239)	(28,140)
Transaction, investment and servicing expense	(1,440)	(1,467)	(2,907)	(317)	(734)	(1,051)
Interest expense on real estate	(8,085)	(3,733)	(11,818)	(8,814)	(5,084)	(13,898)
Depreciation and amortization	(9,297)	(4,723)	(14,020)	(12,888)	(16,369)	(29,257)
Provision for loan losses	86	(35)	51	—	(110,258)	(110,258)
Impairment of operating real estate	—	(25,935)	(25,935)	—	(10,124)	(10,124)
Administrative expense	(4,412)	(2,339)	(6,751)	(4,168)	(3,842)	(8,010)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(8,975)	—	(8,975)	5,549	—	5,549
Other gain (loss) on investments, net	(126,562)	6,929	(119,633)	(6,016)	(46)	(6,062)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(128,163)	(25,042)	(153,205)	7,320	(130,800)	(123,480)
Equity in earnings (loss) of unconsolidated ventures	(85,328)	51	(85,277)	17,917	(5,360)	12,557
Income tax benefit (expense)	(2,101)	(1)	(2,102)	(359)	492	133
Net income (loss)	$(215,592)	$(24,992)	$(240,584)	$24,878	$(135,668)	$(110,790)

	Six Months Ended June 30,
	2020			2019
	Core Portfolio	Legacy, Non-Strategic Portfolio	Total	Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Net interest income	$52,605	$189	$52,794	$39,225	$6,660	$45,885
Property and other income	45,466	51,818	97,284	60,134	68,378	128,512
Management fee expense	(13,002)	(2,150)	(15,152)	(18,172)	(4,543)	(22,715)
Property operating expense	(6,958)	(31,884)	(38,842)	(16,847)	(39,473)	(56,320)
Transaction, investment and servicing expense	(3,654)	(2,387)	(6,041)	(372)	(1,208)	(1,580)
Interest expense on real estate	(16,546)	(8,350)	(24,896)	(17,384)	(10,121)	(27,505)
Depreciation and amortization	(20,449)	(11,547)	(31,996)	(25,972)	(30,947)	(56,919)
Provision for loan losses	(31,413)	(38,468)	(69,881)	—	(110,258)	(110,258)
Impairment of operating real estate	—	(30,061)	(30,061)	—	(10,124)	(10,124)
Administrative expense	(8,543)	(5,246)	(13,789)	(7,808)	(6,855)	(14,663)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	(28,427)	—	(28,427)	6,578	—	6,578
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	—	—	48	—	48
Other gain (loss) on investments, net	(147,074)	7,279	(139,795)	(9,842)	(1,299)	(11,141)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(177,995)	(70,807)	(248,802)	9,588	(139,790)	(130,202)
Equity in earnings (loss) of unconsolidated ventures	(71,255)	3,145	(68,110)	36,285	(2,418)	33,867
Income tax benefit (expense)	(2,264)	(1,549)	(3,813)	1,629	(1,127)	502
Net income (loss)	$(251,514)	$(69,211)	$(320,725)	$47,502	$(143,335)	$(95,833)

See “Our Core Portfolio” and “Our Legacy, Non-Strategic Portfolio” sections for further discussion of our portfolio and results of operations.

Our Core Portfolio
As of June 30, 2020, our Core Portfolio, including our senior and mezzanine loans and preferred equity, CRE debt securities, net leased real estate and corporate segments, consisted of 81 investments representing approximately $3.7 billion in book value (excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 51 senior mortgage loans, mezzanine loans, preferred equity investments and other loans and had a weighted average cash coupon of 5.1% and a weighted average all-in unlevered yield of 6.3%. Our CRE debt securities portfolio had a weighted average cash coupon of 2.8%. Our net leased real estate consisted of approximately 12.5 million total square feet of space and total first quarter net operating income (“NOI”) of that portfolio was approximately $18.2 million.
As of June 30, 2020, our Core Portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at CLNC share)(2)	Net book value (Consolidated)(3)	Net book value (at CLNC share)(4)
Core Portfolio
Senior mortgage loans(5)	35	$2,279,394	$2,136,279	$700,400	$557,284
Mezzanine loans(5)	9	273,242	234,337	273,242	234,337
Preferred equity and other loans(5)(6)	7	145,543	142,515	145,543	142,515
CRE debt securities	24	141,638	141,638	103,287	103,287
Net leased real estate	6	1,074,887	1,002,622	328,215	308,408
Total/Weighted average Core Portfolio	81	$3,914,704	$3,657,391	$1,550,687	$1,345,831
________________________________________
(1)Count for net leased real estate represents number of investments.
(2)Book value at our share represents the proportionate book value based on ownership by asset as of June 30, 2020.
(3)Net book value represents book value less any associated financing as of June 30, 2020.
(4)Net book value at our share represents the proportionate book value based on asset ownership less any associated financing based on ownership as of June 30, 2020.
(5)Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.
(6)Preferred equity balances include $17.0 million of book value at our share attributable to related equity participation interests.
The following charts illustrate the diversification of our Core Portfolio (not including CRE Debt Securities) based on investment type, underlying property type, and geography, as of June 30, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Investment Type	Property Type

Preferred equity and other loan(3)(4)
4%
Mezzanine loans(2)
7%
Net lease real estate
28%
Senior mortgage loans(1)
61%

Geography

Southeast
7%
Other(4)
<1%
Southwest
7%
Midwest
9%
West
51%
Europe
9%
Northeast
17%

_________________________________________
(1)Senior mortgage loans include junior participations in our originated senior mortgage loans for which we have syndicated the senior participations to other investors and retained the junior participations for our portfolio and contiguous mezzanine loans where we own both the senior and junior loan positions. We believe these investments are more similar to the senior mortgage loans we originate than other loan types given their credit quality and risk profile.
(2)Mezzanine loans include other subordinated loans.
(3)Preferred equity balances include $17.0 million of book value at our share attributable to related equity participation interests.
(4)Other contains one corporate term loan secured by the borrower’s limited partnership interests in a fund.
(5)Other includes commercial and residential development and predevelopment assets, one corporate term loan secured by the borrower’s limited partnership interests in a fund, and a preferred equity investment in a loan origination platform.
Underwriting Process
We use an investment and underwriting process that has been developed and utilized by our Manager’s and its affiliates’ senior management teams leveraging their extensive commercial real estate expertise over many years and real estate cycles. The underwriting process focuses on some or all of the following factors designed to ensure each investment is evaluated appropriately: (i) macroeconomic conditions that may influence operating performance; (ii) fundamental analysis of underlying real estate, including tenant rosters, lease terms, zoning, necessary licensing, operating costs and the asset’s overall competitive position in its market; (iii) real estate market factors that may influence the economic performance of the investment, including leasing conditions and overall competition; (iv) the operating expertise and financial strength and reputation of a tenant, operator, partner or borrower; (v) the cash flow in place and projected to be in place over the term of the investment and potential return; (vi) the appropriateness of the business plan and estimated costs associated with tenant buildout, repositioning or capital improvements; (vii) an internal and third-party valuation of a property, investment basis relative to the competitive set and the ability to liquidate an investment through a sale or refinancing; (viii) review of third-party reports including appraisals, engineering and environmental reports; (ix) physical inspections of properties and markets; (x) the overall legal structure of the investment, contractual implications and the lenders’ rights; and (xi) the tax and accounting impact.
Loan Risk Rankings
In addition to reviewing loans and preferred equity held for investment for impairment quarterly, the Company evaluates loans and preferred equity held for investment to determine if an allowance for loan loss should be established. In conjunction with this review, the Company assesses the risk factors of each senior and mezzanine loans and preferred equity and assigns a risk rating based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, the Company’s loans and preferred equity held for investment are rated “1” through “5,” from less risk to greater risk. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows
1.Very Low Risk—The loan is performing as agreed. The underlying property performance has exceeded underwritten expectations with very strong NOI, debt service coverage ratio, debt yield and occupancy metrics. Sponsor is investment grade, very well capitalized, and employs very experienced management team.
2.Low Risk—The loan is performing as agreed. The underlying property performance has met or exceeds underwritten expectations with high occupancy at market rents, resulting in consistent cash flow to service the debt. Strong sponsor that is well capitalized with experienced management team.

3.Average Risk—The loan is performing as agreed. The underlying property performance is consistent with underwriting expectations. The property generates adequate cash flow to service the debt, and/or there is a sufficient reserve or loan structure to provide time for sponsor to execute the business plan. Sponsor has routinely met its obligations and has experience owning/operating similar real estate.
4.High Risk/Delinquent/Potential for Loss—The loan is in excess of 30 days delinquent and/or has a risk of a principal loss. The underlying property performance is behind underwritten expectations. Loan covenants may require occasional waivers/modifications. Sponsor has been unable to execute its business plan and local market fundamentals have deteriorated. Operating cash flow is not sufficient to service the debt and debt service payments may be coming from sponsor equity/loan reserves.
5.Impaired/Defaulted/Loss Likely—The loan is in default or a default is imminent, and has a high risk of a principal loss, or has incurred a principal loss. The underlying property performance is significantly worse than underwritten expectation and sponsor has failed to execute its business plan. The property has significant vacancy and current cash flow does not support debt service. Local market fundamentals have significantly deteriorated resulting in depressed comparable property valuations versus underwriting.
As mentioned above, management considers several risk factors when assigning our risk rating each quarter. Beginning with the quarter ended March 31, 2020, our average risk ranking was impacted by the current and potential future effects of the COVID-19 pandemic, resulting in a number of assets moving from average risk (3) to high risk (4) during the quarter and an average rating of 3.8.
For the quarter ended June 30, 2020, management believes the extended impact of the COVID-19 pandemic remains uncertain, and therefore continues to represent a significant risk to our portfolio. As such, the current period average rating is 3.9, which is consistent with the first quarter 2020.
Senior and Mezzanine Loans and Preferred Equity
Our senior and mezzanine loans and preferred equity consists of senior mortgage loans, mezzanine loans and preferred equity interests, some of which have equity participation interests.
The following table provides a summary of our senior and mezzanine loans and preferred equity in our Core Portfolio based on our internal risk rankings as of June 30, 2020 (dollars in thousands):

		Carrying Value (at CLNC share)(1)
Risk Ranking	Count(2)	Senior mortgage loans(3)	Mezzanine loans	Preferred equity and other loans	Total	% of Core Portfolio
3	10	$590,938	$—	$—	$590,938	23.5%
4	34	1,440,653	120,509	44,794	1,605,956	63.9%
5	6	132,400	86,116	97,718	316,234	12.6%
	50	$2,163,991	$206,625	$142,512	$2,513,128	100.0%

Weighted average risk ranking						3.9
___________________________________
(1)Book value at our share represents the proportionate book value based on ownership by asset as of June 30, 2020.
(2)Count excludes one equity method participation held in a joint venture with a de minimis carrying value (at CLNC share) which was not assigned a risk ranking.
(3)Includes one mezzanine loan totaling $27.7 million where we are also the senior lender.
The following table provides asset level detail for senior and mezzanine loans and preferred equity included in our Core Portfolio as of June 30, 2020 (dollars in thousands):

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2/Q1/Q4 Risk ranking(5)

Senior loans
Loan 1	Multifamily	6/21/2019	Milpitas, CA	$174,435	$176,771	Floating	3.1%	5.5%	7/9/2024	72%	3/3/3
Loan 2	Hotel	1/2/2018	San Jose, CA	169,920	173,485	Floating	4.3%	5.3%	1/9/2023	62%	4/4/3
Loan 3	Hotel	6/28/2018	Berkeley, CA	118,022	120,517	Floating	3.2%	5.2%	7/9/2025	66%	4/4/3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2/Q1/Q4 Risk ranking(5)

Loan 4	Industrial	9/19/2019	New York, NY	114,950	116,000	Floating	3.1%	5.8%	9/19/2024	76%	4/3/3
Loan 5	Office	12/7/2018	Carlsbad, CA	113,315	115,563	Floating	3.7%	6.1%	12/9/2023	73%	3/3/3
Loan 6	Hotel	10/29/2018	San Diego, CA	104,900	143,777	Floating	4.8%	6.9%	10/9/2024	71%	5/4/4
Loan 7(6)	Multifamily	6/18/2019	Santa Clara, CA	100,410	101,987	Floating	4.4%	7.3%	6/18/2024	64%	4/4/3
Loan 8	Multifamily	4/11/2019	Various - U.S.	91,533	92,000	Floating	3.0%	5.9%	4/9/2024	65%	4/4/3
Loan 9	Office	5/31/2019	Stamford, CT	90,027	91,443	Floating	3.5%	5.8%	6/9/2025	71%	4/4/3
Loan 10	Office	6/27/2018	Burlingame, CA	73,222	73,254	Floating	2.8%	5.1%	7/9/2023	61%	3/3/3
Loan 11	Hotel	6/25/2018	Englewood, CO	71,826	73,000	Floating	3.5%	5.3%	7/9/2023	69%	4/4/3
Loan 12	Other (Mixed-use)	10/24/2019	Brooklyn, NY	67,729	69,535	Floating	3.4%	5.9%	11/9/2024	66%	4/4/3
Loan 13	Office	8/28/2018	San Jose, CA	67,582	67,651	Floating	2.5%	4.5%	8/28/2025	66%	3/3/3
Loan 14	Office	4/5/2019	Long Island City, NY	62,371	62,981	Floating	3.3%	5.8%	4/9/2024	58%	4/4/3
Loan 15	Office	5/29/2019	Long Island City, NY	61,326	63,135	Floating	3.5%	6.0%	6/9/2024	59%	4/4/3
Loan 16	Office	2/13/2019	Baltimore, MD	54,926	55,438	Floating	3.5%	6.2%	2/9/2024	74%	4/4/3
Loan 17	Office	7/12/2019	Washington, D.C.	53,278	53,828	Floating	2.8%	5.7%	8/9/2024	68%	4/4/3
Loan 18	Multifamily	7/1/2019	Phoenix, AZ	44,218	44,384	Floating	2.7%	5.0%	7/9/2024	76%	4/4/3
Loan 19	Multifamily	10/9/2018	Dupont, WA	40,350	40,500	Floating	3.3%	5.6%	11/9/2023	82%	3/3/3
Loan 20(6)	Other (Mixed-use)	10/17/2018	Dublin, Ireland	38,426	38,349	Fixed	—%	15.0%	12/31/2023	94%	4/4/3
Loan 21	Multifamily	2/8/2019	Las Vegas, NV	38,278	38,551	Floating	3.2%	5.9%	2/9/2024	71%	4/4/3
Loan 22	Multifamily	5/22/2018	Henderson, NV	37,188	37,700	Floating	3.3%	5.3%	6/9/2023	73%	4/4/3
Loan 23	Multifamily	5/3/2019	North Phoenix, AZ	36,530	36,844	Floating	3.4%	5.6%	5/9/2024	81%	4/4/3
Loan 24	Office	9/26/2019	Salt Lake City, UT	35,855	36,355	Floating	2.7%	5.0%	10/9/2024	72%	4/4/3
Loan 25	Multifamily	4/26/2018	Oxnard, CA	34,297	36,500	Floating	5.2%	7.2%	11/9/2020	71%	4/4/3
Loan 26	Office	6/16/2017	Miami, FL	33,316	33,241	Floating	4.9%	5.9%	7/9/2022	68%	3/3/3
Loan 27	Office	3/28/2019	San Jose, CA	30,101	30,251	Floating	3.0%	5.9%	4/9/2024	64%	4/4/3
Loan 28(7)	Hotel	11/8/2013	Bloomington, MN	27,500	29,587	n/a(7)	n/a(7)	n/a(7)	n/a(7)	100%	5/5/4
Loan 29	Multifamily	1/11/2019	Tempe, AZ	26,505	26,540	Floating	2.9%	5.2%	2/9/2024	79%	4/4/3
Loan 30	Office	1/15/2019	Santa Barbara, CA	25,960	26,236	Floating	3.2%	5.7%	2/9/2024	80%	3/3/3
Loan 31	Office	9/16/2019	San Francisco, CA	22,667	22,841	Floating	3.4%	6.1%	10/9/2024	72%	3/3/3
Loan 32	Multifamily	12/21/2018	Phoenix, AZ	22,049	22,081	Floating	2.9%	5.2%	1/9/2023	73%	4/4/3
Loan 33	Office	8/27/2019	San Francisco, CA	20,325	20,507	Floating	2.8%	5.6%	9/9/2024	73%	3/3/3
Loan 34	Office	2/26/2019	Charlotte, NC	19,765	19,941	Floating	3.4%	6.0%	3/9/2024	56%	3/3/3
Loan 35	Multifamily	2/8/2019	Las Vegas, NV	13,177	13,302	Floating	3.2%	5.9%	2/9/2024	71%	4/4/3
Total/Weighted average senior loans				$2,136,279	$2,204,075			5.8%	3/17/2024	70%	3.8/3.7/3.1

Mezzanine loans
Loan 36(6)(7)	Other (Mixed-use)	7/14/2017	Los Angeles, CA	$83,821	$162,826	n/a(7)	n/a(7)	n/a(7)	7/9/2022	n/a	5/5/4
Loan 37(6)	Multifamily	12/26/2018	Santa Clarita, CA	51,713	54,874	Fixed	7.0%	13.8%	12/26/2024	56% – 84%	4/4/3
Loan 38	Hotel	9/23/2019	Berkeley, CA	27,712	28,773	Fixed	9.0%	11.5%	7/9/2025	66% – 81%	4/4/3
Loan 39	Multifamily	7/11/2019	Placentia, CA	25,219	26,551	Fixed	8.0%	13.3%	7/11/2024	51% – 84%	4/4/3
Loan 40(7)	Multifamily	12/3/2019	Milpitas, CA	20,061	20,663	Fixed	8.00%	13.3%	12/3/2024	49% – 71%	4/4/3
Loan 41	Hotel	1/9/2017	New York, NY	11,182	12,000	Floating	11.0%	11.8%	1/9/2022	63% – 76%	4/4/3
Loan 42(6)	Office	7/20/2018	Dublin, Ireland	8,151	7,812	Fixed	—%	12.5%	12/20/2021	45% – 68%	4/4/2
Loan 43	Multifamily	7/30/2014	Various - TX	4,183	4,529	Fixed	9.5%	9.5%	8/11/2024	71% – 83%	4/4/3
Loan 44(7)	Other (Mixed-use)	3/19/2013	San Rafael, CA	2,295	3,765	n/a(7)	n/a(7)	n/a(7)	9/30/2020	32% – 86%	5/4/4
Total/Weighted average mezzanine loans				$234,337	$321,793			8.1%	10/26/2023	54% - 77%	4.4/4.4/3.3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2/Q1/Q4 Risk ranking(5)

Preferred equity & other loans
Loan 45	Office	5/8/2018	Various - N.Y.	$79,850	$100,689	Fixed	7.0%	12.0%	6/5/2027	n/a	5/4/4
Loan 46(7)	Other (Mixed-use)	7/14/2017	Los Angeles, CA	17,869	27,005	n/a(7)	n/a(7)	n/a(7)	7/9/2022	n/a	5/5/4
Loan 47(6)	Industrial	9/1/2016	Various - U.S.	16,200	—	n/a	n/a	n/a	9/2/2027	n/a	4/4/3
Loan 48(6)(8)	Office	8/22/2018	Las Vegas, NV	15,660	18,026	Fixed	8.0%	15.5%	9/9/2023	n/a	4/4/3
Loan 49	Other	6/28/2019	Various - U.S.	12,120	13,898	Fixed	10.0%	15.3%	5/28/2024	n/a	4/4/3
Loan 50	Office	7/20/2018	Dublin, Ireland	813	—	n/a	n/a	n/a	12/20/2021	n/a	4/4/2
Loan 51(8)	Hotel	10/24/2014	Austin, TX	3	—	n/a	n/a	n/a	n/a	n/a	n/a
Total/Weighted average preferred equity & other loans(9)				$142,515	$159,618			9.7%	2/19/2026	n/a	4.7/4.1/3.4

Total/Weighted average senior and mezzanine loans and preferred equity - Core Portfolio				$2,513,131	$2,685,486			6.3%	4/12/2024	n/a	3.9/3.8/3.1
_________________________________________
(1)Represents carrying values at our share as of June 30, 2020.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include USD 1-month London Interbank Offered Rate (“LIBOR”) which was 0.16% as of June 30, 2020.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of June 30, 2020 for weighted average calculations.
(4)Except for construction loans, senior loans reflect the initial loan amount divided by the as-is value as of the date the loan was originated, or the principal amount divided by the appraised value as of the date of the most recent as-is appraisal. Mezzanine loans include attachment loan-to-value and detachment loan-to-value, respectively. Attachment loan-to-value reflects initial funding of loans senior to our position divided by the as-is value as of the date the loan was originated, or the principal amount divided by the appraised value as of the date of the most recent appraisal. Detachment loan-to-value reflects the cumulative initial funding of our loan and the loans senior to our position divided by the as-is value as of the date the loan was originated, or the cumulative principal amount divided by the appraised value as of the date of the most recent appraisal.
(5)On a quarterly basis, the Company’s senior and mezzanine loans and preferred equity are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of June 30, 2020, March 31, 2020 and December 31, 2019 (our last pre-COVID-19 risk ranking), respectively.
(6)Construction senior loans’ loan-to-value reflect the total commitment amount of the loan divided by the as completed appraised value, or the total commitment amount of the loan divided by the projected total cost basis. Construction mezzanine loans include attachment loan-to-value and detachment loan-to-value, respectively. Attachment loan-to-value reflects the total commitment amount of loans senior to our position divided by as-completed appraised value, or the total commitment amount of loans senior to our position divided by projected total cost basis. Detachment loan-to-value reflect the cumulative commitment amount of our loan and the loans senior to our position divided by as-completed appraised value, or the cumulative commitment amount of our loan and loans senior to our position divided by projected total cost basis.
(7)Loans 28, 36, 44 and 46 are on nonaccrual status as of June 30, 2020; as such, no income is being recognized.
(8)Represents equity participation interests related to senior loans, mezzanine loans and/or preferred equity investments.
(9)Weighted average calculation for preferred equity and other loans excludes equity participation interests.

The following table details the types of properties securing our senior and mezzanine loans and preferred equity included in our Core Portfolio and geographic distribution as of June 30, 2020 (dollars in thousands):

	Book value (at CLNC share)
Collateral property type	Count	Senior mortgage loans	Mezzanine loans and preferred equity (1)	Total	% of Total
Office	19	$764,039	$104,474	$868,513	34.7%
Multifamily	16	658,969	101,184	760,153	30.2%
Industrial	2	114,950	16,200	131,150	5.2%
Hotel	8	492,168	38,902	531,070	21.1%
Other(2)	6	106,153	116,092	222,245	8.8%
Total	51	$2,136,279	$376,852	$2,513,131	100.0%

	Book value (at CLNC share)
Region	Count	Senior mortgage loans	Mezzanine loans and preferred equity (1)	Total	% of Total
US West	26	$1,255,974	$249,100	$1,505,074	59.9%
US Northeast	9	504,607	91,635	596,242	23.7%
US Southwest	8	256,690	5,789	262,479	10.4%
US Southeast	2	53,082	4,033	57,115	2.3%
US Midwest	1	27,500	5,215	32,715	1.3%
Europe	3	38,426	8,964	47,390	1.9%
US Other(3)	2	—	12,116	12,116	0.5%
Total	51	$2,136,279	$376,852	$2,513,131	100.0%
_________________________________________
(1)Mezzanine loans and preferred equity also contains one corporate term loan secured by the borrower’s limited partnership interests in a fund.
(2)Other includes commercial and residential development and predevelopment assets and one corporate term loan secured by the borrower’s limited partnership interests in a fund.
(3)US Other contains one corporate term loan secured by the borrower’s limited partnership interests in a fund.
The following charts illustrate the diversification of our senior and mezzanine loans and preferred equity included in our Core Portfolio based on interest rate category, property type, and geography as of June 30, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Interest Rate Category	Property Type

Geography

_________________________________________
(1)Other includes commercial and residential development and predevelopment assets, one corporate term loan secured by the borrower’s limited partnership interests in a fund, and a preferred equity investment in a loan origination platform.
(2)Other contains one corporate term loan secured by the borrower’s limited partnership interests in a fund and a preferred equity investment in a loan origination platform.
COVID-19 Update
For the three months ended June 30, 2020, we collected 99.0% of our loan interest payments, excluding payment-in-kind loans, and one hospitality loan (“Midwest Hospitality”) was delinquent. Most of our borrowers paid on time utilizing cash from operations, while some utilized interest and other reserves.
For July 2020, we collected 99.0% of our loan interest payments, excluding payment-in-kind loans, and Midwest Hospitality was delinquent. Most of our borrowers paid on time utilizing cash from operations, while some utilized interest and other reserves. Additionally, some loans required partial modification of their existing reserves to provide their loan interest payment. On July 30, 2020 the hotel property securing Midwest Hospitality was sold and we received $24.5 million in gross proceeds.
We expect some borrowers may continue to experience difficulties making their loan payments over the next several quarters. We are particularly concerned with and focused on loans collateralized by hotels as well as mezzanine loans and preferred equity investments that are subordinate to senior loans provided by other lenders such as our Los Angeles Construction Loan and Preferred Equity Investment discussed below. Failure of our borrowers to meet their loan obligations will not only impact our financial results but may also trigger repayments under our bank credit and master repurchase facilities. Our asset management team is having discussions with borrowers to remain informed on a reasonably current basis, seek to identify issues and address potential value preserving solutions, which may include a loan modification.
For the three and six months ended March 31, 2020 and June 30, 2020, we had three loans and four loans on on-accrual status, respectively. During these same periods, we received cash interest payments from these loans of $4.0 million and $7.0 million, respectively, and applied the cash interest collected as a reduction to the loan’s carrying value.
At June 30, 2020 our current expected credit loss reserve (“CECL”) calculated by our probability of default (“PD”)/loss given default (“LGD”) model for our outstanding loans and future loan funding commitments is $31.3 million, or $0.25 per share, which is 1.3% of the aggregate commitment amount of our loan portfolio. This represents a $20.6 million decrease from $52.2 million for the three months ended March 31, 2020. Removing the above referenced West Hospitality loan and Northeast Office portfolio loan from the CECL model and recording specific provisions for loan losses are the primary drivers of this decrease slightly offset by additional reserves taken on our hospitality loans.
During the second quarter, we also sold a preferred equity investment which included 35% of the preferred equity’s kicker feature for a total gross sales price and liquidity of $98.6 million while recognizing a net loss on the sale of $10.1 million. Refer to “COVID-19 Impact on Liquidity” in “Liquidity and Capital Resources” below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
Additionally, subsequent to June 30, 2020 the following three loans were resolved:
•The hotel property securing Midwest Hospitality was sold and we received $24.5 million in gross proceeds and concurrently provided a bridge loan in the amount of $19.5 million to a new borrower secured by Midwest Hospitality. For the three months ended March 31, 2020, we recorded a specific provision for loan loss of $2.3 million on our

Midwest Hospitality loan secured by a hotel in Bloomington, MN, with an unpaid principal balance of $29.8 million. This loan was placed on nonaccrual status during 2019 and is the only loan in our Core Portfolio that was delinquent.
•We received gross proceeds of $80.7 million in a discounted payoff of one loan secured by six suburban office buildings (“Northeast Office Portfolio”) which was equal to the carrying value of the loan, net of current provision for loan losses. As such, no additional provision for loan losses were required at June 30, 2020. A $20.9 million allowance for loan losses was recorded as of March 31, 2020, which included an $8.8 million allowance for loan losses resulting from CECL adoption and an additional $12.1 million provision for loan losses recognition during the three months ended March 31, 2020.
•We received $105.2 million in gross proceeds resulting from a sale of our loan secured by a hospitality asset in San Diego, California (“West Hospitality”) and concurrently repaid $56.8 million on our master repurchase facility. We classified this loan as held for sale and recognized a net loss of $32.8 million to reflect the expected proceeds to be collected in a sale of the loan during the three months ended June 30, 2020. We had recorded a $5.2 million allowance for loan losses as of March 31, 2020, which included a $2.6 million allowance for loan losses resulting from CECL adoption and an additional $2.6 million provision for loan losses recognized for West Hospitality during the three months ended March 31, 2020. In connection with transferring the loan to held for sale during the current quarter, we reversed out the $5.2 million from provision for loan losses line item and recorded a $38.0 million in other loss, net.
Los Angeles Construction Loan and Preferred Equity Investment
We hold a $189.0 million commitment in a mezzanine loan and preferred equity investment in a development project in Los Angeles County which includes a hospitality and retail renovation and a new condominium tower construction (the “Mixed-use Project”).
Our investment interests are held through a joint venture (the “Mezzanine Lender”) with affiliates of our Manager. The Mezzanine Lender maintains total commitments to the mezzanine loan and preferred equity investment of approximately $574 million of which our commitment is $189.0 million.
In April 2020, the senior mortgage lender notified the borrower developer that the Mixed-use Project loan funding was out of balance, due to cost overruns from certain hard and soft costs and senior loan interest reserve shortfalls projected through completion. As a result, during the second quarter, the Mezzanine Lender made two protective advances to the senior mortgage lender totaling $67.6 million, of which our share was $28.5 million. The Mezzanine Lender has a remaining unfunded commitment of $39.3 million, of which our share is $14.5 million. The Mezzanine Lender has placed this investment on nonaccrual status.
In June 2020, the senior mortgage lender sought a third protective advance of $15.5 million of which our share would have been approximately $7.0 million. While the Mezzanine Lender did not fund its ratable share, the senior mortgage lender funded the full amount of the required June advances. The senior mortgage lender’s funding did not absolve the Mezzanine Lender from its commitment to fund. Additionally, the loans under the senior mortgage lender and Mezzanine Lender, respectively, matured on July 9, 2020. All parties have reserved rights as the borrower, the senior mortgage lender, the EB-5 lender and the Mezzanine Lender continue discussions regarding future funding requirements and extending completion milestones and maturity dates toward an orderly resolution of the Mixed-use Project. The senior mortgage lender and Mezzanine Lender continues to consider options that include sourcing additional capital commitments from outside investors.
It is anticipated that additional cost overruns may be further compounded by the impact of COVID-19, due to actual and potential construction delays or other factors. Furthermore, once stages of the project are completed, diminished hotel and conference facility demand and slower pace of condominium sales could result in greater negative carry costs than currently projected and thereby impact the overall value of the Mixed-use Project. As such, the Mixed-use Project may require significant additional capital to reach completion.
We also believe it is possible that all or a part of the Mezzanine Lender’s interest is sold, and/or that additional commitments, if any, are obtained at a greater cost of capital and/or senior to the Mezzanine Lender’s investment interest. Consequently, the current maturity default, and the liquidity shortfall combined with uncertain market conditions as a result of COVID-19, are negatively impacting the Mezzanine Lender’s investment interest. As such, during the three months ended June 30, 2020, we placed the mezzanine loans and preferred equity investment on nonaccrual status, and recorded our proportionate share of a fair value loss adjustment totaling $89.3 million. (See Loans 36 and 46 in the table above).
If additional funding sources are not available and/or the borrower is unable to fund current and future deficiencies, the Mezzanine Lender must consider funding ongoing shortfalls. If the Mezzanine Lender determines it is unable or unwilling to fund beyond its remaining commitment and/or fails to reach agreement on extensions of completion milestones and the maturity date, it could result in a default acceleration under the senior mortgage loan and a foreclosure on all interests subordinate to the senior mortgage loan, including our mezzanine loan and preferred equity investment.
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
As a result of delays in the Irish government zoning authorities providing updated guidelines and a framework for waterfront development, the borrower had to pause the submission of its final development application. However, the planning application has been submitted to planning authorities and is under consideration by such authorities. Consequently, the Project Dockland schedule has been extended by approximately six to nine months, but the majority of enabling works is expected to start at the end of July 2020. This delay may hinder the ability of the borrower to obtain a senior secured development construction facility within the expected timeline pursuant to the business plan. COVID-19 may also negatively impact future demands for office and residential space as well as lengthen the time needed to process planning applications. We and our senior mortgage co-lenders are in discussions with the borrower to address these uncertainties.
Accordingly, project delays combined with uncertain market conditions as a result of COVID-19, may have a negative impact on the senior lender’s investment interest and may result in a future valuation impairment or investment loss. (See Loan 3 in the table).
In June 2020, we completed an asset level preferred financing on five assets which included Project Dockland.
Refer to “COVID-19 Impact on Liquidity” in “Liquidity and Capital Resources” below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
Other Impairment of Loans and Preferred Equity Held in Joint Ventures
During the three months ended June 30, 2020, we recognized our proportionate share of a fair value loss adjustment totaling $7.0 million reducing the carrying to $10.8 million from $17.8 million on one mezzanine loan secured by a mixed-use development project (“West Mixed-use”) of which we own 50.0% of the joint venture. The change is fair value is a result of revised sale expectations and its impact on repayment proceeds.
Payment-In-Kind (“PIK”) Interest Income
We have debt investments in our portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. During the three and six months ended June 30, 2020, we recorded total PIK interest of $11.0 million and $19.3 million, respectively. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the borrower to be able to pay all principal and interest due.
CRE Debt Securities
The following table presents an overview of our CRE debt securities in our Core Portfolio as of June 30, 2020 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category(2)	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
Investment grade rated (BBB)	14	$51,524	—%	—%	5.8	BBB-
Non-investment grade rated (BB)	2	8,486	—%	—%	5.1	BB | B
“B-pieces” of CMBS securitization pools	8	81,628	4.6%	10.3%	5.5	—
Total/Weighted Average	24	$141,638	2.8%	5.9%	5.6	—
_________________________________________
(1)Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.
(2)As of June 30, 2020, all CRE debt securities consisted of CMBS.
During the three months ended June 30, 2020, we sold 27 CMBS bonds for total gross sales price of $89.7 million and recognized a loss of $57.0 million of which $36.4 million was previously recorded as an unrealized loss in other comprehensive income at March 31, 2020. In connection with these sales, we repaid $66.1 million of debt on our CMBS Credit Facility (as defined in “Liquidity” below). Additionally, we unwound a portion of our interest rate swaps and in connection realized a loss of $34.0 million. This resulted in the release of $32.0 million held in a margin account to unrestricted cash.
Consistent with the overall market, our CRE debt securities (CMBS), which we mark to fair value, lost significant value since the onset of the COVID-19 pandemic. Although the market at June 30, 2020 experienced a slight rebound in some securities from the marks taken at March 31, 2020, we believe bond prices will remain at or around current levels over the next six to twelve months. While we will evaluate selling our investment grade and non-investment grade rated bonds over the next twelve months, it is more likely than not that we will sell before recovery. For the three months ended June 30, 2020 we recorded an impairment loss of $29.2 million. Additionally, we have placed our investment grade and non-investment grade rated bonds on cost recovery and as a result, have ceased accretion of any discounts to expected maturity and applied any cash interest received against the securities’ carrying value.
We expect continued challenges to CRE debt security values, with further losses resulting from delinquencies and potential defaults in underlying loans with respect to loans secured by hotel and retail properties. Further losses not only impact our financial results but may also trigger further repayments under our CMBS credit facilities.
Refer to “COVID-19 Impact on Liquidity” in “Liquidity and Capital Resources” below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
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
As of June 30, 2020, $1.0 billion, or 27.4% of our assets were invested in net leased real estate properties included in our Core Portfolio and these properties were 97.5% occupied. The following table presents our net leased real estate investments included in our Core Portfolio as of June 30, 2020 (dollars in thousands):

	Count	Carrying Value(1)	NOI/EBITDA for the three months ended June 30, 2020(2)
Net leased real estate	6	$1,002,622	$18,184
Total/Weighted average net leased real estate - Core Portfolio	6	$1,002,622	$18,184
________________________________________
(1)Represents carrying values at our share as of June 30, 2020; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(2)Net operating income is defined as property operating income excluding above/below market lease amortization less property operating expense. EBITDA is defined as net property operating income excluding interest, tax expense, depreciation and amortization. Please refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI/EBITDA.
The following table provides asset-level detail of our net leased real estate included in our Core Portfolio as of June 30, 2020:

	Collateral type	City, State	Number of Properties	Number of Buildings	Rentable square feet (“RSF”) / units/keys	Weighted average % leased(1)	Weighted average lease term (yrs)(2)
Net leased real estate
Net lease 1	Industrial	Various - U.S.	22	22	6,697,304 RSF	88%	4.4
Net lease 2	Office	Stavenger, Norway	1	26	1,290,926 RSF	100%	10.2
Net lease 3	Industrial	Various - U.S.	2	2	2,197,360 RSF	100%	18.0
Net lease 4	Industrial	Various - OH	23	23	1,834,422 RSF	99%	3.3
Net lease 5	Office	Aurora, CO	1	1	183,529 RSF	100%	2.4
Net lease 6	Office	Indianapolis, IN	1	1	338,000 RSF	100%	5.5
Total/Weighted average net leased real estate			50	75	12,541,541 RSF	96%	8.8
________________________________________
(1)Represents the percent leased as of June 30, 2020. Weighted average calculation based on carrying value at our share as of June 30, 2020.
(2)Based on in-place leases (defined as occupied and paying leases) as of June 30, 2020 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of June 30, 2020.

The following charts illustrate the concentration of our net leased real estate portfolio included in Core Portfolio based on property type and geography as of June 30, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

COVID-19 Update
For the quarter ended June 30, 2020 and July 2020, we collected 97% of total rents from our net leased real estate portfolio, with unpaid rents of approximately $0.4 million. We believe these properties will continue to perform but caution that COVID-19 events could still result in lease modifications, impairment and the inability to make our mortgage payments, all which could result in defaults under our mortgage obligations or trigger repayments under our Bank Credit Facility.
For the quarter ended June 30, 2020 and through August 6, 2020, we agreed to sell two industrial portfolios (Net Lease 1 and 4) and expect to receive total gross proceeds of $466.4 million. Net of repayments to existing mortgages and paydowns under our Bank Credit Facility, we expect that these sales will generate $90.6 million of available balance sheet cash liquidity. Both portfolios are classified and held for sale at June 30, 2020 and expected to close prior to year end.
During March 2020 we unwound our NOK FX Future contracts related to Net Lease 2 (Stavenger, Norway). Subsequent to June 30, 2020, we have purchased one year put options of NOK for the notional amount of $92 million and a cost of $1.9 million.
Refer to “COVID-19 Impact on Liquidity” in “Liquidity and Capital Resources” below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.

Results of Operations - Core Portfolio
The following table summarizes our Core Portfolio results of operations for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Net interest income
Interest income	$39,390	$37,177	$2,213	6.0%
Interest expense	(16,116)	(19,186)	3,070	(16.0)%
Interest income on mortgage loans held in securitization trusts	20,539	38,656	(18,117)	(46.9)%
Interest expense on mortgage obligations issued by securitization trusts	(18,364)	(35,756)	17,392	(48.6)%
Net interest income	25,449	20,891	4,558	21.8%

Property and other income
Property operating income	23,196	29,663	(6,467)	(21.8)%
Other income (loss)	(8,363)	407	(8,770)	n.m.
Total property and other income	14,833	30,070	(15,237)	(50.7)%

Expenses
Management fee expense	6,485	9,086	(2,601)	(28.6)%
Property operating expense	3,275	7,901	(4,626)	(58.5)%
Transaction, investment and servicing expense	1,440	317	1,123	n.m.
Interest expense on real estate	8,085	8,814	(729)	(8.3)%
Depreciation and amortization	9,297	12,888	(3,591)	(27.9)%
Provision for loan losses	(86)	—	(86)	n.m.
Administrative expense	4,412	4,168	244	5.9%
Total expenses	32,908	43,174	(10,266)	(23.8)%

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(8,975)	5,549	(14,524)	n.m.
Other loss, net	(126,562)	(6,016)	(120,546)	n.m.
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(128,163)	7,320	(135,483)	n.m.
Equity in earnings (losses) of unconsolidated ventures	(85,328)	17,917	(103,245)	n.m
Income tax benefit (expense)	(2,101)	(359)	(1,742)	n.m.
Net income (loss)	$(215,592)	$24,878	$(240,470)	n.m.
Comparison of Core Portfolio for Three Months Ended June 30, 2020 and 2019
Net Interest Income
Interest income
Interest income increased by $2.2 million to $39.4 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The increase was primarily due to a $12.7 million increase from originations, acquisitions and refinancings of loans in 2019 and 2020. This was partially offset by a decrease of $5.8 million related to the repayment of loan investments and a decrease of $4.3 million related to sales of and placement of the remaining CRE securities on cost recovery status during the second quarter of 2020.
Interest expense
Interest expense decreased by $3.1 million to $16.1 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease was primarily due to a $2.6 million decrease resulting from the collapse of a securitization trust and repayment of loan investments and a $0.7 million decrease from lower financing rates and sales of CMBS securities in 2020. This was partially offset by a $0.3 million increase from originations, acquisitions and refinancings of loans in 2019 and 2020.

Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $0.7 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to the sale and deconsolidation of a retained investment in the subordinate tranches of one securitization trust in the third quarter of 2019.
Property and other income
Property operating income
Property operating income decreased by $6.5 million to $23.2 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease was primarily due to a $7.6 million reduction in operating income due to the sale of a hotel in the fourth quarter of 2019.
Other income
Other income decreased by $8.8 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to a reclass of the unwinding of certain NOK FX forward contracts that occurred in the first quarter 2020.
Expenses
Management fee expense
Management fee expense decreased by $2.6 million to $6.5 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of June 30, 2020 compared to June 30, 2019. The reduction in stockholders’ equity is primarily due to a fourth quarter 2019 amendment to our definition of core earnings in the Management Agreement.
Property operating expense
Property operating expense decreased by $4.6 million to $3.3 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease resulted from the sale of a hotel during the fourth quarter of 2019.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $1.1 million to $1.4 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to a $0.6 million increase in legal costs for asset-specific activity and a $0.2 million decrease in franchise tax refunds received.
Interest expense on real estate
Interest expense on real estate decreased by $0.7 million to $8.1 million for the three months ended June 30, 2020, as compared to the six months ended June 30, 2019 driven by a decrease in the one month LIBOR rate from June 30, 2019 to June 30, 2020.
Depreciation and amortization
Depreciation and amortization expense decreased by $3.6 million to $9.3 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This was primarily due to a $2.3 million decrease associated with two properties classified as held for sale and a $0.9 million decrease resulting from the sale of a hotel during the fourth quarter of 2019.
Provision for loan losses
Provision for loan losses decreased by $0.1 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. During the three months ended June 30, 2020, the provision was a result of reversing $5.2 million in CECL reserves on one of our hospitality loans after it was individually evaluated for impairment. This was offset by recording incremental CECL reserves of $5.1 million in the second quarter of 2020.
Administrative expense
Administrative expense increased by $0.2 million to $4.4 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This increase was primarily due to higher indirect costs reimbursed to our Manager.

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the three months ended June 30, 2020, we recorded a $9.0 million unrealized loss on mortgage loans and obligations which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts.
Other loss, net
Other loss, net increased by $120.5 million to $126.6 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The increase was primarily due to $86.2 million realized loss on the sale of 27 CRE securities and the realization of the fair value marks on our remaining CRE securities portfolio in addition to a $38.0 million provision for loan loss recorded on one hospitality loan. This was offset by the reclass of unwinding of certain NOK FX forward contracts that occurred in the first quarter 2020.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures decreased by $103.2 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This was primarily due to the Company recording $95.9 million in fair value losses relating to two equity method investments that have been placed on nonaccrual status.
Income tax benefit (expense)
Income tax expense increased by $1.7 million to $2.1 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to a $1.6 million increase in the deferred income tax liabilities on one of our equity method investments.

Results of Operations - Core Portfolio
The following table summarizes our Core Portfolio results of operations for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Net interest income
Interest income	$83,796	$70,173	$13,623	19.4%
Interest expense	(35,862)	(36,689)	827	(2.3)%
Interest income on mortgage loans held in securitization trusts	41,094	77,132	(36,038)	(46.7)%
Interest expense on mortgage obligations issued by securitization trusts	(36,423)	(71,391)	34,968	(49.0)%
Net interest income	52,605	39,225	13,380	34.1%

Property and other income
Property operating income	44,709	59,566	(14,857)	(24.9)%
Other income	757	568	189	33.3%
Total property and other income	45,466	60,134	(14,668)	(24.4)%

Expenses
Management fee expense	13,002	18,172	(5,170)	(28.5)%
Property operating expense	6,958	16,847	(9,889)	(58.7)%
Transaction, investment and servicing expense	3,654	372	3,282	n.m
Interest expense on real estate	16,546	17,384	(838)	(4.8)%
Depreciation and amortization	20,449	25,972	(5,523)	(21.3)%
Provision for loan losses	31,413	—	31,413	n.m
Administrative expense	8,543	7,808	735	9.4%
Total expenses	100,565	86,555	14,010	n.m

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(28,427)	6,578	(35,005)	n.m
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	48	(48)	n.m
Other loss, net	(147,074)	(9,842)	(137,232)	n.m
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(177,995)	9,588	(187,583)	n.m
Equity in earnings (loss) of unconsolidated ventures	(71,255)	36,285	(107,540)	n.m
Income tax benefit (expense)	(2,264)	1,629	(3,893)	n.m
Net income (loss)	$(251,514)	$47,502	$(299,016)	n.m
Comparison of Core Portfolio for Six Months Ended June 30, 2020 and 2019
Net Interest Income
Interest income
Interest income increased by $13.6 million to $83.8 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase was primarily due to a $30.0 million increase from originations, acquisitions and refinancings of loans in 2019 and 2020. This was partially offset by a decrease of $13.0 million related to the repayment of loan investments and a decrease of $3.9 million related to sales and placement of the remaining CRE securities on cost recovery status during the second quarter of 2020.
Interest expense
Interest expense decreased by $0.8 million to $35.9 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease was primarily due to a $6.2 million decrease resulting from the collapse of a securitization trust and repayment of loan investments and a $0.9 million decrease from sales of CRE securities in 2020. This was partially offset by a $6.3 million increase from originations, acquisitions and refinancings of loans in 2019 and 2020.

Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $1.1 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to the sale and deconsolidation of a retained investment in the subordinate tranches of one securitization trust in the third quarter of 2019.
Property and other income
Property operating income
Property operating income decreased by $14.9 million to $44.7 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease was primarily due to a $14.5 million reduction in operating income due to the sale of a hotel in the fourth quarter of 2019.
Other income
Other income increased by $0.2 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 primarily as a result of fees recovered on previously repaid assets.
Expenses
Management fee expense
Management fee expense decreased by $5.2 million to $13.0 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of June 30, 2020 compared to June 30, 2019. The reduction in stockholders’ equity is primarily due to a fourth quarter 2019 amendment to our definition of core earnings in the Management Agreement.
Property operating expense
Property operating expense decreased by $9.9 million to $7.0 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease resulted from the sale of a hotel during the fourth quarter of 2019.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $3.3 million to $3.7 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to a $1.4 million increase in legal costs incurred associated with exploring the internalization of the management of the company and other value-enhancing opportunities, a $1.0 million decrease in franchise tax refunds received, a $0.6 million increase in asset-specific legal costs and $0.6 million in terminated deal costs.
Interest expense on real estate
Interest expense on real estate decreased by $0.8 million to $16.5 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 driven by a decrease in the one month LIBOR rate from June 30, 2019 to June 30, 2020.
Depreciation and amortization
Depreciation and amortization expense decreased by $5.5 million to $20.4 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This was primarily due to a $2.0 million decrease associated with two properties classified as held for sale and a $1.8 million decrease resulting from the sale of a hotel during the fourth quarter of 2019.
Provision for loan losses
Provision for loan losses increased by $31.4 million during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 primarily due to the recording of CECL reserves in accordance with ASU No. 2016-13, Financial Instruments-Credit Losses.
Administrative expense
Administrative expense increased by $0.7 million to $8.5 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase was primarily due to higher indirect costs reimbursed to our Manager.

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the six months ended June 30, 2020, we recorded an unrealized loss of $28.4 million on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts.
Other loss, net
Other loss, net increased by $137.2 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase was primarily due to an $86.2 million realized loss on the sale of 27 CRE securities and the realization of the fair value marks on our remaining CRE securities portfolio in addition to a $38.0 million provision for loan loss recorded on one hospitality loan.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures decreased by $107.5 million to loss of $71.3 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This was primarily due to the Company recording $95.9 million in fair value losses relating to two equity method investments that have been placed on nonaccrual status.
Income tax benefit (expense)
Income tax expense increased by $3.9 million to an income tax expense of $2.3 million for the six months ended June 30, 2020, as compared to an income tax benefit of $1.6 million for the six months ended June 30, 2019, primarily due to a $2.7 million reduction in the deferred income tax benefit on one of our net lease portfolios acquired in 2018 and a $1.6 million increase in the deferred income tax liabilities on one of our equity method investments, partially offset by a $0.4 million decrease to income tax provision on a hotel acquired through the legal foreclosure process in the third quarter of 2018, and subsequently sold in December 2019.
Our Legacy, Non-Strategic Portfolio
As of June 30, 2020, our Legacy, Non-Strategic Portfolio consisted of 43 investments representing approximately $528.0 million in book value (excluding cash, cash equivalents and certain other assets). Our loan portfolio consisted of one senior mortgage loans, two mezzanine loans and one preferred equity investment, all of which are on nonaccrual status as of June 30, 2020. Our owned real estate portfolio (including net leased and other real estate) consisted of approximately 4.1 million total square feet of space and the total first quarter NOI of that portfolio was approximately $7.3 million (based on leases in place as of June 30, 2020).
As of June 30, 2020, our Legacy, Non-Strategic Portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at CLNC share)(2)	Net book value (Consolidated)(3)	Net book value (at CLNC share)(4)
Legacy, Non-Strategic Portfolio
Senior mortgage loans(5)	1	$11,021	$11,021	$11,021	$11,021
Mezzanine loans(5)	2	56,880	12,040	56,880	12,040
Preferred equity(5)	1	684	145	684	145
Net leased real estate	6	59,000	59,000	3,860	3,860
Other real estate	29	393,304	355,403	87,791	81,673
Private equity interests	4	7,093	7,093	7,093	7,093
Total/Weighted average Legacy, Non-Strategic Portfolio	43	$527,982	$444,702	$167,329	$115,832
________________________________________
(1)Count for net leased and other real estate represents number of investments.
(2)Book value at our share represents the proportionate book value based on ownership by asset as of June 30, 2020.
(3)Net book value represents book value less any associated financing as of June 30, 2020.
(4)Net book value at our share represents the proportionate book value based on asset ownership less any associated financing based on ownership as of June 30, 2020.
(5)Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.

Legacy, Non-Strategic Portfolio: Senior and Mezzanine Loans and Preferred Equity
Our Legacy, Non-Strategic Portfolio includes senior mortgage loans, mezzanine loans and preferred equity interests.
The following table provides a summary of senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio as of June 30, 2020 (dollars in thousands):

				Weighted Average(1)
	Count	Book value (at CLNC share)(2)	Principal balance (2)	Cash coupon(3)	Unlevered all-in yield(3)	Remaining Term(4)	Extended Remaining Term(5)
Senior loans	1	$11,021	$19,784	—	—	0.1	0.1
Mezzanine loans	2	12,040	12,406	—	—	0.1	0.8
Preferred equity	1	145	—	—	—	—	—
Total/Weighted average senior and mezzanine loans and preferred equity - Legacy, Non-Strategic Portfolio	4	$23,206	$32,190	—	—	0.1	0.4
_________________________________________
(1)Weighted average metrics weighted by book value at our share, except for cash coupon which is weighted by principal balance at our share.
(2)Book value and principal balance at our share represents the proportionate value based on ownership by asset as of June 30, 2020.
(3)All four senior and mezzanine loans and preferred equity investments are on nonaccrual status.
(4)Represents the remaining term based on the current contractual maturity date of loans.
(5)Represents the remaining term based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.
The following table details senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio by fixed or floating rate as of June 30, 2020 (dollars in thousands):

				Weighted Average(1)
	Number of loans	Book value (at CLNC share)(2)	Principal balance(2)	Spread to LIBOR(3)	All-in unlevered yield(3)	Remaining term(4)	Extended remaining term(5)
Fixed rate loans(6)	4	$23,206	$32,190	—	—	0.1	0.4
Total/ Weighted average	4	$23,206	$32,190	—	—	0.1	0.4
_________________________________________
(1)Weighted average metrics weighted by book value at our share, except for spread to LIBOR, which is weighted by principal balance value at our share. Book and principal balances at share exclude a de minimis amount of noncontrolling interest. See the table located above in “Our Portfolio” for further information.
(2)Book value and principal balance at our share represents the proportionate value based on ownership by asset as of June 30, 2020.
(3)All four senior and mezzanine loans and preferred equity investments are on nonaccrual status.
(4)Represents the remaining term in years based on the original maturity date or current extension maturity date of loans.
(5)Represents the remaining term in years based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.
(6)Includes one preferred equity investment.
The following table details the types of properties securing senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio and geographic distribution as of June 30, 2020 (dollars in thousands):

Collateral property type	Book value	% of total
Other(1)	$23,206	100.0%
Total	$23,206	100.0%

Region	Book value	% of total
West	$23,206	100.0%
Total	$23,206	100.0%
_________________________________________
(1)Other includes commercial and residential development and predevelopment assets.

In March 2018, the borrower on our four NY hospitality loans in our Legacy, Non-Strategic Portfolio failed to make all required interest payments and the loans were placed on nonaccrual status. These four loans are secured by the same collateral. During 2018, we recorded $53.8 million of provision for loan losses to reflect the estimated value to be recovered from the borrower following a sale. During 2019, we recorded an additional provision for loan loss of $154.3 million based on significant deterioration in the NY hospitality market, feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale. During the three months ended March 31, 2020 the significant detrimental impact of COVID-19 on the U.S. hospitality industry further contributed to the deterioration of our four NY hospitality loans and as such we recorded an additional provision for loan losses of $36.8 million. During the three months ending June 30, 2020 we completed a discounted payoff of the NY hospitality loans and related investment interests.
Within our Legacy, Non-Strategic Portfolio, we held certain other loans secured by regional malls that were sold during the six months ended June 30, 2020 as follows:
•We placed one loan secured by a regional mall (“Midwest Regional Mall”) on nonaccrual status during 2019 as collectability of the principal was uncertain; as such, interest collected is recognized using the cost recovery method by applying interest collected as a reduction to loan carrying value. We recorded $10.6 million of impairment related to Midwest Regional Mall and transferred the loan to held for sale during 2019. During the three months ending June 30, 2020 the Midwest Regional Mall was sold. We received $8.3 million in gross proceeds and recognized a gain of $3.7 million.
•During 2018, we recorded $8.8 million of provision for loan losses on one loan secured by a regional mall (“Northeast Regional Mall B”) to reflect the estimated fair value of the collateral. During 2019, we recognized additional provision for loan losses of $10.5 million on Northeast Regional Mall B. The additional provisions were based on then-current and prospective leasing activity to reflect the estimated fair value of the collateral. During the three months ended March 31, 2020, the Northeast Regional Mall was sold. We received $9.2 million in gross proceeds and recognized a gain of $1.8 million.
•Also, during 2019, we separately recognized provision for loan losses of $18.5 million on two loans secured by one regional mall (“West Regional Mall”) to reflect the estimated fair value of the collateral. During the three months ended June 30, 2020, the West Regional Mall loan was sold. We received $23.5 million in gross proceeds and recognized a gain of $6.5 million.
•Furthermore, during 2019, we recognized a $26.7 million provision for loan losses on three loans to two separate borrowers (“South Regional Mall A” and “South Regional Mall B”) to reflect the estimated fair value of the collateral. During the three months ended March 31, 2020, we accepted a discounted payoff of South Regional Mall A. We received $22.0 million in gross proceeds and recognized a loss of $1.6 million. Additionally, during the three months ended March 31, 2020 South Regional Mall B was sold. We received $13.5 million in gross proceeds and recognized a gain of $8.7 million.
Impairment of Loans and Preferred Equity Held in Joint Ventures
During the year ended December 31, 2019, we recognized our proportionate share of a fair value loss adjustment totaling $14.7 million on one senior loan secured by a regional mall (“Southeast Regional Mall”) of which we owned 50.0% of the joint venture. Southeast Regional Mall was included in our Legacy, Non-Strategic Portfolio prior to its sale during the six months ended June 30, 2020. We received $13.4 million in gross sales proceeds and recognized a gain of $1.6 million.
COVID-19 Update
During the three and six months ended June 30, 2020, we sold three loans generating gross proceeds of $31.8 million and 10 loans generating gross proceeds of $113.0 million, respectively. Our four remaining loans are on nonaccrual. We have reviewed the four remaining loans in our Legacy, Non-Strategic portfolio and believe that it is too early to predict and quantify the full impact of principal loss. However, further losses or permanent impairment in future quarters are possible.
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

As of June 30, 2020, $414.4 million, or 93.2%, of our Legacy, Non-Strategic Portfolio was invested in owned real estate and was 89.0% occupied. The following table provides a summary of net leased and other real estate included in our Legacy, Non-Strategic Portfolio as of June 30, 2020 (dollars in thousands):

	Count	Carrying Value(1)	NOI/EBITDA for the three months ended June 30, 2020(2)
Net leased real estate	6	$59,000	$2,088
Other real estate	29	355,403	5,183
Total/Weighted average owned real estate - Legacy, Non-Strategic Portfolio	35	$414,403	$7,271
________________________________________
(1)Represents carrying values at our share as of June 30, 2020; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(2)Excludes NOI/EBITDA loss of $0.1 million that relates to properties that have been sold. Please refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI/EBITDA.

The following table provides asset-level details of our net leased and other real estate included in our Legacy, Non-Strategic Portfolio as of June 30, 2020:

	Collateral type	City, State	Number of properties	Number of buildings	RSF / units/keys	Weighted average % leased(1)	Weighted average lease term (yrs)(2)
Net leased real estate
Net lease 1	Retail	Various - U.S.	7	7	319,600 RSF	100%	3.7
Net lease 2	Office	Columbus, OH	1	1	199,122 RSF	52%	6.5
Net lease 3	Office	Rockaway, NJ	1	1	121,038 RSF	100%	2.5
Net lease 4	Retail	Keene, NH	1	1	45,471 RSF	100%	8.6
Net lease 5	Retail	Fort Wayne, IN	1	1	50,000 RSF	100%	4.2
Net lease 6	Retail	South Portland, ME	1	1	52,900 RSF	100%	3.2
Total/Weighted average net leased real estate			12	12	788,131 RSF	87%	4.6

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	7	847,604 RSF	94%	4.3
Other real estate 2	Office	Warrendale, PA	5	5	496,414 RSF	82%	5.1
Other real estate 3	Multifamily	New Orleans, LA	1	1	375 Units	89%	—
Other real estate 4	Hotel	Coraopolis, PA	1	1	318 Keys	n/a	—
Other real estate 5	Multifamily	Kalamazoo, MI	1	24	698 Units	89%	—
Other real estate 6	Multifamily	Cayce, SC	1	1	557 Units	69%	—
Other real estate 7	Multifamily	Central, SC	1	10	469 Units	82%	—
Other real estate 8	Office	Omaha, NE	1	1	404,865 RSF	68%	1.1
Other real estate 9	Office	Greensboro, NC	1	1	129,717 RSF	88%	2.2
Other real estate 10	Multifamily	Gillette, WY	1	6	139 Units	88%	—
Other real estate 11	Office	Greensboro, NC	1	1	86,321 RSF	85%	1.2
Other real estate 12	Office	Bath, ME	1	1	37,623 RSF	100%	0.8
Other real estate 13	Office	Winston Salem, NC	1	1	140,132 RSF	42%	1.1
Other real estate 14	Retail	Anchorage, AK	1	1	343,995 RSF	65%	1.0
Other real estate 15	Office	Topeka, KS	1	1	194,989 RSF	70%	3.0
Other real estate 16	Retail	West Columbia, SC	1	1	52,375 RSF	58%	1.3
Other real estate 17	Office	Greensboro, NC	1	2	58,978 RSF	22%	0.6
Other real estate 18	Multifamily	Evansville, WY	1	1	191 Units	40%	—
Other real estate 19	Office	Greensboro, NC	1	1	48,042 RSF	29%	0.3
Other real estate 20	Office	Greensboro, NC	1	1	47,690 RSF	57%	0.7
Other real estate 21	Office	Greensboro, NC	1	1	47,211 RSF	33%	0.5
Other real estate 22	Office	Greensboro, NC	1	4	42,123 RSF	48%	0.7
Other real estate 23	Office	Greensboro, NC	1	1	35,224 RSF	44%	0.3
Other real estate 24	Office	Greensboro, NC	1	1	34,903 RSF	52%	0.6
Other real estate 25	Office	Greensboro, NC	1	1	34,060 RSF	40%	0.2
Other real estate 26	Office	Greensboro, NC	1	1	32,905 RSF	100%	5.7
Other real estate 27	Office	Greensboro, NC	1	1	26,563 RSF	55%	0.2
Other real estate 28	Office	Greensboro, NC	1	1	23,145 RSF	63%	0.9
Other real estate 29	Office	Topeka, KS	1	1	194,989 RSF	70%	3.0
Total/Weighted average other real estate			39	80	n/a	81%	2.5

Total/Weighted average owned real estate - Legacy, Non-Strategic Portfolio			51	92
________________________________________
(1)Represents the percent leased as of June 30, 2020. Weighted average calculation based on carrying value at our share as of June 30, 2020.
(2)Based on in-place leases (defined as occupied and paying leases) as of June 30, 2020 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of June 30, 2020.
COVID-19 Update
For the quarter ended June 30, 2020 and through August 6, 2020, we collected 89.2% of total rents across our Legacy, Non-Strategic Portfolio.

We reviewed our Legacy, Non-Strategic owned real estate portfolio and our asset management team is in active discussions with all lessees. See table below:

(Dollars in thousands)	April through July 2020 Rent Collection
	Billed	Collected	% Collected
Office	$16,768	$14,873	88.7%
Student Housing	2,986	2,706	90.6%
Multifamily	2,743	2,557	93.2%
Retail	2,699	2,247	83.3%
Hotel	—	—	n/a
	$25,196	$22,383	88.8%
We met all our mortgage obligations securing the properties within our Legacy, Non-Strategic Portfolio. We caution that known and unknown COVID-19 events could result in lease modifications, impairment and the inability to make our mortgage payments, all which could result in default under our mortgage obligations.
We continue to pursue and execute sales of owned real estate in our Legacy, Non-Strategic Portfolio. As a result, we recorded impairment on held for sale operating real estate properties of $25.9 million resulting from bids received and updated brokers’ opinions of value (BOVs).
Since October 1, 2019, we have completed the following sales:

	No. of Properties sold	Gross Proceeds	Net Proceeds	Net gain/(loss)
QE - December 31, 2019	6	$96,980	$95,425	$10,036
QE - March 31, 2020	6	172,579	80,133	(3,551)
QE - June 30, 2020	1	1,025	903	(83)
July 1 - August 6, 2020	2	4,990	4,559	164
Total	15	$275,574	$181,020	$6,566
Refer to “COVID-19 Impact on Liquidity” in “Liquidity and Capital Resources,” respectively, below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.

Results of Operations - Legacy, Non-Strategic Portfolio
The following table summarizes our Legacy, Non-Strategic Portfolio results of operations for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Net interest income
Interest income	$118	$4,896	$(4,778)	(97.6)%
Interest expense	(629)	(1,860)	1,231	(66.2)%
Net interest income	(511)	3,036	(3,547)	(116.8)%

Property and other income
Property operating income	20,526	35,104	(14,578)	(41.5)%
Other income	3	27	(24)	n.m.
Total property and other income	20,529	35,131	(14,602)	(41.6)%

Expenses
Management fee expense	721	2,271	(1,550)	(68.3)%
Property operating expense	13,036	20,239	(7,203)	(35.6)%
Transaction, investment and servicing expense	1,467	734	733	99.9%
Interest expense on real estate	3,733	5,084	(1,351)	(26.6)%
Depreciation and amortization	4,723	16,369	(11,646)	(71.1)%
Provision for loan losses	35	110,258	(110,223)	n.m.
Impairment of operating real estate	25,935	10,124	15,811	n.m.
Administrative expense	2,339	3,842	(1,503)	(39.1)%
Total expenses	51,989	168,921	(116,932)	(69.2)%

Other income (loss)
Other gain (loss), net	6,929	(46)	6,975	n.m.
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(25,042)	(130,800)	105,758	n.m.
Equity in earnings (losses) of unconsolidated ventures	51	(5,360)	5,411	(101.0)%
Income tax benefit (expense)	(1)	492	(493)	(100.2)%
Net income (loss)	$(24,992)	$(135,668)	$110,676	n.m.
Comparison of Legacy, Non-Strategic Portfolio for Three Months Ended June 30, 2020 and 2019
Net Interest Income
Interest income
Interest income decreased by $4.8 million to $0.1 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was primarily due to $3.9 million related to the sale and repayment of loan investments, $0.6 million related to the sale of one foreclosed loan investment and $0.4 million due to placing one retail loan on nonaccrual status.
Interest expense
Interest expense decreased by $1.2 million to $0.6 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This was primarily due to a lower allocation of interest expense on our Bank Credit Facility allocated to the Legacy Non-Strategic Portfolio for the three months ended June 30, 2020 and $0.5 million of lower interest expense as a result of sales of loans during 2019 and 2020.
Property and other income
Property operating income
Property operating income decreased by $14.6 million to $20.5 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The lower income was primarily due to a $7.7 million decrease related to 12 real estate properties sold within the past twelve months and a $4.6 million decrease in hotel revenues due to COVID-19.

Expenses
Management fee expense
Management fee expense decreased by $1.6 million to $0.7 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of June 30, 2020 compared to June 30, 2019. The reduction in stockholders’ equity is primarily due to a fourth quarter 2019 amendment to our definition of core earnings in the Management Agreement.
Property operating expense
Property operating expense decreased by $7.2 million to $13.0 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The lower expense was primarily due to a $4.7 million decrease related to 12 real estate properties sold within the past twelve months and a $2.5 million decrease in hotel operating expenses related to COVID-19.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $0.7 million to $1.5 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily as a result of $1.0 million of costs associated with the sale of investments.
Interest expense on real estate
Interest expense on real estate decreased by $1.4 million to $3.7 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease resulted from real estate properties sold within the past twelve months.
Depreciation and amortization
Depreciation and amortization expense decreased by $11.6 million to $4.7 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This was primarily due to a $4.5 million decrease related to 27 real estate properties classified as held for sale in 2019 and 2020, a $4.0 million decrease due to properties sold within the past twelve months, and $3.8 million due to lower carrying values associated with impairments recorded in third quarter of 2019.
Provision for loan losses
Provision for loan losses decreased by $110.2 million for the three months ended June 30, 2020 s compared to the three months ended June 30, 2019. This provision recorded in the second quarter of 2019 was a result of a provision recorded on four NY hospitality loans and three loans collateralized by retail properties.
Impairment of operating real estate
Impairment of operating real estate of $25.9 million was recorded for the three months ended June 30, 2020 as a result of feedback received during the sales process.
Administrative expense
Administrative expense decreased by $1.5 million to $2.3 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was primarily due to a lower allocation of indirect costs which are reimbursable to our Manager.
Other income
Other gain (loss), net
Other gain (loss), net increased by $7.0 million to other gain for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The increase was primarily due to $10.9 million in realized gains on sales of three loans partially offset by $2.8 million in defeasance costs associated with mortgage refinancing at student housing properties.
Equity in earnings (losses) of unconsolidated ventures
Equity in earnings (losses) of unconsolidated ventures increased by $5.4 million to earnings of $0.1 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This was primarily due to $8.4 million gain on the sale of a senior loan held in a joint venture, partially offset by $3.0 million related to placing two loans held in joint ventures on nonaccrual status.

Income tax benefit (expense)
Income tax expense decreased by $0.5 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.
The following table summarizes our Legacy, Non-Strategic Portfolio results of operations for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Net interest income
Interest income	$1,816	$10,309	$(8,493)	(82.4)%
Interest expense	(1,627)	(3,649)	2,022	(55.4)%
Net interest income	189	6,660	(6,471)	(97.2)%

Property and other income
Property operating income	51,526	68,335	(16,809)	(24.6)%
Other income	292	43	249	579.1%
Total property and other income	51,818	68,378	(16,560)	—

Expenses
Management fee expense	2,150	4,543	(2,393)	(52.7)%
Property operating expense	31,884	39,473	(7,589)	(19.2)%
Transaction, investment and servicing expense	2,387	1,208	1,179	97.6%
Interest expense on real estate	8,350	10,121	(1,771)	(17.5)%
Depreciation and amortization	11,547	30,947	(19,400)	(62.7)%
Provision for loan losses	38,468	110,258	(71,790)	(65.1)%
Impairment of operating real estate	30,061	10,124	19,937	196.9%
Administrative expense	5,246	6,855	(1,609)	(23.5)%
Total expenses	130,093	213,529	(83,436)	(39)%

Other income (loss)
Other gain (loss), net	7,279	(1,299)	8,578	(660.4)%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(70,807)	(139,790)	68,983	(49.3)%
Equity in earnings (loss) of unconsolidated ventures	3,145	(2,418)	5,563	(230.1)%
Income tax expense	(1,549)	(1,127)	(422)	37.4%
Net income (loss)	$(69,211)	$(143,335)	$74,124	(51.7)%
Comparison of Legacy, Non-Strategic Portfolio for Six Months Ended June 30, 2020 and 2019
Net Interest Income
Interest income
Interest income decreased by $8.5 million to $1.8 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This decrease was primarily due to $7.1 million related to the sale and repayment of loan investments and $1.3 million related to one foreclosed loan investment.
Interest expense
Interest expense decreased by $2.0 million to $1.6 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This was primarily due to a lower allocation of interest expense on our Bank Credit Facility allocated to the Legacy Non-Strategic Portfolio for the three months ended June 30, 2020.

Property and other income
Property operating income
Property operating income decreased by $16.8 million to $51.5 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The lower income was primarily due to a $9.3 million decrease related to 12 real estate properties sold within the past twelve months and a $5.3 million decrease in hotel revenues due to COVID-19.
Other income
Other income increased by $0.2 million to $0.3 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The Company recorded $0.3 million in extension fees related to a held for sale operating real estate property.
Expenses
Management fee expense
Management fee expense decreased by $2.4 million to $2.2 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of June 30, 2020 compared to June 30, 2019. The reduction in stockholders’ equity is primarily due to a fourth quarter 2019 amendment to our definition of core earnings in the Management Agreement.
Property operating expense
Property operating expense decreased by $7.6 million to $31.9 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The lower expense was primarily due to a $5.9 million decrease related to 12 real estate properties sold within the past twelve months.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $1.2 million to $2.4 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, as a result of costs associated with the sale of investments.
Interest expense on real estate
Interest expense on real estate decreased by $1.8 million to $8.4 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease resulted from real estate properties sold within the past twelve months.
Depreciation and amortization
Depreciation and amortization expense decreased by $19.4 million to $11.5 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This was primarily due to a $9.1 million decrease related to 27 real estate properties classified as held for sale in 2019 and 2020, a $5.1 million decrease due to properties sold within the past twelve months, and $4.5 million due to lower carrying values associated with impairments recorded in the third quarter of 2019.
Provision for loan losses
Provision for loan losses of $38.5 million was recorded for the six months ended June 30, 2020, which is primarily attributable to the Company recording an additional provision of $36.8 million for our four NY hospitality loans due to the detrimental impact of COVID-19 on the hospitality industry.
Impairment of operating real estate
Impairment of operating real estate of $30.1 million for the six months ended June 30, 2020 is primarily resulting from feedback received during the sales process.
Administrative expense
Administrative expense decreased by $1.6 million to $5.2 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This decrease was primarily due to lower stock compensation expense allocated to the Legacy, Non-Strategic Portfolio and a lower allocation of indirect costs which are reimbursable to our Manager.

Other income
Other gain (loss), net
Other loss, net decreased by $8.6 million to other gain for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease was primarily due to $10.9 million of gains from loan sales during 2020.
Equity in earnings of unconsolidated ventures
Equity in earnings of unconsolidated ventures increased by $5.6 million to $3.1 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This was primarily due to $8.4 million gain on the sale of a senior loan held in a joint venture, partially offset by $3.0 million related to placing two loans held in joint ventures on nonaccrual status.
Income tax expense
Income tax expense increased by $0.4 million to $1.5 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.
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

The following tables present a reconciliation of net income (loss) attributable to our common stockholders to Core Earnings/Legacy, Non-Strategic Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Total	Legacy, Non-Strategic Portfolio	Core Portfolio
Net loss attributable to Colony Credit Real Estate, Inc. common stockholders	$(227,059)	$(16,728)	$(210,331)
Adjustments:
Net loss attributable to noncontrolling interest of the Operating Partnership	(5,418)	(373)	(5,045)
Non-cash equity compensation expense	1,549	697	852
Transaction costs	705	292	413
Depreciation and amortization	13,386	4,318	9,068
Net unrealized loss (gain) on investments:
Impairment of operating real estate and preferred equity	25,935	25,935	—
Other unrealized gain	(23,798)	(1)	(23,797)
CECL reserves	(20,925)	—	(20,925)
Losses on sales of real estate and preferred equity	13,520	3,437	10,083
Adjustments related to noncontrolling interests	(8,428)	(8,329)	(99)
Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) attributable to Colony Credit Real Estate, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$(230,533)	$9,248	$(239,781)
Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) per share(1)	$(1.75)	$0.07	$(1.82)
Weighted average number of common shares and OP units(1)	131,615	131,615	131,615
_________________________________________
(1)We calculate Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the three months ended June 30, 2020, weighted average number of common shares includes 3.1 million OP units.

	Six Months Ended June 30, 2020
	Total	Legacy, Non-Strategic Portfolio	Core Portfolio
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(305,831)	$(60,502)	$(245,329)
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	(7,310)	(1,422)	(5,888)
Non-cash equity compensation expense	1,891	851	1,040
Transaction costs	2,570	976	1,594
Depreciation and amortization	30,893	10,448	20,445
Net unrealized loss (gain) on investments:
Impairment of operating real estate and preferred equity	30,064	30,064	—
Other Unrealized loss	16,562	33	16,529
CECL reserves	8,075	(153)	8,228
Losses on sales of real estate and preferred equity	13,068	2,985	10,083
Adjustments related to noncontrolling interests	(9,016)	(8,705)	(311)
Core Earnings (Loss) Legacy, Non-Strategic Earnings (Loss) attributable to Colony Credit Real Estate, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$(219,034)	$(25,425)	$(193,609)
Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) per share(1)	$(1.66)	$(0.19)	$(1.47)
Weighted average number of common shares and OP units(1)	131,615	131,615	131,615
_________________________________________
(1)We calculate Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the six months ended June 30, 2020, weighted average number of common shares includes 3.1 million OP units.

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

The following tables present a reconciliation of net income (loss) attributable to our common stockholders to NOI/EBITDA attributable to our common stockholders (dollars in thousands) for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Total	Legacy, Non-Strategic Portfolio	Core Portfolio
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(21,237)	$(23,536)	$2,299
Adjustments:	—
Net income (loss) attributable to noncontrolling interest in investment entities	(7,295)	(7,520)	225
Amortization of above- and below-market lease intangibles	(160)	130	(290)
Interest expense on real estate	11,816	3,733	8,083
Other income	8,557	(3)	8,560
Transaction, investment and servicing expense	144	140	4
Depreciation and amortization	14,020	4,723	9,297
Impairment of operating real estate	25,935	25,935	—
Administrative expense	138	16	122
Other (gain) loss on investments, net	(4,555)	4,001	(8,556)
Income tax benefit	(99)	—	(99)
NOI/EBITDA attributable to noncontrolling interest in investment entities	(1,928)	(465)	(1,463)
Total NOI/EBITDA attributable to Colony Credit Real Estate, Inc. common stockholders	$25,336	$7,154	$18,182

	Six Months Ended June 30, 2020
	Total	Legacy Non-Strategic Portfolio	Core Portfolio
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(21,117)	$(26,612)	$5,495
Adjustments:
Net income (loss) attributable to noncontrolling interest in investment entities	(7,150)	(7,310)	160
Amortization of above- and below-market lease intangibles	(564)	(269)	(295)
Interest expense on real estate	24,885	8,350	16,535
Other income	(723)	(264)	(459)
Transaction, investment and servicing expense	344	197	147
Depreciation and amortization	31,996	11,546	20,450
Impairment of operating real estate	30,061	30,061	—
Administrative expense	229	25	204
Other (gain) loss on investments, net	(822)	3,651	(4,473)
Income tax benefit	(296)	—	(296)
NOI/EBITDA attributable to noncontrolling inters in investment entities	(4,072)	(1,289)	(2,783)
Total NOI/EBITDA attributable to Colony Credit Real Estate, Inc. common stockholders	$52,771	$18,086	$34,685
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $450 million secured revolving credit facility, up to approximately $2.3 billion in secured revolving repurchase facilities, non-recourse securitization financing, commercial mortgages and other asset-level financing structures. In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan or securitization. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	June 30, 2020	December 31, 2019
Debt-to-equity ratio(1)	1.2x	1.4x
_________________________________________
(1)Represents (i) total outstanding secured debt less cash and cash equivalents of $438.0 million to (ii) total equity, in each case, at period end.
Potential Sources of Liquidity
Bank Credit Facilities
We use bank credit facilities (including term loans and revolving facilities) to finance our business. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.
On February 1, 2018, the OP (together with certain subsidiaries of the OP from time to time party thereto as borrowers, collectively, the “Borrowers”) entered into a credit agreement (the “Bank Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide a revolving credit facility in the aggregate principal amount of up to $400.0 million. On December 17, 2018, the aggregate amount of revolving commitments was increased to $525.0 million and on February 4, 2019, the aggregate amount of revolving commitments was increased to $560.0 million. On May 6, 2020 these commitments were reduced to $450.0 million.
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
The Bank Credit Facility contains various affirmative and negative covenants, including, among other things, the obligation of the Company to maintain REIT status and be listed on the NYSE, and limitations on debt, liens and restricted payments. In addition, the Bank Credit Facility includes the following financial covenants applicable to the OP and its consolidated subsidiaries: (a) consolidated tangible net worth of the OP must be greater than or equal to the sum of (i) $1.5 billion and (ii) 75% of the proceeds received by the OP from any offering of its common equity and of the proceeds from any offering by the Company of its common equity to the extent such proceeds are contributed to the OP, excluding any such proceeds that are contributed to the OP within ninety (90) days of receipt and applied to acquire capital stock of the OP; (b) the OP’s earnings before interest, income tax, depreciation, and amortization plus lease expenses to fixed charges for any period of four (4) consecutive fiscal quarters must be not less than 1.50 to 1.00; (c) the OP’s interest coverage ratio must be not less than 3.00 to 1.00; and (d) the OP’s ratio of consolidated total debt to consolidated total assets must be not more than 0.70 to 1.00. The Bank Credit Facility also includes customary events of default, including, among other things, failure to make payments when due, breach of covenants or representations, cross default to material indebtedness or material judgment defaults, bankruptcy matters involving any Borrower or any Guarantor and certain change of control events. Further, we may not make distributions in excess of amounts required to maintain REIT status and may not repurchase shares, among other provisions. The occurrence of an event of default will limit the ability of the OP and its subsidiaries to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.
Refer to “COVID-19 Impact on Liquidity” below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
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
Refer to “COVID-19 Impact on Liquidity” below regarding for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.

The following table presents a summary of our Master Repurchase, CMBS and Bank Credit Facilities as of June 30, 2020 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$400,000	$104,559	2.8	LIBOR + 1.91%
Bank 2	200,000	21,353	2.3	LIBOR + 2.50%
Bank 3	600,000	207,176	1.8	LIBOR + 2.15%
Bank 7	500,000	181,396	1.8	LIBOR + 1.93%
Bank 8	250,000	152,337	1.0	LIBOR + 2.00%
Bank 9	300,000	—	3.3	—
Total Master Repurchase Facilities	2,250,000	666,821

CMBS Credit Facilities
Bank 1(2)	—	—	—	—
Bank 6	38,352	38,352	(1)	4.25%
Bank 3(2)	—	—	—	—
Bank 4(2)	—	—	—	—
Bank 5(2)	—	—	—	—
Total CMBS Credit Facilities	38,352	38,352

Bank Credit Facility	450,000	195,000	2.8	LIBOR + 2.25%

Total Facilities	$2,738,352	$900,173
_________________________________________
(1)The maturity dates on CMBS Credit Facilities are dependent upon asset type and is currently six months.
(2)Amounts can be drawn under the Bank 1, Bank 3, Bank 4, and Bank 5 CMBS Credit Facilities, but we are not utilizing them.
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
CLNC 2019-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within CLNC 2019-FL1.
Additionally, CLNC 2019-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. While we continue to closely monitor all loan investments contributed to CLNC 2019-FL1, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
Refer to “COVID-19 Impact on Liquidity” below regarding for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.

Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Refer to “COVID-19 Impact on Liquidity” below for discussion on the 5-Investment Preferred Financing we obtained during the quarter ended June 30, 2020.
COVID-19 Impact on Liquidity
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
During the three months ended March 31, 2020, concurrent with the onset of the COVID-19 pandemic, we drew $226.5 million on our bank facility and ended such quarter with $340.0 million outstanding and $29.0 million of availability and reported $255 million cash on hand as of May 7, 2020.
As of August 6, 2020, we have approximately $325 million cash on hand and $200.0 million of availability under our bank facility.
During the three months ended June 30, 2020 and through August 6, 2020, we have accomplished the following:
Bank Credit Facility
Given the ongoing impact of the COVID-19 pandemic to the underlying value of our investments, and related uncertainty in our ability to meet certain financial covenants, during the second quarter we amended our Bank Credit Facility to: (i) reduce the minimum tangible net worth covenant requirement from $2.1 billion to $1.5 billion, providing portfolio management flexibilities as a result of any disruptions in investments caused by COVID-19 or other factors; (ii) reduce the facility size from $560.0 million to $450.0 million; (iii) limit dividends in line with taxable income and restrict stock repurchases, each for liquidity preservation purpose; and (iv) focus new investments on senior mortgages.
Master Repurchase Facilities
We amended the minimum tangible net worth covenant under all six of our Master Repurchase Facilities consistent with the Bank Credit Facility. During the first quarter of 2020, we received and timely paid a margin call on a hospitality loan and made voluntarily paydowns on two other hospitality and one retail loan. The lender granted us a holiday from future margin calls between three and four months, and we obtained broader discretion to enter in to permitted modifications with the borrowers on these three specific loans, if necessary.
In May, we entered into agreements to modify two of our master repurchase facilities pursuant to which we reduced facility advances corresponding to ten senior mortgage loans financed under such facilities. We and our lender counterparties agreed to temporary modifications providing for six-month holidays from future margin calls before further margin calls are possible, as well as providing additional protections before certain repurchase obligations may be triggered. We were also provided broader discretion to negotiate with our borrowers to implement certain modifications to the underlying loans during such period.
As a result, these six-month holiday periods cover $277 million, or 45%, of the outstanding $610 million of senior loan master repurchase facility indebtedness as of the date hereof.
While we continue to engage in discussions with our Master Repurchase Facility lenders, it is uncertain whether we will we reach any future agreement due to the limited and temporary holiday and permitted modification periods described above, and the continuing impact of the COVID-19 pandemic. As such, we may receive additional margin calls, experience additional pressures or events of default under our financing agreements that will negatively impact our liquidity position.
CMBS Credit Facilities
During the first quarter, we received and paid margin calls on our CMBS Credit Facilities of $48.9 million. During the second quarter, we consolidated our CMBS Credit Facilities borrowings with one existing counterparty bank. In connection with the consolidation, we paid down the CMBS Credit Facilities borrowing advance rate to a blended borrowing advance rate of 62% and extended the repurchase date on all such borrowings first to June 30, 2020 and then to December 31, 2020. This $73.9 million paydown allowed for a 15% additional loss on a bond specific basis before further margin calls. As of August 6, 2020, we had $38.4 million outstanding under our CMBS Credit Facilities. The financing bears a fixed interest rate of 4.25%.
5-Investment Preferred Financing
On June 5, 2020, we accepted preferred financing of up to $229 million (on a portfolio of five of our underlying investment interests) (the “5-Investment Preferred Financing”) from investment vehicles managed by Goldman Sachs (“GS”). The financing included $200 million of proceeds at closing. The unsecured financing provides GS a 10% preferred return and a minority interest in future cash flows following certain minimum returns on the preferred financing investment.
The portfolio financing is limited to (i) our interests in four co-investments alongside investment funds managed by affiliates of our manager, each of which are financings on underlying development projects (including residential, office and/or mixed-use components), and (ii) a wholly-owned triple-net industrial distribution center investment leased to a national grocery chain.
We and our affiliates control the continuing investment and portfolio management of such investments and are consolidated on our consolidated balance sheet at June 30, 2020. The preferred financing provides for a disproportionate allocation of profits and losses and the share of income or loss is determined using a balance sheet approach known as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, earnings and losses are recognized based on how an entity would allocate and distribute its cash if it were to sell all of its assets and settle its liabilities for their carrying amounts and liquidate at the reporting date. Under the HLBV method, we could record, in any period, more or less income than may be generated in the case of an actual liquidation. The noncontrolling interest in investment entities on our consolidated balance sheet includes $270.7 million representing GS’s investment at June 30, 2020 under the HLBV method. The preferred financing resulted in a reduction in stockholders’ equity of approximately $70.0 million.
The transaction resulted in us receiving net liquidity of approximately $170 million, net of approximately $30 million in paydowns under the Company’s corporate credit facility, and the ability to draw down up to $29 million additional commitments from GS for future fundings to the portfolio, if any, at our same advance rate.
We also continue to assess capital needs in our owned real estate portfolio (both Core and Legacy, Non-Strategic) where we expect to limit any investment of additional capital.
Investment Sales
During the six months ended June 30, 2020 and through August 6, 2020, we sold or received a discounted pay-off for 13 loans, sold nine owned real estate assets and sold 27 CRE debt securities generating net proceeds of $239.4 million and $182.0 million from our Core and Legacy, Non-Strategic segments, respectively.
We currently classify 28 owned real estate properties as held for sale with a total net carrying value of $632.6 million at June 30, 2020. While we have agreements to sell or are proceeding with active marketing, the ongoing uncertainty surrounding the COVID-19 pandemic may result in us being unable to sell or complete the sale of these properties in the near to medium-term. Further, any completed sales may result in an investment loss.
Additionally, we continue to evaluate asset sales from our Core Portfolio. While these sales are expected to generate liquidity, completion of these sales is uncertain and may result in lower than expected proceeds or an investment loss.
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
Earnings
While we have generated liquidity and reduced our financing exposures, the Core Portfolio assets sold to date along with those under contract, will result in a material impact on future earnings.
The decisive steps taken to protect the balance sheet and generate liquidity, position us to address further market and investment deterioration related to COVID-19. Asset and liability management and liquidity remain our primary focus. Our focus will shift toward new investment and growth initiatives when circumstances related to COVID-19 improve sufficiently to reduce exposure to further liquidity demands.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2020	2019	Change
Operating activities	$29,567	$63,145	$(33,578)
Investing activities	449,827	(421,291)	871,118
Financing activities	(152,159)	344,663	(496,822)
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
Our operating activities generated net cash inflows of $29.6 million and $63.1 million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by operating activities decreased $33.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to lower property operating income earned resulting from sales of real estate properties during the six months ended June 30, 2020.
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
Investing activities generated net cash inflows of $449.8 million and used net cash outflows of $421.3 million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by investing activities in 2020 resulted primarily from proceeds from sale of real estate of $161.8 million, repayment on loan and preferred equity held for investment of $160.1 million, proceeds from sale of investments in unconsolidated ventures of $100.0 million, proceeds from sale of real estate securities, available for sale of $89.7 million, and proceeds from sale of loans held for sale of $32.6 million, partially offset by future fundings on our loans and preferred equity held for investment, net of $66.7 million, and contributions to investments in unconsolidated ventures of $47.5 million.
Net cash flows used in investing activities of $421.3 million for the six months ended June 30, 2019 was primarily driven by $886.4 million of acquisition, origination and funding of loans and preferred equity held for investment partially offset by $287.4 million of loan and preferred equity repayments, $119.5 million of distributions in excess of cumulative earnings from unconsolidated ventures and $76.9 million of proceeds from sales of investments in unconsolidated ventures.
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
Financing activities used net cash of $152.2 million for the six months ended June 30, 2020 compared to net cash inflow of $344.7 million for the six months ended June 30, 2019. Net cash used in financing activities in 2020 resulted primarily from repayment of credit facilities of $454.2 million, repayment of mortgage notes of $77.9 million, distributions paid on common stock and noncontrolling interests of $52.6 million and distributions to noncontrolling interests in the amount of $14.2 million.

This was partially offset by of borrowings from credit facilities in the amount of $255.1 million, contributions to the 5-Investment Preferred Financing of $200.0 million, and borrowings from mortgage notes in the amount of $13.3 million.
Our financing activities provided net cash inflow of $344.7 million for the six months ended June 30, 2019. Net cash provided by financing activities in 2019 resulted primarily from borrowings from credit facilities in the amount of $1.4 billion and borrowings from mortgage notes in the amount of $85.5 million, partially offset by repayment of credit facilities in the amount of $977.7 million, distributions paid on common stock and noncontrolling interests of $114.2 million and repayment of securitization bonds of $58.0 million.
Contractual Obligations, Commitments and Contingencies of the Company
The following table sets forth the known contractual obligations of the Company on an undiscounted basis. This table excludes obligations of the Company that are not fixed and determinable, including the Management Agreement (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$210,623	$5,977	$204,646	$—	$—
Secured debt(2)	2,216,244	662,135	321,443	544,262	688,404
Securitization bonds payable(3)	935,691	30,842	370,807	534,042	—
Ground lease obligations(4)	35,255	3,178	6,396	5,095	20,586
	$3,397,813	$702,132	$903,292	$1,083,399	$708,990
Lending commitments(5)	296,722
Total	$3,694,535
_________________________________________
(1)Future interest payments were estimated based on the applicable index at June 30, 2020 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the current maturity date of February 2022.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at June 30, 2020.
(3)The timing of future principal payments was estimated based on expected future cash flows of underlying collateral loans. Repayments are estimated to be earlier than contractual maturity only if proceeds from underlying loans are repaid by the borrowers.
(4)The Company assumed noncancelable operating ground leases as lessee or sublessee in connection with net lease properties acquired through the CLNY Contributions. The amounts represent minimum future base rent commitments through initial expiration dates of the respective leases, excluding any contingent rent payments. Rents paid underground leases are recoverable from tenants.
(5)Future lending commitments may be subject to certain conditions that borrowers must meet to qualify for such fundings. Commitment amount assumes future fundings meet the terms to qualify for such fundings.
Guarantees and Off-Balance Sheet Arrangements
As of June 30, 2020, we were not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Our investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as acquisition, development and construction arrangements accounted for as equity method investments. In each case, our exposure to loss is limited to the carrying value of our investment.
Our Investment Strategy
Our objective is to generate consistent and attractive risk-adjusted returns to our stockholders. We seek to achieve this objective primarily through cash distributions and the preservation of invested capital and secondarily through capital appreciation. We believe our diversified investment strategy across the CRE capital stack provides flexibility through economic cycles to achieve attractive risk-adjusted returns. This approach is driven by a disciplined investment strategy, focused on:
•capitalizing on asset level underwriting experience and market analytics to identify investments with pricing dislocations and attractive risk-return profiles;
•originating and structuring CRE senior mortgage loans, mezzanine loans and preferred equity with attractive return profiles relative to the underlying value and financial operating performance of the real estate collateral, given the strength and quality of the sponsorship;
•identifying appropriate CRE debt securities investments based on the performance of the underlying real estate assets, the impact of such performance on the credit return profile of the investments and our expected return on the investments;
•identifying net leased real estate investments based on property location and purpose, tenant credit quality, market lease rates and potential appreciation of, and alternative uses for, the real estate;
•creating capital appreciation opportunities through active asset management and equity participation opportunities; and

•structuring transactions with a prudent amount of leverage, if any, given the risk of the underlying asset’s cash flows, attempting to match the structure and duration of the financing with the underlying asset’s cash flows, including through the use of hedges, as appropriate.
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
Our Manager’s asset management team engages in a proactive and comprehensive on-going review of the credit quality of each asset it manages. In particular, for debt investments on at least an annual basis, the asset management team will evaluate the financial wherewithal of individual borrowers to meet contractual obligations as well as review the financial stability of the assets securing such debt investments. Further, there is ongoing review of borrower covenant compliance including the ability of borrowers to meet certain negotiated debt service coverage ratios and debt yield tests. For equity investments, the asset management team, with the assistance of third-party property managers, monitors and reviews key metrics such as occupancy, same store sales, tenant payment rates, property budgets and capital expenditures. If through this analysis of credit quality, the asset management team encounters declines in credit not in accord with the original business plan, the team evaluates the risks and determine what changes, if any, are required to the business plan to ensure that the attendant risks of continuing to hold the investment do not outweigh the associated rewards.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risks are interest rate risk, prepayment risk, extension risk, credit risk, real estate market risk, capital market risk and foreign currency risk, either directly through the assets held or indirectly through investments in unconsolidated ventures, with each risk heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. As stated in the “Impact of COVID-19” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we and our Manager are taking steps to mitigate certain risks associated with COVID-19, however the extent to which the COVID-19 pandemic impacts us, our business, our borrowers and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic efforts of the pandemic and containment measures, among others.
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
As of June 30, 2020, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would decrease interest income by $13.8 million annually, net of interest expense.

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
Credit risk
Investment in loans held for investment is subject to a high degree of credit risk through exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy and other factors beyond our control, all of which have and may continue to be detrimentally impacted by the COVID-19 pandemic. All loans are subject to a certain probability of default. We manage credit risk through the underwriting process, acquiring investments at the appropriate discount to face value, if any, and establishing loss assumptions. Performance of the loans is carefully monitored, including those held through joint venture investments, as well as external factors that may affect their value.
We are also subject to the credit risk of the tenants in our properties, including business closures, occupancy levels, meeting rent or other expense obligations, lease concessions, among other factors, all of which have and may continue to be detrimentally impacted by the COVID-19 pandemic. We seek to undertake a rigorous credit evaluation of the tenants prior to acquiring properties. This analysis includes an extensive due diligence investigation of the tenants’ businesses, as well as an assessment of the strategic importance of the underlying real estate to the respective tenants’ core business operations. Where appropriate, we may seek to augment the tenants’ commitment to the properties by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities that are deemed credit worthy.
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
Real estate market risk
We are exposed to the risks generally associated with the commercial real estate market. The market values of commercial real estate are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, as well as changes or weakness in specific industry segments, and other macroeconomic factors beyond our control, including the COVID-19 pandemic, which have and may continue to affect occupancy rates, capitalization rates and absorption rates. This in turn could impact the performance of tenants and borrowers. We seek to manage these risks through their underwriting due diligence and asset management processes and the solutions oriented process described above.

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
We have amended our Bank Credit Facility and Master Repurchase Facilities to adjust certain covenants (such as the tangible net worth covenant), reduce advance rates on certain financed assets, obtain margin call holidays and permitted modification flexibilities, in an effort to mitigate the risk of future compliance issues, including margin calls, under our financing arrangements.
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
At June 30, 2020, we had approximately NOK 846.0 million and €156.2 million or a total of $262.8 million, in net investments in our European subsidiaries. A 1.0% change in these foreign currency rates would result in a $2.6 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiaries.
A summary of the foreign exchange contracts in place at June 30, 2020, including notional amount and key terms, is included in Note 15, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at June 30, 2020, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our external manager instituted a full remote work policy in early March that will be in effect through August 15, 2020, at the earliest.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, please refer to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), which is available on the SEC’s website at www.sec.gov. The Company is providing the following additional risk factors to supplement the risk factors included in Item 1A. of the Annual Report:
The novel coronavirus pandemic, measures intended to prevent its spread and government actions to mitigate its economic impact have had and may continue to have a material adverse effect on our business, results of operations and financial condition.
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
Our loans collateralized by hotels, retail properties and mezzanine loans and preferred equity interests are disproportionately impacted by the effects of COVID-19. In particular, we hold a $189.0 million commitment in a mezzanine loan and preferred equity investment on a development project in Los Angeles County (which includes a hospitality and retail renovation and a new condominium tower construction) for which loan funding was out of balance in April 2020. Although the deficiency has been funded, if there are further overruns or delays in opening or decreased demand for the hospitality or retail space or condominium sales, we may not be able to fund any other deficiencies, which could result in a default under the senior mortgage loan and a foreclosure on all interests subordinate to the senior mortgage loan, including our interest in the mezzanine loan. In addition, our retail borrowers have been materially impacted by shelter-in-place orders, and, for example, nine properties net leased to a national retail chain did not pay April rent, but became current on their rent in July, and the default rate in future periods likely will increase.
In response to the pandemic, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. The Federal Reserve has announced its commitment to purchase unlimited amounts of U.S. Treasuries, mortgage-backed securities, municipal bonds and other assets. In addition, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which is providing billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations and financial condition may continue to be materially adversely affected. Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may harm our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve late in our 2019 fiscal year and during the first fiscal quarter of 2020, may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. These market interest rate declines may negatively affect our results of operations. In addition, as interest rates continue to decline as a result of demand for U.S. Treasury securities and the activities of the Federal Reserve, prepayments on our assets are likely to increase due to refinancing activity, which could have a material adverse effect on our result of operations.
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
During the first and second quarter of 2020, we have observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to pay cash or securities to satisfy higher than historical levels of margin calls. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we have also experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we will be required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the ongoing COVID-19 pandemic, we have experienced margins calls well beyond historical norms. These trends, if continued, will have a negative adverse impact on our liquidity.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the six months ended June 30, 2020, other than those previously disclosed in filings with the SEC.
Purchases of Equity Securities by Issuer

The Company did not purchase any of its Class A common stock during the three months ended June 30, 2020.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

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
10.1
First Omnibus Amendment, dated as of February 14, 2020, to the Second Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of April 23, 2019, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q (No. 001-38377) filed on May 8, 2020)

10.2
Third Amendment and Waiver, dated as of May 6, 2020, to Credit Agreement, dated as of February 1, 2018, among Credit RE Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q (No. 001-38377) filed on May 8, 2020

10.3
First Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s 10-Q (No. 001-38377) filed on May 8, 2020)

10.4
Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the Company’s 10-Q (No. 001-38377) filed on May 8, 2020)

10.5
Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Goldman Sachs Bank (incorporated by reference to Exhibit 10.5 to the Company’s 10-Q (No. 001-38377) filed on May 8, 2020)

10.6
Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.6 to the Company’s 10-Q (No. 001-38377) filed on May 8, 2020)

10.7
Amendment to Guarantee Agreement, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s 10-Q (No. 001-38377) filed on May 8, 2020)

10.8
Third Omnibus Amendment to Transaction Documents, dated as of May 7, 2020, by and between Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Company’s 10-Q (No. 001-38377) filed on May 8, 2020)

10.9
First Amendment to Master Repurchase Agreement, dated as of June 16, 2020, by and between CLNC Credit 6, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s 8-K (No. 001-38377) filed on June 16, 2020)

10.10
Reaffirmation of Guarantor, dated as of June 16, 2020, by Credit RE Operating Company, LLC, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s 8-K (No. 001-38377) filed on June 16, 2020)

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
Dated: August 7, 2020

COLONY CREDIT REAL ESTATE, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Neale W. Redington
Neale W. Redington
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Accounting Officer (Principal Accounting Officer)