Form 10-Q
period 2020-09-30
Colony Credit Real Estate, Inc.
filed 2020-11-09
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of November 5, 2020, Colony Credit Real Estate, Inc. had 128,582,965 shares of Class A common stock, par value $0.01 per share, outstanding

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

PART I

Item 1. Financial Statements
COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$461,990	$69,619
Restricted cash	73,059	126,065
Loans and preferred equity held for investment	2,143,938	2,848,956
Allowance for loan losses	(40,524)	(272,624)
Loans and preferred equity held for investment, net	2,103,414	2,576,332
Real estate securities, available for sale, at fair value	36,250	252,824
Real estate, net	1,133,318	1,484,796
Investments in unconsolidated ventures ($7,093 and $10,283 at fair value, respectively)	424,557	595,305
Receivables, net	80,674	46,456
Deferred leasing costs and intangible assets, net	85,881	112,762
Assets held for sale	203,466	189,470
Other assets	69,658	87,707
Mortgage loans held in securitization trusts, at fair value	1,839,390	1,872,970
Total assets	$6,511,657	$7,414,306
Liabilities
Securitization bonds payable, net	$834,621	$833,153
Mortgage and other notes payable, net	1,102,999	1,256,112
Credit facilities	608,632	1,099,233
Due to related party (Note 10)	9,192	11,016
Accrued and other liabilities	111,525	140,424
Intangible liabilities, net	8,443	22,149
Liabilities related to assets held for sale	10,787	294
Escrow deposits payable	37,642	74,497
Dividends payable	—	13,164
Mortgage obligations issued by securitization trusts, at fair value	1,770,924	1,762,914
Total liabilities	4,494,765	5,212,956
Commitments and contingencies (Note 16)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 128,582,965 and 128,538,703 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,286	1,285
Additional paid-in capital	2,842,892	2,909,181
Accumulated deficit	(1,181,747)	(819,738)
Accumulated other comprehensive income	40,954	28,294
Total stockholders’ equity	1,703,385	2,119,022
Noncontrolling interests in investment entities	272,803	31,631
Noncontrolling interests in the Operating Partnership	40,704	50,697
Total equity	2,016,892	2,201,350
Total liabilities and equity	$6,511,657	$7,414,306

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

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$20,471	$14,109
Restricted cash	22,009	25,646
Loans and preferred equity held for investment, net	915,738	1,016,781
Real estate, net	415,452	381,608
Investments in unconsolidated ventures	303,347	—
Receivables, net	27,005	26,044
Deferred leasing costs and intangible assets, net	54,392	36,323
Assets held for sale	175,902	102,397
Other assets	23,598	26,463
Mortgage loans held in securitization trusts, at fair value	1,839,390	1,872,970
Total assets	$3,797,304	$3,502,341
Liabilities
Securitization bonds payable, net	$834,621	$833,153
Mortgage and other notes payable, net	500,439	341,480
Credit facilities	6,828	23,882
Accrued and other liabilities	111,924	124,969
Intangible liabilities, net	8,018	20,230
Liabilities related to assets held for sale	10,787	251
Escrow deposits payable	5,652	10,485
Mortgage obligations issued by securitization trusts, at fair value	1,770,924	1,762,914
Total liabilities	$3,249,193	$3,117,364

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net interest income
Interest income	$36,391	$46,991	$122,003	$127,473
Interest expense	(13,426)	(23,167)	(50,915)	(63,505)
Interest income on mortgage loans held in securitization trusts	20,462	22,586	61,556	99,718
Interest expense on mortgage obligations issued by securitization trusts	(18,204)	(20,299)	(54,627)	(91,690)
Net interest income	25,223	26,111	78,017	71,996

Property and other income
Property operating income	41,678	63,492	137,913	191,393
Other income (loss)	30	820	1,079	1,431
Total property and other income	41,708	64,312	138,992	192,824

Expenses
Management fee expense	7,083	11,355	22,235	34,070
Property operating expense	15,277	29,756	54,119	86,076
Transaction, investment and servicing expense	1,627	1,433	7,668	3,013
Interest expense on real estate	12,205	14,281	37,101	41,786
Depreciation and amortization	14,770	25,934	46,766	82,853
Provision for loan losses	10,404	110,314	80,285	220,572
Impairment of operating real estate	3,451	272,722	33,512	282,846
Administrative expense (including $1,376, $2,910, $3,267 and $7,466 of equity-based compensation expense, respectively)	5,780	7,732	19,569	22,395
Total expenses	70,597	473,527	301,255	773,611

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(13,162)	(1,976)	(41,589)	4,602
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	2,724	—	2,772
Other gain (loss), net	9,680	(2,688)	(130,115)	(13,829)
Loss before equity in earnings of unconsolidated ventures and income taxes	(7,148)	(385,044)	(255,950)	(515,246)
Equity in earnings (loss) of unconsolidated ventures	(1,779)	(15,905)	(69,889)	17,962
Income tax benefit (expense)	15,357	(1,046)	11,544	(544)
Net income (loss)	6,430	(401,995)	(314,295)	(497,828)
Net (income) loss attributable to noncontrolling interests:
Investment entities	(1,222)	37,445	6,362	38,623
Operating Partnership	(201)	8,519	7,109	10,741
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$5,007	$(356,031)	$(300,824)	$(448,464)

Net income (loss) per common share - basic and diluted (Note 18)	$0.04	$(2.77)	$(2.34)	$(3.51)

Weighted average shares of common stock outstanding - basic and diluted (Note 18)	128,583	128,541	128,537	128,341
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$6,430	$(401,995)	$(314,295)	$(497,828)
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	4,291	5,102	(12,228)	22,723
Change in fair value of net investment hedges	—	12,791	21,764	21,124
Foreign currency translation gain (loss)	12,656	(14,445)	4,315	(13,832)
Total other comprehensive income (loss)	16,947	3,448	13,851	30,015
Comprehensive income (loss)	23,377	(398,547)	(300,444)	(467,813)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	(2,138)	37,445	5,189	38,623
Operating Partnership	(519)	8,439	7,091	10,040
Comprehensive income (loss) attributable to common stockholders	$20,720	$(352,663)	$(288,164)	$(419,150)

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	83,410	$834	44,399	$444	$2,899,353	$(193,327)	$(399)	$2,706,905	$72,683	$65,614	$2,845,202
Contributions	—	—	—	—	—	—	—	—	24	—	24
Distributions	—	—	—	—	—	—	—	—	(394)	—	(394)
Conversion of Class B-3 common stock to Class A common stock	44,399	444	(44,399)	(444)	—	—	—	—	—	—	—
Issuance and amortization of equity-based compensation	800	8	—	—	1,835	—	—	1,843	—	—	1,843
Other comprehensive loss	—	—	—	—	—	—	13,519	13,519	—	324	13,843
Dividends and distributions declared ($0.44 per Class A share and $0.15 per Class B-3 share)	—	—	—	—	—	(55,726)	—	(55,726)	—	(1,340)	(57,066)
Shares canceled for tax withholding on vested stock awards	(96)	(1)	—	—	(1,496)	—	—	(1,497)	—	—	(1,497)
Reallocation of equity	—	—	—	—	(23)	—	—	(23)	—	23	—
Net income (loss)	—	—	—	—	—	14,908	—	14,908	(298)	347	14,957
Balance as of March 31, 2019	128,513	$1,285	—	$—	$2,899,669	$(234,145)	$13,120	$2,679,929	$72,015	$64,968	$2,816,912
Contributions	—	—	—	—	—	—	—	—	11	—	11
Distributions	—	—	—	—	—	—	—	—	(1,198)	—	(1,198)
Issuance and amortization of equity-based compensation	32	—	—	—	2,713	—	—	2,713	—	—	2,713
Other comprehensive income	—	—	—	—	—	—	12,427	12,427	—	297	12,724
Dividends and distributions declared ($0.44 per share)	—	—	—	—	—	(55,912)	—	(55,912)	—	(1,342)	(57,254)
Reallocation of equity	—	—	—	—	744	—	—	744	—	(744)	—
Net income (loss)	—	—	—	—	—	(107,341)	—	(107,341)	(880)	(2,569)	(110,790)
Balance as of June 30, 2019	128,545	$1,285	—	$—	$2,903,126	$(397,398)	$25,547	$2,532,560	$69,948	$60,610	$2,663,118
Contributions	—	—	—	—	—	—	—	—	17	—	17
Distributions	—	—	—	—	—	—	—	—	(1,110)	—	(1,110)
Issuance and amortization of equity-based compensation	—	—	—	—	2,910	—	—	2,910	—	—	2,910
Other comprehensive income	—	—	—	—	—	—	3,368	3,368	—	80	3,448
Dividends and distributions declared ($0.44 per share)	—	—	—	—	—	(55,915)	—	(55,915)	—	(1,338)	(57,253)
Shares canceled for tax withholding on vested stock awards	(6)	—	—	—	(80)	—	—	(80)	—	—	(80)
Reallocation of equity	—	—	—	—	(50)	—	—	(50)	—	50	—
Net income (loss)	—	—	—	—	—	(356,031)	—	(356,031)	(37,445)	(8,519)	(401,995)
Balance at September 30, 2019	128,539	$1,285	—	$—	$2,905,906	$(809,344)	$28,915	$2,126,762	$31,410	$50,883	$2,209,055

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	128,539	$1,285	—	$—	$2,909,181	$(819,738)	$28,294	$2,119,022	$31,631	$50,697	$2,201,350
Distributions	—	—	—	—	—	—	—	—	(11,013)	—	(11,013)
Issuance and amortization of equity-based compensation	—	—	—	—	342	—	—	342	—	—	342
Other comprehensive income	—	—	—	—	—	—	(70,999)	(70,999)	—	(1,702)	(72,701)
Dividends and distributions declared ($0.30 per share)	—	—	—	—	—	(38,541)	—	(38,541)	—	(922)	(39,463)
Shares canceled for tax withholding on vested stock awards	(173)	(1)	—	—	(1,686)	—	—	(1,687)	—	—	(1,687)
Reallocation of equity	—	—	—	—	(41)	—	—	(41)	—	41	—
Effect of CECL adoption (see Note 2)	—	—	—	—	—	(22,644)	—	(22,644)	—	(542)	(23,186)
Net income (loss)	—	—	—	—	—	(78,772)	—	(78,772)	523	(1,892)	(80,141)
Balance as of March 31, 2020	128,366	$1,284	—	$—	$2,907,796	$(959,695)	$(42,705)	$1,906,680	$21,141	$45,680	$1,973,501
Contributions	—	—	—	—	—	—	—	—	200,467	—	200,467
Distributions	—	—	—	—	—	—	—	—	(3,156)	—	(3,156)
Issuance and amortization of equity-based compensation	237	2	—	—	1,547	—	—	1,549	—	—	1,549
Other comprehensive income	—	—	—	—	—	—	67,946	67,946	257	1,404	69,607
Shares canceled for tax withholding on vested stock awards	(20)	—	—	—	(81)	—	—	(81)	—	—	(81)
Reallocation of equity	—	—	—	—	1,777	—	—	1,777	—	(1,777)	—
Costs of noncontrolling equity		—	—	—	(466)	—	—	(466)	—	—	(466)
Investment by JV partner in consolidated JV and equity reallocation related to that partner’s return (see Note 2)	—	—	—	—	(70,439)	—	—	(70,439)	70,439	—	—
Net income (loss)	—	—	—	—	—	(227,059)	—	(227,059)	(8,107)	(5,418)	(240,584)
Balance as of June 30, 2020	128,583	$1,286	—	$—	$2,840,134	$(1,186,754)	$25,241	$1,679,907	$281,041	$39,889	$2,000,837
Contributions	—	—	—	—	—	—	—	—	27	—	27
Distributions	—	—	—	—	—	—	—	—	(8,724)	—	(8,724)
Issuance and amortization of equity-based compensation	—	—	—	—	1,376	—	—	1,376	—	—	1,376
Other comprehensive income	—	—	—	—	—	—	15,713	15,713	916	318	16,947
Shares canceled for tax withholding on vested stock awards	—	—	—	—	(1)	—	—	(1)	—	—	(1)
Reallocation of equity	—	—	—	—	(296)	—	—	(296)	—	296	—
Costs of noncontrolling equity	—	—	—	—	—	—	—	—	—	—	—
Investment by JV partner in consolidated JV and equity reallocation related to that partner's return (see Note 2)	—	—	—	—	1,679	—	—	1,679	(1,679)	—	—
Net income (loss)	—	—	—	—	—	5,007	—	5,007	1,222	201	6,430
Balance as of September 30, 2020	128,583	$1,286	—	$—	$2,842,892	$(1,181,747)	$40,954	$1,703,385	$272,803	$40,704	$2,016,892

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(314,295)	$(497,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	69,889	(17,962)
Depreciation and amortization	46,766	82,853
Straight-line rental income	(3,100)	(5,049)
Amortization of above/below market lease values, net	(409)	(2,401)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(7,823)	(9,239)
Amortization of deferred financing costs	9,522	6,803
Amortization of right-of-use lease assets and operating lease liabilities	74	73
Paid-in-kind interest added to loan principal, net of interest received	3,856	(5,634)
Distributions of cumulative earnings from unconsolidated ventures	13,429	53,509
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	41,589	(4,602)
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(2,772)
Realized loss on securities from write-down to fair value	32,606	—
Realized loss on sale of real estate securities, available for sale	51,889	—
Realized gain on sale of real estate	(9,240)	—
Realized loss on sale of loans receivable	1,457	—
Provision for loan losses	80,285	220,572
Impairment of operating real estate	33,512	282,846
Amortization of equity-based compensation	3,265	7,466
Mortgage notes above/below market value amortization	(628)	276
Deferred income tax (benefit) expense	(397)	(3,298)
Other (gain) loss, net	23,524	—
Changes in assets and liabilities:
Receivables, net	(30,907)	(1,097)
Deferred costs and other assets	7,169	718
Due to related party	(1,824)	(792)
Other liabilities	(5,347)	8,763
Net cash provided by operating activities	44,862	113,205
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(122,424)	(1,250,018)
Repayment on loans and preferred equity held for investment	334,208	426,438
Repayment on loans held for sale	137,132	—
Proceeds from sale of real estate	300,469	—
Cash and restricted cash received related to foreclosure of loans held for investment	—	3,436
Acquisition of and additions to real estate, related intangibles and leasing commissions	(19,749)	(16,773)
Investments in unconsolidated ventures	(47,541)	(28,344)
Proceeds from sale of investments in unconsolidated ventures	99,985	115,298
Distributions in excess of cumulative earnings from unconsolidated ventures	25,011	202,732
Repayment of real estate securities, available for sale, from sales	118,586	—
Repayment of real estate securities, available for sale, from cost recovery	3,020	—
Repayment of principal in mortgage loans held in securitization trusts	19,816	—
Proceeds from sale of mortgage loans held in securitization trusts	—	39,848
Net receipts on settlement of derivative instruments	19,637	27,699
Deposit on investments	—	(372)
Change in escrow deposits	(36,855)	20,817
Net cash provided (used in) by investing activities	831,295	(459,239)
Cash flows from financing activities:
Distributions paid on common stock	(51,705)	(167,452)
Distributions paid on common stock to noncontrolling interests	(922)	(4,020)
Shares canceled for tax withholding on vested stock awards	(1,768)	(1,576)
Borrowings from mortgage notes	15,026	85,660
Repayment of mortgage notes	(156,066)	(4,448)
Borrowings from credit facilities	255,128	1,830,412
Repayment of credit facilities	(745,729)	(1,288,773)
Repayment of securitization bonds	—	(81,372)
Repayment of mortgage obligations issued by securitization trusts	(19,816)	—
Payment of deferred financing costs	(6,943)	(7,413)
Contributions from noncontrolling interests	200,028	52
Distributions to noncontrolling interests	(22,893)	(2,702)
Net cash provided by (used in) financing activities	(535,660)	358,368
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,132)	84
Net increase (decrease) in cash, cash equivalents and restricted cash	339,365	12,418
Cash, cash equivalents and restricted cash - beginning of period	195,684	187,463
Cash, cash equivalents and restricted cash - end of period	$535,049	$199,881
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)

	Nine Months Ended September 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$69,619	$77,317
Restricted cash	126,065	110,146
Total cash, cash equivalents and restricted cash, beginning of period	$195,684	$187,463

End of the period
Cash and cash equivalents	$461,990	$60,332
Restricted cash	73,059	139,549
Total cash, cash equivalents and restricted cash, end of period	$535,049	$199,881

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities:
Consolidation of securitization trust (VIE asset/liability additions)	$—	$59,126
Deconsolidation of securitization trust (VIE asset/liability reductions)	—	(1,239,627)
Accrual of distribution payable	(13,164)	19,087
Foreclosure of loans held for investment, net of provision for loan losses	—	127,356
Right-of-use lease assets and operating lease liabilities	(730)	26,781
Assets transferred to held for sale (Note 7)	—	183,895
Liabilities related to assets held for sale (Note to 7)	—	5,487
Conversion of Class B-3 common stock to Class A common stock	—	444

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
The Company was organized in the state of Maryland on August 23, 2017. On January 31, 2018, the Company completed the transactions contemplated by that certain Master Combination Agreement, dated as of August 25, 2017, as amended and restated on November 20, 2017 (the “Combination Agreement,” as further discussed below). The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2018. Effective June 25, 2018, the Company changed its name from Colony NorthStar Credit Real Estate, Inc. to Colony Credit Real Estate, Inc. Also on June 25, 2018, Colony NorthStar, Inc. changed its name to Colony Capital, Inc. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Credit RE Operating Company, LLC (the “Operating Partnership” or “OP”). At September 30, 2020, the Company owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned by an affiliate of the Company as noncontrolling interests.
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
Impact of COVID-19
Through the third quarter of 2020, countries around the world continue to face healthcare and economic challenges arising from the coronavirus disease 2019, or COVID-19. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, are having a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company's loans and preferred equity held for investment and real estate investments in the hospitality and retail sectors have experienced or anticipate a myriad of challenges, including, but not limited to: significant declines in operating cash flows of the Company’s investments which in turn affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company); flexible lease payment terms sought by tenants; increased property operating costs such as labor and supplies as a result of COVID-19; potential payment defaults on the Company's loans and preferred equity held for investment; and a distressed market affecting real estate values in general. The COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
The sharp decline and volatility in equity and debt markets, and the economic fallout from COVID-19 continue to affect the valuation of the Company’s financial assets, carried at fair value. The Company’s consideration and assessment of impairment is discussed further in Note 3, “Loans and Preferred Equity Held for Investment, net and Loans Held for Sale,” Note 5, “Real Estate Securities, Available for Sale,” Note 6, “Real Estate, net and Real Estate Held for Sale” and Note 14, “Fair Value.”
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
As of September 30, 2020, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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
As of September 30, 2020, the Company held subordinate tranches of securitization trusts in two Investing VIEs for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trusts. The Company’s subordinate tranches of the securitization trusts, which represent the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trusts, less the Company’s retained interest from the subordinate tranches of the securitization trusts), income and expenses of the Investing VIEs are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trusts only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trusts. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
Unconsolidated VIEs
As of September 30, 2020, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Based on management’s

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of September 30, 2020.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of September 30, 2020 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$36,250	$31,959
Investments in unconsolidated ventures	349,635	374,279
Loans and preferred equity held for investment, net	13,638	13,638
Total assets	$399,523	$419,876
The Company did not provide financial support to the unconsolidated VIEs during the nine months ended September 30, 2020. As of September 30, 2020, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of real estate securities, available for sale was determined as the amortized cost as of September 30, 2020. See Note 5, “Real Estate Securities, Available for Sale” for further discussion on fair value of the real estate securities. The maximum exposure to loss of investments in unconsolidated ventures and loans and preferred equity held for investment, net was determined as the carrying value plus any future funding commitments. Refer to Note 3, “Loans and Preferred Equity Held for Investment, net and Loans Held for Sale” and Note 16, “Commitments and Contingencies” for further discussion.
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
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at September 30, 2020 or December 31, 2019. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.

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
At September 30, 2020, the Company had no loans classified as held for sale.
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
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. Another key consideration in this assessment is the Company’s assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses. During the three months ended September 30, 2020, the Company recorded impairment related to its operating real estate of $3.5 million to reflect the net proceeds expected to be received based on executed purchase and sale agreements. See Note 6, “Real Estate, net and Real Estate Held for Sale” and Note 14, “Fair Value” for further detail.

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
At September 30, 2020, the Company classified several of its properties in its Legacy, Non-Strategic Portfolio as held for sale. See Note 6, “Real Estate, net and Real Estate Held for Sale,” Note 17, “Segment Reporting” and Note 19, “Subsequent Events” for further detail.
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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of September 30, 2020, the Company held subordinate tranches of two securitization trusts, which represent the Company’s retained interest in the securitization trusts, which the Company consolidates under U.S. GAAP. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
Impairment
CRE securities for which the fair value option is elected are not evaluated for impairment as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized loss on mortgage loans and obligations held in securitization trust, net as losses occur.
CRE securities for which the fair value option is not elected are evaluated for impairment quarterly. Impairment of a security is considered when the fair value is below the amortized cost basis, which is then further analyzed when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed impaired due to (i) or (ii) or (iii), the security is written down to its fair value and an impairment is recognized in the consolidated statements of operations. In all other situations, the unrealized loss is bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to other factors in excess of expected credit losses. The portion of impairment related to expected credit losses is recognized as an allowance for credit losses. The remaining impairment related to other factors is recognized as a component of accumulated OCI in the consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an impairment if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of impairment is then bifurcated as discussed above.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three and nine months ended September 30, 2020, the Company recorded an impairment loss of $3.4 million and $32.6 million, respectively, related to its CRE securities. The impairment loss is included in other loss, net in the Company’s consolidated statements of operations. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
At September 30, 2020 and December 31, 2019, the Company’s investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC arrangements accounted for as equity method investments.
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
As of April 1, 2020, the Company has placed its investment grade and non-investment grade rated CRE securities on cost recovery and as a result, has ceased accretion of any discounts to expected maturity and applied any cash interest received against the CRE securities amortized cost basis. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed on March 27, 2020. Among other things, the CARES Act temporarily removed the 80% limitation on the amount of taxable income that can be offset with a net operating loss (“NOL”) for 2019 and 2020 and allowed for a carryback of net operating losses generated in years 2018 through 2020 to each of the preceding five years. During the three months ended September 30, 2020 the Company completed its analysis of the impact of the CARES Act on its NOLs and recorded a de minimis adjustment in the consolidated statement of operations.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended September 30, 2020 and September 30, 2019, the Company recorded income tax benefit of $15.4 million and income tax expense of $1.0 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded income tax benefit of $11.5 million and income tax expense of $0.5 million, respectively. The tax benefit reflected for both the three and nine months ended September 30, 2020 is primarily the result of the Company finalizing its 2019 federal tax return and determining it would be able to carryback certain tax capital losses to prior years resulting in a projected refund of $12.9 million.
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
In measuring the CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 through September 2020 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.

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
Accounting for Convertible Instruments and Contracts on Entity's Own Equity— In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU (1) simplifies an issuer’s accounting for convertible instruments as a single unit of account; (2) allows more contracts on an entity’s own equity to qualify for equity classification and more embedded derivatives meeting the derivative scope exception; and (3) simplifies diluted earnings per share (“EPS”) computation.
•The guidance eliminates the requirement to separate embedded conversion features in convertible instruments, except for (1) a convertible instrument that contains features requiring bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument that was issued at a substantial premium.
•Under the new guidance, certain conditions under Subtopic ASC 815-40 that may result in contracts being settled in cash rather than shares and therefore preclude (1) equity classification for contracts on an entity’s own equity; and (2) embedded derivatives from qualifying for the derivative scope exception, have been removed; for example, the requirement that equity contracts permit settlement in unregistered shares unless such contracts explicitly require settlement in cash if registered shares are unavailable. The guidance also clarifies that freestanding contracts on an entity’s own equity that do not qualify for equity classification under the indexation criteria (ASC 815-4015) or settlement criteria (ASC 815-40-25) are to be measured at fair value through earnings, even if they do not meet the definition of a derivative under ASC 815.
•The ASU also amends certain guidance on computation of diluted EPS for convertible instruments and contracts on an entity’s own equity that results in a more dilutive EPS, including (1) requiring the if converted method to be applied for all convertible instruments (the treasury stock method is no longer available), and (2) removing the ability to rebut the presumption of share settlement for contracts that may be settled in cash or stock and that are not liability classified share based payments.
•Expanded disclosures are required, including but not limited to, (1) terms and features of convertible instruments and contracts on entity’s own equity; and (2) information about events, conditions, and circumstances that could affect amount or timing of future cash flows related to these instruments or contracts; and in the period of adoption (3) nature of and reason for the change in accounting principle; and (4) effects of the change on EPS.
Upon adoption, a one-time election may be made to apply the fair value option for any liability-classified convertible securities.
Adoption of the new standard may be made either on a full retrospective approach or a modified retrospective approach, with cumulative effect adjustment recorded to beginning retained earnings. ASU No. 2020-06 is effective January 1, 2022, with early adoption permitted on beginning January 1, 2021. The Company is currently evaluating the effects of this new guidance.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	September 30, 2020				December 31, 2019
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Fixed rate
Mezzanine loans	$150,335	$149,678	12.8%	4.2	$223,395	$222,503	12.8%	4.2
Preferred equity interests	18,350	18,350	15.0%	2.9	115,384	115,313	12.5%	6.9
Other loans(2)	13,692	13,607	15.0%	3.7	12,572	12,448	15.0%	4.4
	182,377	181,635			351,351	350,264
Variable rate
Senior loans	974,207	971,963	5.5%	3.4	1,462,467	1,457,738	6.0%	3.8
Securitized loans(3)	972,687	970,473	5.1%	3.6	1,006,495	1,002,696	5.2%	4.2
Mezzanine loans	18,178	18,298	9.4%	2.2	38,110	38,258	11.4%	2.0
Preferred equity interests	1,569	1,569	5.3%	0.3	—	—	—	—
	1,966,641	1,962,303			2,507,072	2,498,692
Loans and preferred equity held for investment	2,149,018	2,143,938			2,858,423	2,848,956

Allowance for loan losses	NA	(40,524)			NA	(272,624)
Loans and preferred equity held for investment, net	$2,149,018	$2,103,414			$2,858,423	$2,576,332
_________________________________________
(1)Calculated based on contractual interest rate.
(2)Includes one corporate term loan secured by the borrower’s limited partnership interests in a fund at September 30, 2020 and December 31, 2019.
(3)Represents loans transferred into securitization trusts that are consolidated by the Company.
As of September 30, 2020, the weighted average maturity, including extensions, of loans and preferred equity investments was 3.6 years.
The Company had $7.6 million and $9.8 million of interest receivable related to its loans and preferred equity held for investment, net as of September 30, 2020 and December 31, 2019, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2020	$2,576,332
Acquisitions/originations/additional funding	121,309
Loan maturities/principal repayments	(373,285)
Transfer to loans held for sale	(154,370)
Discount accretion/premium amortization	6,047
Capitalized interest	(3,856)
Provision for loan losses(1)	(86,329)
Effect of CECL adoption(2)	(21,093)
Charge-off	38,659
Balance at September 30, 2020	$2,103,414
_________________________________________
(1)Provision for loan losses includes $5.2 million for a loan that was subsequently transferred to held for sale during the second quarter of 2020 and the net provision recorded upon loan repayment totaling $1.8 million during the nine months ended September 30, 2020. Additionally, provision for loan losses excludes $1.0 million determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.
(2)Calculated by the Company’s PD/LGD model upon CECL adoption on January 1, 2020. See Note 2, “Summary of Significant Accounting Polices” for further details.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Nonaccrual and Past Due Loans and Preferred Equity
Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. At September 30, 2020, all loans and preferred equity held for investment remained current on interest payments.
In March 2018, the borrower on the Company’s four NY hospitality loans in its Legacy, Non-Strategic Portfolio failed to make all required interest payments and the loans were placed on nonaccrual status. These four loans are secured by the same collateral. During 2018, the Company recorded $53.8 million of provision for loan losses to reflect the estimated value to be recovered from the borrower following a sale. During 2019, the Company recorded an additional provision for loan loss of $154.3 million based on significant deterioration in the NY hospitality market, feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale. During the three months ended March 31, 2020, the significant detrimental impact of COVID-19 on the U.S. hospitality industry further contributed to the deterioration of the Company’s four NY hospitality loans and as such the Company recorded an additional provision for loan losses of $36.8 million. During the three months ended June 30, 2020, the Company completed a discounted payoff of the NY hospitality loans and related investment interests.
Within its Legacy, Non-Strategic Portfolio, the Company previously held other loans secured by regional malls that were sold during the nine months ended September 30, 2020:
•The Company placed one loan secured by a regional mall (“Midwest Regional Mall”) on nonaccrual status during 2019 as collectability of the principal was uncertain; as such, interest collected is recognized using the cost recovery method by applying interest collected as a reduction to loan carrying value. The Company recorded $10.6 million of impairment related to Midwest Regional Mall and transferred the loan to held for sale during 2019. During the three months ended June 30, 2020 the Midwest Regional Mall was sold. The Company received $8.3 million in gross proceeds and recognized a gain of $3.7 million.
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
Within its Core Portfolio:
•The Company placed one loan secured by a hotel in Bloomington, Minnesota (“Midwest Hospitality”) on nonaccrual status due to a borrower default during the fourth quarter of 2019. During the three months ended March 31, 2020 the Company recognized a $2.3 million provision for loan loss on the Midwest Hospitality loan to reflect the estimated fair value of the collateral, which was based on feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale. The Company had been sweeping cash from the hotel to amortize the unpaid principal balance of the loan. During the three months ended September 30, 2020 the hotel property securing this loan was sold and the Company received $24.5 million in gross proceeds and concurrently provided a bridge loan in the amount of $19.5 million to a new borrower, secured by Midwest Hospitality.
•Additionally, the Company had a total $20.9 million allowance for loan losses recorded as of March 31, 2020, which included an $8.8 million allowance for loan losses resulting from CECL adoption and an additional $12.1 million provision for loan losses recognition during the three months ended March 31, 2020, on one loan secured by six

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
suburban office buildings (“Northeast Office Portfolio”). During the three months ended September 30, 2020 the Company received gross proceeds of $80.7 million in a discounted payoff of the Northeast Office Portfolio which was equal to the carrying value of the loan, net of current provision for loan losses. As such, no additional provision for loan losses were required at September 30, 2020.
•Also, during the three months ended June 30, 2020 the Company classified one loan secured by a hospitality asset in San Diego, California (“West Hospitality”) as held for sale and recognized a net loss of $32.8 million to reflect the expected proceeds to be collected in a sale of the loan. The Company had recorded a $5.2 million allowance for loan losses as of March 31, 2020, which included a $2.6 million allowance for loan losses resulting from CECL adoption and an additional $2.6 million provision for loan losses recognized for West Hospitality during the three months ended March 31, 2020. In connection with transferring the loan to held for sale during the current quarter, the Company reversed out the $5.2 million from provision for loan losses line item and recorded a $38.0 million in other loss, net. During the three months ended September 30, 2020 the West Hospitality loan was sold. The Company received $105.2 million in gross proceeds and will recognize an additional loss of $1.5 million.
•Furthermore, the Company had a total $1.6 million allowance for loan losses recorded as of September 30, 2020, which included a $0.1 million allowance for loan losses resulting from CECL adoption and an additional $1.5 million provision for loan losses recognition recorded during the first and second quarters of 2020, on one loan secured by the borrowers limited partner interests in a fund (“Corporate Term loan”). Subsequent to September 30, 2020 the Company received gross proceeds of $12.1 million in a discounted payoff of the Corporate Term loan which was equal to the carrying value of the loan, net of current provision for loan losses. As such, no additional provision for loan losses were required at September 30, 2020.
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before allowance for loan losses, if any (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due(1)	60-89 Days Past Due	90 Days or More Past Due(2)	Total Loans
September 30, 2020	$2,143,938	$—	$—	$—	$2,143,938
December 31, 2019	2,558,505	32,322	—	258,129	2,848,956
_________________________________________
(1)At December 31, 2019, 30-59 days past due includes one loan (Midwest Hospitality) that was placed on nonaccrual status during the fourth quarter of 2019 following a borrower default. During the three months ended September 30, 2020, Midwest Hospitality was repaid in a discounted payoff at which time the Company provided a bridge loan totaling $19.5 million to a new borrower.
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
Upon adoption of ASU 2016-13 the incurred loss model has been replaced with a lifetime current expected credit loss model for the Company’s loans carried at amortized cost, and as such all loans in the Company’s portfolio maintain an allowance for loan losses at September 30, 2020. See Note 2 “Summary of Significant Accounting Policies—Accounting Standards Adopted in 2020—Credit Losses” for further details.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The average carrying value and interest income recognized on impaired loans for the three and nine months ended September 30, 2019 were as follows (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Average carrying value before allowance for loan losses	$356,753	$426,195
Interest income	2,737	8,282
Allowance for Loan Losses
As of December 31, 2019, the allowance for loan losses was $272.6 million related to $409.7 million in carrying value of loans.
Changes in allowance for loan losses on loans are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Allowance for loan losses at beginning of period	$272,624	$109,328
Effect of CECL adoption(1)	21,093	—
Provision for loan losses(2)	86,329	220,572
Charge-off	(38,659)	(46,692)
Transfer to loans held for sale	(300,863)	—
Allowance for loan losses at end of period(3)	$40,524	$283,208
_________________________________________
(1)Calculated by the Company’s PD/LGD model upon CECL adoption on January 1, 2020. See Note 2, “Summary of Significant Accounting Policies” for further details.
(2)Provision for loan losses includes $5.2 million for a loan that was subsequently transferred to held for sale during the second quarter of 2020 and net provision recorded upon loan repayment totaling $1.8 million during the nine months ended September 30, 2020. Additionally, provision for loan losses excludes $1.0 million determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.
(3)At September 30, 2020, includes $38.9 million related to the Company’s PD/LGD model and $1.6 million related to the corporate term loan, which was evaluated individually. See further discussion in “Nonaccrual and Past Due Loans and Preferred Equity.”
Loans and Preferred Equity Held for Sale
The following table summarizes the Company’s assets held for sale related to loans and preferred equity (dollars in thousands):

	September 30, 2020	December 31, 2019
Assets
Loans and preferred equity held for investment, net	$—	$5,016
Total assets held for sale	$—	$5,016

At September 30, 2020, the Company did not classify any of its loans as held for sale. There were no assets held for sale that constituted discontinued operations as of September 30, 2020 and December 31, 2019.
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
As of September 30, 2020, there were no loans and preferred equity investments past due and all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were five loans held for investment with contractual payments past due as of December 31, 2019. For the nine months ended September 30, 2020, no debt investment contributed more than 10.0% of interest income.

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

	2020	2019	2018	2017	2016	Prior	Total
Senior loans
Risk Rankings:
3	$19,500	$371,654	$279,223	$33,660	$—	$—	$704,037
4	—	835,205	403,194	—	—	—	1,238,399
Total Senior loans	19,500	1,206,859	682,417	33,660	—	—	1,942,436

Mezzanine loans
Risk Rankings:
4	—	95,848	55,484	12,120	—	4,524	167,976
Total Mezzanine loans	—	95,848	55,484	12,120	—	4,524	167,976

Preferred equity interests and other
Risk Rankings:
4	1,569	—	18,350	—	—	—	19,919
5	—	13,607	—	—	—	—	13,607
Total Preferred equity interests and other	1,569	13,607	18,350	—	—	—	33,526

Total Loans and preferred equity held for investment	$21,069	$1,316,314	$756,251	$45,780	$—	$4,524	$2,143,938

The Company considers several risk factors when assigning risk ratings each quarter. Beginning with the quarter ended March 31, 2020, average risk ranking was impacted by the current and potential future effects of the COVID-19 pandemic, resulting in a number of assets moving from average risk (3) to high risk (4).
For the three months ended September 30, 2020, the Company believes the extended impact of the COVID-19 pandemic remains uncertain, and therefore continues to represent a significant risk to our portfolio. As such, the current period average rating is 3.7, which is consistent with the first half of 2020.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2020, assuming the terms to qualify for future fundings, if any, had been met, total gross unfunded lending commitments were $173.2 million. Refer to Note 16, “Commitments and Contingencies” for further details. At September 30, 2020, the Company recorded a $1.2 million allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with the credit losses accounting standard No. 2016-13. See Note 2, “Summary of Significant Accounting Policies” for further details.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4. Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Equity method investments	$417,464	$585,022
Investments under fair value option	7,093	10,283
Investments in Unconsolidated Ventures	$424,557	$595,305
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
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of September 30, 2020 and December 31, 2019, respectively.
The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Carrying Value
Investments	Description	September 30, 2020	December 31, 2019
ADC investments(1)(2)(3)	Interests in three acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	$57,452	$59,576
Other investment ventures(1)(4)	Interests in eight investments, each with less than $189.7 million carrying value at September 30, 2020	360,012	525,446
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
(3)Includes two investments with a carrying value of $57.4 million that were contributed to a preferred financing arrangement. See Note 13, “Noncontrolling Interests,” for further information.
(4)Includes five investments with a carrying value of $245.9 million that were contributed to a preferred financing arrangement. See Note 13, “Noncontrolling Interests,” for further information.
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
Within the Company’s Core Portfolio:
•The Company’s mezzanine loan and preferred equity investment in a development project in Los Angeles County, which includes a hospitality and retail renovation and a new condominium tower construction (the “Mixed-use Project”), was converted into a mezzanine participation during the three months ended September 30, 2020. The Company’s investment was made through a joint venture with affiliates of our Manager (the “Colony Mezzanine Lender”) in the form of a $574.0 million commitment to the Mixed-use Project, of which the Company’s proportionate share of the commitment is $189.0 million. The Mixed-use Project’s total interest income recorded for the nine months ended September 30, 2020 and September 30, 2019 was $13.8 million and $31.1 million, respectively. The Company recognized its proportionate share of interest income for the nine months ended September 30, 2020 and September 30, 2019 of $2.4 million and $11.5 million, respectively. In connection with the refinancing, the Colony Mezzanine Lender is no longer subject to future funding requirements.
In April 2020, the senior mortgage lender notified the borrower developer that the Mixed-use Project loan funding was over budget, due to cost overruns from certain hard and soft costs and senior loan interest reserve shortfalls projected through completion. As a result, during the second quarter, the Company and its affiliates made two protective advances to the senior mortgage lender totaling $67.7 million, of which the Company’s proportionate share was $28.5 million. During the three months ended June 30, 2020, the Company placed the mezzanine loan and preferred equity investment on nonaccrual status.
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
In September 2020, in cooperation with the borrower and the EB-5 lender, the Colony Mezzanine Lender and senior mortgage lender secured $275 million of additional mezzanine financing from a third-party mezzanine lender (the “Senior Mezzanine Lender”). To consummate the new mezzanine financing, the Colony Mezzanine Lender simplified its investment interest by converting its existing preferred equity principal and accrued interest into the existing mezzanine loan, transferred the mezzanine loan to the Senior Mezzanine Lender, who subsequently increased the mezzanine loan amount by $275 million to a $821 million total mezzanine loan (the “Upsized Mezzanine Loan”). The Senior Mezzanine Lender holds a $275 million A-participation and the Colony Mezzanine Lender (including the Company’s interest) continues to hold a $546 million B-participation interest in the Upsized Mezzanine Loan at the Mixed-use Project.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended September 30, 2020, the Company continues to maintain the nonaccrual status and there was no change to the Company’s fair value loss adjustment on its proportionate share of the Colony Mezzanine Lender’s B-participation investment.
•Also, during the three months ended June 30, 2020, the Company recognized its proportionate share of fair value losses totaling $7.0 million on one mezzanine loan secured by a mixed-use development project (“West Mixed-use”). West Mixed-use’s decrease in fair value is a result of revised sale expectations. The Company previously placed West Mixed-use on nonaccrual status in January 2020.
•Additionally, the Company holds a $189.6 million co-lender interest (61%) in a senior mortgage loan in the amount of $310.9 million. The senior mortgage loan is also held by private investment vehicles managed by Colony Capital. The senior mortgage is Euro–denominated and is for a fully entitled land acquisition for a mixed-use development project in Dublin, Ireland. Project delays, permitting processes and uncertain market conditions as a result of COVID-19 (including adverse impacts on demand for office and residential space), may have a negative impact on the senior lender’s investment interest and may result in a future valuation impairment or investment loss. Given the delays and potential negative impact of COVID-19 on market conditions the loan was placed on nonaccrual status for the quarter ended September 30, 2020. The loan’s initial maturity date is December 31, 2020, and the borrower is unlikely to meet the conditions required for an automatic extension. The Company is working with the borrower and evaluating options.
Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests, which range from 0.1% to 16.1%, in PE Investments under the fair value option. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
During the nine months ended September 30, 2020, the Company received the final $1.8 million in proceeds related to the sale of its PE Investments.
Investments in Unconsolidated Ventures Held for Sale
During the nine months ended September 30, 2020, the Company classified one investment in an unconsolidated venture it its Legacy, Non-Strategic Portfolio with a carrying value of $11.0 million as held for sale.
5. Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of September 30, 2020 and December 31, 2019 (dollars in thousands):

								Weighted Average
		Principal Amount(1)	Total Discount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value	Coupon(2)	Unleveraged Current Yield(3)
As of Date:	Count				Gain	(Loss)
September 30, 2020	11	$67,334	$(35,375)	$31,959	$4,291	$—	$36,250	3.47%	—%
December 31, 2019	43	292,284	(55,981)	236,303	17,084	(563)	252,824	3.19%	7.12%
_________________________________________
(1)CRE securities serve as collateral for financing transactions including carrying value of $18.4 million as of September 30, 2020 for the CMBS Credit Facilities (refer to Note 9, “Debt,” for further detail). The remainder is unleveraged.
(2)All CMBS are fixed rate.
(3)The Company placed all of its CRE securities on cost recovery status as of April 1, 2020.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three months ended September 30, 2020, the Company sold five CRE securities for a total gross sales price of $28.8 million and recognized a gain of $5.2 million. The gain is recorded in other gain (loss), net on the Company’s consolidated statements of operations. During the nine months ended September 30, 2020, the Company sold 32 CRE securities for a total gross sales price of $118.5 million and recognized a net loss of $51.8 million. The loss is recorded in other gain (loss), net on the Company’s consolidated statements of operations. In connection with these sales, the Company repaid $79.2 million of debt on its CMBS Credit Facility. See Note 19, “Subsequent Events,” for additional details regarding CRE securities sales.
Consistent with the overall market, the Company’s CRE securities, which it marks to fair value, lost significant value since the onset of the COVID-19 pandemic. Although the market at September 30, 2020 experienced a slight rebound in some securities from the marks taken at June 30, 2020, the Company believes bond prices will remain volatile over the next six to twelve months reflecting changes in the macro environment as well as individual credit events within individual bonds. While the Company will evaluate selling its investment grade and non-investment grade rated CRE securities over the next twelve months, it is more likely than not that the Company will sell before recovery. This impairment loss was a result of writing down the Company’s amortized cost basis to equal fair value. The loss is recorded in other gain (loss), net on the Company’s consolidated statements of operations. Additionally, the Company has placed its investment grade and non-investment grade rated CRE securities on cost recovery and as a result, has ceased accretion of any discounts to expected maturity and applied any cash interest received against the CRE securities’ carrying value. This decision was made given the inability to project future cash flows from the Company’s CRE securities. To the extent that the carrying value of any CRE security is reduced to zero, any cash subsequently received would be recorded as interest income.
The Company recorded an unrealized gain in OCI of $4.3 million and an unrealized loss of $12.2 million for the three and nine months ended September 30, 2020 and an unrealized gain in OCI of $5.1 million and $22.7 million for the three and nine months ended September 30, 2019. For securities in which the fair value dropped below the amortized cost basis during the three and nine months ended September 30, 2020, the Company wrote down through earnings the amortized cost basis of the securities to fair value as of September 30, 2020, realizing a loss for the three and nine months ended September 30, 2020 of $3.4 million and $32.6 million, respectively. As of September 30, 2020, the Company did not hold any securities in an unrealized loss position.
As of September 30, 2020, the weighted average contractual maturity of CRE securities was 28.6 years with an expected maturity of 5.5 years.
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
As of September 30, 2020, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $1.8 billion and $1.6 billion, respectively. As of December 31, 2019, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $1.8 billion and $1.6 billion, respectively. As of September 30, 2020, across the two consolidated securitization trusts, the underlying collateral consisted of 115 underlying commercial mortgage loans, with a weighted average coupon of 4.5% and a weighted average loan to value ratio of 56.8%.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Assets
Mortgage loans held in a securitization trust, at fair value	$1,839,390	$1,872,970
Receivables, net	7,272	7,020
Total assets	$1,846,662	$1,879,990
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$1,770,924	$1,762,914
Accrued and other liabilities	6,307	6,267
Total liabilities	$1,777,231	$1,769,181
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $68.5 million and $110.1 million as of September 30, 2020 and December 31, 2019, respectively, and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 14, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.
The below table presents net income attributable to the Company’s common stockholders for the nine months ended September 30, 2020 and 2019 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statement of Operations
Interest expense	$(75)	$(220)	$(420)	$(761)
Interest income on mortgage loans held in securitization trusts	20,462	22,586	61,556	99,718
Interest expense on mortgage obligations issued by securitization trusts	(18,204)	(20,299)	(54,627)	(91,690)
Net interest income	2,183	2,067	6,509	7,267
Administrative expense	(274)	(225)	(969)	(915)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(13,162)	(1,976)	(41,589)	4,602
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	2,724	—	2,772
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(11,253)	$2,590	$(36,049)	$13,726

6. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of September 30, 2020, and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Land and improvements	$181,409	$209,693
Buildings, building leaseholds, and improvements	762,433	899,889
Tenant improvements	20,491	25,077
Construction-in-progress	3,144	415
Subtotal	$967,477	$1,135,074
Less: Accumulated depreciation	(74,055)	(63,995)
Less: Impairment(1)	—	(23,911)
Net lease portfolio, net	$893,422	$1,047,168
_________________________________________
(1)See Note 14, “Fair Value,” for discussion of impairment of real estate.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the Company’s portfolio of real estate included in its Legacy, Non-Strategic Portfolio, including foreclosed properties, as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Land and improvements	$59,523	$91,997
Buildings, building leaseholds, and improvements	341,197	536,046
Tenant improvements	25,128	38,230
Furniture, fixtures and equipment	3,791	3,183
Construction-in-progress	1,806	6,325
Subtotal	$431,445	$675,781
Less: Accumulated depreciation	(35,677)	(46,079)
Less: Impairment(1)	(155,872)	(192,074)
Other portfolio, net	$239,896	$437,628
_________________________________________
(1)See Note 14, “Fair Value,” for discussion of impairment of real estate.
For the nine months ended September 30, 2020, the Company had no single property with rental and other income equal to or greater than 10.0% of total revenue.
At September 30, 2020 and December 31, 2019, the Company held foreclosed properties which are included in real estate, net with a carrying value of $25.6 million and $50.7 million, respectively. At September 30, 2020 and December 31, 2019, the Company held foreclosed properties in assets held for sale of $42.4 million and $57.9 million, respectively.
Depreciation Expense
Depreciation expense on real estate was $10.6 million and $18.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively. Depreciation expense on real estate was $32.0 million and $58.7 million for the nine months ended September 30, 2020 and 2019, respectively.
Property Operating Income
For the nine months ended September 30, 2020 and 2019, the components of property operating income were as follows (dollars in thousands):

	Three Months Ended September 30, 2020		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease revenues(1)
Minimum lease revenue	$35,529	$45,555	$114,691	$135,198
Variable lease revenue	5,390	6,304	18,080	18,478
	$40,919	$51,859	$132,771	$153,676
Hotel operating income	910	10,802	4,728	35,324
	$41,829	$62,661	$137,499	$189,000
_________________________________________
(1)Excludes net amortization expense related to above and below-market leases of $0.2 million and income of $0.4 million for the three and nine months ended September 30, 2020, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of September 30, 2020 (dollars in thousands):

Remainder of 2020	$25,288
2021	98,543
2022	92,488
2023	78,687
2024	69,665
2025 and thereafter	467,422
Total(1)	$832,093
_________________________________________
(1)Excludes minimum future rents for real estate that is classified as held for sale totaling $40.4 million through 2050.
The following table presents approximate future minimum rental income under noncancellable operating leases to be received over the next five years and thereafter as of December 31, 2019 (dollars in thousands):

2020	$120,967
2021	113,170
2022	102,314
2023	85,367
2024	71,714
2025 and thereafter	448,812
Total	$942,344
The rental properties owned at September 30, 2020 are leased under noncancellable operating leases with current expirations ranging from 2020 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
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
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2055. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and nine months ended September 30, 2020 was $0.8 million and $2.4 million, respectively. Ground rent expense for the three and nine months ended September 30, 2019 was $0.8 million and $2.3 million, respectively.
Refer to Note 16, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of September 30, 2020.

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
The Company did not have any real estate acquisitions in 2020.
Real Estate Held for Sale
The following table summarizes the Company’s assets and related liabilities held for sale related to real estate (dollars in thousands):

	September 30, 2020	December 31, 2019
Assets
Real estate, net	$182,356	$178,564
Deferred leasing costs and intangible assets, net	10,109	5,890
Total assets held for sale	$192,465	$184,454

Liabilities
Intangible liabilities, net	$10,787	$294
Total liabilities related to assets held for sale	$10,787	$294
During the three months ended September 30, 2020, the Company classified several properties in its Net Leased Real Estate and Legacy, Non-Strategic Portfolio as held for sale.
There were no assets held for sale that constituted discontinued operations as of September 30, 2020 and December 31, 2019.
Real Estate Sales
During the nine months ended September 30, 2020, the Company completed the sale of eleven properties. Sales included five offices, one hotel, two multifamily, one retail and one manufactured housing property included in the Company’s Legacy, Non-Strategic Portfolio for a total gross sales price of $185.7 million and a total loss on sale of $2.1 million. In addition, there was one sale of an industrial property in the Company’s Core Portfolio for a total gross sales price of $131.4 million and a total gain on sale of $9.0 million.
The real estate sold during the nine months ended September 30, 2020 did not constitute discontinued operations.
Refer to Note 19, “Subsequent Events” for further detail on additional real estate sales.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at September 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

	September 30, 2020
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$94,440	$(35,816)	$58,624
Deferred leasing costs	37,642	(15,035)	22,607
Above-market lease values	11,733	(7,083)	4,650
	$143,815	$(57,934)	$85,881
Intangible Liabilities
Below-market lease values	$17,591	$(9,148)	$8,443

	December 31, 2019
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$115,139	$(39,093)	$76,046
Deferred leasing costs	42,345	(13,637)	28,708
Above-market lease values	14,318	(6,310)	8,008
	$171,802	$(59,040)	$112,762
Intangible Liabilities
Below-market lease values	$32,652	$(10,503)	$22,149

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Above-market lease values	$(451)	$(1,300)	$(1,944)	$(3,189)
Below-market lease values	294	2,130	2,353	5,612
Net increase (decrease) to property operating income	$(157)	$830	$409	$2,423

In-place lease values	$2,588	$5,468	$9,685	$16,922
Deferred leasing costs	1,428	2,281	4,669	6,828
Other intangibles	118	120	381	359
Amortization expense	$4,134	$7,869	$14,735	$24,109

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, excluding those related to assets and liabilities held for sale, for each of the next five years and thereafter as of September 30, 2020 (dollars in thousands):

	Remainder of 2020	2021	2022	2023	2024	2025 and thereafter	Total
Above-market lease values	$437	$1,533	$1,248	$640	$471	$321	$4,650
Below-market lease values	(432)	(1,599)	(1,531)	(1,415)	(1,382)	(2,084)	(8,443)
Net increase (decrease) to property operating income	$5	$(66)	$(283)	$(775)	$(911)	$(1,763)	$(3,793)

In-place lease values	$2,025	$8,374	$7,321	$5,762	$4,933	$30,209	$58,624
Deferred leasing costs	1,272	4,619	3,846	2,963	2,345	7,562	22,607
Amortization expense	$3,297	$12,993	$11,167	$8,725	$7,278	$37,771	$81,231
8. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Restricted cash:
Borrower escrow deposits	$37,642	$74,496
Real estate escrow reserves	18,469	18,020
Working capital and other reserves	6,850	4,198
Capital expenditure reserves	6,653	8,882
Margin pledged as collateral	2,633	19,536
Tenant lockboxes	812	933
Total	$73,059	$126,065
The following table presents a summary of other assets as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Other assets:
Prepaid taxes, tax receivable and deferred tax assets	$27,995	$21,989
Right-of-use lease asset	23,228	25,480
Deferred financing costs, net - credit facilities	7,833	8,382
Prepaid expenses	7,139	5,311
Derivative asset	1,981	4,122
Investment deposits and pending deal costs	781	20,779
Other assets	701	1,644
Total	$69,658	$87,707

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of accrued and other liabilities as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Accrued and other liabilities:
Current and deferred tax liability	$29,240	$31,510
Accounts payable, accrued expenses and other liabilities	25,781	28,278
Operating lease liability	23,318	25,495
Interest payable	15,938	16,259
Prepaid rent and unearned revenue	14,382	16,744
Tenant security deposits	1,627	3,005
Unfunded CECL loan allowance	1,202	—
Derivative liability	37	19,133
Total	$111,525	$140,424

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9. Debt
The following table presents debt as of September 30, 2020 and December 31, 2019 (dollars in thousands):

						September 30, 2020		December 31, 2019
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	LIBOR + 1.59%		$840,423	$834,621	$840,423	$833,153
Subtotal securitization bonds payable, net						840,423	834,621	840,423	833,153

Mortgage and other notes payable, net
Net lease 6(4)		Non-recourse	Oct-27	4.45%		23,780	23,780	24,117	24,117
Net lease 5(5)		Non-recourse	Nov-26	4.45%		3,373	3,290	3,422	3,329
Net lease 4(5)		Non-recourse	Nov-26	4.45%		7,272	7,094	7,384	7,184
Net lease 3(5)		Non-recourse	Jun-21	4.00%		12,308	12,268	12,450	12,368
Net lease 6(5)		Non-recourse	Jul-23	LIBOR + 2.15%		1,439	1,405	1,658	1,615
Net lease 5(4)		Non-recourse	Aug-26	4.08%		31,439	31,189	31,821	31,539
Net lease 1(5)(6)		Non-recourse	Nov-26	4.45%		18,315	17,866	18,579	18,076
Net lease 1(7)		Non-recourse	Mar-28	4.38%		12,077	11,639	12,221	11,758
Net lease 4(4)(8)		Non-recourse	Apr-21	LIBOR + 2.50%		—	—	74,916	74,845
Net lease 1(4)		Non-recourse	Jul-25	4.31%		250,000	247,270	250,000	246,961
Net lease 2(4)(9)		Non-recourse	Jun-25	3.91%		170,112	172,524	181,952	184,532
Net lease 3(4)		Non-recourse	Sep-33	4.77%		200,000	198,583	200,000	198,521
Other real estate 4(5)		Non-recourse	Dec-23	4.84%		42,383	42,853	42,925	43,407
Other real estate 2(5)(10)		Non-recourse	Dec-23	4.94%		—	—	42,443	42,851
Other real estate 8(5)		Non-recourse	Jun-30	3.53%		22,880	22,648	15,819	16,324
Other real estate 10(5)(11)		Non-recourse	Jun-30	3.53%		12,480	12,306	11,744	11,939
Other real estate 9(5)		Non-recourse	Nov-26	3.98%		23,543	22,791	23,885	23,133
Other real estate 1(5)		Non-recourse	Oct-24	4.47%		107,317	107,915	108,719	109,475
Other real estate 3(5)		Non-recourse	Jan-25	4.30%		74,134	73,548	75,256	74,554
Other real estate 5(5)(10)		Non-recourse	Apr-23	LIBOR + 4.00%		—	—	33,498	32,801
Other real estate 6(5)(12)		Non-recourse	Apr-24	LIBOR + 2.95%		22,788	22,282	21,500	20,825
Loan 9(13)		Non-recourse	Jun-24	LIBOR + 3.00%		71,748	71,748	65,958	65,958
Subtotal mortgage and other notes payable, net						1,107,388	1,102,999	1,260,267	1,256,112

Bank credit facility
Bank credit facility	$450,000	Recourse	Feb-23 (14)	LIBOR + 2.25%		—	—	113,500	113,500
Subtotal bank credit facility						—	—	113,500	113,500

Master repurchase facilities
Bank 1 facility 3	$400,000	Limited Recourse(15)	Apr-23(16)	LIBOR + 1.91%	(17)	103,622	103,622	106,309	106,309
Bank 2 facility 3(18)	200,000	Limited Recourse(15)	Oct-22	LIBOR + 2.50%	(17)	21,353	21,353	22,750	22,750
Bank 3 facility 3	600,000	Limited Recourse(15)	Apr-22	LIBOR + 2.14%	(17)	202,952	202,952	265,633	265,633
Bank 7 facility 1	500,000	Limited Recourse(15)	Apr-22(19)	LIBOR + 2.01%	(17)	124,704	124,704	221,421	221,421
Bank 8 facility 1	250,000	Limited Recourse(15)	Jun-21(20)	LIBOR + 1.98%	(17)	130,769	130,769	164,098	164,098
Bank 9 facility 1	300,000	(21)	Nov-23(22)	(23)	(17)	—	—	—	—
Subtotal master repurchase facilities	$2,250,000					583,400	583,400	780,211	780,211

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

						September 30, 2020		December 31, 2019
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

CMBS credit facilities
Bank 1 facility 1		Recourse	(24)	NA	(25)	—	—	20,375	20,375
Bank 1 facility 2		Recourse	(24)	NA	(25)	—	—	18,834	18,834
Bank 3 facility		Recourse	(24)	NA	(25)	—	—	—	—
Bank 4 facility		Recourse	(24)	NA	(25)	—	—	—	—
Bank 5 facility 1		Recourse	(24)	NA	(25)	—	—	—	—
Bank 5 facility 2		Recourse	(24)	NA	(25)	—	—	—	—
Bank 6 facility 1		Recourse	(24)	4.25%		13,165	13,165	83,584	83,584
Bank 6 facility 2		Recourse	(24)	4.25%		12,067	12,067	82,729	82,729
Subtotal CMBS credit facilities						25,232	25,232	205,522	205,522
Subtotal credit facilities						608,632	608,632	1,099,233	1,099,233

Total						$2,556,443	$2,546,252	$3,199,923	$3,188,498
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
(8)Represents a mortgage note that was repaid during the third quarter of 2020 in connection with the sale of the collateralized property.
(9)As of September 30, 2020, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $170.1 million.
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
(17)Represents the weighted average spread as of September 30, 2020. The contractual interest rate depends upon asset type and characteristics and ranges from one-month London Interbank Offered Rates (“LIBOR”) plus 1.50% to 2.60%.
(18)The next maturity date is October 2020, with two one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents. Subsequent to September 30, 2020, the Company exercised a one-year extension option to October 2021 and reduced the capacity of Bank 2 Facility 3 to $21.4 million.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at September 30, 2020 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net(1)	Credit Facilities(1)
Remainder of 2020	$25,904	$—	$672	$25,232
2021	145,401	—	14,632	130,769
2022	351,529	—	2,520	349,009
2023	148,532	—	44,910	103,622
2024	204,072	—	204,072	—
2025 and thereafter	1,681,005	840,423	840,582	—
Total	$2,556,443	$840,423	$1,107,388	$608,632
_________________________________________
(1)Includes $101.3 million of future minimum principal payments related to assets held for sale.
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
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At September 30, 2020, the borrowing base valuation was sufficient to support the borrowing of up to $195.0 million.
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the applicable borrower’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35%) at September 30, 2020, depending upon the amount of facility utilization.
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
The Bank Credit Facility contains various affirmative and negative covenants including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as specified in the Bank Credit Facility. On May 6, 2020, the Company amended the Bank Credit Facility to, among other things, (i) reduce the minimum tangible net worth covenant to $1.5 billion, providing portfolio management flexibilities as a result of any disruptions in investments caused by COVID-19 or other factors; (ii) reduce the facility size to $450.0 million, (iii) limit dividends in line with taxable income and restrict stock repurchases, each for liquidity preservation purposes, and (iv) focus new investments on senior mortgages. At September 30, 2020, the Company was in compliance with all of the financial covenants.
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
As of September 30, 2020, the Company had $1.0 billion carrying value of CRE debt investments financed with $840.4 million of securitization bonds payable, net.
Master Repurchase Facilities
As of September 30, 2020, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.3 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2020, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of September 30, 2020, the Company had $869.0 million carrying value of CRE debt investments financed with $583.4 million under the master repurchase facilities.
On May 7, 2020, the Company amended all six of its Master Repurchase Facilities to reduce the minimum tangible net worth covenant consistent with the Bank Credit Facility. During the first quarter of 2020, the Company received and timely paid a margin call on a hospitality loan and made voluntarily paydowns on two other hospitality and one retail loan. The lender granted the Company a holiday from future margin calls for four months, and it obtained broader discretion to enter into permitted modifications with the borrowers on these three specific loans, if necessary.
In May, the Company entered into agreements to modify two of its Master Repurchase Facilities pursuant to which the Company reduced facility advances corresponding to ten senior mortgage loans financed under such facilities. The Company and its lender counterparties agreed to temporary modifications providing for margin holidays from future margin calls or buffers before further margin calls are possible, as well as providing additional protections before certain repurchase obligations may be triggered. The Company was also provided broader discretion to negotiate with its borrowers to implement certain modifications to the underlying loans during such period. These holiday periods are scheduled to expire in the fourth quarter of 2020. Additionally, during the third quarter and fourth quarter of 2020, the Company made voluntarily paydowns on a hospitality loan and a self-storage loan, respectively. In exchange for the paydown on the self-storage loan, the lender granted the Company a holiday from future margin calls for four months, and the Company obtained broader approval to enter into a permitted modification with the borrower.
Subsequent to September 30, 2020, the Company exercised a one-year extension option on Bank 2 Facility 3, extending the maturity to October 2021. The Company additionally reduced the capacity from $200.0 million to $21.4 million.
CMBS Credit Facilities
As of September 30, 2020, the Company had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of September 30, 2020, the Company had $36.3 million carrying value of CRE securities financed with $18.4

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
million under its CMBS Credit Facilities. As of September 30, 2020, the Company had $21.6 million carrying value of underlying investments in the subordinate tranches of the securitization trusts financed with $6.8 million under its CMBS Credit Facilities.
During the first quarter, the Company received and paid margin calls on its CMBS Credit Facilities of $48.9 million. During the second quarter, the Company consolidated its CMBS Credit Facilities borrowings with one existing counterparty bank. In connection with the consolidation, the Company paid down the CMBS Credit Facilities borrowing advance rate to a blended borrowing advance rate of 62% and extended the repurchase date on all such borrowings first to June 30, 2020 and then to December 31, 2020. This $73.9 million paydown allowed for a 15% additional loss on a bond specific basis before further margin calls. As of November 5, 2020, the Company had $18.6 million outstanding under its CMBS Credit Facilities. The consolidated facility bears a fixed interest rate of 4.25%. Refer to Note 19 “Subsequent Events” for further details on CMBS sales and repayment of the CMBS Credit Facility.
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
For the three and nine months ended September 30, 2020, the total management fee expense incurred was $7.1 million and $22.2 million, respectively. For the three and nine months ended September 30, 2019, the total management fee expense incurred was $11.4 million and $34.1 million, respectively. As of September 30, 2020 and December 31, 2019, $7.2 million and $8.4 million, respectively, of unpaid management fee were included in due to related party in the Company’s consolidated balance sheets.
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
The Company did not incur any incentive fees during the three and nine months ended September 30, 2020 and 2019.
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
For the three and nine months ended September 30, 2020, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $2.0 million and $7.1 million, respectively, and are included in administrative expense on the consolidated statements of operations. For the three and nine months ended September 30, 2019, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $2.5 million and $8.1 million, respectively. As of September 30, 2020 and December 31, 2019, there were $2.0 million and $2.7 million, respectively, of unpaid expenses included in due to related party in the Company’s consolidated balance sheets.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Equity Plan Grants
In April 2020, the Company granted 143,000 shares to its chief executive officer, an employee of the Manager, under the 2018 Equity Incentive Plan (the "2018 Plan"). In March 2019, the Company granted 800,000 shares to the Manager and/or employees thereof under the 2018 Plan. In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and the Manager and/or employees thereof under the 2018 Plan. 927,414 shares remain granted and unvested as of September 30, 2020. See Note 11, “Equity-Based Compensation” for further discussion on the 2018 Plan including shares issued to independent directors of the Company. In connection with these grants, the Company recognized share-based compensation expense of $1.3 million and $3.0 million to its Manager within administrative expense in the consolidated statement of operations for the three and nine months ended September 30, 2020, respectively. The Company recognized share-based compensation expense of $2.8 million and $7.1 million to its Manager within administrative expense in the consolidated statement of operations for the three and nine months ended September 30, 2019, respectively.
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
In July 2017, NorthStar II entered into a joint venture with an affiliate of the Manager to make a $60.0 million investment in a $180.0 million mezzanine loan which was originated by such affiliate of the Manager. The transaction was approved by NorthStar II’s board of directors, including all of its independent directors. The investment was purchased by the Company in connection with the Combination. In June 2018, the Company increased its commitment to $101.8 million in connection with the joint venture bifurcating the mezzanine loan into a mezzanine loan and a preferred equity investment. The Company’s interest in both the underlying mezzanine loan and preferred equity investment is 31.8%, and the affiliate entities own the remaining 68.2%. Both the underlying mezzanine loan and preferred equity investment carry a fixed 13.0% interest rate. This investment is recorded in investments in unconsolidated ventures in the Company’s consolidated balance sheets. In July 2019, the Company increased its commitment in the mezzanine loan from $101.8 million to $189.0 million. The Company’s interest in the upsized mezzanine loan is 45.2% and it carries a fixed 13.0% interest rate. During the three months ended June 30, 2020, the Company made its pro-rata share of two protective advances to the senior mortgage lender totaling $28.5 million. The Company placed this investment on nonaccrual status as of April 1, 2020. In September 2020 the Company’s mezzanine loan and preferred equity investment was converted into a mezzanine participation. See Note 4, “Investments in Unconsolidated Ventures,” for further information.
In May 2018, the Company acquired an $89.1 million (at par) preferred equity investment in an investment vehicle that owns a seven-property office portfolio located in the New York metropolitan area from an affiliate of the Company’s Manager. The affiliate has a 27.2% ownership interest in the borrower. The preferred equity investment carries a fixed 12.0% interest rate. This investment is recorded in loans and preferred equity held for investment, net in the Company’s consolidated balance sheets. In July 2020, the Company accepted a discounted payoff and recognized an impairment loss of $20.6 million. See Note 3, “Loans and Preferred Equity Held for Investment, net” for further information.
In July 2018, the Company acquired a $326.8 million Class A office campus located in Norway from an affiliate of the Company’s Manager. In connection with the purchase, the Company assumed senior mortgage financing from a private bond issuance of $197.7 million. The bonds have a five-year term remaining, and carry a fixed interest rate of 3.91%.
In July 2018, the Company entered into a joint venture to invest in a development project for land and a Grade A office building in Ireland. The Company agreed to invest up to $69.9 million of the $139.7 million total commitment. The Company co-

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
invested along with two affiliates of the Manager, with the Company owning 50.0% of the joint venture and the affiliate entities owning the remaining 50.0%. The joint venture invested in a senior mortgage loan of $66.7 million with a fixed interest rate of 12.5% and a maturity date of 3.5 years from origination and common equity.
In October 2018, the Company entered into a joint venture to invest in a mixed-use development project in Ireland. The Company agreed to invest up to $162.4 million of the $266.5 million total commitment. The Company co-invested along with two affiliates of the Manager, with the Company owning 61.0% of the joint venture and the affiliate entities owning the remaining 39.0%. The joint venture invested in a senior mortgage loan with a fixed interest rate of 15.0% and a maturity date of two years from origination. The Company placed this investment on nonaccrual status as of July 1, 2020. See Note 4, “Investments in Unconsolidated Ventures,” for further information.
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
The table below summarizes our awards granted, forfeited or vested under the 2018 Plan during the nine months ended September 30, 2020:

	Number of Shares
	Restricted Stock	Total	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2019	1,335,590	1,335,590	$17.79
Granted	237,340	237,340	3.70
Vested	(452,438)	(452,438)	17.34
Forfeited	(193,078)	(193,078)	17.21
Unvested shares at September 30, 2020	927,414	927,414	$16.14
Fair value of equity awards that vested during the nine months ended September 30, 2020 and September 30, 2019, determined based on their respective fair values at vesting date, was $2.7 million and $4.7 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations.
At September 30, 2020, aggregate unrecognized compensation cost for all unvested equity awards was $6.0 million, which is expected to be recognized over a weighted-average period of 1.3 years.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
12. Stockholders’ Equity
Authorized Capital
As of September 30, 2020, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock. On February 1, 2019, the Class B-3 common stock automatically converted to Class A common stock and each unissued share of Class B-3 common stock was automatically reclassified as one share of Class A common stock.
The Company had no shares of preferred stock issued and outstanding as of September 30, 2020.
Dividends
During the nine months ended September 30, 2020, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
January 15, 2020	January 31, 2020	February 10, 2020	$0.10
February 14, 2020	February 29, 2020	March 10, 2020	$0.10
March 16, 2020	March 31, 2020	April 10, 2020	$0.10
The Company and its Board of Directors suspended the Company’s monthly stock dividend beginning with the monthly period ended April 30, 2020.
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
As of September 30, 2020, the Company had not repurchased any shares under the Stock Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2019	$15,909	$25,872	$(13,487)	$28,294
Other comprehensive income (loss)	(73,273)	21,255	(18,981)	(70,999)
AOCI at March 31, 2020	$(57,364)	$47,127	$(32,468)	$(42,705)
Other comprehensive loss before reclassification	(26,905)	—	10,581	(16,324)
Amounts reclassified from AOCI	84,269	—	—	84,269
Net current period OCI	57,364	—	10,581	67,945
AOCI at June 30, 2020	$—	$47,127	$(21,887)	$25,240
Other comprehensive income (loss) before reclassification	6,018	—	11,443	17,461
Amounts reclassified from AOCI	(1,748)	—	—	(1,748)
Net current period OCI	4,270	—	11,443	15,713
AOCI at September 30, 2020	$4,270	$47,127	$(10,444)	$40,953

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2018	$(1,295)	$11,037	$(10,141)	$(399)
Other comprehensive income (loss)	9,530	7,222	(3,233)	13,519
AOCI at March 31, 2019	$8,235	$18,259	$(13,374)	$13,120
Other comprehensive income	7,679	916	3,832	12,427
AOCI at June 30, 2019	$15,914	$19,175	$(9,542)	$25,547
Other comprehensive income (loss)	4,983	12,492	(14,107)	3,368
AOCI at September 30, 2019	$20,897	$31,667	$(23,649)	$28,915

Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2019	$612	$893	$(801)	$704
Other comprehensive income (loss)	(1,756)	509	(455)	(1,702)
AOCI at March 31, 2020	$(1,144)	$1,402	$(1,256)	$(998)
Other comprehensive income before reclassification	(872)	—	259	(613)
Amounts reclassified from AOCI	2,016	—	—	2,016
Net current period OCI	1,144	—	259	1,403
AOCI at June 30, 2020	$—	$1,402	$(997)	$405
Other comprehensive income (loss) before reclassification	63	—	298	361
Amounts reclassified from AOCI	(42)	—	—	(42)
Net current period OCI	21	—	298	319
AOCI at September 30, 2020	$21	$1,402	$(699)	$724

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2018	$(32)	$268	$(246)	$(10)
Other comprehensive income (loss)	228	173	(77)	324
AOCI at March 31, 2019	$196	$441	$(323)	$314
Other comprehensive income	184	22	91	297
AOCI at June 30, 2019	$380	$463	$(232)	$611
Other comprehensive income (loss)	119	299	(338)	80
AOCI at September 30, 2019	$499	$762	$(570)	$691

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Changes in Components of AOCI - Noncontrolling Interests in investment entities

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2019	$—	$—	$—	$—
Other comprehensive income	—	—	—	—
AOCI at March 31, 2020	$—	$—	$—	$—
Other comprehensive income	—	—	257	257
AOCI at June 30, 2020	$—	$—	$257	$257
Other comprehensive income	—	—	915	915
AOCI at September 30, 2020	$—	$—	$1,172	$1,172

The following table presents the details of the reclassifications from AOCI for the nine months ended September 30, 2020:

(in thousands)
Component of AOCI reclassified into earnings	Nine Months Ended September 30, 2020	Affected Line Item in the Consolidated Statements of Operations
Realized loss on sale of real estate securities	$(50,677)	Other gain (loss), net
Impairment of real estate securities	(31,844)	Other gain (loss), net

The Company had no reclassifications from AOCI for the nine months ended September 30, 2019.
13. Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited partnership interests in the OP held by RED REIT. Net income (loss) attributable to the noncontrolling interests is based on the limited partners’ ownership percentage of the OP. Net income attributable to the noncontrolling interests of the OP was $0.2 million for the three months ended September 30, 2020 and net loss attributable to the noncontrolling interests of the OP was $7.1 million for the nine months ended September 30, 2020, respectively. Net loss attributable to the noncontrolling interests of the OP for the three and nine months ended September 30, 2019 was $8.5 million and $10.7 million.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income attributable to noncontrolling interests in the investment entities for three months ended September 30, 2020 was $1.2 million and net loss attributable to noncontrolling interests in the investments entities was $6.4 million for the nine months ended September 30, 2020.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company and its affiliates control the continuing investment and portfolio management of such investments and thus continues to consolidate these investments on the Consolidated Balance Sheet at September 30, 2020. The preferred financing provides for a disproportionate allocation of profits and losses, and thus each party’s share of earnings or loss is determined using a balance sheet approach known as the HLBV method. Under the HLBV method, earnings and losses are recognized based on the change in each party’s capital account from the beginning of the period in question to the end of the period, adjusting for the effects of distributions and new investments. The entity measures each party’s capital account assuming that the subsidiary was liquidated or sold at book value. The preferred financing resulted in a reallocation of a portion of stockholders equity to noncontrolling interest, resulting in a $69 million day one reduction in stockholders equity. The noncontrolling interest in investment entities on the Company’s consolidated balance sheet includes $269.9 million representing GS’s investment at September 30, 2020 under the HLBV method.
The transaction resulted in the Company receiving net liquidity of approximately $170 million, net of approximately $30 million in paydowns under the Company’s corporate credit facility, and the ability to draw down up to $29 million additional commitments from GS for future fundings to the portfolio, if any, at our same advance rate. As of September 30, 2020, we have neither drawn-down additional funds from, nor completed any cash distributions to, GS.
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures - PE Investments	$—	$124	$6,969	$7,093	$—	$1,425	$8,858	$10,283
Real estate securities, available for sale	—	36,250	—	36,250	—	252,824	—	252,824
Mortgage loans held in securitization trusts, at fair value	—	—	1,839,390	1,839,390	—	—	1,872,970	1,872,970
Other assets - derivative assets	—	1,981		1,981	—	4,122	—	4,122
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$1,770,924	$—	$1,770,924	$—	$1,762,914	$—	$1,762,914
Other liabilities - derivative liabilities	—	37	—	37	—	19,133	—	19,133

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2020 and year ended December 31, 2019 (dollars in thousands):

	Nine Months Ended September 30, 2020		Year Ended December 31, 2019
	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)
Beginning balance	$8,858	$1,872,970	$160,851	$3,116,978
Contributions(2)/purchases	—	—	151	—
Distributions/paydowns	(2,558)	(19,817)	(18,407)	(55,288)
Deconsolidation of securitization trust(3)	—	—	—	(1,239,627)
Equity in earnings	669	—	—	—
Sale of investments	—	—	(48,930)	(39,848)
Transfers out of Level 3		—	(84,807)	—
Unrealized gain (loss) in earnings	—	(13,763)	—	87,983
Realized gain in earnings		—	—	2,772
Ending balance	$6,969	$1,839,390	$8,858	$1,872,970
_________________________________________
(1)For the nine months ended September 30, 2020, the Company recorded an unrealized loss of $13.8 million related to mortgage loans held in securitization trusts, at fair value and an unrealized loss of $27.8 million related to mortgage obligations issued by securitization trusts, at fair value.
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
As of September 30, 2020 and December 31, 2019, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of September 30, 2020 and December 31, 2019, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. As of September 30, 2020 and December 31, 2019, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included yields ranging from 20.3% to 54.3% and 15.0% to 16.1%, respectively, and a weighted average life of 5.1 years and 5.4 years, respectively. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the three and nine months ended September 30, 2020, the Company recorded a net unrealized loss of $13.2 million and $41.6 million, respectively, related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. For the three and nine months ended September 30, 2019, the Company recorded a net unrealized loss of $2.0 million and a net unrealized gain of $4.6 million, respectively, related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
For the three and nine months ended September 30, 2020, the company did not record a realized gain on mortgage loans held in securitization trusts, at fair value. For the three and nine months ended September 30, 2019, the Company recorded $2.7 million and $2.8 million realized gain respectively, on mortgage loans held in securitization trusts, at fair value, which represents the gain upon the sale of the Company’s retained interests in the subordinate tranches of one securitization trust. This amount is recorded as realized gain on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of September 30, 2020 and December 31, 2019, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020				December 31, 2019
	Principal Amount	Carrying Value		Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net	$2,149,018	$2,103,414	(2)	$2,109,093	$2,858,423	(2)	$2,576,332	$2,470,561
Financial liabilities:(1)
Securitization bonds payable, net	$840,423	$834,621		$840,423	$840,423		$833,153	$840,423
Mortgage and other notes payable, net	1,107,388	1,102,999		1,107,388	1,260,267		1,256,112	1,260,675
Master repurchase facilities	608,632	608,632		608,632	1,099,233		1,099,233	1,099,233
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $173.2 million and $276.6 million as of September 30, 2020 and December 31, 2019, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2020. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of September 30, 2020, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of September 30, 2020, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following table summarizes assets carried at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans and preferred equity held for investment, net	$—	$—	$—	$—	$—	$—	$104,797	$104,797
Loans held for sale	—	—	—	—	—	—	5,016	5,016
Real estate, net	—	—	—	—	—	—	423,540	423,540
Real estate assets held for sale	—	—	142,559	142,559	—	—	117,880	117,880
Investments in unconsolidated ventures	—	—	—	—	—	—	124,860	124,860
Deferred leasing costs and intangible assets, net	—	—	—	—	—	—	41,862	41,862
The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loans:
Loans and preferred equity held for investment, net (1)	$—	$99,729	$2,346	$209,987
Loans held for sale (1)	—	10,584	31,581	10,584
Total	$—	$110,313	$33,927	$220,571

Real Estate:
Real estate, net	$—	$216,437	$—	$226,561
Real estate held for sale	4,565	56,285	30,500	56,285
Total	$4,565	$272,722	$30,500	$282,846

Investments in Unconsolidated Ventures:
Investments in unconsolidated ventures	$—	$17,600	$—	$17,600
Total	$—	$17,600	$—	$17,600
_________________________________________
(1)See Note 3 “Loans and Preferred Equity Held for Investment, net and Loans Held for Sale’ for further details.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Real estate held for sale consisted of certain properties in the Company’s portfolio of real estate in its Legacy, Non-Strategic Portfolio segment. The amount of the impairment recognized was determined based on feedback received during the sales process. The fair value of the impaired properties was determined based on broker price opinions, executed purchase and sale agreements and third party bids received which utilized terminal capitalization rates ranging from 6% to 16%.
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
As of September 30, 2020 and December 31, 2019, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	September 30, 2020		December 31, 2019
	Non-Designated Hedges	Total	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$1,974	$1,974	$—	$4,122	$4,122
Interest rate contracts	7	7	—	—	—
Included in other assets	$1,981	$1,981	$—	$4,122	$4,122
Derivative Liabilities
Foreign exchange contracts	$—	$—	$(2,128)	$(29)	$(2,157)
Interest rate contracts	(37)	(37)	—	(16,976)	(16,976)
Included in accrued and other liabilities	$(37)	$(37)	$(2,128)	$(17,005)	$(19,133)
As of September 30, 2020, the Company’s counterparties held $0.1 million in cash collateral.
The following table summarizes the Company’s interest rate contracts as of September 30, 2020:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)		Range of Maturity Dates
		Designated	Non-Designated
Put Option	NOK	—	928,000	July 2021
Interest Rate Swap	USD	$—	$109,526	April 2021 - July 2023

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations and of comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other gain (loss), net
Non-designated foreign exchange contracts	$99	$2,016	$4,573	$2,394
Non-designated interest rate contracts	7	(4,688)	(17,084)	(14,949)
	$106	$(2,672)	$(12,511)	$(12,555)
Other income
Non-designated foreign exchange contracts	$—	$—	$178	$—
Non-designated interest rate contracts	—	—	—	—
	$—	$—	$178	$—
Accumulated other comprehensive income (loss)
Designated foreign exchange contracts	$—	$12,791	$21,764	$21,124
	$—	$12,791	$21,764	$21,124
During the nine months ended September 30, 2020, the Company received $28.2 million from the unwind of its NOK and EUR FX forwards and realized a gain of $8.7 million which is included in other loss, net on its consolidated statements of operations.
During the nine months ended September 30, 2020, the Company unwound its remaining interest rate swaps and realized a loss of $34.0 million, which is included in other loss, net on its consolidated statement of operations. This was previously recorded as an unrealized loss as of March 31, 2020.
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), net. During the three and nine months ended September 30, 2020 and 2019, no gain (loss) was transferred from accumulated other comprehensive income (loss).
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
		(Assets) Liabilities	Cash Collateral Pledged
September 30, 2020
Derivative Assets
Foreign exchange contracts	$1,974	$—	$—	$1,974
Interest rate contracts	7	(7)	—	—
	$1,981	$(7)	$—	$1,974
Derivative Liabilities
Interest rate contracts	$(37)	$7	$30	$—
	$(37)	$7	$30	$—

December 31, 2019
Derivative Assets
Foreign exchange contracts	$4,122	$(2,157)	$—	$1,965
	$4,122	$(2,157)	$—	$1,965
Derivative Liabilities
Foreign exchange contracts	$(2,157)	$2,157	$—	$—
Interest rate contracts	(16,976)	—	16,976	—
	$(19,133)	$2,157	$16,976	$—
16. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2020, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans and preferred equity held for investment was $146.3 million for senior loans, $12.1 million for securitized loans, $0.1 million for corporate term loans and $14.7 million for mezzanine loans. Total unfunded commitments for equity method investments was $24.6 million.
Ground Lease Obligation
The Company’s operating leases are ground leases acquired with real estate.
At September 30, 2020, the weighted average remaining lease terms were 14.4 years for ground leases.
The following table presents lease expense, included in property operating expense, for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense:
Minimum lease expense	$805	$791	$2,407	$2,335
Variable lease expense	—	—	—	—
	$805	$791	$2,407	$2,335

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The operating lease liability was determined using a weighted average discount rate of 5.2%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of September 30, 2020 (dollars in thousands):

Remainder of 2020	$796
2021	3,171
2022	3,199
2023	3,229
2024	2,338
2025 and thereafter	21,725
Total lease payments	34,458
Less: Present value discount	11,140
Operating lease liability (Note 8)	$23,318

The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of December 31, 2019 (dollars in thousands):

2020	$3,232
2021	3,216
2022	3,244
2023	3,274
2024	2,383
2025 and thereafter	23,079
Total lease payments	38,428
Less: Present value discount	12,933
Operating lease liability (Note 8)	$25,495
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of September 30, 2020, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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
The following tables present segment reporting for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Core
	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Three Months Ended September 30, 2020
Net interest income (expense)	$24,677	$2,338	$6	$(1,460)	$25,561	$(338)	$25,223
Property and other income	(14)	—	21,121	76	21,183	20,525	41,708
Management fee expense	—	—	—	(6,445)	(6,445)	(638)	(7,083)
Property operating expense	—	—	(2,480)	—	(2,480)	(12,797)	(15,277)
Transaction, investment and servicing expense	(210)	(2)	(364)	(827)	(1,403)	(224)	(1,627)
Interest expense on real estate	—	—	(8,067)	—	(8,067)	(4,138)	(12,205)
Depreciation and amortization	—	—	(10,946)	—	(10,946)	(3,824)	(14,770)
Provision for loan losses	(11,229)	—	—	—	(11,229)	825	(10,404)
Impairment of operating real estate	—	—	—	—	—	(3,451)	(3,451)
Administrative expense	(66)	(281)	(28)	(4,163)	(4,538)	(1,242)	(5,780)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(13,750)	—	588	(13,162)	—	(13,162)
Other gain (loss), net	(1,457)	1,790	9,563	—	9,896	(216)	9,680
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	11,701	(9,905)	8,805	(12,231)	(1,630)	(5,518)	(7,148)
Equity in earnings (loss) of unconsolidated ventures	(1,652)	—	—	—	(1,652)	(127)	(1,779)
Income tax benefit	1,915	—	34	—	1,949	13,408	15,357
Net income (loss)	$11,964	$(9,905)	$8,839	$(12,231)	$(1,333)	$7,763	$6,430

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Core
	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Three Months Ended September 30, 2019
Net interest income (expense)	$21,295	$5,102	$—	$(2,363)	$24,034	$2,077	$26,111
Property and other income	209	200	28,316	369	29,094	35,218	64,312
Management fee expense	—	—	—	(9,084)	(9,084)	(2,271)	(11,355)
Property operating expense	—	—	(8,340)	—	(8,340)	(21,416)	(29,756)
Transaction, investment and servicing expense	(512)	(3)	(103)	(245)	(863)	(570)	(1,433)
Interest expense on real estate	—	—	(8,695)	—	(8,695)	(5,586)	(14,281)
Depreciation and amortization	—	—	(11,673)	—	(11,673)	(14,261)	(25,934)
Provision for loan losses	—	—	—	—	—	(110,314)	(110,314)
Impairment of operating real estate	—	—	(23,911)	—	(23,911)	(248,811)	(272,722)
Administrative expense	(312)	(244)	(78)	(3,537)	(4,171)	(3,561)	(7,732)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	215	—	(2,191)	(1,976)	—	(1,976)
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	—	—	2,724	2,724	—	2,724
Other gain (loss), net	(15)	(4,683)	2,019	(3)	(2,682)	(6)	(2,688)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	20,665	587	(22,465)	(14,330)	(15,543)	(369,501)	(385,044)
Equity in earnings (loss) of unconsolidated ventures	2,736	—	—	—	2,736	(18,641)	(15,905)
Income tax benefit (expense)	—	—	(201)	—	(201)	(845)	(1,046)
Net income (loss)	$23,401	$587	$(22,666)	$(14,330)	$(13,008)	$(388,987)	$(401,995)
_________________________________________
(1)Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended September 30, 2020 and September 30, 2019, $0.6 million and $2.2 million, respectively, was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Core
	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Nine Months Ended September 30, 2020
Net interest income (expense)	$75,309	$8,929	$15	$(6,086)	$78,167	$(150)	$78,017
Property and other income	91	73	66,290	198	66,652	72,340	138,992
Management fee expense	—	—	—	(19,446)	(19,446)	(2,789)	(22,235)
Property operating expense	(1)	—	(9,437)	—	(9,438)	(44,681)	(54,119)
Transaction, investment and servicing expense	(1,737)	(39)	(511)	(2,770)	(5,057)	(2,611)	(7,668)
Interest expense on real estate	—	—	(24,613)	—	(24,613)	(12,488)	(37,101)
Depreciation and amortization	—	—	(31,396)	—	(31,396)	(15,370)	(46,766)
Provision for loan losses	(42,642)	—	—	—	(42,642)	(37,643)	(80,285)
Impairment of operating real estate	—	—	—	—	—	(33,512)	(33,512)
Administrative expense	(802)	(1,017)	(231)	(11,033)	(13,083)	(6,486)	(19,569)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(43,154)	—	1,565	(41,589)	—	(41,589)
Other gain (loss), net	(49,567)	(101,552)	14,035	(94)	(137,178)	7,063	(130,115)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(19,349)	(136,760)	14,152	(37,666)	(179,623)	(76,327)	(255,950)
Equity in earnings (loss) of unconsolidated ventures	(72,906)	—	—	—	(72,906)	3,017	(69,889)
Income tax benefit (expense)	(646)	—	330	—	(316)	11,860	11,544
Net income (loss)	$(92,901)	$(136,760)	$14,482	$(37,666)	$(252,845)	$(61,450)	$(314,295)

	Core
	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Nine Months Ended September 30, 2019
Net interest income (expense)	$55,077	$15,856	$2	$(7,674)	$63,261	$8,735	$71,996
Property and other income	450	341	88,067	371	89,229	103,595	192,824
Management fee expense	—	—	—	(27,256)	(27,256)	(6,814)	(34,070)
Property operating expense	—	—	(25,187)	—	(25,187)	(60,889)	(86,076)
Transaction, investment and servicing expense	(1,325)	(4)	(208)	301	(1,236)	(1,777)	(3,013)
Interest expense on real estate	—	—	(26,078)	—	(26,078)	(15,708)	(41,786)
Depreciation and amortization	—	—	(37,645)	—	(37,645)	(45,208)	(82,853)
Provision for loan losses	—	—	—	—	—	(220,572)	(220,572)
Impairment of operating real estate	—	—	(23,911)	—	(23,911)	(258,935)	(282,846)
Administrative expense	(614)	(979)	(178)	(10,206)	(11,977)	(10,418)	(22,395)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	6,035	—	(1,433)	4,602	—	4,602
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	48	—	2,724	2,772	—	2,772
Other gain (loss), net	(15)	(14,909)	2,399	1	(12,524)	(1,305)	(13,829)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	53,573	6,388	(22,739)	(43,172)	(5,950)	(509,296)	(515,246)
Equity in earnings (losses) of unconsolidated ventures	39,020	—	—	—	39,020	(21,058)	17,962
Income tax benefit (expense)	(12)	—	1,822	(382)	1,428	(1,972)	(544)
Net income (loss)	$92,581	$6,388	$(20,917)	$(43,554)	$34,498	$(532,326)	$(497,828)
_________________________________________

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(1)Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the nine months ended September 30, 2020 and September 30, 2019, $1.6 million and $1.4 million, respectively, was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.
The following table presents total assets by segment as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Core
Total Assets	Senior and Mezzanine Loans and Preferred Equity(1)	CRE Debt Securities	Net Leased Real Estate	Corporate(2)	Total Core Portfolio	Legacy, Non-Strategic Portfolio(3)	Total
September 30, 2020	$1,831,043	$1,805,418	$1,022,527	$1,200,207	$5,859,195	$652,462	$6,511,657
December 31, 2019	2,464,963	2,226,448	1,181,609	496,714	6,369,734	1,044,572	7,414,306
_________________________________________
(1)Includes investments in unconsolidated ventures totaling $417.5 million and $585.0 million as of September 30, 2020 and December 31, 2019, respectively.
(2)Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trusts in consolidation.
(3)Includes PE Investments totaling $7.1 million and $10.3 million as of September 30, 2020 and December 31, 2019, respectively.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total income by geography:
United States	$90,814	$105,826	$222,547	$400,864
Europe	5,968	12,161	30,115	37,080
Other	—	(3)	—	32
Total(1)	$96,782	$117,984	$252,662	$437,976

	September 30, 2020	December 31, 2019
Long-lived assets by geography:
United States	$931,300	$1,282,189
Europe	287,899	315,369
Total(2)	$1,219,199	$1,597,558
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
18. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2020 and 2019 consist of the following (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$6,430	$(401,995)	$(314,295)	$(497,828)
Net (income) loss attributable to noncontrolling interests:
Investment Entities	(1,222)	37,445	6,362	38,623
Operating Partnership	(201)	8,519	7,109	10,741
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$5,007	$(356,031)	$(300,824)	$(448,464)

Numerator:
Net income allocated to participating securities (non-vested shares)	$—	$(616)	$(322)	$(1,709)
Net income (loss) attributable to common stockholders	$5,007	$(356,647)	$(301,146)	$(450,173)

Denominator:
Weighted average shares outstanding(1)	128,583	128,541	128,537	128,341

Net income (loss) per common share - basic and diluted	$0.04	$(2.77)	$(2.34)	$(3.51)
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
19. Subsequent Events
Investment Sales
Subsequent to September 30, 2020, the Company sold 14 real estate properties in its Legacy, Non-Strategic Portfolio for total gross proceeds of $29.3 million. The Company received $27.3 million of net proceeds and will recognize a net gain of approximately $2.0 million.
Additionally, the Company sold six CRE securities for $14.7 million in gross sales proceeds and will recognize a gain of approximately $3.6 million. In connection with these sales, the Company repaid $6.6 million of financing on its CMBS Credit Facilities.
In October 2020, the Company completed a discounted payoff on the Corporate Term loan totaling $12.1 million. The Company recorded $1.6 million of provision for loan losses during the nine months ended September 30, 2020.
Loan Originations
Subsequent to September 30, 2020, the Company originated a senior loan with a total commitment of $22.8 million which is secured by an office property. The loan bears interest at 3.6% plus LIBOR.
Master Repurchase Facilities
Subsequent to September 30, 2020, the Company exercised a one-year extension option on Bank 2 Facility 3, extending the maturity to October 2021. The Company additionally reduced the capacity from $200.0 million to $21.4 million.

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
Introduction
We are a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which we expect to be our primary investment strategy. Additionally, we may also selectively originate mezzanine loans and make preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with our origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. We will continue to target net leased equity investments on a selective basis. We also currently have investments in CRE debt securities primarily consisting of commercial mortgage-backed securities (“CMBS”) (including “B pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (including the junior tranches collateralized by pools of CRE debt investments). However, we have been reducing our CMBS holdings since the second quarter of this year. In doing so, we have also substantially reduced our exposure to CMBS securities repo financing.
We were organized in the state of Maryland on August 23, 2017. On January 31, 2018, the Combination among the CLNY Contributed Portfolio, NorthStar I and NorthStar II was completed in an all-stock exchange. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all our activities and hold substantially all our assets and liabilities through our operating subsidiary, Credit RE Operating Company, LLC (the “OP”). At September 30, 2020, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned primarily by our affiliate as noncontrolling interests.
We are externally managed by a subsidiary of Colony Capital, a New York Stock Exchange (“NYSE”)-listed global real estate and investment management firm. As of September 30, 2020, Colony Capital owned approximately 36.5% of our common equity on a fully diluted basis.
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
Our Target Assets
Since the onset of the COVID-19 pandemic, we have been primarily focused on existing investments and commitments. As we enter the fourth quarter of 2020 and start to see some COVID-19 related uncertainties dissipate and market conditions improve, we are seeking and will selectively pursue, new investments. These new investments will be primarily in first mortgage loans eligible for collateralized loan obligation securitizations. However, our ability to seek, pursue and close on new investments may be negatively affected by a resurgence of COVID-19 or responses intended to counter its impact.
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

•CRE Debt Securities. We made investments that consist of bonds comprising certain tranches of CRE securitization pools, such as CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool). These bonds have been investment grade or below investment grade and are collateralized by CRE debt, typically secured by senior mortgage loans and may be fixed rate or floating rate securities. Due to their first-loss position, CMBS B-pieces are typically offered at a discount to par. These investments typically carry a 10-year weighted average life due to prepayment restrictions. We will continue to manage and monitor our remaining CMBS investments and since then second quarter we have substantially reduced the number of CMBS investments. In addition, we have also substantially paid down amounts under our CMBS repurchase agreements. Any future investments in more highly rated investment grade CRE Debt Securities would be selective and opportunistic.
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
COVID-19 Initiatives
Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, we highlight significant actions we have taken to further protect the balance sheet from COVID-19 related risks. We have executed on certain liquidity generating measures that include the sale of select Core Portfolio assets. The Core Portfolio asset sales consist of loans, securities and equity investments. We have also completed a long-term asset level financing against select Core Portfolio and Legacy, Non-Strategic assets. To date, these initiatives have not only generated liquidity but also reduced financing exposures. Additionally, Core Portfolio asset sales have resulted in a material impact to earnings and certain downward adjustments to stockholders’ equity. Any future Core Portfolio asset sales may have a similar impact.
For more information, refer to “Part II - Item 1A. Risk Factors” and “Significant Developments,” in “Our Core Portfolio” and “COVID-19 Liquidity Update” in our “Liquidity and Capital Resources” sections below for further discussion regarding these action steps, the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
Significant Developments
During the three months ended September 30, 2020 and through November 5, 2020, significant developments affecting our business and results of operations of our Core Portfolio and Legacy, Non-Strategic Portfolio, respectively, included the following:
Capital Resources
•We reduced borrowing under our Bank Credit Facility (as defined below) and continue to reduce borrowing on our master repurchase facilities and CMBS Credit Facilities as a result of COVID-19 uncertainties. In July 2020, we fully repaid all outstanding borrowings on our Bank Credit Facility. The total combined reduction of debt on these facilities in 2020 through the date hereof is $531.6 million.
•As of the date of this report, we have approximately $438 million cash on hand and $171.0 million available on our bank facility; and
•We expect to commence quarterly cash dividends in 2021.
Core Portfolio
•Originated two senior mortgage loans with a total commitment of $42.3 million.
•Sold seven CRE debt securities and one loan for a total gross sales price of $141.8 million and recognized a net gain of $5.8 million, reducing our master repurchase facilities and CMBS Credit Facility borrowings by $73.0 million and generating $68.1 million in net liquidity;
•Succeeded in the recapitalization of the Los Angeles Mixed-use project. In doing so we transferred our mezzanine loan and preferred equity interests in the project to a third-party mezzanine lender who provided $275.0 million in additional financing (the “Upsized Mezzanine Loan”). We retained a B-participation in the Upsized Mezzanine Loan at the same loan value. See “Los Angeles Construction Loan and Preferred Equity Investment” in “Our Core Portfolio” below;
•Placed Project Dockland on nonaccrual status as of July 1. See “Dublin, Ireland Senior Predevelopment Loan” in “Our Core Portfolio” below; and
•We sold an industrial portfolio and loan that generated gross and net proceeds of $109.1 million and $42.0 million, respectively. We recognized a gain of $7.5 million on the sale. “See Net Leased Real Estate” in “Our Core Portfolio” below.
Legacy, Non-Strategic Portfolio
•Sold four operating property investments for a total gross sales price of $15.2 million and a net gain of $1.6 million; and
•Subsequent to September 30, 2020, we sold 14 operating real estate properties generating gross proceeds of $29.3 million and an estimated net gain of $2.0 million. We recorded an impairment charge of $4.3 million during the three months ended September 30, 2020.

Results of Operations
Core
•Generated U.S. GAAP net loss of $2.7 million, or $(0.02) per share and Core Earnings of $24.1 million, or $0.18 per share during the three months ended September 30, 2020;
•Since July 1, 2020, we have collected all loan interest payments from our loan portfolio except for one, which is currently in maturity default as we work on an extension with the borrower; and we have collected 98% of total rents due from our net leased real estate portfolio. For further detail, refer to “COVID-19 Update” in “Our Core Portfolio.”
Legacy, Non-Strategic Portfolio
•Generated U.S. GAAP net income of $7.7 million, or $0.06 per share, and Legacy, Non-Strategic Earnings of $15.6 million, or $0.12 per share during the three months ended September 30, 2020; and
•Since July 1, 2020, we have collected 86.5% of total rents due from our owned real estate portfolio.
Impact of COVID-19
Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread throughout the world, including the United States. The outbreak was declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level.
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
We have taken actions since the onset of the COVID-19 pandemic to mitigate the impact on our financial condition while establishing a defensive posture through this period. As of the date of this report, we have approximately $438 million in cash on hand and $171.0 million available on our bank facility. We anticipate liquidity to increase further as a result of proceeds from sales related to assets under contract. It is important to note that while the combined result of these activities and events is an increase in liquidity and a reduction in debt, these events will also reduce future period earnings.
The decisive steps taken to protect the balance sheet and generate liquidity, position us to address further market and investment deterioration related to COVID-19. While asset and liability management and liquidity remain a priority, our focus has started to shift toward new investments, building earnings and further growth initiatives. New deployment will depend upon market pricing, opportunity and certainty of performance, each of which will be impacted by uncertainties relating to the impact of COVID-19.
The COVID-19 pandemic has created uncertainties that have and will continue to negatively impact our future operating results, liquidity and financial condition. However, we believe there are too many uncertainties to predict and quantify the continuing impact. The potential concerns and risks include, but are not limited to, mortgage borrowers ability to make monthly payments, lessees’ capacity to pay their rent, and the resulting impact on us to meet our obligations. Therefore, there can be no assurances that we will not need to take impairment charges in future quarters or experience further declines in revenues and net income, which could be material. For more information, refer to “COVID-19 Update” in “Our Core Portfolio” and “Our Legacy, Non-Strategic Portfolio” and “COVID-19 Liquidity Update” in our “Liquidity and Capital Resources” sections below and “Part II - Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.

Results of Operations Summary
The following tables present our results of operations for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020			2019
	Core Portfolio	Legacy, Non-Strategic Portfolio	Total	Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Net interest income	$25,561	$(338)	$25,223	$24,034	$2,077	$26,111
Property and other income	21,183	20,525	41,708	29,094	35,218	64,312
Management fee expense	(6,445)	(638)	(7,083)	(9,084)	(2,271)	(11,355)
Property operating expense	(2,480)	(12,797)	(15,277)	(8,340)	(21,416)	(29,756)
Transaction, investment and servicing expense	(1,403)	(224)	(1,627)	(863)	(570)	(1,433)
Interest expense on real estate	(8,067)	(4,138)	(12,205)	(8,695)	(5,586)	(14,281)
Depreciation and amortization	(10,946)	(3,824)	(14,770)	(11,673)	(14,261)	(25,934)
Provision for loan losses	(11,229)	825	(10,404)	—	(110,314)	(110,314)
Impairment of operating real estate	—	(3,451)	(3,451)	(23,911)	(248,811)	(272,722)
Administrative expense	(4,538)	(1,242)	(5,780)	(4,171)	(3,561)	(7,732)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(13,162)	—	(13,162)	(1,976)	—	(1,976)
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	—	—	2,724	—	2,724
Other gain (loss) on investments, net	9,896	(216)	9,680	(2,682)	(6)	(2,688)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(1,630)	(5,518)	(7,148)	(15,543)	(369,501)	(385,044)
Equity in earnings (loss) of unconsolidated ventures	(1,652)	(127)	(1,779)	2,736	(18,641)	(15,905)
Income tax benefit (expense)	1,949	13,408	15,357	(201)	(845)	(1,046)
Net income (loss)	$(1,333)	$7,763	$6,430	$(13,008)	$(388,987)	$(401,995)

	Nine Months Ended September 30,
	2020			2019
	Core Portfolio	Legacy, Non-Strategic Portfolio	Total	Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Net interest income	$78,167	$(150)	$78,017	$63,261	$8,735	$71,996
Property and other income	66,652	72,340	138,992	89,229	103,595	192,824
Management fee expense	(19,446)	(2,789)	(22,235)	(27,256)	(6,814)	(34,070)
Property operating expense	(9,438)	(44,681)	(54,119)	(25,187)	(60,889)	(86,076)
Transaction, investment and servicing expense	(5,057)	(2,611)	(7,668)	(1,236)	(1,777)	(3,013)
Interest expense on real estate	(24,613)	(12,488)	(37,101)	(26,078)	(15,708)	(41,786)
Depreciation and amortization	(31,396)	(15,370)	(46,766)	(37,645)	(45,208)	(82,853)
Provision for loan losses	(42,642)	(37,643)	(80,285)	—	(220,572)	(220,572)
Impairment of operating real estate	—	(33,512)	(33,512)	(23,911)	(258,935)	(282,846)
Administrative expense	(13,083)	(6,486)	(19,569)	(11,977)	(10,418)	(22,395)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	(41,589)	—	(41,589)	4,602	—	4,602
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	—	—	2,772	—	2,772
Other gain (loss) on investments, net	(137,178)	7,063	(130,115)	(12,524)	(1,305)	(13,829)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(179,623)	(76,327)	(255,950)	(5,950)	(509,296)	(515,246)
Equity in earnings (loss) of unconsolidated ventures	(72,906)	3,017	(69,889)	39,020	(21,058)	17,962
Income tax benefit (expense)	(316)	11,860	11,544	1,428	(1,972)	(544)
Net income (loss)	$(252,845)	$(61,450)	$(314,295)	$34,498	$(532,326)	$(497,828)
See “Our Core Portfolio” and “Our Legacy, Non-Strategic Portfolio” sections for further discussion of our portfolio and results of operations.

Our Core Portfolio
As of September 30, 2020, our Core Portfolio, including our senior and mezzanine loans and preferred equity, CRE debt securities, net leased real estate and corporate segments, consisted of 71 investments representing approximately $3.1 billion in book value (excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 47 senior mortgage loans, mezzanine loans, preferred equity investments and other loans and had a weighted average cash coupon of 3.5% and a weighted average all-in unlevered yield of 5.8%. Our CRE debt securities portfolio had a weighted average cash coupon of 3.3%. Our net leased real estate consisted of approximately 9.2 million total square feet of space and total third quarter net operating income (“NOI”) of that portfolio was approximately $12.9 million.
As of September 30, 2020, our Core Portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at CLNC share)(2)	Net book value (Consolidated)(3)	Net book value (at CLNC share)(4)
Core Portfolio
Senior mortgage loans(5)	32	$2,109,411	$1,980,506	$613,838	$484,934
Mezzanine loans(5)	9	305,152	269,676	305,152	269,676
Preferred equity and other loans(5)(6)	6	47,675	44,865	47,675	44,865
CRE debt securities	19	104,716	104,716	79,485	79,485
Net leased real estate	5	954,919	746,281	279,588	223,838
Total/Weighted average Core Portfolio	71	$3,521,873	$3,146,044	$1,325,738	$1,102,798
________________________________________
(1)Count for net leased real estate represents number of investments.
(2)Book value at our share represents the proportionate book value based on ownership by asset as of September 30, 2020.
(3)Net book value represents book value less any associated financing as of September 30, 2020.
(4)Net book value at our share represents the proportionate book value based on asset ownership less any associated financing based on ownership as of September 30, 2020.
(5)Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.
(6)Preferred equity balances include $17.5 million of book value at our share attributable to related equity participation interests.
The following charts illustrate the diversification of our Core Portfolio (not including CRE Debt Securities) based on investment type, underlying property type, and geography, as of September 30, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Investment Type	Property Type

Preferred equity and other loan(3)(4) 1%
Mezzanine loans(2) 9%
Net lease real estate 25%
Senior mortgage loans(1) 65%

Geography

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
(3)Preferred equity balances include $17.5 million of book value at our share attributable to related equity participation interests.
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
As mentioned above, management considers several risk factors when assigning our risk rating each quarter. Beginning with the quarter ended March 31, 2020, and continuing in the quarter ended June 30, 2020, our average risk ranking was impacted by the current and potential future effects of the COVID-19 pandemic, resulting in a number of assets moving from average risk (3) to high risk (4).
For the quarter ended September 30, 2020, management believes the extended impact of the COVID-19 pandemic remains uncertain, and therefore continues to represent a significant risk to our portfolio. As such, the current period average rating is 3.8, which is consistent with the first and second quarters of 2020.
Senior and Mezzanine Loans and Preferred Equity
Our senior and mezzanine loans and preferred equity consists of senior mortgage loans, mezzanine loans and preferred equity interests, some of which have equity participation interests.
The following table provides a summary of our senior and mezzanine loans and preferred equity in our Core Portfolio based on our internal risk rankings as of September 30, 2020 (dollars in thousands):

		Carrying Value (at CLNC share)(1)
Risk Ranking	Count(2)	Senior mortgage loans(3)	Mezzanine loans	Preferred equity and other loans	Total	% of Core Portfolio
3	14	$696,762	$—	$—	$696,762	30.4%
4	28	1,250,387	140,990	32,810	1,424,187	62.0%
5	4	60,657	101,386	12,052	174,095	7.6%
	46	$2,007,806	$242,376	$44,862	$2,295,044	100.0%

Weighted average risk ranking						3.8
___________________________________
(1)Book value at our share represents the proportionate book value based on ownership by asset as of September 30, 2020.
(2)Count excludes one equity method participation held in a joint venture with a de minimis carry value (at CLNC share) which was not assigned a risk ranking.
(3)Includes one mezzanine loan totaling $27.3 million where we are also the senior lender.

The following table provides asset level detail for senior and mezzanine loans and preferred equity included in our Core Portfolio as of September 30, 2020 (dollars in thousands):

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3/Q2/Q1 Risk ranking(5)

Senior loans
Loan 1	Multifamily	6/21/2019	Milpitas, CA	$176,742	$178,951	Floating	3.1%	5.5%	7/9/2024	72%	3/3/3
Loan 2	Hotel	1/2/2018	San Jose, CA	169,890	173,485	Floating	4.3%	5.3%	1/9/2023	62%	4/4/4
Loan 3	Hotel	6/28/2018	Berkeley, CA	116,356	120,517	Floating	3.2%	5.2%	7/9/2025	66%	4/4/4
Loan 4	Industrial	9/19/2019	New York, NY	114,757	116,000	Floating	3.1%	5.8%	9/19/2024	76%	4/4/3
Loan 5	Office	12/7/2018	Carlsbad, CA	111,482	115,563	Floating	3.7%	6.1%	12/9/2023	73%	3/3/3
Loan 6(6)	Multifamily	6/18/2019	Santa Clara, CA	103,424	104,867	Floating	4.4%	7.3%	6/18/2024	64%	4/4/4
Loan 7	Office	5/31/2019	Stamford, CT	94,326	95,767	Floating	3.5%	5.8%	6/9/2025	71%	4/4/4
Loan 8	Multifamily	4/11/2019	Various - U.S.	91,539	92,000	Floating	3.0%	5.9%	4/9/2024	65%	4/4/4
Loan 9	Office	6/27/2018	Burlingame, CA	73,204	73,254	Floating	2.8%	4.7%	7/9/2023	61%	3/3/3
Loan 10	Hotel	6/25/2018	Englewood, CO	71,965	73,156	Floating	3.5%	5.3%	7/9/2023	69%	4/4/4
Loan 11	Office	8/28/2018	San Jose, CA	68,152	68,182	Floating	2.5%	4.3%	8/28/2025	66%	3/3/3
Loan 12	Other (Mixed-use)	10/24/2019	Brooklyn, NY	66,401	72,251	Floating	3.4%	5.9%	11/9/2024	66%	4/4/4
Loan 13	Office	4/5/2019	Long Island City, NY	62,163	62,981	Floating	3.3%	5.8%	4/9/2024	58%	4/4/4
Loan 14	Office	5/29/2019	Long Island City, NY	61,072	63,770	Floating	3.5%	6.0%	6/9/2024	59%	4/4/4
Loan 15(6)(7)	Other (Mixed-use)	10/17/2018	Dublin, Ireland	60,657	60,626	n/a (7)	n/a (7)	n/a (7)	12/31/2023	94%	5/4/4
Loan 16	Office	2/13/2019	Baltimore, MD	55,474	56,199	Floating	3.5%	6.2%	2/9/2024	74%	4/4/4
Loan 17	Office	7/12/2019	Washington, D.C.	53,149	53,828	Floating	2.8%	5.7%	8/9/2024	68%	4/4/4
Loan 18	Multifamily	7/1/2019	Phoenix, AZ	44,280	44,384	Floating	2.7%	5.0%	7/9/2024	76%	3/4/4
Loan 19	Multifamily	2/8/2019	Las Vegas, NV	39,489	39,734	Floating	3.2%	5.9%	2/9/2024	71%	4/4/4
Loan 20	Multifamily	5/3/2019	North Phoenix, AZ	37,040	37,311	Floating	3.4%	5.6%	5/9/2024	81%	4/4/4
Loan 21	Multifamily	4/26/2018	Oxnard, CA	36,385	36,500	Floating	5.2%	6.5%	11/9/2020	71%	4/4/4
Loan 22	Office	9/26/2019	Salt Lake City, UT	36,035	36,626	Floating	2.7%	5.0%	10/9/2024	72%	4/4/4
Loan 23	Office	6/16/2017	Miami, FL	33,323	33,305	Floating	4.9%	5.6%	7/9/2022	68%	3/3/3
Loan 24	Office	3/28/2019	San Jose, CA	30,135	30,251	Floating	3.0%	5.9%	4/9/2024	64%	3/4/4
Loan 25	Office	1/15/2019	Santa Barbara, CA	27,910	28,614	Floating	3.2%	5.7%	2/9/2024	80%	3/3/3
Loan 26	Multifamily	1/11/2019	Tempe, AZ	26,660	26,659	Floating	2.9%	5.2%	2/9/2024	79%	3/4/4
Loan 27	Office	9/16/2019	San Francisco, CA	22,643	22,951	Floating	3.2%	5.9%	10/9/2024	72%	3/3/3
Loan 28	Multifamily	12/21/2018	Phoenix, AZ	22,288	22,284	Floating	2.9%	5.2%	1/9/2023	73%	3/4/4
Loan 29	Office	8/27/2019	San Francisco, CA	20,332	20,507	Floating	2.8%	5.6%	9/9/2024	73%	3/3/3
Loan 30	Office	2/26/2019	Charlotte, NC	20,115	20,267	Floating	3.4%	6.0%	3/9/2024	56%	3/3/3
Loan 31	Hotel	7/30/2020	Bloomington, MN	19,494	19,500	Floating	3.0%	4.8%	11/9/2021	64%	3
Loan 32	Multifamily	2/8/2019	Las Vegas, NV	13,624	13,668	Floating	3.2%	5.9%	2/9/2024	71%	4/4/4
Total/Weighted average senior loans				$1,980.506	$2,013.958			5.5%	3/25/2024	70%	3.7/3.8/3.7

Mezzanine loans
Loan 33(6)(7)	Other (Mixed-use)	9/1/2020	Los Angeles, CA	$97,918	$162,243	n/a (7)	n/a (7)	n/a (7)	7/9/2023	62% – 88%	5/5/5
Loan 34(6)	Multifamily	12/26/2018	Santa Clarita, CA	52,967	55,790	Fixed	7.0%	13.8%	12/26/2024	56% – 84%	4/4/4
Loan 35(6)	Multifamily	12/3/2019	Milpitas, CA	32,466	33,050	Fixed	8.0%	13.3%	12/3/2024	49% – 71%	4/4/4
Loan 36	Hotel	9/23/2019	Berkeley, CA	27,300	28,773	Fixed	9.0%	11.5%	7/9/2025	66% – 81%	4/4/4
Loan 37(6)	Multifamily	7/11/2019	Placentia, CA	26,953	28,198	Fixed	8.0%	13.3%	7/11/2024	51% – 84%	4/4/4
Loan 38(6)	Office	7/20/2018	Dublin, Ireland	13,265	12,746	Fixed	—%	12.5%	12/20/2021	45% – 68%	4/4/4
Loan 39	Hotel	1/9/2017	New York, NY	11,182	12,000	Floating	11.0%	11.5%	1/9/2022	63% – 76%	4/4/4
Loan 40	Multifamily	7/30/2014	Various - TX	4,157	4,524	Fixed	9.5%	9.5%	8/11/2024	71% – 83%	4/4/4

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3/Q2/Q1 Risk ranking(5)

Loan 41(7)	Other (Mixed-use)	3/19/2013	San Rafael, CA	3,468	5,701	n/a (7)	n/a (7)	n/a (7)	9/30/2020	32% – 86%	5/5/4
Total/Weighted average mezzanine loans				$269,676	$343,025			8.0%	2/14/2024	54% - 78%	4.4/4.4/4.4

Preferred equity & other loans
Loan 42(6)	Industrial	9/1/2016	Various - U.S.	$16,200	$—	n/a	n/a	n/a	9/2/2027	n/a	4/4/4
Loan 43(6)(8)	Office	8/22/2018	Las Vegas, NV	13,716	18,351	Fixed	8.0%	15.3%	9/9/2023	n/a	4/5/5
Loan 44	Other	6/28/2019	Various - U.S.	12,052	13,692	Fixed	10.0%	15.3%	5/28/2024	n/a	5/4/4
Loan 45	Hotel	8/17/2020	San Jose, CA	1,569	1,569	Floating	4.3%	5.3%	1/9/2021	n/a	4/4/4
Loan 46	Office	7/20/2018	Dublin, Ireland	1,325	—	n/a	n/a	n/a	12/20/2021	n/a	4/4/4
Loan 47(8)	Hotel	10/24/2014	Austin, TX	3	—	n/a	n/a	n/a	n/a	n/a	n/a
Total/Weighted average preferred equity & other loans(9)				$44,865	$33,612			9.0%	3/1/2025	n/a	4.3/4.7/4.1

Total/Weighted average senior and mezzanine loans and preferred equity - Core Portfolio				$2,295,047	$2,390,595			5.8%	3/27/2024	n/a	3.8/3.9/3.8
_________________________________________
(1)Represents carrying values at our share as of September 30, 2020.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include USD 1-month London Interbank Offered Rate (“LIBOR”) which was 0.15% as of September 30, 2020.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of September 30, 2020 for weighted average calculations.
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
(5)On a quarterly basis, the Company’s senior and mezzanine loans and preferred equity are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of September 30, 2020, June 30, 2020 and March 31, 2020, respectively.
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
(7)Loans 15, 33 and 41 are on nonaccrual status as of September 30, 2020; as such, no income is being recognized.
(8)Represents equity participation interests related to senior loans, mezzanine loans and/or preferred equity investments.
(9)Weighted average calculation for preferred equity and other loans excludes equity participation interests.

The following table details the types of properties securing our senior and mezzanine loans and preferred equity included in our Core Portfolio and geographic distribution as of September 30, 2020 (dollars in thousands):

	Book value (at CLNC share)
Collateral property type	Count	Senior mortgage loans	Mezzanine loans and preferred equity (1)	Total	% of Total
Office	18	$769,515	$28,306	$797,821	34.8%
Multifamily	14	591,473	116,543	708,016	30.8%
Industrial	2	114,757	16,200	130,957	5.7%
Hotel	8	377,705	40,068	417,773	18.2%
Other(2)	5	127,056	113,424	240,480	10.5%
Total	47	$1,980,506	$314,541	$2,295,047	100.0%

	Book value (at CLNC share)
Region	Count	Senior mortgage loans	Mezzanine loans and preferred equity (1)	Total	% of Total
US West	23	$1,081,733	$261,097	$1,342,830	58.5%
US Northeast	8	507,341	11,785	519,126	22.6%
US Southwest	8	257,843	5,772	263,615	11.5%
Europe	3	60,657	14,591	75,248	3.3%
US Southeast	2	53,438	4,033	57,471	2.5%
US Midwest	1	19,494	5,215	24,709	1.1%
US Other(3)	2	—	12,048	12,048	0.5%
Total	47	$1,980,506	$314,541	$2,295,047	100.0%
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
The following charts illustrate the diversification of our senior and mezzanine loans and preferred equity included in our Core Portfolio based on interest rate category, property type, and geography as of September 30, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

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
COVID-19 Update
For the three months ended September 30, 2020 we have collected all of our loan interest payments, excluding payment-in-kind loans. Most of our borrowers paid on time utilizing cash from operations, while some utilized interest and other reserves. Additionally, some loans required partial modification of their existing reserves to provide their loan interest payment.
In October 2020, we collected all loan interest payments except for one loan, excluding payment-in-kind loans. Most of our borrowers paid on time utilizing cash from operations, while some utilized interest and other reserves. Additionally, some loans required partial modification of their existing reserves to provide their loan interest payment. The one loan on which we did not receive our loan interest payment is currently in maturity default as we work on an extension with the borrower.
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
We have five loans on nonaccrual status during the nine months ended September 30, 2020, of which we received cash interest payments from these loans of $9.8 million and applied the cash interest collected as a reduction to the loan’s carrying value.
At September 30, 2020 our current expected credit loss reserve (“CECL”) calculated by our probability of default (“PD”)/loss given default (“LGD”) model for our outstanding loans and future loan funding commitments is $40.2 million, or $0.31 per share, which is 1.7% of the aggregate commitment amount of our loan portfolio. This represents a $8.9 million increase from $31.3 million for the three months ended June 30, 2020. The difference is primarily driven by declining asset performance attributable to the on-going impact of COVID-19.
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
Additionally, during the three months ended September 30, 2020, the following three loans were resolved:
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
•We received $105.2 million in gross proceeds resulting from a sale of our loan secured by a hospitality asset in San Diego, California (“West Hospitality”) and concurrently repaid $56.8 million on our master repurchase facility. During the second quarter, we classified this loan as held for sale and recognized a net loss of $32.8 million to reflect the expected proceeds to be collected in a sale of the loan. We had recorded a $5.2 million allowance for loan losses as of March 31, 2020, which included a $2.6 million allowance for loan losses resulting from CECL adoption and an additional $2.6 million provision for loan losses recognized for West Hospitality during the three months ended March 31, 2020. In connection with transferring the loan to held for sale during the second quarter, we reversed out the $5.2 million from provision for loan losses line item and recorded $38.0 million in other loss, net.
Furthermore, the Company had a total $1.6 million allowance for loan losses recorded as of September 30, 2020, which included a $0.1 million allowance for loan losses resulting from CECL adoption and an additional $1.5 million provision for loan losses recognition recorded during the first and second quarters of 2020, on one loan secured by the borrowers limited partner interests in a fund (“Corporate Term loan”). Subsequent to September 30, 2020 the Company received gross proceeds of $12.1 million in a discounted payoff of the Corporate Term loan which was equal to the carrying value of the loan, net of current provision for loan losses. As such, no additional provision for loan losses were required at September 30, 2020.
Los Angeles Mixed-Use Project—Third Party $275 Million Construction Mezzanine Loan Upsize and Retained B-Participation Investment
We originated a $189.0 million commitment to an approximately $574 million mezzanine loan and preferred equity investment in a development project in Los Angeles County, which includes a hospitality and retail renovation and a new condominium tower construction (the “Mixed-use Project”). Our investment interests are held through a joint venture (the “Colony Mezzanine Lender”) with affiliates of our Manager.
In April 2020, the senior mortgage lender notified the borrower developer that the Mixed-use Project loan funding was out of balance, due to cost overruns from certain hard and soft costs and senior loan interest reserve shortfalls projected through completion. To address the out of balance circumstance during the second quarter, the Colony Mezzanine Lender made two protective advances to the senior mortgage lender totaling $67.6 million, of which our share was $28.5 million. The Colony Mezzanine Lender placed this investment on nonaccrual status.
In June 2020, the senior mortgage lender funded a third protective advance of $15.5 million. Additionally, the loans held by the senior mortgage lender and Colony Mezzanine Lender, respectively, matured on July 9, 2020.
On September 1, 2020, in cooperation with the borrower and the EB-5 lender, the Colony Mezzanine Lender and senior mortgage lender secured $275 million of additional mezzanine financing from a third-party mezzanine lender (the “Senior Mezzanine Lender”). To consummate the new mezzanine financing, the Colony Mezzanine Lender simplified its investment interest by converting its existing preferred equity principal and accrued interest into the existing mezzanine loan, transferred the mezzanine loan to the Senior Mezzanine Lender, who subsequently increased the mezzanine loan amount by $275 million to an approximately $821 million total mezzanine loan (the “Upsized Mezzanine Loan”). The Senior Mezzanine Lender holds a $275 million A-participation and the Colony Mezzanine Lender (including our interest) continues to hold an approximately $546 million B-participation interest in the Upsized Mezzanine Loan at the Mixed-use Project. The Senior Mezzanine Lender continues forward as the sole administrative agent and Upsized Mezzanine Loan owner. The Upsized Mezzanine Loan closing and revised budget addressed certain amendments to maturity dates to complete and sell the hotel by July 2021 and modifications to certain borrower extension tests to facilitate completion of the Mixed-use Project. The Colony Mezzanine Lender’s B-participation investment continues to carry an interest rate of 12.90% per annum, consistent with our interest rate prior to this mezzanine refinancing event. The B-participation investment is a subordinate interest to the A-participation interest in respect to payments of principal and interest. The new $275 million financing commitment covers current capital requirements at the Mixed-use Project and includes both $65 million of interest reserves to cover A-participation interest payments and $100 million reserved for future funding obligations, in furtherance of a revised construction budget to be made by the Senior Mezzanine Lender and senior mortgage lender only. The Colony Mezzanine Lender is no longer subject to future funding commitments in accordance with the revised budget. As previously reported, the Colony Mezzanine Lender had a remaining unfunded commitment of $39.3 million, of which our share was $14.5 million.

During the three months ended June 30, 2020, we placed the mezzanine loans and preferred equity investment on nonaccrual status and recorded our proportionate share of a fair value loss adjustment totaling $89.3 million. (See Loans 36 and 46 in the table above). Having just completed the Upsized Mezzanine Loan refinancing, among other factors, for the period ended September 30, 2020, we continue to maintain the nonaccrual status and fair value loss adjustment on our proportionate share of the Colony Mezzanine Lender’s B-participation investment.
Notwithstanding the Upsized Mezzanine Loan closing, including a revised budget, amendments to maturity dates and extension tests and reserves for future funding, it is possible that additional cost overruns, actual and potential construction delays, diminished hotel and conference facility demand and slower pace of condominium sales, greater negative carry costs than currently projected or other factors, individually or together, may occur and be further impacted by COVID-19 and could negatively impact the overall value of the Mixed-use Project, including our continuing interest in the B-participation investment.
Dublin, Ireland Senior Predevelopment Loan
We hold a $189.6 million co-lender interest (61%) in a senior mortgage loan in the amount of $310.9 million. The senior mortgage loan is also held by private investment vehicles managed by Colony Capital. The senior mortgage is Euro– denominated and is for a fully entitled land acquisition for a mixed-use development project in Dublin, Ireland (Project Dockland).
The project borrower has planning permission for 420 apartments and approximately 380,000 square feet of offices on the site, but the project borrower subsequently sought to increase that number to 1,000 total residential units across two towers of 40 and 44 stories, respectively. Based on this value-driven expansion effort and updated permitting guidelines for waterfront development implemented by the Irish government zoning authority, the borrower modified its final development application, which is currently under review by planning authorities. While the Project Dockland schedule had been extended by approximately six to nine months, as previously disclosed, the majority of enabling works commenced in July 2020 and remain on track to be completed, as planned, in January 2021. The aforementioned delay may limit the ability of the borrower to obtain a senior secured development construction facility within the expected timeline as initially underwritten; however, senior financing is largely dependent on pre-letting discussions, which are progressing. We and our senior mortgage co-lenders regularly engage in discussions with the borrower to address continuing developments and solutions at the project.
In addition, project delays, permitting processes, uncertain market conditions as a result of COVID-19 (including adverse impacts on demand for office and residential space), may have a negative impact on the senior lender’s investment interest and may result in a future valuation impairment or investment loss. Given the delays and potential negative impact of COVID-19 on market conditions the loan was placed on nonaccrual status for the quarter ended September 30, 2020. We are working with the borrower and evaluating options. The loan’s initial maturity date is December 31, 2020, and the borrower is unlikely to meet the conditions required for an automatic extension. (See Loan 3 in the table).
During the second quarter, we completed an asset level preferred financing on five assets which included Project Dockland.
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
Payment-In-Kind (“PIK”) Interest Income
We have debt investments in our portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. During the three and nine months ended September 30, 2020, we recorded total PIK interest of $3.9 million and $23.2 million, respectively. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the borrower to be able to pay all principal and interest due.

CRE Debt Securities
The following table presents an overview of our CRE debt securities in our Core Portfolio as of September 30, 2020 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category(2)	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
Investment grade rated (BBB)	9	$27,691	—%	—%	6.2	BBB-
Non-investment grade rated (BB)	2	8,558	—%	—%	4.8	BB | B
“B-pieces” of CMBS securitization pools	8	68,467	4.6%	10.3%	5.1	—
Total/Weighted Average	19	$104,716	3.3%	6.7%	5.3	—
_________________________________________
(1)Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.
(2)As of September 30, 2020, all CRE debt securities consisted of CMBS.
During the three and nine months ended September 30, 2020, we sold the following CMBS bonds (dollars in thousands):

	Number of Securities	Gross Proceeds	Repayment of CMBS Credit Facility	Net Proceeds	Net gain (loss)(1)
Three months ended June 30, 2020	27	$89,700	$66,100	$23,600	$(57,000)
Three months ended September 30, 2020	5	28,824	13,120	15,704	5,156
Total(2)	32	$118,524	$79,220	$39,304	$(51,844)
_________________________________________
(1)Net loss during the quarter ended June 30, 2020 contained $36.4 million previously recorded as an unrealized loss in other comprehensive income at March 31, 2020.
(2)Subsequent to September 30, 2020, we sold 6 CRE securities for $14.7 million in gross sales proceeds and will recognize a gain of approximately $3.6 million.
Additionally, during the quarter ended June 30, 2020, we unwound a portion of our interest rate swaps and in connection realized a loss of $34.0 million. This resulted in the release of $32.0 million held in a margin account to unrestricted cash.
Consistent with the overall market, our CRE debt securities (CMBS), which we mark to fair value, lost significant value since the onset of the COVID-19 pandemic. Although the market at September 30, 2020 experienced a slight rebound in some securities from the marks taken at June 30, 2020, we believe bond prices will remain at or around current levels over the next six to twelve months. As we evaluate selling our investment grade and non-investment grade rated bonds over the next twelve months, it is more likely than not that we will sell before recovery. As a result, during the three months ended June 30, 2020 we recorded an impairment loss of $29.2 million. Additionally, during the second quarter, we have placed our investment grade and non-investment grade rated bonds on cost recovery and as a result, have ceased accretion of any discounts to expected maturity and applied any cash interest received against the securities’ carrying value.
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

As of September 30, 2020, $0.7 billion, or 23.7% of our assets were invested in net leased real estate properties included in our Core Portfolio and these properties were 98.3% occupied. The following table presents our net leased real estate investments included in our Core Portfolio as of September 30, 2020 (dollars in thousands):

	Count	Carrying Value(1)	NOI for the three months ended September 30, 2020(2)
Net leased real estate	5	$746,281	$12,918
Total/Weighted average net leased real estate - Core Portfolio	5	$746,281	$12,918
________________________________________
(1)Represents carrying values at our share as of September 30, 2020; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(2)Excludes NOI of $1.7 million that relates to properties that have been sold. Please refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.
The following table provides asset-level detail of our net leased real estate included in our Core Portfolio as of September 30, 2020:

	Collateral type	City, State	Number of Properties	Number of Buildings	Rentable square feet (“RSF”) / units/keys	Weighted average % leased(1)	Weighted average lease term (yrs)(2)
Net leased real estate
Net lease 1	Industrial	Various - U.S.	22	22	6,697,304 RSF	96%	4.2
Net lease 2	Office	Stavenger, Norway	1	26	1,290,926 RSF	100%	9.7
Net lease 3	Industrial	Various - U.S.	2	2	661,278 RSF	100%	17.9
Net lease 4	Office	Aurora, CO	1	1	183,529 RSF	100%	2.2
Net lease 5	Office	Indianapolis, IN	1	1	338,000 RSF	100%	5.3
Total/Weighted average net leased real estate			27	52	9,171,037 RSF	98%	7.4
________________________________________
(1)Represents the percent leased as of September 30, 2020. Weighted average calculation based on carrying value at our share as of September 30, 2020.
(2)Based on in-place leases (defined as occupied and paying leases) as of September 30, 2020 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of September 30, 2020.
The following charts illustrate the concentration of our net leased real estate portfolio included in Core Portfolio based on property type and geography as of September 30, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

COVID-19 Update
For the quarter ended September 30, 2020 and October, we collected 98% of total rents from our net leased real estate portfolio. We believe these properties will continue to perform but caution that COVID-19 events could still result in lease modifications, impairment and the inability to make our mortgage payments, all which could result in defaults under our mortgage obligations or trigger repayments under our Bank Credit Facility.

For the quarter ended September 30, 2020, we sold one industrial portfolio and received total gross proceeds of $466.4 million. Net of repayments to existing mortgages and paydowns under our Bank Credit Facility, we generated $90.6 million of available balance sheet cash liquidity.
During the second quarter, we disclosed the potential sale of Net Lease 1. In September 2020, the prospective purchasers failed to timely satisfy the conditions of the purchase and sale agreement. As a result, we exercised our contractual right to terminate the transaction, and intend to hold this asset for investment. However, on October 16, 2020, the prospective purchasers filed an action in Delaware Chancery Court seeking an order compelling us to specifically perform and sell the asset under the terms of the purchase and sale agreement. We are seeking to dismiss this claim; however no assurances can be given as to whether we will be successful.
During the first quarter we unwound our NOK FX Future contracts related to Net Lease 2 (Stavenger, Norway). During the three months ended September 30, 2020, we purchased one year put options of NOK for the notional amount of $92 million and a cost of $1.9 million.
Refer to “COVID-19 Impact on Liquidity” in “Liquidity and Capital Resources” below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.

Results of Operations - Core Portfolio
The following table summarizes our Core Portfolio results of operations for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Net interest income
Interest income	$36,391	$43,071	$(6,680)	(15.5)%
Interest expense	(13,088)	(21,323)	8,235	(38.6)%
Interest income on mortgage loans held in securitization trusts	20,462	22,586	(2,124)	(9.4)%
Interest expense on mortgage obligations issued by securitization trusts	(18,204)	(20,299)	2,095	(10.3)%
Net interest income	25,561	24,035	1,526	6.3%

Property and other income
Property operating income	21,119	28,315	(7,196)	(25.4)%
Other income (loss)	64	779	(715)	(91.8)%
Total property and other income	21,183	29,094	(7,911)	(27.2)%

Expenses
Management fee expense	6,445	9,084	(2,639)	(29.1)%
Property operating expense	2,480	8,340	(5,860)	(70.3)%
Transaction, investment and servicing expense	1,403	863	540	62.6%
Interest expense on real estate	8,067	8,695	(628)	(7.2)%
Depreciation and amortization	10,946	11,673	(727)	(6.2)%
Provision for loan losses	11,229	—	11,229	n.m.
Impairment of operating real estate	—	23,911	(23,911)	n.m.
Administrative expense	4,538	4,171	367	8.8%
Total expenses	45,108	66,737	(21,629)	(32.4)%

Other income (loss)
Unrealized loss on mortgage loans and obligations held in securitization trusts, net	(13,162)	(1,976)	(11,186)	n.m.
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	2,724	(2,724)	n.m.
Other gain (loss), net	9,896	(2,682)	12,578	n.m.
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(1,630)	(15,542)	13,912	(89.5)%
Equity in earnings (losses) of unconsolidated ventures	(1,652)	2,736	(4,388)	(160.4)%
Income tax benefit (expense)	1,949	(201)	2,150	n.m
Net income (loss)	$(1,333)	$(13,007)	$11,674	n.m.
Comparison of Core Portfolio for Three Months Ended September 30, 2020 and 2019
Net Interest Income
Interest income
Interest income decreased by $6.7 million to $36.4 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease was primarily due to $7.0 million in repayment of loan investments and $4.3 million related to the sales and placement of the remaining CRE securities on cost recovery status during the second quarter of 2020. This was offset by a $4.8 million increase from originations, acquisitions and refinancings of loans in 2019 and 2020
Interest expense
Interest expense decreased by $8.2 million to $13.1 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease was primarily due to a $10.5 million reduction from the collapse of a securitization trust and repayment of loan investments and $1.3 million from lower financing rates and sales of CMBS securities in 2020. This was partially offset by a $4.1 million increase from originations, acquisitions and refinancings of loans in 2019 and 2020.

Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by a de minimis amount for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to the sale and deconsolidation of a retained investment in the subordinate tranches of one securitization trust in the third quarter of 2019.
Property and other income
Property operating income
Property operating income decreased by $7.2 million to $21.1 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease was primarily due to a $7.2 million reduction in operating income due to the sale of a hotel in the fourth quarter of 2019 and an industrial building in third quarter in 2020.
Other income
Other income decreased by $0.7 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 primarily due to lower income earned on cash held in corporate cash accounts.
Expenses
Management fee expense
Management fee expense decreased by $2.6 million to $6.4 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of September 30, 2020 compared to September 30, 2019. The reduction in stockholders’ equity is primarily due to a fourth quarter 2019 amendment to our definition of core earnings in the Management Agreement.
Property operating expense
Property operating expense decreased by $5.9 million to $2.5 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease resulted from the sale of a hotel during the fourth quarter of 2019.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $0.5 million to $1.4 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a $0.3 million increase in legal costs for asset-specific activity and a $0.2 million increase in franchise taxes.
Interest expense on real estate
Interest expense on real estate decreased by $0.6 million to $8.1 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 driven by a decrease due to the sale of an industrial building in third quarter.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.7 million to $10.9 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This was primarily due to a $2.2 million decrease resulting from the sale of an industrial building during the third quarter of 2020 offset by an increase due to asset additions in 2020 and a catch up in depreciation booked in the third quarter 2020 for an asset moved from held for sale to held for investment.
Provision for loan losses
Provision for loan losses increased by $11.2 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. During the three months ended September 30, 2020, the increase was a result of recording incremental CECL reserves in the third quarter of 2020.
Impairment of operating real estate
Impairment of operating real estate decreased by $23.9 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. During the three months ended September 30, 2019, the impairment was attributable to an industrial real estate portfolio of properties, resulting from a reduction in the estimated holding period of the portfolio.
Administrative expense
Administrative expense increased by $0.4 million to $4.5 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This increase was primarily due to higher professional fees.
Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the three months ended September 30, 2020, we recorded a $13.2 million unrealized loss on mortgage loans and obligations which primarily represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts.
Realized gain on mortgage loans and obligations held in securitization trusts, net
Realized gain on mortgage loans and obligations held in securitizations trusts, net decreased by $2.7 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 due to the sale and deconsolidation of a retained investment in the subordinate tranches of one securitization trust in the third quarter of 2019.
Other gain (loss), net
Other gain (loss), net increased by $12.6 million to other gain for the three months ended September 30, 2020, as compared to three months ended September 30, 2019. The increase was primarily due to a $7.5 million realized gain on the sale of an industrial portfolio and $5.2 million realized gain on the sale of five CRE securities.
Equity in earnings (losses) of unconsolidated ventures
Equity in earnings (losses) of unconsolidated ventures decreased by $4.4 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This was primarily due to $7.5 million decrease in operating performance of one of the Company’s hospitality assets held in a joint venture, $7.3 million relating to two equity method investments being placed on nonaccrual status in 2020 and asset sales of $3.5 million, partially offset by $17.6 million of impairment recorded in the third quarter 2019 on an equity participation interest in a joint venture.
Income tax benefit (expense)
Income tax benefit (expense) decreased by $2.2 million to an income tax benefit for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a $1.8 million decrease in the deferred income tax liabilities on one of our equity method investments.

Results of Operations - Core Portfolio
The following table summarizes our Core Portfolio results of operations for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Net interest income
Interest income	$120,188	$113,246	$6,942	6.1%
Interest expense	(48,950)	(58,013)	9,063	(15.6)%
Interest income on mortgage loans held in securitization trusts	61,556	99,718	(38,162)	(38.3)%
Interest expense on mortgage obligations issued by securitization trusts	(54,627)	(91,690)	37,063	(40.4)%
Net interest income	78,167	63,261	14,906	23.6%

Property and other income
Property operating income	65,831	87,882	(22,051)	(25.1)%
Other income	821	1,347	(526)	(39.0)%
Total property and other income	66,652	89,229	(22,577)	(25.3)%

Expenses
Management fee expense	19,446	27,256	(7,810)	(28.7)%
Property operating expense	9,438	25,187	(15,749)	(62.5)%
Transaction, investment and servicing expense	5,057	1,236	3,821	n.m
Interest expense on real estate	24,613	26,078	(1,465)	(5.6)%
Depreciation and amortization	31,396	37,645	(6,249)	(16.6)%
Provision for loan losses	42,642	—	42,642	n.m
Impairment of operating real estate	—	23,911	(23,911)	n.m
Administrative expense	13,083	11,977	1,106	9.2%
Total expenses	145,675	153,290	(7,615)	n.m

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(41,589)	4,602	(46,191)	n.m
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	2,772	(2,772)	n.m
Other loss, net	(137,178)	(12,524)	(124,654)	n.m
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(179,623)	(5,950)	(173,673)	n.m
Equity in earnings (loss) of unconsolidated ventures	(72,906)	39,020	(111,926)	n.m
Income tax benefit (expense)	(316)	1,428	(1,744)	n.m
Net income (loss)	$(252,845)	$34,498	$(287,343)	n.m
Comparison of Core Portfolio for Nine Months Ended September 30, 2020 and 2019
Net Interest Income
Interest income
Interest income increased by $6.9 million to $120.2 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase was primarily due to a $46.4 million increase from originations, acquisitions and refinancings of loans in 2019 and 2020. This was partially offset by a decrease of $30.7 million related to the repayment of loan investments and a decrease of $8.8 million related to sales and placement of the remaining CRE securities on cost recovery status during the second quarter of 2020.
Interest expense
Interest expense decreased by $9.1 million to $49.0 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease was primarily due to a $22.5 million reduction from the collapse of a securitization trust and repayment of loan investments and a $1.9 million decrease from sales of CRE securities in 2020. This was partially offset by a $15.3 million increase from originations, acquisitions and refinancings of loans in 2019 and 2020.

Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $1.1 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to the sale and deconsolidation of a retained investment in the subordinate tranches of one securitization trust in the third quarter of 2019.
Property and other income
Property operating income
Property operating income decreased by $22.1 million to $65.8 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease was primarily due to a $20.2 million reduction in operating income due to the sale of a hotel in the fourth quarter of 2019.
Other income
Other income decreased by $0.5 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 primarily as a result of lower income earned on cash held in corporate cash accounts.
Expenses
Management fee expense
Management fee expense decreased by $7.8 million to $19.4 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of September 30, 2020 compared to September 30, 2019. The reduction in stockholders’ equity is primarily due to a fourth quarter 2019 amendment to our definition of core earnings in the Management Agreement.
Property operating expense
Property operating expense decreased by $15.7 million to $9.4 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease resulted from the sale of a hotel during the fourth quarter of 2019.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $3.8 million to $5.1 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to a $1.6 million decrease in franchise tax refunds received, a $1.4 million increase in legal costs incurred associated with exploring the internalization of the management of the Company and other value-enhancing opportunities, and a $0.6 million increase in asset-specific legal costs.
Interest expense on real estate
Interest expense on real estate decreased by $1.5 million to $24.6 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 due to the sale of an industrial building in third quarter 2020.
Depreciation and amortization
Depreciation and amortization expense decreased by $6.2 million to $31.4 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This was primarily due to a $1.8 million decrease resulting from the sale of a hotel during the fourth quarter of 2019 and a $4.3 million decrease resulting from the sale of an industrial building in the third quarter of 2020.
Provision for loan losses
Provision for loan losses increased by $42.6 million during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 primarily due to the recording of CECL reserves in accordance with ASU No. 2016-13, Financial Instruments-Credit Losses.
Impairment of operating real estate
Impairment of operating real estate decreased by $23.9 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the impairment was attributable to an industrial real estate portfolio of properties, resulting from a reduction in the estimated holding period of the portfolio.

Administrative expense
Administrative expense increased by $1.1 million to $13.1 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase was primarily due to $0.6 million of higher corporate expenses allocated to our Core Portfolio following the sales and repayments in our Legacy, Non-Strategic Portfolio and higher professional fees of $0.5 million.
Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the nine months ended September 30, 2020, we recorded an unrealized loss of $41.6 million on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts.
Realized gain on mortgage loans and obligations held in securitization trusts, net
Realized gain on mortgage loans and obligations held in securitizations trusts, net decreased by $2.8 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 due to the sale and deconsolidation of a retained investment in the subordinate tranches of one securitization trust in the third quarter of 2019.
Other gain (loss), net
During the nine months ended September 30, 2020, we recorded other loss, net of $137.2 million, which primarily represents $93.0 million realized net loss on the sale of 32 CRE securities and the realization of the fair value marks on our CRE securities portfolio in addition to a $38.0 million provision for loan loss recorded on one hospitality loan.
Equity in earnings (losses) of unconsolidated ventures
Equity in earnings of unconsolidated ventures decreased by $111.9 million to a loss of $72.9 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This was primarily due to the Company recording $98.4 million in fair value losses relating to two equity method investments that have been placed on nonaccrual status and $7.6 million related to the sale and repayment of equity method investments.
Income tax benefit (expense)
Income tax benefit (expense) decreased by $1.7 million to an income tax expense of $0.3 million for the nine months ended September 30, 2020, as compared to an income tax benefit of $1.4 million for the nine months ended September 30, 2019, primarily due to a $2.5 million reduction in the deferred income tax benefit on one of our net lease portfolios acquired in 2018, partially offset by a $0.9 million decrease to income tax provision on a hotel acquired through the legal foreclosure process in the third quarter of 2018, and subsequently sold in December 2019.
Our Legacy, Non-Strategic Portfolio
As of September 30, 2020, our Legacy, Non-Strategic Portfolio consisted of 38 investments representing approximately $513.0 million in book value (excluding cash, cash equivalents and certain other assets). Our loan portfolio consisted of one senior mortgage loan, one mezzanine loan and one preferred equity investment, all of which are on nonaccrual status as of September 30, 2020. Our owned real estate portfolio (including net leased and other real estate) consisted of approximately 3.7 million total square feet of space and the total third quarter NOI of that portfolio was approximately $7.3 million (based on leases in place as of September 30, 2020).
As of September 30, 2020, our Legacy, Non-Strategic Portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at CLNC share)(2)	Net book value (Consolidated)(3)	Net book value (at CLNC share)(4)
Legacy, Non-Strategic Portfolio
Senior mortgage loans(5)	1	$10,997	$10,997	$10,997	$10,997
Mezzanine loans(5)	1	56,757	18,190	56,757	18,190
Preferred equity(5)	1	684	219	684	219
Net leased real estate	6	58,789	58,789	4,006	4,006
Other real estate	25	378,727	341,269	73,201	67,402
Private equity interests	4	7,093	7,093	7,093	7,093
Total/Weighted average Legacy, Non-Strategic Portfolio	38	$513,047	$436,557	$152,738	$107,907

________________________________________
(1)Count for net leased and other real estate represents number of investments.
(2)Book value at our share represents the proportionate book value based on ownership by asset as of September 30, 2020.
(3)Net book value represents book value less any associated financing as of September 30, 2020.
(4)Net book value at our share represents the proportionate book value based on asset ownership less any associated financing based on ownership as of September 30, 2020.
(5)Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.
Legacy, Non-Strategic Portfolio: Senior and Mezzanine Loans and Preferred Equity
Our Legacy, Non-Strategic Portfolio includes senior mortgage loans, mezzanine loans and preferred equity interests.
The following table provides a summary of senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio as of September 30, 2020 (dollars in thousands):

				Weighted Average(1)
	Count	Book value (at CLNC share)(2)	Principal balance (2)	Cash coupon(3)	Unlevered all-in yield(3)	Remaining Term(4)	Extended Remaining Term(5)
Senior loans	1	$10,997	$19,784	—	—	0.1	0.2
Mezzanine loans	1	18,190	18,349	—	—	0.7	0.7
Preferred equity	1	219	—	—	—	—	—
Total/Weighted average senior and mezzanine loans and preferred equity - Legacy, Non-Strategic Portfolio	3	$29,406	$38,133	—	—	0.5	0.6
_________________________________________
(1)Weighted average metrics weighted by book value at our share, except for cash coupon which is weighted by principal balance at our share.
(2)Book value and principal balance at our share represents the proportionate value based on ownership by asset as of September 30, 2020.
(3)All three senior and mezzanine loans and preferred equity investments are on nonaccrual status.
(4)Represents the remaining term based on the current contractual maturity date of loans.
(5)Represents the remaining term based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.
The following table details senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio by fixed or floating rate as of September 30, 2020 (dollars in thousands):

				Weighted Average(1)
	Number of loans	Book value (at CLNC share)(2)	Principal balance(2)	Spread to LIBOR(3)	All-in unlevered yield(3)	Remaining term(4)	Extended remaining term(5)
Fixed rate loans(6)	3	$29,406	$38,133	—	—	0.5	0.6
Total/ Weighted average	3	$29,406	$38,133	—	—	0.5	0.6
_________________________________________
(1)Weighted average metrics weighted by book value at our share, except for spread to LIBOR, which is weighted by principal balance value at our share. Book and principal balances at share exclude a de minimis amount of noncontrolling interest. See the table located above in “Our Portfolio” for further information.
(2)Book value and principal balance at our share represents the proportionate value based on ownership by asset as of September 30, 2020.
(3)All three senior and mezzanine loans and preferred equity investments are on nonaccrual status.
(4)Represents the remaining term in years based on the original maturity date or current extension maturity date of loans.
(5)Represents the remaining term in years based on a maximum maturity date assuming all extension options on loans are exercised by the borrower.
(6)Includes one preferred equity investment.
The following table details the types of properties securing senior and mezzanine loans and preferred equity included in our Legacy, Non-Strategic Portfolio and geographic distribution as of September 30, 2020 (dollars in thousands):

Collateral property type	Book value	% of total
Other(1)	$29,406	100.0%
Total	$29,406	100.0%

Region	Book value	% of total
West	$29,406	100.0%
Total	$29,406	100.0%
_________________________________________
(1)Other includes commercial and residential development and predevelopment assets.

In March 2018, the borrower on our four NY hospitality loans in our Legacy, Non-Strategic Portfolio failed to make all required interest payments and the loans were placed on nonaccrual status. These four loans are secured by the same collateral. During 2018, we recorded $53.8 million of provision for loan losses to reflect the estimated value to be recovered from the borrower following a sale. During 2019, we recorded an additional provision for loan loss of $154.3 million based on significant deterioration in the NY hospitality market, feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale. During the three months ended March 31, 2020 the significant detrimental impact of COVID-19 on the U.S. hospitality industry further contributed to the deterioration of our four NY hospitality loans and as such we recorded an additional provision for loan losses of $36.8 million. During the three months ended June 30, 2020 we completed a discounted payoff of the NY hospitality loans and related investment interests.
Within our Legacy, Non-Strategic Portfolio, we held certain other loans secured by regional malls that were sold during the nine months ended September 30, 2020 as follows:
•We placed one loan secured by a regional mall (“Midwest Regional Mall”) on nonaccrual status during 2019 as collectability of the principal was uncertain; as such, interest collected is recognized using the cost recovery method by applying interest collected as a reduction to loan carrying value. We recorded $10.6 million of impairment related to Midwest Regional Mall and transferred the loan to held for sale during 2019. During the three months ended June 30, 2020 the Midwest Regional Mall was sold. We received $8.3 million in gross proceeds and recognized a gain of $3.7 million.
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
Impairment of Loans and Preferred Equity Held in Joint Ventures
During the year ended December 31, 2019, we recognized our proportionate share of a fair value loss adjustment totaling $14.7 million on one senior loan secured by a regional mall (“Southeast Regional Mall”) of which we owned 50.0% of the joint venture. Southeast Regional Mall was included in our Legacy, Non-Strategic Portfolio prior to its sale during the quarter ended June 30, 2020. We received $13.4 million in gross sales proceeds and recognized a gain of $1.6 million.
COVID-19 Update
During the nine months ended September 30, 2020, we sold 13 loans generating gross proceeds of $144.8 million. Our four remaining loans are on nonaccrual. We have reviewed the three remaining loans in our Legacy, Non-Strategic portfolio and believe that it is too early to predict and quantify the full impact of principal loss. However, further losses or permanent impairment in future quarters are possible.
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

As of September 30, 2020, $400.1 million, or 91.6%, of our Legacy, Non-Strategic Portfolio was invested in owned real estate and was 81.1% occupied. The following table provides a summary of net leased and other real estate included in our Legacy, Non-Strategic Portfolio as of September 30, 2020 (dollars in thousands):

	Count	Carrying Value(1)	NOI for the three months ended September 30, 2020(2)
Net leased real estate	6	$58,789	$1,794
Other real estate	25	341,269	5,507
Total/Weighted average owned real estate - Legacy, Non-Strategic Portfolio	31	$400,058	$7,301
________________________________________
(1)Represents carrying values at our share as of September 30, 2020; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(2)Excludes a de minimis NOI loss that relates to properties that have been sold. Please refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level details of our net leased and other real estate included in our Legacy, Non-Strategic Portfolio as of September 30, 2020:

	Collateral type	City, State	Number of properties	Number of buildings	RSF / units/keys	Weighted average % leased(1)	Weighted average lease term (yrs)(2)
Net leased real estate
Net lease 1	Retail	Various - U.S.	7	7	319,600 RSF	100%	3.7
Net lease 2	Office	Columbus, OH	1	1	199,122 RSF	52%	6.3
Net lease 3	Office	Rockaway, NJ	1	1	121,038 RSF	100%	2.3
Net lease 4	Retail	Keene, NH	1	1	45,471 RSF	100%	8.3
Net lease 5	Retail	Fort Wayne, IN	1	1	50,000 RSF	100%	3.9
Net lease 6	Retail	South Portland, ME	1	1	52,900 RSF	100%	3.0
Total/Weighted average net leased real estate			12	12	788,131 RSF	86%	4.5

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	7	847,604 RSF	94%	4.0
Other real estate 2	Office	Warrendale, PA	5	5	496,414 RSF	82%	4.8
Other real estate 3	Multifamily	New Orleans, LA	1	1	375 Units	87%	—
Other real estate 4	Hotel	Coraopolis, PA	1	1	318 Keys	n/a	—
Other real estate 5	Multifamily	Kalamazoo, MI	1	24	698 Units	91%	—
Other real estate 6	Multifamily	Cayce, SC	1	1	557 Units	41%	—
Other real estate 7	Multifamily	Central, SC	1	10	469 Units	96%	—
Other real estate 8	Office	Omaha, NE	1	1	404,865 RSF	65%	1.1
Other real estate 9	Office	Greensboro, NC	1	1	129,717 RSF	88%	2.0
Other real estate 10	Office	Greensboro, NC	1	1	86,321 RSF	85%	0.9
Other real estate 11	Office	Bath, ME	1	1	37,623 RSF	100%	5.2
Other real estate 12	Retail	Anchorage, AK	1	1	343,995 RSF	65%	1.0
Other real estate 13	Office	Winston Salem, NC	1	1	140,132 RSF	42%	1.8
Other real estate 14	Office	Greensboro, NC	1	2	58,978 RSF	22%	0.5
Other real estate 15	Multifamily	Evansville, WY	1	1	191 Units	38%	—
Other real estate 16	Office	Greensboro, NC	1	1	48,042 RSF	29%	0.3
Other real estate 17	Office	Greensboro, NC	1	1	47,690 RSF	58%	0.6
Other real estate 18	Office	Greensboro, NC	1	1	47,211 RSF	34%	0.5
Other real estate 19	Office	Greensboro, NC	1	4	42,123 RSF	40%	0.6
Other real estate 20	Office	Greensboro, NC	1	1	35,224 RSF	41%	0.3
Other real estate 21	Office	Greensboro, NC	1	1	34,903 RSF	55%	0.6
Other real estate 22	Office	Greensboro, NC	1	1	34,060 RSF	40%	0.1
Other real estate 23	Office	Greensboro, NC	1	1	32,905 RSF	100%	5.4
Other real estate 24	Office	Greensboro, NC	1	1	26,563 RSF	53%	0.1
Other real estate 25	Office	Greensboro, NC	1	1	23,145 RSF	63%	0.8
Total/Weighted average other real estate			35	71	n/a	78%	2.4

Total/Weighted average owned real estate - Legacy, Non-Strategic Portfolio			47	83
________________________________________
(1)Represents the percent leased as of September 30, 2020. Weighted average calculation based on carrying value at our share as of September 30, 2020.
(2)Based on in-place leases (defined as occupied and paying leases) as of September 30, 2020 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of September 30, 2020.
COVID-19 Update
For the quarter ended September 30, 2020 and through November 5, 2020, we collected 86.5% of total rents across our Legacy, Non-Strategic Portfolio.

We reviewed our Legacy, Non-Strategic owned real estate portfolio and our asset management team is in active discussions with all lessees. See table below (dollars in thousands):

	July through October 2020 Rent Collection
	Billed	Collected	% Collected
Office	$15,707	$13,668	87.0%
Student Housing	2,666	2,433	91.3%
Multifamily	2,360	2,086	88.4%
Retail	2,400	1,829	76.2%
Hotel	—	—	n/a
	$23,133	$20,016	86.5%
We met all our mortgage obligations securing the properties within our Legacy, Non-Strategic Portfolio. We caution that known and unknown COVID-19 events could result in lease modifications, impairment and the inability to make our mortgage payments, all which could result in default under our mortgage obligations.
We continue to pursue and execute sales of owned real estate in our Legacy, Non-Strategic Portfolio. As a result, we recorded impairment on held for sale operating real estate properties of $3.5 million during the three months ended September 30, 2020 resulting from bids received and updated brokers’ opinions of value (BOVs).
Since October 1, 2019, we have completed the following sales (dollars in thousands):

	No. of Properties sold	Gross Proceeds	Net Proceeds	Net gain/(loss)
Three months ended December 31, 2019	6	$96,980	$95,425	$10,036
Three months ended March 31, 2020	6	172,579	80,133	(3,551)
Three months ended June 30, 2020	1	1,025	903	(83)
Three months ended September 30, 2020	5	143,412	62,189	10,489
October 1 - November 6, 2020	14	29,353	27,308	2,023
Total	32	$443,349	$265,958	$18,914
Refer to “COVID-19 Impact on Liquidity” in “Liquidity and Capital Resources,” respectively, below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.

Results of Operations - Legacy, Non-Strategic Portfolio
The following table summarizes our Legacy, Non-Strategic Portfolio results of operations for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Net interest income
Interest income	$—	$3,920	$(3,920)	(100.0)%
Interest expense	(338)	(1,843)	1,505	(81.7)%
Net interest income	(338)	2,077	(2,415)	(116.3)%

Property and other income
Property operating income	20,559	35,177	(14,618)	(41.6)%
Other income	(34)	41	(75)	n.m.
Total property and other income	20,525	35,218	(14,693)	(41.7)%

Expenses
Management fee expense	638	2,271	(1,633)	(71.9)%
Property operating expense	12,797	21,416	(8,619)	(40.2)%
Transaction, investment and servicing expense	224	570	(346)	(60.7)%
Interest expense on real estate	4,138	5,586	(1,448)	(25.9)%
Depreciation and amortization	3,824	14,261	(10,437)	(73.2)%
Provision for loan losses	(825)	110,314	(111,139)	n.m.
Impairment of operating real estate	3,451	248,811	(245,360)	n.m.
Administrative expense	1,242	3,561	(2,319)	(65.1)%
Total expenses	25,489	406,790	(381,301)	(93.7)%

Other income (loss)
Other loss, net	(216)	(6)	(210)	n.m.
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(5,518)	(369,501)	363,983	n.m.
Equity in earnings (losses) of unconsolidated ventures	(127)	(18,641)	18,514	(99.3)%
Income tax benefit (expense)	13,408	(845)	14,253	(1,686.7)%
Net income (loss)	$7,763	$(388,987)	$396,750	n.m.

Comparison of Legacy, Non-Strategic Portfolio for Three Months Ended September 30, 2020 and 2019
Net Interest Income
Interest income
Interest income decreased by $3.9 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This decrease was primarily due to the sale and repayment of loan investments.
Interest expense
Interest expense decreased by $1.5 million to $0.3 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This was primarily due to a lower allocation of interest expense on our Bank Credit Facility to the Legacy Non-Strategic Portfolio for the three months ended September 30, 2020 and $0.6 million of lower interest expense as a result of sales of loans during 2019 and 2020.
Property and other income
Property operating income
Property operating income decreased by $14.6 million to $20.6 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The lower income was primarily due to a $9.5 million decrease related to 17 real estate properties sold within the past twelve months and a $3.2 million decrease in hotel revenues due to COVID-19.
Other Income
Other income decreased from the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 by a de minimis amount.
Expenses
Management fee expense
Management fee expense decreased by $1.6 million to $0.6 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of September 30, 2020 compared to September 30, 2019. The reduction in stockholders’ equity is primarily due to a fourth quarter 2019 amendment to our definition of core earnings in the Management Agreement.
Property operating expense
Property operating expense decreased by $8.6 million to $12.8 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The lower expense was primarily due to a $5.1 million decrease related to 17 real estate properties sold within the past twelve months and a $2.1 million decrease in hotel operating expenses related to the impact of COVID-19.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.3 million to $0.2 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily as a result of costs associated with the sale of investments during 2019.
Interest expense on real estate
Interest expense on real estate decreased by $1.4 million to $4.1 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease resulted from 17 real estate properties sold within the past twelve months.
Depreciation and amortization
Depreciation and amortization expense decreased by $10.4 million to $3.8 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This was primarily due to a $3.5 million decrease related to 24 real estate properties classified as held for sale in 2019 and 2020, a $3.6 million decrease due to the 17 properties sold within the past twelve months, and $3.8 million due to lower carrying values associated with impairments recorded in the third quarter of 2019.
Provision for loan losses
Provision for loan losses decreased by $111.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This provision recorded in the third quarter of 2019 was a result of a provision recorded on four NY hospitality loans and seven loans collateralized by retail properties.
Impairment of operating real estate
Impairment of operating real estate held for sale of $3.5 million was recorded for the three months ended September 30, 2020 as a result of feedback received during the sales process. Impairment of operating real estate held for sale of $248.8 million for the three months ended September 30, 2019 resulted from a reduction in the estimated holding period for certain properties.
Administrative expense
Administrative expense decreased by $2.3 million to $1.2 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This decrease was primarily due to a lower allocation of indirect costs which are reimbursable to our Manager.

Other income
Other gain (loss), net
Other gain (loss), net increased by $0.2 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase was primarily due to net realized losses on sales of three operating real estate properties.
Equity in earnings (losses) of unconsolidated ventures
Equity in earnings (losses) of unconsolidated ventures decreased by $18.5 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This was primarily due to the Company recording $16.2 million in impairments on three equity method investments in the third quarter of 2019.
Income tax benefit (expense)
Income tax benefit (expense) decreased to an income tax benefit of $13.4 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This was primarily due to the Company finalizing its 2019 federal tax return and determining it would be able to carryback certain tax capital losses to prior years resulting in a refund of $12.9 million.
The following table summarizes our Legacy, Non-Strategic Portfolio results of operations for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Net interest income
Interest income	$1,815	$14,227	$(12,412)	(87.2)%
Interest expense	(1,965)	(5,492)	3,527	(64.2)%
Net interest income	(150)	8,735	(8,885)	(101.7)%

Property and other income
Property operating income	72,082	103,511	(31,429)	(30.4)%
Other income	258	84	174	207.1%
Total property and other income	72,340	103,595	(31,255)	(30.2)%

Expenses
Management fee expense	2,789	6,814	(4,025)	(59.1)%
Property operating expense	44,681	60,889	(16,208)	(26.6)%
Transaction, investment and servicing expense	2,611	1,777	834	46.9%
Interest expense on real estate	12,488	15,708	(3,220)	(20.5)%
Depreciation and amortization	15,370	45,208	(29,838)	(66.0)%
Provision for loan losses	37,643	220,572	(182,929)	(82.9)%
Impairment of operating real estate	33,512	258,935	(225,423)	(87.1)%
Administrative expense	6,486	10,418	(3,932)	(37.7)%
Total expenses	155,580	620,321	(464,741)	(75)%

Other income (loss)
Other gain (loss), net	7,063	(1,305)	8,368	(641.2)%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(76,327)	(509,296)	432,969	(85.0)%
Equity in earnings (loss) of unconsolidated ventures	3,017	(21,058)	24,075	(114.3)%
Income tax benefit (expense)	11,860	(1,972)	13,832	(701.4)%
Net income (loss)	$(61,450)	$(532,326)	$470,876	(88.5)%

Comparison of Legacy, Non-Strategic Portfolio for Nine Months Ended September 30, 2020 and 2019
Net Interest Income
Interest income
Interest income decreased by $12.4 million to $1.8 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This decrease was primarily due to $11.1 million related to the sale and repayment of loan investments and $1.3 million related to one foreclosed loan investment.
Interest expense
Interest expense decreased by $3.5 million to $2.0 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This was primarily due to a lower allocation of interest expense on our Bank Credit Facility to the Legacy Non-Strategic Portfolio for the nine months ended September 30, 2020.
Property and other income
Property operating income
Property operating income decreased by $31.4 million to $72.1 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The lower income was primarily due to a $17.9 million decrease related to 17 real estate properties sold within the past twelve months and a $8.5 million decrease in hotel revenues due to COVID-19.
Other income
Other income increased by $0.2 million to $0.3 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This is primarily due to a tax refund received during the nine months ended September 30, 2020.
Expenses
Management fee expense
Management fee expense decreased by $4.0 million to $2.8 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of September 30, 2020 compared to September 30, 2019. The reduction in stockholders’ equity is primarily due to a fourth quarter 2019 amendment to our definition of core earnings in the Management Agreement.
Property operating expense
Property operating expense decreased by $16.2 million to $44.7 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The lower expense was primarily due to a $11.3 million decrease related to 17 real estate properties sold within the past twelve months and a $5.1 million decrease in hotel operating expenses related to COVID-19.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $0.8 million to $2.6 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, as a result of costs associated with the sale of investments.
Interest expense on real estate
Interest expense on real estate decreased by $3.2 million to $12.5 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease resulted from real estate properties sold within the past twelve months.
Depreciation and amortization
Depreciation and amortization expense decreased by $29.8 million to $15.4 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This was primarily due to a $8.7 million decrease related to 24 real estate properties classified as held for sale in 2019 and 2020, a $5.2 million decrease due to properties sold within the past twelve months, and $4.5 million due to lower carrying values associated with impairments recorded in the third quarter of 2019.
Provision for loan losses
Provision for loan losses of $37.6 million was recorded for the nine months ended September 30, 2020, which is primarily attributable to the Company recording an additional provision of $36.8 million for our four NY hospitality loans due to the detrimental impact of COVID-19 on the hospitality industry.
Impairment of operating real estate
Impairment of operating real estate held for sale of $33.5 million for the nine months ended September 30, 2020 is primarily resulting from feedback received during the sales process.
Administrative expense
Administrative expense decreased by $3.9 million to $6.5 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This decrease was primarily due to lower stock compensation expense allocated to the Legacy, Non-Strategic Portfolio and a lower allocation of indirect costs which are reimbursable to our Manager.
Other income
Other gain (loss), net
Other loss, net decreased by $8.4 million to other gain for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease was primarily due to $9.9 million of gains from asset sales during 2020.
Equity in earnings (loss) of unconsolidated ventures
Equity in earnings (loss) of unconsolidated ventures decreased by $24.1 million to $3.0 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This was primarily due to the Company recording $25.0 million in impairments on three equity method investments in 2019.
Income tax benefit (expense)
Income tax benefit (expense) decreased by $13.8 million to an income tax benefit of $11.9 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This was primarily due to the Company finalizing its 2019 federal tax return and determining it would be able to carryback certain tax capital losses to prior years resulting in a refund of $12.9 million.
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
The following tables present a reconciliation of net income (loss) attributable to our common stockholders to Core Earnings/Legacy, Non-Strategic Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Total	Legacy, Non-Strategic Portfolio	Core Portfolio
Net loss attributable to Colony Credit Real Estate, Inc. common stockholders	$5,007	$7,717	$(2,710)
Adjustments:
Net loss attributable to noncontrolling interest of the Operating Partnership	201	185	16
Non-cash equity compensation expense	1,376	330	1,046
Transaction costs	420	101	319
Depreciation and amortization	15,100	3,854	11,246
Net unrealized loss (gain) on investments:
Impairment of operating real estate and preferred equity	3,452	3,452	—
Other unrealized gain	13,643	(7)	13,650
CECL reserves	8,892	—	8,892
Losses on sales of real estate and preferred equity	(8,158)	183	(8,341)
Adjustments related to noncontrolling interests	(186)	(186)	—
Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) attributable to Colony Credit Real Estate, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$39,747	$15,629	$24,118
Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) per share(1)	$0.30	$0.12	$0.18
Weighted average number of common shares and OP units(1)	131,659	131,659	131,659
_________________________________________
(1)We calculate Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the three months ended September 30, 2020, weighted average number of common shares includes 3.1 million OP units.

	Nine Months Ended September 30, 2020
	Total	Legacy, Non-Strategic Portfolio	Core Portfolio
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(300,824)	$(52,784)	$(248,040)
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	(7,109)	(1,237)	(5,872)
Non-cash equity compensation expense	3,267	1,181	2,086
Transaction costs	2,990	1,077	1,913
Depreciation and amortization	45,996	14,302	31,694
Net unrealized loss (gain) on investments:
Impairment of operating real estate and preferred equity	33,512	33,512	—
Other Unrealized loss	30,206	27	30,179
CECL reserves	16,967	(153)	17,120
Losses on sales of real estate and preferred equity	4,910	3,168	1,742
Adjustments related to noncontrolling interests	(9,202)	(8,891)	(311)
Core Earnings (Loss) Legacy, Non-Strategic Earnings (Loss) attributable to Colony Credit Real Estate, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$(179,287)	$(9,798)	$(169,489)
Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) per share(1)	$(1.36)	$(0.07)	$(1.29)
Weighted average number of common shares and OP units(1)	131,659	131,659	131,659
_________________________________________
(1)We calculate Core Earnings (Loss) / Legacy, Non-Strategic Earnings (Loss) per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the nine months ended September 30, 2020, weighted average number of common shares includes 3.1 million OP units.

NOI
We believe NOI to be a useful measure of operating performance of our net leased and other real estate portfolios as they are more closely linked to the direct results of operations at the property level. NOI excludes historical cost depreciation and amortization, which are based on different useful life estimates depending on the age of the properties, as well as adjusts for the effects of real estate impairment and gains or losses on sales of depreciated properties, which eliminate differences arising from investment and disposition decisions. Additionally, by excluding corporate level expenses or benefits such as interest expense, any gain or loss on early extinguishment of debt and income taxes, which are incurred by the parent entity and are not directly linked to the operating performance of the Company’s properties, NOI provides a measure of operating performance independent of the Company’s capital structure and indebtedness. However, the exclusion of these items as well as others, such as capital expenditures and leasing costs, which are necessary to maintain the operating performance of the Company’s properties, and transaction costs and administrative costs, may limit the usefulness of NOI. NOI may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.
NOI should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating NOI involves subjective judgment and discretion and may differ from the methodologies used by other companies, when calculating the same or similar supplemental financial measures and may not be comparable with other companies.

The following tables present a reconciliation of net income (loss) attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Total	Legacy, Non-Strategic Portfolio	Core Portfolio
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$3,358	$(4,180)	$7,538
Adjustments:	—
Net income (loss) attributable to noncontrolling interest in investment entities	1,262	(39)	1,301
Amortization of above- and below-market lease intangibles	156	—	156
Interest expense on real estate	12,198	4,137	8,061
Other loss	257	257	—
Transaction, investment and servicing expense	437	73	364
Depreciation and amortization	14,770	3,824	10,946
Impairment of operating real estate	3,452	3,452	—
Administrative expense	69	41	28
Other (gain) loss on investments, net	(9,348)	215	(9,563)
Income tax benefit	(34)	—	(34)
NOI attributable to noncontrolling interest in investment entities	(4,654)	(506)	(4,148)
Total NOI attributable to Colony Credit Real Estate, Inc. common stockholders	$21,923	$7,274	$14,649

	Nine Months Ended September 30, 2020
	Total	Legacy Non-Strategic Portfolio	Core Portfolio
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(17,759)	$(30,793)	$13,034
Adjustments:
Net income (loss) attributable to noncontrolling interest in investment entities	(5,887)	(7,348)	1,461
Amortization of above- and below-market lease intangibles	(409)	(270)	(139)
Interest expense on real estate	37,084	12,488	24,596
Other income	(466)	(7)	(459)
Transaction, investment and servicing expense	781	270	511
Depreciation and amortization	46,766	15,370	31,396
Impairment of operating real estate	33,512	33,512	—
Administrative expense	132	13	119
Other (gain) loss on investments, net	(14,126)	3,878	(18,004)
Income tax benefit	(330)	—	(330)
NOI attributable to noncontrolling interest in investment entities	(14,301)	(1,794)	(12,507)
Total NOI attributable to Colony Credit Real Estate, Inc. common stockholders	$64,997	$25,319	$39,678
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
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	September 30, 2020	December 31, 2019
Debt-to-equity ratio(1)	1.0x	1.4x
_________________________________________
(1)Represents (i) total outstanding secured debt less cash and cash equivalents of $462.0 million to (ii) total equity, in each case, at period end.
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

The following table presents a summary of our Master Repurchase, CMBS and Bank Credit Facilities as of September 30, 2020 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$400,000	$103,622	2.6	LIBOR + 1.91%
Bank 2	200,000	21,353	2.0	LIBOR + 2.50%
Bank 3	600,000	202,952	1.6	LIBOR + 2.14%
Bank 7	500,000	124,704	1.6	LIBOR + 2.01%
Bank 8	250,000	130,769	0.7	LIBOR + 1.98%
Bank 9	300,000	—	3.1
Total Master Repurchase Facilities	2,250,000	583,400

CMBS Credit Facilities
Bank 1(2)	—	—	—	—
Bank 6	25,232	25,232	(1)	4.25%
Bank 3(2)	—	—	—	—
Bank 4(2)	—	—	—	—
Bank 5(2)	—	—	—	—
Total CMBS Credit Facilities	25,232	25,232

Bank Credit Facility	450,000	—	2.8	LIBOR + 2.25%

Total Facilities	$2,725,232	$608,632
_________________________________________
(1)The maturity dates on CMBS Credit Facilities are dependent upon asset type and is currently three months.
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
CLNC 2019-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within CLNC 2019-FL1. During the three months ended September 30, 2020 and through November 5, 2020, we repaid two loans totaling $78 million. We replaced the repaid loans by contributing existing loan investments of equal value.
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
Refer to “COVID-19 Impact on Liquidity” below for discussion on the 5-Investment Preferred Financing we obtained during the quarter ended September 30, 2020.
COVID-19 Impact on Liquidity
The most notable impact relates to the financial condition of our borrowers and their ability to make their monthly mortgage payments and remain in compliance with loan covenants and terms. Failure of our borrowers to meet their loan obligations may trigger repayments to our Bank Credit Facility and Master Repurchase Facilities.
Secondly, if our operating real estate lessees are unable to make monthly rent payments, we would be unable to make our monthly mortgage payments which could result in defaults under these obligations or trigger repayments under our Bank Credit Facility. If these events were to occur, we may not have sufficient available cash to repay amounts due.
During the three months ended March 31, 2020, concurrent with the onset of the COVID-19 pandemic, we drew $226.5 million on our Bank Credit Facility and ended such quarter with $340.0 million outstanding and $29.0 million of availability and reported $255 million cash on hand as of May 7, 2020. During the three months ended September 30, 2020, we paid-down our Bank Credit Facility in full.
As of November 5, 2020, we have approximately $438 million cash on hand and $171.0 million of availability under our bank facility.
During the nine months ended September 30, 2020 and through November 5, 2020, we have accomplished the following:
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
Master Repurchase Facilities
We amended the minimum tangible net worth covenant under all six of our Master Repurchase Facilities consistent with the Bank Credit Facility. During the first quarter of 2020, we received and timely paid a margin call on a hospitality loan and made voluntarily paydowns on two other hospitality and one retail loan. The lender granted us a holiday from future margin calls for four months, and we obtained broader discretion to enter in to permitted modifications with the borrowers on these three specific loans, if necessary.
In May, we entered into agreements to modify two of our master repurchase facilities pursuant to which we reduced facility advances corresponding to ten senior mortgage loans financed under such facilities. We and our lender counterparties agreed to temporary modifications providing for margin holidays from future margin calls or buffers before further margin calls are possible, as well as providing additional protections before certain repurchase obligations may be triggered. We were also provided broader discretion to negotiate with our borrowers to implement certain modifications to the underlying loans during such period. These holiday periods are scheduled to expire in the fourth quarter of 2020. Additionally, during the third quarter of 2020, we made voluntarily paydowns on a hospitality loan and a self-storage loan. In exchange for the paydown on the self-storage loan, the lender granted us a holiday from future margin calls for four months, and we obtained broader approval to enter into a permitted modification with the borrower.
As a result, these margin holiday periods cover $307 million, or 56%, of the outstanding $549 million of senior loan master repurchase facility indebtedness as of the date hereof.
While we continue to engage in discussions with our Master Repurchase Facility lenders, it is uncertain whether we will reach any future agreement due to the limited and temporary holiday and permitted modification periods described above, and the continuing impact of the COVID-19 pandemic. As such, we may receive additional margin calls, experience additional pressures or events of default under our financing agreements that will negatively impact our liquidity position.

Subsequent to September 30, 2020, we exercised a one-year extension option on the Bank 2 facility, extending the maturity to October 2021. We additionally reduced the capacity from $200.0 million to $21.4 million.
CMBS Credit Facilities
During the first quarter, we received and paid margin calls on our CMBS Credit Facilities of $48.9 million. During the second quarter, we consolidated our CMBS Credit Facilities borrowings with one existing counterparty bank. In connection with the consolidation, we paid down the CMBS Credit Facilities borrowing advance rate to a blended borrowing advance rate of 62% and extended the repurchase date on all such borrowings first to June 30, 2020 and then to December 31, 2020. This $73.9 million paydown allowed for a 15% additional loss on a bond specific basis before further margin calls. As of November 5, 2020, we had $18.6 million outstanding under our CMBS Credit Facilities. The financing bears a fixed interest rate of 4.25%.
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
We and our affiliates control the continuing investment and portfolio management of such investments and are consolidated on our consolidated balance sheet at September 30, 2020. The preferred financing provides for a disproportionate allocation of profits and losses and the share of income or loss is determined using a balance sheet approach known as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, earnings and losses are recognized based on how an entity would allocate and distribute its cash if it were to sell all of its assets and settle its liabilities for their carrying amounts and liquidate at the reporting date. Under the HLBV method, we could record, in any period, more or less income than may be generated in the case of an actual liquidation. The preferred financing resulted in a reallocation of a portion of stockholders equity to noncontrolling interest, resulting in a $69 million day one reduction in stockholders equity. The noncontrolling interest in investment entities on our consolidated balance sheet includes $270 million representing GS’s investment at September 30, 2020 under the HLBV method.
The transaction resulted in us receiving net liquidity of approximately $170 million, net of approximately $30 million in paydowns under the Company’s corporate credit facility, and the ability to draw down up to $29 million additional commitments from GS for future fundings to the portfolio, if any, at our same advance rate. As of the date hereof, we have neither drew-down additional funds from nor completed any cash distributions to GS.
We also continue to assess capital needs in our owned real estate portfolio (both Core and Legacy, Non-Strategic) where we expect to limit any investment of additional capital.
Investment Sales
During the nine months ended September 30, 2020 and through November 5, 2020, we sold or received a discounted pay-off for 13 loans, sold 14 owned real estate assets and sold 34 CRE debt securities generating net proceeds of $301.6 million and $196.7 million from our Core and Legacy, Non-Strategic segments, respectively.
We currently classify 23 owned real estate properties as held for sale with a total net carrying value of $181.7 million at September 30, 2020. While we have agreements to sell or are proceeding with active marketing, the ongoing uncertainty surrounding the COVID-19 pandemic may result in us being unable to sell or complete the sale of these properties in the near to medium-term. Further, any completed sales may result in an investment loss.
Additionally, we continue to evaluate asset sales from our Core Portfolio. While these sales are expected to generate liquidity, completion of these sales is uncertain and may result in lower than expected proceeds or an investment loss.
Dividend
The COVID-19 pandemic has caused extraordinary volatility and unprecedented market conditions, including actual and unanticipated consequences to us and certain of our investments, which may continue. Having paid monthly dividend payments with respect to our common stock through March 31, 2020, we and the Board of Directors determined it was prudent and in our best interests to conserve available liquidity and suspend our monthly dividend beginning with the monthly period ended April

30, 2020. We and the Board of Directors continue to monitor our taxable income to ensure that we meet the minimum distribution requirements to maintain our status as a REIT for our taxable year ending December 31, 2020.
Additionally, with the steps we have taken to mitigate the impact of COVID-19 on our liquidity and financial condition, and our focus shifting toward new investments, rebuilding earnings and further growth initiatives, we expect to commence quarterly cash dividends in 2021.
Earnings
While we have generated liquidity and reduced our financing exposures, the Core Portfolio assets sold to date along with those under contract, will result in a material impact on future earnings.
The decisive steps taken to protect the balance sheet and generate liquidity, position us to address further market and investment deterioration related to COVID-19. While asset and liability management and liquidity remain a priority, our focus has started to shift toward new investments, building earnings and further growth initiatives. New deployment of capital will depend upon market pricing, opportunity and certainty of performance, each of which will be impacted by uncertainties relating to the impact of COVID-19.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2020	2019	Change
Operating activities	$44,862	$113,205	$(68,343)
Investing activities	831,295	(459,239)	1,290,534
Financing activities	(535,660)	358,368	(894,028)
Operating Activities
Cash inflows from operating activities are generated primarily through interest received from loans receivable and securities, property operating income from our real estate portfolio, and distributions of earnings received from unconsolidated ventures. This is partially offset by payment of interest expenses for credit facilities and mortgages payable, and operating expenses supporting our various lines of business, including property management and operations, loan servicing and workout of loans in default, investment transaction costs, as well as general administrative costs.
Our operating activities generated net cash inflows of $44.9 million and $113.2 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by operating activities decreased $68.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower property operating income earned resulting from sales of real estate properties and lower financing costs on our loans receivable portfolio during the nine months ended September 30, 2020.
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
Investing activities generated net cash inflows of $831.3 million and used net cash outflows of $459.2 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by investing activities in 2020 resulted primarily from proceeds from repayments on loan and preferred equity held for investment of $334.2 million, sales of real estate of $300.5 million, proceeds from sales of loans held for sale of $137.1 million, proceeds from sale of real estate securities, available for sale of $118.6 million and proceeds from sale of investments in unconsolidated ventures of $100.0 million partially offset by future fundings on our loans and preferred equity held for investment, net of $122.4 million, and contributions to investments in unconsolidated ventures of $47.5 million.
Net cash flows used in investing activities of $459.2 million for the nine months ended September 30, 2019 was primarily driven by $1.3 billion of acquisition, origination and funding of loans and preferred equity held for investment partially offset by $426.4 million of loan and preferred equity repayments, $202.7 million of distributions in excess of cumulative earnings from unconsolidated ventures and $115.3 million of proceeds from sales of investments in unconsolidated ventures.
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
Financing activities used net cash of $535.7 million for the nine months ended September 30, 2020 compared to net cash inflow of $358.4 million for the nine months ended September 30, 2019. Net cash used in financing activities in 2020 resulted primarily from repayment of credit facilities of $745.7 million, repayment of mortgage notes of $156.1 million, distributions paid on common stock and noncontrolling interests of $52.6 million and distributions to noncontrolling interests in the amount of $22.9 million. This was partially offset by of borrowings from credit facilities in the amount of $255.1 million, contributions to the 5-Investment Preferred Financing of $200.0 million, and borrowings from mortgage notes in the amount of $15.0 million.
Our financing activities provided net cash inflow of $358.4 million for the nine months ended September 30, 2019. Net cash provided by financing activities in 2019 resulted primarily from borrowings from credit facilities in the amount of $1.8 billion and borrowings from mortgage notes in the amount of $85.7 million, partially offset by repayment of credit facilities in the amount of $1.3 billion, distributions paid on common stock and noncontrolling interests of $171.5 million and repayment of securitization bonds of $81.4 million.
Contractual Obligations, Commitments and Contingencies of the Company
The following table sets forth the known contractual obligations of the Company on an undiscounted basis. This table excludes obligations of the Company that are not fixed and determinable, including the Management Agreement (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$3,714	$1,575	$2,139	$—	$—
Secured debt(2)	2,053,900	232,853	556,933	850,834	413,280
Securitization bonds payable(3)	935,691	38,616	614,670	282,405	—
Ground lease obligations(4)	34,457	3,174	6,412	4,856	20,015
	$3,027,762	$276,218	$1,180,154	$1,138,095	$433,295
Lending commitments(5)	197,846
Total	$3,225,608
_________________________________________
(1)Future interest payments were estimated based on the applicable index at September 30, 2020 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the current maturity date of February 2022.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at September 30, 2020.
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
Guarantees and Off-Balance Sheet Arrangements
As of September 30, 2020, we were not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Our investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as acquisition, development and construction arrangements accounted for as equity method investments. In each case, our exposure to loss is limited to the carrying value of our investment.

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
As of September 30, 2020, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would decrease interest income by $13.1 million annually, net of interest expense.
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
The COVID-19 pandemic has had a direct and volatile impact on the global markets, including the commercial real estate equity and debt capital markets. The disruption caused by the COVID-19 pandemic has led to a negative impact on asset valuations and significant constraints on liquidity in the capital markets, which may lead to restrictions on lending activity, downward pressure on covenant compliance or requirements to post margin or repayments under master repurchase financing arrangements. Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. We have timely met margin calls, primarily under our CMBS Credit Facilities.
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
At September 30, 2020, we had approximately NOK 846.0 million and €149.6 million or a total of $265.4 million, in net investments in our European subsidiaries. A 1.0% change in these foreign currency rates would result in a $2.7 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiaries.
A summary of the foreign exchange contracts in place at September 30, 2020, including notional amount and key terms, is included in Note 15, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at September 30, 2020, we do not expect any counterparty to default on its obligations.

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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Our loans collateralized by hotels, retail properties and mezzanine loans and preferred equity interests are disproportionately impacted by the effects of COVID-19. In particular, we continue to hold a ratable interest in a mezzanine loan participation on a development project in Los Angeles County (which includes a hospitality and retail renovation and a new condominium tower construction). While cost overruns have been addressed through a mezzanine recapitalization, if there are further overruns or delays in opening or decreased demand for the hospitality or retail space or condominium sales, we may not be able to fund any other deficiencies, which could result in a default under the senior mortgage loan and a foreclosure on all interests subordinate to the senior mortgage loan, including our participation interest in the mezzanine loan. In addition, our retail borrowers have been materially impacted by shelter-in-place orders, when applicable, and rent payment delinquencies in future periods may increase.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the nine months ended September 30, 2020, other than those previously disclosed in filings with the SEC.

Purchases of Equity Securities by Issuer
The Company did not purchase any of its Class A common stock during the three months ended September 30, 2020.
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
Dated: November 6, 2020

COLONY CREDIT REAL ESTATE, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Neale W. Redington
Neale W. Redington
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Accounting Officer (Principal Accounting Officer)