Form 10-K
period 2020-12-31
Colony Credit Real Estate, Inc.
filed 2021-02-25
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, was approximately $587.2 million. As of February 24, 2021, Colony Credit Real Estate, Inc. had 129,976,057 shares of Class A common stock, par value $0.01 per share, outstanding
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, its borrowers and tenants, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us, our borrowers and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the availability of effective vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others.
Among others, the following uncertainties and other factors could cause actual results to differ from those set forth in the forward-looking statements.
•operating costs and business disruption may be greater than expected;
•the novel coronavirus pandemic, measures intended to prevent its spread and government actions to mitigate its economic impact have had and may continue to have a material adverse effect on our business, results of operations and financial condition;
•we depend on borrowers and tenants for a substantial portion of our revenue and, accordingly, our revenue and our ability to make distributions to stockholders will be dependent upon the success and economic viability of such borrowers and tenants;
•deterioration in the performance of the properties securing our investments (including depletion of interest and other reserves or payment-in-kind concessions in lieu of current interest payment obligations) that may cause deterioration in the performance of our investments and, potentially, principal losses to us (including, but not limited to, the Los Angeles mixed-use development loan, other hospitality loans and Dublin development financings);
•the fair value of our investments may be subject to uncertainties or decrease;
•our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Manager and third-party servicers. Any adverse changes in our Manager and its affiliates’ financial health, the public perception of our Manager, or our relationship with our Manager or its affiliates could hinder our operating performance and the return on stockholders’ investment;
•the ability to realize substantial efficiencies as well as anticipated strategic and financial benefits, including, but not limited to expected returns on equity and/or yields on investments;
•adverse impacts on our corporate revolver, including covenant compliance and borrowing base capacity;
•adverse impacts on our liquidity, including margin calls on master repurchase facilities, debt service or lease payment defaults or deferrals, demands for protective advances and capital expenditures;
•our real estate investments are relatively illiquid, we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us;
•the timing of and ability to deploy available capital;
•we have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future;
•the timing of and ability to complete repurchases of our stock;
•we are subject to risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders;
•whether Colony Capital will continue to serve as our external manager or whether we will pursue a strategic transaction related thereto;
•the impact of legislative, regulatory and competitive changes and the actions of governmental authorities, and in particular those affecting the commercial real estate finance and mortgage industry or our business.

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

Risk Factor Summary
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:
Risks Related to COVID-19
•The novel coronavirus pandemic, measures intended to prevent its spread and government actions to mitigate its economic impact have had and may continue to have a material adverse effect on our business, results of operations and financial condition.
•Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly in light of ongoing market dislocations resulting from the COVID-19 pandemic.
Risks Related to Our Manager and Conflicts of Interests
•We depend upon our Manager, Colony Capital and their key personnel for our success.
•If the management agreement is terminated and we are not able to successfully internalize the management of the Company or find a suitable replacement for our Manager, our business, results of operations and financial condition could be adversely affected.
•There are various conflicts of interest in our relationship with our Manager, Colony Capital and their affiliates, which could result in decisions which are not in the best interest of our stockholders.
•Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Manager and third-party servicers. Any adverse changes in our Manager and its affiliates’ financial health, the public perception of our Manager, or our relationship with our Manager or its affiliates could hinder our operating performance and the return on stockholders’ investment.
Risks Related to Our Company and Our Structure
•We have not established a minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future.
•Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.
•Ownership limitations may delay, defer or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
•Our umbrella partnership real estate investment trust, or UPREIT, structure may result in potential conflicts of interest with members of our operating company whose interests may not be aligned with those of stockholders.
Risks Related to Our Business and Our Investments
•The B-Notes that we have acquired and may acquire in the future may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in significant operating losses to us and may limit our ability to make distributions to our stockholders.
•The mezzanine loan assets that we have acquired and may acquire in the future will involve greater risks of loss than senior loans secured by income-producing properties.
•Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks relating to bankruptcy proceedings.

•We invest in preferred equity interests, which involve a greater risk than conventional senior, junior or mezzanine debt financing.
•We invest in commercial properties subject to net leases, which could subject us to losses.
•We have investments in private equity real estate (“PE”) funds, and there is no assurance these investments will achieve the returns expected upon initial execution of the respective investments.
•We invest in CRE securities, including CMBS and collateralized debt obligations (“CDOs”), which entail certain heightened risks and are subject to losses.
•Most of the commercial mortgage loans that we originate or acquire are non-recourse loans.
•We may be subject to risks associated with future advance or capital expenditure obligations, such as declining real estate values and operating performance.
•We have invested in, and may continue to invest in, certain assets with lower credit quality, which will increase our risk of losses and may reduce distributions to stockholders and may adversely affect the value of our common stock.
•Because real estate investments are relatively illiquid, we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.
•Our operations in Europe and elsewhere expose our business to risks inherent in conducting business in foreign markets.
Risks Related to Our Financing Strategy
•Our master repurchase agreements impose, and additional lending facilities may impose, restrictive covenants, which would restrict our flexibility to determine our operating policies and investment strategy and to conduct our business.
•Interest rate fluctuations could reduce our ability to generate income on our investments and may cause losses.
•Hedging against interest rate and currency exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.
Risks Related to Regulatory Matters
•The loss of our Investment Company Act exclusion could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the value of our common stock.
•Our Manager is subject to extensive regulation, including as an investment adviser in the United States, which could adversely affect its ability to manage our business.
Risks Related to Taxation
•We may pay taxable dividends in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.
•Our qualification as a REIT involves complying with highly technical and complex provisions of the Code.
•We may incur adverse tax consequences if NorthStar I or NorthStar II were to have failed to qualify as a REIT for U.S. federal income tax purposes prior to the Mergers.
•Dividends payable by REITs do not qualify for the preferential tax rates available for some dividends.
•REIT distribution requirements could adversely affect our ability to execute our business plan.
•Even if we continue to qualify as a REIT, we may face other tax liabilities that reduce our cash available for distribution to stockholders.
•Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
•The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
•Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
•There is a risk of changes in the tax law applicable to REITs.
•Our ownership of assets and conduct of operations through our TRSs is limited and involves certain risks for us.

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
We are a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which we expect to be our primary investment strategy. Additionally, we may also selectively originate mezzanine loans and make preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with our origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. We will continue to target net leased equity investments on a selective basis. We also currently have investments in CRE debt securities primarily consisting of commercial mortgage-backed securities (“CMBS”) (including “B pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (including the junior tranches collateralized by pools of CRE debt investments). However, we have continued to reduce our CMBS holdings since the second quarter of 2020, and in doing so, we have also fully repaid any remaining exposure to CMBS securities repurchase financing. Any future investments in more highly rated investment grade CRE debt securities would be selective and opportunistic.
We were organized in the state of Maryland on August 23, 2017. On January 31, 2018, we completed the Combination among the CLNY Contributed Portfolio, the RED REIT Contributed Entities. NorthStar I and NorthStar II, and the other related transactions, in an all-stock exchange. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all our activities and hold substantially all our assets and liabilities through our operating subsidiary, Credit RE Operating Company, LLC (the “OP”). At December 31, 2020, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned primarily by our affiliate as noncontrolling interests.
We are externally managed by a subsidiary of Colony Capital, a New York Stock Exchange (“NYSE”) listed global real estate and investment management firm. As of December 31, 2020, Colony Capital owned approximately 36.5% of our common equity on a fully diluted basis.
Our operating segments include the senior and mezzanine loans and preferred equity, CRE debt securities, net lease real estate and corporate, all of which are included in our Core Portfolio and include our target assets, non-strategic portfolio segments. Our target assets are included in different operating segments.
Impact of the COVID-19 Pandemic on Our Business
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency. The pandemic, measures intended to prevent its spread and government actions to mitigate its economic impact have had a material adverse effect on our business in 2020, and is expected to have an ongoing effect in 2021. Market dislocations resulting from COVID-19 have required us to reassess our investment and hedging strategies. During 2020 we focused on existing investments and commitments, instead of pursuing new investments. We also determined that certain of our interest rate hedges were no longer effective in hedging asset market values and incurred realized losses in terminating or closing out a portion of such hedges. COVID-19 also created substantial uncertainty regarding the availability of liquidity. During 2020, we executed on certain liquidity generating measures that included the sale of select Core Portfolio assets and Legacy, Non-Strategic assets, amended our Bank and Credit Facilities, and in April 2020, our Board of Directors suspended our monthly distribution due to the volatility and unprecedented market conditions caused by the COVID-19 pandemic. While these initiatives have preserved and generated liquidity and reduced financing exposures, Core Portfolio asset sales have resulted in a material impact to earnings and certain downward adjustments to stockholders’ equity. Looking toward to 2021, we expect to commence quarterly dividends and will selectively pursue new investments, as COVID-19 related uncertainties dissipate and market conditions improve.

Our Manager
We are externally managed by our manager, CLNC Manager, LLC (our “Manager”). Our Manager is a subsidiary of Colony Capital. Over the past 29 years, Colony Capital and its predecessors have made over $100 billion of investments. Colony Capital’s senior management team has a long track record and extensive experience managing and investing in our target assets and other real estate-related investments through a variety of credit cycles and market conditions. Colony Capital’s global footprint and corresponding network provides its investment and asset management teams with proprietary market knowledge, sourcing capabilities and the local presence required to identify, execute and manage complex transactions. Colony Capital’s history of external management includes its previous management of Colony Financial, Inc. (“Colony Financial”), an externally managed commercial mortgage REIT listed on the NYSE and focused on secondary loan acquisitions, high-yielding originations and real estate equity, and its management of various non-traded REITs (previously including NorthStar I and NorthStar II) and registered investment companies.
Colony Capital is headquartered in Boca Raton, with key offices in Los Angeles, New York, Paris and London. Its operations are broad and diverse and include the management of real estate, both owned and on behalf of a diverse set of institutional and individual investors. Colony Capital’s management team has diverse backgrounds. The CLNC management team includes Michael J. Mazzei, Chief Executive Officer and President, Andrew E. Witt, Chief Operating Officer, and Frank V. Saracino, Chief Financial Officer, Chief Accounting Officer and Treasurer. In addition, supporting our business is David A. Palamé, General Counsel and Secretary.
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
As previously disclosed, the Company’s Board of Directors formed a special committee consisting exclusively of independent and disinterested directors (the “Special Committee”) to explore an internalization proposal made by Colony Capital as well as other strategic alternatives. Due to ongoing uncertainty surrounding the duration and magnitude of the COVID-19 pandemic and its impact on the global economy, on April 1, 2020, Colony Capital reported in Amendment No. 3 to Schedule 13D (filed with the U.S. Securities and Exchange Commission) that it has postponed any decision regarding a disposition of its management agreement with us until market conditions improve. The Special Committee has continued to explore alternatives but has been unable to negotiate mutually acceptable terms with Colony Capital. The Special Committee will continue to consider value-enhancing alternatives as opportunities arise.
Our Investment Strategy
Our objective is to generate consistent and attractive risk-adjusted returns to our stockholders. We seek to achieve this objective primarily through cash distributions and the preservation of invested capital. We believe our diversified investment strategy across the CRE capital stack provides flexibility through economic cycles to achieve attractive risk-adjusted returns. This approach is driven by a disciplined investment strategy, focused on:
•capitalizing on asset level underwriting experience and market analytics to identify investments with attractive risk-return profiles;
•primarily originating and structuring CRE senior mortgage loans and selective investments in mezzanine loans and preferred equity with attractive return profiles relative to the underlying value and financial operating performance of the real estate collateral, given the strength and quality of the sponsorship;
•structuring transactions with a prudent amount of leverage, if any, given the risk of the underlying asset’s cash flows, attempting to match the structure and duration of the financing with the underlying asset’s cash flows, including through the use of hedges, as appropriate.
•identifying net leased real estate investments based on property location and purpose, tenant credit quality, market lease rates and potential appreciation of, and alternative uses for, the real estate; and
•selectively identifying appropriate CRE debt securities investments based on the performance of the underlying real estate assets, the impact of such performance on the credit return profile of the investments and our expected return on the investments;
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
Our Target Assets
Since the onset of the COVID-19 pandemic, we have been primarily focused on existing investments and commitments. As we entered the fourth quarter of 2020 and started to see some COVID-19 related uncertainties dissipate and market conditions improve, we have selectively pursued new investments. These new investments are first mortgage loans eligible for collateralized loan obligation securitizations. However, our ability to seek, pursue and close on future investments may be negatively affected by a resurgence of COVID-19 or responses intended to counter its impact.
Our investment strategy is to originate and selectively acquire our target assets, which consist of the following:
•CRE Debt Investments:
–Senior Mortgage Loans. Our primary focus is originating and selectively acquiring senior mortgage loans that are backed by CRE assets. These loans are secured by a first mortgage lien on a commercial property and provide mortgage financing to a commercial property developer or owner. Going forward, we expect to increase our exposure to senior mortgage loans as a percentage of our overall portfolio. The loans may vary in duration, bear interest at a fixed or floating rate and amortize, if at all, over varying periods, often with a balloon payment of principal at maturity. Senior mortgage loans may include junior participations in our originated senior loans for which we have syndicated the senior participations to other investors and retained the junior participations for our portfolio. We believe these junior participations are more like the senior mortgage loans we originate than other loan types given their credit quality and risk profile.
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

•CRE Debt Securities. Our investments consist of bonds comprising certain tranches of CRE securitization pools, such as CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool). These bonds have been investment grade or below investment grade and are collateralized by CRE debt, typically secured by senior mortgage loans and may be fixed rate or floating rate securities. Due to their first-loss position, CMBS B-pieces are typically offered at a discount to par. These investments typically carry a 10-year weighted average life due to prepayment restrictions. We will continue to manage and monitor our remaining CMBS investments and since the second quarter we have substantially reduced the number of CMBS investments. In addition, we have also fully paid down amounts under our CMBS repurchase agreements. Any future investments in more highly rated investment grade CRE Debt Securities would be selective and opportunistic.
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
Our Competitive Strengths
We believe that we distinguish ourselves from other CRE finance and investment companies in a number of ways, including the following:
Large diversified portfolio.
We are a large publicly traded CRE credit/mortgage REIT. Our portfolio is composed of a diverse set of CRE assets across the capital stack, including senior mortgage loans as well as select mezzanine loans and preferred equity. We will also occasionally invest in single tenant net leased properties. We believe that the scale of our portfolio gives us a competitive advantage by providing us with significant portfolio diversification, economies of scale and advantageous access to capital.
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
Our Financing Strategy
We have a multi-pronged financing strategy that includes an up to $450 million secured revolving credit facility, up to approximately $2.1 billion in secured revolving repurchase facilities, $840 million in non-recourse securitization financing, $1.0 billion in commercial mortgages and $75 million in other asset-level financing structures. In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.
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
Investment Guidelines
We have no prescribed limitation on any particular investment type. However, the Company’s board of directors (“Board of Directors”) has adopted the following investment guidelines:
•no investment shall be made that would cause the Company to fail to qualify as a REIT for U.S. federal income tax purposes;
•no investment shall be made that would cause the Company or any subsidiary to be required to be registered as an investment company under the Investment Company Act;
•until appropriate investments can be identified, our Manager may invest the proceeds of any future offerings of the Company in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities, that are consistent with the Company’s intention to qualify as a REIT and maintain its exemption from registration under the Investment Company Act;
•no investment shall require prior approval of the Board of Directors or a majority of the independent directors solely because such investment constitutes (1) a co-investment made by and between the Company or any subsidiary, on the one hand, and one or more investment vehicles formed, sponsored and managed by Colony Capital or any of its subsidiaries, on the other hand, regardless of when such co-investment is made, or (2) a transaction related to any such co-investment;
•any investment with a total net commitment by the OP of greater than 5% of the OP’s net equity (computed using the most recently available publicly filed balance sheet) shall require the approval of the Board of Directors or a duly constituted committee of the Board of Directors (with total net commitment by the OP being the aggregate amount of funds directly or indirectly committed by the OP to such investment net of any upfront fees received by the Company or any subsidiary in connection with such investment); and
•any investment with a total net commitment by the OP of between 3% and 5% of the OP’s net equity (computed using the most recently available publicly filed balance sheet) shall require the approval of the Board of Directors or a duly constituted committee of the Board of Directors (with total net commitment by the OP being the aggregate amount of funds directly or indirectly committed by the OP to such investment net of any upfront fees received by the Company or any subsidiary in connection with such investment), unless the investment falls within specific parameters approved by the Board of Directors and in effect at the time such commitment is made.
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
Federal regulators have modified restrictions on the activity of banks and other deposit-taking institutions that previously prohibited such entities from competing for certain investment opportunities. The changes to this regulatory scheme, commonly referred to as the Volcker Rule, became effective on October 1, 2020 and may allow these financial institutions to compete with us for investment opportunities that were not previously available to them, thus increasing competition with our business. In the face of this competition, we believe access to our Manager’s and Colony Capital’s professionals and their industry expertise and relationships provide us with competitive advantages in assessing risks and determining appropriate pricing for potential investments. We believe these relationships enable us to compete more effectively for attractive investment opportunities.
Human Capital Management and Employees
We do not have any employees. We are externally managed by our Manager pursuant to the Management Agreement between our Manager and us (the “Management Agreement”). Our executive officers are employees of our Manager or one or more of its affiliates. Colony Capital provides a positive work environment, and is focused on fostering a diverse workforce with different perspectives, experiences, and backgrounds to encourage innovative and creative ideas. To further its diversity initiatives, Colony Capital has established a Diversity, Equity and Inclusion steering committee, which establishes and monitors progress on its diversity hiring and retention goals. Colony Capital offers a competitive compensation and benefits package, and aims to give back to the communities where its employees live and work by participating in local, national and global causes.
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
Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before deciding to purchase shares of our common stock. If any of the events, contingencies, circumstances or conditions described in the risks below actually occurs, they could have a material adverse effect in our business, results of operations and financial conditions or cause our stock price to decline.

Risks Related to COVID-19
The novel coronavirus pandemic, measures intended to prevent its spread and government actions to mitigate its economic impact have had and may continue to have a material adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The significance, extent and duration of the impact of COVID-19 or another pandemic on our business remains largely uncertain and dependent on near-term and future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted. The impact of the pandemic and measures to prevent its spread have negatively impacted us and could further negatively impact our business. To the extent current conditions persist or worsen, we expect there to be a materially negative effect on the value of our assets and our results of operations, and, in turn, cash available for distribution to our stockholders. Moreover, many risk factors set forth in this Annual Report should be interpreted as heightened risks as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
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
Additionally, we expect the economic impacts of the pandemic will impact the financial stability of the mortgage loans and mortgage loan borrowers underlying the residential and commercial securities and loans that we own. As a result, we have experienced and anticipate a further increase in the number of borrowers who become delinquent or default on their loans, or who will seek concessions or forbearance. Elevated levels of delinquency or default would have an adverse impact on our income and the value of our assets and may require us to repay amounts under our master repurchase facilities and we can provide no assurance that we will have funds available to make such payments. Any forced sales of loans, securities or other assets that secure our repurchase and other financing arrangements in the current environment would likely be on terms less favorable to us than might otherwise be available in a regularly functioning market and could result in deficiency judgments and other claims against us.
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
During the first and second quarter of 2020, we observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to pay cash or securities to satisfy higher than historical levels of margin calls. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we have also experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we will be required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the ongoing COVID-19 pandemic, we have experienced margins calls well beyond historical norms. These trends, if continued, will have a negative adverse impact on our liquidity.

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

If the management agreement is terminated, we may not be able to successfully internalize the management of the Company or find a suitable replacement for our Manager and our business, results of operations and financial condition could be adversely affected.
We can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s and Colony Capital’s officers and key personnel. The initial term of the Management Agreement ended January 31, 2021, the third anniversary of the completion of the Combination, and will continue to be automatically renewed for a one-year term each anniversary thereafter; provided, however, that the Manager may terminate the Management Agreement upon 180 days’ notice prior to the expiration of any renewal term and we may terminate the Management Agreement subject to a termination fee, upon 180 days’ notice prior to the expiration of any renewal term under limited circumstances set forth in the Management Agreement (with the affirmative vote of at least two-thirds of the independent directors of our Board of Directors). The Management Agreement also provides that the Company or the Manager may terminate the agreement for cause.
On November 6, 2019, Colony Capital sent a letter to our independent directors proposing to explore with us the possible internalization of the management of the Company and a transfer of Colony Capital’s credit management business to us. In response, the Board of Directors formed a Special Committee consisting exclusively of independent and disinterested directors to explore this internalization proposal as well as other strategic alternatives.
However, due to the uncertainty surrounding the duration and magnitude of the COVID-19 pandemic and its impact on the global economy, on April 1, 2020, Colony Capital reported in Amendment No. 3 to Schedule 13D (filed with the U.S. Securities and Exchange Commission) that it had postponed any decision regarding a disposition of its management agreement with the Company until market conditions improve. We can give no assurance as to whether we and Colony Capital will enter into an agreement to internalize the management of the Company, the terms or scope of such agreement and the timing of closing, or whether we may pursue other strategic alternatives.
The internalization of the management of our company, including the review of any proposal for such internalization and exploring other strategic alternatives, would be a time-consuming and costly process. We may not be able to identify and retain key investment professionals or realize the anticipated benefits of the transaction. The negotiation and internalization could result in the distraction of our and Colony Capital’s management and the disruption of our ongoing business. Therefore, if we are unable to successfully plan and manage an internalization or a different strategic transaction, we may not be able to execute our business plan, which could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2020, there were no other Managed Companies with investment objectives or guidelines that overlapped in part with ours.
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

These management fees could influence the advice given to us by the key personnel of our Manager and its affiliates, including our Manager’s investment committee. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with our Manager and its affiliates, including the Management Agreement; and
•whether we seek approval to internalize our management, which may entail acquiring assets from Colony Capital (such as office space, furnishings and technology costs) and employing our Manager or its affiliates’ professionals performing services for us for consideration that would be negotiated at that time and may result in these investment professionals receiving more compensation from us than they currently receive from our Manager or its affiliates.
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
Because Colony Capital is a publicly traded company, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of Colony Capital has and could again result in a decline in our stock price or an adverse effect on our ability to acquire assets and obtain financing from third parties on favorable terms or at all. Any adverse changes in the financial condition of our Manager or its affiliates, including Colony Capital, or our relationship with them could hinder their ability to successfully manage our operations and our portfolio of investments.
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
Termination of the Management Agreement without cause will be difficult and costly. We may elect not to renew the Management Agreement upon the expiration of any renewal term by providing at least 180 days’ prior written notice to our Manager only if there has been an affirmative vote of at least two-thirds of our independent directors then serving on our Board of Directors that (i) there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) the compensation we pay to our Manager, in the form of base management fees and incentive fees, or the amount thereof, is unfair to us, subject to our Manager’s right to prevent any termination due to unfair fees by accepting a reduction of management and/or incentive fees agreed to by at least two-thirds of our independent directors. Upon such a termination, or if we materially breach the Management Agreement and our Manager terminates the Management Agreement, the Management Agreement provides that we will be required to pay our Manager a termination fee, which is equal to three (3) times the sum of (x) the average annual base management fee and (y) the average annual incentive fee, in each case earned by our Manager during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination. Additionally, upon termination of the Management Agreement for any reason, including for cause, we will be required to pay our Manager all accrued and unpaid fees and expense reimbursements earned prior to the date of termination.
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
We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”). We have not established a minimum distribution payment level, and our ability to make distributions may be materially and adversely affected by a number of factors, including the risk factors described herein. Distributions to our stockholders, if any, will be authorized by our Board of Directors in its sole discretion and declared by us out of funds legally available therefore and will be dependent upon a number of factors, including our targeted distribution rate, access to cash in the capital markets and other financing sources, historical and projected results of operations, cash flows and financial condition, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects, our financing covenants, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law (the “MGCL”) and such other factors as our Board of Directors deems relevant.
We believe that a change in any one of the following factors could adversely affect our results of operations and cash flows and impair our ability to make distributions to our stockholders:
•our ability to make attractive investments;
•margin calls or other expenses that reduce our cash flows;
•defaults or prepayments in our investment portfolio or decreases in the value of our investment portfolio; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
For example, in April 2020, our Board of Directors suspended our monthly distribution due to the volatility and unprecedented market conditions caused by the COVID-19 pandemic. The Board approved a quarterly dividend of $0.10 per share for the quarter ending March 31, 2021, and we expect to continue quarterly cash dividends thereafter, subject to board approval. However, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.
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
Certain provisions of the MGCL may have the effect of inhibiting a third party from acquiring our Company or of impeding a change of control under circumstances that otherwise could provide our Company’s stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our Company’s outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding stock of the corporation) or an affiliate of any interested stockholder and our Company for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter imposes two super-majority stockholder voting requirements on these combinations; and
•“control share” provisions that provide that holders of “control shares” of our Company (defined as outstanding voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by the affirmative vote of the holders entitled to cast two-thirds of the votes entitled to be cast on the matter, excluding all interested shares.
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
Our CRE debt, select equity and securities investments are subject to the risks typically associated with real estate, including:
•tenant mix;

•real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;
•lack of liquidity inherent in the nature of the assets;
•borrower/tenant/operator mix and the success of the borrower/tenant/operator business;
•success of tenant businesses;
•ability to collect interest/loan obligation/principal, including income recognition and recovery of payment-in-kind interest on applicable loan investments;
•property management decisions;
•property location, condition and design;
•competition from comparable types of properties;
•changes in laws that increase operating expenses or limit rents that may be charged;
•changes in national, regional or local economic conditions and/or specific industry segments, including the credit and securitization markets;
•declines in regional or local real estate values;
•declines in regional or local rental or occupancy rates;
•increases in interest rates, real estate tax rates and other operating expenses;
•compliance with environmental laws;
•costs of remediation and liabilities associated with environmental conditions;
•the potential for uninsured or underinsured property losses;
•changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and
•acts of God, terrorist attacks, social unrest and civil disturbances.
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
We are subject to significant competition for attractive investment opportunities from other financing institutions and investors, including those focused primarily on real estate and real estate-related investment activities, some of which have greater financial resources than we do, including publicly traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors (including other funds managed by Colony Capital). Our competitors, including other REITs, may raise significant amounts of capital, and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we can. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. As we reinvest capital, we may not realize risk adjusted returns that are as attractive as those we have realized in the past. In addition, further changes in the financial regulatory regime could decrease the current restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. For example, amendments to the Dodd-Frank Act to diminish or eliminate risk retention requirements, among other things could increase competition with our business.
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
Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:
•acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;
•pledge our investments as collateral for financing arrangements;
•acquire only a minority and/or a noncontrolling participation in an underlying investment;
•co-invest with others through partnerships, joint ventures or other entities, thereby acquiring noncontrolling interests; or
•rely on independent third-party management or servicing with respect to the management of an asset.
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
We currently have, and may in the future enter into, joint ventures with third parties, affiliates of our Manager and other Managed Companies to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for instance, the following risks:
•our joint venture partner in an investment could become insolvent or bankrupt;
•fraud or other misconduct by our joint venture partners;
•we may share decision-making authority with our joint venture partners regarding certain major decisions affecting the ownership of the joint venture and the joint venture investment, such as the management of the CRE debt, sale of the property or the making of additional capital contributions for the benefit of the loan or property, which may prevent us from taking actions that are opposed by our joint venture partner;
•such joint venture partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals, including for example the management of the CRE debt or operation of the properties;
•such joint venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;
•our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest and risk to our REIT status;
•we may rely upon our joint venture partners to manage the day-to-day operations of the joint venture and underlying loans or assets, as well as to prepare financial information for the joint venture and any failure to perform these obligations may have a negative impact our performance and results of operations;
•our joint venture partner may experience a change of control, which could result in new management of our joint venture partner with less experience or conflicting interests to ours and be disruptive to our business;
•the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity;
•our joint venture partners may not have sufficient personnel or appropriate levels of expertise to adequately support our initiatives; and
•to the extent we partner with other Managed Companies, our Manager and Colony Capital may have conflicts of interest that may not be resolved in our favor.

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
A material portion of our revenues are sourced from our foreign operations in Europe and elsewhere or other foreign markets. Accordingly, our firm-wide results of operations depend in part on our foreign operations. Conducting business abroad carries significant risks, including:
•our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources could be subject to foreign taxes and withholding taxes;
•changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;
•restrictions and limitations relating to the repatriation of profits;
•complexity and costs of staffing and managing international operations;
•the burden of complying with multiple and potentially conflicting laws;
•changes in relative interest rates;
•translation and transaction risks related to fluctuations in foreign currency and exchange rates;
•lack of uniform accounting standards (including availability of information in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”));
•unexpected changes in regulatory requirements;
•the impact of different business cycles and economic instability;
•political instability and civil unrest;
•legal and logistical barriers to enforcing our contractual rights, including in perfecting our security interests, collecting accounts receivable, foreclosing on secured assets and protecting our interests as a creditor in bankruptcies in certain geographic regions;
•share ownership restrictions on foreign operations;
•compliance with U.S. laws affecting operations outside of the United States, including sanctions laws, or anti-bribery laws such as the Foreign Corrupt Practices Act (“FCPA”); and
•geographic, time zone, language and cultural differences between personnel in different areas of the world.
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
In addition, the United Kingdom completed its withdrawal from the European Union effective as of January 1, 2021. The consequences for the economies of the European Union member states as a result of the United Kingdom’s withdrawal from the European Union are unknown and unpredictable. Uncertainty about global or regional economic conditions, and the regulation and availability of financial services, poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news, and declines in income or asset values, which could adversely affect the availability of financing, our business and our results of operations.
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
We use a variety of structures to finance the origination and acquisition of our investments, including our credit facilities, securitization financing transactions and other term borrowings, including repurchase agreements. Subject to market conditions and availability, we may incur a significant amount of debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase agreements. We may also issue debt or equity securities to fund our growth. The type and percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or nonrecourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our Board of Directors. In addition, we may leverage individual assets at substantially higher levels. We may be unable to obtain necessary additional financing on favorable terms or, with respect to our investments, on terms that parallel the maturities of the debt originated or acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. If we do obtain additional debt or financing, the substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt or we may fail to comply with covenants contained in our debt agreements, which is likely to result in (1) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (2) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (3) the loss of some or all of our collateral assets to foreclosure or sale;

•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase in an amount sufficient to offset the higher financing costs;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes;
•we may not be able to refinance any debt that matures prior to the maturity (or realization) of an underlying investment it was used to finance on favorable terms or at all; and
•we will have increased exposure to risks if the counterparties of our debt obligations are impacted by credit market turmoil or exposure to financial or other pressures.
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
We may enter into swap, cap or floor agreements or pursue other interest rate or currency hedging strategies. Our hedging activity will vary in scope based on interest rate levels, currency exposure, the type of investments held and other changing market conditions. Interest rate and/or currency hedging may fail to protect or could adversely affect us because, among other things:
•interest rate and/or currency hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available interest rate and/or currency hedging may not correspond directly with the interest rate risk for which protection is sought;
•the duration of the hedge may not match the duration of the related liability or asset;
•our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;
•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position;
•the party owing money in the hedging transaction may default on its obligation to pay;
•we may purchase a hedge that turns out not to be necessary (i.e., a hedge that is out of the money); and
•we may enter into hedging arrangements that would require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument).
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
As of December 31, 2020, our portfolio had $1.0 billion of total mortgage financing. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability, result in losses and negatively impact the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
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
We generally must distribute annually at least 90% of our REIT taxable income (subject to certain adjustments and excluding any net capital gain), in order to qualify as a REIT, and any REIT taxable income that we do not distribute will be subject to U.S. corporate income tax at regular rates. In April 2020, the Board of Directors of the Company determined it was prudent to conserve available liquidity and suspend the Company’s monthly stock dividend beginning with the monthly period ending April 30, 2020. The Board of Directors will evaluate dividends in future periods based upon customary consideration, such as our cash balances, and cash flows and market conditions and could consider paying future dividends in shares of common stock, cash, or a combination of shares of common stock and cash. Subsequent to December 31, 2020, the Board of Directors approved a $0.10 quarterly dividend for the first quarter of 2021, payable on April 15, 2021 to stockholders of record as of March 31, 2021. However, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time.
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
Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis:
•With respect to the gross income and asset tests, our compliance depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Moreover, we invest in certain assets with respect to which the rules applicable to REITs are particularly difficult to interpret or to apply, including, but not limited to, the rules applicable to financing arrangements that are structured as sale and repurchase agreements; mezzanine loans; and investments in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. If the IRS challenged our treatment of these assets as real estate assets for purposes of the REIT asset tests, and if such a challenge were sustained, we could fail to meet the asset tests applicable to REITs and thus fail to qualify as a REIT.
•The fact that we own direct or indirect interests in a number of entities that have elected to be taxed as REITs under the U.S. federal income tax laws (each, a “Subsidiary REIT”), further complicates the application of the REIT requirements for us. Each Subsidiary REIT is subject to the various REIT qualification requirements that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.
•Our ability to satisfy the distribution and other requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or funds.
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
•NorthStar I or NorthStar II, as applicable, would be subject to U.S. federal, state and local income tax on its net income at regular corporate rates for the years it did not qualify as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income) and we would succeed to the liability for such taxes;
•if we were considered to be a “successor” of such entity, we would not be eligible to elect REIT status until the fifth taxable year following the year during which such entity was disqualified, unless it were entitled to relief under applicable statutory provisions;
•even if we were eligible to elect REIT status, we would be subject to tax (at the highest corporate rate in effect at the date of the sale) on the built-in gain on each asset of NorthStar I or NorthStar II, as applicable, existing at the time of the Mergers if we were to dispose of such asset for up to five years following the Mergers; and
•we would succeed to any earnings and profits accumulated by NorthStar I or NorthStar II, as applicable, for tax periods that such entity did not qualify as a REIT and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits to maintain our REIT qualification.
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
We generally must distribute annually at least 90% of our REIT taxable income (subject to certain adjustments and excluding any net capital gain), in order to qualify as a REIT, and any REIT taxable income that we do not distribute will be subject to U.S. corporate income tax at regular rates. In addition, from time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example,
•we may be required to accrue income from mortgage loans, MBSs, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets;
•we may acquire distressed debt investments that are subsequently modified by agreement with the borrower, which could cause us to have to recognize gain in certain circumstances;

•we may recognize substantial amounts of “cancellation of debt” income for U.S. federal income tax purposes (but not for U.S. GAAP purposes) due to discount repurchases of our liabilities, which could cause our REIT taxable income to exceed our U.S. GAAP income;
•we or our TRSs may recognize taxable “phantom income” as a result of modifications, pursuant to agreements with borrowers, of debt instruments that we acquire if the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations. In addition, our TRSs may be treated as a “dealer” for U.S. federal income tax purposes, in which case the TRS would be required to mark-to-market its assets at the end of each taxable year and recognize taxable gain or loss on those assets even though there has been no actual sale of those assets;
•we may deduct our capital losses only to the extent of our capital gains and not against our ordinary income, in computing our REIT taxable income for a given taxable year;
•certain of our assets and liabilities are marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income; and
•under the Tax Cut and Jobs Act of 2017, we generally must accrue income for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income.
As a result of both the requirement to distribute 90% of our REIT taxable income each year (and to pay tax on any income that we do not distribute) and the fact that our taxable income may well exceed our cash income due to the factors mentioned above as well as other factors, we may find it difficult to meet the REIT distribution requirements in certain circumstances while also having adequate cash resources to execute our business plan. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase our costs, reduce our equity, and/or result in stockholders being taxed on distributions of shares of stock without receiving cash sufficient to pay the resulting taxes. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
Even if we continue to qualify as a REIT, we may face other tax liabilities that reduce our cash available for distribution to stockholders.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. We also are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our TRSs. In addition, we have substantial operations and assets outside of the U.S. that are subject to tax in those countries. Those taxes, unless incurred by a TRS, are not likely to generate an offsetting credit for taxes in the U.S. In addition, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, “prohibited transactions” are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of, modify or securitize loans in a manner that was treated as a sale or deemed exchange of the loans for U.S. federal income tax purposes that is subject to the prohibited transactions tax. In order to avoid the prohibited transactions tax, we may choose not to engage in certain sales or modifications of loans at the REIT-level, and may limit the structures we utilize for our securitization transactions, even though such sales or structures might otherwise be beneficial to us. Finally, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for distribution to our stockholders.
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
We use our TRSs to hold assets and earn income that would not be qualifying assets or income if held or earned directly by us. Apart from the fact that income from those TRSs may be subject to U.S. federal, foreign, state and local income tax on their taxable income and only their after-tax net income is available for distribution to us, our use of the TRS for this purpose is subject to certain costs, risks and limitations:
•No more than 20% of the value of our gross assets may consist of stock or securities of one or more TRSs.
•The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
•We treat income that we earn from certain foreign TRSs, including issuers in CDO transactions, as qualifying dividend income for purposes of the REIT income tests, based on several private letter rulings that the IRS has issued to other taxpayers (which technically may be relied upon only by those taxpayers), but there can be no assurance that the IRS might not successfully challenge our treatment of such income as qualifying income, in which event we might not satisfy the REIT 95% gross income test, and we either could be subject to a penalty tax with respect to some or all of that income we could fail to continue to qualify as a REIT.
•We generally structure our foreign TRSs with the intent that their income and operations will not be subject to U.S. federal, state and local income tax. If the IRS successfully challenged that tax treatment, it would reduce the amount that those foreign TRSs would have available to pay to their creditors and to distribute to us.
We are mindful of all of these limitations and analyze and structure the income and operations of our TRSs to mitigate these costs and risks to us to the extent practicable, but we may not always be successful in all cases.
General Risk Factors
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
There can be no assurance that our existing floating rate debt and hedging arrangements will continue to use LIBOR as a reference rate, that LIBOR will continue as a viable or appropriate reference rate and in the event that LIBOR is discontinued, which replacement rate will be used and whether such a rate will be adopted in the same way in the loan and hedge markets and perform in the same way as LIBOR would have at any time.
Certain of our floating-rate debt and hedging arrangements determine the applicable interest rate or payment amount by reference to LIBOR, or to another financial metric. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (“FCA”) announced its intent to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021, indicating that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. On November 30, 2020, the U.S. Federal Reserve Board expressed support for a plan to cease publication of the one week and two month USD LIBOR settings after December 31, 2021, and the remaining USD LIBOR settings after June 30, 2023 and encouraged banks to transition from USD LIBOR as soon as possible. It appears highly likely that USD LIBOR for the remaining USD LIBOR settings will be discontinued after June 2023. Our floating rate debt and hedging arrangements use rates based on one month USD LIBOR and include debt and hedges that will mature after June 2023. Accordingly, unless such arrangements are modified to provide for a specific replacement benchmark, it is unclear what rate would apply to such floating rate debt and hedges.
In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate, the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators. Guidance and documentation published by the International Swaps and Derivatives Association (“ISDA”) in October 2020 proposes SOFR as the fallback benchmark rate for dollar-denominated derivative instruments currently utilizing the USD LIBOR benchmark rate, such as our hedging instruments and recommends that parties to hedge arrangements modify their existing arrangements to provide for SOFR as the replacement for LIBOR. Accordingly, it is likely that we will be requested to modify our hedge arrangements to provide that SOFR will become the benchmark rate upon certain LIBOR cessation events.
While it is likely that the hedging market will generally adopt SOFR as the benchmark replacement, there is still some uncertainty as to the implementation of a replacement in the loan markets, in particular when and how such a replacement will be implemented in the loan market. While the loan market may eventually generally adopt SOFR as the replacement for LIBOR, there can be no assurance as to the timing of such adoption and any differences in the timing of adoption of SOFR between the loan and hedge market as well as differences in methodology and valuation can lead to mismatches in hedging, which could result in changes to our risk exposure, adverse tax or accounting effects, increased compliance and legal and operational costs.
Furthermore, the composition and characteristics of SOFR are not the same as those of LIBOR and SOFR. SOFR is a secured rate, while LIBOR is an unsecured rate, and SOFR is an overnight rate, while LIBOR is a forward-looking rate that represents interbank funding over different maturities. While market participants, including ISDA, have proposed certain methods to interpolate and transition between LIBOR and SOFR, there can be no assurance that SOFR (including a term SOFR or compounded SOFR) will perform in the same way as LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events.
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
There has been increasing commentary amongst regulators and intergovernmental institutions on the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally referring to credit intermediation involving entities and activities outside the regulated banking system and increased oversight and regulation of such entities. In the United States, the Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator. The FSOC has the authority to review the activities of non-bank financial companies predominantly engaged in financial activities and designate those companies as “systemically important” for supervision by the Federal Reserve. Although the FSOC has raised the “systemically important financial institution” asset threshold to $250 billion in total consolidated assets, compliance with any increased regulation of non-bank credit extension could require changes to certain of our business practices, negatively impact our operations, cash flows or financial condition or impose additional costs on us.
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
Some of the factors that could negatively affect the market price of our common stock include:
•our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•actual or perceived conflicts of interest with our Manager, Colony Capital or their affiliates and individuals, including our executives;
•equity issuances by us, or resales of our shares by our stockholders, or the perception that such issuances or resales may occur;
•loss of a major funding source;
•actual or anticipated accounting problems;
•publication of research reports about us or the real estate industry;
•changes in market valuations of similar companies;
•adverse market reaction to the level of leverage we employ;
•additions to or departures of our Manager’s and/or Colony Capital’s key personnel or adverse effects on the business or operations of our Manager, Colony Capital or their affiliates;
•speculation in the press or investment community;
•our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
•increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expenses on our debt;
•a compression of the yield on our investments and an increase in the cost of our liabilities;
•failure to operate in a manner consistent with our intention to qualify as a REIT or exclusion from registration under the Investment Company Act;
•price and volume fluctuations in the overall stock market from time to time;
•general market and economic conditions and trends including inflationary concerns, and the current state of the credit and capital markets;
•significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector, which is not necessarily related to the operating performance of these companies;
•changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;
•changes in the value of our portfolio;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•operating performance of companies comparable to us;
•short-selling pressure with respect to shares of our common stock or REITs generally; and
•uncertainty surrounding the strength of the U.S. economic recovery, particularly in light of the recent debt ceiling and budget deficit concerns, and other U.S. and international political and economic affairs.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information regarding our investment properties at December 31, 2020 are included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Core Portfolio—Net Leased Real Estate,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Legacy, Non-Strategic Portfolio—Owned Real Estate” and “Item 15. Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report.
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
As of February 24, 2021, the closing price of our Class A common stock was $8.94 and we had approximately 130.0 million shares of Class A common stock outstanding held by a total of 3,626 holders of record. This figure does not reflect the beneficial ownership of shares held in nominee name.
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

2020	Common Stock
Ordinary income	$0.30
Return of capital	0.10
Total	$0.40

2019
Ordinary income	$1.11
Capital gains	0.21
Return of capital	0.38
Total	$1.70

2018
Ordinary income	$1.08
Return of capital	0.37
Total	$1.45
For the year ended December 31, 2020, we paid aggregate dividends of $52.6 million to our Class A common stockholders. The COVID-19 pandemic has caused extraordinary volatility and unprecedented market conditions, including actual and unanticipated consequences to the Company and certain investments, which may continue. Having made stock dividend payments through March 31, 2020, the Board of Directors and management determined it to be prudent and in the best interests of the Company to conserve available liquidity and suspend the Company’s monthly stock dividend beginning with the monthly period ended April 30, 2020. The Company will pay a quarterly dividend of $0.10 per share for the quarter ending March 31, 2021 and expects to continue quarterly cash dividends thereafter, subject to board approval, to ensure that the Company meets the minimum distribution requirements to maintain its status as a REIT for the annual period ended December 31, 2021. The Board of Directors will evaluate dividends in future periods based upon customary considerations, including market conditions.
The credit agreement governing our $450 million revolving credit facility limits our ability to make dividends and other payments with respect to our shares of common stock. The credit agreement limits dividends to an amount required to maintain REIT status or to avoid income tax and restricts stock repurchases, each for liquidity preservation purposes. The credit agreement also generally provides that if a default occurs and is continuing, we will be precluded from making distributions on our common stock (other than those required to allow the Company to qualify and maintain its status as a REIT, so long as such default does not arise from a payment default or event of insolvency).
Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the year ended December 31, 2020, other than those previously disclosed in filings with the SEC.
Purchases of Equity Securities by Issuer
The Company did not purchase any of its Class A common stock during the year ended December 31, 2020.
The Company’s Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”), under which the Company could repurchase up to $300.0 million of its outstanding Class A common stock until March 31, 2020. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, through tender offers or otherwise in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Given the ongoing impact of the COVID-19 pandemic to the underlying value of our investments, and related uncertainty in our ability to meet certain financial covenants, during the second quarter of 2020 we amended our Bank Credit Facility, which included a restriction on stock repurchases.
Stock Performance Graph
The following graph compares the cumulative total return on our class A common stock with the cumulative total returns on the Russell 2000 Index (the “Russell 2000”) and the Bloomberg REIT Mortgage Index (the “BBREMTG Index”), a published industry index from February 1, 2018 to December 31, 2020. The cumulative total return on our class A common stock as presented is not necessarily indicative of future performance of our class A common stock.

Item 6. Selected Financial Data
Selected Historical Financial Information of the Company
For the years ended December 31, 2020 and 2019, the selected financial data is derived from our audited consolidated financial statements, other than non-GAAP financial measures and selected quarterly financial information, which are unaudited, and should be read in conjunction with the consolidated financial statements and accompanying notes included in “Item 15. Exhibits and Financial Statement Schedules” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The financial condition and results of operations as of and for the year ended December 31, 2020 are not necessarily indicative of the financial condition and results of operations that may be expected for any future periods.
Selected Historical Financial Information of CLNY Investment Entities
For the years ended December 31, 2017 and 2016, the following tables set forth selected historical combined financial information of the investment entities in which CLNY OP owned interests ranging from 38% to 100%, which includes the CLNY OP Contributed Entities that were contributed to the OP and the RED REIT Contributed Entities. The selected historical combined financial information also includes certain intercompany balances between those entities and CLNY OP or its subsidiaries. These entities and balances are collectively referred to as the “CLNY Investment Entities.” The assets, liabilities and noncontrolling interests of the CLNY Investment Entities have been carved out of the books and records of Colony Capital at their historical carrying amounts. The remaining interests in the CLNY Investment Entities that are owned by Colony Capital-sponsored investment vehicles or third parties were not contributed to the Company. Colony Capital’s interests in the respective underlying assets and liabilities of the CLNY Investment Entities are presented as “CLNY Owner” and the remaining interests are presented as “Other Owners.”
The following selected combined financial information as of and for the years ended December 31, 2017 and 2016 is derived from the audited combined financial statements of the CLNY Investment Entities.
Selected Annual Financial Information

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Statements of Operations Data:
Interest income	$249,312	$295,372	$295,024	$140,214	$140,529
Property operating income	175,037	253,955	178,339	23,750	1,138
Total revenues	426,185	551,660	477,014	164,755	142,203
Interest expense	146,995	197,694	179,485	21,019	26,031
Property operating expense	64,987	112,801	73,616	7,978	905
Interest expense on real estate	48,860	55,415	43,437	5,095	—
Net income (loss)	(375,584)	(462,648)	(177,353)	127,880	109,021
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	(353,299)	(414,512)	(168,498)	88,504	76,051
Per Share Data:
Net income (loss) attributable to common stockholders per share - basic and diluted	$(2.75)	$(3.25)	$(1.41)	$1.86	$1.60
Dividends declared per share of common stock	$0.30	$1.65	$1.60	$—	$—
Balance Sheet Data - at Year End:
Total assets	$6,211,937	$7,414,306	$8,660,730	$1,839,402	$1,802,192
Total debt	4,102,085	4,951,412	5,594,245	389,661	502,413
Total liabilities	4,253,259	5,212,956	5,815,528	431,832	566,628
Total equity attributable to Colony Credit Real Estate, Inc. common stockholders	1,665,673	2,119,022	2,706,905	1,079,808	884,716
Total equity	1,958,678	2,201,350	2,845,202	1,407,570	1,235,564

Selected Quarterly Financial Information (Unaudited)
The following tables present selected quarterly financial information for the years ended December 31, 2020 and 2019 (dollars in thousands, except per share data):

	Three Months Ended
(In thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
2020:
Total revenue	$103,634	$98,561	$95,409	$128,581
Net income (loss)	(61,289)	6,430	(240,584)	(80,141)
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	(52,525)	5,007	(227,059)	(78,722)
Net income (loss) per share of common stock, basic/diluted)	$(0.40)	$0.04	$(1.77)	$(0.62)

2019:
Total revenue	$131,645	$133,889	$145,930	$140,196
Net income (loss)	35,180	(401,995)	(110,790)	14,957
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	33,952	(356,031)	(107,341)	14,908
Net income (loss) per share of common stock, basic/diluted(1)(2)	$0.25	$(2.77)	$(0.84)	$0.11
_________________________________________
(1)    Annual earnings per share (“EPS”) may not equal the sum of each quarter’s EPS due to rounding and other computational factors.
(2)    Excludes 3,075,623 CLNC OP Units, which are redeemable for cash, or at the Company’s option, shares of Class A common stock on a one-for-one basis, and therefore would not be dilutive.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition in conjunction with our financial statements and related notes, “Risk Factors,” “Selected Financial Data,” and “Business” included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward-Looking Statements.”

Introduction
We are a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which we expect to be our primary investment strategy. Additionally, we may also selectively originate mezzanine loans and make preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with our origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. We will continue to target net leased equity investments on a selective basis. We also currently have investments in CRE debt securities primarily consisting of commercial mortgage-backed securities (“CMBS”) (including “B pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (including the junior tranches collateralized by pools of CRE debt investments). However, we have continued to reduce our CMBS holdings since the second quarter of 2020, and have two available for sale CMBS securities in addition to our “B pieces” of a CMBS securitization pool at December 31, 2020. Additionally, we have fully repaid any remaining CMBS securities repurchase financing. Any future investments in more highly rated investment grade CRE debt securities would be selective and opportunistic.
We were organized in the state of Maryland on August 23, 2017. On January 31, 2018, we completed the Combination among the CLNY Contributed Portfolio, the RED REIT Contributed Entities, NorthStar I and NorthStar II, and the other related transactions, in an all-stock exchange. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all our activities and hold substantially all our assets and liabilities through our operating subsidiary, Credit RE Operating Company, LLC (the “OP”). At December 31, 2020, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned primarily by our affiliate as noncontrolling interests.
We are externally managed by a subsidiary of Colony Capital, a New York Stock Exchange (“NYSE”)-listed global real estate and investment management firm. As of December 31, 2020, Colony Capital owned approximately 36.5% of our common equity on a fully diluted basis.
Our Business Segments
We present our business segments as follows:
•Core Portfolio, which consists of the following four segments:
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

•Legacy, Non-Strategic Portfolio—segment consists of direct investments in operating real estate such as multi-tenant office. It also includes two portfolios of private equity funds (“PE Investments”) and certain retail and other legacy loans originated prior to the Combination. This segment also includes corporate-level asset management and other fees including expenses related to secured revolving credit facility, related party and general and administrative expenses related to the Legacy, Non-Strategic Portfolio only. Commencing with reporting in first quarter of 2021, we will no longer report this segment and the remaining Legacy, Non-Strategic assets will be reported within the Core Portfolio.
COVID-19 Initiatives
Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, we highlight significant actions we have taken to further protect the balance sheet from COVID-19 related risks. We have executed on certain liquidity generating measures that include the sale of select Core Portfolio assets. The Core Portfolio asset sales consist of loans, securities and equity investments. We have also completed a long-term asset level financing against select Core Portfolio and Legacy, Non-Strategic assets. To date, these initiatives have not only generated liquidity, but also reduced financing exposures. Additionally, Core Portfolio asset sales have resulted in a material impact to earnings and certain downward adjustments to stockholders’ equity. Any future Core Portfolio asset sales may have a similar impact.
For more information, refer to “Part I - Item 1A. Risk Factors” and “Significant Developments,” in “Core Portfolio” and “Potential Sources of Liquidity” in our “Liquidity and Capital Resources” sections below for further discussion regarding these action steps, the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
Significant Developments
During the year ended December 31, 2020 and through February 24, 2021, significant developments affecting our business and results of operations of our Core Portfolio and Legacy, Non-Strategic Portfolio, respectively, included the following:
Capital Resources
•As of the date of this report, we have approximately $689 million of liquidity, consisting of $588 million cash on hand and $101 million available on our Bank Credit Facility;
•Reduced borrowing under our Bank Credit Facility (as defined below) and continue to reduce borrowing on our master repurchase facilities as a result of COVID-19 uncertainties. We fully repaid all outstanding borrowings on our Bank Credit Facility in July 2020 and CMBS Credit Facilities in December 2020. The total combined reduction of debt on these facilities in 2020 through the date hereof is $387.5 million;
•Executed a $229 million asset level preferred financing on a portfolio of five of our investments generating $200 million of proceeds at closing with $29.0 million future funding. For further description refer to “Potential Sources of Liquidity” in our “Liquidity and Capital Resources”; and
•Declared a quarterly dividend of $0.10 per share on April 15, 2021 to stockholders of record as of March 31, 2021 and expect to continue quarterly dividends thereafter, subject to board approval, to ensure that the Company meets the minimum distribution requirements to maintain its status as a REIT for the annual period ending December 31, 2021.
Core Portfolio
•In the third and fourth quarters of 2020 and through the date of this report, originated 10 senior mortgage loans with a total commitment of $354.0 million;
•Sold two industrial portfolios, a preferred equity investment held in a joint venture and one loan that generated gross and net proceeds of $670.2 million and $277.8 million, respectively. We recognized a net gain of $14.6 million on the sales. “See Net Leased Real Estate” in “Core Portfolio” below;
•Sold 42 of our 43 CRE debt securities for a total gross sales price of $154.6 million, which generated net proceeds of $68.8 million and recognized a net loss of $42.1 million;
•Recorded a combined $62.5 million provision for loan losses and other write downs to fair value on four loans, all of which were resolved by December 31, 2020;
•Succeeded in the recapitalization of the Los Angeles Mixed-use project. In doing so we transferred our mezzanine loan and preferred equity interests in the project to a third-party mezzanine lender who provided $275.0 million in additional financing (the “Upsized Mezzanine Loan”). We retained a B-participation in the Upsized Mezzanine Loan at the same loan value. We placed the Los Angeles Mixed-use project on nonaccrual status at the beginning of the second quarter of 2020 and subsequently recorded our proportionate share of a fair value loss adjustment totaling $89.3 million. See “Los Angeles, California Mixed-Use Project - Third Party $275 Million Construction Mezzanine Loan Upsize and Retained B-Participation Investment” in “Core Portfolio” in Part II, Item 7. of this Form 10-K; and
•Placed Project Dockland on nonaccrual status in the beginning of the third quarter of 2020 and recorded our proportionate share of a fair value loss adjustment totaling $64.0 million during the fourth quarter. See “Dublin, Ireland Senior Predevelopment Loan” in “Core Portfolio” in Part II, Item 7. of this Form 10-K.

Legacy, Non-Strategic Portfolio
•Since October 1, 2019, the commencement of our portfolio bifurcation, we have resolved 56 investments. Our remaining Legacy, Non-Strategic Portfolio net asset value represents less than 1% of our total net book value;
•Sold 34 real estate properties investments for a total gross sales price of $344.6 million, generating net proceeds of $164.2 million and a net loss of $7.8 million;
•Recorded $42.8 million of impairment on real estate properties, all of which were sold during 2020;
•Sold eight loans and one loan held in a joint venture for total gross proceeds of $113.0 million, generating net proceeds of $96.1 million and a net gain of $10.1 million; and
•Commencing with reporting in first quarter of 2021, we will no longer report this segment and the remaining Legacy, Non-Strategic assets will be reported within the Core Portfolio.
Results of Operations
Core
•Generated U.S. GAAP net loss of $290.8 million, or $(2.26) per share and Distributable Earnings loss of $194.2 million, or $(1.48) per share during the year ended December 31, 2020.
Legacy, Non-Strategic Portfolio
•Generated U.S. GAAP net loss of $62.5 million, or $(0.49) per share, and Legacy, Non-Strategic Distributable Earnings loss of $10.8 million, or $(0.08) per share during the year ended December 31, 2020.
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
Impact of COVID-19
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
We have taken actions since the onset of the COVID-19 pandemic to mitigate the impact on our financial condition while establishing a defensive posture through this period. As of the date of this report, we have liquidity of approximately $689 million, consisting of $588 million cash on hand and $101 million available on our Bank Credit Facility. We anticipate liquidity to increase further as a result of proceeds from sales related to assets under contract. It is important to note that while the combined result of these activities and events is an increase in liquidity and a reduction in debt, these events will also reduce future period earnings.
The decisive steps taken to protect the balance sheet and generate liquidity, better position us to address further market and investment deterioration related to COVID-19. While asset and liability management and liquidity remain a priority, our focus has started to shift toward new investments, building earnings and further growth initiatives. New deployment will depend upon market pricing, opportunity and certainty of performance, each of which will be impacted by uncertainties relating to the impact of COVID-19. During the fourth quarter of 2020 through February 24, 2021 we originated nine senior mortgage loans with a total commitment of $334.5 million.
While we have generated liquidity and reduced our financing exposures, the Core Portfolio assets sold to date has had a material impact on earnings.
The COVID-19 pandemic has created uncertainties that have and will continue to negatively impact our future operating results, liquidity and financial condition. However, we believe there are too many uncertainties to predict and quantify the continuing impact. The potential concerns and risks include, but are not limited to, mortgage borrowers ability to make monthly payments, lessees’ capacity to pay their rent, and the resulting impact on us to meet our obligations. Therefore, there can be no assurances that we will not need to take impairment charges in future quarters or experience further declines in revenues and net income, which could be material. For more information, refer to “COVID-19 Update” in “Core Portfolio” and “Legacy, Non-Strategic Portfolio” sections below and “Part I - Item 1A. Risk Factors” of this Annual Report on Form 10-K for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
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
Changes in market interest rates
With respect to our proposed business operations, increases in interest rates, in general, may over time cause:
•the value of fixed-rate investments to decrease;
•prepayments on certain assets in our portfolio to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts;
•coupons on our floating and adjustable-rate mortgage loans and CMBS to reset, although on a delayed basis, to higher interest rates;
•to the extent we use leverage to finance our assets, the interest expense associated with our borrowings to increase; and
•to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.
Conversely, decreases in interest rates, in general, may over time cause:
•the value of the fixed-rate assets in our portfolio to increase;
•prepayments on certain assets in our portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;
•to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease;
•coupons on our floating and adjustable-rate mortgage loans and CMBS to reset, although on a delayed basis, to lower interest rates;
•to the extent we use leverage to finance our assets, the interest expense associated with our borrowings to decrease; and
•to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

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

Results of Operations Summary
The following tables present our results of operations for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2020			2019			2018
	Core Portfolio	Legacy, Non-Strategic Portfolio	Total	Core Portfolio	Legacy, Non-Strategic Portfolio	Total	Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Net interest income	$102,702	$(385)	$102,317	$87,347	$10,331	$97,678	$77,358	$38,181	$115,539
Property and other income	86,727	90,146	176,873	117,304	138,984	256,288	90,221	91,769	181,990
Management fee expense	(26,200)	(3,539)	(29,739)	(33,912)	(8,478)	(42,390)	(34,551)	(8,639)	(43,190)
Property operating expense	(11,410)	(53,577)	(64,987)	(31,733)	(81,068)	(112,801)	(26,673)	(46,943)	(73,616)
Transaction, investment and servicing expense	(6,727)	(3,248)	(9,975)	(3,214)	(3,977)	(7,191)	(35,895)	(905)	(36,800)
Interest expense on real estate	(32,407)	(16,453)	(48,860)	(34,430)	(20,985)	(55,415)	(25,372)	(18,065)	(43,437)
Depreciation and amortization	(40,910)	(18,856)	(59,766)	(49,003)	(54,217)	(103,220)	(45,735)	(45,251)	(90,986)
Provision for loan losses	(40,919)	(37,642)	(78,561)	—	(220,572)	(220,572)	517	(114,428)	(113,911)
Impairment of operating real estate	—	(42,814)	(42,814)	(23,911)	(258,838)	(282,749)	(2,435)	(29,378)	(31,813)
Administrative expense	(18,834)	(7,717)	(26,551)	(16,891)	(15,045)	(31,936)	(14,382)	(12,252)	(26,634)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(50,521)	—	(50,521)	4,090	—	4,090	5,003	—	5,003
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	—	—	2,772	—	2,772	(3,447)	—	(3,447)
Other gain (loss) on investments, net	(128,452)	9,727	(118,725)	(8,470)	7,498	(972)	(3,410)	644	(2,766)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(166,951)	(84,358)	(251,309)	9,949	(506,367)	(496,418)	(18,801)	(145,267)	(164,068)
Equity in earnings (loss) of unconsolidated ventures	(135,613)	440	(135,173)	56,241	(19,299)	36,942	42,484	(18,710)	23,774
Income tax benefit (expense)	(260)	11,158	10,898	(739)	(2,433)	(3,172)	(1,125)	(35,934)	(37,059)
Net income (loss)	$(302,824)	$(72,760)	$(375,584)	$65,451	$(528,099)	$(462,648)	$22,558	$(199,911)	$(177,353)
See “Core Portfolio” and “Legacy, Non-Strategic Portfolio” sections for further discussion of our portfolio and results of operations.

Core Portfolio
As of December 31, 2020, our Core Portfolio, including our senior and mezzanine loans and preferred equity, CRE debt securities, net leased real estate and corporate segments, consisted of 63 investments representing approximately $3.2 billion in book value (excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 48 senior mortgage loans, mezzanine loans, preferred equity investments and other loans and had a weighted average cash coupon of 5.0% and a weighted average all-in unlevered yield of 5.8%. Our net leased real estate consisted of approximately 9.2 million total square feet of space and total 2020 net operating income (“NOI”) of that portfolio was approximately $58.2 million.
As of December 31, 2020, our Core Portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at CLNC share)(2)	Net book value (Consolidated)(3)	Net book value (at CLNC share)(4)
Core Portfolio
Senior mortgage loans(5)	34	$2,134,818	$2,028,072	$683,796	$577,051
Mezzanine loans(5)	9	314,473	269,096	314,473	269,096
Preferred equity and other loans(5)(6)	5	41,911	38,357	41,911	38,357
CRE debt securities	10	69,923	69,923	69,923	69,923
Net leased real estate	5	976,150	775,076	284,145	233,035
Total/Weighted average Core Portfolio	63	$3,537,275	$3,180,524	$1,394,248	$1,187,462
________________________________________
(1)Count for net leased real estate represents number of investments.
(2)Book value at our share represents the proportionate book value based on ownership by asset as of December 31, 2020.
(3)Net book value represents book value less any associated financing as of December 31, 2020.
(4)Net book value at our share represents the proportionate book value based on asset ownership less any associated financing based on ownership as of December 31, 2020.
(5)Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.
(6)Preferred equity balances include $17.1 million of book value at our share attributable to related equity participation interests.
The following charts illustrate the diversification of our Core Portfolio (not including CRE Debt Securities) based on investment type, underlying property type, and geography, as of December 31, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Investment Type	Property Type

Preferred equity(3)
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
(3)Preferred equity balances include $17.1 million of book value at our share attributable to related equity participation interests.
(4)Other includes commercial and residential development and predevelopment assets.
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
Loan Risk Rankings
In addition to reviewing loans and preferred equity held for investment for impairment quarterly, the Company evaluates loans and preferred equity held for investment to determine if an allowance for loan loss should be established. In conjunction with this review, the Company assesses the risk factors of each senior and mezzanine loans and preferred equity and assigns a risk ranking based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, the Company’s loans and preferred equity held for investment are rated “1” through “5,” from less risk to greater risk. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows
1.Very Low Risk—The loan is performing as agreed. The underlying property performance has exceeded underwritten expectations with very strong NOI, debt service coverage ratio, debt yield and occupancy metrics. Sponsor is investment grade, very well capitalized, and employs very experienced management team.
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
As mentioned above, management considers several risk factors when assigning our risk ranking each quarter. Throughout 2020, our average risk ranking was impacted by the current and potential future effects of the COVID-19 pandemic, resulting in a number of assets moving from average risk (3) to high risk (4).
For the quarter ended December 31, 2020, management believes the extended impact of the COVID-19 pandemic remains uncertain, and therefore continues to represent a significant risk to our portfolio. As such, the year-end average rating is 3.7, which is consistent throughout 2020.
Senior and Mezzanine Loans and Preferred Equity
Our senior and mezzanine loans and preferred equity consists of senior mortgage loans, mezzanine loans and preferred equity interests, some of which have equity participation interests.
The following table provides a summary of our senior and mezzanine loans and preferred equity in our Core Portfolio based on our internal risk rankings as of December 31, 2020 (dollars in thousands):

		Carrying Value (at CLNC share)(1)
Risk Ranking	Count(2)	Senior mortgage loans(3)	Mezzanine loans	Preferred equity and other loans	Total	% of Core Portfolio
3	19	$813,716	$9,255	$896	$823,867	35.3%
4	25	1,215,261	131,943	37,459	1,384,663	59.3%
5	3	26,923	100,070	—	126,993	5.4%
	47	$2,055,900	$241,268	$38,355	$2,335,523	100.0%

Weighted average risk ranking						3.7
_________________________________________
(1)Carrying value at our share represents the proportionate book value based on ownership by asset as of December 31, 2020.
(2)Count excludes one equity method participation held in a joint venture with a de minimis carry value (at CLNC share) which was not assigned a risk ranking.
(3)Includes one mezzanine loan totaling $27.8 million where we are also the senior lender.

The following table provides asset level detail for senior and mezzanine loans and preferred equity included in our Core Portfolio as of December 31, 2020 (dollars in thousands):

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4/Q3 Risk ranking(5)

Senior loans
Loan 1	Multifamily	6/21/2019	Milpitas, CA	$179,400	$179,961	Floating	3.1%	5.5%	7/9/2024	72%	3/3
Loan 2	Hotel	1/2/2018	San Jose, CA	160,700	173,485	Floating	4.3%	5.3%	1/9/2023	62%	4/4
Loan 3	Hotel	6/28/2018	Berkeley, CA	115,916	120,000	Floating	3.2%	5.2%	7/9/2025	66%	4/4
Loan 4	Office	12/7/2018	Carlsbad, CA	115,587	116,000	Floating	3.7%	6.0%	12/9/2023	73%	3/3
Loan 5	Industrial	9/19/2019	New York, NY	115,423	116,000	Floating	3.1%	5.8%	9/19/2024	76%	4/4
Loan 6(6)	Multifamily	6/18/2019	Santa Clara, CA	103,942	105,365	Floating	4.4%	7.3%	6/18/2024	64%	4/4
Loan 7	Office	5/31/2019	Stamford, CT	98,567	99,622	Floating	3.5%	5.8%	6/9/2025	71%	4/4
Loan 8	Multifamily	4/11/2019	Various - U.S.	91,724	92,000	Floating	3.0%	5.9%	4/9/2024	65%	4/4
Loan 9	Office	6/27/2018	Burlingame, CA	73,243	73,254	Floating	2.8%	4.7%	7/9/2023	61%	3/3
Loan 10	Hotel	6/25/2018	Englewood, CO	72,754	73,938	Floating	3.5%	5.3%	7/9/2023	69%	4/4
Loan 11	Office	8/28/2018	San Jose, CA	71,131	71,137	Floating	2.5%	4.3%	8/28/2025	66%	3/3
Loan 12	Other (Mixed-use)	10/24/2019	Brooklyn, NY	66,504	72,251	Floating	3.4%	5.9%	11/9/2024	66%	4/4
Loan 13	Office	4/5/2019	Long Island City, NY	62,233	62,981	Floating	3.3%	5.8%	4/9/2024	58%	4/4
Loan 14	Office	5/29/2019	Long Island City, NY	61,140	63,770	Floating	3.5%	6.0%	6/9/2024	59%	4/4
Loan 15	Office	2/13/2019	Baltimore, MD	55,843	56,199	Floating	3.5%	6.2%	2/9/2024	74%	4/4
Loan 16	Office	7/12/2019	Washington, D.C.	55,781	56,081	Floating	2.8%	5.7%	8/9/2024	68%	4/4
Loan 17	Multifamily	12/23/2020	Salt Lake City, UT	50,497	51,100	Floating	3.2%	3.9%	1/9/2026	68%	3
Loan 18	Multifamily	7/1/2019	Phoenix, AZ	44,376	44,384	Floating	2.7%	5.0%	7/9/2024	76%	3/3
Loan 19	Multifamily	12/21/2020	Austin, TX	39,898	40,585	Floating	3.7%	5.0%	1/9/2026	54%	3
Loan 20	Multifamily	2/8/2019	Las Vegas, NV	39,872	39,962	Floating	3.2%	5.9%	2/9/2024	71%	4/4
Loan 21	Multifamily	4/26/2018	Oxnard, CA	36,694	36,500	Floating	5.2%	6.5%	2/9/2021	71%	4/4
Loan 22	Office	9/26/2019	Salt Lake City, UT	36,479	36,824	Floating	2.7%	5.0%	10/9/2024	72%	4/4
Loan 23	Multifamily	12/29/2020	Fullerton, CA	34,356	34,860	Floating	3.8%	4.8%	1/9/2026	70%	3
Loan 24	Office	6/16/2017	Miami, FL	33,621	33,305	Floating	4.9%	5.6%	7/9/2022	68%	3/3
Loan 25	Office	3/28/2019	San Jose, CA	30,193	30,251	Floating	3.0%	5.9%	4/9/2024	64%	3/3
Loan 26(6)(7)	Other (Mixed-use)	10/17/2018	Dublin, Ireland	26,921	39,753	n/a (7)	n/a (7)	n/a (7)	12/31/2023	94%	5/5
Loan 27	Multifamily	1/11/2019	Tempe, AZ	26,713	26,659	Floating	2.9%	5.2%	2/9/2024	79%	3/3
Loan 28	Office	9/16/2019	San Francisco, CA	22,826	22,951	Floating	3.2%	5.9%	10/9/2024	72%	3/3
Loan 29	Office	8/27/2019	San Francisco, CA	20,535	20,623	Floating	2.8%	5.6%	9/9/2024	73%	3/3
Loan 30	Office	2/26/2019	Charlotte, NC	20,470	20,585	Floating	3.4%	6.0%	3/9/2024	56%	3/3
Loan 31	Hotel	7/30/2020	Bloomington, MN	19,059	19,500	Floating	3.0%	4.8%	11/9/2021	64%	3/5
Loan 32	Office	10/29/2020	Denver, CO	18,421	18,708	Floating	3.6%	4.7%	11/9/2025	64%	3
Loan 33	Multifamily	2/8/2019	Las Vegas, NV	13,860	13,876	Floating	3.2%	5.9%	2/9/2024	71%	4/4
Loan 34	Multifamily	11/24/2020	Tucson, AZ	13,393	13,540	Floating	3.6%	4.5%	12/9/2025	75%	3

Total/Weighted average senior loans				$2,028,072	$2,076,010			5.5%	5/25/2024	67%	3.6/3.7

Mezzanine loans
Loan 35(6)(7)	Other (Mixed-use)	9/1/2020	Los Angeles, CA	$97,891	$162,243	n/a (7)	n/a (7)	n/a (7)	7/9/2023	62% – 88%	5/5
Loan 36(6)	Multifamily	12/26/2018	Santa Clarita, CA	55,105	58,718	Fixed	7.0%	13.8%	12/26/2024	56% – 84%	4/4
Loan 37(6)	Multifamily	12/3/2019	Milpitas, CA	33,567	34,139	Fixed	8.0%	13.3%	12/3/2024	49% – 71%	4/4
Loan 38	Hotel	9/23/2019	Berkeley, CA	27,828	29,290	Fixed	9.0%	11.5%	7/9/2025	66% – 81%	4/4
Loan 39(6)	Multifamily	7/11/2019	Placentia, CA	27,771	29,140	Fixed	8.0%	13.3%	7/11/2024	51% – 84%	4/4
Loan 40	Hotel	1/9/2017	New York, NY	11,182	12,000	Floating	11.0%	11.5%	9/2/2022	63% – 76%	4/4
Loan 41(6)	Office	7/20/2018	Dublin, Ireland	9,255	8,935	Fixed	—%	12.5%	12/20/2021	45% – 68%	3/4

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4/Q3 Risk ranking(5)

Loan 42	Multifamily	7/30/2014	Various - TX	4,318	4,517	Fixed	9.5%	9.5%	8/11/2024	71% – 83%	4/4
Loan 43(7)	Other (Mixed-use)	3/19/2013	San Rafael, CA	2,179	3,583	n/a (7)	n/a (7)	n/a (7)	3/31/2021	32% – 86%	5/5
Total/Weighted average mezzanine loans				$269,096	$342,565			8.1%	3/19/2024	57% - 81%	4.3/4.4

Preferred equity & other loans
Loan 44(6)(8)	Office	8/22/2018	Las Vegas, NV	$18,141	$18,681	Fixed	8.0%	15.3%	9/9/2023	n/a	4/4
Loan 45(6)	Industrial	9/1/2016	Various - U.S.	16,200	—	n/a	n/a	n/a	9/2/2027	n/a	4/4
Loan 46	Hotel	8/17/2020	San Jose, CA	3,118	3,118	Floating	4.3%	5.3%	1/9/2021	n/a	4/4
Loan 47	Office	7/20/2018	Dublin, Ireland	896	—	n/a	n/a	n/a	12/20/2021	n/a	3/4
Loan 48(8)	Hotel	10/24/2014	Austin, TX	2	—	n/a	n/a	n/a	n/a	n/a	n/a
Total/Weighted average preferred equity & other loans(9)				$38,357	$21,799			7.7%	2/7/2025	n/a	4.0/4.3

Total/Weighted average senior and mezzanine loans and preferred equity - Core Portfolio				$2,335,525	$2,440,374			5.8%	5/22/2024	n/a	3.7/3.8
_________________________________________
(1)Represents carrying values at our share as of December 31, 2020.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include USD 1-month London Interbank Offered Rate (“LIBOR”) which was 0.14% as of December 31, 2020.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of December 31, 2020 for weighted average calculations.
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
(5)On a quarterly basis, the Company’s senior and mezzanine loans and preferred equity are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of December 31, 2020 and September 30, 2020, respectively.
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
(7)Loans 26, 35 and 43 are on nonaccrual status as of December 31, 2020; as such, no income is being recognized.
(8)Represents equity participation interests related to senior loans, mezzanine loans and/or preferred equity investments.
(9)Weighted average calculation for preferred equity and other loans excludes equity participation interests.

The following table details the types of properties securing our senior and mezzanine loans and preferred equity included in our Core Portfolio and geographic distribution as of December 31, 2020 (dollars in thousands):

	Book value (at CLNC share)
Collateral property type	Count	Senior mortgage loans	Mezzanine loans and preferred equity	Total	% of Total
Office	18	$776,067	$28,292	$804,359	34.4%
Multifamily	16	674,725	120,761	795,486	34.1%
Hotel	8	368,429	42,130	410,559	17.6%
Other(1)	4	93,428	100,070	193,498	8.3%
Industrial	2	115,423	16,200	131,623	5.6%
Total	48	$2,028,072	$307,453	$2,335,525	100.0%

	Book value (at CLNC share)
Region	Count	Senior mortgage loans	Mezzanine loans and preferred equity	Total	% of Total
US West	24	$1,109,428	$270,356	$1,379,784	59.1%
US Northeast	8	515,492	11,785	527,277	22.6%
US Southwest	9	303,080	5,913	308,993	13.2%
US Southeast	2	54,090	4,033	58,123	2.5%
Europe	3	26,923	10,151	37,074	1.6%
US Midwest	2	19,059	5,215	24,274	1.0%
Total	48	$2,028,072	$307,453	$2,335,525	100.0%
_________________________________________
(1)Other includes commercial and residential development and predevelopment assets.
The following charts illustrate the diversification of our senior and mezzanine loans and preferred equity included in our Core Portfolio based on interest rate category, property type, and geography as of December 31, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Interest Rate Category	Property Type

Geography

Southeast
2%
Midwest
1%
Europe
2%
Southwest
13%
Northeast
23%
West
59%

_________________________________________
(1)Other includes commercial and residential development and predevelopment assets.

COVID-19 Update
Since April 1, 2020, through February 24, 2021, we have collected 98% of our loan interest payments, excluding payment-in-kind loans. Most of our borrowers paid on time utilizing cash from operations, while some utilized interest and other reserves. Additionally, some loans required partial modification of their existing reserves to provide their loan interest payment.
We expect some borrowers may continue to experience difficulties making their loan payments over the next several quarters. We are particularly concerned with and focused on loans collateralized by hotels as well as mezzanine loans and preferred equity investments that are subordinate to senior loans provided by other lenders such as our Los Angeles Construction Loan and Preferred Equity Investment discussed below. Failure of our borrowers to meet their loan obligations will not only impact our financial results but may also trigger repayments under our master repurchase facilities. Our asset management team is having discussions with borrowers to remain informed on a reasonably current basis, seek to identify issues and address potential value preserving solutions, which may include a loan modification.
We have three loans on nonaccrual status in our Core Portfolio during the year ended December 31, 2020, of which we received cash interest payments from these loans of $1.4 million and applied the cash interest collected as a reduction to the loan’s carrying value.
At December 31, 2020 our current expected credit loss reserve (“CECL”) calculated by our probability of default (“PD”)/loss given default (“LGD”) model for our outstanding loans and future loan funding commitments is $38.5 million, or $0.29 per share, which is 1.6% of the aggregate commitment amount of our loan portfolio. This represents a slight decrease of $1.6 million from $40.2 million at September 30, 2020. The difference is primarily driven by an improved long-term macro economic outlook, which was offset by increased reserves on our Hospitality loans.
During the second quarter of 2020, we sold a preferred equity investment which included 35% of the preferred equity’s kicker feature for a total gross sales price and liquidity of $98.6 million while recognizing a net loss on the sale of $10.1 million. Refer to “Potential Sources of Liquidity” in “Liquidity and Capital Resources” below for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
Additionally, during the year ended December 31, 2020, the following four loans were resolved:
•The hotel property securing our Midwest Hospitality loan was sold and we received $24.5 million in gross proceeds and concurrently provided a bridge loan in the amount of $19.5 million to a new borrower secured by Midwest Hospitality. For the three months ended March 31, 2020 we recorded a specific provision for loan loss of $2.3 million and recognized an additional loan loss of $1.1 million upon repayment. This loan was placed on nonaccrual status during 2019.
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

•We received $105.2 million in gross proceeds resulting from a sale of our loan secured by a hospitality asset in San Diego, California (“West Hospitality”) and concurrently repaid $56.8 million on our master repurchase facility. During the second quarter of 2020, we classified this loan as held for sale and recognized a net loss of $32.8 million to reflect the expected proceeds to be collected in a sale of the loan. We had recorded a $5.2 million allowance for loan losses as of March 31, 2020, which included a $2.6 million allowance for loan losses resulting from CECL adoption and an additional $2.6 million provision for loan losses recognized for West Hospitality during the three months ended March 31, 2020. In connection with transferring the loan to held for sale during the second quarter of 2020, we reversed out the $5.2 million from provision for loan losses line item and recorded $38.0 million in other loss, net.
•During the three months ended December 31, 2020 the Company received gross proceeds of $12.1 million on one loan secured by a borrowers limited partner interests in a fund (“Corporate Term loan”) in a discounted payoff which was equal to the carrying value of the loan, net of provision for loan losses of $3.2 million.
Los Angeles, California Mixed-Use Project—Third Party $275 Million Construction Mezzanine Loan Upsize and Retained B-Participation Investment

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q4/Q3 Risk ranking
Loan 35	Mezzanine	Other (Mixed-use)	9/1/2020	$97,891	$162,243	n/a	n/a	n/a	7/9/2023	62% – 88%	5/5
In July 2017, we originated a $189.0 million commitment to an approximately $574 million mezzanine loan and preferred equity investment in a development project in Los Angeles County, which includes a hospitality and retail renovation and a new condominium tower construction (the “Mixed-use Project”). Our investment interests are held through a joint venture (the “Colony Mezzanine Lender”) with affiliates of our Manager.
In April 2020, the senior mortgage lender notified the borrower developer that the Mixed-use Project loan funding was out of balance, due to cost overruns from certain hard and soft costs and senior loan interest reserve shortfalls projected through completion. To address the out of balance circumstance during the second quarter of 2020, the Colony Mezzanine Lender made two protective advances to the senior mortgage lender totaling $69.1 million, of which our share was $28.5 million. The Colony Mezzanine Lender placed this investment on nonaccrual status.
In June 2020, the senior mortgage lender funded a third protective advance of $15.5 million. Additionally, the loans held by the senior mortgage lender and Colony Mezzanine Lender, respectively, matured on July 9, 2020.
On September 1, 2020, in cooperation with the borrower and the EB-5 lender, the Colony Mezzanine Lender and senior mortgage lender secured $275 million of additional mezzanine financing from a third-party mezzanine lender (the “Senior Mezzanine Lender”). To consummate the new mezzanine financing, the Colony Mezzanine Lender simplified its investment interest by converting its existing preferred equity principal and accrued interest into the existing mezzanine loan, transferred the mezzanine loan to the Senior Mezzanine Lender, who subsequently increased the mezzanine loan amount by $275 million to an approximately $821 million total mezzanine loan (the “Upsized Mezzanine Loan”). The Senior Mezzanine Lender holds a $275 million A-participation and the Colony Mezzanine Lender (including our interest) continues to hold an approximately $546 million B-participation interest in the Upsized Mezzanine Loan at the Mixed-use Project. The Senior Mezzanine Lender is the sole administrative agent and Upsized Mezzanine Loan owner. The Upsized Mezzanine Loan closing and revised budget addressed certain amendments to maturity dates to complete and sell the hotel by July 2021 and modifications to certain borrower extension tests to facilitate completion of the Mixed-use Project. The Colony Mezzanine Lender’s B-participation investment continues to carry an interest rate of 12.90% per annum, consistent with our interest rate prior to this mezzanine refinancing event. The B-participation investment is a subordinate interest to the A-participation interest in respect to payments of principal and interest. The new $275 million financing commitment covers current capital requirements at the Mixed-use Project and includes both $65 million of interest reserves to cover A-participation interest payments and $100 million reserved for future funding obligations, in furtherance of a revised construction budget to be made by the Senior Mezzanine Lender and senior mortgage lender only. The Colony Mezzanine Lender is no longer subject to future funding commitments in accordance with the revised budget. As previously reported, the Colony Mezzanine Lender had a remaining unfunded commitment of $39.3 million, of which our share was $14.5 million.
During the three months ended June 30, 2020, we placed the mezzanine loans and preferred equity investment on nonaccrual status and recorded our proportionate share of a fair value loss adjustment totaling $89.3 million. Having recently completed the Upsized Mezzanine Loan refinancing, among other factors, for the three months ended September 30, 2020 and December 31, 2020, we continue to maintain the nonaccrual status and fair value loss adjustment on our proportionate share of the Colony Mezzanine Lender’s B-participation investment.

The hotel portion of the development has been completed and the temporary certificate of occupancy was granted in October 2020. It is anticipated that the sales marketing of the hotel property itself will commence in the coming months. In December 2020, two hotel condo sales have closed, and subsequent to December 2020, two additional condo sales have closed resulting in an approximately $10 million and $6 million pay down of the senior mortgage construction loan, respectively.
Notwithstanding the Upsized Mezzanine Loan closing, including a revised budget, amendments to maturity dates and extension tests and reserves for future funding, and a potential targeted hotel sale by July 2021, it is possible that additional cost overruns, actual and potential construction delays, delays in the hotel opening, the provision of full services and/or diminished hotel and conference facility demand, delays in selling the hotel and/or slower pace of condominium sales, greater negative carry costs than currently projected or other factors, individually or together, may occur and be further impacted by COVID-19 and could negatively impact the overall value of the Mixed-use Project, including our continuing interest in the B-participation investment.
Dublin, Ireland Senior Predevelopment Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q4/Q3 Risk ranking
Loan 26	Senior	Other (Mixed-use)	10/17/2018	$26,921	$39,753	n/a	n/a	n/a	12/31/2023	94%	5/5
We hold a $189.6 million co-lender interest (61%) in a senior mortgage loan in the amount of $310.9 million. Our investment interests are held through a joint venture that includes private investment vehicles managed by Colony Capital (the “Colony Senior Lenders”). The senior mortgage is Euro-denominated and is for a fully entitled land acquisition for a mixed-use development project in Dublin, Ireland (Project Dockland).
The land has planning permission for 420 apartments and approximately 380,000 square feet of offices, but the project borrower has applied for planning permission to increase these numbers to approximately 1,000 total residential units across two towers of 40 and 44 stories and 540,000 square feet of offices. These applications are currently under review by the planning authorities. Pre-letting discussions are ongoing in respect to the office building.
While the Project Dockland schedule had been extended by approximately six to nine months, as previously disclosed, the majority of enabling works commenced in July 2020 and were on track to be completed in January 2021. The enabling works are currently on hold due to new restrictions (closure of construction sites) imposed by the Irish government in early January 2021 and such restrictions are expected to last through at least through February 2021. The aforementioned delay and/or further delays may limit the ability of the borrower to obtain a senior secured development construction facility within the expected timeline as initially underwritten. We and our senior mortgage co-lenders regularly engage in discussions with the borrower to address continuing developments at the project.
The combination of project delays, the permitting process and uncertain market conditions as a result of COVID-19 (including adverse impacts on demand for office and residential space), continue to negatively impact the Colony Senior Lenders’ investment interest and elevated concerns regarding the ability to secure an anchor tenant and realize the full amount of the existing senior mortgage loan. During the three months ended September 30, 2020, we placed the senior mortgage loan on nonaccrual status. During the three months ended December 31, 2020, we continue to maintain nonaccrual status and recorded our proportionate share of a fair value loss adjustment totaling $64.0 million, of which $57.7 million was allocated to our Company and $6.4 million was allocated to our partner in the “5-Investment Preferred Financing.” Refer to “Liquidity and Capital Resources” section for further discussion.
Project Dockland’s fair value was based on a weighted average probability analysis of potential resolutions based on a number of factors which included the inability to secure an anchor tenant in a timely manner or at all, the lack of clarity around the timing of entitlements and continuing uncertain market conditions as a result of COVID-19. The loan’s initial maturity date was December 31, 2020, and we have extended the loan to June 2021. We are working with the borrower and evaluating options, however uncertainties regarding development, permitting, leasing, and exit strategies may continue to impact our investment.
During the second quarter of 2020, we completed an asset level preferred financing on five assets which included Project Dockland. Refer to “Liquidity and Capital Resources” section for further discussion regarding the “5-Investment Preferred Financing.”

San Jose, California Hotel Senior Loan and Preferred Equity

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q4/Q3 Risk ranking
Loan 2	Senior	Hotel	1/2/2018	$160,700	$173,485	Floating	4.3%	5.3%	1/9/2023	62%	4/4
Loan 46	Preferred Equity	Hotel	8/17/2020	3,118	3,118	Floating	4.3%	5.3%	1/9/2021	n/a	4/4
We originated a $173.5 million senior loan for the sponsors purchase of a hotel located in San Jose, California (the “San Jose Hotel”). The loan included an initial funding of $166.6 million with an additional $6.9 million of future advances. At closing, the borrower contributed approximately $90.0 million of equity toward the acquisition. In January 2020, the loan was extended to January 2021. The onset of the COVID-19 pandemic in the spring of 2020 has created challenges to the entire lodging industry, and group travel orientation has been negatively impacted at the San Jose Hotel. Occupancy has substantially declined leading to weaker financial performance. The loan was modified in April 2020 to allow the borrower to use the existing capital improvements reserve to pay the debt service. We again modified the loan in May 2020 to waive the escrow payments for taxes, insurance, and FF&E. The borrower has funded and contributed certain capital demands at the property to maintain hotel operations. We have been cooperating with the borrower who is engaged in a recapitalization initiative, during which we have funded limited preferred equity funds to partially support debt service and have extended the maturity date through the beginning of April 2021 in order to work together with the borrower to complete such efforts. The borrower has funded approximately $16 million out-of-pocket for operating expenses and debt service since April 2020. Notwithstanding these efforts, the impact of COVID-19 and/or other risks associated with the hospitality industry, and this asset may impact continuing cooperation with and/or funding by the borrower, the execution of a recapitalization, necessitate protective actions by the borrower and/or require foreclosure considerations, any of which may negatively impact the value of our investment interest.
Berkeley, California Hotel Senior Loan and Mezzanine Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q4/Q3 Risk ranking
Loan 3	Senior	Hotel	6/28/2018	$115,916	$120,000	Floating	3.2%	5.2%	7/9/2025	66%	4/4
Loan 38	Mezzanine	Hotel	9/23/2019	27,828	29,290	Fixed	9.0%	11.5%	7/9/2025	66% -81%	4/4
We originated a $109.8 million senior loan in 2018 to replace the sponsors existing financing on a hotel located in Berkeley, California (the “Berkeley Hotel”). The hotel includes meeting space, full-service restaurants and tennis club facilities. The loan included an initial funding of $98.8 million with an additional $11.0 million of future advances. The sponsor purchased the Berkeley Hotel in 2014 for a purchase price of $89.5 and has spent a significant amount on capital improvements. In September 2019, we upsized the senior loan by $15.0 million to $120.0 million and funded a $28.3 million mezzanine loan to facilitate the sponsors acquisition of a third party’s equity interest in the property. Due to the COVID-19 pandemic the Berkeley Hotel was closed from April through July of 2020, during which time the loan stayed current through the combination of borrower reserves and lender advances from the mezzanine loan.
Subsequently, the hotel partially re-opened and began generating cash flow from operations, but cash flows are currently insufficient to fully cover the debt service payment. The borrower has supported debt service shortfalls out-of-pocket and in November 2020 also funded a one-month interest reserve. The December 2020 spike in COVID-19 cases in California has again impacted occupancy significantly, which may influence future borrower actions and support at the Berkeley Hotel and have a negative impact on performance of the asset and the value of our investment interest.
Long Island City, New York Office Senior Loans

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q4/Q3 Risk ranking
Loan 13	Senior	Office	4/5/2019	$62,233	$62,981	Floating	3.3%	5.8%	4/9/2024	58%	4/4
Loan 14	Senior	Office	5/29/2019	61,140	63,770	Floating	3.5%	6.0%	6/9/2024	59%	4/4
We originated two senior mortgage loans on two transitional office properties to the same sponsorship group. However, the borrowing entities are not related and the loans are neither cross-collateralized nor cross defaulted.
The New York City metro office markets have experienced substantial increases in vacancy rates due to the COVID-19 pandemic. The Long Island City market has experienced further increases in vacancy as newly developed or renovated properties have become available for leasing. This has had a negative impact on both the sponsor’s business plans and leasing activity for these two properties. As such, the underlying individual property cash flows are insufficient to cover their respective debt service payments. We are in active discussions with the borrowers to seek a separate resolution for each asset. The loans are current through February 2021. However, it is possible that these uncertain market conditions and borrower actions may result in a future valuation impairment or investment loss.
Other Impairment of Loans and Preferred Equity Held in Joint Ventures
During the second quarter of 2020 we recognized our proportionate share of a fair value loss adjustment totaling $7.0 million reducing the carrying to $10.8 million from $17.8 million on one mezzanine loan secured by a mixed-use development project (“West Mixed-use”) of which we own 50.0% of the joint venture. The change in fair value was a result of revised sale expectations and its impact on repayment proceeds.
Payment-In-Kind (“PIK”) Interest Income
We have debt investments in our portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. During the year ended December 31, 2020, we recorded total PIK interest of $26.6 million. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the borrower to be able to pay all principal and interest due.
Refer to “COVID-19 Impact on Liquidity” in “Liquidity and Capital Resources” for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
CRE Debt Securities
The following table presents an overview of our CRE debt securities in our Core Portfolio as of December 31, 2020 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category(2)	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
Investment grade rated (BBB)	1	$5,070	—%	—%	5.3	BBB-
Non-investment grade rated (BB)	1	5,319	—%	—%	5.3	BB | B
“B-pieces” of CMBS securitization pools	8	59,534	2.4%	10.9%	5.0	—
Total/Weighted Average	10	$69,923	2.2%	9.3%	5.0	—
_________________________________________
(1)Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.
(2)As of December 31, 2020, all CRE debt securities consisted of CMBS.
During the year ended December 31, 2020, we sold the following CMBS bonds (dollars in thousands):

	Number of Securities	Gross Proceeds	Repayment of CMBS Credit Facility (1)	Net Proceeds	Net gain (loss)(2)
Three months ended June 30, 2020	27	$89,700	$66,100	$23,600	$(57,000)
Three months ended September 30, 2020	5	28,824	13,120	15,704	5,156
Three months ended December 31.2020	9	31,043	24,814	6,229	9,671
Total(3)	41	$149,567	$104,034	$45,533	$(42,173)
_________________________________________
(1)As of December 31, 2020, we have fully repaid $85.5 million of debt on our CMBS Credit Facility.
(2)Net loss during the three months ended June 30, 2020 contained $36.4 million previously recorded as an unrealized loss in other comprehensive income at March 31, 2020.
(3)Subsequent to December 31, 2020, we sold one CRE security for $5.1 million in gross sales proceeds and will recognize a gain of approximately $0.1 million; and we have only one remaining CRE security with a carrying value of $5.3 million.
During the year ended December 31, 2020 and through February 24, 2021, we sold 42 of our 43 CRE debt securities for a total gross sales price of $154.6 million, which generated net proceeds of $68.8 million and recognized a net loss of $42.1 million.
Consistent with the overall market, our CRE securities, which we mark to fair value, lost significant value since the onset of the COVID-19 pandemic. During the year ended December 31, 2020, we placed our CRE securities on cost recovery and as a result ceased accretion discounts to expected maturity and applied any cash interest received against the CRE securities carrying value. Additionally, we wrote down through earnings the amortized cost basis for securities in which the fair value dropped below the amortized cost basis, realizing a loss of $32.6 million for the year ended December 31, 2020.

During the second quarter of 2020, we unwound our interest rate swaps and in connection realized a loss of $34.0 million. This resulted in the release of $32.0 million held in a margin account to unrestricted cash.
Refer to “Potential Sources of Liquidity” in “Liquidity and Capital Resources” for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
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
As of December 31, 2020, $0.8 billion, or 24.4% of our assets were invested in net leased real estate properties included in our Core Portfolio and these properties were 98.4% occupied. The following table presents our net leased real estate investments included in our Core Portfolio as of December 31, 2020 (dollars in thousands):

	Count	Carrying Value(1)	NOI for the year ended December 31, 2020(2)
Net leased real estate	5	$775,076	$58,237
Total/Weighted average net leased real estate - Core Portfolio	5	$775,076	$58,237
________________________________________
(1)Represents carrying values at our share as of December 31, 2020; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(2)Excludes NOI of $7.0 million that relates to properties that have been sold. Please refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.
The following table provides asset-level detail of our net leased real estate included in our Core Portfolio as of December 31, 2020:

	Collateral type	City, State	Number of Properties	Number of Buildings	Rentable square feet (“RSF”) / units/keys	Weighted average % leased(1)	Weighted average lease term (yrs)(2)
Net leased real estate
Net lease 1(3)	Industrial	Various - U.S.	22	22	6,697,304 RSF	96%	4.2
Net lease 2	Office	Stavenger, Norway	1	26	1,290,926 RSF	100%	9.7
Net lease 3	Industrial	Various - U.S.	2	2	721,807 RSF	100%	17.9
Net lease 4	Office	Aurora, CO	1	1	183,529 RSF	100%	2.2
Net lease 5	Office	Indianapolis, IN	1	1	338,000 RSF	100%	5.3
Total/Weighted average net leased real estate			27	52	9,231,566 RSF	98%	7.6
_________________________________________
(1)Represents the percent leased as of December 31, 2020. Weighted average calculation based on carrying value at our share as of December 31, 2020.
(2)Based on in-place leases (defined as occupied and paying leases) as of December 31, 2020 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of December 31, 2020.
(3)In January 2021, we sold Net Lease 1 for total net proceeds of $81.8 million.
The following charts illustrate the concentration of our net leased real estate portfolio included in Core Portfolio based on property type and geography as of December 31, 2020 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

COVID-19 Update
Since April 1, 2020 through February 24, 2021, we collected 97% of total rents from our net leased real estate portfolio. We believe these properties will continue to perform but caution that COVID-19 events could still result in lease modifications, impairment and the inability to make our mortgage payments, all which could result in defaults under our mortgage obligations or trigger repayments under our Bank Credit Facility.
For the year ended December 31, 2020 and through February 24, 2021, we sold two industrial portfolios and received total gross proceeds of $466.4 million and net proceeds of $132.4 million.
Stavenger, Norway Office Net Lease

	Collateral type	City, State	Number of Properties	Number of Buildings	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 2	Office	Stavenger, Norway	1	26	1,290,926 RSF	100%	9.7
In July 2018, we acquired a class A office campus in Stavenger, Norway (the “Norway Net Lease”) for $320 million. The office campus consists of 26 buildings, which includes rentable square footage of 1.3 million feet. This property is 100% occupied by a single tenant that is rated investment grade AA-/Aa2 from S&P and Moody’s, respectively. The property serves as their global headquarters. The Norway Net Lease requires the tenant to pay for all real estate related expenses, including operational expenditures, capital expenditures and municipality taxes. The Net Lease has a weighted average remaining lease term of 9.7 years and the tenant has the option to extend for two 5-year periods at the same terms with rent adjusted to market rent. The Net Lease also has annual rent increases based on the Norwegian CPI Index. Our tenant has injected a significant amount of capital into improvements of the property over the past 10 years. Financing on the Norway Net Lease consists of a mortgage payable of $170.1 million with a fixed rate of 3.91%, which matures in June 2025. The tenant has made all rent payments and is current on all its financial obligations under the lease. Both the lease payments and mortgage debt service are NOK denominated currency.
In order to generate additional liquidity, brought on by COVID-19, in the first quarter of 2020 we unwound our NOK FX Future contracts related to the Norway Net Lease recognizing a gain of $8.6 million. During the third quarter of 2020, we purchased one year put options of NOK for the notional amount of $92 million at a cost of $1.9 million. We will consider adding further NOK currency hedges in the future.
Refer to “Potential Sources of Liquidity” in “Liquidity and Capital Resources” for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.

Results of Operations - Core Portfolio
The following table summarizes our Core Portfolio results of operations for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,			Change
	2020	2019	2018	2020 compared to 2019	2019 compared to 2018
Net interest income
Interest income	$155,039	$158,019	$108,928	$(2,980)	$49,091
Interest expense	(60,846)	(80,911)	(42,530)	20,065	(38,381)
Interest income on mortgage loans held in securitization trusts	92,461	120,203	143,371	(27,742)	(23,168)
Interest expense on mortgage obligations issued by securitization trusts	(83,952)	(109,964)	(132,411)	26,012	22,447
Net interest income	102,702	87,347	77,358	15,355	9,989

Property and other income
Property operating income	85,716	115,127	88,414	(29,411)	26,713
Other income	1,011	2,177	1,807	(1,166)	370
Total property and other income	86,727	117,304	90,221	(30,577)	27,083

Expenses
Management fee expense	26,200	33,912	34,551	(7,712)	(639)
Property operating expense	11,410	31,733	26,673	(20,323)	5,060
Transaction, investment and servicing expense	6,727	3,214	35,895	3,513	(32,681)
Interest expense on real estate	32,407	34,430	25,372	(2,023)	9,058
Depreciation and amortization	40,910	49,003	45,735	(8,093)	3,268
Provision for loan losses	40,919	—	(517)	40,919	517
Impairment of operating real estate	—	23,911	2,435	(23,911)	21,476
Administrative expense	18,834	16,891	14,382	1,943	2,509
Total expenses	177,407	193,094	184,526	(15,687)	8,568

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(50,521)	4,090	5,003	(54,611)	(913)
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	2,772	(3,447)	(2,772)	6,219
Other loss, net	(128,452)	(8,470)	(3,410)	(119,982)	(5,060)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(166,951)	9,949	(18,801)	(176,900)	28,750
Equity in earnings (loss) of unconsolidated ventures	(135,613)	56,241	42,484	(191,854)	13,757
Income tax expense	(260)	(739)	(1,125)	479	386
Net income (loss)	$(302,824)	$65,451	$22,558	$(368,275)	$42,893

Comparison of Core Portfolio for Years Ended December 31, 2020 and 2019
Net Interest Income
Interest income
Interest income decreased by $3.0 million to $155.0 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was primarily due to $41.4 million related to the repayment of loan investments and a decrease of $13.6 million related to sales and placement of the remaining CRE securities on cost recovery status during the second quarter of 2020. This was partially offset by an increase of $52.0 million related to loan originations in 2019 and 2020.

Interest expense
Interest expense decreased by $20.1 million to $60.8 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was primarily due to a $17.8 million reduction from the collapse of a securitization trust and repayment of loan investments and a $2.5 million decrease due to a lower borrowing base on the Bank Credit Facility.
Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $1.7 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to the sale and deconsolidation of a retained investment in the subordinate tranches of one securitization trust in the third quarter of 2019.
Property and other income
Property operating income
Property operating income decreased by $29.4 million to $85.7 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was primarily due to a $25.3 million reduction in operating income due to the sale of a hotel in the fourth quarter of 2019.
Other income
Other income decreased by $1.2 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019 primarily as a result of lower realized gains on derivatives of $0.3 million in 2020 related to an office building and a decrease of $0.4 million due to income in 2019 related to debt facility true ups not applicable to 2020.
Expenses
Management fee expense
Management fee expense decreased by $7.7 million to $26.2 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of December 31, 2020 compared to December 31, 2019. The reduction in stockholders’ equity is primarily due to a fourth quarter 2019 amendment to our definition of core earnings in the Management Agreement.
Property operating expense
Property operating expense decreased by $20.3 million to $11.4 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease resulted from the sale of a hotel during the fourth quarter of 2019.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $3.5 million to $6.7 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to a $1.7 million decrease in franchise tax refunds received and a $1.5 million increase in legal costs incurred associated with exploring the internalization of the management of the Company.
Interest expense on real estate
Interest expense on real estate decreased by $2.0 million to $32.4 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019 due to the sale of an industrial building in third quarter 2020.
Depreciation and amortization
Depreciation and amortization expense decreased by $8.1 million to $40.9 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This was primarily due to a $1.8 million decrease resulting from the sale of a hotel during the fourth quarter of 2019 and a $6.2 million decrease resulting from the sale of an industrial building in the third quarter of 2020.
Provision for loan losses
During the year ended December 31, 2020, we recorded provision for loan losses of $40.9 million which primarily relates to $20.6 million in specific loan impairments on three individual loans and $15.5 million in CECL reserves in accordance with ASU No. 2016-13, Financial Instruments-Credit Losses.

Impairment of operating real estate
Impairment of operating real estate decreased by $23.9 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. There were no impairments assessed during the year ended December 31, 2020. During the year ended December 31, 2019, the impairment was attributable to an industrial real estate portfolio of properties, resulting from a reduction in the estimated holding period of the portfolio.
Administrative expense
Administrative expense increased by $1.9 million to $18.8 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was primarily due to $1.8 million of higher corporate expenses allocated to our Core Portfolio following the sales and repayments in our Legacy, Non-Strategic Portfolio.
Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the year ended December 31, 2020, we recorded an unrealized loss of $50.5 million on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts.
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net
Realized gain (loss) on mortgage loans and obligations held in securitizations trusts, net decreased by $2.8 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019 due to the sale and deconsolidation of a retained investment in the subordinate tranches of one securitization trust in the third quarter of 2019.
Other loss, net
During the year ended December 31, 2020, we recorded other loss, net of $128.5 million, which primarily represents an $82.3 million realized net loss on the sale of 41 CRE CMBS securities and the realization of the fair value marks on our CRE CMBS securities portfolio in addition to a $38.0 million provision for loan loss on one hospitality loan.
Equity in earnings (losses) of unconsolidated ventures
Equity in earnings of unconsolidated ventures decreased by $191.9 million to a loss of $135.6 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This was primarily due to the Company recording $162.0 million in fair value losses relating to three equity method investments that have been placed on nonaccrual status in 2020, partially offset by $8.4 million related to the sale and repayment of equity method investments.
Income tax expense
Income tax expense decreased by $0.5 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to the sale of a hotel in December 2019 that was acquired through a legal foreclosure process in 2018, partially offset by a reduction of the deferred income tax benefit on one of our net lease portfolios acquired in 2018.
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
Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net
During the years ended December 31, 2019 and 2018, we recorded an unrealized gain of $4.1 million and $5.0 million, respectively, on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts acquired in the Combination.
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the years ended December 31, 2019 and 2018, we recorded a realized gain of $2.8 million and realized loss of $3.4 million, respectively, on mortgage loans and obligations held in securitization trusts, net. The increase was primarily due to the realized gain upon sale of the retained interest of a securitization trust in the third quarter of 2019.
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
Legacy, Non-Strategic Portfolio
As of December 31, 2020, our Legacy, Non-Strategic Portfolio consisted of 14 investments representing approximately $318.5 million in book value (excluding cash, cash equivalents and certain other assets). Our loan portfolio consisted of one mezzanine loan and one preferred equity investment, both of which are on nonaccrual status as of December 31, 2020. Our owned real estate portfolio (including net leased and other real estate) consisted of approximately 1.9 million total square feet of space and the total NOI of that portfolio was approximately $22.9 million for the year ended December 31, 2020 (based on leases in place as of December 31, 2020). We intend to eliminate separate reporting on the Legacy, Non-Strategic Portfolio in 2021 given the substantial resolution and reduction of assets in this portfolio segment.

As of December 31, 2020, our Legacy, Non-Strategic Portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at CLNC share)(2)	Net book value (Consolidated)(3)	Net book value (at CLNC share)(4)
Legacy, Non-Strategic Portfolio
Mezzanine loans(5)	1	$56,796	$11,465	$56,796	$11,465
Preferred equity(5)	1	682	138	682	138
Net leased real estate	5	41,705	41,705	(12,648)	(12,648)
Other real estate	3	212,479	198,403	8,756	8,162
Private equity interests	4	6,883	6,883	6,883	6,883
Total/Weighted average Legacy, Non-Strategic Portfolio	14	$318,545	$258,594	$60,469	$14,000
_________________________________________
(1)Count for net leased and other real estate represents number of investments.
(2)Book value at our share represents the proportionate book value based on ownership by asset as of December 31, 2020.
(3)Net book value represents book value less any associated financing as of December 31, 2020.
(4)Net book value at our share represents the proportionate book value based on asset ownership less any associated financing based on ownership as of December 31, 2020.
(5)Mezzanine loans and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.
Legacy, Non-Strategic Portfolio: Senior and Mezzanine Loans and Preferred Equity
Our Legacy, Non-Strategic Portfolio includes one mezzanine loan and one preferred equity interest, related to a residential development project in Rolling Hills, California. As of December 31, 2020, our at CLNC share book value of the mezzanine loan and preferred equity interest is $11.5 million and $0.1 million, respectively. These investments are included in the 5-Investment Preferred Financing with Goldman Sachs.
During the year ended December 31, 2020 the following loans within our Legacy, Non-Strategic Portfolio were resolved:
•In March 2018, the borrower on our four NY hospitality loans in our Legacy, Non-Strategic Portfolio failed to make all required interest payments and the loans were placed on nonaccrual status. These four loans are secured by the same collateral. During 2018, we recorded $53.8 million of provision for loan losses to reflect the estimated value to be recovered from the borrower following a sale. During 2019, we recorded an additional provision for loan loss of $154.3 million based on significant deterioration in the NY hospitality market, feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale. During the three months ended March 31, 2020 the significant detrimental impact of COVID-19 on the U.S. hospitality industry further contributed to the deterioration of our four NY hospitality loans and as such we recorded an additional provision for loan losses of $36.8 million. During the three months ended June 30, 2020 we completed a discounted payoff of the NY hospitality loans and related investment interests.
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
•During 2019, we separately recognized provision for loan losses of $18.5 million on two loans secured by one regional mall (“West Regional Mall”) to reflect the estimated fair value of the collateral. During the three months ended June 30, 2020, the West Regional Mall loan was sold. We received $23.5 million in gross proceeds and recognized a gain of $6.5 million.
•Also, during 2019, we recognized a $26.7 million provision for loan losses on three loans to two separate borrowers (“South Regional Mall A” and “South Regional Mall B”) to reflect the estimated fair value of the collateral. During the three months ended March 31, 2020, we accepted a discounted payoff of South Regional Mall A. We received $22.0 million in gross proceeds and recognized a loss of $1.6 million. Additionally, during the three months ended March 31, 2020 South Regional Mall B was sold. We received $13.5 million in gross proceeds and recognized a gain of $8.7 million.
Impairment of Loans and Preferred Equity Held in Joint Ventures
During the year ended December 31, 2019, we recognized our proportionate share of a fair value loss adjustment totaling $14.7 million on one senior loan secured by a regional mall (“Southeast Regional Mall”) of which we owned 50.0% of the joint venture. Southeast Regional Mall was included in our Legacy, Non-Strategic Portfolio prior to its sale during the three months ended June 30, 2020. We received $13.4 million in gross sales proceeds and recognized a gain of $1.6 million.
During the year ended December 31, 2020, we classified one investment in an unconsolidated venture secured by a land development loan (“West Land Development Loan”) in our Legacy, Non-Strategic Portfolio with a carrying value of $11.0 million as held for sale. During the fourth quarter of 2020, we accepted a discounted payoff and recognized a $2.6 million realized loss.
COVID-19 Update
During the year ended December 31, 2020, we sold nine loans generating gross proceeds of $113.0 million. Our two remaining loans are on nonaccrual status. We have reviewed the two remaining loans in our Legacy, Non-Strategic portfolio and believe that it is too early to predict and quantify the full impact of principal loss. However, further losses or permanent impairment in future quarters are possible.
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
As of December 31, 2020, $240.1 million, or 92.9%, of our Legacy, Non-Strategic Portfolio was invested in owned real estate and was 100.0% occupied. The following table provides a summary of net leased and other real estate included in our Legacy, Non-Strategic Portfolio as of December 31, 2020 (dollars in thousands):

	Count	Carrying Value(1)	NOI for the year ended December 31, 2020(2)
Net leased real estate	5	$41,705	$6,516
Other real estate	3	198,403	16,360
Total/Weighted average owned real estate - Legacy, Non-Strategic Portfolio	8	$240,108	$22,876
_________________________________________
(1)Represents carrying values at our share as of December 31, 2020; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(2)Excludes NOI of $9.8 million that relates to properties that have been sold. Please refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level details of our net leased and other real estate included in our Legacy, Non-Strategic Portfolio as of December 31, 2020:

	Collateral type	City, State	Number of properties	Number of buildings	RSF / units/keys	Weighted average % leased(1)	Weighted average lease term (yrs)(2)
Net leased real estate
Net lease 1	Retail	Various - U.S.	7	7	319,600 RSF	100%	3.2
Net lease 2	Office	Rockaway, NJ	1	1	121,038 RSF	100%	2.0
Net lease 3	Retail	Keene, NH	1	1	45,471 RSF	100%	8.1
Net lease 4	Retail	Fort Wayne, IN	1	1	50,000 RSF	100%	3.7
Net lease 5	Retail	South Portland, ME	1	1	52,900 RSF	100%	2.7
Total/Weighted average net leased real estate			11	11	589,009 RSF	100%	3.4

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	7	847,604 RSF	93%	3.8
Other real estate 2	Office	Warrendale, PA	5	5	496,414 RSF	82%	4.6
Other real estate 3	Hotel	Coraopolis, PA	1	1	318 Keys	n/a	—
Total/Weighted average other real estate			13	13	n/a	89%	4.1

Total/Weighted average owned real estate - Legacy, Non-Strategic Portfolio			24	24
_________________________________________
(1)Represents the percent leased as of December 31, 2020. Weighted average calculation based on carrying value at our share as of December 31, 2020.
(2)Based on in-place leases (defined as occupied and paying leases) as of December 31, 2020 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of December 31, 2020.
COVID-19 Update
Since April 1, 2020 through February 24, 2021, we collected 88.4% of total rents across our Legacy, Non-Strategic Portfolio.
We reviewed our Legacy, Non-Strategic owned real estate portfolio and our asset management team is in active discussions with all lessees. See table below (dollars in thousands):

	April 2020 through February 2021 Rent Collection
	Billed	Collected	% Collected
Office	$40,326	$35,578	88.2%
Retail	6,249	5,425	86.8%
Student Housing	5,764	5,332	92.5%
Multifamily	4,717	4,117	87.3%
	$57,056	$50,452	88.4%
We met all our mortgage obligations securing the properties within our Legacy, Non-Strategic Portfolio. We caution that known and unknown COVID-19 events could result in lease modifications, impairment and the inability to make our mortgage payments, all which could result in default under our mortgage obligations.
As we executed sales of owned real estate in our Legacy, Non-Strategic Portfolio we recorded impairment on held for sale operating real estate properties of $42.8 million during the year ended December 31, 2020 resulting from bids received and updated brokers’ opinions of value (BOVs).
Since October 1, 2019, when we realigned the business and our reportable segments to reflect management’s focus on the resolution of certain Legacy, Non-Strategic investments, we have completed the following sales (dollars in thousands):

	No. of Properties sold	Gross Proceeds	Net Proceeds	Net gain/(loss)
Three months ended December 31, 2019	6	$96,980	$95,425	$10,036
Three months ended March 31, 2020	6	172,579	80,133	(3,551)
Three months ended June 30, 2020	1	1,025	903	(83)
Three months ended September 30, 2020	5	143,412	62,189	10,489
Three months ended December 31, 2020	23	158,922	71,584	(5,725)
Total	41	$572,918	$310,234	$11,166

As of December 31, 2020 we continue to hold Legacy, Non-Strategic Owned Real Estate gross assets of $254.2 million which represents 4.1% of the company’s total assets.
Refer to “Potential Sources of Liquidity” in “Liquidity and Capital Resources,” respectively, for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.

Results of Operations - Legacy, Non-Strategic Portfolio
The following table summarizes our Legacy, Non-Strategic Portfolio results of operations for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,			Change
	2020	2019	2018	2020 compared to 2019	2019 compared to 2018
Net interest income
Interest income	$1,812	$17,150	$42,725	$(15,338)	$(25,575)
Interest expense	(2,197)	(6,819)	(4,544)	4,622	(2,275)
Net interest income	(385)	10,331	38,181	(10,716)	(27,850)

Property and other income
Property operating income	89,321	138,828	89,925	(49,507)	48,903
Other income	825	156	1,844	669	(1,688)
Total property and other income	90,146	138,984	91,769	(48,838)	47,215

Expenses
Management fee expense	3,539	8,478	8,639	(4,939)	(161)
Property operating expense	53,577	81,068	46,943	(27,491)	34,125
Transaction, investment and servicing expense	3,248	3,977	905	(729)	3,072
Interest expense on real estate	16,453	20,985	18,065	(4,532)	2,920
Depreciation and amortization	18,856	54,217	45,251	(35,361)	8,966
Provision for loan losses	37,642	220,572	114,428	(182,930)	106,144
Impairment of operating real estate	42,814	258,838	29,378	(216,024)	229,460
Administrative expense	7,717	15,045	12,252	(7,328)	2,793
Total expenses	183,846	663,180	275,861	(479,334)	387,319

Other income
Other gain, net	9,727	7,498	644	2,229	6,854
Loss before equity in earnings of unconsolidated ventures and income taxes	(84,358)	(506,367)	(145,267)	422,009	(361,100)
Equity in earnings (loss) of unconsolidated ventures	440	(19,299)	(18,710)	19,739	(589)
Income tax benefit (expense)	11,158	(2,433)	(35,934)	13,591	33,501
Net loss	$(72,760)	$(528,099)	$(199,911)	$455,339	$(328,188)

Comparison of Legacy, Non-Strategic Portfolio for Years Ended December 31, 2020 and 2019
Net Interest Income
Interest income
Interest income decreased by $15.3 million to $1.8 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This decrease was primarily due to $13.1 million related to the sale and repayment of loan investments and $1.3 million related to one foreclosed loan investment.
Interest expense
Interest expense decreased by $4.6 million to $2.2 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This was primarily due to a lower allocation of interest expense on our Bank Credit Facility to the Legacy Non-Strategic Portfolio for the year ended December 31, 2020.
Property and other income
Property operating income
Property operating income decreased by $49.5 million to $89.3 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The lower income was primarily due to a $26.8 million decrease related to 34 real estate properties sold during 2020 and a $12.3 million decrease in hotel revenue due to COVID-19.
Other income
Other income increased by $0.7 million to $0.8 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This is primarily due to tax refunds received during the year ended December 31, 2020.
Expenses
Management fee expense
Management fee expense decreased by $4.9 million to $3.5 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of December 31, 2020 compared to December 31, 2019. The reduction in stockholders’ equity is primarily due to a fourth quarter 2019 amendment to our definition of core earnings in the Management Agreement.
Property operating expense
Property operating expense decreased by $27.5 million to $53.6 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The lower expense was primarily due to a $14.2 million decrease related to 34 real estate properties sold during 2020 and a $7.3 million decrease in hotel operating expenses related to COVID-19.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.7 million to $3.2 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of lower costs associated with the sale of investments.
Interest expense on real estate
Interest expense on real estate decreased by $4.5 million to $16.5 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease resulted from real estate properties sold within the past twelve months.
Depreciation and amortization
Depreciation and amortization expense decreased by $35.4 million to $18.9 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The lower expense was primarily due to a $22.1 million decrease related to 34 real estate properties sold during 2020 and $3.4 million related to properties sold during 2019.
Provision for loan losses
Provision for loan losses of $37.6 million was recorded for the year ended December 31, 2020, which is primarily attributable to the Company recording an additional provision of $36.8 million for our four NY hospitality loans due to the detrimental impact of COVID-19 on the hospitality industry.

Impairment of operating real estate
Impairment of operating real estate held for sale of $42.8 million for the year ended December 31, 2020 is primarily resulting from feedback received during the sales process.
Administrative expense
Administrative expense decreased by $7.3 million to $7.7 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This decrease was primarily due to lower stock compensation expense allocated to the Legacy, Non-Strategic Portfolio and a lower allocation of indirect costs which are reimbursable to our Manager.
Other income
Other gain, net
Other gain, net increased by $2.2 million to $9.7 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase was primarily due to gains recognized on asset sales during 2020.
Equity in earnings (loss) of unconsolidated ventures
Equity in earnings (loss) of unconsolidated ventures decreased by $19.7 million to a gain of $0.4 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This was primarily due to recording $25.0 million in impairments on three of our equity method investments in 2019, partially offset by us recording a $2.6 million realized loss on the discounted payoff of one equity method investment during 2020.
Income tax benefit (expense)
Income tax expense decreased by $13.6 million to an income tax benefit of $11.2 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This was primarily due to the Company finalizing its 2019 federal tax return and determining it would be able to carryback certain tax capital losses to prior years resulting in a refund of $11.3 million.

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

Equity in earnings (loss) of unconsolidated ventures
Equity in losses of unconsolidated ventures increased by $0.6 million to $19.3 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This was primarily due to an impairment of $30.8 million on five senior and mezzanine loans held in joint ventures and $3.8 million related to placing two mezzanine loans and one preferred equity investment on nonaccrual status. This was offset by an increase of $33.2 million related to our PE Investments in which we recorded no equity in earnings for the year ended December 31, 2019.
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
Non-GAAP Supplemental Financial Measures
Distributable Earnings/Legacy, Non-Strategic Distributable Earnings
We present Distributable Earnings/Legacy, Non-Strategic Distributable Earnings, which is a non-GAAP supplemental financial measure of our performance. Our Distributable Earnings are generated by the Core Portfolio and Legacy, Non-Strategic Distributable Earnings are generated by the Legacy, Non-Strategic Portfolio. We believe that Distributable Earnings/Legacy, Non-Strategic Distributable Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with U.S. GAAP, and this metric is a useful indicator for investors in evaluating and comparing our operating performance to our peers and our ability to pay dividends. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. As a REIT, we are required to distribute substantially all of our taxable income and we believe that dividends are one of the principal reasons investors invest in credit or commercial mortgage REITs such as our company. Over time, Distributable Earnings has been a useful indicator of our dividends per share and we consider that measure in determining the dividend, if any, to be paid. This supplemental financial measure also helps us to evaluate our performance excluding the effects of certain transactions and U.S. GAAP adjustments that we believe are not necessarily indicative of our current portfolio and operations. For information on the fees we pay our Manager, see Note 10, “Related Party Arrangements” to our consolidated financial statements included in Item 15. Exhibits and Financial Statement Schedules of this Form 10-K.
We define Distributable Earnings/Legacy, Non-Strategic Distributable Earnings as U.S. GAAP net income (loss) attributable to our common stockholders (or, without duplication, the owners of the common equity of our direct subsidiaries, such as our OP) and excluding (i) non-cash equity compensation expense, (ii) the expenses incurred in connection with our formation or other strategic transactions, (iii) the incentive fee, (iv) acquisition costs from successful acquisitions, (v) gains or losses from sales of real estate property and impairment write-downs of depreciable real estate, including unconsolidated joint ventures and preferred equity investments, (vi) CECL reserves determined by probability of default/loss given default (“PD/LGD”) model, (vii) depreciation and amortization, (viii) any unrealized gains or losses or other similar non-cash items that are included in net income for the current quarter, regardless of whether such items are included in other comprehensive income or loss, or in net income, (ix) one-time events pursuant to changes in U.S. GAAP and (x) certain material non-cash income or expense items that in the judgment of management should not be included in Distributable Earnings/Legacy, Non-Strategic Distributable Earnings. For clauses (ix) and (x), such exclusions shall only be applied after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. Distributable Earnings/Legacy, Non-Strategic Distributable Earnings include provision for loan losses when realized. Loan losses are realized when such amounts are deemed nonrecoverable at the time the loan is repaid, or if the underlying asset is sold following foreclosure, or if we determine that it is probable that all amounts due will not be collected; realized loan losses to be included in Distributable Earnings is the difference between the cash received, or expected to be received, and the book value of the asset.
Distributable Earnings/Legacy, Non-Strategic Distributable Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to U.S. GAAP net income or an indication of our cash flows from operating activities determined in accordance with U.S. GAAP, a measure of our liquidity, or an indication of funds available to fund our cash needs. In addition, our methodology for calculating Distributable Earnings/Legacy, Non-Strategic Distributable Earnings may differ from methodologies employed by other companies to calculate the same or similar non-GAAP supplemental financial measures, and accordingly, our reported Distributable Earnings may not be comparable to the Distributable Earnings reported by other companies.

The following tables present a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings/Legacy, Non-Strategic Distributable Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Total	Legacy, Non-Strategic Portfolio	Core Portfolio
Net loss attributable to Colony Credit Real Estate, Inc. common stockholders	$(353,299)	$(62,518)	$(290,781)
Adjustments:
Net gain attributable to noncontrolling interest of the Operating Partnership	(8,361)	(1,470)	(6,891)
Non-cash equity compensation expense	4,367	1,401	2,966
Transaction costs	3,294	1,138	2,156
Depreciation and amortization	59,159	17,797	41,362
Net unrealized loss (gain) on investments:
Impairment of operating real estate and preferred equity	42,814	42,814	—
Other unrealized loss	40,732	27	40,705
CECL reserves	15,317	(153)	15,470
Losses (gains) on sales of real estate and preferred equity	432	(725)	1,157
Adjustments related to noncontrolling interests	(9,400)	(9,089)	(311)
Distributable Earnings/Legacy, Non-Strategic Distributable Earnings (Loss) attributable to Colony Credit Real Estate, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$(204,945)	$(10,778)	$(194,167)
Distributable Earnings/Legacy, Non-Strategic Distributable Earnings (Loss) per share(1)	$(1.56)	$(0.08)	$(1.48)
Weighted average number of common shares and OP units(1)	131,623	131,623	131,623
_________________________________________
(1)We calculate Distributable Earnings/Legacy, Non-Strategic Distributable Earnings (Loss) per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the year ended December 31, 2020, weighted average number of common shares includes 3.1 million OP units.

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
The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Total	Legacy Non-Strategic Portfolio	Core Portfolio
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(22,312)	$(34,765)	$12,453
Adjustments:
Net income (loss) attributable to noncontrolling interest in investment entities	(7,201)	(8,717)	1,516
Amortization of above-and below-market lease intangibles	(415)	(287)	(128)
Interest income	(15)	—	(15)
Interest expense on real estate	48,860	16,453	32,407
Other income	(949)	(496)	(453)
Transaction, investment and servicing expense	864	318	546
Depreciation and amortization	59,766	18,856	40,910
Impairment of operating real estate	42,814	42,814	—
Administrative expense	379	78	301
Other (gain) loss on investments, net	(11,829)	1,202	(13,031)
Income tax benefit	(327)	—	(327)
NOI attributable to noncontrolling interest in investment entities	(11,680)	(2,756)	(8,924)
Total NOI attributable to Colony Credit Real Estate, Inc. common stockholders	$97,955	$32,700	$65,255
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $450 million secured revolving credit facility, up to approximately $2.1 billion in secured revolving repurchase facilities, $840 million in non-recourse securitization financing, $1.0 billion in commercial mortgages and $75 million in other asset-level financing structures. In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	December 31, 2020	December 31, 2019
Debt-to-equity ratio(1)	1.0x	1.4x
_________________________________________
(1)Represents (i) total outstanding secured debt less cash and cash equivalents of $474.8 million and $462.0 million at December 31, 2020 and 2019, respectively to (ii) total equity, in each case, at period end.

Potential Sources of Liquidity
The COVID-19 pandemic has had a significant impact on our business, and during 2020 we acted to protect our liquidity. The pandemic’s impact on the financial condition of our borrowers and their ability to make their monthly mortgage payments and remain in compliance with loan covenants and terms has been notable, as the failure of our borrowers to meet their loan obligations may trigger repayments to our Bank Credit Facility and Master Repurchase Facilities. During 2020, we experienced declines in the value of our target assets, and received margin calls, default notices and deficiency letters from certain of our financing counterparties.
Additionally, if our operating real estate lessees are unable to make monthly rent payments, we would be unable to make our monthly mortgage payments which could result in defaults under these obligations or trigger repayments under our Bank Credit Facility. If these events were to occur, we may not have sufficient available cash to repay amounts due.
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
Given the ongoing impact of the COVID-19 pandemic to the underlying value of our investments, and related uncertainty in our ability to meet certain financial covenants, during the second quarter we amended our Bank Credit Facility to: (i) reduce the minimum tangible net worth covenant requirement from $2.1 billion to $1.5 billion, providing portfolio management flexibilities as a result of any disruptions in investments caused by COVID-19 or other factors; (ii) reduce the facility size from $560.0 million to $450.0 million; (iii) limit dividends to an amount required to retain REIT status or to avoid income tax and restrict stock repurchases, each for liquidity preservation purpose; and (iv) focus new investments on senior mortgages.
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
During the three months ended March 31, 2020, concurrent with the onset of the COVID-19 pandemic, we drew $226.5 million on our Bank Credit Facility and ended such quarter with $340.0 million outstanding and $29.0 million of availability and reported $255 million cash on hand as of May 7, 2020. During the three months ended September 30, 2020, we fully paid down our Bank Credit Facility.
As of February 24, 2021, we have approximately $689 million of liquidity, consisting of $588 million cash on hand and $101 million of availability under our Bank Credit Facility.
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
Master Repurchase Facilities
In response to the COVID-19 pandemic, the following actions were taken with regard to our Master Repurchase Facilities:
•During 2020, we amended the minimum tangible net worth covenant under all six of our Master Repurchase Facilities consistent with the Bank Credit Facility. During the first quarter of 2020, we received and timely paid a margin call on a hospitality loan and made voluntarily paydowns on two other hospitality and one retail loan. The lender granted us a holiday from future margin calls for four months, and we obtained broader discretion to enter in to permitted modifications with the borrowers on these three specific loans, if necessary.
•In May 2020, we entered into agreements to modify two of our master repurchase facilities pursuant to which we reduced facility advances corresponding to ten senior mortgage loans financed under such facilities. We and our lender counterparties agreed to temporary modifications providing for margin holidays from future margin calls or buffers before further margin calls are possible, as well as providing additional protections before certain repurchase obligations may be triggered. We were also provided broader discretion to negotiate with our borrowers to implement certain modifications to the underlying loans during such period. These holiday periods expired in the fourth quarter of 2020. Additionally, during the third quarter of 2020, we made voluntarily paydowns on a hospitality loan and a self-storage loan. In exchange for the paydown on the self-storage loan, the lender granted us a holiday from future margin calls for four months, and we obtained broader approval to enter into a permitted modification with the borrower.
•In October 2020, we exercised a one-year extension option on the Bank 2 facility, extending the maturity to October 2021. We additionally reduced the capacity from $200.0 million to $21.4 million.
Subsequent to December 31, 2020, we completed an amendment of the Bank 7 facility, extending the initial maturity to April 2024. Additionally, we completed an amendment to the Bank 3 facility which provides for two, one-year extension options.
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

CMBS Credit Facilities
During the first quarter of 2020, we received and paid margin calls on our CMBS Credit Facilities of $48.9 million. During the second quarter of 2020, we consolidated our CMBS Credit Facilities borrowings with one existing counterparty bank. In connection with the consolidation, we paid down the CMBS Credit Facilities borrowing advance rate to a blended borrowing advance rate of 62% and extended the repurchase date on all such borrowings, first to June 30, 2020 and then to December 31, 2020. This $73.9 million paydown allowed for a 15% additional loss on a bond specific basis before further margin calls. In the fourth quarter of 2020, we repaid all borrowings under the CMBS Credit Facilities ($18.2 million was outstanding prior to repayment). As of February 24, 2021, we have zero dollars outstanding under our CMBS Credit Facilities.
The following table presents a summary of our Master Repurchase, CMBS and Bank Credit Facilities as of December 31, 2020 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$400,000	$112,509	2.3	LIBOR + 1.98%
Bank 2	21,353	19,353	1.8	LIBOR + 2.50%
Bank 3	600,000	196,738	1.3	LIBOR + 2.23%
Bank 7	500,000	89,912	1.3	LIBOR + 2.05%
Bank 8	250,000	116,712	0.5	LIBOR + 1.95%
Bank 9	300,000	—	2.8
Total Master Repurchase Facilities	2,071,353	535,224

CMBS Credit Facilities
Bank 1(1)	—	—	—	—
Bank 3(1)	—	—	—	—
Bank 4(1)	—	—	—	—
Bank 5(1)	—	—	—	—
Bank 6(1)	—	—	—	—
Total CMBS Credit Facilities	—	—

Bank Credit Facility	450,000	—	2.1	LIBOR + 2.25%

Total Facilities	$2,521,353	$535,224
_________________________________________
(1)Amounts can be drawn under the Bank 1, Bank 3, Bank 4, Bank 5 and Bank 6 CMBS Credit Facilities, but we are not utilizing them. The maturity dates on CMBS Credit Facilities are dependent upon asset type.
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
CLNC 2019-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within CLNC 2019-FL1. During the year ended December 31, 2020 and through February 24, 2021, eight loans held in CLNC 2019-FL1 were either fully or partially repaid, totaling $244.3 million. We replaced the repaid loans by contributing existing loan investments of equal value.
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
5-Investment Preferred Financing
On June 5, 2020, we entered into a preferred financing arrangement (on a portfolio of five of our underlying investment interests) (the “5-Investment Preferred Financing”) from investment vehicles managed by Goldman Sachs (“GS”). The preferred financing provided $200 million of proceeds at closing.
The preferred financing is limited to (i) our interests in four co-investments, three of which are in our Core Portfolio and one which is in the Legacy, Non-Strategic Portfolio, alongside investment funds managed by affiliates of our manager, each of which are financings on underlying development projects (including residential, office and/or mixed-use components), and (ii) a wholly-owned triple-net industrial distribution center investment leased to a national grocery chain, which is included in our Core Portfolio. The preferred financing provides GS a 10% preferred return and certain other minimum returns, as well as a minority interest in future cash flows.
The transaction resulted in net liquidity to us of approximately $170 million, net of approximately $30 million in paydowns under the Company’s corporate credit facility. The preferred financing provides the ability to draw down up to an additional $29 million of commitments from GS for future advances to the portfolio, if any, at our same advance rate.
The following table presents a summary of the five assets included in the portfolio financing as of December 31, 2020 (dollars in thousands):

City, State	Collateral	Asset Type / #(1)	GS	CLNC	Total
Dublin, Ireland	Mixed Use	Loan 26	$106,746	$26,923	$133,669
Various, US	Industrial	Net Leased 3	57,888	20,229	78,117
Rolling Hills, CA (2)	Single Family Development	Mezzanine Loan	46,004	11,603	57,607
Dublin, Ireland	Office	Loans 41 and 47	40,247	10,151	50,398
San Rafael, CA	Mixed Use	Loan 43	8,639	2,179	10,818
Total Assets			$259,524	$71,085	$330,609
_________________________________________
(1)For further details on each asset included in the portfolio financing please refer to “Core Portfolio” and “Legacy, Non-Strategic Portfolio” in the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)Rolling Hills, CA is the only Legacy, Non-Strategic asset included in the 5-Investment Preferred Financing.
We and our affiliates control the continuing investment and portfolio management of such investments and are consolidated on our consolidated balance sheet at December 31, 2020. The preferred financing provides for a disproportionate allocation of profits and losses and the share of income or loss is determined using a balance sheet approach known as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, earnings and losses are recognized based on how an entity would allocate and distribute its cash if it were to sell all of its assets and settle its liabilities for their carrying amounts and liquidate at the reporting date. Under the HLBV method, we could record, in any period, more or less income than may be generated in the case of an actual liquidation. The preferred financing resulted in a reallocation of a portion of stockholders equity to noncontrolling interest, resulting in a $69 million day one reduction in stockholders equity. The noncontrolling interest in investment entities on our consolidated balance sheet includes $259.5 million representing GS’s investment at December 31, 2020 under the HLBV method.

The following table presents a summary of the members capital from inception through the year ended December 31, 2020 (dollars in thousands):

	GS	CLNC	Total
Beginning Balance - June 5, 2020	$200,300	$177,574	$377,874
Day 1 allocation of stockholders equity	68,760	(68,760)	—
Contributions (1)	721	652	1,373
Distributions (2)	(6,000)	—	(6,000)
Profit / (Loss) allocation (3)	(4,257)	(38,381)	(42,638)
Ending Balance - December 31, 2020	$259,524	$71,085	$330,609
_________________________________________
(1)Future advances on Loan 41 and Loan 47. Subsequent to December 31, 2020, GS and CLNC contributed $0.8 million and $0.7 million, respectively on Loan 41 and Loan 47.
(2)Distribution from Net Lease 3. Subsequent to December 31, 2020 CLNC distributed $8.0 million to GS pertaining to our mezzanine loan.
(3)Losses during the period were driven by the $64.1 million fair value adjustment, of which $57.7 million was allocated to CLNC and $6.4 million was allocated to GS, on our Dublin, Ireland mixed use Loan 26. These losses were offset by other profits across the portfolio financing.
Investment Sales
During the year ended December 31, 2020 and through February 24, 2021, we sold or received a discounted payoff for 15 loans, sold 36 owned real estate assets and sold 42 CRE debt securities generating net proceeds of $459.1 million and $271.8 million from our Core and Legacy, Non-Strategic Portfolios, respectively.
We classified two owned real estate properties as held for sale with a total net carrying value of $323.0 million at December 31, 2020, one of which was sold in January 2021. While we have agreements to sell or are proceeding with active marketing, the ongoing uncertainty surrounding the COVID-19 pandemic may result in us being unable to sell or complete the sale of these properties in the near to medium-term. Further, any completed sales may result in an investment loss.
Additionally, we continue to evaluate asset sales from our Core and Legacy, Non-Strategic Portfolios. While these sales are expected to generate liquidity, completion of these sales is uncertain and may result in lower than expected proceeds or an investment loss.
Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Dividend
The COVID-19 pandemic has caused extraordinary volatility and unprecedented market conditions, including actual and unanticipated consequences to us and certain of our investments, which may continue. Having paid monthly dividend payments with respect to our common stock through March 31, 2020, we and the Board of Directors determined it was prudent and in our best interests to conserve available liquidity and suspend our monthly dividend beginning with the monthly period ended April 30, 2020. We and the Board of Directors monitored our taxable income to ensure that we met the minimum distribution requirements to maintain our status as a REIT for our taxable year ended December 31, 2020.
With the steps we have taken to mitigate the impact of COVID-19 on our liquidity and financial condition, and our focus shifting toward new investments, building earnings and further growth initiatives, the Board of Directors approved a quarterly dividend of $0.10 per share of Class A common stock for the quarter ending March 31, 2021, and we expect to continue quarterly cash dividends thereafter, subject to board approval, to ensure that the Company meets the minimum distributions requirements to maintain its status as a REIT for the annual period ending December 31, 2021.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
Cash flow provided by (used in):	2020	2019	2018
Operating activities	$96,356	$137,176	$100,722
Investing activities	1,002,742	(416,025)	(467,705)
Financing activities	(754,062)	286,783	487,517
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
Our operating activities generated net cash inflows of $96.4 million, $137.2 million and $100.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Net cash provided by operating activities decreased $40.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to lower property operating income earned resulting from sales of real estate properties during the year ended December 31, 2020. Net cash provided by operating activities increased $36.5 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to higher transaction fees paid associated with the Combination during the year ended December 31, 2018.
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
Investing activities generated net cash inflows of $1.0 billion for the year ended December 31, 2020. Net cash provided by investing activities in 2020 resulted primarily from proceeds from repayments on loan and preferred equity held for investment of $434.7 million, sales of real estate of $454.6 million, proceeds from sales of loans held for sale of $137.1 million, proceeds from sale of real estate securities, available for sale of $149.6 million and proceeds from sale of investments in unconsolidated ventures of $108.4 million partially offset by originations and future advances on our loans and preferred equity held for investment, net of $297.0 million, and contributions to investments in unconsolidated ventures of $48.9 million.
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
Financing activities used net cash of $754.1 million for the year ended December 31, 2020. Net cash used in financing activities in 2020 resulted primarily from repayment of credit facilities of $862.6 million, repayment of mortgage notes of $240.1 million, distributions paid on common stock and noncontrolling interests of $52.6 million and distributions to noncontrolling interests in the amount of $31.3 million. This was partially offset by of borrowings from credit facilities in the amount of $298.6 million, contributions to the 5-Investment Preferred Financing of $200.0 million, and borrowings from mortgage notes in the amount of $18.6 million.
Our financing activities provided net cash inflow of $286.8 million for the year ended December 31, 2019. Net cash provided by financing activities in 2019 resulted primarily from borrowings from credit facilities in the amount of $1.8 billion and borrowings from mortgage notes in the amount of $85.7 million, partially offset by repayment of credit facilities in the amount of $1.3 billion, distributions paid on common stock and noncontrolling interests of $171.5 million and repayment of securitization bonds of $81.4 million.

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

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$3,312	$1,575	$1,737	$—	$—
Secured debt(2)	1,847,490	185,142	517,859	859,869	284,620
Securitization bonds payable(3)	920,227	30,842	710,360	179,025	—
Ground lease obligations(4)	32,968	3,071	6,209	6,434	17,254
	$2,803,997	$220,630	$1,236,165	$1,045,328	$301,874
Lending commitments(5)	188,026
Total	$2,992,023
_________________________________________
(1)Future interest payments were estimated based on the applicable index at December 31, 2020 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the current maturity date of February 2022.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at December 31, 2020.
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
Guarantees and Off-Balance Sheet Arrangements
As of December 31, 2020, we were not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Our investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as acquisition, development and construction arrangements accounted for as equity method investments. In each case, our exposure to loss is limited to the carrying value of our investment.

Underwriting, Asset and Risk Management
Our Manager closely monitors our portfolio and actively manages risks associated with, among other things, our assets and interest rates. Prior to investing in any particular asset, our Manager’s underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. Beginning in 2021, our investment and portfolio management and risk assessment practices diligence the environmental, social and governance ("ESG") standards of our business counterparties, including borrowers, sponsors, partners and service providers, and that of our investment assets and underlying collateral, which may include sustainability initiatives, recycling, energy efficiency and water management, volunteer and charitable efforts, anti-money laundering and know-your-client policies, and diversity, equity and inclusion practices in workforce leadership, composition and hiring practices. Prior to making a final investment decision, our Manager focuses on portfolio diversification to determine whether a target asset will cause our portfolio to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If our Manager determines that a proposed acquisition presents excessive concentration risk, it may determine not to acquire an otherwise attractive asset.
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
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. A change in interest rates may correlate with the inflation rate. Substantially all of the leases at our multifamily properties allow for monthly or annual rent increases which provide us with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risks of inflation on our multifamily properties.
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

Business Combinations
Definition of a Business—We evaluate each purchase transaction to determine whether the acquired assets meet the definition of a business. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If not, for an acquisition to be considered a business, it would have to include an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., there is a continuation of revenue before and after the transaction). A substantive process is not ancillary or minor, cannot be replaced without significant costs, effort or delay or is otherwise considered unique or scarce. To qualify as a business without outputs, the acquired assets would require an organized workforce with the necessary skills, knowledge and experience that performs a substantive process.
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
Business Combinations— We account for acquisitions that qualify as business combinations by applying the acquisition method. Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.
Loans and Preferred Equity Held for Investment
We originate and purchase loans and preferred equity held for investment. The accounting framework for loans and referred equity held for investment depends on our strategy whether to hold or sell the loan, whether the loan was credit-impaired at the time of acquisition, or if the lending arrangement is an ADC loan.
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
We have debt investments in our portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the borrower to be able to pay all principal and interest due.
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
Credit Losses
The current expected credit loss (“CECL”) reserve for our financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments and trade receivables represents a lifetime estimate of expected credit losses. Factors considered by us when determining the CECL reserve include loan-specific characteristics such as loan-to-value (“LTV”) ratio, vintage year, loan term, property type, occupancy and geographic location, financial performance of the borrower, expected payments of principal and interest, current and stabilized property value, stabilized net operating income, as well as internal or external information relating to past events, current conditions and reasonable and supportable forecasts.
The CECL reserve is measured on a collective (pool) basis when similar risk characteristics exist for multiple financial instruments. If similar risk characteristics do not exist, we measure the CECL reserve on an individual instrument basis. The determination of whether a particular financial instrument should be included in a pool can change over time. If a financial asset’s risk characteristics change, we evaluate whether it is appropriate to continue to keep the financial instrument in its existing pool or evaluate it individually.
In measuring the CECL reserve for financial instruments that share similar risk characteristics, we primarily apply a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). Our model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 through December 2020 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
For financial instruments assessed outside of the PD/LGD model on an individual basis, including when it is probable that we will be unable to collect the full payment of principal and interest on the instrument, we apply a discounted cash flow (“DCF”) methodology. For financial instruments where the borrower is experiencing financial difficulty based on our assessment at the reporting date and the repayment is expected to be provided substantially through the operation or sale of the collateral, we may elect to use as a practical expedient the fair value of the collateral at the reporting date when determining the provision for loan losses.
In developing the CECL reserve for its loans and preferred equity held for investment, we consider the risk ranking of each loan and preferred equity as a key credit quality indicator. The risk rankings are based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, our loans and preferred equity held for investment are rated “1” through “5,” from less risk to greater risk, and the ratings are updated quarterly. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows:

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
We also consider qualitative and environmental factors, including, but not limited to, economic and business conditions, nature and volume of the loan portfolio, lending terms, volume and severity of past due loans, concentration of credit and changes in the level of such concentrations in its determination of the CECL reserve.
We have elected to not measure a CECL reserve for accrued interest receivable as it is reversed against interest income when a loan or preferred equity investment is placed on nonaccrual status. Loans and preferred equity investments are charged off against the provision for loan losses when all or a portion of the principal amount is determined to be uncollectible.
Changes in the CECL reserve for our financial instruments are recorded in provision for loan losses on the consolidated statements of operations with a corresponding offset to the loans and preferred equity held for investment or as a component of other liabilities for future loan fundings recorded on our consolidated balance sheets.
Troubled Debt Restructuring (“TDR”)—We classify an individual financial instrument as a TDR when it has a reasonable expectation that the financial instrument’s contractual terms will be modified in a manner that grants concession to the borrower who is experiencing financial difficulty. Concessions could include term extensions, payment deferrals, interest rate reductions, principal forgiveness, forbearance, or other actions designed to maximize our collection on the financial instrument. We determine the CECL reserve for financial instruments that are TDRs individually.
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
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income (“OCI”) in the consolidated statements of equity. However, we have elected the fair value option for the assets and liabilities of our investments in securitization financing entities (“Investing VIEs”), and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of December 31, 2020, we held subordinate tranches of two securitization trusts, which represent our retained interest in the securitization trusts, which we consolidate under U.S. GAAP. Refer to Note 5, “Real Estate Securities, Available for Sale” to Part IV, Item 15, “Exhibits and Financial Statement Schedules” for further discussion.
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
At December 31, 2020, our investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC arrangements accounted for as equity method investments.
Impairment
Evaluation of impairment applies to equity method investments and equity investments under the measurement alternative. If indicators of impairment exist, we will first estimate the fair value of its investment. In assessing fair value, we generally consider, among others, the estimated fair value of the investee, which is based on significant assumptions including the estimated timing and probabilities of the future cash flows of unconsolidated joint ventures, utilizing discount rates and capitalization rates.
For investments under the measurement alternative, if carrying value of the investment exceeds its fair value, an impairment is deemed to have occurred.
For equity method investments, further consideration is made if a decrease in value of the investment is other-than-temporary to determine if impairment loss should be recognized. Assessment of OTTI involves management judgment, including, but not limited to, consideration of the investee’s financial condition, operating results, business prospects and creditworthiness, our ability and intent to hold the investment until recovery of its carrying value. If management is unable to reasonably assert that an impairment is temporary or believes that we may not fully recover the carrying value of its investment, then the impairment is considered to be other-than-temporary.
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
Recent Accounting Updates
For recent accounting updates, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risks are interest rate risk, prepayment risk, extension risk, credit risk, real estate market risk, capital market risk and foreign currency risk, either directly through the assets held or indirectly through investments in unconsolidated ventures, with each risk heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. As stated in the “Impact of COVID-19” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we and our Manager are taking steps to mitigate certain risks associated with COVID-19, however the extent to which the COVID-19 pandemic impacts us, our business, our borrowers and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic efforts of the pandemic and containment measures, among others.
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
As of December 31, 2020, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would decrease interest income by $12.2 million annually, net of interest expense.
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
We are also subject to the credit risk of the tenants in our properties, including business closures, occupancy levels, meeting rent or other expense obligations, lease concessions, and ESG standards and practices among other factors, all of which have and may continue to be detrimentally impacted by the COVID-19 pandemic. We seek to undertake a rigorous credit evaluation of the tenants prior to acquiring properties. This analysis includes an extensive due diligence investigation of the tenants’ businesses, as well as an assessment of the strategic importance of the underlying real estate to the respective tenants’ core business operations. Where appropriate, we may seek to augment the tenants’ commitment to the properties by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities that are deemed credit worthy.
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
The COVID-19 pandemic has had a direct and volatile impact on the global markets, including the commercial real estate equity and debt capital markets. The disruption caused by the COVID-19 pandemic has led to a negative impact on asset valuations and significant constraints on liquidity in the capital markets, which have led to restrictions on lending activity, downward pressure on covenant compliance and requirements to post margin or repayments under master repurchase financing arrangements. Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. We have timely met margin calls, primarily under our CMBS Credit Facilities.
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
Foreign Currency Risk
We have foreign currency rate exposures related to our foreign currency-denominated investments held by our foreign subsidiaries. Changes in foreign currency rates can adversely affect the fair values and earning of our non-U.S. holdings. We generally mitigate this foreign currency risk by utilizing currency instruments to hedge our net investments in our foreign subsidiaries. The type of hedging instruments that we employ on our foreign subsidiary investments are put options.
At December 31, 2020, we had approximately NOK 766.3 million and €144.2 million or a total of $266.4 million, in net investments in our European subsidiaries. A 1.0% change in these foreign currency rates would result in a $2.7 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiaries.
A summary of the foreign exchange contracts in place at December 31, 2020, including notional amount and key terms, is included in Note 15, “Derivatives,” to Part IV, Item 15, “Exhibits and Financial Statement Schedules.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at December 31, 2020, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Colony Credit Real Estate, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Colony Credit Real Estate, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Colony Credit Real Estate, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Colony Credit Real Estate, Inc. as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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
February 25, 2021

Item 9B. Other Information
Master Repurchase Facility - Morgan Stanley Bank, N.A. - Omnibus Amendment to Transaction Documents
On April 23, 2019, MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC and CLNC Credit 1UK, LLC (collectively, “MS Seller”), each an indirect subsidiary of the Company, entered into a Second Amended and Restated Master Repurchase and Securities Contract Agreement (the “MS Repurchase Agreement”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”). As described in more detail in the Repurchase Agreement documentation, the Repurchase Agreement provided up to $600.0 million to finance first mortgage loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate: $500 million for commercial real estate that may be located in the United States, and $100 million for commercial real estate that may be located in Belgium, France, Germany, Ireland, Luxembourg, the Netherlands, the United Kingdom, Spain, or any other jurisdiction approved by Morgan Stanley. The transactions contemplated under the Repurchase Agreement may be denominated in U.S. Dollars, Pounds Sterling, Euro or any other currency approved by Morgan Stanley.
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
On February 22, 2021, the MS Seller, the Operating Partnership and Morgan Stanley entered into a Fourth Omnibus Amendment (the “MS Fourth Amendment”), under which MS Seller has two successive one (1) year extension options from the then current facility termination date, permitting an outside extension term to April 20, 2023. In addition, the parties agreed to LIBOR replacement provisions (including benchmark transition events and SOFR replacement terms) and to remove foreign assets as eligible assets for financing consideration under the Transaction Documents.
The foregoing summary does not purport to be a complete description and is qualified in its entirety by reference to (i) the MS Fourth Amendment, which is filed as an exhibit to this Form 10-K, (ii) the MS TNW Amendment, which is filed as an exhibit to the Company’s Form 10-Q filed on May 8, 2020, (iii) the MS Repurchase Agreement and MS Ratification Agreement, which are filed as exhibits to the Company’s Current Report on Form 8-K filed on April 26, 2019, and (iv) the MS Guaranty, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 25, 2018.
MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following is a discussion of certain material U.S. federal income tax considerations relating to our qualification and taxation as a REIT and the acquisition, holding, and disposition of our Class A common stock (for purposes of this section only “stock”). As used in this section, references to the terms “Company,” “we,” “our,” and “us” mean only Colony Credit Real Estate, Inc. and not its subsidiaries or other lower-tier entities, except as otherwise indicated. This summary is based upon the Internal Revenue Code of 1986, as amended (the “Code), the regulations promulgated by the U.S. Treasury Department (“Treasury Regulations”), rulings and other administrative interpretations and practices of the Internal Revenue Service (the “IRS”) (including administrative interpretations and practices expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers who requested and received those rulings), and judicial decisions, all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of the tax consequences described below. Credit RE Operating Company, LLC (the “Operating Partnership”) has not sought and will not seek an advance ruling from the IRS regarding any matter discussed in this section. The summary is also based upon the assumption that we have operated and will operate the Operating Partnership and its subsidiaries and affiliated entities in accordance with their applicable organizational documents and various statements made in that section as to our intended method of operation. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of its investment or tax circumstances, or to investors subject to special tax rules, including:
•insurance companies;

•tax-exempt organizations (except to the extent discussed in “Considerations Relating to Colony Credit Real Estate Inc.’s Class A Common Stock-Taxation of Holders of Class A Common Stock-Taxation of Tax-Exempt Holders” below);
•financial institutions or broker-dealers;
•non-U.S. individuals and non-U.S. corporations (except to the extent discussed in “Considerations Relating to Colony Credit Real Estate Inc.’s Class A Common Stock-Taxation of Holders of Class A Common Stock-Taxation of Non-U.S. Holders” below);
•U.S. expatriates;
•persons who mark-to-market our stock;
•subchapter S corporations;
•U.S. holders, as defined below, whose functional currency is not the U.S. dollar;
•regulated investment companies;
•REITs;
•trusts and estates;
•holders who receive our stock through the exercise of employee stock options or otherwise as compensation;
•persons holding our stock as part of a “straddle,” “hedge,” “conversion transaction,” “synthetic security” or other integrated investment;
•persons subject to the alternative minimum tax provisions of the Code;
•persons holding our stock through a partnership or similar pass-through entity or arrangement; and
•persons holding a 10% or more (by vote or value) beneficial interest in our stock.
The CARES Act
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (P.L. 116-136) that was signed into law on March 27, 2020 includes several significant tax provisions. These changes include:
•the elimination of the taxable income limit for net operating losses (“NOLs”) for all taxable years beginning after December 31, 2017 and before January 1, 2021, thereby permitting corporate taxpayers to use NOLs to fully offset taxable income (although as a REIT, we will continue to only be able to use NOLs against taxable income remaining after taking into account any dividends-paid deduction);
•allowing our TRSs to carry back NOLs arising in 2018, 2019, and 2020 to the five taxable years preceding the taxable year of the loss;
•an increase to the business interest limitation under Section 163(j) of the Code, from 30 percent to 50 percent for taxable years 2019 and 2020 and the addition of an election by taxpayers to use their 2019 adjusted taxable income as their adjusted taxable income in 2020 for purposes of applying the limitation; and
•a “technical correction” amending Section 168(e)(3)(E) of the Code to add “qualified improvement property” to “15-year property” and assigning a class life of 20 years under Section 168(g)(3)(B) of the Code to qualified improvement property under Section 168(e)(3)(E)(vii) of the Code.
The Tax Cuts and Jobs Act
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
U.S. Holders and Non-U.S. Holders
For purposes of this discussion, a ‘‘U.S. holder’’ is a beneficial holder of stock who is:
•a citizen or resident of the United States;
•a corporation (including an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the U.S. or a political subdivision thereof or the District of Columbia;
•an estate whose income is subject to U.S. federal income taxation regardless of its source; or
•a trust if (1) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (2) it has a valid election in place to be treated as a U.S. person.
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
Even if the Company qualifies for taxation as a REIT, the Company will be subject to U.S. federal tax in the following circumstances:
•the Company will pay U.S. federal income tax on any taxable income, including net capital gain, that we do not distribute to holders during, or within a specified time period after, the calendar year in which the income is earned.
•the Company will pay income tax at the highest corporate rate on:
•net income from the sale or other disposition of property acquired through foreclosure, or foreclosure property, that we hold primarily for sale to customers in the ordinary course of business; and
•other non-qualifying income from foreclosure property.
•the Company will pay a 100% tax on net income earned from sales or other dispositions of property, other than foreclosure property, by an entity other than a taxable REIT subsidiary, or a TRS, if such property is held primarily for sale to customers in the ordinary course of business.
•if the Company fails to satisfy one or both of the 75% gross income test or the 95% gross income test, as described below in the section entitled “—Requirements for Qualification-Gross Income Tests,” and nonetheless continues to qualify as a REIT because we meet other requirements, we will pay a 100% tax on: the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, multiplied, in either case, by
•a fraction intended to reflect its profitability.
•if the Company fails any of the asset tests (other than a de minimis failure of the 5% asset test or the 10% vote or value test, as described below in the section entitled “—Requirements for Qualification-Asset Tests”), as long as the failure was due to reasonable cause and not to willful neglect, we file a description of each asset that caused such failure with the IRS, and we dispose of the assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure, we will pay a tax equal to the greater of $50,000 or the highest U.S. federal income tax rate then applicable to U.S. corporations (currently 21%) on the net income from the non-qualifying assets during the period in which we failed to satisfy the asset tests in order to remain qualified as a REIT.
•if the Company fails to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, and such failure is due to reasonable cause and not to willful neglect, we will be required to pay a penalty of $50,000 for each such failure in order to remain qualified as a REIT.
•if the Company fails to distribute during a calendar year at least the sum of: (i) 85% of its REIT ordinary income for the year; (ii) 95% of its REIT capital gain net income for the year; and (iii) any undistributed taxable income required to be distributed from earlier periods, we will pay a 4% nondeductible excise tax on the excess of the required distribution over the amount it actually distributed, plus any retained amounts on which income tax has been paid at the corporate level.
•the Company may elect to retain and pay income tax on our net long-term capital gain. In that case, to the extent that we made a timely designation of such gain, a U.S. holder would be taxed on its proportionate share of our undistributed long-term capital gain and would receive a credit or refund for its proportionate share of the tax we paid.
•the Company will be subject to a 100% excise tax on transactions with a TRS that are not conducted on an arm’s-length basis.
•if the Company acquires any asset from a non-REIT C corporation in a merger or other transaction in which we acquire a basis in the asset that is determined by reference either to the non-REIT C corporation’s basis in the asset or to another asset, we will pay tax at the highest regular corporate rate applicable if we recognize a gain on the sale or disposition of the asset during the five-year period after we acquire the asset, provided no election is made for the transaction to be taxable on a current basis. This tax will generally apply to gain recognized with respect to assets that we hold as of the effective date of our REIT election if such gain is recognized during the five-year period following such effective date or it may apply if we were to engage in (or, potentially, become a successor to an entity that had engaged in) a tax-free spin-off transaction under Section 355 of the Code within five years of such effective date. The amount of gain on which we would pay tax in the foregoing circumstances is the lesser of:
•the amount of gain that the Company recognizes at the time of the sale or disposition (or would have recognized if, at the time of a spin-off transaction described above, we had disposed of the applicable asset); and
•the amount of gain that the Company would have recognized if we had sold the asset at the time we acquired it, assuming that the non-REIT C corporation will not elect in lieu of this treatment an immediate tax when the asset is acquired.
•the Company may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to meet recordkeeping requirements intended to monitor our compliance with rules relating to the composition of a REIT’s holders, as described below in the section entitled “—Requirements for Qualification-Recordkeeping Requirements.”
•the earnings of the Company’s lower-tier entities that are subchapter C corporations, excluding any qualified REIT subsidiaries, or QRSs, but including domestic TRSs, are subject to U.S. federal corporate income tax.
•if the Company owns a residual interest in a real estate mortgage investment conduit, or a REMIC, we will be taxable at the highest corporate rate on the portion of any excess inclusion income that it derives from the REMIC residual interests equal to the percentage of our stock that is held in record name by “disqualified organizations.” Although the law is unclear, IRS guidance indicates that similar rules may apply to a REIT that owns an equity interest in a taxable mortgage pool. To the extent that we own a REMIC residual interest or a taxable mortgage pool through a TRS, we will not be subject to this tax. For a discussion of “excess inclusion income,” refer below to the section entitled “— Requirements for Qualification—Taxable Mortgage Pools.” A “disqualified organization” includes:
•the United States;
•any state or political subdivision of the United States;
•any foreign government;
•any international organization;
•any agency or instrumentality of any of the foregoing;
•any other tax-exempt organization, other than a farmer’s cooperative described in Section 521 of the Code, that is exempt both from income taxation and from taxation under the unrelated business taxable income provisions of the Code; and
•any rural electrical or telephone cooperative.
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

Requirements for Qualification
A REIT is a corporation, trust or association that meets each of the following requirements:
1.It is managed by one or more trustees or directors.
2.Its beneficial ownership is evidenced by transferable shares or by transferable certificates of beneficial interest.
3.It would be taxable as a domestic corporation but for the REIT provisions of the U.S. federal income tax laws.
4.It is neither a financial institution nor an insurance company subject to special provisions of the U.S. federal income tax laws.
5.At least 100 persons are beneficial owners of its shares or ownership certificates.
6.Not more than 50% in value of its outstanding shares or ownership certificates is owned, directly or indirectly, by five or fewer individuals, which the Code defines to include certain entities, during the last half of any taxable year.
7.It elects to be a REIT, or has made such election for a previous taxable year, and satisfies all relevant filing and other administrative requirements established by the IRS that must be met to elect and maintain REIT status.
8.It meets certain other qualification tests, described below, regarding the nature of its income and assets and the amount of its distributions to holders.
9.It uses a calendar year for U.S. federal income tax purposes.
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
Taxable Mortgage Pools. An entity, or a portion of an entity, may be classified as a taxable mortgage pool, or a TMP under the Code if:
•substantially all of its assets consist of debt obligations or interests in debt obligations;
•more than 50% of those debt obligations are real estate mortgages or interests in real estate mortgages as of specified testing dates;
•the entity has issued debt obligations that have two or more maturities; and
•the payments required to be made by the entity on its debt obligations “bear a relationship” to the payments to be received by the entity on the debt obligations that it holds as assets.
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
•cannot be offset by any net operating losses otherwise available to the holder;
•in the case of a holder that is a REIT, a regulated investment company or a common trust fund or other pass-through entity, is considered excess inclusion income of such entity;
•is subject to tax as unrelated business taxable income in the hands of most types of holders that are otherwise generally exempt from U.S. federal income tax;
•results in the application of U.S. federal income tax withholding at the maximum rate (30%), without reduction for any otherwise applicable income tax treaty or other exemption, to the extent allocable to most types of non-U.S. holders; and
•is taxable (at the highest corporate tax rate, currently 21%) to the REIT, rather than its holders, to the extent allocable to the REIT’s stock held in record name by holders that are disqualified organizations (generally, tax-exempt entities not subject to unrelated business income tax, including governmental organizations), in which case such disqualified organization could be obligated to reimburse the Company for that tax.
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
Gross Income Tests
The Company must satisfy two gross income tests annually to qualify as a REIT. First, at least 75% of the Company’s gross income for each taxable year must consist of defined types of income that it derives, directly or indirectly, from investments relating to real property or mortgages on real property or qualified temporary investment income. Qualifying income for purposes of the 75% gross income test generally includes:
•rents from real property;
•interest on debt secured by mortgages on real property or on interests in real property (including certain types of mortgage backed securities);
•dividends or other distributions on, and gain from the sale of, shares in other REITs;
•gain from the sale of real estate assets;
•income and gain derived from foreclosure property;
•income derived from a REMIC in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets, in which case all of the income derived from the REMIC; and
•income derived from the temporary investment of new capital that is attributable to the issuance of our stock or a public offering of our debt with a maturity date of at least five years that is received during the one-year period beginning on the date on which the Company received such new capital.
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
Rents from Real Property
Rent that the Company receives from its real property will qualify as “rents from real property” which is qualifying income for purposes of the 75% and 95% gross income tests, only if the following conditions are met:
•First, the rent must not be based, in whole or in part, on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely by reason of being based on fixed percentages of receipts or sales.
•Second, rents the Company receives from a “related party tenant” will not qualify as rents from real property in satisfying the gross income tests unless the tenant is a TRS, and either: (i) at least 90% of the property is leased to unrelated tenants and the rent paid by the TRS is substantially comparable to the rent paid by the unrelated tenants for comparable space; or (ii) the TRS leases a qualified lodging facility or qualified health care property and engages an eligible independent contractor, as defined above in “—Taxable REIT Subsidiaries,” to operate such facility or property on its behalf. A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of the tenant.
•Third, if rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as rents from real property. However, if the 15% threshold is exceeded, the rent attributable to personal property will not qualify as rents from real property.
•Fourth, the Company generally must not operate or manage its real property or furnish or render services to its tenants, other than through an “independent contractor” who is adequately compensated and from whom the Company does not derive revenue. However, the Company may provide services directly to tenants if the services are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not considered to be provided for the tenants’ convenience. In addition, the Company may directly provide a minimal amount of “noncustomary” services to the tenants of a property as long as its income from the services (valued at not less than 150% of the Company’s direct cost of performing such services) does not exceed 1% of its income from the related property in which case only the amounts for noncustomary services are not treated as rents from real property. If, however, the gross income from such noncustomary services exceeds this 1% threshold, none of the gross income derived from the relevant property will qualify as rents from real property. Furthermore, the Company may own up to 100% of the stock of a TRS that provides customary and noncustomary services to its tenants without tainting the rental income for the related properties. Refer to the section entitled “—Taxable REIT Subsidiaries.”
Unless the Company determines that the resulting non-qualifying income under any of the following circumstances, taken together with all other non-qualifying income earned by it in the taxable year, will not jeopardize its qualification as a REIT, the Company does not intend to:
•derive rental income attributable to personal property other than personal property leased in connection with the lease of real property, the amount of which is less than 15% of the total rent received under the lease;
•rent any property to a related party tenant, including, except with respect to qualified health care properties and qualified lodging facilities, a TRS;
•charge rent for any property that is based in whole or in part on the income or profits of any person, except by reason of being based on a fixed percentage or percentages of receipts or sales, as described above; or
•directly or indirectly perform services considered to be noncustomary or provided for the tenant’s convenience other than through a TRS or independent contractor.
Interest
The term “interest,” as defined for purposes of both gross income tests, generally excludes any amount that is based, in whole or in part, on the income or profits of any person. However, interest generally includes the following:
•an amount that is based on a fixed percentage or percentages of receipts or sales; and

•an amount that is based on the income or profits of a debtor, as long as the debtor derives substantially all of its income from the real property securing the debt from leasing substantially all of its interest in the property and only to the extent that the amounts received by the debtor would be qualifying “rents from real property” if received directly by a REIT.
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
Prohibited Transactions
A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. The Company believes that none of its assets are held or will be held primarily for sale to customers and that a sale of any of its assets has not been, and will not be, in the ordinary course of its business. Whether a REIT holds an asset “primarily for sale to customers in the ordinary course of a trade or business” depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. A safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction and the 100% prohibited transaction tax is available if the following requirements are met:
•the REIT has held the property for not less than two years;

•the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of the sale that are includable in the basis of the property do not exceed 30% of the net selling price of the property;
•either: (i) during the year in question, the REIT did not make more than seven sales of property other than foreclosure property or sales to which Section 1031 or 1033 of the Code applies; (ii) the aggregate adjusted bases of all such properties sold by the REIT during the year did not exceed 10% of the aggregate bases of all of the assets of the REIT at the beginning of the year; (iii) the aggregate fair market value of all such properties sold by the REIT during the year did not exceed 10% of the aggregate fair market value of all of the assets of the REIT at the beginning of the year; (iv)(A) the aggregate adjusted tax bases of all such properties sold by the REIT during the year did not exceed 20% of the aggregate adjusted bases of all property of the REIT at the beginning of the year and (B) the three-year average percentage of properties sold by the REIT compared to all the REIT’s properties (measured by adjusted bases) taking into account the current and two prior years did not exceed 10%; or (v)(A) the aggregate fair market value of all such properties sold by the REIT during the year did not exceed 20% of the aggregate fair market value of all property of the REIT at the beginning of the year and (B) the three-year average percentage of properties sold by the REIT compared to all the REIT’s properties (measured by fair market value) taking into account the current and two prior years did not exceed 10%;
•in the case of property not acquired through foreclosure or lease termination, the REIT has held the property for at least two years for the production of rental income; and
•if the REIT has made more than seven sales of non-foreclosure property during the taxable year, substantially all of the marketing and development expenditures with respect to the property were made through an independent contractor from whom the REIT derives no income or a TRS.
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
Foreclosure Property
The Company will be subject to tax at the maximum corporate rate on any income from foreclosure property, which includes certain foreign currency gains and related deductions recognized, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income. However, gross income from foreclosure property will qualify under the 75% and 95% gross income tests. Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:
•that is acquired by a REIT as the result of the REIT having bid on such property at foreclosure or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or default was imminent on a lease of such property or on indebtedness that such property secured;
•for which the related loan was acquired by the REIT at a time when the default was not imminent or anticipated; and
•for which the REIT makes a proper election to treat the property as foreclosure property.
A REIT will not be considered to have foreclosed on a property where the REIT takes control of the property as a mortgagee-in-possession and cannot receive any profit or sustain any loss except as a creditor of the mortgagor. Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property or longer if an extension is granted by the Secretary of the Treasury. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:
•on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;
•on which any construction takes place on the property, other than completion of a building or any other improvement, where more than 10% of the construction was completed before default became imminent; or

•which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.
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
•the Company’s failure to meet those tests is due to reasonable cause and not to willful neglect; and
•following such failure for any taxable year, the Company files a schedule of the sources of its income with the IRS.
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
Asset Tests
To qualify as a REIT, the Company also must satisfy the following asset tests at the end of each quarter of each taxable year. First, at least 75% of the value of its total assets must consist of:
•cash or cash items, including certain receivables and money market funds;
•government securities;
•interests in real property, including leaseholds, options to acquire real property and leaseholds, and personal property to the extent such personal property is leased in connection with real property and rents attributable to such personal property are treated as “rents from real property”;
•interests in mortgage loans secured by real property;
•stock in other REITs and debt instruments issued by “publicly offered REITs”;
•investments in stock or debt instruments during the one-year period following the Company’s receipt of new capital that it raises through equity offerings or public offerings of debt with at least a five-year term; and
•regular or residual interests in a REMIC. However, if less than 95% of the assets of a REMIC consist of assets that are qualifying real estate-related assets under the U.S. federal income tax laws, determined as if the Company held such assets, the Company will be treated as holding directly its proportionate share of the assets of such REMIC.
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
For purposes of the 5% asset test, the 10% vote or value test and the 25% securities test, the term “securities” does not include stock in another REIT, debt of a “publicly offered REIT,” equity or debt securities of a QRS or, in the case of the 5% asset test and 10% vote or value test, TRS debt or equity, mortgage loans or MBSs that constitute real estate assets, or equity interests in a partnership. The term “securities,” however, generally includes debt securities issued by a partnership or another REIT (other than a “publicly offered REIT”), except, for purposes of the 10% value test, the term “securities” does not include:
•“Straight debt” securities, which is defined as a written unconditional promise to pay on demand or on a specified date a sum certain in money if: (i) the debt is not convertible, directly or indirectly, into equity; and (ii) the interest rate and interest payment dates are not contingent on profits, the borrower’s discretion, or similar factors. “Straight debt” securities do not include any securities issued by a partnership or a corporation in which the Company or any TRS in which the Company owns more than 50% of the voting power or value of the shares hold non-“straight debt” securities that have an aggregate value of more than 1% of the issuer’s outstanding securities. However, “straight debt” securities include debt subject to the following contingencies:
•a contingency relating to the time of payment of interest or principal, as long as either: (i) there is no change to the effective yield of the debt obligation, other than a change to the annual yield that does not exceed the greater of 0.25% or 5% of the annual yield; or (ii) neither the aggregate issue price nor the aggregate face amount of the issuer’s debt obligations held by the Company exceeds $1 million and no more than 12 months of unaccrued interest on the debt obligations can be required to be prepaid; and
•a contingency relating to the time or amount of payment upon a default or prepayment of a debt obligation, as long as the contingency is consistent with customary commercial practice.
•Any loan to an individual or an estate;
•Any “section 467 rental agreement” other than an agreement with a related party tenant;
•Any obligation to pay “rents from real property”;
•Certain securities issued by governmental entities;
•Any security issued by a REIT;
•Any debt instrument issued by an entity treated as a partnership for U.S. federal income tax purposes in which the Company is a partner to the extent of its proportionate interest in the equity and debt securities of the partnership; and
•Any debt instrument issued by an entity treated as a partnership for U.S. federal income tax purposes not described in the preceding bullet points if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test described above in the section entitled “—Gross Income Tests.”
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
Failure to Satisfy the Asset Tests
The Company has monitored, and will continue to monitor, the status of its assets for purposes of the various asset tests. If the Company fails to satisfy the asset tests at the end of a calendar quarter, it will not lose its REIT qualification if:
•the Company satisfied the asset tests at the end of the preceding calendar quarter; and
•the discrepancy between the value of the Company’s assets and the asset test requirements arose from changes in the market values of its assets and was not wholly or partly caused by the acquisition of one or more non-qualifying assets.
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
Distribution Requirements
Each taxable year, the Company must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our holders in an aggregate amount at least equal to the sum of:
•90% of its “REIT taxable income,” computed without regard to the dividends paid-deduction and its net capital gain or loss; and
•90% of its after-tax net income, if any, from foreclosure property; minus
•the sum of certain items of non-cash income.

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
The Company will pay U.S. federal income tax on taxable income, including net capital gain, that it does not distribute to holders. Furthermore, if the Company fails to distribute during a calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of:
•85% of its REIT ordinary income for such year;
•95% of its REIT capital gain income for such year; and
•any undistributed taxable income from prior periods,
The Company will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts it actually distributes and the amounts of income retained on which the Company has paid corporate income tax.
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
Taxation of Tax-Exempt Holders
Tax-exempt entities, including qualified employee pension and profit-sharing trusts and individual retirement accounts and annuities, generally are exempt from U.S. federal income taxation. However, they are subject to taxation on their unrelated business taxable income, or UBTI. While many investments in real estate generate UBTI, the IRS has issued a published ruling that dividend distributions from a REIT to an exempt employee pension trust do not constitute UBTI, provided that the exempt employee pension trust does not otherwise use the shares of the REIT in an unrelated trade or business of the pension trust. Based on that ruling, amounts that the Company distributes to tax-exempt holders generally should not constitute UBTI. However, if a tax-exempt holder were to finance its investment in our stock with debt, a portion of the income that it receives from the Company would constitute UBTI pursuant to the “debt-financed property” rules. In addition, the Company’s dividends that are attributable to excess inclusion income will constitute UBTI in the hands of most tax-exempt holders. Refer to the section entitled “— Requirements for Qualification—Taxable Mortgage Pools.” Furthermore, social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under special provisions of the U.S. federal income tax laws are subject to different UBTI rules, which generally will require them to characterize distributions that they receive from the Company as UBTI. Finally, in certain circumstances, a qualified employee pension or profit-sharing trust that owns more than 10% of our stock is required to treat a percentage of the dividends that it receives from the Company as UBTI if the Company is a “pension-held REIT.” Such percentage is equal to the gross income that the Company derives from an unrelated trade or business, determined as if the Company were a pension trust, divided by the Company’s total gross income for the year in which the Company pays the dividends. That rule applies to a pension trust holding more than 10% of our stock only if:
•the percentage of the Company’s dividends that the tax-exempt trust would be required to treat as UBTI is at least 5%;
•the Company qualifies as a REIT by reason of the modification of the rule requiring that no more than 50% of our stock be owned by five or fewer individuals that allows the beneficiaries of the pension trust to be treated as holding our stock in proportion to its actuarial interests in the pension trust (refer to the section entitled “—Requirements for Qualification”); and
•either: (i) one pension trust owns more than 25% of the value of our stock; or (ii) a group of pension trusts individually holding more than 10% of the value of our stock collectively owns more than 50% of the value of our stock.
Taxation of Non-U.S. Holders
The rules governing U.S. federal income taxation of non-U.S. holders of stock are complex. This section is only a summary of such rules. Non-U.S. holders are urged to consult their tax advisors to determine the impact of U.S. federal, state, local and foreign income tax laws on the ownership of our stock, including any reporting requirements.
A non-U.S. holder that receives a distribution that is not attributable to gain from the Company’s sale or exchange of a United States Real Property Interests, or USRPI, and that the Company does not designate as a capital gain dividend or retained capital gain, will recognize ordinary income to the extent that the Company pays such distribution out of its current or accumulated earnings and profits. A withholding tax equal to 30% of the gross amount of the distribution ordinarily will apply to such distribution unless an applicable tax treaty reduces or eliminates the tax. The Company’s dividends that are attributable to excess inclusion income will be subject to the 30% withholding tax, without reduction for any otherwise applicable income tax treaty. Refer to the section entitled “—Requirements for Qualification—Taxable Mortgage Pools.” If a distribution is treated as effectively connected with the non-U.S. holder’s conduct of a U.S. trade or business, the non-U.S. holder generally will be subject to U.S. federal income tax on the distribution at graduated rates, in the same manner as U.S. holders are taxed with respect to such distribution, and a non-U.S. holder that is a corporation also may be subject to the 30% branch profits tax with respect to the distribution. The Company plans to withhold U.S. income tax at the rate of 30% on the gross amount of any such distribution paid to a non-U.S. holder unless either:
•a lower treaty rate applies and the non-U.S. holder provides an IRS Form W-8BEN or W-8BEN-E to the Company evidencing eligibility for that reduced rate; or

•the non-U.S. holder files an IRS Form W-8ECI with the Company claiming that the distribution is effectively connected income.
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
Capital gain distributions to a non-U.S. holder that are attributable to the Company’s sale of real property will be treated as ordinary dividends rather than as gain from the sale of a USRPI, as long as: (i) (A) such class of our stock is “regularly traded” on an established securities market in the United States; and (B) the non-U.S. holder did not own more than 10% of the applicable class of our stock at any time during the one-year period prior to the distribution; or (ii) the non-U.S. holder was treated as a “qualified shareholder” as discussed below. As a result, non-U.S. holders owning 10% or less of the applicable class of our stock that is “regularly traded” generally will be subject to withholding tax on such capital gain distributions in the same manner as they are subject to withholding tax on ordinary dividends. If a class of our stock is not regularly traded on an established securities market in the United States or the non-U.S. holder owned more than 10% of our stock at any time during the one-year period prior to the distribution, capital gain distributions that are attributable to the Company’s sale of real property would be subject to tax under FIRPTA, as described in the preceding paragraph. Moreover, if a non-U.S. holder disposes of our stock during the 30-day period preceding a dividend payment, and such non-U.S. holder (or a person related to such non-U.S. holder) acquires or enters into a contract or option to acquire our stock within 61 days of the first day of the 30-day period described above, and any portion of such dividend payment would, but for the disposition, be treated as a USRPI capital gain to such non-U.S. holder, then such non-U.S. holder shall be treated as having USRPI capital gain in an amount that, but for the disposition, would have been treated as USRPI capital gain.
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
Information Reporting Requirements and Backup Withholding; Shares Held Offshore
The Company will report to its holders and to the IRS the amount of distributions it pays during each calendar year, and the amount of tax it withholds, if any. Under the backup withholding rules, a holder may be subject to backup withholding at a rate of 28% with respect to distributions unless the holder:
•is a corporation or qualifies for certain other exempt categories and, when required, demonstrates this fact; or
•provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with the applicable requirements of the backup withholding rules.
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
Classification as Partnerships. The Company is entitled to include in its income its distributive share of each Partnership’s income and to deduct its distributive share of each Partnership’s losses only if such Partnership is classified for U.S. federal income tax purposes as a partnership (or an entity that is disregarded for U.S. federal income tax purposes if the entity has only one owner or member) rather than as a corporation or an association taxable as a corporation. An unincorporated domestic entity with at least two owners or members will be classified as a partnership, rather than as a corporation, for U.S. federal income tax purposes if it:
•is treated as a partnership under the Treasury Regulations relating to entity classification or the check-the-box regulations, as described below; and
•is not a “publicly traded” partnership, as defined below.
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
Basis in Partnership Interest. The Company’s adjusted tax basis in any Partnership generally is equal to:
•the amount of cash and the basis of any other property contributed by the Company to the Partnership;
•increased by the Company’s allocable share of the Partnership’s income and its allocable share of indebtedness of the Partnership; and
•reduced, but not below zero, by the Company’s allocable share of the Partnership’s loss and the amount of cash distributed to the Company and by constructive distributions resulting from a reduction in the Company’s share of indebtedness of the Partnership.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.
Item 14. Principal Accounting Fees and Services
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.

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
(a)(3) Exhibits

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Colony Credit Real Estate, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Colony Credit Real Estate, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control− Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for credit losses in the year ended December 31, 2020 due to adoption of Accounting Standard Update, or ASU, 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)”. See below for discussion of our related critical audit matter.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses
Description of the Matter
As of December 31, 2020, the Company’s loans and preferred equity held for investment portfolio and the associated allowance for loan loss totaled $2.2 billion and $37.2 million, respectively. These investments are typically collateralized by commercial real estate. As discussed above and in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Accounting Standard Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The Company establishes a provision at origination or acquisition that reflects management’s estimate of the total expected credit loss over the expected life of the loan or preferred equity investment. The Company reassess the allowance for loan losses for all the loans and preferred equity held for investment at each balance sheet date. In estimating the lifetime expected credit losses, management utilizes a probability of default and loss given default methodology, which considers projected economic conditions over the reasonable and supportable forecast period. The Company also considers qualitative factors in its determination of the allowance for loan losses.
Auditing the allowance for loan loss on loans and preferred equity held for investment portfolio was highly subjective due to the complexity of the models and the judgmental nature of the significant assumptions used in the determination of management’s estimates including certain macro-economic variables, current and stabilized fair values and the stabilized net operating income of the underlying collateral. These assumptions have a significant effect on the allowance for loan loss.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to estimate the allowance for loan losses on its loans and preferred equity held for investment, including management’s review of the significant assumptions described above and the completeness and accuracy of key inputs used in the expected credit loss models.
To test the allowance for loan losses, we performed audit procedures that included, among others, evaluating the methodology and the significant assumptions described above and testing the completeness and accuracy of the data used. With the assistance of our internal specialists and other professionals, we evaluated the appropriateness of the probability of default and loss given default methodology used to estimate the allowance and assessed the underlying macroeconomic variables used in the model. We reviewed the sensitivity analyses prepared by management and compared management’s significant assumptions to relevant information from external sources. For a sample of loans, we involved our internal real estate valuation professionals to assist us in performing procedures to corroborate the reasonableness of current and stabilized fair values and stabilized net operating income of the underlying collateral utilized in developing the allowance for loan losses. We also evaluated the reasonableness of qualitative adjustments made by management based on the fair value of the underlying collateral.

Impairment of Equity Method Investments
Description of the Matter
As of December 31, 2020, the Company’s investments in joint ventures accounted for as equity method investments totaled $373.4 million. As described in Note 2 and Note 4 to the consolidated financial statements, the Company periodically assesses whether there are any indicators that the value of its investments in unconsolidated joint ventures may be impaired. An investment is impaired if management’s estimate of the value of the investment is less than its carrying value and such decline in value is determined to be other than temporary. To the extent that an other than temporary impairment has occurred, the impairment loss is measured as the excess of the carrying amount of the investment over the value of the investment. During the year ended December 31, 2020, the Company recorded other than temporary impairment charges related to its investments in joint ventures of $160.3 million.
Auditing management’s assessment of other than temporary impairment involved a high degree of subjectivity in the evaluation of whether events or changes in circumstances have occurred indicating that the Company’s investments in unconsolidated joint ventures may be impaired and the measurement of any impairment recognized. If an impairment indicator exists, the fair value of the investment is estimated based on a number of assumptions including the estimated timing and probabilities of the future cash flows of the unconsolidated joint ventures, discount and capitalization rates that are forward looking and could be affected by future economic and market conditions. The estimated fair values of the investments in unconsolidated joint ventures were highly sensitive to relatively small changes in one or more of those assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to evaluate if other than temporary impairment indicators exist for its investments in unconsolidated joint ventures and the measurement and recognition of any related impairment. For example, we tested controls over management’s review for the identification of impairment indicators and its review of the significant assumptions and key inputs utilized in the estimate of the fair value of the investments.
We performed audit procedures that included, among others, evaluating management’s identification of indicators that the Company’s investments in unconsolidated joint ventures may be impaired and its assessment as to whether such impairment was other than temporary. For investments with other than temporary impairment indicators, we performed audit procedures to evaluate the significant assumptions described above and test the clerical accuracy of the models used to determine the fair value of the investment. For example, we evaluated the reasonableness of management’s estimates of the timing and probabilities of future cash flows from the investments as well as the reasonableness of the discount and capitalization rates by comparing them to the relevant industry and market data. In certain instances, we involved our internal real estate valuation professionals to assist in performing these procedures.

Recognition of Payment-in-Kind (“PIK”) Interest
Description of the Matter
The Company holds certain loan investments that include a Payment-in-Kind (“PIK”) interest income arrangement, either in total or in part. In addition, the Company holds certain loan investments that include PIK interest through unconsolidated joint ventures accounted for as equity method investments. As disclosed in Note 2 to the consolidated financial statements, the Company will recognize PIK interest on an accrual basis to the extent that management determines there is sufficient value in the assets securing the loan to support the accrual and that such amounts are expected to be collected. The Company evaluates its accrued PIK interest periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be realized. If it is determined that there is insufficient value to support the realization of PIK interest or management does not expect the borrower to be able to pay all the principal and interest due at or before maturity, the Company will cease accruing PIK interest.
Auditing the recognition of PIK interest including the Company’s assessment that such amounts will be realized was especially challenging and involved a high degree of subjectivity as a result of the estimation uncertainty inherent in these evaluations. Specifically, there is significant judgment in the evaluation of the estimated projected future performance of the real estate development or operating real estate securing the loans due to the significant assumptions used in the estimation of the future net cash flows to determine whether PIK interest will be realized. The estimates of the future net cash flows to be derived from the real estate development or operating real estate securing the loan are based on significant assumptions including market rental rates and leasing trends, development costs, exit capitalization rates and discount rates. These assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s PIK interest recognition process including its realization assessment. For example, we tested controls over management’s assessment of the future performance of the underlying operating real estate described above including the significant assumptions used in estimating the expected future net cash flows of the properties.
To test the recognition of PIK interest, we performed audit procedures that included, among others, testing the significant assumptions described above and the underlying data used by the Company in its analyses. For example, we assessed management’s analysis of indicators that the carrying amounts of the loan investments that include PIK interest may not be recoverable, performed independent loan review procedures for a sample of loans, and evaluated management’s expected future net cash flows estimates. In certain cases, we involved our internal real estate valuation professionals to assist in performing these procedures. We compared the significant assumptions used by management to current industry and economic trends and observable market-specific data as well as to the historical results of the properties.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
February 25, 2021

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$474,817	$69,619
Restricted cash	65,213	126,065
Loans and preferred equity held for investment	2,220,688	2,848,956
Allowance for loan losses	(37,191)	(272,624)
Loans and preferred equity held for investment, net	2,183,497	2,576,332
Real estate securities, available for sale, at fair value	10,389	252,824
Real estate, net	839,257	1,484,796
Investments in unconsolidated ventures ($6,883 and $10,283 at fair value, respectively)	373,364	595,305
Receivables, net	37,375	46,456
Deferred leasing costs and intangible assets, net	75,700	112,762
Assets held for sale	323,356	189,470
Other assets	60,900	87,707
Mortgage loans held in securitization trusts, at fair value	1,768,069	1,872,970
Total assets	$6,211,937	$7,414,306
Liabilities
Securitization bonds payable, net	$835,153	$833,153
Mortgage and other notes payable, net	1,022,757	1,256,112
Credit facilities	535,224	1,099,233
Due to related party (Note 10)	10,060	11,016
Accrued and other liabilities	96,578	140,424
Intangible liabilities, net	7,657	22,149
Liabilities related to assets held for sale	323	294
Escrow deposits payable	36,973	74,497
Dividends payable	—	13,164
Mortgage obligations issued by securitization trusts, at fair value	1,708,534	1,762,914
Total liabilities	4,253,259	5,212,956
Commitments and contingencies (Note 17)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 128,564,930 and 128,538,703 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1,286	1,285
Additional paid-in capital	2,844,023	2,909,181
Accumulated deficit	(1,234,224)	(819,738)
Accumulated other comprehensive income	54,588	28,294
Total stockholders’ equity	1,665,673	2,119,022
Noncontrolling interests in investment entities	253,225	31,631
Noncontrolling interests in the Operating Partnership	39,780	50,697
Total equity	1,958,678	2,201,350
Total liabilities and equity	$6,211,937	$7,414,306

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

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$19,248	$14,109
Restricted cash	15,397	25,646
Loans and preferred equity held for investment, net	919,681	1,016,781
Real estate, net	413,057	381,608
Investments in unconsolidated ventures	252,384	—
Receivables, net	25,127	26,044
Deferred leasing costs and intangible assets, net	52,240	36,323
Assets held for sale	—	102,397
Other assets	21,984	26,463
Mortgage loans held in securitization trusts, at fair value	1,768,069	1,872,970
Total assets	$3,487,187	$3,502,341
Liabilities
Securitization bonds payable, net	$835,153	$833,153
Mortgage and other notes payable, net	399,337	341,480
Credit facilities	—	23,882
Accrued and other liabilities	98,576	124,969
Intangible liabilities, net	7,657	20,230
Liabilities related to assets held for sale	—	251
Escrow deposits payable	3,591	10,485
Mortgage obligations issued by securitization trusts, at fair value	1,708,534	1,762,914
Total liabilities	$3,052,848	$3,117,364

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2020	2019	2018
Net interest income
Interest income	$156,851	$175,169	$151,653
Interest expense	(63,043)	(87,730)	(47,074)
Interest income on mortgage loans held in securitization trusts	92,461	120,203	143,371
Interest expense on mortgage obligations issued by securitization trusts	(83,952)	(109,964)	(132,411)
Net interest income	102,317	97,678	115,539

Property and other income
Property operating income	175,037	253,955	178,339
Other income	1,836	2,333	3,651
Total property and other income	176,873	256,288	181,990

Expenses
Management fee expense	29,739	42,390	43,190
Property operating expense	64,987	112,801	73,616
Transaction, investment and servicing expense	9,975	7,191	36,800
Interest expense on real estate	48,860	55,415	43,437
Depreciation and amortization	59,766	103,220	90,986
Provision for loan losses	78,561	220,572	113,911
Impairment of operating real estate	42,814	282,749	31,813
Administrative expense (including $4,367, $10,810 and $7,113 of equity-based compensation expense, respectively)	26,551	31,936	26,634
Total expenses	361,253	856,274	460,387

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(50,521)	4,090	5,003
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	2,772	(3,447)
Other loss, net	(118,725)	(972)	(2,766)
Loss before equity in earnings of unconsolidated ventures and income taxes	(251,309)	(496,418)	(164,068)
Equity in earnings (loss) of unconsolidated ventures	(135,173)	36,942	23,774
Income tax benefit (expense)	10,898	(3,172)	(37,059)
Net loss	(375,584)	(462,648)	(177,353)
Net loss attributable to noncontrolling interests:
Investment entities	13,924	38,208	4,771
Operating Partnership	8,361	9,928	4,084
Net loss attributable to Colony Credit Real Estate, Inc. common stockholders	$(353,299)	$(414,512)	$(168,498)

Net loss per common share - basic and diluted (Note 19)	$(2.75)	$(3.25)	$(1.41)

Weighted average shares of common stock outstanding - basic and diluted (Note 19)	128,548	128,391	120,677
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(375,584)	$(462,648)	$(177,353)
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	(16,319)	17,848	(1,327)
Change in fair value of net investment hedges	21,764	15,460	11,305
Foreign currency translation gain (loss)	23,397	(3,901)	(10,387)
Total other comprehensive income (loss)	28,842	29,407	(409)
Comprehensive income (loss)	(346,742)	(433,241)	(177,762)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	11,731	38,208	4,771
Operating Partnership	8,008	9,214	4,094
Comprehensive income (loss) attributable to common stockholders	$(327,003)	$(385,819)	$(168,897)

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	—	$—	—	$—	$821,031	$258,777	$—	$1,079,808	$327,762	$—	$1,407,570
Contributions	—	—	—	—	—	—	—	—	290	—	290
Distributions	—	—	—	—	—	—	—	—	(20,104)	—	(20,104)
Adjustments related to the Combination	82,484	825	44,399	444	2,072,865	(79,774)	—	1,994,360	(230,494)	73,626	1,837,492
Issuance and amortization of equity-based compensation	968	10	—	—	7,103	—	—	7,113	—	—	7,113
Other comprehensive loss	—	—	—	—	—	—	(399)	(399)	—	(10)	(409)
Dividends and distributions declared ($1.60 per share)	—	—	—	—	—	(203,832)	—	(203,832)	—	(4,905)	(208,737)
Shares canceled for tax withholding on vested stock awards	(42)	(1)	—	—	(659)	—	—	(660)	—	—	(660)
Reallocation of equity	—	—	—	—	(987)	—	—	(987)	—	987	—
Net income (loss)	—	—	—	—	—	(168,498)	—	(168,498)	(4,771)	(4,084)	(177,353)
Balance as of December 31, 2018	83,410	$834	44,399	$444	$2,899,353	$(193,327)	$(399)	$2,706,905	$72,683	$65,614	$2,845,202
Contributions	—	—	—	—	—	—	—	—	156	—	156
Distributions	—	—	—	—	—	—	—	—	(3,000)	—	(3,000)
Conversion of Class B-3 common stock to Class A common stock	44,399	444	(44,399)	(444)	—	—	—	—	—	—	—
Issuance and amortization of equity-based compensation	832	8	—	—	10,802	—	—	10,810	—	—	10,810
Other comprehensive income	—	—	—	—	—	—	28,693	28,693	—	714	29,407
Dividends and distributions declared ($1.65 per share)	—	—	—	—	—	(211,899)	—	(211,899)	—	(5,081)	(216,980)
Shares canceled for tax withholding on vested stock awards	(102)	(1)	—	—	(1,596)	—	—	(1,597)	—	—	(1,597)
Reallocation of equity	—	—	—	—	622	—	—	622	—	(622)	—
Net income (loss)	—	—	—	—	—	(414,512)	—	(414,512)	(38,208)	(9,928)	(462,648)
Balance as of December 31, 2019	128,539	$1,285	—	$—	$2,909,181	$(819,738)	$28,294	$2,119,022	$31,631	$50,697	$2,201,350
Contributions	—	—	—	—	—	—	—	—	200,960	—	200,960
Distributions	—	—	—	—	—	—	—	—	(36,397)	—	(36,397)
Issuance and amortization of equity-based compensation	237	2	—	—	4,365	—	—	4,367	—	—	4,367
Other comprehensive income	—	—	—	—	—	—	26,294	26,294	2,195	353	28,842
Dividends and distributions declared ($0.30 per share)	—	—	—	—	—	(38,543)	—	(38,543)	—	(922)	(39,465)
Shares canceled for tax withholding on vested stock awards	(211)	(1)	—	—	(1,742)	—	—	(1,743)	—	—	(1,743)
Reallocation of equity	—	—	—	—	1,445	—	—	1,445	—	(1,445)	—
Costs of noncontrolling equity	—	—	—	—	(466)	—	—	(466)	—	—	(466)
Investment by JV partner in consolidated JV and equity reallocation related to that partner's return (see Note 2)	—	—	—	—	(68,760)	—	—	(68,760)	68,760	—	—
Effect of CECL Adoption (see Note 2)	—	—	—	—	—	(22,644)	—	(22,644)	—	(542)	(23,186)
Net income (loss)	—	—	—	—	—	(353,299)	—	(353,299)	(13,924)	(8,361)	(375,584)
Balance as of December 31, 2020	128,565	$1,286	—	$—	$2,844,023	$(1,234,224)	$54,588	$1,665,673	$253,225	$39,780	$1,958,678

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(375,584)	$(462,648)	$(177,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	135,173	(36,942)	(23,774)
Depreciation and amortization	59,766	103,220	90,986
Straight-line rental income	(3,899)	(6,827)	(6,520)
Amortization of above/below market lease values, net	(409)	(2,904)	(44)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(9,485)	(13,109)	(7,907)
Amortization of deferred financing costs	12,133	9,657	4,794
Amortization of right-of-use lease assets and operating lease liabilities	86	101	—
Paid-in-kind interest added to loan principal, net of interest received	1,446	(7,784)	(5,837)
Distributions of cumulative earnings from unconsolidated ventures	13,429	65,136	43,481
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	50,521	(4,090)	(5,003)
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(2,772)	3,447
Realized loss on securities from write-down to fair value	32,606	—	—
Realized loss on sale of real estate securities, available for sale	42,153	—	—
Realized gain on sale of real estate	(14,599)	—	—
Realized loss on sale of loans receivable	1,457	—	—
Provision for loan losses	78,561	220,572	113,911
Impairment of operating real estate	42,814	282,749	31,813
Amortization of equity-based compensation	4,367	10,810	7,113
Mortgage notes above/below market value amortization	(666)	400	(576)
Deferred income tax (benefit) expense	(172)	(4,652)	28,354
Other (gain) loss, net	23,524	9,678	114
Changes in assets and liabilities:
Receivables, net	13,243	(9,136)	11,062
Deferred costs and other assets	12,935	(14,871)	(27,931)
Due to related party	(957)	(4,003)	5,710
Other liabilities	(22,087)	4,591	14,882
Net cash provided by operating activities	96,356	137,176	100,722
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(296,981)	(1,350,120)	(919,461)
Repayment on loans and preferred equity held for investment	434,677	465,647	626,622
Repayment on loans held for sale	137,132	—
Proceeds from sale of real estate	454,589	85,389	167,877
Cash and restricted cash received in the Combination			328,454
Cash and restricted cash received related to foreclosure of loans held for investment	—	3,436	4,900
Cash deconsolidated			(26,112)
Acquisition of and additions to real estate, related intangibles and leasing commissions	(23,210)	(24,218)	(415,117)
Investments in unconsolidated ventures	(48,934)	(47,938)	(239,663)
Proceeds from sale of investments in unconsolidated ventures	108,367	115,298	—
Distributions in excess of cumulative earnings from unconsolidated ventures	25,221	212,611	98,501
Acquisition of real estate securities, available for sale	—	—	(58,665)
Repayment of real estate securities, available for sale, from sales	149,629	—	—
Repayment of real estate securities, available for sale, from cost recovery	3,579	—	—
Repayment of principal in mortgage loans held in securitization trusts	76,719	47,540
Proceeds from sale of mortgage loans held in securitization trusts	—	39,848	—
Net receipts on settlement of derivative instruments	19,637	28,890	—
Deposit on investments	—	(372)	(29,423)
Change in escrow deposits	(37,683)	7,964	(5,618)
Net cash provided (used in) by investing activities	1,002,742	(416,025)	(467,705)
Cash flows from financing activities:
Distributions paid on common stock	(51,707)	(217,721)	(185,291)
Distributions paid on common stock to noncontrolling interests	(922)	(5,081)	(4,460)
Shares canceled for tax withholding on vested stock awards	(1,743)	(1,596)	(659)
Borrowings from mortgage notes	18,618	93,582	246,365
Repayment of mortgage notes	(240,081)	(8,349)	(141,818)
Borrowings from credit facilities	298,583	1,443,118	1,716,362
Repayment of credit facilities	(862,592)	(1,709,802)	(999,312)
Borrowing from securitization bonds	—	840,423	—
Repayment of securitization bonds	—	(81,372)	(108,246)
Repayment of mortgage obligations issued by securitization trusts	(76,719)	(47,540)	—
Payment of deferred financing costs	(6,741)	(16,035)	(15,610)
Contributions from noncontrolling interests	200,494	156	290
Distributions to noncontrolling interests	(31,252)	(3,000)	(20,104)
Net cash provided by (used in) financing activities	(754,062)	286,783	487,517
Effect of exchange rates on cash, cash equivalents and restricted cash	(690)	287	(176)
Net increase (decrease) in cash, cash equivalents and restricted cash	344,346	8,221	120,358
Cash, cash equivalents and restricted cash - beginning of period	195,684	187,463	67,105
Cash, cash equivalents and restricted cash - end of period	$540,030	$195,684	$187,463
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)

	Year Ended December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$69,619	$77,317	$25,204
Restricted cash	126,065	110,146	41,901
Total cash, cash equivalents and restricted cash, beginning of period	$195,684	$187,463	$67,105

End of the period
Cash and cash equivalents	$474,817	$69,619	$77,317
Restricted cash	65,213	126,065	110,146
Total cash, cash equivalents and restricted cash, end of period	$540,030	$195,684	$187,463

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$111,688	$142,987	$81,683
Cash paid (received) for income taxes, net	$(5,961)	$(3,093)	$21,178
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired in the Combination	$—	$—	$6,651,614
Liabilities assumed in the Combination	—	—	4,821,133
Noncontrolling interests assumed in the Combination	—	—	82,542
Common stock issued for acquisition of NorthStar I and NorthStar II	—	—	2,021,373
Deconsolidation of certain CLNY Contributed Portfolio investments (Note 2)	—	—	287,021
Secured Financing	—	—	50,314
Noncontrolling interests in the Operating Partnership	—	—	73,626
Consolidation of securitization trust (VIE asset/liability additions)	—	—	211,778
Deconsolidation of securitization trust (VIE asset/liability reductions)	—	(1,239,627)	—
Deconsolidation of interest in joint ventures	(5,145)	—	—
Accrual of distribution payable	(13,164)	13,164	18,986
Foreclosure of loans held for investment, net of provision for loan losses	—	127,356	117,878
Right-of-use lease assets and operating lease liabilities	(1,393)	27,496	—
Debt assumed related to acquisition of real estate	—	—	200,153
Deferred tax liabilities assumed related to acquisition of real estate	—	—	35,958
Loans held for investment payoff received from servicer	—	—	10,201
Conversion of Class B-3 common stock to Class A common stock	—	444	—

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
The Company was organized in the state of Maryland on August 23, 2017. On January 31, 2018, the Company completed the transactions contemplated by that certain Master Combination Agreement, dated as of August 25, 2017, as amended and restated on November 20, 2017 (the “Combination Agreement,” as further discussed below). The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2018. Effective June 25, 2018, the Company changed its name from Colony NorthStar Credit Real Estate, Inc. to Colony Credit Real Estate, Inc. Also on June 25, 2018, Colony NorthStar, Inc. changed its name to Colony Capital, Inc. The Company conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, Credit RE Operating Company, LLC (the “Operating Partnership” or “OP”). At December 31, 2020, the Company owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned by an affiliate of the Company as noncontrolling interests.
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
Segment Realignment
During the third quarter of 2019, the Company realigned the business and reportable segment information to reflect how the Chief Operating Decision Makers (“CODM”) regularly review and manage the business. Refer to Note 18, “Segment Reporting” for further detail.
Impact of COVID-19
Through the fourth quarter of 2020, countries around the world continue to face healthcare and economic challenges arising from the coronavirus disease 2019, or COVID-19. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, are having a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company's loans and preferred equity held for investment and real estate investments in the hospitality and retail sectors have experienced or anticipate a myriad of challenges, including, but not limited to: significant declines in operating cash flows of the Company’s investments which in turn affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company); flexible lease payment terms sought by tenants; increased property operating costs such as labor and supplies as a result of COVID-19; potential payment defaults on the Company's loans and preferred equity held for investment; and a distressed market affecting real estate values in general. The COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
The volatility in equity and debt markets, and the economic fallout from COVID-19 continue to affect the valuation of the Company’s financial assets, carried at fair value. The Company’s consideration and assessment of impairment is discussed further in Note 3, “Loans and Preferred Equity Held for Investment, net,” Note 5, “Real Estate Securities, Available for Sale,” Note 6, “Real Estate, net and Real Estate Held for Sale” and Note 14, “Fair Value.”
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of December 31, 2020, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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
Other consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. At December 31, 2020, the noncontrolling interests in the operating real estate properties represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
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
As of December 31, 2020, the Company held subordinate tranches of securitization trusts in two Investing VIEs for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trusts. The Company’s subordinate tranches of the securitization trusts, which represent the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trusts, less the Company’s retained interest from the subordinate tranches of the securitization trusts), income and expenses of the Investing VIEs are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trusts only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
income attributable to its retained interest in the subordinate tranches of the securitization trusts. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
Unconsolidated VIEs
As of December 31, 2020, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of December 31, 2020.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of December 31, 2020 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$10,389	$10,188
Investments in unconsolidated ventures	298,554	323,608
Loans and preferred equity held for investment, net	18,141	18,141
Total assets	$327,084	$351,937
The Company did not provide financial support to the unconsolidated VIEs during the year ended December 31, 2020. As of December 31, 2020, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of real estate securities, available for sale was determined as the amortized cost as of December 31, 2020. See Note 5, “Real Estate Securities, Available for Sale” for further discussion on fair value of the real estate securities. The maximum exposure to loss of investments in unconsolidated ventures and loans and preferred equity held for investment, net was determined as the carrying value plus any future funding commitments. Refer to Note 3, “Loans and Preferred Equity Held for Investment, net” and Note 17, “Commitments and Contingencies” for further discussion.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at December 31, 2020 or December 31, 2019. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
At December 31, 2020, the Company had no loans classified as held for sale.
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
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. Another key consideration in this assessment is the Company’s assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses. During the year ended December 31, 2020, the Company recorded impairment related to its operating real estate of $42.8 million to reflect the net proceeds expected to be received based on executed purchase and sale agreements. See Note 6, “Real Estate, net and Real Estate Held for Sale” and Note 14, “Fair Value” for further detail.
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
At December 31, 2020, the Company classified one property each in its Core and Legacy, Non-Strategic Portfolios as held for sale. See Note 6, “Real Estate, net and Real Estate Held for Sale,” Note 18, “Segment Reporting” and Note 20, “Subsequent Events” for further detail.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
subsequent decrease in fair value, which is recorded as an additional impairment loss. Fair value of foreclosed properties is generally based on third party appraisals, broker price opinions, comparable sales or a combination thereof.
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of December 31, 2020, the Company held subordinate tranches of two securitization trusts, which represent the Company’s retained interest in the securitization trusts, which the Company consolidates under U.S. GAAP. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
During the year ended December 31, 2020, the Company recorded an impairment loss of $32.6 million related to its CRE securities. The impairment loss is included in other loss, net in the Company’s consolidated statements of operations. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2020 and December 31, 2019, the Company’s investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC arrangements accounted for as equity method investments.
Impairment
Evaluation of impairment applies to equity method investments and equity investments under the measurement alternative. If indicators of impairment exist, the Company will first estimate the fair value of its investment. In assessing fair value, the Company generally considers, among others, the estimated fair value of the investee, which is based on significant assumptions including the estimated timing and probabilities of the future cash flows of the unconsolidated joint venture, utilizing discount rates and capitalization rates.
For investments under the measurement alternative, if carrying value of the investment exceeds its fair value, an impairment is deemed to have occurred.
For equity method investments, further consideration is made if a decrease in value of the investment is other-than-temporary to determine if impairment loss should be recognized. Assessment of OTTI involves management judgment, including, but not limited to, consideration of the investee’s financial condition, operating results, business prospects and creditworthiness, the Company’s ability and intent to hold the investment until recovery of its carrying value. If management is unable to reasonably assert that an impairment is temporary or believes that the Company may not fully recover the carrying value of its investment, then the impairment is considered to be other-than-temporary.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of April 1, 2020, the Company placed its investment grade and non-investment grade rated CRE securities on cost recovery and as a result, ceased accretion of any discounts to expected maturity and applied any cash interest received against the CRE securities amortized cost basis. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed on March 27, 2020. Among other things, the CARES Act temporarily removed the 80% limitation on the amount of taxable income that can be offset with a net operating loss (“NOL”) for 2019 and 2020 and allowed for a carryback of net operating losses generated in years 2018 through 2020 to each of the preceding five years. During the year ended December 31, 2020, the Company completed its analysis of the impact of the CARES Act on its NOLs and recorded a de minimis adjustment in the consolidated statement of operations.
For the years ended December 31, 2020, 2019 and 2018, the Company recorded an income tax benefit of $10.9 million and income tax expense of $3.2 million and $37.1 million, respectively. The tax benefit recorded for the year ended December 31, 2020 is primarily the result of the Company finalizing its 2019 federal tax return and determining it would be able to carryback certain tax capital losses to prior years resulting in a projected refund of $11.3 million.
Accounting Standards Adopted in 2020
Credit Losses - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which amends the credit impairment model for financial instruments. The Company adopted ASU 2016-13 using the modified retrospective method on January 1, 2020.
The prior incurred loss model has been replaced with a lifetime current expected credit loss (“CECL”) model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity (“HTM”) debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For available-for-sale (“AFS”) debt securities, unrealized credit losses are recognized as allowances rather than reductions in amortized cost basis and elimination of the OTTI concept will result in more frequent estimation of credit losses. The accounting model for purchased credit impaired loans and debt securities has been simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. The existing model for beneficial

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
interests that are not of high credit quality was amended to conform to the new impairment models for HTM and AFS debt securities.
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
In measuring the CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 through December 2020 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
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
In developing the CECL reserve for its loans and preferred equity held for investment, the Company considers the risk ranking of each loan and preferred equity as a key credit quality indicator. The risk rankings are based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, the Company’s loans and preferred equity held for investment are rated “1” through “5,” from less risk to greater risk, and the ratings are updated quarterly. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows:
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
Changes in the CECL reserve for the Company’s financial instruments are recorded in provision for loan losses on the Statement of Operations with a corresponding offset to the loans and preferred equity held for investment or as a component of other liabilities for future loan fundings recorded on the Company’s consolidated balance sheets. See Note 3, “Loans and Preferred Equity Held for Investment, net” for further detail.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Revised Significance Tests-In May 2020, the SEC issued a new rule regarding the financial statement requirements for acquisitions and dispositions of a business, which included, among other things, amending (i) certain criteria in the significance tests for acquired or to-be-acquired businesses, (ii) related pro forma financial information requirements, including its form and content, and (iii) related disclosure requirements, including the number of acquiree financial statement periods to be presented in SEC filings. The final rule is effective for fiscal years beginning after December 31, 2020, with early application permitted. The Company adopted this SEC final rule, effective October 1, 2020.
Future Application of Accounting Standards
Income Tax Accounting—In December 2019, the FASB issued ASU No. 2019-12, Simplifying Accounting for Income Taxes. The ASU simplifies accounting for income taxes by eliminating certain exceptions to the general approach in ASC 740, Income Taxes, and clarifies certain aspects of the guidance for more consistent application. The simplifications relate to intraperiod tax allocations when there is a loss in continuing operations and a gain outside of continuing operations, accounting for tax law or tax rate changes and year-to-date losses in interim periods, recognition of deferred tax liability for outside basis difference when investment ownership changes, and accounting for franchise taxes that are partially based on income. The ASU also provides new guidance that clarifies the accounting for transactions resulting in a step-up in tax basis of goodwill, among other changes. Transition is generally prospective, other than the provision related to outside basis difference which is on a modified retrospective basis with the cumulative effect adjusted to retained earnings at the beginning of the period adopted, and franchise tax provision which is on either full or modified retrospective. ASU No. 2019-12 is effective January 1, 2021, with early adoption permitted in an interim period, to be applied to all provisions. The Company adopted this on January 1, 2021 and does not expect that this will have a material impact.
Accounting for Certain Equity Investments—In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions between Topic 321 Investments-Equity Securities, Topic 323-Investments Equity Method and Joint Ventures, and Topic 815-Derivatives and Hedging. The ASU clarifies that if as a result of an observable transaction, an equity investment under the measurement alternative is transitioned into equity method and vice versa, an equity method investment is transitioned into measurement alternative, the investment is to be remeasured immediately before and after the transaction, respectively. The ASU also clarifies that certain forward contracts or purchased options to acquire equity securities that are not deemed to be derivatives or in-substance common stock will generally be measured using the fair value principles of ASC 321 before settlement or exercise, and that an entity should not be considering how it will account for the resulting investments upon eventual settlement or exercise. ASU No. 2020-01 is to be applied prospectively, effective January 1, 2021, with early adoption permitted in an interim period. The Company adopted this on January 1, 2021 and does not expect that this will have a material impact.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	December 31, 2020				December 31, 2019
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Fixed rate
Mezzanine loans	$155,803	$155,225	12.8%	4.0	$223,395	$222,503	12.8%	4.2
Preferred equity interests	18,680	18,681	15.0%	2.7	115,384	115,313	12.5%	6.9
Other loans(2)	—	—	—%	0.0	12,572	12,448	15.0%	4.4
	174,483	173,906			351,351	350,264
Variable rate
Senior loans	1,029,760	1,026,846	5.4%	3.4	1,462,467	1,457,738	6.0%	3.8
Securitized loans(3)	1,006,495	1,004,698	5.1%	3.4	1,006,495	1,002,696	5.2%	4.2
Mezzanine loans	12,000	12,120	11.5%	1.7	38,110	38,258	11.4%	2.0
Preferred equity interests	3,118	3,118	5.3%	0.0	—	—	—	—
	2,051,373	2,046,782			2,507,072	2,498,692
Loans and preferred equity held for investment	2,225,856	2,220,688			2,858,423	2,848,956

Allowance for loan losses	NA	(37,191)			NA	(272,624)
Loans and preferred equity held for investment, net	$2,225,856	$2,183,497			$2,858,423	$2,576,332
_________________________________________
(1)Calculated based on contractual interest rate.
(2)Includes one corporate term loan secured by the borrower’s limited partnership interests in a fund at December 31, 2019.
(3)Represents loans transferred into securitization trusts that are consolidated by the Company.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2020, the weighted average maturity, including extensions, of loans and preferred equity investments was 3.4 years.
The Company had $7.0 million and $9.8 million of interest receivable related to its loans and preferred equity held for investment, net as of December 31, 2020 and December 31, 2019, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019
Balance at January 1	$2,576,332	$2,020,497
Acquisitions/originations/additional funding	296,981	1,350,120
Loan maturities/principal repayments	(476,335)	(460,147)
Foreclosure of loans held for investment	—	(174,048)
Transfer to loans held for sale	(154,370)	(5,016)
Discount accretion/premium amortization	7,766	6,319
Capitalized interest	(1,446)	12,486
Provision for loan losses(1)	(85,744)	(220,572)
Effect of CECL adoption(2)	(20,847)	—
Charge-off	41,160	46,693
Balance at December 31	$2,183,497	$2,576,332
_________________________________________
(1)Provision for loan losses includes $5.2 million for a loan that was subsequently transferred to held for sale during the second quarter of 2020 and the net provision recorded upon loan repayment totaling $2.7 million during the year ended December 31, 2020. Additionally, provision for loan losses excludes $0.8 million determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.
(2)Calculated by the Company’s PD/LGD model upon CECL adoption on January 1, 2020. See Note 2, “Summary of Significant Accounting Polices” for further details.
Nonaccrual and Past Due Loans and Preferred Equity
Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. At December 31, 2020, all loans and preferred equity held for investment remained current on interest payments.
During the year ended December 31, 2020, the following loans within the Core Portfolio were resolved:
•The Company placed one loan secured by a hotel in Bloomington, Minnesota (“Midwest Hospitality”) on nonaccrual status due to a borrower default during the fourth quarter of 2019. During the three months ended March 31, 2020, the Company recognized a $2.3 million provision for loan loss on the Midwest Hospitality loan to reflect the estimated fair value of the collateral, which was based on feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale. The Company had been sweeping cash from the hotel to amortize the unpaid principal balance of the loan. During the three months ended September 30, 2020, the hotel property securing this loan was sold and the Company received $24.5 million in gross proceeds and concurrently provided a bridge loan in the amount of $19.5 million to a new borrower, secured by Midwest Hospitality.
•Additionally, the Company had a total $20.9 million allowance for loan losses recorded as of March 31, 2020, which included an $8.8 million allowance for loan losses resulting from the adoption of CECL and an additional $12.1 million provision for loan losses recognition during the three months ended March 31, 2020, on one loan secured by six suburban office buildings (“Northeast Office Portfolio”). During the three months ended September 30, 2020, the Company received gross proceeds of $80.7 million in a discounted payoff of the Northeast Office Portfolio which was equal to the carrying value of the loan, net of current provision for loan losses. As such, no additional provision for loan losses were required at September 30, 2020.
•Also, during the three months ended June 30, 2020 the Company classified one loan secured by a hospitality asset in San Diego, California (“West Hospitality”) as held for sale and recognized a net loss of $32.8 million to reflect the expected proceeds to be collected in a sale of the loan. The Company had recorded a $5.2 million allowance for loan

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
losses as of March 31, 2020, which included a $2.6 million allowance for loan losses resulting from the adoption of CECL and an additional $2.6 million provision for loan losses recognized for West Hospitality during the three months ended March 31, 2020. In connection with transferring the loan to held for sale during the current quarter, the Company reversed out the $5.2 million from provision for loan losses line item and recorded a $38.0 million in other loss, net. During the three months ended September 30, 2020, the West Hospitality loan was sold. The Company received $105.2 million in gross proceeds and recognized an additional loss of $1.5 million.
•Furthermore, the Company had a total $1.6 million allowance for loan losses recorded as of September 30, 2020, which included a $0.1 million allowance for loan losses resulting from the adoption of CECL and an additional $1.5 million provision for loan losses recognition recorded during the first and second quarters of 2020, on one loan secured by the borrowers limited partner interests in a fund (“Corporate Term loan”). During the three months ended December 31, 2020, the Company received gross proceeds of $12.1 million in a discounted payoff of the Corporate Term loan which was equal to the carrying value of the loan, net of current provision for loan losses.
During the year ended December 31, 2020, the following loans within the Legacy, Non-Strategic Portfolio were resolved:
•In March 2018, the borrower on the Company’s four NY hospitality loans failed to make all required interest payments and the loans were placed on nonaccrual status. These four loans are secured by the same collateral. During 2018, the Company recorded $53.8 million of provision for loan losses to reflect the estimated value to be recovered from the borrower following a sale. During 2019, the Company recorded an additional provision for loan loss of $154.3 million based on significant deterioration in the NY hospitality market, feedback from the sales process and the estimated value to be recovered from the borrower following a potential sale. During the three months ended March 31, 2020, the significant detrimental impact of COVID-19 on the U.S. hospitality industry further contributed to the deterioration of the Company’s four NY hospitality loans and as such the Company recorded an additional provision for loan losses of $36.8 million. During the three months ended June 30, 2020, the Company completed a discounted payoff of the NY hospitality loans and related investment interests.
•The Company placed one loan secured by a regional mall (“Midwest Regional Mall”) on nonaccrual status during 2019 as collectability of the principal was uncertain; as such, interest collected is recognized using the cost recovery method by applying interest collected as a reduction to loan carrying value. The Company recorded $10.6 million of impairment related to Midwest Regional Mall and transferred the loan to held for sale during 2019. During the three months ended June 30, 2020, the Midwest Regional Mall was sold. The Company received $8.3 million in gross proceeds and recognized a gain of $3.7 million.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before allowance for loan losses, if any (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due(1)	60-89 Days Past Due	90 Days or More Past Due(2)	Total Loans
December 31, 2020	$2,220,688	$—	$—	$—	$2,220,688
December 31, 2019	2,558,505	32,322	—	258,129	2,848,956
_________________________________________
(1)At December 31, 2019, 30-59 days past due includes one loan (Midwest Hospitality) that was placed on nonaccrual status during the fourth quarter of 2019 following a borrower default. During the year ended December 31, 2020, Midwest Hospitality was repaid in a discounted payoff at which time the Company provided a bridge loan totaling $19.5 million to a new borrower.
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
Upon adoption of ASU 2016-13 the incurred loss model has been replaced with a lifetime current expected credit loss model for the Company’s loans carried at amortized cost, and as such all loans in the Company’s portfolio maintain an allowance for loan losses at December 31, 2020. See Note 2, “Summary of Significant Accounting Policies—Accounting Standards Adopted in 2020—Credit Losses” for further details.
The average carrying value and interest income recognized on impaired loans were as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018
Average carrying value before allowance for loan losses	$434,343	$463,043
Interest income	11,469	21,105
Allowance for Loan Losses
As of December 31, 2019, the allowance for loan losses was $272.6 million related to $409.7 million in carrying value of loans.
Changes in allowance for loan losses on loans are presented below (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Allowance for loan losses at beginning of period	$272,624	$109,328	$517
Effect of CECL adoption(1)	21,093	—	—
Provision for loan losses(2)	85,497	220,572	109,328
Charge-off	(41,160)	(46,693)	—
Recoveries	—	—	(517)
Transfer to loans held for sale(4)	(300,863)	(10,583)	—
Allowance for loan losses at end of period(3)	$37,191	$272,624	$109,328

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
_________________________________________
(1)Calculated by the Company’s PD/LGD model upon CECL adoption on January 1, 2020. See Note 2, “Summary of Significant Accounting Policies” for further details.
(2)Provision for loan losses includes $5.2 million for a loan that was subsequently transferred to held for sale during the second quarter of 2020 and net provision recorded upon loan repayment totaling $2.7 million during the year ended December 31, 2020. Additionally, provision for loan losses excludes $0.8 million determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.
(3)At December 31, 2020, includes $37.2 million related to the Company’s PD/LGD model.
(4)At December 31, 2020, the Company did not classify any of its loans as held for sale.
Loans and Preferred Equity Held for Sale
At December 31, 2020, the Company did not classify any of its loans as held for sale. At December 31, 2019, the Company classified $5.0 million of loans and preferred equity as held for sale. There were no assets held for sale that constituted discontinued operations as of December 31, 2020 and December 31, 2019.
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
As of December 31, 2020, there were no loans and preferred equity investments past due and all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were five loans held for investment with contractual payments past due as of December 31, 2019. For the year ended December 31, 2020, no debt investment contributed more than 10.0% of interest income.
The following table provides a summary by carrying values before any allowance for loan losses of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies—Accounting Standards Adopted in 2020—Credit Losses” for loans risk ranking definitions.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2020	2019	2018	2017	2016	Prior	Total
Senior loans
Risk Rankings:
3	$176,851	$344,871	$260,391	$33,645	$—	$—	$815,758
4	—	812,255	403,531	—	—	—	1,215,786
Total Senior loans	176,851	1,157,126	663,922	33,645	—	—	2,031,544

Mezzanine loans
Risk Rankings:
4	—	92,261	62,964	12,120	—	—	167,345
Total Mezzanine loans	—	92,261	62,964	12,120	—	—	167,345

Preferred equity interests and other
Risk Rankings:
4	3,118	—	18,681	—	—	—	21,799
Total Preferred equity interests and other	3,118	—	18,681	—	—	—	21,799

Total Loans and preferred equity held for investment	$179,969	$1,249,387	$745,567	$45,765	$—	$—	$2,220,688

The Company considers several risk factors when assigning its risk ranking each quarter. Throughout 2020, average risk ranking was impacted by the current and potential future effects of the COVID-19 pandemic, resulting in a number of assets moving from average risk (3) to high risk (4).
For the three months ended December 31, 2020, the Company believes the extended impact of the COVID-19 pandemic remains uncertain, and therefore continues to represent a significant risk to the Company’s portfolio. As such, the year-end average rating is 3.7, which is consistent with the Company’s average risk ranking throughout 2020.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2020, assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $163.0 million. Refer to Note 17, “Commitments and Contingencies” for further details. At December 31, 2020, the Company recorded a $1.3 million allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with the credit losses accounting standard No. 2016-13. See Note 2, “Summary of Significant Accounting Policies” for further details.

4. Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	December 31, 2020	December 31, 2019
Equity method investments	$366,481	$585,022
Investments under fair value option	6,883	10,283
Investments in Unconsolidated Ventures	$373,364	$595,305

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of December 31, 2020 and December 31, 2019, respectively.
The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Carrying Value
Investments	Description	December 31, 2020	December 31, 2019
ADC investments(1)(2)(3)	Interests in three acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	$57,481	$59,576
Other investment ventures(1)(4)	Interests in six investments, each with less than $133.8 million carrying value at December 31, 2020	309,000	525,446
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
(3)Includes two investments with a carrying value of $57.5 million that were contributed to a preferred financing arrangement. See Note 13, “Noncontrolling Interests,” for further information.
(4)Includes four investments with a carrying value of $194.9 million that were contributed to a preferred financing arrangement. See Note 13, “Noncontrolling Interests,” for further information.
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
Within the Company’s Core Portfolio:
During 2019 the Company recorded a $17.6 million impairment loss related to an equity participation interest in a joint venture to reflect the estimated fair value of the collateral. During the three months ended June 30, 2020 the Company sold the related preferred equity investment at par and included one-third of the Company’s equity participation in the sale and recognized a loss of $10.1 million. This is included in other loss, net on the Company’s consolidated statements of operations.

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
Within the Company’s Core Portfolio:
•The Company’s mezzanine loan and preferred equity investment in a development project in Los Angeles County, which includes a hospitality and retail renovation and a new condominium tower construction (the “Mixed-use Project”), was converted into a mezzanine participation during the three months ended September 30, 2020. The Company’s investment was made through a joint venture with affiliates of the Company’s Manager (the “Colony Mezzanine Lender”) in the form of a $574.0 million commitment to the Mixed-use Project, of which the Company’s proportionate share of the commitment is $189.0 million.
In April 2020, the senior mortgage lender notified the borrower developer that the Mixed-use Project loan funding was over budget, due to cost overruns from certain hard and soft costs and senior loan interest reserve shortfalls projected through completion. As a result, during the second quarter of 2020, the Company and its affiliates made two protective advances to the senior mortgage lender totaling $69.1 million, of which the Company’s proportionate share was $28.5 million. During the three months ended June 30, 2020, the Company placed the mezzanine loan and preferred equity investment on nonaccrual status.
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
Having recently completed the Upsized Mezzanine Loan refinancing, among other factors, for the three months ended September 30, 2020 and December 31, 2020, the Company continues to maintain the nonaccrual status and fair value loss adjustment on the proportionate share of the Colony Mezzanine Lender’s B-participation investment.
•Also, during the three months ended June 30, 2020, the Company recognized its proportionate share of fair value losses totaling $7.0 million on one mezzanine loan secured by a mixed-use development project (“West Mixed-use”). West Mixed-use’s decrease in fair value is a result of revised sale expectations. The Company previously placed West Mixed-use on nonaccrual status in January 2020.
•Additionally, the Company holds a $189.6 million co-lender interest (61%) in a senior mortgage loan in the amount of $310.9 million. The Company’s investment interests are held through a joint venture that includes private investment vehicles managed by Colony Capital (the “Colony Senior Lenders”). The senior mortgage is Euro-denominated and is for a fully entitled land acquisition for a mixed-use development project in Dublin, Ireland (Project Dockland).

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The land has planning permission for 420 apartments and approximately 380,000 square feet of offices, but the project borrower has applied for planning permission to increase these numbers to approximately 1,000 total residential units across two towers of 40 and 44 stories and 540,000 square feet of offices. These applications are currently under review by the planning authorities. Pre-letting discussions are ongoing in respect to the office building.
While the Project Dockland schedule had been extended by approximately six to nine months, as previously disclosed, the majority of enabling works commenced in July 2020 and were on track to be completed in January 2021. The enabling works are currently on hold due to new restrictions (closure of construction sites) imposed by the Irish government in early January 2021 and such restrictions are expected to last through at least through February 2021. The aforementioned delay and/or further delays may limit the ability of the borrower to obtain a senior secured development construction facility within the expected timeline as initially underwritten. The Company and its senior mortgage co-lenders regularly engage in discussions with the borrower to address continuing developments at the project.
The combination of project delays, the permitting process and uncertain market conditions as a result of COVID-19 (including adverse impacts on demand for office and residential space), continue to negatively impact the Colony Senior Lenders’ investment interest and elevated concerns regarding the ability to secure an anchor tenant and realize the full amount of the existing senior mortgage loan. During the three months ended September 30, 2020, the Company placed the senior mortgage loan on nonaccrual status. During the three months ended December 31, 2020, the Company continues to maintain nonaccrual status and recorded its proportionate share of a fair value loss adjustment totaling $64.0 million, of which $57.7 million was allocated to the Company and $6.4 million was allocated to the Company’s partner in the “5-Investment Preferred Financing.” Refer to “Liquidity and Capital Resources” section for further discussion.
Project Dockland’s fair value was based on a weighted average probability analysis of potential resolutions based on a number of factors which included the inability to secure an anchor tenant in a timely manner or at all, the lack of clarity around the timing of entitlements and continuing uncertain market conditions as a result of COVID-19. The loan’s initial maturity date was December 31, 2020, and we have extended the loan to June 2021. The Company is working with the borrower and evaluating options, however uncertainties regarding development, permitting, leasing, and exit strategies may continue to impact the investment.
During the second quarter of 2020, the Company completed an asset level preferred financing on five assets which included Project Dockland.
Refer to “Potential Sources of Liquidity” in “Liquidity and Capital Resources” for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests, which range from 1.0% to 17.4%, in PE Investments under the fair value option. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
During the three months ended March 31, 2020, the Company received the final $1.8 million in proceeds related to the sale of its PE Investments.
Investments in Unconsolidated Ventures Held for Sale
During the fourth quarter of 2020, the Company accepted a discounted payoff on one investment in an unconsolidated venture secured by a land development loan (“West Land Development Loan”) in its Legacy, Non-Strategic Portfolio with a carrying value of $11.0 million. In connection with this, the Company recognized a $2.6 million realized loss.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of December 31, 2020 and December 31, 2019 (dollars in thousands):

								Weighted Average
		Principal Amount(1)	Total Discount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value	Coupon(2)	Unleveraged Current Yield(3)
As of Date:	Count				Gain	(Loss)
December 31, 2020	2	$19,560	$(9,371)	$10,189	$200	$—	$10,389	3.35%	—%
December 31, 2019	43	292,284	(55,981)	236,303	17,084	(563)	252,824	3.19%	7.12%
_________________________________________
(1)CRE securities serve as collateral for financing transactions for the CMBS Credit Facilities (refer to Note 9, “Debt,” for further detail). As of December 31, 2020, the Company has fully repaid its CMBS Credit Facility.
(2)All CMBS are fixed rate.
(3)The Company placed all of its CRE securities on cost recovery status as of April 1, 2020.
Consistent with the overall market, the Company’s CRE securities, which it marks to fair value, lost significant value since the onset of the COVID-19 pandemic. While the company will evaluate selling its investment grade and non-investment grade rated CRE securities over the next twelve months, it is more likely than not that the company will sell before recovery. During the year ended December 31, 2020, the Company wrote down through earnings the amortized cost basis for securities in which the fair value dropped below the amortized cost basis, realizing a loss of $32.6 million. The loss is recorded in other gain (loss), net on the Company’s consolidated statements of operations.
During the year ended December 31, 2020, the Company sold 41 CRE securities for a total gross sales price of $149.6 million and recognized a net loss of $42.2 million. The loss is recorded in other gain (loss), net on the Company’s consolidated statements of operations. In connection with these sales, the Company fully repaid $104.0 million of debt on its CMBS Credit Facility. At December 31, 2020 the Company has two remaining CRE securities, which are on cost recovery, and as a result has ceased accretion of any discounts to expected maturity and applied any cash interest received against the CRE securities’ carrying value. This decision was made given the inability to project future cash flows.
The Company recorded an unrealized loss in OCI of $16.3 million for the year ended December 31, 2020 and an unrealized gain in OCI of $17.8 million for the year ended December 31, 2019. As of December 31, 2020, the Company did not hold any securities in an unrealized loss position.
As of December 31, 2020, the weighted average contractual maturity of CRE securities was 28.4 years with an expected maturity of 5.5 years.
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
As of December 31, 2020, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $1.7 billion and $1.6 billion, respectively. As of December 31, 2019, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $1.8 billion and $1.6 billion, respectively. As of December 31, 2020, across the two consolidated securitization trusts, the underlying collateral consisted of 114 underlying commercial mortgage loans, with a weighted average coupon of 4.5% and a weighted average loan to value ratio of 60.0%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019
Assets
Mortgage loans held in a securitization trust, at fair value	$1,768,069	$1,872,970
Receivables, net	6,644	7,020
Total assets	$1,774,713	$1,879,990
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$1,708,534	$1,762,914
Accrued and other liabilities	6,119	6,267
Total liabilities	$1,714,653	$1,769,181
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $59.5 million and $110.1 million as of December 31, 2020 and December 31, 2019, respectively, and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 14, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.
The below table presents net income attributable to the Company’s common stockholders for the years ended December 31, 2020, 2019 and 2018 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018(1)
Statement of Operations
Interest expense	$(427)	$(957)	$—
Interest income on mortgage loans held in securitization trusts	92,461	120,203	143,371
Interest expense on mortgage obligations issued by securitization trusts	(83,952)	(109,964)	(132,411)
Net interest income	8,082	9,282	10,960
Administrative expense	(1,476)	(1,114)	(1,528)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(50,521)	4,090	5,003
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	2,772	(3,447)
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(43,915)	$15,030	$10,988
_________________________________________
(1)The net income attributable to the Company’s stockholders for the year ended December 31, 2018 reflects eleven months of activity, as the Company’s investments in the subordinate tranches of the securitization trusts were acquired from NorthStar I and NorthStar II in the Combination on February 1, 2018.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of December 31, 2020, and December 31, 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019
Land and improvements	$134,180	$209,693
Buildings, building leaseholds, and improvements	503,648	899,889
Tenant improvements	15,897	25,077
Construction-in-progress	3,144	415
Subtotal	$656,869	$1,135,074
Less: Accumulated depreciation	(46,214)	(63,995)
Less: Impairment(1)	—	(23,911)
Net lease portfolio, net	$610,655	$1,047,168
_________________________________________
(1)See Note 14, “Fair Value,” for discussion of impairment of real estate.
The following table presents the Company’s portfolio of real estate included in its Legacy, Non-Strategic Portfolio, including foreclosed properties, as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019
Land and improvements	$55,526	$91,997
Buildings, building leaseholds, and improvements	328,837	536,046
Tenant improvements	25,345	38,230
Furniture, fixtures and equipment	4,245	3,183
Construction-in-progress	1,398	6,325
Subtotal	$415,351	$675,781
Less: Accumulated depreciation	(35,942)	(46,079)
Less: Impairment(1)	(150,807)	(192,074)
Other portfolio, net	$228,602	$437,628
_________________________________________
(1)See Note 14, “Fair Value,” for discussion of impairment of real estate.
For the year ended December 31, 2020, the Company had no properties with rental and other income equal to or greater than 10.0% of total revenue.
At December 31, 2020 and December 31, 2019, the Company held foreclosed properties which are included in real estate, net with a carrying value of $26.2 million and $50.7 million, respectively. The Company held no foreclosed properties in assets held for sale at December 31, 2020. At December 31, 2019, the Company held foreclosed properties in assets held for sale of $57.9 million.
Depreciation Expense
Depreciation expense on real estate was $41.7 million, $72.9 million and $56.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Property Operating Income
For the year ended December 31, 2018, property operating income was composed of $160.7 million of total lease revenue and $17.5 million of hotel operating income, respectively. For the year ended December 31, 2020 and December 31, 2019 the components of property operating income were as follows (dollars in thousands):

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Lease revenues(1)
Minimum lease revenue	$146,700	$180,734
Variable lease revenue	22,197	24,419
	$168,897	$205,153
Hotel operating income	5,720	45,898
	$174,617	$251,051

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
_________________________________________
(1)Excludes net amortization expense related to above and below-market leases of $2.0 million and income of $2.5 million for the year ended December 31, 2020, respectively. Excludes net amortization expense related to above and below-market leases of $4.2 million and $7.1 million for the year ended December 31, 2019, respectively.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of December 31, 2020 (dollars in thousands):

2021	$77,716
2022	73,760
2023	66,137
2024	60,657
2025	55,152
2026 and thereafter	393,964
Total(1)	$727,386
_________________________________________
(1)Excludes minimum future rents for real estate that is classified as held for sale totaling $103.6 million through 2050.
The following table presents approximate future minimum rental income under noncancellable operating leases to be received over the next five years and thereafter as of December 31, 2019 (dollars in thousands):

2020	$120,967
2021	113,170
2022	102,314
2023	85,367
2024	71,714
2025 and thereafter	448,812
Total	$942,344
The rental properties owned at December 31, 2020 are leased under noncancellable operating leases with current expirations ranging from 2020 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Lease Concessions Related to COVID-19
As a result of the COVID-19 crisis, some tenants sought more flexible payment terms and the Company is currently engaged with affected tenants on a case-by-case basis to evaluate and respond to the current environment. For lease concessions resulting directly from the impact of COVID-19 that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee, for example, where total payments required by the modified contract will be substantially the same as or less than the original contract, the Company made a policy election to account for the concessions as though the enforceable rights and obligations for those concessions existed in the lease contracts, under a relief provided by the FASB. Under the relief, the concessions will not be treated as lease modifications that are accounted for over the remaining term of the respective leases, as the Company believes this would not accurately reflect the temporary economic effect of the concessions. Instead, (i) rent deferrals that meet the criteria will be treated as if no changes were made to the lease contract, with continued recognition of lease income and receivables under the original terms of the contract; and (ii) rent forgiveness that meets the criteria will be accounted for as variable lease payments in the affected periods.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2055. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the years ended December 31, 2020, 2019 and 2018 was $3.2 million, $3.1 million and $2.8 million, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Refer to Note 17, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of December 31, 2020.
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
The Company did not have any real estate acquisitions in 2020.
Real Estate Held for Sale
The following table summarizes the Company’s assets and related liabilities held for sale related to real estate (dollars in thousands):

	December 31, 2020	December 31, 2019
Assets
Real estate, net	$314,817	$178,564
Deferred leasing costs and intangible assets, net	8,539	5,890
Total assets held for sale	$323,356	$184,454

Liabilities
Intangible liabilities, net	$323	$294
Total liabilities related to assets held for sale	$323	$294
During the year ended December 31, 2020, the Company classified one portfolio in its Net Leased Real Estate and one property in its Legacy, Non-Strategic Portfolio as held for sale.
There were no assets held for sale that constituted discontinued operations as of December 31, 2020 and December 31, 2019.
Real Estate Sales
During the year ended December 31, 2020, the Company completed the sale of 35 properties. Sales included 34 office, multifamily, retail, student housing, manufactured housing, hotel and industrial properties included in the Company’s Legacy, Non-Strategic Portfolio for a total gross sales price of $344.6 million and a total loss on sale of $7.8 million. In addition, there was one sale of an industrial portfolio in the Company’s Core Portfolio for a total gross sales price of $131.4 million and a total gain on sale of $9.3 million.
The real estate sold during the year ended December 31, 2020 did not constitute discontinued operations.
Subsequent to December 31, 2020, the Company completed the sale of an industrial portfolio in its Core Portfolio. Refer to Note 20, “Subsequent Events” for further detail on additional real estate sales.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at December 31, 2020 and December 31, 2019 are as follows (dollars in thousands):

	December 31, 2020
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$83,239	$(28,558)	$54,681
Deferred leasing costs	29,052	(11,860)	17,192
Above-market lease values	10,468	(6,641)	3,827
	$122,759	$(47,059)	$75,700
Intangible Liabilities
Below-market lease values	$16,149	$(8,492)	$7,657

	December 31, 2019
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$115,139	$(39,093)	$76,046
Deferred leasing costs	42,345	(13,637)	28,708
Above-market lease values	14,318	(6,310)	8,008
	$171,802	$(59,040)	$112,762
Intangible Liabilities
Below-market lease values	$32,652	$(10,503)	$22,149

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Above-market lease values	$(2,400)	$(4,172)	$(4,277)
Below-market lease values	2,815	7,076	4,329
Net increase to property operating income	$415	$2,904	$52

Below-market ground lease obligations(1)	$—	$—	$8
Increase to property operating expense	$—	$—	$8

In-place lease values	$12,045	$21,445	$27,239
Deferred leasing costs	5,968	8,400	7,343
Other intangibles	62	450	134
Amortization expense	$18,075	$30,295	$34,716
_________________________________________
(1) Upon adopting the standard of ASU No. 2016-02, Leases on January 1, 2019 the below-market ground lease obligations are included in right-of-use lease assets.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, excluding those related to assets and liabilities held for sale, for each of the next five years and thereafter as of December 31, 2020 (dollars in thousands):

	2021	2022	2023	2024	2025	2026 and thereafter	Total
Above-market lease values	$1,331	$1,074	$584	$456	$278	$104	$3,827
Below-market lease values	(1,433)	(1,386)	(1,379)	(1,377)	(1,375)	(707)	(7,657)
Net increase (decrease) to property operating income	$(102)	$(312)	$(795)	$(921)	$(1,097)	$(603)	$(3,830)

In-place lease values	$6,907	$6,181	$5,333	$5,033	$4,348	$26,879	$54,681
Deferred leasing costs	3,264	2,802	2,240	1,933	1,548	5,405	17,192
Amortization expense	$10,171	$8,983	$7,573	$6,966	$5,896	$32,284	$71,873
8. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019
Restricted cash:
Borrower escrow deposits	$36,973	$74,496
Real estate escrow reserves	13,807	18,020
Capital expenditure reserves	6,949	8,882
Tenant lockboxes	4,633	933
Working capital and other reserves	2,561	4,198
Margin pledged as collateral	290	19,536
Total	$65,213	$126,065
The following table presents a summary of other assets as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019
Other assets:
Prepaid taxes, tax receivable and deferred tax assets	$26,294	$21,989
Right-of-use lease asset	22,056	25,480
Deferred financing costs, net - credit facilities	6,440	8,382
Prepaid expenses	4,272	5,311
Investment deposits and pending deal costs	801	20,779
Other assets	651	1,644
Derivative asset	386	4,122
Total	$60,900	$87,707

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents a summary of accrued and other liabilities as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019
Accrued and other liabilities:
Current and deferred tax liability	$32,569	$31,510
Operating lease liability	22,186	25,495
Accounts payable, accrued expenses and other liabilities	15,083	28,278
Interest payable	14,970	16,259
Prepaid rent and unearned revenue	9,082	16,744
Tenant security deposits	1,338	3,005
Unfunded CECL loan allowance	1,313	—
Derivative liability	37	19,133
Total	$96,578	$140,424

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Debt
The following table presents debt as of December 31, 2020 and December 31, 2019 (dollars in thousands):

						December 31, 2020		December 31, 2019
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	LIBOR + 1.59%		$840,423	$835,153	$840,423	$833,153
Subtotal securitization bonds payable, net						840,423	835,153	840,423	833,153

Mortgage and other notes payable, net
Net lease 6(4)		Non-recourse	Oct-27	4.45%		23,608	23,608	24,117	24,117
Net lease 5(5)		Non-recourse	Nov-26	4.45%		3,351	3,272	3,422	3,329
Net lease 4(5)		Non-recourse	Nov-26	4.45%		7,230	7,059	7,384	7,184
Net lease 3(5)		Non-recourse	Jun-21	4.00%		12,191	12,163	12,450	12,368
Net lease 6(5)		Non-recourse	Jul-23	LIBOR + 2.15%		1,364	1,333	1,658	1,615
Net lease 5(4)		Non-recourse	Aug-26	4.08%		31,244	31,004	31,821	31,539
Net lease 1(5)(6)		Non-recourse	Nov-26	4.45%		18,196	17,765	18,579	18,076
Net lease 1(7)		Non-recourse	Mar-28	4.38%		12,021	11,584	12,221	11,758
Net lease 4(4)(8)		Non-recourse	Apr-21	LIBOR + 2.50%		—	—	74,916	74,845
Net lease 1(4)		Non-recourse	Jul-25	4.31%		250,000	247,939	250,000	246,961
Net lease 2(4)(9)		Non-recourse	Jun-25	3.91%		187,151	189,806	181,952	184,532
Net lease 3(4)		Non-recourse	Sep-33	4.77%		200,000	198,604	200,000	198,521
Other real estate 4(5)(10)		Non-recourse	Dec-23	4.84%		—	—	42,925	43,407
Other real estate 2(5)(11)		Non-recourse	Dec-23	4.94%		—	—	42,443	42,851
Other real estate 8(5)(10)		Non-recourse	Jun-30	3.53%		—	—	15,819	16,324
Other real estate 10(5)(10)		Non-recourse	Jun-30	3.53%		—	—	11,744	11,939
Other real estate 9(5)(10)		Non-recourse	Nov-26	3.98%		—	—	23,885	23,133
Other real estate 1(5)		Non-recourse	Oct-24	4.47%		107,029	107,596	108,719	109,475
Other real estate 3(5)		Non-recourse	Jan-25	4.30%		73,905	73,341	75,256	74,554
Other real estate 5(5)(11)		Non-recourse	Apr-23	LIBOR + 4.00%		—	—	33,498	32,801
Other real estate 6(5)(12)		Non-recourse	Apr-24	LIBOR + 2.95%		22,788	22,306	21,500	20,825
Loan 9(13)		Non-recourse	Jun-24	LIBOR + 3.00%		75,377	75,377	65,958	65,958
Subtotal mortgage and other notes payable, net						1,025,455	1,022,757	1,260,267	1,256,112

Bank credit facility
Bank credit facility	$450,000	Recourse	Feb-23 (14)	LIBOR + 2.25%		—	—	113,500	113,500
Subtotal bank credit facility						—	—	113,500	113,500

Master repurchase facilities
Bank 1 facility 3	$400,000	Limited Recourse(15)	Apr-23(16)	LIBOR + 1.98%	(17)	112,509	112,509	106,309	106,309
Bank 2 facility 3(18)	21,353	Limited Recourse(15)	Oct-22	LIBOR + 2.50%	(17)	19,353	19,353	22,750	22,750
Bank 3 facility 3	600,000	Limited Recourse(15)	Apr-22(19)	LIBOR + 2.23%	(17)	196,738	196,738	265,633	265,633
Bank 7 facility 1	500,000	Limited Recourse(15)	Apr-22(20)	LIBOR + 2.05%	(17)	89,912	89,912	221,421	221,421
Bank 8 facility 1	250,000	Limited Recourse(15)	Jun-21(21)	LIBOR + 1.95%	(17)	116,712	116,712	164,098	164,098
Bank 9 facility 1	300,000	(22)	Nov-23(23)	(24)	(17)	—	—	—	—
Subtotal master repurchase facilities	$2,071,353					535,224	535,224	780,211	780,211

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

						December 31, 2020		December 31, 2019
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

CMBS credit facilities
Bank 1 facility 1		Recourse	(25)	NA	(26)	—	—	20,375	20,375
Bank 1 facility 2		Recourse	(25)	NA	(26)	—	—	18,834	18,834
Bank 3 facility		Recourse	(25)	NA	(26)	—	—	—	—
Bank 4 facility		Recourse	(25)	NA	(26)	—	—	—	—
Bank 5 facility 1		Recourse	(25)	NA	(26)	—	—	—	—
Bank 5 facility 2		Recourse	(25)	NA	(26)	—	—	—	—
Bank 6 facility 1		Recourse	(25)	NA	(26)	—	—	83,584	83,584
Bank 6 facility 2		Recourse	(25)	NA	(26)	—	—	82,729	82,729
Subtotal CMBS credit facilities						—	—	205,522	205,522
Subtotal credit facilities						535,224	535,224	1,099,233	1,099,233

Total						$2,401,102	$2,393,134	$3,199,923	$3,188,498
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
(9)As of December 31, 2020, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $187.2 million.
(10)During the fourth quarter of 2020, the Company sold its interest in the joint ventures and subsequently deconsolidated the joint ventures.
(11)Represents a mortgage note that was repaid during the first quarter of 2020 in connection with the sale of the collateralized properties.
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
(17)Represents the weighted average spread as of December 31, 2020. The contractual interest rate depends upon asset type and characteristics and ranges from one-month London Interbank Offered Rates (“LIBOR”) plus 1.50% to 2.60%.
(18)During the fourth quarter, the Company entered into an agreement to extend the facility termination date to April 2021 and reduced the capacity of Bank 2 Facility 3 to $21.4 million.
(19)Subsequent to December 31, 2020, the Company entered into an agreement which provides for two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(20)The next maturity date is April 2021. Subsequent to December 31, 2020, the Company extended the maturity date to April 2024.
(21)The next maturity date is June 2021, with a one-year extension available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(22)Recourse is either 25.0% or 50.0% depending on loan metrics.
(23)The next maturity date is November 2021, with two one-year extension options available, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(24)The interest rate will be determined by the lender in its sole discretion.
(25)The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from one to six months.
(26)CMBS Credit Facilities are undrawn and fully available.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at December 31, 2020 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net(1)	Credit Facilities
2021	$131,317	$—	$14,604	$116,713
2022	308,523	—	2,520	306,003
2023	115,073	—	2,565	112,508
2024	207,413	—	207,413	—
2025	1,353,808	840,423	513,385	—
2026 and thereafter	284,968		284,968	—
Total	$2,401,102	$840,423	$1,025,455	$535,224
_________________________________________
(1)Includes $262.2 million of future minimum principal payments related to assets held for sale.
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
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At December 31, 2020, the borrowing base valuation was sufficient to support the borrowing of up to $128.2 million.
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the applicable borrower’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35%) at December 31, 2020, depending upon the amount of facility utilization.
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
The Bank Credit Facility contains various affirmative and negative covenants including financial covenants that require the Company to maintain minimum tangible net worth, liquidity levels and financial ratios, as specified in the Bank Credit Facility. On May 6, 2020, the Company amended the Bank Credit Facility to, among other things, (i) reduce the minimum tangible net worth covenant to $1.5 billion, providing portfolio management flexibilities as a result of any disruptions in investments caused by COVID-19 or other factors; (ii) reduce the facility size to $450.0 million, (iii) limit dividends to an amount required to maintain REIT status or to avoid income tax and restrict stock repurchases, each for liquidity preservation purposes, and (iv) focus new investments on senior mortgages. At December 31, 2020, the Company was in compliance with all of the financial covenants.
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
CLNC 2019-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that the Company reinvests the available proceeds within CLNC 2019-FL1.
Additionally, CLNC 2019-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. While the Company continues to closely monitor all loan investments contributed to CLNC 2019-FL1, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
As of December 31, 2020, the Company had $1.0 billion carrying value of CRE debt investments financed with $840.4 million of securitization bonds payable, net.
Master Repurchase Facilities
As of December 31, 2020, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.1 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of December 31, 2020, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of December 31, 2020, the Company had $862.8 million carrying value of CRE debt investments financed with $535.2 million under the master repurchase facilities.
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
In May 2020, the Company amended two of its Master Repurchase Facilities pursuant to which the Company reduced facility advances corresponding to ten senior mortgage loans financed under such facilities. The Company and its lender counterparties agreed to temporary modifications providing for margin holidays from future margin calls or buffers before further margin calls are possible, as well as providing additional protections before certain repurchase obligations may be triggered. The Company was also provided broader discretion to negotiate with its borrowers to implement certain modifications to the underlying loans during such period. These holiday periods expired in the fourth quarter of 2020. Additionally, during the third quarter and fourth quarter of 2020, the Company made voluntarily paydowns on a hospitality loan and a self-storage loan, respectively. In exchange for the paydown on the self-storage loan, the lender granted the Company a holiday from future margin calls for four months, and the Company obtained broader approval to enter into a permitted modification with the borrower.
CMBS Credit Facilities
As of December 31, 2020 the Company had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. During the fourth quarter of 2020, the Company fully paid down its CMBS Credit Facilities.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
securities of such subsidiaries or (y) repurchase or redeem for cash the Company’s preferred equity securities or preferred equity securities of such subsidiaries, in each case since the Closing Date and (3) any incentive fee (as described below) paid to the Manager since the Closing Date.
For the years ended December 31, 2020, 2019 and 2018, the total management fee expense incurred was $29.7 million, $42.4 million and $43.2 million respectively. As of December 31, 2020 and December 31, 2019, $7.4 million and $8.4 million, respectively, of unpaid management fee were included in due to related party in the Company’s consolidated balance sheets.
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
The Company did not incur any incentive fees during the years ended December 31, 2020, 2019 and 2018.
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
For the years ended December 31, 2020, 2019 and 2018, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $9.8 million, $11.1 million and $10.4 million, respectively, and are included in administrative expense on the consolidated statements of operations. As of December 31, 2020 and December 31, 2019, there were $2.7 million of unpaid expenses included in due to related party in the Company’s consolidated balance sheets.
Equity Plan Grants
In April 2020, the Company granted 143,000 shares to its chief executive officer, an employee of the Manager, under the 2018 Equity Incentive Plan (the “2018 Plan”). In March 2019, the Company granted 800,000 shares to the Manager and/or employees thereof under the 2018 Plan. In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and the Manager and/or employees thereof under the 2018 Plan. 885,070 shares remain granted and unvested as of December 31, 2020. See Note 11, “Equity-Based Compensation” for further discussion on the 2018 Plan including shares issued to independent directors of the Company. In connection with these grants, the Company recognized share-based compensation expense of $4.0 million, $10.3 million and $6.8 million to its Manager within administrative expense in the consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018, respectively.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The table below summarizes the Company’s awards granted, forfeited or vested under the 2018 Plan during the years ended December 31, 2020 and December 31, 2019:

	Number of Shares
	Restricted Stock	Total	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2018	889,713	889,713	$19.39
Granted	831,910	831,910	15.53
Vested	(379,546)	(379,546)	18.98
Forfeited	(6,487)	(6,487)	19.39
Unvested Shares at December 31, 2019	1,335,590	1,335,590	$17.79
Granted	237,340	237,340	3.70
Vested	(476,747)	(476,747)	17.33
Forfeited	(211,113)	(211,113)	17.20
Unvested shares at December 31, 2020	885,070	885,070	$16.16
Fair value of equity awards that vested during the years ended December 31, 2020 and December 31, 2019, determined based on their respective fair values at vesting date, was $2.8 million and $5.7 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations.
At December 31, 2020, aggregate unrecognized compensation cost for all unvested equity awards was $4.1 million, which is expected to be recognized over a weighted-average period of 1.1 years.
12. Stockholders’ Equity
Authorized Capital
As of December 31, 2020, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock. On February 1, 2019, the Class B-3 common stock automatically converted to Class A common stock and each unissued share of Class B-3 common stock was automatically reclassified as one share of Class A common stock.
The Company had no shares of preferred stock issued and outstanding as of December 31, 2020.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dividends
During the year ended December 31, 2020, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
January 15, 2020	January 31, 2020	February 10, 2020	$0.10
February 14, 2020	February 29, 2020	March 10, 2020	$0.10
March 16, 2020	March 31, 2020	April 10, 2020	$0.10
The Company and its Board of Directors suspended the Company’s monthly stock dividend beginning with the monthly period ended April 30, 2020. Subsequent to December 31, 2020, the Board of Directors approved a $0.10 quarterly dividend for the first quarter of 2021, payable on April 15, 2021 to stockholders of record as of March 31, 2021.
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
As of December 31, 2020, the Company had not repurchased any shares under the Stock Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2017	$—	$—	$—	$—
Other comprehensive income (loss)	(1,295)	11,037	(10,141)	(399)
AOCI at December 31, 2018	$(1,295)	$11,037	$(10,141)	$(399)
Other comprehensive income (loss)	17,204	14,835	(3,346)	28,693
AOCI at December 31, 2019	$15,909	$25,872	$(13,487)	$28,294
Other comprehensive income (loss) before reclassification	(88,646)	21,255	20,673	(46,718)
Amounts reclassified from AOCI	73,012	—	—	73,012
Net current period OCI	(15,634)	21,255	20,673	26,294
AOCI at December 31, 2020	$275	$47,127	$7,186	$54,588

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2017	$—	$—	$—	$—
Other comprehensive income (loss)	(32)	268	(246)	(10)
AOCI at December 31, 2018	$(32)	$268	$(246)	$(10)
Other comprehensive income (loss)	644	625	(555)	714
AOCI at December 31, 2019	$612	$893	$(801)	$704
Other comprehensive income (loss) before reclassification	(2,431)	510	529	(1,392)
Amounts reclassified from AOCI	1,746	—	—	1,746
Net current period OCI	(685)	510	529	354
AOCI at December 31, 2020	$(73)	$1,403	$(272)	$1,058

Changes in Components of AOCI - Noncontrolling Interests in investment entities

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2018	$—	$—	$—	$—
Other comprehensive income	—	—	—	—
AOCI at December 31, 2019	$—	$—	$—	$—
Other comprehensive income	—	—	2,193	2,193
AOCI at December 31, 2020	$—	$—	$2,193	$2,193

The following table presents the details of the reclassifications from AOCI for the year ended December 31, 2020:

(in thousands)
Component of AOCI reclassified into earnings	Year Ended December 31, 2020	Affected Line Item in the Consolidated Statements of Operations
Realized loss on sale of real estate securities	$(41,168)	Other gain (loss), net
Impairment of real estate securities	(31,844)	Other gain (loss), net

The Company had no reclassifications from AOCI for the years ended December 31, 2019 and 2018.
13. Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited partnership interests in the OP held by RED REIT. Net income (loss) attributable to the noncontrolling interests is based on the limited partners’ ownership percentage of the OP. Net loss attributable to the noncontrolling interests of the OP was $8.4 million, $9.9 million and $4.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities was $13.9 million, $38.2 million and $4.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5-Investment Preferred Financing
On June 5, 2020, subsidiaries of the Company entered into a preferred financing arrangement (on a portfolio of five underlying Company investment interests) (the “5-Investment Preferred Financing”) from investment vehicles managed by Goldman Sachs (“GS”). The preferred financing provided $200 million of proceeds at closing.
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
The preferred financing resulted in a reallocation of a portion of stockholders equity to noncontrolling interest, resulting in a $69 million day-one reduction in stockholders equity. The transaction resulted in the Company receiving net liquidity of approximately $170 million, net of approximately $30 million in paydowns under the Company’s Bank Credit Facility. The preferred financing provides the ability to draw down up to $29 million additional commitments from GS for future advances to the portfolio, if any, at the Company’s same advance rate.
The Company and its affiliates control the continuing investment and portfolio management of such investments and thus continues to consolidate these investments on the Consolidated Balance Sheet at December 31, 2020. The preferred financing provides for a disproportionate allocation of profits and losses, and thus each party’s share of earnings or loss is determined using a balance sheet approach known as the HLBV method. Under the HLBV method, earnings and losses are recognized based on the change in each party’s capital account from the beginning of the period in question to the end of the period, adjusting for the effects of distributions and new investments. The entity measures each party’s capital account assuming that the subsidiary was liquidated or sold at book value.
As of December 31, 2020, the Company has drawn-down additional funds of $0.7 million from GS and completed $6.0 million in cash distributions to GS. The noncontrolling interest in investment entities on the Company’s consolidated balance sheet includes $259.5 million representing GS’s investment at December 31, 2020 under the HLBV method.
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures - PE Investments	$—	$5	$6,878	$6,883	$—	$1,425	$8,858	$10,283
Real estate securities, available for sale	—	10,389	—	10,389	—	252,824	—	252,824
Mortgage loans held in securitization trusts, at fair value	—	—	1,768,069	1,768,069	—	—	1,872,970	1,872,970
Other assets - derivative assets	—	386		386	—	4,122	—	4,122
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$1,708,534	$—	$1,708,534	$—	$1,762,914	$—	$1,762,914
Other liabilities - derivative liabilities	—	37	—	37	—	19,133	—	19,133

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)
Beginning balance	$8,858	$1,872,970	$160,851	$3,116,978
Contributions(2)/purchases	—	—	151	—
Distributions/paydowns	(2,649)	(76,719)	(18,407)	(55,288)
Deconsolidation of securitization trust(3)	—	—	—	(1,239,627)
Equity in earnings	669	—	—	—
Sale of investments	—	—	(48,930)	(39,848)
Transfers out of Level 3		—	(84,807)	—
Unrealized gain (loss) in earnings	—	(28,182)	—	87,983
Realized gain in earnings		—	—	2,772
Ending balance	$6,878	$1,768,069	$8,858	$1,872,970
_________________________________________
(1)For the year ended December 31, 2020, the Company recorded an unrealized loss of $28.2 million related to mortgage loans held in securitization trusts, at fair value and an unrealized loss of $22.3 million related to mortgage obligations issued by securitization trusts, at fair value.
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
As of December 31, 2020 and December 31, 2019, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of December 31, 2020 and December 31, 2019, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. As of December 31, 2020 and December 31, 2019, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included yields ranging from 21.1% to 53.7% and 15.0% to 16.1%, respectively, and a weighted average life of 5.0 years and 5.4 years, respectively. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the year ended December 31, 2020, the Company recorded a net unrealized loss of $50.5 million related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. For the years ended December 31, 2019 and December 31, 2018, the Company recorded net unrealized gains of $4.1 million and $5.0 million, respectively, related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
For the year ended December 31, 2020, the company did not record a realized gain on mortgage loans held in securitization trusts, at fair value. For the years ended December 31, 2019 and December 31, 2018, the Company recorded a realized gain of $2.8 million and a realized loss of $3.4 million, respectively, on mortgage loans held in securitization trusts, at fair value, which represents the gain upon the sale of the Company’s retained interests in the subordinate tranches of one securitization trust. This amount is recorded as realized gain on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of December 31, 2020 and December 31, 2019, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020				December 31, 2019
	Principal Amount	Carrying Value		Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net	$2,225,856	$2,183,497	(2)	$2,189,006	$2,858,423	(2)	$2,576,332	$2,470,561
Financial liabilities:(1)
Securitization bonds payable, net	$840,423	$835,153		$840,423	$840,423		$833,153	$840,423
Mortgage and other notes payable, net	1,025,455	1,022,757		1,025,455	1,260,267		1,256,112	1,260,675
Master repurchase facilities	535,224	535,224		535,224	1,099,233		1,099,233	1,099,233
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $163.0 million and $276.6 million as of December 31, 2020 and December 31, 2019, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2020. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of December 31, 2020, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of December 31, 2020, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following table summarizes assets carried at fair value on a nonrecurring basis as of December 31, 2019 (dollars in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Loans and preferred equity held for investment, net	$—	$—	$104,797	$104,797
Loans held for sale	—	—	5,016	5,016
Real estate, net	—	—	423,540	423,540
Real estate assets held for sale	—	—	117,880	117,880
Investments in unconsolidated ventures	—	—	124,860	124,860
Deferred leasing costs and intangible assets, net	—	—	41,862	41,862
The Company holds no assets carried at fair value on a nonrecurring basis at December 31, 2020.
The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Loans:
Loans and preferred equity held for investment, net(1)	$2,346	$209,987	$114,428
Loans held for sale(1)	31,581	10,584	—
Total	$33,927	$220,571	$114,428

Real Estate:
Real estate, net	$—	$226,561	$29,378
Real estate held for sale	30,500	56,285	—
Total	$30,500	$282,846	$29,378

Investments in unconsolidated ventures
Investments in unconsolidated ventures	$—	$17,600	$—
Total	$—	$17,600	$—
_________________________________________
(1)See Note 3 “Loans and Preferred Equity Held for Investment, net” for further details.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. Derivatives
The Company uses derivative instruments to manage the risk of changes in interest rates and foreign exchange rates, arising from both its business operations and economic conditions. Specifically, the Company enters into derivative instruments to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and cash payments, the values of which are driven by interest rates, principally relating to the Company’s investments. Additionally, the Company’s foreign operations expose the Company to fluctuations in foreign exchange rates. The Company enters into derivative instruments to protect the value or fix certain of these foreign-denominated amounts in terms of its functional currency, the U.S. dollar. Derivative instruments used in the Company’s risk management activities may be designated as qualifying hedge accounting relationships designated hedges or non-designated hedges.
As of December 31, 2020 and December 31, 2019, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	December 31, 2020	December 31, 2019
	Non-Designated Hedges	Designated Hedges	Non-Designated Hedges	Total
Derivative Assets
Foreign exchange contracts	$386	$—	$4,122	$4,122
Included in other assets	$386	$—	$4,122	$4,122
Derivative Liabilities
Foreign exchange contracts	$—	$(2,128)	$(29)	$(2,157)
Interest rate contracts	(37)	—	(16,976)	(16,976)
Included in accrued and other liabilities	$(37)	$(2,128)	$(17,005)	$(19,133)
As of December 31, 2020, the Company’s counterparties held $0.1 million in cash collateral.
The following table summarizes the Company’s interest rate contracts as of December 31, 2020:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)		Range of Maturity Dates
		Designated	Non-Designated
Put Option	NOK	—	928,000	July 2021
Interest Rate Swap	USD	$—	$109,414	April 2021 - July 2023
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations and of comprehensive income (loss) for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2020	2019
Other gain (loss), net
Non-designated foreign exchange contracts	$2,979	$1,286
Non-designated interest rate contracts	(17,085)	(10,966)
	$(14,106)	$(9,680)
Other income
Non-designated foreign exchange contracts	$178	$—
Non-designated interest rate contracts	—	—
	$178	$—
Accumulated other comprehensive income (loss)
Designated foreign exchange contracts	$21,764	$15,460
	$21,764	$15,460
During the year ended December 31, 2020, the Company received $28.2 million from the unwind of its NOK and EUR FX forwards and realized a gain of $8.7 million which is included in other loss, net on its consolidated statements of operations.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the year ended December 31, 2020, the Company unwound its remaining interest rate swaps and realized a loss of $34.0 million, which is included in other loss, net on its consolidated statement of operations. This was previously recorded as an unrealized loss as of March 31, 2020.
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), net. During the years ended December 31, 2020 and 2019, no gain (loss) was transferred from accumulated other comprehensive income (loss).
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Gross Amounts Not Offset on Consolidated Balance Sheets		Net Amounts of Assets (Liabilities)
		(Assets) Liabilities	Cash Collateral Pledged
December 31, 2020
Derivative Assets
Foreign exchange contracts	$386	$—	$—	$386
	$386	$—	$—	$386
Derivative Liabilities
Interest rate contracts	$(37)	$—	$—	$(37)
	$(37)	$—	$—	$(37)

December 31, 2019
Derivative Assets
Foreign exchange contracts	$4,122	$(2,157)	$—	$1,965
	$4,122	$(2,157)	$—	$1,965
Derivative Liabilities
Foreign exchange contracts	$(2,157)	$2,157	$—	$—
Interest rate contracts	(16,976)	—	16,976	—
	$(19,133)	$2,157	$16,976	$—

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    Income Taxes
The Company is subject to income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local non-U.S. jurisdictions, primarily in Europe. The Company’s current primary sources of income subject to tax are income from its hotel investments, certain PE Investments, and real estate and loan investments in Europe.
The following table provides a summary of the Company’s tax provisions (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$13,125	$(6,316)	$(7,534)
State and local	(1,730)	(1,824)	(583)
Foreign	(669)	316	(588)
Total current tax benefit (expense)	10,726	(7,824)	(8,705)
Deferred
Federal	(808)	2,226	(27,817)
Foreign	980	2,426	(537)
Total deferred tax benefit (expense)	172	4,652	(28,354)
Total income tax benefit (expense)	$10,898	$(3,172)	$(37,059)
Deferred Income Tax Assets and Liabilities
Deferred tax asset is included in other assets while deferred tax liability is included in accrued and other liabilities on the consolidated balance sheets.
The components of deferred tax assets and deferred tax liabilities arising from temporary differences are as follows (dollars in thousands):

	December 31,
	2020	2019
Deferred tax assets
Basis difference - investment in partnerships	$27,394	$40,626
Disallowed interest expense carry forwards	524	524
Net operating and capital loss carry forwards(1)	3,249	9,910
Other	—	746
Gross deferred tax asset	31,167	51,806
Valuation allowance	(29,212)	(49,244)
Deferred tax assets, net of valuation allowance	$1,955	$2,562

Deferred tax liabilities
Basis difference - real estate	(31,282)	(31,463)
Other	(201)	—
Gross deferred tax liabilities	(31,483)	(31,463)
Net deferred tax liability	$(29,528)	$(28,901)
_________________________________________
(1)    As of December 31, 2020 and 2019, deferred tax asset was recognized on net operating losses of $6.9 million and $27.1 million, respectively. Net operating losses attributable to U.S. federal and state income taxes, where applicable, generally begin to expire in 2034, or can be carried forward indefinitely.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective Income Tax
The Company’s income tax expense varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation of the statutory U.S. income tax to the Company’s effective income tax is presented as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Pre-tax income (loss) attributable to taxable entities	$(15,652)	$(1,316)	$(39,843)
Federal tax expense (benefit) at statutory tax rate (21%, 21% and 21%, respectively)	(3,287)	(276)	(8,367)
State and local taxes, net of federal income tax expense (benefit)	34	71	(644)
Permanent adjustments	(116)	10	41
Adjustments for foreclosure property	1,030	2,840	—
Foreign income tax differential	(172)	(1,328)	24
Foreign income tax rate change	—	(1,383)	—
Return to provision	1,364	(273)	—
Valuation allowance, net	(6,095)	2,402	43,078
Tax rate benefit of capital loss carryback	(3,058)	—	—
Revaluation of deferred taxes due to “Tax Cuts and Jobs Act”	—	—	1,725
Other	(598)	1,109	1,202
Income tax (benefit) expense	$(10,898)	$3,172	$37,059
Tax Examinations and Uncertainty in Income Tax
The Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2017. There were no material uncertain tax positions as of December 31, 2020. For the years ended December 31, 2020, 2019 and 2018, the Company has not recognized any interest or penalties related to uncertain tax positions.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2020, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans and preferred equity held for investment was $136.0 million for senior loans, $13.3 million for securitized loans and $13.7 million for mezzanine loans. Total unfunded commitments for equity method investments was $25.1 million.
Ground Lease Obligation
The Company’s operating leases are ground leases acquired with real estate.
At December 31, 2020, the weighted average remaining lease term was 14.3 years for ground leases.
The following table presents lease expense, included in property operating expense, for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2020	2019
Operating lease expense:
Minimum lease expense	$3,194	$3,134
Variable lease expense	—	—
	$3,194	$3,134
The operating lease liability was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of December 31, 2020 (dollars in thousands):

2021	$3,071
2022	3,099
2023	3,110
2024	2,213
2025	2,148
2026 and thereafter	19,327
Total lease payments	32,968
Less: Present value discount	10,782
Operating lease liability (Note 8)	$22,186

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
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of December 31, 2020, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
18. Segment Reporting
Following the Combination, the Company conducted its business through the following five operating segments: the loan portfolio, CRE debt securities, net leased real estate, other, and corporate. The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact the Company’s reportable segments.
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
•Legacy, Non-Strategic Portfolio—segment consists of direct investments in operating real estate such as multi-tenant office. It also includes two portfolios of PE Investments and certain retail and other legacy loans originated prior to the Combination. This segment includes corporate-level asset management and other fees, related party and general and administrative expenses related to the Legacy, Non-Strategic Portfolio only.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.
The following tables present segment reporting for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Core
	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Year Ended December 31, 2020
Net interest income (expense)	$99,107	$10,488	$15	$(6,908)	$102,702	$(385)	$102,317
Property and other income	80	74	86,176	397	86,727	90,146	176,873
Management fee expense	—	—	—	(26,200)	(26,200)	(3,539)	(29,739)
Property operating expense	—	—	(11,410)	—	(11,410)	(53,577)	(64,987)
Transaction, investment and servicing expense	(2,241)	(39)	(547)	(3,900)	(6,727)	(3,248)	(9,975)
Interest expense on real estate	—	—	(32,407)	—	(32,407)	(16,453)	(48,860)
Depreciation and amortization	—	—	(40,910)	—	(40,910)	(18,856)	(59,766)
Provision for loan losses	(40,919)	—	—	—	(40,919)	(37,642)	(78,561)
Impairment of operating real estate	—	—	—	—	—	(42,814)	(42,814)
Administrative expense	(867)	(1,545)	(301)	(16,121)	(18,834)	(7,717)	(26,551)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(52,086)	—	1,565	(50,521)	—	(50,521)
Other gain (loss), net	(49,567)	(91,816)	13,031	(100)	(128,452)	9,727	(118,725)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	5,593	(134,924)	13,647	(51,267)	(166,951)	(84,358)	(251,309)
Equity in earnings (loss) of unconsolidated ventures	(135,613)	—	—	—	(135,613)	440	(135,173)
Income tax benefit (expense)	(587)	—	327	—	(260)	11,158	10,898
Net income (loss)	$(130,607)	$(134,924)	$13,974	$(51,267)	$(302,824)	$(72,760)	$(375,584)
_________________________________________
(1)Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the year ended December 31, 2020 $1.6 million, was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Core
	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total Core Portfolio	Legacy, Non-Strategic Portfolio	Total
Year Ended December 31, 2019
Net interest income (expense)	$75,952	$20,967	$9	$(9,581)	$87,347	$10,331	$97,678
Property and other income	729	429	115,642	504	117,304	138,984	256,288
Management fee expense	—	—	—	(33,912)	(33,912)	(8,478)	(42,390)
Property operating expense	—	—	(31,733)	—	(31,733)	(81,068)	(112,801)
Transaction, investment and servicing expense	(2,142)	(4)	(214)	(854)	(3,214)	(3,977)	(7,191)
Interest expense on real estate	—	—	(34,430)	—	(34,430)	(20,985)	(55,415)
Depreciation and amortization	—	—	(49,003)	—	(49,003)	(54,217)	(103,220)
Provision for loan losses	—	—	—	—	—	(220,572)	(220,572)
Impairment of operating real estate	—	—	(23,911)	—	(23,911)	(258,838)	(282,749)
Administrative expense	(1,036)	(1,208)	(380)	(14,267)	(16,891)	(15,045)	(31,936)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	5,127	—	(1,037)	4,090	—	4,090
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	48	—	2,724	2,772	—	2,772
Other gain (loss), net	30	(10,931)	2,430	1	(8,470)	7,498	(972)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	73,533	14,428	(21,590)	(56,422)	9,949	(506,367)	(496,418)
Equity in earnings (losses) of unconsolidated ventures	56,241	—	—	—	56,241	(19,299)	36,942
Income tax benefit (expense)	(881)	—	524	(382)	(739)	(2,433)	(3,172)
Net income (loss)	$128,893	$14,428	$(21,066)	$(56,804)	$65,451	$(528,099)	$(462,648)
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

The following table presents total assets by segment as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	Core
Total Assets	Senior and Mezzanine Loans and Preferred Equity(1)	CRE Debt Securities	Net Leased Real Estate	Corporate(2)	Total Core Portfolio	Legacy, Non-Strategic Portfolio(3)	Total
December 31, 2020	$1,741,484	$1,696,808	$1,025,611	$1,317,439	$5,781,342	$430,595	$6,211,937
December 31, 2019	2,464,963	2,226,448	1,181,609	496,714	6,369,734	1,044,572	7,414,306
_________________________________________
(1)Includes investments in unconsolidated ventures totaling $366.5 million and $585.0 million as of December 31, 2020 and December 31, 2019, respectively.
(2)Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trusts in consolidation.
(3)Includes PE Investments totaling $6.9 million and $10.3 million as of December 31, 2020 and December 31, 2019, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Total income by geography:
United States	$318,886	$539,094	$481,404
Europe	(27,874)	49,476	17,487
Other	—	32	1,897
Total(1)	$291,012	$588,602	$500,788

	December 31, 2020	December 31, 2019
Long-lived assets by geography:
United States	$600,767	$1,282,189
Europe	314,190	315,369
Total(2)	$914,957	$1,597,558
_________________________________________
(1)Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.
(2)Long-lived assets are comprised of real estate and real estate related intangible assets, and excludes financial instruments and assets held for sale.
19. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2020, 2019 and 2018 consist of the following (dollars in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(375,584)	$(462,648)	$(177,353)
Net (income) loss attributable to noncontrolling interests:
Investment Entities	13,924	38,208	4,771
Operating Partnership	8,361	9,928	4,084
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(353,299)	$(414,512)	$(168,498)

Numerator:
Net income allocated to participating securities (non-vested shares)	$(322)	$(2,187)	$(1,439)
Net income (loss) attributable to common stockholders	$(353,621)	$(416,699)	$(169,937)

Denominator:
Weighted average shares outstanding(1)	128,548	128,391	120,677

Net income (loss) per common share - basic and diluted	$(2.75)	$(3.25)	$(1.41)
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Subsequent Events
Dividends
On February 24, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of Class A common stock for the quarter ending March 31, 2021, which will be paid on April 15, 2021 to stockholders of record on March 31, 2021.
Investment Sales
On January 29, 2021 the Company sold one real estate industrial portfolio in its Core Portfolio for total gross proceeds of $335.0 million. In connection with the sale, the Company repaid $250.0 million of financing. The Company received $81.8 million of net proceeds and will recognize a net gain of approximately $16.7 million. Any prior claims between the buyer and seller regarding the prior termination of the purchase and sale agreement have been fully released concurrent with the sale.
Loan Originations
Subsequent to December 31, 2020, the Company originated four senior loans with a total commitment of $165.7 million.
Master Repurchase Facilities
On January 22, 2021, the Company extended the maturity on Bank 7 Facility 1 from April 2021 to April 2024.
On February 22, 2021, the Company entered into an agreement that provides for two, one-year extension options on Bank 3 Facility 3.
Stock Grant
On January 11, 2021, the Company granted 1,420,000 shares of restricted stock and 276,000 performance restricted stock units to employees of its Manager.

COLONY CREDIT REAL ESTATE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(Dollars in Thousands)

			Initial Cost			Gross Amount Carried at December 31, 2020 (1)
Property Description / Location	Number of Properties	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (1)(2)	Land	Building and Improvements	Total	Accumulated Depreciation (3)	Total	Date of Acquisition (4)	Life on Which Depreciation is Computed
Hotel-Pennsylvania	1	$22,788	$6,527	$30,612	$(6,083)	$5,091	$25,965	$31,056	$4,882	$26,174	2018	30 years
Industrial-Arizona	1	77,864	14,494	59,991	78	14,494	60,069	74,563	4,535	70,028	2018	31 years
Industrial-California	1	122,136	32,552	148,911	79	32,552	148,990	181,542	11,992	169,550	2018	28 years
Office-Colorado	1	31,244	2,359	41,410	5,712	2,359	47,122	49,481	5,249	44,232	2017	40 years
Office-Indiana	1	23,608	3,773	26,916	5,187	3,772	32,104	35,876	4,213	31,663	2017	40 years
Office-Missouri	1	107,029	22,079	131,292	(43,990)	14,725	94,656	109,381	14,754	94,627	2018	39 years
Office-Norway	1	187,152	55,054	277,439	(17,085)	55,900	259,508	315,408	20,225	295,183	2018	37 years
Office-Pennsylvania	1	73,905	12,480	130,942	(54,252)	7,675	81,495	89,170	10,319	78,851	2018	40 years
Retail-Illinois	1	4,289	—	7,338	(3,578)	—	3,760	3,760	638	3,122	2017	40 years
Retail-Indiana	1	3,351	—	5,171	(1,769)	—	3,402	3,402	480	2,922	2017	40 years
Retail-Kansas	1	5,328	1,048	7,023	(3,770)	535	3,766	4,301	708	3,593	2017	40 years
Retail-Maine	1	1,364	—	6,317	(3,953)	—	2,364	2,364	531	1,833	2017	40 years
Retail-Massachusetts	2	8,174	—	12,254	(5,939)	—	6,315	6,315	1,082	5,233	2017	40 years
Retail-New Hampshire	2	15,809	1,495	21,488	(11,487)	915	10,581	11,496	1,993	9,503	2017	40 years
Retail-New York	1	3,847	—	6,372	(3,074)	—	3,298	3,298	555	2,743	2017	40 years
Total operating real estate, net	17	$687,888	$151,861	$913,476	$(143,924)	$138,018	$783,395	$921,413	$82,156	$839,257
_________________________________________
(1)The aggregate gross cost of total real estate assets for federal income tax purposes is $1.4 billion as of December 31, 2020.
(2)Gross amount carried is shown net of impairment and net of the effect of changes in foreign exchange rates.
(3)Depreciation is calculated using a useful life of 2 to 48 years for buildings and improvements.
(4)Properties consolidated upon the Combination reflect an acquisition date of February 1, 2018, the effective date of consolidation.

COLONY CREDIT REAL ESTATE, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(Dollars in Thousands)
Changes in the Company’s operating real estate portfolio gross of accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Balance at January 1	$1,594,870	$2,017,252	$225,710
Real estate acquired in the Combination	—	—	1,287,515
Property acquisitions(1)	—	120,139	695,794
Improvements and capitalized costs	7,701	23,406	23,417
Impairment	—	(265,312)	(31,813)
Dispositions	(368,065)	(103,242)	(161,513)
Effect of changes in foreign exchange rates	8,765	(3,991)	(21,858)
Balance at December 31	$1,243,271	$1,788,252	$2,017,252
Classified as held for investment, net(2)	31,056	—	—
Classified as held for sale, net(3)	(352,914)	(193,382)	—
Balance at December 31, held for investment	$921,413	$1,594,870	$2,017,252
_________________________________________
(1)    Includes REO foreclosures of $120.1 million for the fiscal year ended 2019 and $107.0 million for the fiscal year ended 2018.
(2)    Represents one property classified as held for sale at December 31, 2019 and transferred to held for investment, net during the year ended December 31, 2020.
(3)    Amounts classified as held for sale during the year and remain as held for sale at the end of the year.
Changes in accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Balance at January 1	$110,074	$57,562	$5,970
Depreciation expense	41,691	72,926	56,270
Dispositions	(34,090)	(5,368)	(4,272)
Effect of changes in foreign exchange rates	873	(228)	(406)
Balance at December 31	$118,548	$124,892	$57,562
Classified as held for investment(1)	2,608	—	—
Classified as held for sale(2)	(39,000)	(14,818)	—
Balance at December 31, held for investment	$82,156	$110,074	$57,562
_________________________________________
(1)    Amounts classified as held for investment during the year and remain as held for investment at the end of the year.
(2)    Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

COLONY CREDIT REAL ESTATE, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2020
(Dollars in Thousands)

Loan Type / Collateral / Location (1)	Number of Loans	Interest Rate Range (2)	Maturity Date Range (3)	Periodic Payment Terms (4)	Prior Liens (5)	Unpaid Principal Amount	Carrying Value (6)(7)	Principal Amount Subject to Delinquent Principal or Interest (8)
First mortgage:
Hotel-California, USA	1	5.25%	January 2021	I/O	$—	$173,485	$160,700	$—
Hotel-California, USA	1	5.00%	July 2023	I/O	—	120,000	115,916	—
Office-California, USA	1	5.70%	December 2021	I/O	—	116,000	115,587	—
Office-Connecticut, USA	1	5.65%	June 2023	I/O	—	99,622	98,658	—
Office-Various, USA	11	4.35% - 5.90%	April 2021 to November 2023	I/O	—	422,275	417,670	—
Multifamily-Colorado, USA	1	5.50%	April 2021	I/O	—	92,000	91,724	—
Multifamily-California, USA	1	6.80%	June 2021	I/O	—	105,365	103,967	—
Multifamily-California, USA	1	5.35%	July 2022	I/O	—	179,961	179,400	—
Multifamily -Various, USA	9	3.65% - 6.45%	February 2021 to January 2024	I/O	—	301,466	299,680	—
Hotel-Minnesota, USA	1	4.00%	May 2021	I/O	—	19,500	19,059	—
Industrial-New York, USA	1	5.25%	September 2021	I/O	—	116,000	115,423	—
Office-California, USA	1	4.70%	July 2021	I/O	—	73,254	73,232	—
Office-California, USA	1	4.00%	August 2021	I/O	—	71,137	71,131	—
Hotel-Colorado, USA	1	5.00%	July 2021	I/O	—	73,938	72,754	—
Other-New York, USA	1	5.40%	November 2021	I/O	—	72,251	66,587	—
	33				—	2,036,254	2,001,488	—
Subordinated mortgage and mezzanine:
Hotel-Various, USA	2	11.50% - 11.50%	January 2021 to July 2023	Both	179,490	41,290	39,022	—
Multifamily -Various, USA	4	9.45% - 13.50%	July 2022 to August 2024	Both	162,427	126,513	121,728	—
	6				341,917	167,803	160,750	—
Preferred equity:
Office-Nevada, USA	1	15.00%	September 2021	I/O	54,875	18,681	18,141	—
Mixed-use-California, USA	1	5.25%	January 2021	I/O	173,485	3,118	3,118	—
	2				228,360	21,799	21,259	—
Total	41				$570,277	$2,225,856	$2,183,497	$—
_________________________________________
(1)Loans with carrying values that are individually less than 3% of the total carrying value have been aggregated according to collateral type and location.
(2)Variable rate loans are determined based on the applicable index in effect as of December 31, 2020.
(3)Represents contractual maturity that does not contemplate exercise of extension option.
(4)Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity.
(5)Prior liens represent loan amounts owned by third parties that are senior to the Company’s mezzanine or preferred equity positions and are approximate.
(6)Carrying amounts as of December 31, 2020 are presented net of $37.2 million of allowance for loan losses.
(7)The aggregate cost of loans and preferred equity held for investment is approximately 3.4 billion for federal tax purposes as of December 31, 2020.
(8)Represents principal balance of loans which are 90 days or more past due as to principal or interest.

COLONY CREDIT REAL ESTATE, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
December 31, 2020
(Dollars in Thousands)
Activity in mortgage loans on real estate is summarized below:

	Year Ended December 31,
	2020	2019	2018
Balance at January 1	$2,563,884	$2,005,497	$1,300,784
Loans and preferred equity held for investment acquired in the Combination	—	—	1,249,733
Deconsolidation of investment entities	—	—	(553,678)
Acquisitions/originations/additional funding (1)	296,648	1,337,583	904,461
Loan maturities/principal repayments(2)	(463,729)	(444,736)	(627,219)
Foreclosure of loans held for investment	—	(174,048)	(117,878)
Combination adjustment	—	—	(50,314)
Discount accretion/premium amortization	7,668	6,293	2,582
Capitalized interest	(1,049)	12,190	5,837
Provision for loan losses	(85,744)	(220,572)	(109,328)
Charge-off	41,036	46,693	—
Recoveries	—	—	517
Effect of CECL adoption	(20,847)	—	—
Transfer to loans held for sale	(154,370)	(5,016)	—
Balance at December 31	$2,183,497	$2,563,884	$2,005,497
_________________________________________
(1)    Excludes origination of a corporate term loan with an unpaid principal amount of $12.6 million and carrying value of $12.4 million as of December 31, 2019 and a senior loan with an unpaid principal amount and carrying value of $15.0 million as of December 31, 2018 that are not related to real estate.
(2)    Excludes repayment of a senior loan with a principal amount of $12.6 million and carrying value of $12.4 million that is not related to real estate.

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

Exhibit Number	Description of Exhibit
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
10.36
Indenture, dated as of October 22, 2019, by and among CLNC 2019-FL1, Ltd., as Issuer, CLNC 2019-FL1, LLC, as Co-Issuer, CLNC Advancing Agent, LLC, as Advancing Agent, U.S. Bank National Association, as Trustee, Note Administrator and Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (No. 001-38377) filed on October 25, 2019)

10.37
First Omnibus Amendment, dated as of February 14, 2020, to the Second Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of April 23, 2019, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.38
Third Amendment and Waiver, dated as of May 6, 2020, to Credit Agreement, dated as of February 1, 2018, among Credit RE Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.39
First Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.40
Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.41
Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Goldman Sachs Bank (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.42
Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.43
Amendment to Guarantee Agreement, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.44
Third Omnibus Amendment to Transaction Documents, dated as of May 7, 2020, by and between Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.45
First Amendment to Master Repurchase Agreement, dated as of June 16, 2020, by and between CLNC Credit 6, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (No. 001-38377) filed on June 19, 2020)

10.46
Reaffirmation of Guarantor, dated as of June 16, 2020, by Credit RE Operating Company, LLC, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (No. 001-38377) filed on June 19, 2020)

10.47*
Fourth Omnibus Amendment to Transaction Documents, dated as of February 22, 2021, by and between MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC and CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A

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

Colony Credit Real Estate, Inc.

Date:	February 25, 2021	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Mazzei and Frank V. Saracino and each of them severally, her or his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in her or his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as she or he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael J. Mazzei	Chief Executive Officer and President and Director	February 25, 2021
Michael J. Mazzei	(Principal Executive Officer)

/s/ Frank V. Saracino	Chief Financial Officer and Chief Accounting Officer	February 25, 2021
Frank V. Saracino	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark M. Hedstrom	Chairman of the Board of Directors	February 25, 2021
Mark M. Hedstrom

/s/ Andrew E. Witt	Director	February 25, 2021
Andrew E. Witt

/s/ Catherine D. Rice	Director	February 25, 2021
Catherine D. Rice

/s/ Vernon B. Schwartz	Director	February 25, 2021
Vernon B. Schwartz

/s/ John E. Westerfield	Director	February 25, 2021
John E. Westerfield

/s/ Winston W. Wilson	Director	February 25, 2021
Winston W. Wilson