Form 10-Q
period 2021-03-31
Colony Credit Real Estate, Inc.
filed 2021-05-06
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of May 5, 2021, Colony Credit Real Estate, Inc. had 129,762,484 shares of Class A common stock, par value $0.01 per share, outstanding

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
•our ability to realize the anticipated benefits from the internalization of management following the termination of our relationship with our former external manager;
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
•our real estate investments are relatively illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us;
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
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, the section entitled “Risk Factors” in our Form 10-Q for the quarter ended March 31, 2021 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I
Item 1 . Financial Statements
COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$430,312	$474,817
Restricted cash	58,031	65,213
Loans and preferred equity held for investment	2,616,308	2,220,688
Allowance for loan losses	(40,791)	(37,191)
Loans and preferred equity held for investment, net	2,575,517	2,183,497
Real estate securities, available for sale, at fair value	4,137	10,389
Real estate, net	844,470	839,257
Investments in unconsolidated ventures ($6,522 and $6,883 at fair value, respectively)	355,907	373,364
Receivables, net	39,195	37,375
Deferred leasing costs and intangible assets, net	73,544	75,700
Assets held for sale	—	323,356
Other assets	58,096	60,900
Mortgage loans held in securitization trusts, at fair value	1,742,141	1,768,069
Total assets	$6,181,350	$6,211,937
Liabilities
Securitization bonds payable, net	$835,688	$835,153
Mortgage and other notes payable, net	773,709	1,022,757
Credit facilities	787,923	535,224
Due to related party (Note 10)	112,015	10,060
Accrued and other liabilities	100,984	96,578
Intangible liabilities, net	7,404	7,657
Liabilities related to assets held for sale	—	323
Escrow deposits payable	40,664	36,973
Dividends payable	13,295	—
Mortgage obligations issued by securitization trusts, at fair value	1,673,969	1,708,534
Total liabilities	4,345,651	4,253,259
Commitments and contingencies (Note 16)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 129,849,135 and 128,564,930 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,298	1,286
Additional paid-in capital	2,847,485	2,844,023
Accumulated deficit	(1,339,526)	(1,234,224)
Accumulated other comprehensive income	46,846	54,588
Total stockholders’ equity	1,556,103	1,665,673
Noncontrolling interests in investment entities	242,813	253,225
Noncontrolling interests in the Operating Partnership	36,783	39,780
Total equity	1,835,699	1,958,678
Total liabilities and equity	$6,181,350	$6,211,937

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

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$5,799	$19,248
Restricted cash	14,780	15,397
Loans and preferred equity held for investment, net	981,859	919,681
Real estate, net	410,546	413,057
Investments in unconsolidated ventures	235,312	252,384
Receivables, net	26,546	25,127
Deferred leasing costs and intangible assets, net	50,179	52,240
Other assets	21,846	21,984
Mortgage loans held in securitization trusts, at fair value	1,742,141	1,768,069
Total assets	$3,489,008	$3,487,187
Liabilities
Securitization bonds payable, net	$835,688	$835,153
Mortgage and other notes payable, net	378,766	399,337
Accrued and other liabilities	118,984	98,576
Intangible liabilities, net	7,404	7,657
Escrow deposits payable	3,743	3,591
Mortgage obligations issued by securitization trusts, at fair value	1,673,969	1,708,534
Total liabilities	$3,018,554	$3,052,848

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net interest income
Interest income	$34,374	$46,104
Interest expense	(12,495)	(20,744)
Interest income on mortgage loans held in securitization trusts	19,689	20,555
Interest expense on mortgage obligations issued by securitization trusts	(17,336)	(18,059)
Net interest income	24,232	27,856

Property and other income
Property operating income	25,722	52,513
Other income	45	9,409
Total property and other income	25,767	61,922

Expenses
Management fee expense	7,258	7,946
Property operating expense	8,111	22,531
Transaction, investment and servicing expense	2,288	3,134
Interest expense on real estate	8,633	13,078
Depreciation and amortization	9,539	17,976
Provision for loan losses	3,225	69,932
Impairment of operating real estate	—	4,126
Administrative expense (including $4,262 and $342 of equity-based compensation expense, respectively)	12,595	7,038
Restructuring charges	109,171	—
Total expenses	160,820	145,761

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	8,638	(19,452)
Other gain (loss), net	8,367	(20,162)
Loss before equity in earnings of unconsolidated ventures and income taxes	(93,816)	(95,597)
Equity in earnings (loss) of unconsolidated ventures	(2,478)	17,167
Income tax benefit (expense)	1,801	(1,711)
Net loss	(94,493)	(80,141)
Net (income) loss attributable to noncontrolling interests:
Investment entities	226	(523)
Operating Partnership	1,953	1,892
Net loss attributable to Colony Credit Real Estate, Inc. common stockholders	$(92,314)	$(78,772)

Net loss per common share - basic and diluted (Note 18)	$(0.71)	$(0.62)

Weighted average shares of common stock outstanding - basic and diluted (Note 18)	129,781	128,487
The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(94,493)	$(80,141)
Other comprehensive income (loss)
Unrealized loss on real estate securities, available for sale	(200)	(75,029)
Change in fair value of net investment hedges	—	21,764
Foreign currency translation loss	(8,533)	(19,436)
Total other comprehensive loss	(8,733)	(72,701)
Comprehensive loss	(103,226)	(152,842)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	1,002	(523)
Operating Partnership	2,168	3,594
Comprehensive loss attributable to common stockholders	$(100,056)	$(149,771)

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	128,539	$1,285	—	$—	$2,909,181	$(819,738)	$28,294	$2,119,022	$31,631	$50,697	$2,201,350
Distributions	—	—	—	—	—	—	—	—	(11,013)	—	(11,013)
Issuance and amortization of equity-based compensation	—	—	—	—	342	—	—	342	—	—	342
Other comprehensive income	—	—	—	—	—	—	(70,999)	(70,999)	—	(1,702)	(72,701)
Dividends and distributions declared ($0.30 per share)	—	—	—	—	—	(38,541)	—	(38,541)	—	(922)	(39,463)
Shares canceled for tax withholding on vested stock awards	(173)	(1)	—	—	(1,686)	—	—	(1,687)	—	—	(1,687)
Reallocation of equity	—	—	—	—	(41)	—	—	(41)	—	41	—
Effect of CECL Adoption (see Note 2)	—	—	—	—	—	(22,644)	—	(22,644)	—	(542)	(23,186)
Net income (loss)	—	—	—	—	—	(78,772)	—	(78,772)	523	(1,892)	(80,141)
Balance as of March 31, 2020	128,366	$1,284	—	$—	$2,907,796	$(959,695)	$(42,705)	$1,906,680	$21,141	$45,680	$1,973,501

Balance as of December 31, 2020	128,565	$1,286	—	$—	$2,844,023	$(1,234,224)	$54,588	$1,665,673	$253,225	$39,780	$1,958,678
Contributions	—	—	—	—	—	—	—	—	1,384	—	1,384
Distributions	—	—	—	—	—	—	—	—	(10,794)	—	(10,794)
Issuance and amortization of equity-based compensation	1,420	14	—	—	4,248	—	—	4,262	—	—	4,262
Other comprehensive income	—	—	—	—	—	—	(7,742)	(7,742)	(776)	(215)	(8,733)
Dividends and distributions declared ($0.10 per share)	—	—	—	—	—	(12,988)	—	(12,988)	—	(308)	(13,296)
Shares canceled for tax withholding on vested stock awards	(136)	(2)	—	—	(1,307)	—	—	(1,309)	—	—	(1,309)
Reallocation of equity	—	—	—	—	521	—	—	521	—	(521)	—
Net income (loss)	—	—	—	—	—	(92,314)	—	(92,314)	(226)	(1,953)	(94,493)
Balance as of March 31, 2021	129,849	$1,298	—	$—	$2,847,485	$(1,339,526)	$46,846	$1,556,103	$242,813	$36,783	$1,835,699

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(94,493)	$(80,141)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	2,478	(17,167)
Depreciation and amortization	9,539	17,976
Straight-line rental income	(1,082)	(1,426)
Amortization of above/below market lease values, net	182	(404)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(1,490)	(3,992)
Amortization of deferred financing costs	3,016	3,582
Amortization of right-of-use lease assets and operating lease liabilities	26	24
Paid-in-kind interest added to loan principal, net of interest received	(2,547)	(3,171)
Distributions of cumulative earnings from unconsolidated ventures	—	9,326
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(8,638)	19,452
Realized loss on securities from write-down to fair value	990	—
Realized gain on sale of real estate securities, available for sale	(131)	—
Realized gain on sale of real estate	(11,911)	—
Provision for loan losses	3,225	69,932
Impairment of operating real estate	—	4,126
Amortization of equity-based compensation	4,262	342
Mortgage notes above/below market value amortization	27	(255)
Deferred income tax (benefit) expense	(768)	(788)
Other (gain) loss, net	1,369	20,452
Changes in assets and liabilities:
Receivables, net	(3,992)	6,511
Deferred costs and other assets	1,439	16,680
Due to related party	101,956	(250)
Other liabilities	(1,797)	(3,605)
Net cash provided by operating activities	1,660	57,204
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(432,918)	(37,452)
Repayment on loans and preferred equity held for investment	41,337	160,069
Repayment on loans held for sale	—	450
Proceeds from sale of real estate	332,003	160,830
Acquisition of and additions to real estate, related intangibles and leasing commissions	(1,760)	(11,325)
Investments in unconsolidated ventures	(1,795)	(16,748)
Proceeds from sale of investments in unconsolidated ventures	—	1,795
Distributions in excess of cumulative earnings from unconsolidated ventures	8,784	16,528
Repayment of real estate securities, available for sale, from sales	5,079	—
Repayment of real estate securities, available for sale, from cost recovery	118	—
Repayment of principal in mortgage loans held in securitization trusts	7,128	6,577
Net receipts on settlement of derivative instruments	—	19,637
Change in escrow deposits	3,690	(24,998)
Net cash provided (used in) by investing activities	(38,334)	275,363
Cash flows from financing activities:
Distributions paid on common stock	—	(38,558)
Distributions paid on common stock to noncontrolling interests	—	(922)
Shares canceled for tax withholding on vested stock awards	(1,309)	(1,688)
Borrowings from mortgage notes	37	2,280
Repayment of mortgage notes	(251,804)	(76,585)
Borrowings from credit facilities	329,336	249,991
Repayment of credit facilities	(76,765)	(88,804)
Repayment of mortgage obligations issued by securitization trusts	(7,128)	(6,577)
Payment of deferred financing costs	(1,490)	(1,600)
Contributions from noncontrolling interests	1,384	—
Distributions to noncontrolling interests	(10,794)	(11,013)
Net cash provided by (used in) financing activities	(18,533)	26,524
Effect of exchange rates on cash, cash equivalents and restricted cash	3,520	(1,409)
Net increase (decrease) in cash, cash equivalents and restricted cash	(51,687)	357,682
Cash, cash equivalents and restricted cash - beginning of period	540,030	195,684
Cash, cash equivalents and restricted cash - end of period	$488,343	$553,366

The accompanying notes are an integral part of these consolidated financial statements.

COLONY CREDIT REAL ESTATE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$474,817	$69,619
Restricted cash	65,213	126,065
Total cash, cash equivalents and restricted cash, beginning of period	$540,030	$195,684

End of the period
Cash and cash equivalents	$430,312	$393,845
Restricted cash	58,031	159,521
Total cash, cash equivalents and restricted cash, end of period	$488,343	$553,366

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Accrual of distribution payable	$13,295	$(17)
Right-of-use lease assets and operating lease liabilities	—	(730)

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
The Company was organized in the state of Maryland on August 23, 2017 and maintains key offices in New York, New York and Los Angeles, California. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2018. The Company conducts all activities and holds substantially all assets and liabilities through the Company’s operating subsidiary, Credit RE Operating Company, LLC (the “OP”). At March 31, 2021, the Company owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned as noncontrolling interests.
The Internalization
On April 30, 2021, the Company completed the internalization of the Company’s management and operating functions and terminated its relationship with CLNC Manager, LLC (the “Manager”), a subsidiary of Colony Capital, Inc. (“Colony Capital”), in accordance with that termination agreement dated April 4, 2021 between the Company, the OP, the Manager and Colony Capital Investment Advisors, LLC (the “Termination Agreement,” and the transactions contemplated thereunder, the “Internalization”). Pursuant to the Termination Agreement, the Company paid the Manager a one-time termination fee of $102.3 million. Therefore, the Company will no longer pay management or incentive fees to the Manager for any post-closing period and the Company will assume general and administrative expenses directly. The Company anticipates a savings in operating costs as a result of the Internalization. Further, in connection with the Internalization, certain affiliates of each of the Company and the Manager entered into a transition services agreement to facilitate an orderly internalization transition of the Company’s management of its operations and, in addition, the Company will provide affiliates of the Manager with certain limited transition services.
The Company’s executive team remains unchanged, including Michael J. Mazzei, Chief Executive Officer and President; Andrew E. Witt, Chief Operating Officer; Frank V. Saracino, Chief Financial Officer, Chief Accounting Officer and Treasurer; and David A. Palamé, General Counsel and Secretary. As a result of the stockholders’ vote at the Company’s 2021 Annual Meeting of Stockholders (the “Annual Meeting”), Colony Capital no longer has affiliated representatives on the Company’s board of directors. The Company’s board of directors is comprised of five members, including four incumbent independent directors, led by Catherine D. Rice, the Company’s Independent Chairperson, Vernon Schwartz, John Westerfield and Winston W. Wilson, and Michael J. Mazzei, the Company’s Chief Executive Officer and President. Additionally, certain employees that have contributed substantially to the Company’s investment, underwriting, portfolio and asset management, loan servicing, financial reporting, treasury, legal, tax, credit, risk and compliance responsibilities are seamlessly moving forward with the Company.
Segment Realignment
During the first quarter of 2021, the Company realigned the business and reportable segment information to reflect how the Chief Operating Decision Makers (“CODM”) regularly review and manage the business. Refer to Note 17, “Segment Reporting” for further detail.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Impact of COVID-19
Throughout 2020, continuing into the first quarter of 2021, countries around the world continue to face healthcare and economic challenges arising from the coronavirus disease 2019, or COVID-19. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, are having a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company’s loans and preferred equity held for investment and real estate investments in the hospitality and retail sectors have experienced or anticipate a myriad of challenges, including, but not limited to: significant declines in operating cash flows of the Company’s investments which in turn affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company); flexible lease payment terms sought by tenants; increased property operating costs such as labor and supplies as a result of COVID-19; potential payment defaults on the Company's loans and preferred equity held for investment; and a distressed market affecting real estate values in general. The COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
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
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The portions of equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Restructuring Charges
On April 4, 2021, the Company entered into the Termination Agreement with the Manager whereby its management agreement terminated on April 30, 2021. The termination of the management agreement will be a material change in the management structure of the Company, and is accounted for under ASC 420, Exit or disposal cost obligations. The one-time payment made

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
to the Manager under the Termination Agreement, and other associated costs, are recorded within restructuring charges with a corresponding liability within due to related party. See Note 19, “Restructuring Charges” and Note 20, “Subsequent Events” for additional discussion of the Company’s internalization.
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
As of March 31, 2021, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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
Other consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. At March 31, 2021, the noncontrolling interests in the operating real estate properties represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
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
As of March 31, 2021, the Company held subordinate tranches of securitization trusts in two Investing VIEs for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trusts. The Company’s subordinate tranches of the securitization trusts, which represent the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trusts, less the Company’s retained interest from the subordinate tranches of the securitization trusts), income and expenses of the Investing VIEs are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trusts only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trusts. Subsequent to March 31, 2021, the Company sold its retained investments in the subordinate tranches of one securitization trust for $28.7 million in total proceeds. The Company will realize a gain of approximately $8.8 million in connection with the sale during the second quarter of 2021 and deconsolidate the securitization trust with gross assets and liabilities of approximately $0.8 billion and $0.8 billion, respectively. Refer to Note 5, “Real Estate Securities, Available for Sale” and Note 20, “Subsequent Events” for further discussion.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Unconsolidated VIEs
As of March 31, 2021, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of March 31, 2021.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of March 31, 2021 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$4,137	$4,137
Investments in unconsolidated ventures	293,366	303,352
Loans and preferred equity held for investment, net	18,842	18,842
Total assets	$316,345	$326,331
The Company did not provide financial support to the unconsolidated VIEs during the three months ended March 31, 2021. As of March 31, 2021, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of real estate securities, available for sale was determined as the amortized cost as of March 31, 2021. See Note 5, “Real Estate Securities, Available for Sale” for further discussion on fair value of the real estate securities. The maximum exposure to loss of investments in unconsolidated ventures and loans and preferred equity held for investment, net was determined as the carrying value plus any future funding commitments. Refer to Note 3, “Loans and Preferred Equity Held for Investment, net” and Note 16, “Commitments and Contingencies” for further discussion.
Noncontrolling Interests
Noncontrolling Interests in Investment Entities—This represents interests in consolidated investment entities held by third party joint venture partners and prior to the closing of our formation transactions (the “Combination”) on January 31, 2018, such interests held by private funds managed by Colony Capital. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity, or based upon contractual arrangements that may provide for disproportionate allocation of economic returns among equity interests, including using a hypothetical liquidation at book value (“HLBV”) basis, where applicable and substantive. HLBV uses a balance sheet approach, which measures each party’s capital account at the end of a period assuming that the subsidiary was liquidated or sold at book value. Each party’s share of the subsidiary’s earnings or loss is calculated by measuring the change in the party’s capital account from the beginning of the period in question to the end of period, adjusting for effects of distributions and new investments.
Noncontrolling Interests in the Operating Partnership—This represents membership interests in the OP held by an affiliate of Colony Capital. Noncontrolling interests in the OP are allocated a share of net income or loss in the OP based on their weighted average ownership interest in the OP during the period. Noncontrolling interests in the OP have the right to require the OP to redeem part or all of the membership units in the OP for cash based on the market value of an equivalent number of shares of Class A common stock at the time of redemption, or at the Company’s election as managing member of the OP, through the issuance of shares of Class A common stock on a one-for-one basis. At the end of each reporting period, noncontrolling interests in the OP is adjusted to reflect their ownership percentage in the OP at the end of the period, through a reallocation between controlling and noncontrolling interests in the OP, as applicable.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at March 31, 2021 or December 31, 2020. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
At March 31, 2021, the Company had no loans classified as held for sale.

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
At March 31, 2021, there were no properties held for sale. See Note 6, “Real Estate, net and Real Estate Held for Sale” and Note 17, “Segment Reporting” for further detail.
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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of March 31, 2021, the Company held subordinate tranches of two securitization trusts, which represent the Company’s retained interest in the securitization trusts, which the Company consolidates under U.S. GAAP. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
During the three months ended March 31, 2021, the Company recorded an impairment loss of $1.0 million related to its CRE securities. The impairment loss is included in other gain, net in the Company’s consolidated statements of operations. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
At March 31, 2021 and December 31, 2020, the Company’s investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC arrangements accounted for as equity method investments.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Equity-Based Compensation
Equity-classified stock awards granted to executive officers and both independent and non-independent directors are based on the closing price of the Class A common stock on the grant date and recognized on a straight-line basis over the requisite service period of the awards for restricted stock awards. For performance stock units (“PSUs”) the fair value is based on a Monte Carlo simulation as of the grant date and expense is recognized on a straight-line basis over their measurement period. See Note 11, “Equity-Based Compensation” for further discussion.
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
For the three months ended March 31, 2021 and 2020, the Company recorded income tax benefit and expense of $1.8 million and $1.7 million, respectively.
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
Accounting Standards adopted in 2021
Income Tax Accounting—In December 2019, the FASB issued ASU No. 2019-12, Simplifying Accounting for Income Taxes. The ASU simplifies accounting for income taxes by eliminating certain exceptions to the general approach in ASC 740, Income Taxes, and clarifies certain aspects of the guidance for more consistent application. The simplifications relate to intraperiod tax allocations when there is a loss in continuing operations and a gain outside of continuing operations, accounting for tax law or tax rate changes and year-to-date losses in interim periods, recognition of deferred tax liability for outside basis difference when investment ownership changes, and accounting for franchise taxes that are partially based on income. The ASU also provides new guidance that clarifies the accounting for transactions resulting in a step-up in tax basis of goodwill, among other changes. Transition is generally prospective, other than the provision related to outside basis difference which is on a modified retrospective basis with the cumulative effect adjusted to retained earnings at the beginning of the period adopted, and franchise

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
tax provision which is on either full or modified retrospective. ASU No. 2019-12 is effective January 1, 2021, with early adoption permitted in an interim period, to be applied to all provisions. The Company adopted this on January 1, 2021, and the impact was not material.
Accounting for Certain Equity Investments—In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions between Topic 321 Investments-Equity Securities, Topic 323-Investments Equity Method and Joint Ventures, and Topic 815-Derivatives and Hedging. The ASU clarifies, that if as a result of an observable transaction, an equity investment under the measurement alternative is transitioned into equity method or an equity method investment is transitioned into measurement alternative, then the investment is to be remeasured immediately before and after the transaction, respectively. The ASU also clarifies that certain forward contracts or purchased options to acquire equity securities that are not deemed to be derivatives or in-substance common stock will generally be measured using the fair value principles of ASC 321 before settlement or exercise, and that an entity should not be considering how it will account for the resulting investments upon eventual settlement or exercise. ASU No. 2020-01 is to be applied prospectively, effective January 1, 2021, with early adoption permitted in an interim period. The Company adopted this on January 1, 2021, and the impact was not material.
Future Application of Accounting Standards
Accounting for Convertible Instruments and Contracts on Entity's Own Equity— In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU (1) simplifies an issuer’s accounting for convertible instruments as a single unit of account; (2) allows more contracts on an entity’s own equity to qualify for equity classification and more embedded derivatives to meet the derivative scope exception; and (3) simplifies diluted earnings per share (“EPS”) computation.
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
Adoption of the new standard may be made either on a full retrospective approach or a modified retrospective approach, with cumulative effect adjustment recorded to beginning retained earnings. ASU No. 2020-06 is effective January 1, 2022, with early adoption permitted beginning January 1, 2021. The Company is currently evaluating the effects of this new guidance.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	March 31, 2021				December 31, 2020
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Fixed rate
Mezzanine loans	$158,826	$158,325	12.8%	3.7	$155,803	$155,225	12.8%	4.0
Preferred equity interests	19,010	19,010	15.0%	2.4	18,680	18,681	15.0%	2.7
	177,836	177,335			174,483	173,906
Variable rate
Senior loans	1,425,267	1,416,873	4.7%	3.6	1,029,760	1,026,846	5.4%	3.4
Securitized loans(2)	1,006,495	1,005,294	4.6%	3.3	1,006,495	1,004,698	5.1%	3.4
Mezzanine loans	12,000	12,120	11.5%	1.4	12,000	12,120	11.5%	1.7
Preferred equity interests	4,686	4,686	5.3%	1.0	3,118	3,118	5.3%	0.0
	2,448,448	2,438,973			2,051,373	2,046,782
Loans and preferred equity held for investment	2,626,284	2,616,308			2,225,856	2,220,688

Allowance for loan losses	NA	(40,791)			NA	(37,191)
Loans and preferred equity held for investment, net	$2,626,284	$2,575,517			$2,225,856	$2,183,497
_________________________________________
(1)Calculated based on contractual interest rate.
(2)Represents loans transferred into securitization trusts that are consolidated by the Company.
As of March 31, 2021, the weighted average maturity, including extensions, of loans and preferred equity investments was 3.5 years.
The Company had $6.8 million and $7.0 million of interest receivable related to its loans and preferred equity held for investment, net as of March 31, 2021 and December 31, 2020, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2021	$2,183,497
Acquisitions/originations/additional funding	432,918
Loan maturities/principal repayments	(41,335)
Discount accretion/premium amortization	1,490
Capitalized interest	2,547
Provision for loan losses(1)	(3,602)
Charge-off	2
Balance at March 31, 2021	$2,575,517
_________________________________________
(1)Provision for loan losses excludes $0.4 million determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Nonaccrual and Past Due Loans and Preferred Equity
Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
During the three months ended March 31, 2021, the Company placed one senior loan and preferred equity investment in a hotel located in San Jose, California (“the San Jose Hotel”) on nonaccrual status. The onset of the COVID-19 pandemic in the spring of 2020 created challenges across the hospitality industry. The global reduction in business travel directly impacted operations at the San Jose Hotel. Low occupancy led to weaker financial performance, which led to the borrower closing the hotel and filing for Chapter 11 bankruptcy in March 2021. The borrower has obtained bankruptcy court orders authorizing it to reject the existing hotel management agreement, and to solicit proposals for (a) subordinate financing to support the asset, and (b) a new contract with a new hotel manager to re-brand the hotel as a business-travel destination. The borrower is also seeking immediate determination of the amount of any damages owing to the former manager. The Company has entered into a restructuring support agreement with the borrower regarding the bankruptcy process, in the Company’s capacity as the sole senior secured creditor. In connection with the restructuring support agreement, the Company has not provided any concessions which would be considered a troubled debt restructuring. The bankruptcy proceeding and rulings, the continued impact of COVID-19 on business travel, and other risks associated with a new hotel manager may negatively impact the value of our investment interest.
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before allowance for loan losses, if any (dollars in thousands):

	Current or Less Than 30 Days Past Due (1)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Loans
March 31, 2021	$2,616,308	$—	$—	$—	$2,616,308
December 31, 2020	2,220,688	—	—	—	2,220,688
_________________________________________
(1) At March 31, 2020, includes the San Jose Hotel.
Allowance for Loan Losses
Changes in allowance for loan losses on loans are presented below (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Allowance for loan losses at beginning of period	$37,191	$272,624
Effect of CECL adoption(1)	—	21,093
Provision for loan losses(2)	3,602	69,686
Charge-off	(2)	(15,533)
Transfer to loans held for sale	—	(295,676)
Allowance for loan losses at end of period(3)	$40,791	$52,194
_________________________________________
(1)Calculated by the Company’s PD/LGD model upon CECL adoption on January 1, 2020. See Note 2, “Summary of Significant Accounting Policies” for further details.
(2)Provision for loan losses excludes $0.4 million and $0.2 million for the periods ended March 31, 2021 and March 31, 2020, respectively. These amounts were determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.
(3)At March 31, 2021, includes $40.8 million related to the Company’s PD/LGD model. At March 31, 2020, includes $28.8 million related to the Company’s PG/LGD model, $36.8 million recorded on four NY hospitality loans and $2.3 million related to the Midwest hospitality loan, both of which were evaluated individually, and $1.8 million related to discounted payoff of loans during the quarter ended March 31, 2020.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 31, 2021, there was one senior loan and preferred equity investment past due and all remaining loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were no loans held for investment with contractual payments past due as of December 31, 2020. For the three months ended March 31, 2021, no debt investment contributed more than 10.0% of interest income.
The following table provides a summary by carrying values before any allowance for loan losses of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies—Accounting Standards Adopted in 2020—Credit Losses” for loans risk ranking definitions.

	2021	2020	2019	2018	2017	Prior	Total
Senior loans
Risk Rankings:
3	$421,071	$177,935	$406,777	$187,694	$33,774	$—	$1,227,251
4	—	—	717,682	303,749		—	1,021,431
5	—	—	—	173,485	—	—	173,485
Total Senior loans	421,071	177,935	1,124,459	664,928	33,774	—	2,422,167

Mezzanine loans
Risk Rankings:
3	—	—	65,087	59,440	—	—	124,527
4	—	—	29,289	4,509	12,120	—	45,918
Total Mezzanine loans	—	—	94,376	63,949	12,120	—	170,445

Preferred equity interests and other
Risk Rankings:
4	—		—	19,010	—	—	19,010
5	—	4,686	—	—	—	—	4,686
Total Preferred equity interests and other	—	4,686	—	19,010	—	—	23,696

Total Loans and preferred equity held for investment	$421,071	$182,621	$1,218,835	$747,887	$45,894	$—	$2,616,308

The Company considers several risk factors when assigning its risk ranking each quarter. For the three months ended March 31, 2021, the Company believes the extended impact of the COVID-19 pandemic remains uncertain, and therefore continues to represent a significant risk to the Company’s portfolio. As such, the quarter-end average rating is 3.6, which is consistent with the Company’s average risk ranking throughout 2020.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2021, assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $209.4 million. Refer to Note 16, “Commitments and Contingencies” for further details. At March 31, 2021, the Company recorded a $0.9 million allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with the credit losses accounting standard No. 2016-13. See Note 2, “Summary of Significant Accounting Policies” for further details.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4. Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Equity method investments	$349,385	$366,481
Investments under fair value option	6,522	6,883
Investments in Unconsolidated Ventures	$355,907	$373,364
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
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of March 31, 2021 and December 31, 2020, respectively.
The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Carrying Value
Investments	Description	March 31, 2021	December 31, 2020
ADC investments(1)(2)(3)	Interests in three acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	$48,997	$57,481
Other investment ventures(1)(4)	Interests in six investments, each with less than $127.9 million carrying value at March 31, 2021	300,388	309,000
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
(3)Includes two investments with a carrying value of $49.0 million that were contributed to a preferred financing arrangement. See Note 13, “Noncontrolling Interests,” for further information.
(4)Includes four investments with a carrying value of $186.3 million that were contributed to a preferred financing arrangement. See Note 13, “Noncontrolling Interests,” for further information.

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
Having completed the Upsized Mezzanine Loan refinancing, among other factors, for the remainder of 2020, the Company continued to maintain the nonaccrual status and fair value loss adjustment on the proportionate share of the Colony Mezzanine Lender’s B-participation investment. During the three months ended March 31, 2021, there was no change in accrual status or fair value.
•Also, during the three months ended June 30, 2020, the Company recognized its proportionate share of fair value losses totaling $7.0 million on one mezzanine loan secured by a mixed-use development project (“West Mixed-use”). West Mixed-use’s decrease in fair value is a result of revised sale expectations. During the three months ended March 31, 2021, we recognized the Company’s proportionate share of an additional fair value loss adjustment totaling $3.8 million, which was based on a recent purchase and sale agreement which was executed in April 2021.
•Additionally, the Company holds a $189.2 million co-lender interest (61%) in a senior mortgage loan in the amount of $310.2 million. The Company’s investment interests are held through a joint venture that includes private investment vehicles managed by Colony Capital (the “Colony Senior Lenders”). The senior mortgage is Euro-denominated and is for a fully entitled land acquisition for a mixed-use development project in Dublin, Ireland (Project Dockland).
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
While the Project Dockland schedule had been extended by approximately six to nine months, as previously disclosed, the majority of enabling works commenced in July 2020 and were on track to be completed in January 2021. The enabling works are currently on hold due to new restrictions (closure of construction sites) imposed by the Irish government in early January 2021. While such restrictions have lasted until April 2021, construction sites are gradually reopening, starting with residential sites first. The aforementioned delay and/or further delays may limit the ability of the borrower to obtain a senior secured development construction facility within the expected timeline as initially underwritten. The Company and its senior mortgage co-lenders regularly engage in discussions with the borrower to address continuing developments at the project.
The combination of project delays, the permitting process and uncertain market conditions as a result of COVID-19 (including adverse impacts on demand for office and residential space), continue to negatively impact the Colony Senior Lenders’ investment interest and elevated concerns regarding the ability to secure an anchor tenant and realize the full amount of the existing senior mortgage loan. During the three months ended September 30, 2020, the Company placed the senior mortgage loan on nonaccrual status. During the three months ended December 31, 2020, the Company continued to maintain nonaccrual status and recorded its proportionate share of a fair value loss adjustment totaling $64.0 million, of which $57.7 million was allocated to the Company and $6.4 million was allocated to the Company’s partner. During the three months ended March 31, 2021, there was no change in accrual status or fair value.
Project Dockland’s fair value is based on a weighted average probability analysis of potential resolutions based on a number of factors which included the inability to secure an anchor tenant in a timely manner or at all, the lack of clarity around the timing of entitlements and continuing uncertain market conditions as a result of COVID-19. The loan’s initial maturity date was December 31, 2020, and the Company has extended the loan to June 2021. The Company is working with the borrower and evaluating options, however uncertainties regarding development, permitting, leasing, and exit strategies may continue to impact the investment.
Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests, which range from 1.0% to 17.4%, in PE Investments under the fair value option. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
5. Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of March 31, 2021 and December 31, 2020 (dollars in thousands):

								Weighted Average
		Principal Amount	Total Discount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value	Coupon(1)	Unleveraged Current Yield(2)
As of Date:	Count				Gain	(Loss)
March 31, 2021	1	$11,820	$(7,683)	$4,137	$—	$—	$4,137	3.25%	—%
December 31, 2020	2	19,560	(9,371)	10,189	200	—	10,389	3.35%	—%
_________________________________________
(1)All CMBS are fixed rate.
(2)The Company placed all of its CRE securities on cost recovery status as of April 1, 2020.
Consistent with the overall market, the Company’s CRE securities, which it marks to fair value, lost significant value since the onset of the COVID-19 pandemic. While the Company will evaluate selling its non-investment grade rated CRE security over the next twelve months, it is more likely than not that the Company will sell before recovery. During the three months ended March 31, 2021, the Company wrote down through earnings the amortized cost basis for securities in which the fair value dropped below the amortized cost basis, realizing a loss of $1.0 million. The loss was recorded in other gain, net on the Company’s consolidated statements of operations.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three months ended March 31, 2021, the Company sold one CRE security for a total gross sales price of $5.1 million and realized a gain of $0.1 million. The gain was recorded in other gain (loss), net on the Company’s consolidated statements of operations. At March 31, 2021 the Company had one remaining CRE security, which is on cost recovery, and as a result has ceased accretion of any discounts to expected maturity and applied any cash interest received against the CRE security’s carrying value. This decision was made given the inability to project future cash flows. CRE securities serve as collateral for financing transactions for the CMBS Credit Facilities (refer to Note 9, “Debt,” for further detail). As of March 31, 2021, the Company has fully repaid its CMBS Credit Facilities.
During the three months ended March 31, 2021 and 2020, the Company recorded an unrealized loss in OCI of $0.2 million and $75.0 million, respectively. As of March 31, 2021, the Company did not hold any securities in an unrealized loss position.
As of March 31, 2021, the weighted average contractual maturity of CRE securities was 28.1 years with an expected maturity of 5.5 years.
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
As of March 31, 2021, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $1.7 billion and $1.7 billion, respectively. As of December 31, 2020, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $1.7 billion and $1.6 billion, respectively. As of March 31, 2021, across the two consolidated securitization trusts, the underlying collateral consisted of 114 underlying commercial mortgage loans, with a weighted average coupon of 4.5% and a weighted average loan to value ratio of 59.8%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Assets
Mortgage loans held in a securitization trust, at fair value	$1,742,141	$1,768,069
Receivables, net	6,413	6,644
Total assets	$1,748,554	$1,774,713
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$1,673,969	$1,708,534
Accrued and other liabilities	5,948	6,119
Total liabilities	$1,679,917	$1,714,653
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $68.2 million and $59.5 million as of March 31, 2021 and December 31, 2020, respectively, and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 14, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The below table presents net income attributable to the Company’s common stockholders for the three months ended March 31, 2021 and 2020 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Statement of Operations
Interest expense	$—	$(185)
Interest income on mortgage loans held in securitization trusts	19,689	20,555
Interest expense on mortgage obligations issued by securitization trusts	(17,336)	(18,059)
Net interest income	2,353	2,311
Administrative expense	(766)	(515)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	8,638	(19,452)
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$10,225	$(17,656)

6. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of March 31, 2021, and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Land and improvements	$140,242	$136,184
Buildings, building leaseholds, and improvements	586,115	569,610
Tenant improvements	17,419	16,311
Construction-in-progress	661	3,804
Subtotal	$744,437	$725,909
Less: Accumulated depreciation	(59,306)	(52,201)
Less: Impairment(1)	(39,169)	(34,104)
Net lease portfolio, net(2)	$645,962	$639,604
_________________________________________
(1)See Note 14, “Fair Value,” for discussion of impairment of real estate.
(2)Prior period amounts have been revised to conform to the current year presentation. See Note 17, “Segment Reporting” for further discussion.
The following table presents the Company’s portfolio of other real estate, including foreclosed properties, as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Land and improvements	$53,523	$53,523
Buildings, building leaseholds, and improvements	263,015	262,874
Tenant improvements	24,995	24,931
Furniture, fixtures and equipment	4,245	4,245
Construction-in-progress	913	738
Subtotal	$346,691	$346,311
Less: Accumulated depreciation	(31,480)	(29,955)
Less: Impairment(1)	(116,703)	(116,703)
Other portfolio, net(2)	$198,508	$199,653
_________________________________________
(1)See Note 14, “Fair Value,” for discussion of impairment of real estate.
(2)Prior period amounts have been revised to conform to the current year presentation. See Note 17, “Segment Reporting” for further discussion.
For the three months ended March 31, 2021, the Company had no properties with rental and other income equal to or greater than 10.0% of total revenue.
At March 31, 2021 and December 31, 2020, the Company held foreclosed properties which are included in real estate, net with a carrying value of $25.8 million and $26.2 million, respectively.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Depreciation Expense
Depreciation expense on real estate was $6.9 million and $12.0 million for the three months ended March 31, 2021 and 2020, respectively.
Property Operating Income
For the three months ended March 31, 2021 and 2020, the components of property operating income were as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Lease revenues(1)
Minimum lease revenue	$22,409	$41,958
Variable lease revenue	2,780	6,649
	$25,189	$48,607
Hotel operating income	701	3,501
	$25,890	$52,108
_________________________________________
(1)Excludes net amortization expense related to above and below-market leases of $0.2 million and income of $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of March 31, 2021 (dollars in thousands):

Remainder of 2021	$61,211
2022	75,456
2023	67,563
2024	62,250
2025	56,363
2026 and thereafter	409,564
Total	$732,407
The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of December 31, 2020 (dollars in thousands):

2021	$77,716
2022	73,760
2023	66,137
2024	60,657
2025	55,152
2026 and thereafter	393,964
Total(1)	$727,386
________________________________________
(1)Excludes minimum future rents that is classified as held for sale totaling $103.6 million through 2050.
The rental properties owned at March 31, 2021 are leased under noncancellable operating leases with current expirations ranging from 2022 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Lease Concessions
As a result of the COVID-19 crisis, some tenants sought and others may seek more flexible payment terms and the Company is currently engaged with affected tenants on a case-by-case basis to evaluate and respond to the current environment. For lease concessions resulting directly from the impact of COVID-19 that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee, for example, where total payments required by the modified contract will be substantially the same as or less than the original contract, the Company made a policy election to account for the concessions as though the enforceable rights and obligations for those concessions existed in the lease contracts, under a relief provided by the FASB. Under the relief, the concessions will not be treated as lease modifications that are accounted for over the remaining term of the respective leases, as the Company believes this would not accurately reflect the temporary economic effect of the concessions. Instead, (i) rent deferrals that meet the criteria will be treated as if no changes were made to the lease contract, with continued recognition of lease income and receivables under the original terms of the contract; and (ii) rent forgiveness that meets the criteria will be accounted for as variable lease payments in the affected periods.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2055. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three months ended March 31, 2021 and 2020 was $0.8 million.
Refer to Note 16, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of March 31, 2021.
Real Estate Asset Acquisition
The Company did not have any real estate acquisitions in 2020 or 2021.
Real Estate Held for Sale
The following table summarizes the Company’s assets and related liabilities held for sale related to real estate (dollars in thousands):

December 31, 2020
Assets
Real estate, net	$314,817
Deferred leasing costs and intangible assets, net	8,539
Total assets held for sale	$323,356

Liabilities
Intangible liabilities, net	$323
Total liabilities related to assets held for sale	$323
At March 31, 2021, the Company held no assets as held for sale.
There were no assets held for sale that constituted discontinued operations as of December 31, 2020.
Real Estate Sales
During the three months ended March 31, 2021, the Company completed the sale of an industrial portfolio for a total gross sales price of $335.0 million and a total gain on sale of $11.8 million.
The real estate sold during the three months ended March 31, 2021 did not constitute discontinued operations.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities at March 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

	March 31, 2021
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$83,884	$(30,795)	$53,089
Deferred leasing costs	29,775	(12,724)	17,051
Above-market lease values	10,446	(7,042)	3,404
	$124,105	$(50,561)	$73,544
Intangible Liabilities
Below-market lease values	$16,198	$(8,794)	$7,404

	December 31, 2020
	Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
In-place lease values	$83,239	$(28,558)	$54,681
Deferred leasing costs	29,052	(11,860)	17,192
Above-market lease values	10,468	(6,641)	3,827
	$122,759	$(47,059)	$75,700
Intangible Liabilities
Below-market lease values	$16,149	$(8,492)	$7,657
_________________________________________
(1)Excludes deferred leasing costs and intangible assets and intangible liabilities related to assets held for sale at December 31, 2020.
The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Above-market lease values	$(404)	$(832)
Below-market lease values	222	1,236
Net increase (decrease) to property operating income	$(182)	$404

In-place lease values	$1,765	$4,350
Deferred leasing costs	620	1,647
Other intangibles	43	(24)
Amortization expense	$2,428	$5,973

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of March 31, 2021 (dollars in thousands):

	2021	2022	2023	2024	2025	2026 and thereafter	Total
Above-market lease values	$1,251	$1,009	$519	$391	$213	$21	$3,404
Below-market lease values	(1,203)	(1,382)	(1,375)	(1,375)	(1,373)	(696)	(7,404)
Net increase (decrease) to property operating income	$48	$(373)	$(856)	$(984)	$(1,160)	$(675)	$(4,000)

In-place lease values	$5,657	$6,146	$5,245	$4,945	$4,259	$26,837	$53,089
Deferred leasing costs	2,919	2,779	2,216	1,908	1,521	5,708	17,051
Amortization expense	$8,576	$8,925	$7,461	$6,853	$5,780	$32,545	$70,140

8. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Restricted cash:
Borrower escrow deposits	$40,663	$36,973
Capital expenditure reserves	7,116	6,949
Tenant lockboxes	5,018	4,633
Real estate escrow reserves	2,938	13,807
Working capital and other reserves	2,107	2,561
Margin pledged as collateral	189	290
Total	$58,031	$65,213
The following table presents a summary of other assets as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Other assets:
Prepaid taxes, tax receivable and deferred tax assets	$24,966	$26,294
Right-of-use lease asset	21,550	22,056
Deferred financing costs, net - credit facilities	5,494	6,440
Prepaid expenses	2,962	4,272
Other assets	2,216	651
Investment deposits and pending deal costs	801	801
Derivative asset	107	386
Total	$58,096	$60,900

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of accrued and other liabilities as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Accrued and other liabilities:
Current and deferred tax liability	$30,545	$32,569
Operating lease liability	21,706	22,186
Interest payable	15,739	14,970
Prepaid rent and unearned revenue	12,842	9,082
Accounts payable, accrued expenses and other liabilities	12,461	15,083
Restructuring charges	6,322	—
Unfunded CECL loan allowance	935	1,313
Tenant security deposits	410	1,338
Derivative liability	24	37
Total	$100,984	$96,578

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9. Debt
The following table presents debt as of March 31, 2021 and December 31, 2020 (dollars in thousands):

						March 31, 2021		December 31, 2020
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	LIBOR + 1.59%		$840,423	$835,688	$840,423	$835,153
Subtotal securitization bonds payable, net						840,423	835,688	840,423	835,153

Mortgage and other notes payable, net
Net lease 6		Non-recourse	Oct-27	4.45%		23,515	23,515	23,608	23,608
Net lease 5		Non-recourse	Nov-26	4.45%		3,339	3,263	3,351	3,272
Net lease 4		Non-recourse	Nov-26	4.45%		7,204	7,040	7,230	7,059
Net lease 3		Non-recourse	Jun-21	4.00%		12,130	12,111	12,191	12,163
Net lease 6		Non-recourse	Jul-23	LIBOR + 2.15%		1,214	1,187	1,364	1,333
Net lease 5		Non-recourse	Aug-26	4.08%		31,139	30,909	31,244	31,004
Net lease 1(4)		Non-recourse	Nov-26	4.45%		18,131	17,719	18,196	17,765
Net lease 1(5)		Non-recourse	Mar-28	4.38%		11,943	11,506	12,021	11,584
Net lease 1		Non-recourse	Jul-25	4.31%		—	—	250,000	247,939
Net lease 2(6)		Non-recourse	Jun-25	3.91%		187,328	189,985	187,151	189,806
Net lease 3		Non-recourse	Sep-33	4.77%		200,000	198,624	200,000	198,604
Other real estate 1		Non-recourse	Oct-24	4.47%		106,601	107,121	107,029	107,596
Other real estate 3		Non-recourse	Jan-25	4.30%		73,562	73,021	73,905	73,341
Other real estate 6(7)		Non-recourse	Apr-24	LIBOR + 2.95%		22,788	22,330	22,788	22,306
Loan 9(8)		Non-recourse	Jun-24	LIBOR + 3.00%		75,377	75,378	75,377	75,377
Subtotal mortgage and other notes payable, net						774,271	773,709	1,025,455	1,022,757

Bank credit facility
Bank credit facility	$450,000	Recourse	Feb-23 (9)	LIBOR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1 facility 3	$400,000	Limited Recourse(10)	Apr-23(11)	LIBOR + 1.97%	(12)	122,333	122,333	112,509	112,509
Bank 2 facility 3	21,353	Limited Recourse(10)	Oct-22(13)	LIBOR + 2.50%	(12)	19,353	19,353	19,353	19,353
Bank 3 facility 3	600,000	Limited Recourse(10)	Apr-23(14)	LIBOR + 2.12%	(12)	231,058	231,058	196,738	196,738
Bank 7 facility 1	500,000	Limited Recourse(10)	Apr-25(15)	LIBOR + 2.09%	(12)	199,700	199,700	89,912	89,912
Bank 8 facility 1	250,000	Limited Recourse(10)	Jun-21 (16)	LIBOR + 1.96%	(12)	127,480	127,480	116,712	116,712
Bank 9 facility 1	300,000	(17)	Nov-23(18)	LIBOR + 1.94%	(12)	87,999	87,999	—	—
Subtotal master repurchase facilities	$2,071,353					787,923	787,923	535,224	535,224

Subtotal credit facilities						787,923	787,923	535,224	535,224

Total						$2,402,617	$2,397,320	$2,401,102	$2,393,134
_________________________________________
(1)Subject to customary non-recourse carveouts.
(2)Difference between principal amount and carrying value of securitization bonds payable, net and mortgage and other notes payable, net is attributable to deferred financing costs, net and premium/discount on mortgage notes payable.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
(4)Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.
(5)Represents a mortgage note collateralized by three properties.
(6)As of March 31, 2021, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $187.3 million.
(7)The current maturity of the mortgage payable is April 2022, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(8)The current maturity of the note payable is June 2021, with three one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(9)The ability to borrow additional amounts terminates on February 1, 2022 at which time the Company may, at its election, extend the termination date for two additional six-month terms.
(10)Recourse solely with respect to 25.0% of the financed amount.
(11)The current maturity date was April 2021. In April 2021, the Company entered into an agreement to extend the maturity date to April 2023 with three one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(12)Represents the weighted average spread as of March 31, 2021. The contractual interest rate depends upon asset type and characteristics and ranges from one-month London Interbank Offered Rates (“LIBOR”) plus 1.50% to 2.60%.
(13)The current maturity date is October 2021.
(14)The current maturity date is April 2022, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(15)The current maturity date is April 2024, with a one-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(16)The current maturity date is June 2021. In April 2021, the Company entered into an amended agreement which provides for two one-year extension options, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(17)Recourse is either 25.0% or 50.0% depending on loan metrics.
(18)The current maturity date is November 2021. In May 2021, the Company entered into an agreement to extend the maturity date to May 2024 with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at March 31, 2021 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remainder of 2021	$141,415	$—	$13,935	$127,480
2022	21,873	—	2,520	19,353
2023	443,917	—	2,527	441,390
2024	206,985	—	206,985	—
2025	462,866	—	263,166	199,700
2026 and thereafter	1,125,561	840,423	285,138	—
Total	$2,402,617	$840,423	$774,271	$787,923
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
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At March 31, 2021, the borrowing base valuation was sufficient to support the borrowing of up to $101.7 million.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the applicable borrower’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35%) at March 31, 2021, depending upon the amount of facility utilization.
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

On April 5, 2021, the Company entered into a fourth amendment to its Bank Credit Facility to: (i) permit the OP to consummate the Internalization; (ii) reduce the minimum tangible net worth covenant requirement from $1.5 billion to $1.35 billion upon consummation of the Internalization; (iii) increase the Company’s ability to make restricted payments including additional dividends and stock buybacks and remove all material restrictions on new investments, in each case, so long as no default exists and the OP is in compliance with the financial covenants; (iv) increase the maximum amount available for borrowing from 90% to 100% of borrowing base value; and (v) reduce the aggregate amount of lender commitments from $450.0 million to $300.0 million. At March 31, 2021, the Company was in compliance with all of the financial covenants.
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
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.4 million of investment grade notes. The securitization reflects an advance rate of 83.5% at a weighted average cost of funds of LIBOR plus 1.59%, and is collateralized by a pool of 20 senior loans originated by the Company.
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
As of March 31, 2021, the Company had $1.0 billion carrying value of CRE debt investments financed with $840.4 million of securitization bonds payable, net.
Master Repurchase Facilities
As of March 31, 2021, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.1 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of March 31, 2021, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 31, 2021, the Company had $1.1 billion carrying value of CRE debt investments financed with $787.9 million under the master repurchase facilities.
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
During the first quarter of 2021, the Company entered into an amendment under its Master Repurchase Facility with Bank 3 and Bank 7 to extend the maturity date by two years and three years, respectively.
In April 2021, the Company entered into an amendment under its Master Repurchase Facility with Bank 1 and Bank 8 to extend the maturity date by three years and two years, respectively.
In May 2021, the Company entered into an amendment under its Master Repurchase Facility with Bank 9 to extend the maturity date by three years.
Additionally, in April 2021, the Company entered into amendments under its six Master Repurchase Facilities to: (i) permit the guarantor and the OP to consummate the Internalization; and (ii) reduce the minimum tangible net worth covenant requirement from $1.5 billion to $1.35 billion upon consummation of the Internalization.
CMBS Credit Facilities
As of March 31, 2021 the Company had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The CMBS Credit Facilities were undrawn at March 31, 2021 and December 31, 2020.
10. Related Party Arrangements
Management Agreement
On January 31, 2018, the Company and the OP entered into a management agreement (the “Management Agreement”) with the Manager, pursuant to which the Manager managed the Company’s assets and its day-to-day operations. The Manager was responsible for, among other matters, (1) the selection, origination, acquisition, management and sale of the Company’s portfolio investments, (2) the Company’s financing activities and (3) providing the Company with investment advisory services. The Manager was also responsible for the Company’s day-to-day operations and performed (or would cause to be performed) such services and activities relating to the Company’s investments and business and affairs as may be appropriate. The Management Agreement required the Manager to manage the Company’s business affairs in conformity with the investment guidelines and other policies that are approved and monitored by the Board of Directors. Each of the Company’s executive officers was also an employee of the Manager or its affiliates. The Manager’s role as Manager was under the supervision and direction of the Company’s Board of Directors.
The initial term of the Management Agreement expired on the third anniversary of the closing date of the Combination, January 31, 2018 (the “Closing Date”), and would be automatically renewed for a one-year term each anniversary date thereafter unless earlier terminated as described below. The Company’s independent directors reviewed the Manager’s performance and the fees that may be payable to the Manager annually and, following the initial term, the Management Agreement could be terminated if there was an affirmative vote of at least two-thirds of the Company’s independent directors determining that (1) there had been unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) the compensation payable to

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the Manager, in the form of base management fees and incentive fees taken as a whole, or the amount thereof, was not fair to the Company, subject to the Manager’s right to prevent such termination due to unfair fees by accepting reduced compensation as agreed to by at least two-thirds of the Company’s independent directors. The Company was required to provide the Manager 180 days’ prior written notice of any such termination.
The Company could also terminate the Management Agreement for cause (as defined in the Management Agreement) at any time, including during the initial term, without the payment of any termination fee, with at least 30 days’ prior written notice from the Company’s Board of Directors. Unless terminated for cause, the Manager would be paid a termination fee as described below. The Manager could terminate the Management Agreement if the Company was required to register as an investment company under the Investment Company Act with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay a termination fee. The Manager could have declined to renew the Management Agreement by providing the Company with 180 days’ prior written notice, in which case the Company would not be required to pay a termination fee. The Manager could also terminate the Management Agreement with at least 60 days’ prior written notice if the Company breached the Management Agreement in any material respect or otherwise was unable to perform its obligations thereunder and the breach continued for a period of 30 days after written notice to the Company, in which case the Manager would be paid a termination fee as described below.
In November 2019, the Manager, the Company and the OP amended and restated the Management Agreement to modify the “Core Earnings” definition, providing that “unrealized provisions for loan losses and real estate impairments” shall only be applied as exclusions from the definition of Core Earnings if approved by a majority of the independent directors of the Company. Such change became effective during the fourth quarter of 2019 and resulted in a reduction to Core Earnings which thereby reduced the annual management fee and any incentive fee paid by the Company due to accumulated unrealized provisions for loan losses and real estate impairments to date.
Internalization
On April 30, 2021, the Company completed the Internalization, including the internalization of the Company’s management and operating functions and terminated its relationship with its Manager, a subsidiary of Colony Capital, in accordance with the Termination Agreement. The Company paid the Manager a one-time termination fee of $102.3 million and additional closing costs of $0.3 million. As of March 31, 2021, $102.6 million of unpaid fees related to the Internalization were included in due to related party in the Company’s consolidated balance sheet. The Company will no longer pay management or incentive fees to the Manager for any post-closing period. Refer to Note 1, “Business and Organization,” for further details.
Fees to Manager
Base Management Fee
The base management fee payable to the Manager under the Management Agreement was equal to 1.5% of the Company’s stockholders’ equity (as defined in the Management Agreement), per annum (0.375% per quarter), payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds received by the Company (or, without duplication, the Company’s direct subsidiaries, such as the OP) from all issuances of the Company’s or such subsidiaries’ common and preferred equity securities since inception (allocated on a pro rata basis for such issuances during the calendar quarter of any such issuance), plus (2) the Company’s cumulative Core Earnings (as defined in the Management Agreement) from and after the Closing Date to the end of the most recently completed calendar quarter, less (b)(1) any distributions to the Company’s common stockholders (or owners of common equity of the Company’s direct subsidiaries, such as the OP, other than the Company or any of such subsidiaries), (2) any amount that the Company or any of the Company’s direct subsidiaries, such as the OP, have paid to (x) repurchase for cash the Company’s common stock or common equity securities of such subsidiaries or (y) repurchase or redeem for cash the Company’s preferred equity securities or preferred equity securities of such subsidiaries, in each case since the Closing Date and (3) any incentive fee (as described below) paid to the Manager since the Closing Date.
For the three months ended March 31, 2021 and 2020, the total management fee expense incurred was $7.3 million, and $7.9 million, respectively. As of March 31, 2021 and December 31, 2020, $7.5 million and $7.4 million, respectively, of unpaid management fee were included in due to related party in the Company’s consolidated balance sheets.
Following the Internalization on April 30, 2021, the Company will no longer pay a base management fee to the Manager.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Incentive Fee
The incentive fee payable to the Manager under the Management Agreement was equal to the difference between (i) the product of (a) 20% and (b) the difference between (1) Core Earnings (as defined in the Management Agreement) for the most recent 12-month period (or the Closing Date if it has been less than 12 months since the Closing Date), including the current quarter, and (2) the product of (A) common equity (as defined in the Management Agreement) in the most recent 12-month period (or the Closing Date if it has been less than 12 months since the Closing Date), and (B) 7% per annum and (ii) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of the most recent 12-month period (or the Closing Date if it has been less than 12 months since the Closing Date), provided, however, that no incentive fee is payable with respect to any calendar quarter unless Core Earnings (as defined in the Management Agreement) is greater than zero for the most recently completed 12 calendar quarters (or the Closing Date if it has been less than 12 calendar quarters since the Closing Date).
The Company did not incur any incentive fees during the three months ended March 31, 2021 and 2020.
Following the Internalization on April 30, 2021, the Company will no longer pay an incentive fee to the Manager.
Reimbursements of Expenses
Reimbursement of expenses related to the Company incurred by the Manager, including legal, accounting, financial, due diligence and other services were paid on the Company’s behalf by the OP or its designee(s). The Company reimbursed the Manager for the Company’s allocable share of the salaries and other compensation of the Company’s chief financial officer and certain of its affiliates’ non-investment personnel who spent all or a portion of their time managing the Company’s affairs, and the Company’s share of such costs were based upon the percentage of such time devoted by personnel of the Manager (or its affiliates) to the Company’s affairs. The Company may have been required to pay the Company’s pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager and its affiliates required for the Company’s operations.
For the three months ended March 31, 2021 and 2020, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $2.0 million and $2.7 million, respectively, and are included in administrative expense on the consolidated statements of operations. As of March 31, 2021 and December 31, 2020, there were $2.0 million and $2.7 million of unpaid expenses included in due to related party in the Company’s consolidated balance sheets.
Following the Internalization on April 30, 2021, the Company will no longer reimburse expenses incurred by the CLNC Manager.
Equity Plan Grants
In January 2021, the Company granted 1,420,000 shares of restricted stock and 276,000 PSUs to certain employees of the Manager under the 2018 Equity Incentive Plan (the “2018 Plan”). Following the Internalization, these employees became employees of the Company. In April 2020, the Company granted 143,000 shares to its chief executive officer. In March 2019, the Company granted 800,000 shares to the Manager and/or employees thereof under the 2018 Plan. In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and the Manager and/or employees thereof under the 2018 Plan. 1,924,568 shares remain granted and unvested as of March 31, 2021. See Note 11, “Equity-Based Compensation” for further discussion on the 2018 Plan including shares issued to independent directors of the Company. During the three months ended March 31, 2021 and 2020, the Company recognized share-based compensation expense of $4.2 million and $0.2 million, respectively. Both amounts were included within administrative expense in the consolidated statement of operations.
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
In July 2017, NorthStar Real Estate Income II, Inc., a Maryland corporation which merged with and into the Company as part of the Company’s formation transactions (“NorthStar II”), entered into a joint venture with an affiliate of the Manager to make a $60.0 million investment in a $180.0 million mezzanine loan which was originated by such affiliate of the Manager. The

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
transaction was approved by NorthStar II’s board of directors, including all of its independent directors. The investment was purchased by the Company in connection with the Combination. In June 2018, the Company increased its commitment to $101.8 million in connection with the joint venture bifurcating the mezzanine loan into a mezzanine loan and a preferred equity investment. The Company’s interest in both the underlying mezzanine loan and preferred equity investment is 31.8%, and the affiliate entities own the remaining 68.2%. Both the underlying mezzanine loan and preferred equity investment carry a fixed 13.0% interest rate. This investment is recorded in investments in unconsolidated ventures in the Company’s consolidated balance sheets. In July 2019, the Company increased its commitment in the mezzanine loan from $101.8 million to $189.0 million. The Company’s interest in the upsized mezzanine loan is 45.2% and it carries a fixed 13.0% interest rate. During the three months ended June 30, 2020, the Company made its pro-rata share of two protective advances to the senior mortgage lender totaling $28.5 million. The Company placed this investment on nonaccrual status as of April 1, 2020. In September 2020 the Company’s mezzanine loan and preferred equity investment was converted into a mezzanine participation. See Note 4, “Investments in Unconsolidated Ventures,” for further information.
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
Restricted Stock—Restricted stock awards relating to the Company’s class A common stock are granted to certain employees of the Manager and independent directors of the Company, with a service condition only and are generally subject to annual time-based vesting in equal tranches over a three-year period. Restricted stock is entitled to dividends declared and paid on the Company’s class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based on the Company’s class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite three-year service period. Some employees of the Manager who were

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
granted restricted stock under the 2018 Plan became employees of the Company following the Internalization on April 30, 2021. The shares held by substantially all remaining employees of the Manager will vest following the Internalization.
Performance Stock Units (“PSU”)—PSUs are granted to certain employees of the Manager and are subject to both a service condition and a performance condition. Following the end of the measurement period for the PSUs, the recipients of PSUs may be eligible to vest in all or a portion of PSUs granted, and be issued a number of shares of the Company’s class A common stock, ranging from 0% to 200% of the number of PSUs granted and eligible to vest, to be determined based upon the performance of the Company's class A common stock relative to the Company’s GAAP book value at the end of a two-year measurement period. PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period. Employees of the Manager who were granted PSUs became employees of the Company following the Internalization on April 30, 2021.
Fair value of PSUs, including dividend equivalent rights, was determined using a Monte Carlo simulation, with the following assumptions:

2021 Grant
Expected volatility(1)	86.6%
Risk free rate(2)	0.1%
Expected dividend yield(3)	—
_________________________________________
(1)Based upon the Company’s historical stock volatility.
(2)Based upon the continuously compounded zero-coupon U.S. Treasury yield for the term coinciding with the remaining measurement period of the award as of valuation date.
(3)Based upon the dividend yield in place as of the grant date.

Fair value of PSU awards, excluding dividend equivalent rights, is recognized on a straight-line basis over their measurement period as compensation expense, and is subject to reversal if the performance condition is not achieved.
The table below summarizes the Company’s awards granted, forfeited or vested under the 2018 Plan during the three months ended March 31, 2021:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested shares at December 31, 2020	885,070	—	885,070	$16.16	$—
Granted	1,420,000	276,000	1,696,000	8.28	11.96
Vested	(244,707)	—	(244,707)	17.46	—
Forfeited	(135,795)	—	(135,795)	17.47	—
Unvested shares at March 31, 2021	1,924,568	276,000	2,200,568	12.18	11.96
Fair value of equity awards that vested during the three months ended March 31, 2021 and March 31, 2020, determined based on their respective fair values at vesting date, was $2.3 million and $2.6 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations.
At March 31, 2021, aggregate unrecognized compensation cost for all unvested equity awards was $14.2 million, which is expected to be recognized over a weighted-average period of 2.57 years.
12. Stockholders’ Equity
Authorized Capital
As of March 31, 2021, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of March 31, 2021.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Dividends
During the three months ended March 31, 2021, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
February 24, 2021	March 31, 2021	April 15, 2021	$0.10
Subsequent to March 31, 2021, the Board of Directors approved a $0.14 quarterly dividend for the second quarter of 2021, payable on July 15, 2021 to stockholders of record as of June 30, 2021.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$275	$47,127	$7,186	$54,588
Other comprehensive income (loss) before reclassification	(1,035)	—	(7,547)	(8,582)
Amounts reclassified from AOCI	760	—	—	760
Net current period OCI	(275)	—	(7,547)	(7,822)
AOCI at March 31, 2021	$—	$47,127	$(361)	$46,766

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2019	$15,909	$25,872	$(13,487)	$28,294
Other comprehensive income (loss)	(73,273)	21,255	(18,981)	(70,999)
AOCI at March 31, 2020	$(57,364)	$47,127	$(32,468)	$(42,705)

Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$(73)	$1,403	$(272)	$1,058
Other comprehensive income (loss) before reclassification	98	—	(210)	(112)
Amounts reclassified from AOCI	(25)	—	—	(25)
Net current period OCI	73	—	(210)	(137)
AOCI at March 31, 2021	$—	$1,403	$(482)	$921

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2019	$612	$893	$(801)	$704
Other comprehensive income (loss)	(1,756)	509	(455)	(1,702)
AOCI at March 31, 2020	$(1,144)	$1,402	$(1,256)	$(998)

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Changes in Components of AOCI - Noncontrolling Interests in investment entities

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$—	$—	$2,193	$2,193
Other comprehensive income	—	—	(776)	(776)
AOCI at March 31, 2021	$—	$—	$1,417	$1,417

There was no accumulated other comprehensive income for noncontrolling interests in investment entities for the three months ended March 31, 2020.

The following table presents the details of the reclassifications from AOCI for the three months ended March 31, 2021:

(in thousands)
Component of AOCI reclassified into earnings	Three Months Ended March 31, 2021	Affected Line Item in the Consolidated Statements of Operations
Realized gain on sale of real estate securities	$104	Other gain (loss), net
Impairment of real estate securities	$(967)	Other gain (loss), net
The Company had no reclassifications from accumulated other comprehensive income for the three months ended March 31, 2020.
13. Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited partnership interests in the OP held by an affiliate of Colony Capital Operating Company, LLC, the operating partnership of Colony Capital. Net income (loss) attributable to the noncontrolling interests is based on the limited partners’ ownership percentage of the OP. Net loss attributable to the noncontrolling interests of the OP was $2.0 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities was $0.2 million and net income of $0.5 million for the three months ended March 31, 2021, and 2020, respectively.
5-Investment Preferred Financing
On June 5, 2020, subsidiaries of the Company entered into a preferred financing arrangement (on a portfolio of five underlying Company investment interests) (the “5-Investment Preferred Financing”) from investment vehicles managed by Goldman Sachs (“GS”). The preferred financing provided $200 million of proceeds at closing.
The preferred financing is limited to (i) the Company’s interests in four co-investments alongside investment funds managed by affiliates of the Company’s Manager, each of which are financings on underlying development projects (including residential, office and/or mixed-use components), and (ii) a wholly-owned triple-net industrial distribution center investment leased to a national grocery chain. The preferred financing provides GS a 10% preferred return and certain other minimum returns, as well as a minority interest in future cash flows.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company and its affiliates control the continuing investment and portfolio management of such investments and thus continues to consolidate these investments on the Consolidated Balance Sheet at March 31, 2021. The preferred financing provides for a disproportionate allocation of profits and losses, and thus each party’s share of earnings or loss is determined using a balance sheet approach known as the HLBV method. Under the HLBV method, earnings and losses are recognized based on the change in each party’s capital account from the beginning of the period in question to the end of the period, adjusting for the effects of distributions and new investments. The entity measures each party’s capital account assuming that the subsidiary was liquidated or sold at book value.
For the three months ended March 31, 2021, the Company has drawn-down additional funds of $1.9 million from GS and completed $10.7 million in cash distributions to GS. The noncontrolling interest in investment entities on the Company’s consolidated balance sheet includes $248.9 million representing GS’s investment at March 31, 2021 under the HLBV method.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures - PE Investments	$—	$—	$6,522	$6,522	$—	$5	$6,878	$6,883
Real estate securities, available for sale	—	4,137	—	4,137	—	10,389	—	10,389
Mortgage loans held in securitization trusts, at fair value	—	—	1,742,141	1,742,141	—	—	1,768,069	1,768,069
Other assets - derivative assets	—	107		107	—	386	—	386
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$1,673,969	$—	$1,673,969	$—	$1,708,534	$—	$1,708,534
Other liabilities - derivative liabilities	—	24	—	24	—	37	—	37
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2021 and year ended December 31, 2020 (dollars in thousands):

	Three Months Ended March 31, 2021		Year Ended December 31, 2020
	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)
Beginning balance	$6,878	$1,768,069	$8,858	$1,872,970
Distributions/paydowns	(278)	(7,128)	(2,649)	(76,719)
Equity in earnings	(78)	—	669	—
Unrealized gain (loss) in earnings	—	(18,800)	—	(28,182)
Ending balance	$6,522	$1,742,141	$6,878	$1,768,069
_________________________________________
(1)For the three months ended March 31, 2021, the Company recorded an unrealized loss of $18.8 million related to mortgage loans held in securitization trusts, at fair value and an unrealized gain of $27.4 million related to mortgage obligations issued by securitization trusts, at fair value.
As of March 31, 2021 and December 31, 2020, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of March 31, 2021 and December 31, 2020, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. As of March 31, 2021 and December 31, 2020,

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included yields ranging from 21.2% to 46.8% and 21.1% to 53.7%, respectively, and a weighted average life of 4.4 years and 5.0 years, respectively. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the three months ended March 31, 2021 and March 31, 2020, the Company recorded a net unrealized gain of $8.6 million and a net unrealized loss of $19.5 million related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of March 31, 2021 and December 31, 2020, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021				December 31, 2020
	Principal Amount	Carrying Value		Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net	$2,626,284	$2,575,517	(2)	$2,586,091	$2,225,856	(2)	$2,183,497	$2,189,006
Financial liabilities:(1)
Securitization bonds payable, net	$840,423	$835,688		$840,423	$840,423		$835,153	$840,423
Mortgage and other notes payable, net	774,271	773,709		774,271	1,025,455		1,022,757	1,025,455
Master repurchase facilities	787,923	787,923		787,923	535,224		535,224	535,224
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $209.4 million and $163.0 million as of March 31, 2021 and December 31, 2020, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2021. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of March 31, 2021, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of March 31, 2021, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The Company holds no assets carried at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020.
The following table summarizes the fair value write-downs to assets carried at nonrecurring fair values during the periods presented (dollars in thousands):

Three Months Ended March 31,
2020
Loans:
Loans and preferred equity held for investment, net(1)	$2,346
Loans held for sale(1)	36,783
Total	$39,129
_________________________________________
(1)See Note 3 “Loans and Preferred Equity Held for Investment, net” for further details.
The Company did not record any fair value write-downs to assets carried at nonrecurring fair values during the three months ended March 31, 2021.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 31, 2021 and December 31, 2020, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	Non-Designated Hedges
	March 31, 2021	December 31, 2020
Derivative Assets
Foreign exchange contracts	$107	$386
Included in other assets	$107	$386
Derivative Liabilities
Interest rate contracts	$(24)	$(37)
Included in accrued and other liabilities	$(24)	$(37)
As of March 31, 2021, the Company’s counterparties held $0.1 million in cash collateral.
The following table summarizes the Company’s interest rate contracts as of March 31, 2021:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)	Range of Maturity Dates
		Non-Designated
Put Option	NOK	928,000	July 2021
Interest Rate Swap	USD	$109,302	April 2021 - July 2023
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations and of comprehensive income (loss) for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Other gain (loss), net
Non-designated foreign exchange contracts	$(279)	$(4,084)
Non-designated interest rate contracts	13	(16,370)
	$(266)	$(20,454)
Other income
Non-designated foreign exchange contracts	—	8,738
	$—	$8,738
Accumulated other comprehensive income (loss)
Designated foreign exchange contracts	—	21,764
	$—	$21,764
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), net. During the three months ended March 31, 2021 and 2020, no gain (loss) was transferred from accumulated other comprehensive income (loss).
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Net Amounts of Assets (Liabilities)
March 31, 2021
Derivative Assets
Foreign exchange contracts	$107	$107
	$107	$107
Derivative Liabilities
Interest rate contracts	$(24)	$(24)
	$(24)	$(24)

December 31, 2020
Derivative Assets
Foreign exchange contracts	$386	$386
	$386	$386
Derivative Liabilities
Interest rate contracts	$(37)	$(37)
	$(37)	$(37)
The Company did not offset any of its derivatives positions as of March 31, 2021 and December 31, 2020
16. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2021, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans and preferred equity held for investment was $203.0 million for senior loans and $6.5 million for mezzanine loans. Total unfunded commitments for equity method investments was $10.0 million.
Ground Lease Obligation
The Company’s operating leases are ground leases acquired with real estate.
At March 31, 2021, the weighted average remaining lease term was 14.2 years for ground leases.
The following table presents lease expense, included in property operating expense, for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expense:
Minimum lease expense	$768	$804
	$768	$804

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The operating lease liability was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of March 31, 2021 (dollars in thousands):

Remainder of 2021	$2,304
2022	3,099
2023	3,110
2024	2,213
2025	2,148
2026 and thereafter	19,327
Total lease payments	32,201
Less: Present value discount	10,495
Operating lease liability (Note 8)	$21,706
The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of December 31, 2020 (dollars in thousands):

2021	$3,071
2022	3,099
2023	3,110
2024	2,213
2025	2,148
2026 and thereafter	19,327
Total lease payments	32,968
Less: Present value discount	10,782
Operating lease liability (Note 8)	$22,186
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of March 31, 2021, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Internalization
Subsequent to March 31, 2021, the Company entered into the Termination Agreement with its Manager pursuant to which the Management Agreement terminated effective April 30, 2021, and the Company will no longer pay base management fees or incentive fees with respect to any period thereafter and made a one-time cash payment of $102.3 million to the Manager. This amount is included in due to related party on the Company’s consolidated balance sheet as of March 31, 2021. See Note 20, “Subsequent Events,” for further discussion of the Internalization.
Employment contracts
At March 31, 2021, the Company did not employ any personnel. Instead, the Company relied on the resources of its Manager and affiliates to conduct the Company’s operations. Subsequent to March 31, 2021, the Company entered into employment agreements with the Company’s senior management team, and in accordance with the terms of the Termination Agreement, the Company has extended offers of employment to certain employees that have contributed substantially to the Company’s investment, underwriting, portfolio and asset management, loan servicing, financial reporting, treasury, legal, tax, credit, risk and compliance responsibilities employment, which have been accepted. See Note 20, “Subsequent Events,” for further discussion of the Internalization.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
17. Segment Reporting
Since the third quarter of 2019, the Company conducted its business through the following two portfolios and accompanying operating segments: the Core Portfolio, which consisted of the loan portfolio, CRE debt securities, net leased real estate and corporate; and the Legacy, Non-Strategic Portfolio segment, which consisted of direct investments in operating real estate, private equity investments, certain retail and other loans, as well as corporate-level asset management and other fees. Since then, the Company has resolved 56 investments in the Legacy, Non-Strategic Portfolio and the remaining Legacy, Non-Strategic Portfolio net asset value represented less than 1% of the total net book value at the end of 2020. As such, the Company has dissolved the separate segment reporting of the Legacy, Non-Strategic Portfolio segment as of the beginning of the first quarter of 2021. Prior periods have been recast to reflect these reportable segments for all periods presented.
During the first quarter of 2021, the Company realigned the business and reportable segment information to reflect how the CODM regularly review and manage the business. As a result, the Company presents its business as one portfolio and the following business segments:
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior mortgage loans, mezzanine loans, and preferred equity interests as well as participations in such loans. The segment also includes ADC loan arrangements accounted for as equity method investments.
•Net Leased and Other Real Estate—direct investments in CRE with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of three investments with direct ownership in commercial real estate with an emphasis on properties with stable cash flow.
•CRE Debt Securities—investments currently consisting of BBB and some BB rated CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool), or CRE CLOs (including the junior tranches thereof, collateralized by pools of CRE debt investments). It also includes two sub-portfolios of private equity funds.
•Corporate—includes corporate-level asset management and other fees including expenses related to the Bank Credit Facility, related party and general and administrative expenses.
There were no changes in the structure of the Company’s internal organization that prompted the change in reportable segments. Prior period amounts have been revised to conform to the current year presentation. Accordingly, the Company realigned the discussion and analysis of its portfolio and results of operations to reflect these reportable segments.
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present segment reporting for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Three Months Ended March 31, 2021
Net interest income (expense)	$22,919	$2,353	$—	$(1,040)	$24,232
Property and other income (expense)	(1)	53	25,796	(81)	25,767
Management fee expense	—	—	—	(7,258)	(7,258)
Property operating expense	—	—	(8,111)	—	(8,111)
Transaction, investment and servicing expense	(689)	(167)	(114)	(1,318)	(2,288)
Interest expense on real estate	—	—	(8,633)	—	(8,633)
Depreciation and amortization	—	—	(9,539)	—	(9,539)
Provision for loan losses	(3,225)	—	—	—	(3,225)
Administrative expense	(248)	(780)	(31)	(11,536)	(12,595)
Restructuring charges	—	—	—	(109,171)	(109,171)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	8,638	—	—	8,638
Other gain (loss), net	—	(859)	9,226	—	8,367
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	18,756	9,238	8,594	(130,404)	(93,816)
Equity in earnings (loss) of unconsolidated ventures	(2,400)	(78)	—	—	(2,478)
Income tax benefit	—	1,777	24	—	1,801
Net income (loss)	$16,356	$10,937	$8,618	$(130,404)	$(94,493)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Three Months Ended March 31, 2020
Net interest income (expense)	$24,850	$5,543	$9	$(2,546)	$27,856
Property and other income	52	72	61,793	5	61,922
Management fee expense	—	—	—	(7,946)	(7,946)
Property operating expense	(1)	—	(22,530)	—	(22,531)
Transaction, investment and servicing expense	(873)	(7)	(200)	(2,054)	(3,134)
Interest expense on real estate	—	—	(13,078)	—	(13,078)
Depreciation and amortization	—	—	(17,976)	—	(17,976)
Provision for loan losses	(69,932)	—	—	—	(69,932)
Impairment of operating real estate	—	—	(4,126)	—	(4,126)
Administrative expense	(337)	(535)	(91)	(6,075)	(7,038)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(19,906)	—	454	(19,452)
Other loss, net	—	(16,336)	(3,734)	(92)	(20,162)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(46,241)	(31,169)	67	(18,254)	(95,597)
Equity in earnings (losses) of unconsolidated ventures	15,954	1,213	—	—	17,167
Income tax benefit (expense)	(361)	(1,548)	198	—	(1,711)
Net income (loss)	$(30,648)	$(31,504)	$265	$(18,254)	$(80,141)
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents total assets by segment as of March 31, 2021 and December 31, 2020 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity(1)	CRE Debt Securities(2)	Net Leased and Other Real Estate	Corporate(3)	Total
March 31, 2021	$2,163,316	$1,694,228	$917,496	$1,406,310	$6,181,350
December 31, 2020	1,929,937	1,720,624	1,261,137	1,300,239	6,211,937
_________________________________________
(1)Includes investments in unconsolidated ventures totaling $349.4 million and $366.5 million as of March 31, 2021 and December 31, 2020, respectively.
(2)Includes PE Investments totaling $6.5 million and $6.9 million as of March 31, 2021 and December 31, 2020, respectively.
(3)Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trusts in consolidation.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Total income by geography:
United States	$70,951	$124,953
Europe	6,401	20,795
Total(1)	$77,352	$145,748

	March 31, 2021	December 31, 2020
Long-lived assets by geography:
United States	$606,079	$600,767
Europe	311,935	314,190
Total(2)	$918,014	$914,957
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

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
18. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2021 and 2020 consist of the following (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(94,493)	$(80,141)
Net (income) loss attributable to noncontrolling interests:
Investment Entities	226	(523)
Operating Partnership	1,953	1,892
Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders	$(92,314)	$(78,772)

Numerator:
Net income allocated to participating securities (non-vested shares)	$(192)	$(322)
Net Loss attributable to common stockholders	$(92,506)	$(79,094)

Denominator:
Weighted average shares outstanding	129,781	128,487

Net loss per common share - basic and diluted	$(0.71)	$(0.62)

19. Restructuring Charges
Subsequent to March 31, 2021, the Company entered into the Termination Agreement with its Manager pursuant to which the Company internalized its management function effective as of, and the Company will no longer pay base management fees or incentive fees with respect to any period after April 30, 2021, and the Company made a one-time cash payment of $102.3 million to the Manager. The Company incurred a total of $109.2 million of restructuring costs for the three months ended March 31, 2021, which was paid by the Company in April 2021. The additional restructuring costs of $6.9 million consist primarily of fees paid for legal and investment banking advisory services. The one-time payment of $102.3 million to the Manager is recorded in due to related party on the Company’s consolidated balance sheet as of March 31, 2021, as negotiations were substantially complete and the termination was agreed to thereafter on April 5, 2021. Refer to Note 1, “Business and Organization,” for further detail.
20. Subsequent Events
Internalization
On April 30, 2021, the Company completed the Internalization of the Company’s management and operating functions and terminated its relationship with its Manager, a subsidiary of Colony Capital, in accordance with the Termination Agreement. The Company paid the Manager a one-time termination fee of $102.3 million and the Company will no longer pay management or incentive fees to the Manager for any post-closing period. Refer to Note 1, “Business and Organization,” and Note 19, “Restructuring Charges,” for further detail.
Dividends
On April 15, 2021, the Company paid a quarterly cash dividend of $0.10 per share of Class A common stock for the quarter ending March 31, 2021, to stockholders of record on March 31, 2021.
On April 30, 2021, the Board of Directors approved a $0.14 quarterly dividend for the second quarter of 2021, payable on July 15, 2021 to stockholders of record as of June 30, 2021.
Investment Sales
Subsequent to March 31, 2021, the Company sold its retained investments in the subordinate tranches of one securitization trust for $28.7 million in total proceeds. The Company will realize a gain of approximately $8.8 million in connection with the sale during the second quarter of 2021 and deconsolidate the securitization trust with gross assets and liabilities of approximately $0.8 billion and $0.8 billion, respectively. During the first quarter of 2021, the company recorded a fair value adjustment for the

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
unrealized gain of $8.8 million, which is presented in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net, reported on the consolidated statement of operations.
Subsequent to March 31, 2021, the Company executed a purchase and sale agreement to sell a portion of its ownership interest in “West Mixed-use” and received $3.5 million in gross proceeds. Refer to Note 4, “Investments in Unconsolidated Ventures,” for more detail.
Loan Originations
Subsequent to March 31, 2021, the Company originated four senior loans with a total commitment of $108.9 million.
Bank Credit Facility
In April 2021, the Company entered into a fourth amendment to the Company’s Bank Credit Facility to, among other things, reduce the aggregate amount of lender commitments from $450 million to $300 million. Refer to Note 9, “Debt,” for further details.
Master Repurchase Facilities
In April 2021, the Company entered into an amendment under the Company’s Master Repurchase Facility with Bank 1 and Bank 8 to extend the maturity date by three years and two years, respectively.
In May 2021, the Company entered into an amendment under its Master Repurchase Facility with Bank 9 to extend the maturity date by three years.
Additionally, in April 2021, the Company entered into amendments under six of the Company’s Master Repurchase Facilities to: (i) permit the guarantor and the OP to consummate the Internalization; and (ii) reduce the minimum tangible net worth covenant requirement from $1.5 billion to $1.35 billion upon consummation of the Internalization. Refer to Note 9, “Debt,” for further details.
Hedging Activity
In April 2021, the Company entered into a series of USD-NOK forward swaps for the total notional amount of 274 million NOK in order to minimize foreign currency cash flow risk on the Stavenger, Norway Net Lease. These quarterly forward swaps are over the next three years through May 2024, where the Company has agreed to sell NOK and buy USD at a locked in forward curve rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as the information contained in our Form 10-K for the year ended December 31, 2020, which is accessible on the SEC’s website at www.sec.gov.
Introduction
We are a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which we expect to be our primary investment strategy. Additionally, we may also selectively originate mezzanine loans and preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with our origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. We will continue to target net leased equity investments on a selective basis. Additionally, we currently have investments in CRE debt securities primarily consisting of commercial mortgage-backed securities (“CMBS”) (including “B-pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (including the junior tranches collateralized by pools of CRE debt investments). We have continued to reduce our CMBS holdings since the second quarter of 2020, and have one CMBS security available for sale in addition to our “B-pieces” of a CMBS securitization pool at March 31, 2021. Any future investments in CRE debt securities would be selective and opportunistic.
We were organized in the state of Maryland on August 23, 2017 and maintain key offices in New York, New York and Los Angeles, California. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all our activities and hold substantially all our assets and liabilities through our operating subsidiary, Credit RE Operating Company, LLC (the “OP”). At March 31, 2021, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned as noncontrolling interests.
The Internalization
On April 30, 2021, we completed the internalization of the Company’s management and operating functions and terminated our relationship with CLNC Manager, LLC (the “Manager”), a subsidiary of Colony Capital, Inc. (“Colony Capital”), in accordance with that termination agreement dated April 4, 2021 between the Company, the OP, the Manager and Colony Capital Investment Advisors, LLC (the “Termination Agreement,” and the transactions contemplated thereunder, the “Internalization”). We have paid the Manager a one-time termination fee of $102.3 million. Therefore, we will no longer pay management or incentive fees to the Manager for any post-closing period and we will assume general and administrative expenses directly. We anticipate a savings in operating costs as a result of the Internalization. Further, in connection with the Internalization, certain affiliates of ours and the Manager entered into a transition services agreement to facilitate an orderly internalization transition of the management of our operations and, in addition, we will provide affiliates of the Manager with certain limited transition services.
The Company’s executive team remains unchanged, including Michael J. Mazzei, Chief Executive Officer and President; Andrew E. Witt, Chief Operating Officer; Frank V. Saracino, Chief Financial Officer, Chief Accounting Officer and Treasurer; and David A. Palamé, General Counsel and Secretary. As a result of the Company’s 2021 Annual Meeting of Stockholders, Colony Capital no longer has affiliated representatives on our board of directors. The Company’s board of directors is comprised of five members, including our four incumbent independent directors, led by Catherine D. Rice, our Independent Chairperson, Vernon Schwartz, John Westerfield and Winston W. Wilson, and Michael J. Mazzei, the Company’s Chief Executive Officer and President. Additionally, certain professionals that have contributed substantially to our investment, underwriting, portfolio and asset management, loan servicing, financial reporting, treasury, legal, tax, credit, risk and compliance responsibilities are seamlessly moving forward as direct employees of the Company.
Our senior management team has extensive experience managing and investing in our target assets and other real estate-related investments through a variety of credit cycles and market conditions. The clarity in organizational structure and dedicated management and employee base achieved through the Internalization solidifies the footprint and corresponding network developed by our investment and asset management teams, with proprietary market knowledge, sourcing capabilities and the local presence required to identify, execute and manage new originations and existing investments on behalf of the Company. Our real estate investment platform and relationships allow us to source, underwrite, structure and manage investment opportunities as well as to access debt and equity capital to fund our operations. We have fully integrated investment and portfolio management, finance and administration functions, including legal, compliance, human resources, investor relations, asset valuation, credit and risk management and information technology services. The Company has a captive, fully functional, asset management company that engages primarily in loan servicing for performing, sub-performing and non-performing commercial loans, including senior secured loans, revolving lines of credit, loan participations, subordinated loans, unsecured loans and mezzanine debt. Our asset management company is a commercial special servicer rated by both Standard & Poor’s and Fitch’s rating services.
Our Target Assets
As we entered the first quarter of 2021 and started to see some COVID-19 related uncertainties dissipate and market conditions improve, we have selectively pursued new investments. These new investments are first mortgage loans eligible for collateralized loan obligation securitizations.
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
•Net Leased and Other Real Estate. We may also invest directly in well-located commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. In addition, tenants of our properties typically pay rent increases based on: (1) increases in the consumer price index (typically subject to ceilings), (2) fixed increases, or (3) additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term, net lease agreements generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.
•CRE Debt Securities. Our investments consist of bonds comprising certain tranches of CRE securitization pools, such as CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool). These bonds have been investment grade or below investment grade and are collateralized by CRE debt, typically secured by senior mortgage loans and may be fixed rate or floating rate securities. Due to their first-loss position, CMBS B-pieces are typically offered at a discount to par. These investments typically carry a 10-year weighted average life due to prepayment restrictions. We will continue to manage and monitor our remaining CMBS investments and since the second quarter of 2020 we have substantially reduced the number of CMBS investments. In addition, we have also fully paid down amounts under our CMBS repurchase agreements. Any future investments in CRE Debt Securities would be selective and opportunistic.
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

We believe that events in the financial markets from time to time, including the current and potential impacts of the COVID-19 pandemic, have created and will create significant dislocation between price and intrinsic value in certain asset classes as well as a supply and demand imbalance of available credit to finance these assets. We believe that our in-depth understanding of CRE and real estate-related investments, in-house underwriting, asset management and resolution capabilities, provides an extensive platform to regularly evaluate our investments and determine primary, secondary or alternative disposition strategies. This includes intermediate servicing and negotiating, restructuring of non-performing investments, foreclosure considerations, management or development of owned real estate, in each case to reposition and achieve optimal value realization for the Company and its stockholders. Depending on the nature of the underlying investment, we may pursue repositioning strategies through judicious capital investment in order to extract maximum value from the investment or recognize unanticipated losses to reinvest resulting liquidity in higher-yielding performing investments.
Our Business Segments
Since the third quarter of 2019, we conducted our business through the following two portfolios and accompanying operating segments: the Core Portfolio which consisted of the loan portfolio, CRE debt securities, net leased real estate and corporate; and the Legacy, Non-Strategic Portfolio segment which consisted of direct investments in operating real estate, private equity investments, certain retail and other loans, as well as corporate-level asset management and other fees. Since then, we have resolved 56 investments in our Legacy, Non-Strategic Portfolio and our remaining Legacy, Non-Strategic Portfolio net asset value represents less than 1% of our total net book value at the end of 2020. As such, we have dissolved the separate segment reporting of the Legacy, Non-Strategic Portfolio as of the beginning of the first quarter of 2021.
During the first quarter of 2021, the Company realigned the business and reportable segment information to reflect how the Chief Operating Decision Makers (“CODM”) regularly review and manage the business. As a result, we present our business as one portfolio and the following business segments:
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior mortgage loans, mezzanine loans, and preferred equity interests as well as participations in such loans. The segment also includes acquisition, development and construction (“ADC”) arrangements accounted for as equity method investments.
•Net Leased and Other Real Estate—direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of three investments with direct ownership in commercial real estate, with an emphasis on properties with stable cash flow.
•CRE Debt Securities— securities investments currently consisting of BBB and some BB rated CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool) or CRE CLOs (including the junior tranches thereof, collateralized by pools of CRE debt investments). It also includes two sub-portfolios of private equity funds.
•Corporate—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility (the “Bank Credit Facility”), related party and general and administrative expenses.
There were no changes in the structure of our internal organization that prompted the change in reportable segments. Prior year amounts have been revised to conform to the current year presentation. Accordingly, we realigned the discussion and analysis of our portfolio and results of operations to reflect these reportable segments.
Significant Developments
During the three months ended March 31, 2021 and through May 5, 2021, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•On April 30, 2021, we completed the Internalization, consisting of the internalization of our management and operating functions and terminated our relationship with the Manager, a subsidiary of Colony Capital, in accordance with the Termination Agreement. We paid the Manager a one-time termination fee of $102.3 million, and we will no longer pay management or incentive fees to the Manager for any post-closing period;
•As of the date of this report, we have approximately $443 million of liquidity, consisting of $330 million cash on hand and $113 million available on our Bank Credit Facility;
•Amended our Bank Credit Facility to permit the Internalization and reduced the minimum tangible net worth covenant, increased our ability to make restricted payments such as dividends and stock buybacks and removed material restrictions on new investments, subject to covenant compliance, increased the maximum amount available for borrowing to 100% of the borrowing base value and reduced the aggregate amount of lender commitments from $450 million to $300 million. See “Liquidity and Capital Resources” below for further discussion;
•Additionally, amended our six Master Repurchase Facilities to permit the Internalization and reduce the minimum tangible net worth covenants, along with extending the maturity date on five Master Repurchase Facilities. See “Liquidity and Capital Resources” below for further discussion;
•Declared and paid a first quarter $0.10 per share dividend on April 15, 2021;
•In April 2021, declared a second quarter dividend of $0.14, payable on July 15, 2021 to stockholders of record as of June 30, 2021.
Our Portfolio
•Originated 19 senior mortgage loans with a total commitment of $583.9 million;
•Sold one industrial portfolio that generated gross and net proceeds of $335.0 million and $81.8 million, respectively. We recognized a gain on sale of $11.8 million;
•In April 2021, we sold our retained investments in the subordinate tranches of one securitization trust for $28.7 million in total proceeds. We will realize a gain of approximately $8.8 million in connection with the sale during the second quarter of 2021 and deconsolidate the securitization trust with gross assets and liabilities of approximately $0.8 billion and $0.8 billion, respectively;
•Sold a portion of our ownership interest in a mezzanine loan held in a joint venture and received $3.5 million in gross proceeds; in connection with the sale we recognized a fair value loss adjustment totaling $3.8 million;
•Placed a senior loan and preferred equity investment secured by a hotel in San Jose, California (“San Jose Hotel”) on nonaccrual status in March 2021. See “San Jose, California Hotel Senior Loan and Preferred Equity” in “Our Portfolio” below.
Results of Operations
Our Portfolio
•Generated U.S. GAAP net loss of $92.3 million, or $(0.71) per share and Distributable Earnings of $13.8 million, or $0.10 per share during the three months ended March 31, 2021.
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
We continue to work closely with our borrowers and tenants to address the impact of COVID-19 on their business. To the extent that certain borrowers are experiencing significant financial dislocation we have and may continue to consider the use of interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations, for a limited period. Similarly, we have and may in the future evaluate converting certain current interest payment obligations to payment-in-kind as a potential bridge period solution. We have in limited cases allowed some portions of current interest to convert to payment-in-kind.
The COVID-19 pandemic has created uncertainties that have and may continue to negatively impact our future operating results, liquidity and financial condition. However, we believe there are too many uncertainties to predict and quantify the continuing impact. The potential concerns and risks include, but are not limited to, mortgage borrowers ability to make monthly payments, lessees’ capacity to pay their rent, and the resulting impact on us to meet our obligations. Therefore, there can be no assurances that we will not need to take impairment charges in future quarters or experience further declines in revenues and net income, which could be material.

Our Portfolio
As of March 31, 2021, our portfolio consisted of 86 investments representing approximately $3.5 billion in book value (excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 64 senior mortgage loans, mezzanine loans, preferred equity investments and other loans and had a weighted average cash coupon of 4.5% and a weighted average all-in unlevered yield of 5.3%. Our net leased real estate consisted of approximately 4.5 million total square feet of space and total first quarter 2021 net operating income (“NOI”) of that portfolio was approximately $12.2 million.
As of March 31, 2021, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at CLNC share)(2)	Net book value (Consolidated)(3)	Net book value (at CLNC share)(4)
Our Portfolio
Senior mortgage loans(5)	48	$2,514,258	$2,409,380	$810,532	$705,654
Mezzanine loans(5)	10	364,950	280,801	364,950	280,801
Preferred equity(5)(6)	6	44,778	40,630	44,778	40,630
Subtotal	64	2,923,986	2,730,811	1,220,260	1,027,085
Net leased real estate	9	700,637	502,949	204,697	155,725
Other real estate	3	209,973	196,023	7,022	6,493
CRE debt securities	9	72,309	72,309	72,309	72,309
Private equity interests	1	6,522	6,522	6,522	6,522
Total/Weighted average Our Portfolio	86	$3,913,427	$3,508,614	$1,510,810	$1,268,134
________________________________________
(1)Count for net leased real estate represents number of investments.
(2)Book value at our share represents the proportionate book value based on ownership by asset as of March 31, 2021.
(3)Net book value represents book value less any associated financing as of March 31, 2021.
(4)Net book value at our share represents the proportionate book value based on asset ownership less any associated financing based on ownership as of March 31, 2021.
(5)Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.
(6)Preferred equity balances include $17.0 million of book value at our share attributable to related equity participation interests.
The following charts illustrate the diversification of our portfolio (not including CRE debt securities) based on investment type, underlying property type, and geography, as of March 31, 2021 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

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
Underwriting Process
We use an investment and underwriting process that has been developed by our senior management team leveraging their extensive commercial real estate expertise over many years and real estate cycles. The underwriting process focuses on some or all of the following factors designed to ensure each investment is evaluated appropriately: (i) macroeconomic conditions that may influence operating performance; (ii) fundamental analysis of underlying real estate, including tenant rosters, lease terms, zoning, necessary licensing, operating costs and the asset’s overall competitive position in its market; (iii) real estate market factors that may influence the economic performance of the investment, including leasing conditions and overall competition; (iv) the operating expertise and financial strength and reputation of a tenant, operator, partner or borrower; (v) the cash flow in place and projected to be in place over the term of the investment and potential return; (vi) the appropriateness of the business plan and estimated costs associated with tenant buildout, repositioning or capital improvements; (vii) an internal and third-party valuation of a property, investment basis relative to the competitive set and the ability to liquidate an investment through a sale or refinancing; (viii) review of third-party reports including appraisals, engineering and environmental reports; (ix) physical inspections of properties and markets; (x) the overall legal structure of the investment, contractual implications and the lenders’ rights; and (xi) the tax and accounting impact.
Loan Risk Rankings
In addition to reviewing loans and preferred equity held for investment for impairment quarterly, we evaluate loans and preferred equity held for investment to determine if an allowance for loan loss should be established. In conjunction with this review, we assess the risk factors of each senior and mezzanine loans and preferred equity and assign a risk ranking based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, our loans and preferred equity held for investment are rated “1” through “5,” from less risk to greater risk. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows:
1.Very Low Risk—The loan is performing as agreed. The underlying property performance has exceeded underwritten expectations with very strong NOI, debt service coverage ratio, debt yield and occupancy metrics. Sponsor is investment grade, very well capitalized, and employs a very experienced management team.
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
As mentioned above, management considers several risk factors when assigning our risk ranking each quarter. For the quarter ended March 31, 2021, management believes the extended impact of the COVID-19 pandemic remains uncertain, and therefore continues to represent a significant risk to our portfolio. As such, the quarter-end average rating is 3.6, which is consistent with the year ended December 31, 2020.
Senior and Mezzanine Loans and Preferred Equity
Our senior and mezzanine loans and preferred equity consists of senior mortgage loans, mezzanine loans and preferred equity interests, some of which have equity participation interests.
The following table provides a summary of our senior and mezzanine loans and preferred equity based on our internal risk rankings as of March 31, 2021 (dollars in thousands):

		Carrying Value (at CLNC share)(1)
Risk Ranking	Count(2)	Senior mortgage loans(3)	Mezzanine loans	Preferred equity	Total	% of Our Portfolio
3	37	$1,222,002	$129,889	$19,623	$1,371,514	50.3%
4	18	1,031,389	15,504	16,200	1,063,093	38.9%
5	8	183,568	107,829	4,807	296,204	10.8%
	63	$2,436,959	$253,222	$40,630	$2,730,811	100.0%

Weighted average risk ranking						3.6
_________________________________________
(1)Carrying value at our share represents the proportionate book value based on ownership by asset as of March 31, 2021.
(2)Count excludes one equity method participation held in a joint venture with a de minimis carry value (at CLNC share) which was not assigned a risk ranking.
(3)Includes one mezzanine loan totaling $27.6 million where we are also the senior lender.

The following table provides asset level detail for our senior and mezzanine loans and preferred equity as of March 31, 2021 (dollars in thousands):

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Senior loans
Loan 1	Multifamily	6/21/2019	Milpitas, CA	$179,909	$180,293	Floating	3.1%	5.5%	7/9/2024	72%	3
Loan 2(7)	Hotel	1/2/2018	San Jose, CA	160,700	173,485	n/a (7)	n/a (7)	n/a (7)	1/9/2023	62%	5
Loan 3	Office	12/7/2018	Carlsbad, CA	115,736	116,000	Floating	3.7%	6.0%	12/9/2023	73%	3
Loan 4	Industrial	9/19/2019	New York, NY	115,621	116,000	Floating	3.1%	5.8%	9/19/2024	76%	4
Loan 5	Hotel	6/28/2018	Berkeley, CA	114,889	120,000	Floating	3.2%	5.2%	7/9/2025	66%	4
Loan 6(6)	Multifamily	6/18/2019	Santa Clara, CA	104,729	105,918	Floating	4.4%	7.3%	6/18/2024	64%	4
Loan 7	Office	5/31/2019	Stamford, CT	102,064	102,998	Floating	3.5%	5.8%	6/9/2025	71%	4
Loan 8	Multifamily	4/11/2019	Various - U.S.	87,832	92,000	Floating	3.0%	5.8%	4/9/2024	65%	4
Loan 9	Office	6/27/2018	Burlingame, CA	73,209	73,254	Floating	2.8%	4.7%	7/9/2023	61%	4
Loan 10	Hotel	6/25/2018	Englewood, CO	72,178	74,400	Floating	3.5%	5.3%	7/9/2023	69%	4
Loan 11	Office	8/28/2018	San Jose, CA	71,661	71,694	Floating	2.5%	4.3%	8/28/2025	75%	3
Loan 12	Office	1/19/2021	Phoenix, AZ	71,427	72,460	Floating	3.6%	4.4%	2/9/2026	70%	3
Loan 13	Other (Mixed-use)	10/24/2019	Brooklyn, NY	70,568	72,459	Floating	3.4%	5.9%	11/9/2024	66%	3
Loan 14	Office	4/5/2019	Long Island City, NY	62,523	63,202	Floating	3.3%	5.7%	4/9/2024	58%	4
Loan 15	Office	5/29/2019	Long Island City, NY	60,269	64,380	Floating	3.5%	6.0%	6/9/2024	59%	4
Loan 16	Office	2/13/2019	Baltimore, MD	55,939	56,199	Floating	3.5%	6.2%	2/9/2024	74%	4
Loan 17	Office	7/12/2019	Washington, D.C.	55,840	56,081	Floating	2.8%	5.7%	8/9/2024	68%	4
Loan 18	Multifamily	12/23/2020	Salt Lake City, UT	50,531	51,100	Floating	3.2%	4.0%	1/9/2026	68%	3
Loan 19	Multifamily	7/1/2019	Phoenix, AZ	45,872	45,817	Floating	2.7%	5.0%	7/9/2024	76%	3
Loan 20	Multifamily	3/1/2021	Richardson, TX	42,599	43,227	Floating	3.4%	3.8%	3/9/2026	75%	3
Loan 21	Multifamily	12/21/2020	Austin, TX	40,453	41,073	Floating	3.7%	5.0%	1/9/2026	54%	3
Loan 22	Multifamily	2/8/2019	Las Vegas, NV	40,053	40,086	Floating	3.2%	5.7%	2/9/2024	71%	4
Loan 23	Multifamily	2/3/2021	Arlington, TX	38,860	39,220	Floating	3.6%	4.9%	2/9/2026	81%	3
Loan 24	Multifamily	3/22/2021	Fort Worth, TX	37,234	37,650	Floating	3.5%	4.1%	4/9/2026	83%	3
Loan 25	Multifamily	4/26/2018	Oxnard, CA	36,516	36,500	Floating	5.2%	6.5%	5/9/2021	71%	4
Loan 26	Multifamily	3/25/2021	Fort Worth, TX	35,906	36,300	Floating	3.3%	3.9%	4/9/2026	82%	3
Loan 27	Multifamily	12/29/2020	Fullerton, CA	34,402	34,860	Floating	3.8%	4.8%	1/9/2026	70%	3
Loan 28	Office	6/16/2017	Miami, FL	33,726	33,434	Floating	4.9%	5.6%	7/9/2022	68%	3
Loan 29	Multifamily	3/16/2021	Fremont, CA	30,897	31,312	Floating	3.5%	4.3%	4/9/2026	76%	3
Loan 30	Office	3/28/2019	San Jose, CA	30,580	30,596	Floating	3.0%	5.7%	4/9/2024	64%	3
Loan 31	Multifamily	3/31/2021	Mesa, AZ	28,818	29,240	Floating	3.7%	4.4%	4/9/2026	83%	3
Loan 32	Multifamily	1/29/2021	Charlotte, NC	23,085	23,500	Floating	3.5%	4.1%	2/9/2026	76%	3
Loan 33(6)(7)	Other (Mixed-use)	10/17/2018	Dublin, Ireland	22,868	34,282	n/a (7)	n/a (7)	n/a (7)	12/31/2023	94%	5
Loan 34	Office	9/16/2019	San Francisco, CA	22,863	22,951	Floating	3.2%	5.9%	10/9/2024	72%	3
Loan 35	Multifamily	3/25/2021	San Jose, CA	22,198	22,650	Floating	3.7%	4.1%	4/9/2026	70%	3
Loan 36	Office	9/26/2019	Salt Lake City, UT	22,148	22,381	Floating	2.7%	5.0%	10/9/2024	72%	4
Loan 37	Office	2/26/2019	Charlotte, NC	20,623	20,709	Floating	3.4%	6.0%	3/9/2024	56%	3
Loan 38	Office	8/27/2019	San Francisco, CA	20,567	20,623	Floating	2.8%	5.6%	9/9/2024	73%	3
Loan 39	Multifamily	2/25/2021	Raleigh, NC	20,357	20,683	Floating	3.3%	4.0%	3/9/2026	76%	3
Loan 40	Hotel	7/30/2020	Bloomington, MN	19,059	19,500	Floating	3.0%	4.8%	11/9/2021	64%	3
Loan 41	Office	10/29/2020	Denver, CO	18,444	18,708	Floating	3.6%	4.7%	11/9/2025	64%	3
Loan 42	Multifamily	3/31/2021	San Antonio, TX	18,366	18,600	Floating	3.1%	3.6%	4/9/2026	77%	3
Loan 43	Multifamily	11/24/2020	Tucson, AZ	13,888	14,032	Floating	3.6%	4.7%	12/9/2025	75%	3
Loan 44	Multifamily	2/8/2019	Las Vegas, NV	13,871	13,884	Floating	3.2%	5.7%	2/9/2024	71%	3
Loan 45	Multifamily	3/31/2021	Albuquerque, NM	13,504	13,725	Floating	3.4%	3.9%	4/9/2026	76%	3
Loan 46	Multifamily	3/5/2021	Tucson, AZ	12,946	13,100	Floating	3.7%	4.3%	3/9/2026	72%	3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Loan 47	Multifamily	2/11/2021	Provo, UT	11,842	12,003	Floating	3.8%	4.6%	3/9/2026	71%	3
Loan 48	Multifamily	2/25/2021	Louisville, KY	11,210	11,386	Floating	3.9%	4.4%	3/9/2026	74%	3
Total/Weighted average senior loans				$2,409,380	$2,463,955			4.9%	9/20/2024	69%	3.6

Mezzanine loans
Loan 49(6)(7)	Other (Mixed-use)	9/1/2020	Los Angeles, CA	$97,881	$162,243	n/a (7)	n/a (7)	n/a (7)	7/9/2023	62% - 88%	5
Loan 50(6)	Multifamily	12/26/2018	Santa Clarita, CA	57,499	59,677	Fixed	7.0%	13.8%	12/26/2024	56% - 84%	3
Loan 51(6)	Multifamily	12/3/2019	Milpitas, CA	34,744	35,253	Fixed	8.0%	13.3%	12/3/2024	49% - 71%	3
Loan 52	Multifamily	7/11/2019	Placentia, CA	29,236	30,097	Fixed	8.0%	13.3%	7/11/2024	51% - 84%	3
Loan 53(6)	Hotel	9/23/2019	Berkeley, CA	27,578	29,290	Fixed	9.0%	11.5%	7/9/2025	66% - 81%	4
Loan 54	Hotel	1/9/2017	New York, NY	11,182	12,000	Floating	11.0%	11.5%	9/9/2022	63% - 76%	4
Loan 55(7)	Other (Mixed-use)	6/29/2015	Rolling Hills Estates, CA	8,691	9,607	n/a (7)	n/a (7)	n/a (7)	6/29/2021	n/a	5
Loan 56(6)	Office	7/20/2018	Dublin, Ireland	8,412	7,931	Fixed	n/a	12.5%	12/20/2021	45% - 68%	3
Loan 57	Multifamily	7/30/2014	Various - TX	4,321	4,509	Fixed	9.5%	9.5%	8/11/2024	71% - 83%	4
Loan 58(7)	Other (Mixed-use)	3/19/2013	San Rafael, CA	1,257	—	n/a (7)	n/a (7)	n/a (7)	3/31/2021	32% - 86%	5

Total/Weighted average mezzanine loans				$280,801	$350,607			8.0%	2/27/2024	57% - 81%	3.9

Preferred equity & other loans
Loan 59(6)(8)	Office	8/22/2018	Las Vegas, NV	$18,842	$19,010	Fixed	8.0%	15.3%	9/9/2023	n/a	3
Loan 60(6)	Industrial	9/1/2016	Various - U.S.	16,200	—	n/a	n/a	n/a	9/2/2027	n/a	4
Loan 61(7)	Hotel	8/17/2020	San Jose, CA	4,686	4,686	n/a (7)	n/a (7)	n/a (7)	4/9/2022	n/a	5
Loan 62	Office	7/20/2018	Dublin, Ireland	781	—	n/a	n/a	n/a	12/20/2021	n/a	3
Loan 63(7)	Other (Mixed-use)	6/29/2015	Rolling Hills Estates, CA	121	—	n/a (7)	n/a (7)	n/a (7)	6/29/2021	n/a	n/a
Loan 64(8)	Hotel	10/24/2014	Austin, TX	—	—	n/a	n/a	n/a	n/a	n/a	n/a

Total/Weighted average preferred equity & other loans(9)				$40,630	$23,696			7.1%	1/26/2025	n/a	3.6

Total/Weighted average senior and mezzanine loans and preferred equity - Our Portfolio				$2,730,811	$2,838,258			5.3%	9/1/2024	n/a	3.6
_________________________________________
(1)Represents carrying values at our share as of March 31, 2021.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include USD 1-month London Interbank Offered Rate (“LIBOR”) which was 0.11% as of March 31, 2021.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of March 31, 2021 for weighted average calculations.
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
(5)On a quarterly basis, the Company’s senior and mezzanine loans and preferred equity are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of March 31, 2021.
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
(7)Loans 2, 33, 49, 55, 58, 61 and 63 are on nonaccrual status as of March 31, 2021; as such, no income is being recognized.
(8)Represents equity participation interests related to senior loans, mezzanine loans and/or preferred equity investments.
(9)Weighted average calculation for preferred equity excludes equity participation interests.

The following table details the types of properties securing our senior and mezzanine loans and preferred equity and geographic distribution as of March 31, 2021 (dollars in thousands):

	Book value (at CLNC share)
Collateral property type	Count	Senior mortgage loans	Mezzanine loans and preferred equity	Total	% of Total
Multifamily	29	$995,879	$125,798	$1,121,677	41.1%
Office	19	837,594	28,059	865,653	31.7%
Hotel	8	366,825	43,447	410,272	15.0%
Other(1)	6	93,461	107,927	201,388	7.4%
Industrial / Self Storage	2	115,621	16,200	131,821	4.8%
Total	64	$2,409,380	$321,431	$2,730,811	100.0%

	Book value (at CLNC share)
Region	Count	Senior mortgage loans	Mezzanine loans and preferred equity	Total	% of Total
US West	28	$1,163,400	$280,535	$1,443,935	52.9%
US Southwest	18	572,226	4,321	576,547	21.1%
US Northeast	8	522,825	11,182	534,007	19.5%
US Southeast	5	109,002	—	109,002	4.0%
US Midwest	2	19,059	16,200	35,259	1.3%
Europe	3	22,868	9,193	32,061	1.2%
Total	64	$2,409,380	$321,431	$2,730,811	100.0%
_________________________________________
(1)Other includes commercial and residential development and predevelopment assets.
The following charts illustrate the diversification of our senior and mezzanine loans and preferred equity based on interest rate category, property type, and geography as of March 31, 2021 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Interest Rate Category	Property Type

Geography

Southeast
4%
Midwest
1%
Europe
1%
Southwest
21%
West
53%
Northeast
20%

_________________________________________
(1)Other includes commercial and residential development and predevelopment assets.

Due to the continued impact of COVID-19, we expect some borrowers may continue to experience difficulties making their loan payments over the next several quarters. We are particularly concerned with and focused on loans collateralized by hotels as well as mezzanine loans and preferred equity investments that are subordinate to senior loans provided by other lenders such as our Los Angeles Construction Loan and Preferred Equity Investment discussed below. Failure of our borrowers to meet their loan obligations will not only impact our financial results but may also trigger repayments under our master repurchase facilities. Our asset management team speaks with borrowers on a reasonably current basis, and seeks to identify issues and address potential value preserving solutions, which may include a loan modification.
We have five loans on nonaccrual status as of March 31, 2021, of which we received cash interest payments from these loans of $1.4 million and applied the cash interest collected as a reduction to the loan’s carrying value. Refer to loan 2, loan 33, loan 49, loan 55, loan 58, loan 61 and loan 63 in the asset level detail table above for further details.
At March 31, 2021 our current expected credit loss reserve (“CECL”) calculated by our probability of default (“PD”)/loss given default (“LGD”) model for our outstanding loans and future loan funding commitments is $41.7 million, which is 1.5% of the aggregate commitment amount of our loan portfolio. This represents an increase of $3.2 million from $38.5 million at December 31, 2020, which is primarily driven by new loan originations during the first quarter of 2021.
Asset Specific Summaries: Senior and Mezzanine Loans and Preferred Equity
Los Angeles, California Mixed-Use Project—Third Party $275 Million Construction Mezzanine Loan Upsize and Retained B-Participation Investment

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q1 Risk ranking
Loan 49	Mezzanine	Other (Mixed-use)	9/1/2020	$97,881	$162,243	n/a	n/a	n/a	7/9/2023	62% – 88%	5
In July 2017, we originated a $189.0 million commitment to an approximately $574 million mezzanine loan and preferred equity investment in a development project in Los Angeles County, which includes a hospitality and retail renovation and a new condominium tower construction (the “Mixed-use Project”). Our investment interests are held through a joint venture (the “Colony Mezzanine Lender”) with affiliates of Colony Capital.
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
During the three months ended June 30, 2020, we placed the mezzanine loans and preferred equity investment on nonaccrual status and recorded our proportionate share of a fair value loss adjustment totaling $89.3 million. Having completed the Upsized Mezzanine Loan refinancing, among other factors, for the remainder of 2020 we continued to maintain the nonaccrual status and fair value loss adjustment on our proportionate share of the Colony Mezzanine Lender’s B-participation investment. During the three months ended March 31, 2021, there was no change in accrual status or fair value.
The hotel portion of the development has been completed and the temporary certificate of occupancy was granted in October 2020. Recently, the borrower initiated a sales process for the hotel component of the mixed-use project. In addition, certain hotel and tower condominium sales have closed since December 2020, with $24 million in aggregate proceeds used to pay down the senior mortgage construction loan.
Notwithstanding the Upsized Mezzanine Loan closing, including a revised budget, amendments to maturity dates and extension tests and reserves for future funding, and a potential targeted hotel sale in the third quarter of 2021, it is possible that additional cost overruns, actual and potential construction delays, delays in the hotel opening, the provision of full services and/or diminished hotel and conference facility demand, delays in selling the hotel and/or slower pace of condominium sales, greater negative carry costs than currently projected or other factors, individually or together, may occur and be further impacted by COVID-19 and could negatively impact the overall value of the Mixed-use Project, including our continuing interest in the B-participation investment.
Dublin, Ireland Senior Predevelopment Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q1 Risk ranking
Loan 33	Senior	Other (Mixed-use)	10/17/2018	$22,868	$34,282	n/a	n/a	n/a	12/31/2023	94%	5
We hold a $189.2 million co-lender interest (61%) in a Euro-denominated senior mortgage loan in the amount of $310.2 million USD. Our investment interests are held through a joint venture that includes private investment vehicles managed by Colony Capital (the “Colony Senior Lenders”). The senior mortgage is for a fully entitled land acquisition for a mixed-use development project in Dublin, Ireland (Project Dockland).
The land has planning permission for 420 apartments and approximately 380,000 square feet of offices, but the project borrower has applied for planning permission to increase these numbers to approximately 1,000 total residential units across two towers of 40 and 44 stories and 540,000 square feet of offices. These applications are currently under review by the Irish government zoning authorities. Pre-letting discussions are ongoing in respect to the office building.
While the Project Dockland schedule had been extended by approximately six to nine months, as previously disclosed, the majority of enabling works commenced in July 2020 and were on track to be completed in January 2021. The enabling works are currently on hold due to new restrictions (closure of construction sites) imposed by the Irish government in early January 2021. While such restrictions have lasted until April 2021, construction sites are gradually reopening, starting with residential sites first. The aforementioned delay and/or further delays may limit the ability of the borrower to obtain a senior secured development construction facility within the expected timeline as initially underwritten. We and our senior mortgage co-lenders regularly engage in discussions with the borrower to address continuing developments at the project.

The combination of project delays, the permitting process and uncertain market conditions as a result of COVID-19 (including adverse impacts on demand for office and residential space), continue to negatively impact the Colony Senior Lenders’ investment interest and elevated concerns regarding the ability to secure an anchor tenant and realize the full amount of the existing senior mortgage loan. During the three months ended September 30, 2020, we placed the senior mortgage loan on nonaccrual status. During the three months ended December 31, 2020, we continued to maintain nonaccrual status and recorded our proportionate share of a fair value loss adjustment totaling $64.0 million, of which $57.7 million was allocated to our Company and $6.4 million was allocated to our partner in the “5-Investment Preferred Financing.” Refer to “Liquidity and Capital Resources” section for further discussion.
Project Dockland’s fair value was based on a weighted average probability analysis of potential resolutions based on a number of factors which included the inability to secure an anchor tenant in a timely manner or at all, the lack of clarity around the timing of entitlements and continuing uncertain market conditions as a result of COVID-19. The loan’s initial maturity date was December 31, 2020, and we have extended the loan to June 2021. We are working with the borrower and evaluating options, however uncertainties regarding development, permitting, leasing, and exit strategies may continue to impact our investment. During the three months ended March 31, 2021, there was no change in accrual status or fair value.
During the second quarter of 2020, we completed an asset level preferred financing on five assets which included Project Dockland. Refer to “Liquidity and Capital Resources” section for further discussion regarding the “5-Investment Preferred Financing.”
San Jose, California Hotel Senior Loan and Preferred Equity

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q1 Risk ranking
Loan 2	Senior	Hotel	1/2/2018	$160,700	$173,485	n/a	n/a	n/a	1/9/2023	62%	5
Loan 61	Preferred Equity	Hotel	8/17/2020	4,686	4,686	n/a	n/a	n/a	4/9/2022	n/a	5
We originated a $173.5 million senior loan for the sponsor’s purchase of the San Jose Hotel. The loan included an initial funding of $166.6 million with an additional $6.9 million of future advances. At closing, the borrower contributed approximately $90.0 million of equity toward the acquisition.
The onset of the COVID-19 pandemic in the spring of 2020 created challenges across the hospitality industry. The global reduction in business travel directly impacted operations at the San Jose Hotel, which is located in the heart of downtown San Jose. Low occupancy led to weaker financial performance. In the fourth quarter of 2020, the borrower requested to terminate the existing hotel management agreement and pay the manager liquidated damages in accordance therewith, but the manager refused to acknowledge the termination of its management agreement. The principal of the borrower funded approximately $18.6 million to the borrower during 2020. Faced with the manager’s refusal to take mutually agreeable action and additional losses that the borrower has indicated that it lacked available cash to fund, the borrower closed the hotel and filed for Chapter 11 bankruptcy in March 2021. The borrower has obtained bankruptcy court orders authorizing it to reject the existing hotel management agreement, and to solicit proposals for (a) subordinate financing to support the asset, and (b) a new contract with a new hotel manager to re-brand the hotel as a business-travel destination. The borrower is also seeking immediate determination of the amount of any damages owing to the former manager. We have entered into a restructuring support agreement with the borrower regarding the bankruptcy process, in our capacity as the sole senior secured creditor. The bankruptcy proceeding and rulings, the continued impact of COVID-19 on business travel, and other risks associated with a new hotel manager may negatively impact the value of our investment interest. During the three months ended March 31, 2021, we placed the senior loan and preferred equity investment on nonaccrual status.
Berkeley, California Hotel Senior Loan and Mezzanine Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q1 Risk ranking
Loan 5	Senior	Hotel	6/28/2018	$114,889	$120,000	Floating	3.2%	5.2%	7/9/2025	66%	4
Loan 53	Mezzanine	Hotel	9/23/2019	27,578	29,290	Fixed	9.0%	11.5%	7/9/2025	66% -81%	4
We originated a $109.8 million senior loan in 2018 to replace the sponsor’s existing financing on a hotel located in Berkeley, California (the “Berkeley Hotel”). The hotel includes meeting space, full-service restaurants and tennis club facilities. The loan included an initial funding of $98.8 million with an additional $11.0 million of future advances. The sponsor purchased the Berkeley Hotel in 2014 for a purchase price of $89.5 and has spent a significant amount on capital improvements. In September 2019, we upsized the senior loan to $120.0 million and provided a $29.3 million mezzanine loan to facilitate the sponsor’s acquisition of a third party’s equity interest in the property. Due to the COVID-19 pandemic the Berkeley Hotel was closed from April through July of 2020, during which time the loan stayed current through the combination of borrower reserves and lender advances from the mezzanine loan.
Subsequently, the hotel partially re-opened and began generating cash flow from operations, but cash flows are currently insufficient to fully cover the debt service payment. The borrower has supported any debt service shortfalls out-of-pocket. During January 2021 through April 2021, the Berkeley Hotel has experienced improved operating performance. COVID-19 cases in California continue to impact occupancy significantly, which may influence future borrower actions and support at the Berkeley Hotel and have a negative impact on performance of the asset and the value of our investment interest.
Long Island City, New York Office Senior Loans

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q1 Risk ranking
Loan 14	Senior	Office	4/5/2019	$62,523	$63,202	Floating	3.3%	5.7%	4/9/2024	58%	4
Loan 15	Senior	Office	5/29/2019	60,269	64,380	Floating	3.5%	6.0%	6/9/2024	59%	4
We originated two senior mortgage loans on two transitional office properties to the same sponsorship group. However, the borrowing entities are unrelated and the loans are neither cross-collateralized nor cross defaulted.
The New York City metro office markets have experienced substantial increases in vacancy rates due to the COVID-19 pandemic. The Long Island City market has experienced further increases in vacancy as newly developed or renovated properties have become available for leasing. This has had a negative impact on both the sponsor’s business plans and leasing activity for these two properties. As such, the underlying individual property cash flows are insufficient to cover their respective debt service payments. In March 2021, we agreed to shift future funding advances from the tenant improvements and leasing costs account to be used for interest carry and operations shortfalls for a period of six months on Loan 14 and twelve months on Loan 15. However, it is possible that these uncertain market conditions and borrower actions may result in a future valuation impairment or investment loss.
Student Housing Loan, Various - US

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q1 Risk ranking
Loan 8	Senior	Multifamily	4/11/2019	$87,832	$92,000	Floating	3.0%	5.8%	4/9/2024	65%	4
We originated a $92.0 million senior loan to refinance a portfolio of three cross-collateralized student housing properties. The prolonged effect of the COVID-19 pandemic has put stress on the student housing market and forced one of the three schools serviced by the portfolio to hold classes 100% remotely during the 2020-2021 academic year, drastically decreasing revenue.
We have agreed to forbear the tax and replacement reserve requirements from April 2021 to September 2021, while the borrower pursues a sale of all three properties. The borrower has provided accelerated remedies in the event of default after the forbearance period. Recent broker opinions of values for the three assets in aggregate indicate expected proceeds exceed the debt amount. However, it is possible that uncertain market conditions and borrower actions may result in a future valuation impairment or investment loss.
Other Impairment of Loans and Preferred Equity Held in Joint Ventures
During the second quarter of 2020 we recognized our proportionate share of a fair value loss adjustment totaling $7.0 million reducing the carrying value to $10.8 million from $17.8 million on one mezzanine loan secured by a mixed-use development project (“West Mixed-use”) of which we own 50.0% of the joint venture. The change in fair value was a result of revised sale expectations and its impact on repayment proceeds. During the first quarter of 2021, we recognized our proportionate share of an additional fair value loss adjustment totaling $3.8 million, which was based on a recent purchase and sale agreement which was executed in April 2021.
Payment-In-Kind (“PIK”) Interest Income
We have debt investments in our portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. During the three months ended March 31, 2021, we recorded total PIK interest of $3.5 million. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the borrower to be able to pay all principal and interest due.

CRE Debt Securities
The following table presents an overview of our CRE debt securities as of March 31, 2021 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category(2)	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
Non-investment grade rated (BB)	1	$4,137	—%	—%	5.0	BB | B
“B-pieces” of CMBS securitization pools	8	68,172	2.4%	10.6%	4.4	—
Total/Weighted Average	9	$72,309	2.3%	10.0%	4.4	—
_________________________________________
(1)Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.
(2)As of March 31, 2021, all CRE debt securities consisted of CMBS.
In April 2021, we sold our retained investments in the subordinate tranches of one securitization trust for $28.7 million in total proceeds. We will realize a gain of approximately $8.8 million in connection with the sale during the second quarter of 2021 and deconsolidate the securitization trust with gross assets and liabilities of approximately $0.8 billion and $0.8 billion, respectively.
Net Leased and Other Real Estate
Our net leased real estate investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity. In addition, we may own net leased real estate investments through joint ventures with one or more partners. As part of our net leased real estate strategy, we explore a variety of real estate investments including multi-tenant office, multifamily, student housing and industrial. These properties are typically well-located with strong operating partners and we believe offer both attractive cash flow and returns. Additionally, we have three investments in direct ownership of commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity. We own these operating real estate investments through joint ventures with one or more partners. These properties are typically well-located with strong operating partners.
As of March 31, 2021, $699.0 million, or 19.9% of our assets were invested in net leased and other real estate properties and these properties were 94.0% occupied. The following table presents our net leased and other real estate investments as of March 31, 2021 (dollars in thousands):

	Count	Carrying Value(1)	NOI for the three months ended March 31, 2021(2)
Net leased real estate	9	$502,949	$9,073
Other real estate	3	196,023	3,114
Total/Weighted average net leased and other real estate	12	$698,972	$12,187
________________________________________
(1)Represents carrying values at our share as of March 31, 2021; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(2)Excludes NOI of $1.6 million that relates to properties that have been sold. Please refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of March 31, 2021:

	Collateral type	City, State	Number of Properties	Number of Buildings	Rentable square feet (“RSF”) / units/keys	Weighted average % leased(1)	Weighted average lease term (yrs)(2)
Net leased real estate
Net lease 1	Office	Stavenger, Norway	1	26	1,290,926 RSF	100%	9.7
Net lease 2	Industrial	Various - U.S.	2	2	740,065 RSF	100%	17.3
Net lease 3	Office	Aurora, CO	1	1	183,529 RSF	100%	1.6
Net lease 4	Office	Indianapolis, IN	1	1	338,000 RSF	100%	9.7
Net lease 5	Retail	Various - U.S.	7	7	319,600 RSF	100%	2.8
Net lease 6	Office	Rockaway, NJ	1	1	121,038 RSF	100%	1.7
Net lease 7	Retail	Keene, NH	1	1	45,471 RSF	100%	7.8
Net lease 8	Retail	Fort Wayne, IN	1	1	50,000 RSF	100%	3.3
Net lease 9	Retail	South Portland, ME	1	1	52,900 RSF	100%	2.3
Total/Weighted average net leased real estate			16	41	3,141,529 RSF	100%	9.5

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	7	847,604 RSF	93%	3.7
Other real estate 2	Office	Warrendale, PA	5	5	496,414 RSF	82%	4.3
Other real estate 3	Hotel	Coraopolis, PA	1	1	318 Keys	n/a	—
Total/Weighted average other real estate			13	13	n/a	88%	3.9

Total/Weighted average net leased and other real estate			29	54
_________________________________________
(1)Represents the percent leased as of March 31, 2021. Weighted average calculation based on carrying value at our share as of March 31, 2021.
(2)Based on in-place leases (defined as occupied and paying leases) as of March 31, 2021 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of March 31, 2021.

The following charts illustrate the concentration of our net leased real estate portfolio based on property type and geography as of March 31, 2021 (percentages based on book value at our share, which represents the proportionate book value based on our ownership by asset):

Property Type	Geography

Stavenger, Norway Office Net Lease

	Collateral type	City, State	Number of Properties	Number of Buildings	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 1	Office	Stavenger, Norway	1	26	1,290,926 RSF	100%	9.7
In July 2018, we acquired a class A office campus in Stavenger, Norway (the “Norway Net Lease”) for $320 million. The office campus consists of 26 buildings, which includes rentable square footage of 1.3 million feet. This property is 100% occupied by a single tenant that is rated investment grade AA-/Aa2 from S&P and Moody’s, respectively. The property serves as their global headquarters. The Norway Net Lease requires the tenant to pay for all real estate related expenses, including operational expenditures, capital expenditures and municipality taxes. The Net Lease has a weighted average remaining lease term of 9.7 years and the tenant has the option to extend for two 5-year periods at the same terms with rent adjusted to market rent. The Net Lease also has annual rent increases based on the Norwegian CPI Index. Our tenant has injected a significant amount of capital into improvements of the property over the past 10 years. Financing on the Norway Net Lease consists of a mortgage payable of $170.1 million with a fixed rate of 3.91%, which matures in June 2025. The tenant has made all rent payments and is current on all its financial obligations under the lease. Both the lease payments and mortgage debt service are NOK denominated currency. We have one year put options of NOK for the notional amount of $92 million at a cost of $1.9 million. In April 2021, we entered into a series of USD-NOK forward swaps for the total notional amount of 274 million NOK in order to minimize our foreign currency cash flow risk. These quarterly forward swaps are over the next three years through May 2024, where we have agreed to sell NOK and buy USD at a locked in forward curve rate.

Results of Operations
In the first quarter of 2021, we elected to change our basis of comparison to compare the current quarter to the immediately preceding sequential quarter, rather than to the same quarter in the previous year. As this is the first filing in which this change is made, we are providing both comparisons. We believe comparing the current quarter to the immediately preceding sequential quarter provides a more meaningful analysis and relevant and informative representation of the changes in our operating results over time, given our business is not seasonal.
The following table summarizes our results of operations for the three months ended March 31, 2021 and December 31, 2020 (dollars in thousands):

	Three Months Ended March 31,	Three Months Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Net interest income
Interest income	$34,374	$34,848	$(474)	(1.4)%
Interest expense	(12,495)	(12,128)	(367)	3.0%
Interest income on mortgage loans held in securitization trusts	19,689	30,905	(11,216)	(36.3)%
Interest expense on mortgage obligations issued by securitization trusts	(17,336)	(29,325)	11,989	(40.9)%
Net interest income	24,232	24,300	(68)	(0.3)%

Property and other income
Property operating income	25,722	37,124	(11,402)	(30.7)%
Other income	45	757	(712)	(94.1)%
Total property and other income	25,767	37,881	(12,114)	(32.0)%

Expenses
Management fee expense	7,258	7,503	(245)	(3.3)%
Property operating expense	8,111	10,868	(2,757)	(25.4)%
Transaction, investment and servicing expense	2,288	2,307	(19)	(0.8)%
Interest expense on real estate	8,633	11,759	(3,126)	(26.6)%
Depreciation and amortization	9,539	13,000	(3,461)	(26.6)%
Provision for loan losses	3,225	(1,724)	4,949	n.m
Impairment of operating real estate	—	9,302	(9,302)	(100.0)%
Administrative expense	12,595	6,983	5,612	80.4%
Restructuring charges	109,171	—	109,171	n.m
Total expenses	160,820	59,998	(8,349)	n.m

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	8,638	(8,932)	17,570	n.m
Other gain, net	8,367	11,390	(3,023)	(26.5)%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(93,816)	4,641	10,714	n.m
Equity in earnings (loss) of unconsolidated ventures	(2,478)	(65,284)	62,806	(96.2)%
Income tax benefit (expense)	1,801	(646)	2,447	n.m
Net loss	$(94,493)	$(61,289)	$(33,204)	n.m

Comparison for Three Months Ended March 31, 2021 and December 31, 2020
Net Interest Income
Interest income
Interest income decreased by $0.5 million to $34.4 million for the three months ended March 31, 2021, as compared to the three months ended December 31, 2020. The decrease was primarily due to $1.7 million, related to loan payoffs, $1.3 million due to one loan placed on non-accrual status and $0.4 million in one-time fees earned during the fourth of quarter of 2020. This was partially offset by $3.2 million due to loan originations.
Interest expense
Interest expense increased by $0.4 million to $12.5 million for the three months ended March 31, 2021, as compared to the three months ended December 31, 2020. The decrease is primarily due to sales of CRE debt securities and loan payoffs. This was partially offset by new loans originations.

Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net increased by $0.8 million for the three months ended March 31, 2021, as compared to the three months ended December 31, 2020. This was primarily due to increased interest income on the retained investments in the subordinate tranches of two securitization trusts in the first quarter of 2021.
Property and other income
Property operating income
Property operating income decreased by $11.4 million to $25.7 million for the three months ended March 31, 2021, as compared to the three months ended December 31, 2020. The decrease was primarily due to real estate properties sold in 2020 and the sale of an industrial portfolio in January 2021.
Other income
Other income decreased by $0.7 million for the three months ended March 31, 2021, as compared to the three months ended December 31, 2020. The decrease was due to real estate sales during the year ended December 31, 2020.
Expenses
Management fee expense
Management fee expense decreased for the three months ended March 31, 2021 as compared to the three months ended December 31, 2020 by a de minimis amount.
Property operating expense
Property operating expense decreased by $2.8 million to $8.1 million for the three months ended March 31, 2021, as compared to the three months ended December 31, 2020. The decrease was primarily due to real estate properties sold in 2020 and the sale of an industrial portfolio in January 2021.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased for the three months ended March 31, 2021 as compared to the three months ended December 31, 2020 by a de minimis amount.
Interest expense on real estate
Interest expense on real estate decreased by $3.1 million to $8.6 million for the three months ended March 31, 2021, as compared to the three months ended December 31, 2020 primarily due to a $3.2 million decrease due to the sale of real estate properties in 2020 and the sale of an industrial portfolio in January 2021.
Depreciation and amortization
Depreciation and amortization expense decreased by $3.5 million to $9.5 million for the three months ended March 31, 2021, as compared to the three months ended December 31, 2020. This was primarily due to a $4.1 million decrease resulting from the sale of an industrial building slightly offset by a $0.4 million increase resulting from fixed asset additions during the three months ended March 31, 2021.
Provision for loan losses
Provision for loan losses increased by $4.9 million during the three months ended March 31, 2021, as compared to the three months ended December 31, 2020, primarily due to an increase in CECL reserves recorded in accordance with ASU No. 2016-13, Financial Instruments-Credit Losses.
Impairment of operating real estate
Impairment of operating real estate decreased by $9.3 million for the three months ended March 31, 2021, as compared to the three months ended December 31, 2020. There were no impairments assessed during the three months ended March 31, 2021.
Administrative expense
Administrative expense increased by $5.6 million to $12.6 million for the three months ended March 31, 2021, as compared to the three months ended December 31, 2020. This was due to higher stock compensation expense of $4.2 million and employee compensation expense of $2.0 million partially offset by $0.3 million in lower costs allocated to us by our Manager.

Restructuring charges
During the three months ended March 31, 2021, we recorded $109.2 million in restructuring costs related to the termination of our Management Agreement with our Manager. This consisted of a one-time cash payment of $102.3 million to our Manager paid on April 30, 2021 and $6.9 million in additional restructuring costs consisting primarily of fees paid for legal and investment banking advisory services.
Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the three months ended March 31, 2021, we recorded an unrealized gain of $8.6 million on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts.
Other gain, net
During the three months ended March 31, 2021, we recorded other gain, net of $8.4 million, primarily due to a realized gain of $11.8 million on the sale of an industrial portfolio. This was partially offset by a realized loss of $1.0 million recorded on one CRE CMBS security, in which the fair value dropped below the amortized cost basis. During the three months ended December 31, 2020, we recorded other gain, net of $11.4 million, primarily due to a $9.7 million realized gain on the sale of nine CRE CMBS securities.
Equity in earnings (loss) of unconsolidated ventures
Equity in earnings of unconsolidated ventures increased by $62.8 million to a loss of $2.5 million for the three months ended March 31, 2021, as compared to the three months ended December 31, 2020. This was primarily due to the Company recording its proportionate share of a $64.0 million fair value loss adjustment relating to one unconsolidated venture during the three months ended December 31, 2020.
Income tax benefit (expense)
Income tax benefit (expense) increased by $2.4 million to a benefit of $1.8 million for the three months ended March 31, 2021, as compared to the three months ended December 31, 2020, primarily due to a tax capital loss carryback relating to private equity investments.

The following table summarizes our portfolio results of operations for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	%
Net interest income
Interest income	$34,374	$46,104	$(11,730)	(25.4)%
Interest expense	(12,495)	(20,744)	8,249	(39.8)%
Interest income on mortgage loans held in securitization trusts	19,689	20,555	(866)	(4.2)%
Interest expense on mortgage obligations issued by securitization trusts	(17,336)	(18,059)	723	(4.0)%
Net interest income	24,232	27,856	(3,624)	(13.0)%

Property and other income
Property operating income	25,722	52,513	(26,791)	(51.0)%
Other income	45	9,409	(9,364)	(99.5)%
Total property and other income	25,767	61,922	(36,155)	(58.4)%

Expenses
Management fee expense	7,258	7,946	(688)	(8.7)%
Property operating expense	8,111	22,531	(14,420)	(64.0)%
Transaction, investment and servicing expense	2,288	3,134	(846)	(27.0)%
Interest expense on real estate	8,633	13,078	(4,445)	(34.0)%
Depreciation and amortization	9,539	17,976	(8,437)	(46.9)%
Provision for loan losses	3,225	69,932	(66,707)	(95.4)%
Impairment of operating real estate	—	4,126	(4,126)	n.m.
Administrative expense	12,595	7,038	5,557	79.0%
Restructuring charges	109,171	—	109,171	n.m.
Total expenses	160,820	145,761	15,059	10.3%

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	8,638	(19,452)	28,090	n.m
Other gain (loss), net	8,367	(20,162)	28,529	n.m
Loss before equity in earnings of unconsolidated ventures and income taxes	(93,816)	(95,597)	1,781	(1.9)%
Equity in earnings (loss) of unconsolidated ventures	(2,478)	17,167	(19,645)	n.m
Income tax benefit (expense)	1,801	(1,711)	3,512	n.m
Net loss	$(94,493)	$(80,141)	$(14,352)	n.m.

Comparison of Three Months Ended March 31, 2021 and March 31, 2020
Net Interest Income
Interest income
Interest income decreased by $11.7 million to $34.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was primarily due to $10.2 million related to the repayment and sale of loans throughout 2020 and 2021 and $4.1 million related to sales of CRE securities and the placement of the remaining CRE securities on cost recovery status during the second quarter of 2020. This was offset by a $2.9 million increase from late 2020 and 2021 due to loan originations.
Interest expense
Interest expense decreased by $8.2 million to $12.5 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was primarily due to $3.1 million related to paydowns of financing on our Bank Credit Facility and Master Repurchase Facilities, $3.0 million due to lower LIBOR rates on our securitization, as well as $1.5 million due to fully paying down our CMBS Credit Facilities. This was partially offset by a $1.0 million increase from fourth quarter 2020 and 2021 loan originations.

Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $0.1 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, This was primarily due to decreased interest income on the retained investments in the subordinate tranches of two securitization trusts in the first quarter of 2021.
Property and other income
Property operating income
Property operating income decreased by $26.8 million to $25.7 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and the sale of an industrial portfolio in January 2021.
Other income
Other income of $9.4 million for the three months ended March 31, 2020 was primarily attributable to unwinding certain NOK FX forward contracts during the quarter.
Expenses
Management fee expense
Management fee expense decreased by $0.7 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decrease was due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of March 31, 2021 compared to March 31, 2020.
Property operating expense
Property operating expense decreased by $14.4 million to $8.1 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and the sale of an industrial portfolio in January 2021.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.8 million to $2.3 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to higher legal costs associated with exploring the internalization of management of the Company in the first quarter of 2020 partially offset by higher franchise taxes related to the taxable gain on sale of an industrial portfolio in 2021.
Interest expense on real estate
Interest expense on real estate decreased by $4.4 million to $8.6 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and the sale of an industrial portfolio in January 2021.
Depreciation and amortization
Depreciation and amortization expense decreased by $8.4 million to $9.5 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and the sale of an industrial portfolio in January 2021.
Provision for loan losses
Provision for loan losses decreased by $66.7 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This was due to specific loan impairments of $40.9 million and incremental CECL reserves of $29.0 million for the three months ended March 31, 2020.
Impairment of operating real estate
Impairment of operating real estate was $4.1 million for the three months ended March 31, 2020. The impairment resulted from a reduction in the estimated holding period of certain properties sold during the period.

Administrative expense
Administrative expense increased by $5.6 million to $12.6 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This increase was primarily due to higher stock compensation expense of $4.0 million and employee compensation of $2.0 million partially offset by lower indirect costs reimbursed to the Manager of $0.2 million.
Restructuring charges
During the three months ended March 31, 2021, we recorded $109.2 million in restructuring costs related to the termination of our Management Agreement with the Manager. This consisted of a one-time cash payment of $102.3 million to the Manager paid on April 30, 2021 and $6.9 million in additional restructuring costs consisting primarily of fees paid for legal and investment banking advisory services.
Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the three months ended March 31, 2021, we recorded an unrealized gain of $8.6 million on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts.
Other gain (loss), net
During the three months ended March 31, 2021, we recorded other gain, net of $8.4 million primarily due to a realized gain of $11.8 million on the sale of an industrial portfolio. During the three months ended March 31, 2020, we recorded other loss, net of $20.2 million primarily due to a $16.3 million unrealized loss on non-designated interest rate swap contracts and a $4.1 million unrealized loss on non-designated foreign exchange contracts.
Equity in earnings (loss) of unconsolidated ventures
Equity in earnings (losses) of unconsolidated ventures decreased by $19.6 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This was primarily due to placing three loans held in joint ventures on non-accrual status which resulted in lower income of $12.7 million and three asset sales of $5.3 million.
Income tax benefit (expense)
Income tax benefit (expense) decreased by $3.5 million to an income tax benefit of $1.8 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a tax capital loss carryback relating to private equity investments.
Non-GAAP Supplemental Financial Measures
Distributable Earnings
We present Distributable Earnings, which is a non-GAAP supplemental financial measure of our performance. We believe that Distributable Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with U.S. GAAP, and this metric is a useful indicator for investors in evaluating and comparing our operating performance to our peers and our ability to pay dividends. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. As a REIT, we are required to distribute substantially all of our taxable income and we believe that dividends are one of the principal reasons investors invest in credit or commercial mortgage REITs such as our company. Over time, Distributable Earnings has been a useful indicator of our dividends per share and we consider that measure in determining the dividend, if any, to be paid. This supplemental financial measure also helps us to evaluate our performance excluding the effects of certain transactions and U.S. GAAP adjustments that we believe are not necessarily indicative of our current portfolio and operations. For information on the fees we paid the Manager, see Note 10, “Related Party Arrangements” to our consolidated financial statements included in this Form 10-Q.
We define Distributable Earnings as U.S. GAAP net income (loss) attributable to our common stockholders (or, without duplication, the owners of the common equity of our direct subsidiaries, such as our OP) and excluding (i) non-cash equity compensation expense, (ii) the expenses incurred in connection with our formation or other strategic transactions, (iii) the incentive fee, (iv) acquisition costs from successful acquisitions, (v) gains or losses from sales of real estate property and impairment write-downs of depreciable real estate, including unconsolidated joint ventures and preferred equity investments, (vi) CECL reserves determined by probability of default/loss given default (“PD/LGD”) model, (vii) depreciation and amortization, (viii) any unrealized gains or losses or other similar non-cash items that are included in net income for the current quarter, regardless of whether such items are included in other comprehensive income or loss, or in net income, (ix) one-time events pursuant to changes in U.S. GAAP and (x) certain material non-cash income or expense items that in the judgment of management should not be included in Distributable Earnings. For clauses (ix) and (x), such exclusions shall only be applied after approval by a majority of our independent directors. Distributable Earnings include provision for loan losses when realized. Loan losses are realized when such amounts are deemed nonrecoverable at the time the loan is repaid, or if the underlying asset is sold following foreclosure, or if we determine that it is probable that all amounts due will not be collected; realized loan losses to be included in Distributable Earnings is the difference between the cash received, or expected to be received, and the book value of the asset.
Distributable Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to U.S. GAAP net income or an indication of our cash flows from operating activities determined in accordance with U.S. GAAP, a measure of our liquidity, or an indication of funds available to fund our cash needs. In addition, our methodology for calculating Distributable Earnings may differ from methodologies employed by other companies to calculate the same or similar non-GAAP supplemental financial measures, and accordingly, our reported Distributable Earnings may not be comparable to the Distributable Earnings reported by other companies.
The following table presents a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Net loss attributable to Colony Credit Real Estate, Inc. common stockholders	$(92,314)
Adjustments:
Net loss attributable to noncontrolling interest of the Operating Partnership	(1,953)
Non-cash equity compensation expense	4,262
Transaction costs	109,171
Depreciation and amortization	9,758
Net unrealized loss (gain):
Other unrealized gain on investments	(8,372)
CECL reserves	3,225
Gains on sales of real estate and preferred equity	(9,782)
Adjustments related to noncontrolling interests	(175)
Distributable Earnings attributable to Colony Credit Real Estate, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$13,820
Distributable Earnings per share(1)	$0.10
Weighted average number of common shares and OP units(1)	132,857
_________________________________________
(1)We calculate Distributable Earnings (Loss) per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the three months ended March 31, 2021, weighted average number of common shares includes 3.1 million OP units.

NOI
We believe NOI to be a useful measure of operating performance of our net leased and other real estate portfolios as they are more closely linked to the direct results of operations at the property level. NOI excludes historical cost depreciation and amortization, which are based on different useful life estimates depending on the age of the properties, as well as adjustments for the effects of real estate impairment and gains or losses on sales of depreciated properties, which eliminate differences arising from investment and disposition decisions. Additionally, by excluding corporate level expenses or benefits such as interest expense, any gain or loss on early extinguishment of debt and income taxes, which are incurred by the parent entity and are not directly linked to the operating performance of the Company’s properties, NOI provides a measure of operating performance independent of the Company’s capital structure and indebtedness. However, the exclusion of these items as well as others, such as capital expenditures and leasing costs, which are necessary to maintain the operating performance of the Company’s properties, and transaction costs and administrative costs, may limit the usefulness of NOI. NOI may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.

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
The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three months ended March 31, 2021:

Three Months Ended March 31, 2021

Net income attributable to Colony Credit Real Estate, Inc. common stockholders(1)	$9,098
Adjustments:
Net loss attributable to noncontrolling interests in investment entities	(132)
Amortization of above- and below-market lease intangibles	183
Interest income	9
Interest expense on real estate	8,632
Other income	(34)
Transaction, investment and servicing expense	(12)
Depreciation and amortization	9,539
Administrative expense	31
Other gain on investments, net	(9,496)
Income tax benefit	(25)
NOI attributable to noncontrolling interest in investment entities	(3,998)
Total NOI, at share	$13,795
_________________________________________
(1)Net income (loss) attributable to Colony Credit Real Estate, Inc. common stockholders excludes $101.4 million of net loss attributable to non-net leased and other real estate investments. The total net loss attributable to Colony Credit Real Estate, Inc.’s common stockholders was $92.3 million for the three months ended March 31, 2021.
Liquidity and Capital Resources
Overview
Our primary liquidity needs include commitments to repay borrowings, finance our assets and operations, meet future funding obligations, make distributions to our stockholders and fund other general business needs. We use significant cash to make additional investments, meet commitments to existing investments, repay the principal of and interest on our borrowings and pay other financing costs, make distributions to our stockholders and fund our operations, which includes making payments to the Manager in accordance with the Management Agreement through April 30, 2021.
Our primary sources of liquidity include cash on hand, cash generated from our operating activities and cash generated from asset sales and investment maturities. However, subject to maintaining our qualification as a REIT and our Investment Company Act exclusion, we may use several sources to finance our business, including bank credit facilities (including term loans and revolving facilities), master repurchase facilities and securitizations, as described below. In addition to our current sources of liquidity, there may be opportunities from time to time to access liquidity through public offerings of debt and equity securities. We also invested in a number of our assets through co-investments with other investment vehicles managed by affiliates of Colony Capital and/or third parties, which has and may allow us to pool capital to access larger transactions and diversify investment exposure.
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $300 million ($450 million as of March 31, 2021) secured revolving credit facility, up to approximately $2.1 billion in secured revolving repurchase facilities, $840 million in non-recourse securitization financing, $699 million in commercial mortgages and $75 million in other asset-level financing structures. In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	March 31, 2021	December 31, 2020
Debt-to-equity ratio(1)	1.1x	1.0x
_________________________________________
(1)Represents (i) total outstanding secured debt less cash and cash equivalents of $430.3 million and $474.8 million at March 31, 2021 and December 31, 2020, respectively to (ii) total equity, in each case, at period end.
Potential Sources of Liquidity
The COVID-19 pandemic has had a significant impact on our business, and we have taken actions since its onset to protect our liquidity. However, the pandemic’s impact on the financial condition of our borrowers and their ability to make their monthly mortgage payments and remain in compliance with loan covenants and terms is uncertain, and the failure of our borrowers to meet their loan obligations may trigger repayments under our Bank Credit Facility and Master Repurchase Facilities.
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
On February 1, 2018, the OP (together with certain subsidiaries of the OP from time to time party thereto as borrowers, collectively, the “Borrowers”) entered into a credit agreement (the “Bank Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders from time to time party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide a revolving credit facility.
On April 5, 2021, we entered into a fourth amendment to the Bank Credit Facility to: (i) permit the OP to consummate the Internalization; (ii) reduce the minimum tangible net worth covenant requirement from $1.5 billion to $1.35 billion upon consummation of the Internalization; (iii) increase our ability to make restricted payments including additional dividends and stock buybacks and the removal all material restrictions on new investments, in each case, so long as no default exists and the OP is in compliance with the financial covenants; (iv) increase the maximum amount available for borrowing from 90% to 100% of borrowing base value; and (v) reduce the aggregate amount of lender commitments from $450 million to $300 million.
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
The Bank Credit Facility contains various affirmative and negative covenants, including, among other things, the obligation of the Company to maintain REIT status and be listed on the NYSE, and limitations on debt, liens and restricted payments. In addition, the Bank Credit Facility includes the following financial covenants applicable to the OP and its consolidated subsidiaries: (a) consolidated tangible net worth of the OP must be greater than or equal to the sum of (i) $1.35 billion and (ii) 75% of the proceeds received by the OP from any offering of its common equity and of the proceeds from any offering by the Company of its common equity to the extent such proceeds are contributed to the OP, excluding any such proceeds that are contributed to the OP within ninety (90) days of receipt and applied to acquire capital stock of the OP; (b) the OP’s earnings before interest, income tax, depreciation, and amortization plus lease expenses to fixed charges for any period of four (4) consecutive fiscal quarters must be not less than 1.50 to 1.00; (c) the OP’s interest coverage ratio must be not less than 3.00 to 1.00; and (d) the OP’s ratio of consolidated total debt to consolidated total assets must be not more than 0.70 to 1.00. The Bank Credit Facility also includes customary events of default, including, among other things, failure to make payments when due, breach of covenants or representations, cross default to material indebtedness or material judgment defaults, bankruptcy matters involving any Borrower or any Guarantor and certain change of control events. The occurrence of an event of default will limit the ability of the OP and its subsidiaries to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.
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
During the first quarter of 2021, we entered into an amendment under our Master Repurchase Facility with Bank 3 and Bank 7 to extend the maturity date by two years and three years, respectively.
In April 2021, we entered into an amendment under our Master Repurchase Facility with Bank 1 and Bank 8 to extend the maturity date by three years and two years, respectively.
In May 2021, we entered into an amendment under our Master Repurchase Facility with Bank 9 to extend the maturity date by three years.
Additionally, in April 2021, we entered into amendments under our six Master Repurchase Facilities to: (i) permit the guarantor to consummate the Internalization; and (ii) reduce the minimum tangible net worth covenant requirement from $1.5 billion to $1.35 billion upon consummation of the Internalization.
The following table presents a summary of our Master Repurchase and Bank Credit Facilities as of March 31, 2021 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$400,000	$122,333	2.1	LIBOR + 1.97%
Bank 2	21,353	19,353	1.5	LIBOR + 2.50%
Bank 3	600,000	231,058	1.1	LIBOR + 2.12%
Bank 7	500,000	199,700	3.1	LIBOR + 2.09%
Bank 8	250,000	127,480	0.2	LIBOR + 1.96%
Bank 9	300,000	87,999	2.6	LIBOR + 1.94%
Total Master Repurchase Facilities	2,071,353	787,923

Bank Credit Facility	450,000	—	1.8	LIBOR + 2.25%

Total Facilities	$2,521,353	$787,923
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
In October 2019, we executed a securitization transaction through our subsidiaries, CLNC 2019-FL1, which resulted in the sale of $840 million of investment grade notes. The securitization reflects an advance rate of 83.5% at a weighted average cost of funds of LIBOR plus 1.59%, and is collateralized by a pool of 20 senior loans, which we originated.
CLNC 2019-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within CLNC 2019-FL1. During the three months ended March 31, 2021 and through May 5, 2021, two loans held in CLNC 2019-FL1 were either fully or partially repaid, totaling $41.2 million. We replaced the repaid loan by contributing existing loan investments of equal value.
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
The preferred financing is limited to (i) our interests in four co-investments alongside investment funds managed by affiliates of the Manager, each of which are financings on underlying development projects (including residential, office and/or mixed-use components), and (ii) a wholly-owned triple-net industrial distribution center investment leased to a national grocery chain. The preferred financing provides GS a 10% preferred return and certain other minimum returns, as well as a minority interest in future cash flows.
The transaction resulted in net liquidity to us of approximately $170 million, net of approximately $30 million in paydowns under the Company’s Bank Credit Facility. The preferred financing provides the ability to draw down up to an additional $29 million of commitments from GS for future advances to the portfolio, if any, at our same advance rate.
The following table presents a summary of the five assets included in the portfolio financing as of March 31, 2021 (dollars in thousands):

City, State	Collateral	Asset Type / #(1)	GS (2)	CLNC (2)	Total
Dublin, Ireland	Mixed Use	Loan 33	$104,895	$22,869	$127,764
Various, US	Industrial	Net Leased 2	55,816	20,177	75,993
Rolling Hills, CA	Single Family Development	Loan 56 and 63	40,420	8,812	49,232
Dublin, Ireland	Office	Loans 55 and 62	42,163	9,192	51,355
San Rafael, CA	Mixed Use	Loan 58	5,766	1,257	7,023
Total Net Assets			$249,060	$62,307	$311,367
_________________________________________
(1)For further details on each asset included in the portfolio financing please refer to “Our Portfolio” in the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)The portfolio financing recognized $0.2 million in expenses for the period ended March 31, 2021 that are excluded from the assets shown in the table above.
We and our affiliates control the continuing investment and portfolio management of such investments and such investments are consolidated on our consolidated balance sheet at March 31, 2021. The preferred financing provides for a disproportionate allocation of profits and losses and the share of income or loss is determined using a balance sheet approach known as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, earnings and losses are recognized based on how an entity would allocate and distribute its cash if it were to sell all of its assets and settle its liabilities for their carrying amounts and liquidate at the reporting date. Under the HLBV method, we could record, in any period, more or less income than may be generated in the case of an actual liquidation. The preferred financing resulted in a reallocation of a portion of stockholders equity to noncontrolling interest, resulting in a $69 million day one reduction in stockholders equity. The noncontrolling interest in investment entities on our consolidated balance sheet includes $248.9 million representing GS’s investment at March 31, 2021 under the HLBV method.
The following table presents a summary of the members’ capital for the period ended March 31, 2021 (dollars in thousands):

	GS	CLNC	Total
Beginning Balance - January 1, 2021	$259,524	$71,085	$330,609
Contributions (1)	983	889	1,872
Distributions (2)	(10,741)	—	(10,741)
Profit / (Loss) allocation (3)	(861)	(9,704)	(10,565)
Ending Balance - March 31, 2021	$248,905	$62,270	$311,175
_________________________________________
(1)Future advances on Loan 55 and Loan 62.
(2)Distribution from Net Lease 2 totaled $10.3 million and Loan 56 and Loan 63 totaled $0.4 million.
(3)Losses during the period were driven by $8.1 million in foreign currency translation on our two Dublin, Ireland investments, and the $3.8 million fair value adjustment, of which $3.4 million was allocated to CLNC and $0.4 million was allocated to GS, on our San Rafael, CA mixed-use Loan 58. These losses were offset by gains in other investments in the portfolio.
Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2021	2020	Change
Operating activities	$1,660	$57,204	$(55,544)
Investing activities	(38,334)	275,363	(313,697)
Financing activities	(18,533)	26,524	(45,057)
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
Our operating activities generated net cash inflows of $1.7 million and $57.2 million for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by operating activities decreased $55.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to lower net property operating income and net interest income earned resulting from sales of real estate properties and loans throughout 2020.
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

Investing activities generated net cash outflows of $38.3 million for the three months ended March 31, 2021. Net cash used in investing activities in 2021 resulted primarily from originations and future advances on our loans and preferred equity held for investment, net of $432.9 million and contributions to investments in unconsolidated ventures of $1.8 million partially offset by proceeds from sales of real estate of $332.0 million, repayments on loan and preferred equity held for investment of $41.3 million and proceeds from sale of real estate securities, available for sale of $5.1 million.
Investing activities generated net cash inflows of $275.4 million for the three months ended March 31, 2020. Net cash provided by investing activities in 2020 resulted primarily from proceeds from sale of real estate of $160.8 million, repayment on loan and preferred equity held for investment of $160.1 million, net receipts on settlement of derivative instruments of $19.6 million and distributions in excess of cumulative earnings from unconsolidated ventures of $16.5 million, partially offset by future advances on our loans and preferred equity held for investment, net of $37.5 million, change in escrow deposits of $25.0 million, investments in unconsolidated ventures of $16.7 million and additions to real estate of $11.3 million.
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
Financing activities used net cash of $18.5 million for the three months ended March 31, 2021. Net cash used in financing activities in 2021 resulted primarily from repayment of mortgage notes of $251.8 million, repayment of credit facilities of $76.8 million, and distributions to noncontrolling interests in the amount of $10.8 million. This was partially offset by of borrowings from credit facilities in the amount of $329.3 million.
Financing activities generated net cash inflow of $26.5 million for the three months ended March 31, 2020. Net cash provided by financing activities in 2020 resulted primarily from borrowings from credit facilities of $250.0 million and borrowings from mortgage notes of $2.3 million, partially offset by repayment of credit facilities of $88.8 million, repayment of mortgage notes of $76.6 million, distributions paid on common stock and common stock to noncontrolling interests of $38.5 million and distributions to noncontrolling interests of $11.0 million.
Contractual Obligations, Commitments and Contingencies of the Company
The following table sets forth the known contractual obligations of the Company on an undiscounted basis. This table excludes obligations of the Company that are not fixed and determinable, including the Management Agreement (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$2,918	$1,575	$1,343	$—	$—
Secured debt(2)	1,808,741	190,444	553,674	792,658	271,965
Securitization bonds payable(3)	912,622	49,391	782,627	80,604	—
Ground lease obligations(4)	32,199	3,075	6,051	4,265	18,808
	$2,756,480	$244,485	$1,343,695	$877,527	$290,773
Lending commitments(5)	219,414
Total	$2,975,894
_________________________________________
(1)Future interest payments were estimated based on the applicable index at March 31, 2021 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the current maturity date of February 2022.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at March 31, 2021.
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
Underwriting, Asset and Risk Management
We closely monitor our portfolio and actively manages risks associated with, among other things, our assets and interest rates. Prior to investing in any particular asset, the underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. Beginning in 2021, our investment and portfolio management and risk assessment practices diligence the environmental, social and governance (“ESG”) standards of our business counterparties, including borrowers, sponsors, partners and service providers, and that of our investment assets and underlying collateral, which may include sustainability initiatives, recycling, energy efficiency and water management, volunteer and charitable efforts, anti-money laundering and know-your-client policies, and diversity, equity and inclusion practices in workforce leadership, composition and hiring practices. Prior to making a final investment decision, we focus on portfolio diversification to determine whether a target asset will cause our portfolio to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If we determine that a proposed acquisition presents excessive concentration risk, it may determine not to acquire an otherwise attractive asset.
For each asset that we acquire, our asset management team engages in active management of the asset, the intensity of which depends on the attendant risks. The asset manager works collaboratively with the underwriting team to formulate a strategic plan for the particular asset, which includes evaluating the underlying collateral and updating valuation assumptions to reflect changes in the real estate market and the general economy. This plan also generally outlines several strategies for the asset to extract the maximum amount of value from each asset under a variety of market conditions. Such strategies may vary depending on the type of asset, the availability of refinancing options, recourse and maturity, but may include, among others, the restructuring of non-performing or sub-performing loans, the negotiation of discounted pay-offs or other modification of the terms governing a loan, and the foreclosure and management of assets underlying non-performing loans in order to reposition them for profitable disposition. We continuously track the progress of an asset against the original business plan to ensure that the attendant risks of continuing to own the asset do not outweigh the associated rewards. Under these circumstances, certain assets will require intensified asset management in order to achieve optimal value realization.
Our asset management team engages in a proactive and comprehensive on-going review of the credit quality of each asset it manages. In particular, for debt investments on at least an annual basis, the asset management team will evaluate the financial wherewithal of individual borrowers to meet contractual obligations as well as review the financial stability of the assets securing such debt investments. Further, there is ongoing review of borrower covenant compliance including the ability of borrowers to meet certain negotiated debt service coverage ratios and debt yield tests. For equity investments, the asset management team, with the assistance of third-party property managers, monitors and reviews key metrics such as occupancy, same store sales, tenant payment rates, property budgets and capital expenditures. If through this analysis of credit quality, the asset management team encounters declines in credit not in accord with the original business plan, the team evaluates the risks and determine what changes, if any, are required to the business plan to ensure that the attendant risks of continuing to hold the investment do not outweigh the associated rewards.
In addition, the audit committee of our Board of Directors, in consultation with management, periodically reviews our policies with respect to risk assessment and risk management, including key risks to which we are subject, including credit risk, liquidity risk and market risk, and the steps that management has taken to monitor and control such risks.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Recent Accounting Updates
For recent accounting updates, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part I, Item 1, “Financial Statement.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risks are interest rate risk, prepayment risk, extension risk, credit risk, real estate market risk, capital market risk and foreign currency risk, either directly through the assets held or indirectly through investments in unconsolidated ventures, with each risk heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. As stated in the “Impact of COVID-19” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we are taking steps to mitigate certain risks associated with COVID-19, however the extent to which the COVID-19 pandemic impacts us, our business, our borrowers and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic efforts of the pandemic and containment measures, among others.
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
As of March 31, 2021, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would decrease interest income by $11.5 million annually, net of interest expense.
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
We are working closely with our borrowers and tenants to address the impact of COVID-19 on their business. Our in-depth understanding of CRE and real estate-related investments, and in-house underwriting, asset management and resolution capabilities, provides us and management with a sophisticated full-service platform to regularly evaluate our investments and determine primary, secondary or alternative strategies to manage the credit risks described above. This includes intermediate servicing and complex and creative negotiating, restructuring of non-performing investments, foreclosure considerations, intense management or development of owned real estate, in each case to manage the risks faced to achieve value realization events in our interests and our stockholders. Solutions considered due to the impact of the COVID-19 pandemic may include defensive loan or lease modifications, temporary interest or rent deferrals or forbearances, converting current interest payment obligations to payment-in-kind, repurposing reserves and/or covenant waivers. Depending on the nature of the underlying investment and credit risk, we may pursue repositioning strategies through judicious capital investment in order to extract value from the investment or limit losses.
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
At March 31, 2021, we had approximately NOK 763.0 million and €152.4 million or a total of $268.0 million, in net investments in our European subsidiaries. A 1.0% change in these foreign currency rates would result in a $2.7 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiaries.
A summary of the foreign exchange contracts in place at March 31, 2021, including notional amount and key terms, is included in Note 15, “Derivatives,” to Part I, Item 1, “Financial Statement.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at March 31, 2021, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Neither the Company nor the Manager is currently subject to any material legal proceedings. We anticipate that we may from time to time be involved in legal actions arising in the ordinary course of business, the outcome of which we would not expect to have a material adverse effect on our financial position, results of operations or cash flow.
Item 1A. Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results. Except as described below, there have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2020.
In addition, in considering the forward-looking statements contained in this Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2 of this Form 10-Q.
We terminated our relationship with our manager, which could delay or hinder implementation of our investment strategy. adversely affect our results of operations and financial condition and/or limit our ability to realize some or all of the targeted benefits of the Internalization.
On April 30, 2021, we completed the Internalization of our management and operating functions and terminated the management agreement with our external manager. Pursuant to the Internalization, we extended offers of employment to certain employees of our external manager who, prior to the Internalization, had contributed substantially to our investment, underwriting, portfolio and asset management, loan servicing, financial reporting, treasury, legal, tax, credit, risk and compliance responsibilities employment. Further, our executive team consists of individuals who were previously employed by, but are no longer affiliated with, the manager, specifically: Michael J. Mazzei, Chief Executive Officer and President; Andrew E. Witt, Chief Operating Officer; Frank V. Saracino, Chief Financial Officer, Chief Accounting Officer and Treasurer; and David A. Palamé, General Counsel and Secretary. Accordingly, we believe that our success depends significantly upon the experience, skill, resources, relationships and contacts of the executive officers and key personnel. The departure of any of these persons from our management team could have a material adverse effect on our performance. Taken together, our ability to achieve our stated objectives and to realize the expected cost savings through the Internalization may be impacted by increased overhead costs and/or management’s ability to focus on operating our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the three months ended March 31, 2021, other than those previously disclosed in filings with the SEC.
The Company did not purchase any of its Class A common stock during the three months ended March 31, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Master Repurchase Facility - Wells Fargo Bank, National Association – Second Amendment to Master Repurchase and Securities Contract
On November 2, 2018, CLNC Credit 8, LLC (“WLS Seller”), an indirect subsidiary of the Company, entered into a Master Repurchase and Securities Contract (the “WLS Repurchase Agreement”) with Wells Fargo Bank, National Association (“Wells”). The WLS Repurchase Agreement provides up to $300.0 million to finance first mortgage loans, senior loan participations and other commercial mortgage loan debt instruments secured by commercial real estate, as described in more detail in the WLS Repurchase Agreement and related ancillary documents.

In connection with the WLS Repurchase Agreement, the OP, as guarantor, entered into a Guarantee Agreement with Wells (the “WLS Guarantee”), under which the OP agreed to a partial recourse guaranty of WLS Seller’s payment and performance obligations under the WLS Repurchase Agreement.
On May 4, 2021, the OP, WLS Seller and Wells entered into an Amendment No. 2 to Master Repurchase and Securities Contract (the “Second Amendment to WLS Repurchase Agreement”). The Second Amendment to WLS Repurchase Agreement extends the maturity date of the WLS Repurchase Agreement from November 2, 2021 to May 4, 2024 and provides WLS Seller with two successive one year extension options. The Second Amendment to WLS Repurchase Agreement also provides for the conversion of the benchmark floating rate of interest for purchased assets from LIBOR to an alternate index rate following the occurrence of certain transition events.
The foregoing summary does not purport to be a complete description and is qualified in its entirety by reference to (i) the Second Amendment to WLS Repurchase Agreement, which is filed as an exhibit to this Form 10-Q, and (ii) the WLS Repurchase Agreement and the WLS Guarantee, which are filed as exhibits to the Company’s Current Report on Form 8-K filed on November 7, 2018.

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
10.1*
Sixth Omnibus Amendment, dated as of April 20, 2021, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A.

10.2*	Amendment No. 1 to Master Repurchase and Securities Contract, dated as of November 1, 2019, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association
10.3*	Amendment No. 2 to Master Repurchase and Securities Contract, dated as of May 4, 2021, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Dated: May 6, 2021

COLONY CREDIT REAL ESTATE, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer and Chief Accounting Officer
(Principal Accounting Officer)