Form 10-Q
period 2021-06-30
BrightSpire Capital, Inc.
filed 2021-08-05
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38377

BRIGHTSPIRE CAPITAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	38-4046290
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
590 Madison Avenue, 33rd Floor
New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)
(212) 547-2631
(Registrant’s Telephone Number, Including Area Code)
Colony Credit Real Estate, Inc.
515 S. Flower Street, 44th Floor
Los Angeles, California 90071
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	BRSP	New York Stock Exchange
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
As of August 4, 2021, BrightSpire Capital, Inc. had 129,759,132 shares of Class A common stock, par value $0.01 per share, outstanding

BRIGHTSPIRE CAPITAL, INC.
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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, its borrowers and tenants, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us, our borrowers and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the availability and acceptance of effective vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others.
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
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, the section entitled “Risk Factors” in our Form 10-Q for the quarter ended June 30, 2021 herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$210,182	$474,817
Restricted cash	81,837	65,213
Loans and preferred equity held for investment	2,852,935	2,220,688
Allowance for loan losses	(42,152)	(37,191)
Loans and preferred equity held for investment, net	2,810,783	2,183,497
Real estate securities, available for sale, at fair value	4,045	10,389
Real estate, net	811,966	839,257
Investments in unconsolidated ventures ($4,876 and $6,883 at fair value, respectively)	313,424	373,364
Receivables, net	110,698	37,375
Deferred leasing costs and intangible assets, net	70,419	75,700
Assets held for sale	27,615	323,356
Other assets	88,699	60,900
Mortgage loans held in securitization trusts, at fair value	912,115	1,768,069
Total assets	$5,441,783	$6,211,937
Liabilities
Securitization bonds payable, net	$836,234	$835,153
Mortgage and other notes payable, net	764,522	1,022,757
Credit facilities	1,002,789	535,224
Due to related party (Note 10)	—	10,060
Accrued and other liabilities	84,939	96,578
Intangible liabilities, net	6,934	7,657
Liabilities related to assets held for sale	—	323
Escrow deposits payable	67,472	36,973
Dividends payable	18,597	—
Mortgage obligations issued by securitization trusts, at fair value	872,605	1,708,534
Total liabilities	3,654,092	4,253,259
Commitments and contingencies (Note 16)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 129,759,132 and 128,564,930 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,298	1,286
Additional paid-in capital	2,851,916	2,844,023
Accumulated deficit	(1,377,412)	(1,234,224)
Accumulated other comprehensive income	48,812	54,588
Total stockholders’ equity	1,524,614	1,665,673
Noncontrolling interests in investment entities	227,380	253,225
Noncontrolling interests in the Operating Partnership	35,697	39,780
Total equity	1,787,691	1,958,678
Total liabilities and equity	$5,441,783	$6,211,937

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands)

The following table presents assets and liabilities of securitization trusts and certain real estate properties that have noncontrolling interests as variable interest entities for which the Company is determined to be the primary beneficiary.

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$10,228	$19,248
Restricted cash	11,296	15,397
Loans and preferred equity held for investment, net	929,192	919,681
Real estate, net	408,214	413,057
Investments in unconsolidated ventures	194,475	252,384
Receivables, net	88,182	25,127
Deferred leasing costs and intangible assets, net	48,098	52,240
Other assets	21,922	21,984
Mortgage loans held in securitization trusts, at fair value	908,764	1,768,069
Total assets	$2,620,371	$3,487,187
Liabilities
Securitization bonds payable, net	$836,234	$835,153
Mortgage and other notes payable, net	377,918	399,337
Accrued and other liabilities	80,904	98,576
Intangible liabilities, net	6,934	7,657
Escrow deposits payable	3,677	3,591
Mortgage obligations issued by securitization trusts, at fair value	869,254	1,708,534
Total liabilities	$2,174,921	$3,052,848

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net interest income
Interest income	$37,921	$39,508	$72,295	$85,612
Interest expense	(12,993)	(16,745)	(25,488)	(37,489)
Interest income on mortgage loans held in securitization trusts	11,390	20,539	31,079	41,094
Interest expense on mortgage obligations issued by securitization trusts	(10,111)	(18,364)	(27,447)	(36,423)
Net interest income	26,207	24,938	50,439	52,794

Property and other income
Property operating income	24,799	43,722	50,521	96,235
Other income (loss)	1,110	(8,360)	1,155	1,049
Total property and other income	25,909	35,362	51,676	97,284

Expenses
Management fee expense	2,338	7,206	9,596	15,152
Property operating expense	6,758	16,311	14,869	38,842
Transaction, investment and servicing expense	644	2,907	2,932	6,041
Interest expense on real estate	7,777	11,818	16,410	24,896
Depreciation and amortization	9,994	14,020	19,533	31,996
Provision for loan losses	1,200	(51)	4,425	69,881
Impairment of operating real estate	—	25,935	—	30,061
Administrative expense (including $5,443, $1,549, $9,705 and $1,891 of equity-based compensation expense, respectively)	14,053	6,751	26,648	13,789
Restructuring charges	150	—	109,321	—
Total expenses	42,914	84,897	203,734	230,658

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	19,516	(8,975)	28,154	(28,427)
Realized loss on mortgage loans and obligations held in securitization trusts, net	(19,516)	—	(19,516)	—
Other gain (loss), net	836	(119,633)	9,203	(139,795)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	10,038	(153,205)	(83,778)	(248,802)
Equity in earnings (loss) of unconsolidated ventures	(33,788)	(85,277)	(36,266)	(68,110)
Income tax benefit (expense)	134	(2,102)	1,935	(3,813)
Net loss	(23,616)	(240,584)	(118,109)	(320,725)
Net loss attributable to noncontrolling interests:
Investment entities	3,459	8,107	3,685	7,584
Operating Partnership	437	5,418	2,390	7,310
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(19,720)	$(227,059)	$(112,034)	$(305,831)

Net loss per common share - basic and diluted (Note 18)	$(0.15)	$(1.77)	$(0.87)	$(2.38)

Weighted average shares of common stock outstanding - basic and diluted (Note 18)	128,298	128,539	128,297	128,513
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(23,616)	$(240,584)	$(118,109)	$(320,725)
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	—	58,510	(200)	(16,519)
Change in fair value of net investment hedges	—	—	—	21,764
Foreign currency translation gain (loss)	2,213	11,097	(6,319)	(8,339)
Total other comprehensive income (loss)	2,213	69,607	(6,519)	(3,094)
Comprehensive loss	(21,403)	(170,977)	(124,628)	(323,819)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	3,123	7,850	4,125	7,327
Operating Partnership	526	4,014	2,694	7,608
Comprehensive loss attributable to common stockholders	$(17,754)	$(159,113)	$(117,809)	$(308,884)

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2019	128,539	$1,285	$2,909,181	$(819,738)	$28,294	$2,119,022	$31,631	$50,697	$2,201,350
Distributions	—	—	—	—	—	—	(11,013)	—	(11,013)
Issuance and amortization of equity-based compensation	—	—	342	—	—	342	—	—	342
Other comprehensive income	—	—	—	—	(70,999)	(70,999)	—	(1,702)	(72,701)
Dividends and distributions declared ($0.30 per share)	—	—	—	(38,541)	—	(38,541)	—	(922)	(39,463)
Shares canceled for tax withholding on vested stock awards	(173)	(1)	(1,686)	—	—	(1,687)	—	—	(1,687)
Reallocation of equity	—	—	(41)	—	—	(41)	—	41	—
Costs of noncontrolling equity	—	—	—	—	—	—	—	—	—
Investment by JV partner in consolidated JV and equity reallocation related to that partner's return (see Note 2)	—	—	—	—	—	—	—	—	—
Effect of CECL Adoption (see Note 2)	—	—	—	(22,644)	—	(22,644)	—	(542)	(23,186)
Net income (loss)	—	—	—	(78,772)	—	(78,772)	523	(1,892)	(80,141)
Balance as of March 31, 2020	128,366	$1,284	$2,907,796	$(959,695)	$(42,705)	$1,906,680	$21,141	$45,680	$1,973,501
Contributions	—	—	—	—	—	—	200,467	—	200,467
Distributions	—	—	—	—	—	—	(3,156)	—	(3,156)
Issuance and amortization of equity-based compensation	237	2	1,547	—	—	1,549	—	—	1,549
Other comprehensive income	—	—	—	—	67,946	67,946	257	1,404	69,607
Dividends and distributions declared ($0.10 per share)	—	—	—	—	—	—	—	—	—
Shares canceled for tax withholding on vested stock awards	(20)	—	(81)	—	—	(81)	—	—	(81)
Reallocation of equity	—	—	1,777	—	—	1,777	—	(1,777)	—
Costs of noncontrolling equity	—	—	(466)	—	—	(466)	—	—	(466)
Investments by JV partner in consolidated JV and equity reallocation to that partner's return (see Note 2)	—	—	(70,439)	—	—	(70,439)	70,439	—	—
Net income (loss)	—	—	—	(227,059)	—	(227,059)	(8,107)	(5,418)	(240,584)
Balance as of June 30, 2020	128,583	$1,286	$2,840,134	$(1,186,754)	$25,241	$1,679,907	$281,041	$39,889	$2,000,837

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interest in the Operating Partnership	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2020	128,565	$1,286	$2,844,023	$(1,234,224)	$54,588	$1,665,673	$253,225	$39,780	$1,958,678
Contributions	—	—	—	—	—	—	1,384	—	1,384
Distributions	—	—	—	—	—	—	(10,794)	—	(10,794)
Issuance and amortization of equity-based compensation	1,420	14	4,248	—	—	4,262	—	—	4,262
Other comprehensive income	—	—	—	—	(7,742)	(7,742)	(776)	(215)	(8,733)
Dividends and distributions declared ($0.10 per share)	—	—	—	(12,988)	—	(12,988)	—	(308)	(13,296)
Shares canceled for tax withholding on vested stock awards	(136)	(2)	(1,307)	—	—	(1,309)	—	—	(1,309)
Reallocation of equity	—	—	521	—	—	521	—	(521)	—
Net income (loss)	—	—	—	(92,314)	—	(92,314)	(226)	(1,953)	(94,493)
Balance as of March 31, 2021	129,849	$1,298	$2,847,485	$(1,339,526)	$46,846	$1,556,103	$242,813	$36,783	$1,835,699
Contributions	—	—	—	—	—	—	838	—	838
Distributions	—	—	—	—	—	—	(13,148)	—	(13,148)
Issuance and amortization of equity-based compensation	41	—	5,443	—	—	5,443	—	—	5,443
Other comprehensive income	—	—	—	—	1,966	1,966	336	(89)	2,213
Dividends and distributions declared ($0.14 per share)	—	—	—	(18,166)	—	(18,166)	—	(431)	(18,597)
Shares canceled for tax withholding on vested stock awards	(131)	—	(1,141)	—	—	(1,141)	—	—	(1,141)
Reallocation of equity	—	—	129	—	—	129	—	(129)	—
Net income (loss)	—	—	—	(19,720)	—	(19,720)	(3,459)	(437)	(23,616)
Balance as June 30, 2021	129,759	$1,298	$2,851,916	$(1,377,412)	$48,812	$1,524,614	$227,380	$35,697	$1,787,691

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(118,109)	$(320,725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	35,624	68,110
Depreciation and amortization	19,533	31,996
Straight-line rental income	(1,407)	(1,818)
Amortization of above/below market lease values, net	(26)	(565)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(2,582)	(6,066)
Amortization of deferred financing costs	5,893	6,290
Amortization of right-of-use lease assets and operating lease liabilities	52	49
Paid-in-kind interest added to loan principal, net of interest received	(4,240)	(6,382)
Distributions of cumulative earnings from unconsolidated ventures	—	13,429
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(28,154)	28,427
Realized loss on mortgage loans and obligations held in securitization trusts, net	19,516	—
Realized loss on securities from write-down to fair value	990	29,240
Realized gain on sale of real estate securities, available for sale	(131)	57,045
Realized gain on sale of real estate	(11,911)	—
Provision for loan losses	4,425	69,881
Impairment of operating real estate	—	30,061
Amortization of equity-based compensation	9,705	1,891
Mortgage notes above/below market value amortization	63	(817)
Deferred income tax (benefit) expense	(1,910)	719
Other (gain) loss, net	1,369	23,531
Changes in assets and liabilities:
Receivables, net	(1,952)	2,159
Deferred costs and other assets	(22,937)	20,432
Due to related party	(10,059)	(1,377)
Other liabilities	(22,363)	(15,943)
Net cash provided (used in) by operating activities	(128,611)	29,567
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(822,834)	(66,722)
Repayment on loans and preferred equity held for investment	124,198	160,069
Repayment on loans held for sale	—	32,576
Proceeds from sale of real estate	332,003	161,817
Acquisition of and additions to real estate, related intangibles and leasing commissions	(2,612)	(15,196)
Investments in unconsolidated ventures	(3,499)	(47,541)
Proceeds from sale of investments in unconsolidated ventures	—	99,985
Distributions in excess of cumulative earnings from unconsolidated ventures	21,433	24,170
Repayment of real estate securities, available for sale, from sales	5,079	89,680
Repayment of real estate securities, available for sale, from cost recovery	210	2,106
Repayment of principal in mortgage loans held in securitization trusts	9,649	13,138
Proceeds from sale of beneficial interests of securitization trusts	28,662	—
Net receipts on settlement of derivative instruments	—	19,637
Change in escrow deposits	30,498	(23,892)
Net cash provided (used in) by investing activities	(277,213)	449,827
Cash flows from financing activities:
Distributions paid on common stock	(12,864)	(51,705)
Distributions paid on common stock to noncontrolling interests	(431)	(922)
Shares canceled for tax withholding on vested stock awards	(2,451)	(1,769)
Borrowings from mortgage notes	3,069	13,338
Repayment of mortgage notes	(263,329)	(77,893)
Borrowings from credit facilities	675,429	255,128
Repayment of credit facilities	(207,992)	(454,188)
Repayment of mortgage obligations issued by securitization trusts	(9,649)	(13,138)
Payment of deferred financing costs	(4,186)	(6,842)
Contributions from noncontrolling interests	2,222	200,001
Distributions to noncontrolling interests	(23,942)	(14,169)
Net cash provided by (used in) financing activities	155,876	(152,159)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,937	(957)
Net increase (decrease) in cash, cash equivalents and restricted cash	(248,011)	326,278
Cash, cash equivalents and restricted cash - beginning of period	540,030	195,684
Cash, cash equivalents and restricted cash - end of period	$292,019	$521,962

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$474,817	$69,619
Restricted cash	65,213	126,065
Total cash, cash equivalents and restricted cash, beginning of period	$540,030	$195,684

End of the period
Cash and cash equivalents	$210,182	$437,951
Restricted cash	81,837	84,011
Total cash, cash equivalents and restricted cash, end of period	$292,019	$521,962

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Deconsolidation of securitization trust (VIE asset/liability reductions)	$(802,195)	$—
Accrual of distribution payable	(18,597)	(13,164)
Right-of-use lease assets and operating lease liabilities	5,435	(730)

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Organization
On June 24, 2021, BrightSpire Capital, Inc. (together with its consolidated subsidiaries, the “Company”) changed its name from Colony Credit Real Estate, Inc. As of June 25, 2021, the Company also changed its principal place of business and corporate headquarters from Los Angeles to New York City, now located at 590 Madison Avenue, 33rd Floor, New York, NY 10022. The Company will continue to be publicly traded on the New York Stock Exchange, trading under the new ticker symbol, BRSP.
BrightSpire Capital, Inc. is a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which the Company expects to be its primary investment strategy. Additionally, the Company may selectively originate mezzanine loans and make preferred equity investments, which may include profit participations. The mezzanine loans and preferred investments equity may be in conjunction with the Company’s origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. The Company will continue to target net leased equity investments on a selective basis. The Company also currently has investments in CRE debt securities primarily consisting of commercial mortgage-backed securities (“CMBS”) (including “B-pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (including the junior tranches thereof, collateralized by pools of CRE debt investments). Any future investments in more highly rated investment grade CRE debt securities would be selective and opportunistic.
The Company was organized in the state of Maryland on August 23, 2017 and maintains key offices in New York, New York and Los Angeles, California. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2018. The Company conducts all activities and holds substantially all assets and liabilities through the Company’s operating subsidiary, BrightSpire Capital Operating Company, LLC, (formerly known as Credit RE Operating Company, LLC, the “OP”). At June 30, 2021, the Company owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned as noncontrolling interests.
The Internalization
On April 30, 2021, the Company completed the internalization of the Company’s management and operating functions and terminated its relationship with CLNC Manager, LLC (the “Manager”), a subsidiary of DigitalBridge Group, Inc., formerly known as Colony Capital, Inc. (“DigitalBridge”), in accordance with that termination agreement dated April 4, 2021 between the Company, the OP, the Manager and Colony Capital Investment Advisors, LLC (the “Termination Agreement,” and the transactions contemplated thereunder, the “Internalization”). Pursuant to the Termination Agreement, the Company paid the Manager a one-time termination fee of $102.3 million. Therefore, the Company will no longer pay management or incentive fees to the Manager for any post-closing period and the Company has assumed general and administrative expenses directly. The Company anticipates a savings in operating costs as a result of the Internalization. Further, in connection with the Internalization, certain affiliates of each of the Company and the Manager entered into a transition services agreement to facilitate an orderly internalization transition of the Company’s management of its operations and, in addition, the Company will provide affiliates of the Manager with certain limited transition services.
The Company’s executive team remains unchanged, including Michael J. Mazzei, Chief Executive Officer and President; Andrew E. Witt, Chief Operating Officer and Executive Vice President; Frank V. Saracino, Chief Financial Officer and Executive Vice President; David A. Palamé, General Counsel, Secretary and Executive Vice President; George Kok, Chief Credit Officer; and Daniel Katz, Head of Originations. Following the Company’s 2021 Annual Meeting of Stockholders (the “Annual Meeting”), DigitalBridge no longer has affiliated representatives on the Company’s board of directors. The Company’s board of directors is comprised of five members, including four incumbent independent directors, led by Catherine D. Rice, the Company’s Independent Chairperson, Vernon Schwartz, John Westerfield and Winston W. Wilson, and Michael J. Mazzei, the Company’s Chief Executive Officer and President. Additionally, certain employees that have contributed substantially to the Company’s investment, underwriting, portfolio and asset management, loan servicing, financial reporting, treasury, legal, tax, credit, risk and compliance responsibilities seamlessly moved forward with the Company.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Segment Realignment
During the first quarter of 2021, the Company realigned the business and reportable segment information to reflect how the Chief Operating Decision Makers (“CODM”) regularly review and manage the business. Refer to Note 17, “Segment Reporting” for further detail.
Impact of COVID-19
Throughout 2020, continuing into the second quarter of 2021, countries around the world continue to face healthcare and economic challenges arising from the coronavirus disease 2019, or COVID-19. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, have had a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company’s loans and preferred equity held for investment and real estate investments in the hospitality and retail sectors have experienced or anticipate a myriad of challenges, including, but not limited to: significant declines in operating cash flows of the Company’s investments which in turn affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company); flexible lease payment terms sought by tenants; increased property operating costs such as labor and supplies as a result of COVID-19; potential payment defaults on the Company's loans and preferred equity held for investment; and a distressed market affecting real estate values in general. The COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Restructuring Charges
On April 4, 2021, the Company entered into the Termination Agreement with the Manager whereby its management agreement terminated on April 30, 2021. The termination of the management agreement resulted in a material change in the management structure of the Company, and was accounted for under ASC 420, Exit or disposal cost obligations. The one-time payment made to the Manager under the Termination Agreement, and other associated costs, were recorded within restructuring charges on the consolidated statement of operations. See Note 19, “Restructuring Charges” for additional discussion of the Company’s internalization.
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
As of June 30, 2021, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.

BRIGHTSPIRE CAPITAL, INC.
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
Other consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. At June 30, 2021, the noncontrolling interests in the operating real estate properties represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
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
As of June 30, 2021, the Company held subordinate tranches of a securitization trust in one Investing VIE for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s subordinate tranches of the securitization trust, which represents the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the subordinate tranches of the securitization trust), income and expenses of the Investing VIE are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trust only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trust. During the three months ended June 30, 2021, the Company sold its retained investments in the subordinate tranches of one securitization trust for $28.7 million in total proceeds. In connection with the sale, the Company recognized a realized loss of $19.5 million for the three and six months ended June 30, 2021. Additionally, the Company also recognized unrealized gains of $19.5 million and $28.2 million for the three and six months ended June 30, 2021, respectively. The Company deconsolidated the securitization trust with gross assets and liabilities of approximately $830.9 million and $802.2 million, respectively. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Unconsolidated VIEs
As of June 30, 2021, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of June 30, 2021.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of June 30, 2021 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Loans and preferred equity held for investment, net	$18,842	$18,842
Real estate securities, available for sale	4,045	4,045
Investments in unconsolidated ventures	266,212	274,797
Total assets	$289,099	$297,684
The Company did not provide financial support to the unconsolidated VIEs during the six months ended June 30, 2021. As of June 30, 2021, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of real estate securities, available for sale was determined as the amortized cost as of June 30, 2021. See Note 5, “Real Estate Securities, Available for Sale” for further discussion on fair value of the real estate securities. The maximum exposure to loss of investments in unconsolidated ventures and loans and preferred equity held for investment, net was determined as the carrying value plus any future funding commitments. Refer to Note 3, “Loans and Preferred Equity Held for Investment, net” and Note 16, “Commitments and Contingencies” for further discussion.
Noncontrolling Interests
Noncontrolling Interests in Investment Entities—This represents interests in consolidated investment entities held by third party joint venture partners and prior to the closing of the Company’s formation transactions (the “Combination”) on January 31, 2018, such interests held by private funds managed by DigitalBridge. Subsequent to the Combination, the Company entered into a preferred financing arrangement with Goldman Sachs (“GS”) limited to interests in four co-investments and a triple-net industrial distribution center. Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity, or based upon contractual arrangements that may provide for disproportionate allocation of economic returns among equity interests, including using a hypothetical liquidation at book value (“HLBV”) basis, where applicable and substantive. HLBV uses a balance sheet approach, which measures each party’s capital account at the end of a period assuming that the subsidiary was liquidated or sold at book value. Each party’s share of the subsidiary’s earnings or loss is calculated by measuring the change in the party’s capital account from the beginning of the period in question to the end of period, adjusting for effects of distributions and new investments.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Noncontrolling Interests in the Operating Partnership—This represents membership interests in the OP held by an affiliate of DigitalBridge. Noncontrolling interests in the OP are allocated a share of net income or loss in the OP based on their weighted average ownership interest in the OP during the period. Noncontrolling interests in the OP have the right to require the OP to redeem part or all of the membership units in the OP for cash based on the market value of an equivalent number of shares of Class A common stock at the time of redemption, or at the Company’s election as managing member of the OP, through the issuance of shares of Class A common stock on a one-for-one basis. At the end of each reporting period, noncontrolling interests in the OP is adjusted to reflect their ownership percentage in the OP at the end of the period, through a reallocation between controlling and noncontrolling interests in the OP, as applicable.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at June 30, 2021 or December 31, 2020. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
At June 30, 2021, the Company had no loans classified as held for sale.
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

BRIGHTSPIRE CAPITAL, INC.
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
At June 30, 2021, there was one property held for sale. See Note 6, “Real Estate, net and Real Estate Held for Sale” and Note 17, “Segment Reporting” for further detail.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of June 30, 2021, the Company held subordinate tranches of one securitization trust, which represent the Company’s retained interest in a securitization trust that the Company consolidates under U.S. GAAP. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
During the six months ended June 30, 2021, the Company recorded an impairment loss of $1.0 million related to its CRE securities. The impairment loss is included in other gain, net in the Company’s consolidated statements of operations. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
At June 30, 2021 and December 31, 2020, the Company’s investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC arrangements accounted for as equity method investments.

BRIGHTSPIRE CAPITAL, INC.
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

BRIGHTSPIRE CAPITAL, INC.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Equity-Based Compensation
Equity-classified stock awards granted to executive officers and both independent and non-independent directors are based on the closing price of the Class A common stock on the grant date and recognized on a straight-line basis over the requisite service period of the awards for restricted stock awards. For performance stock units (“PSUs”) the fair value is based on a Monte Carlo simulation as of the grant date and expense is recognized on a straight-line basis over the measurement period. See Note 11, “Equity-Based Compensation” for further discussion.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three months ended June 30, 2021 and 2020, the Company recorded an income tax benefit of $0.1 million and income tax expense of $2.1 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded an income tax benefit and expense of $1.9 million and $3.8 million, respectively.
Current Expected Credit Losses (“CECL”) reserve
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
In measuring the CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
through June 2021 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
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

BRIGHTSPIRE CAPITAL, INC.
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
Future Application of Accounting Standards
Accounting for Convertible Instruments and Contracts on Entity’s Own Equity— In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU (1) simplifies an issuer’s accounting for convertible instruments as a single unit of account; (2) allows more contracts on an entity’s own equity to qualify for equity classification and more embedded derivatives to meet the derivative scope exception; and (3) simplifies diluted earnings per share (“EPS”) computation.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Certain Leases with Variable Lease Payments— In July 2021, the FASB issued ASU 2021-05. The guidance in ASU 2021-05 amends the lease classification requirements for the lessors under certain leases containing variable payments to align with practice under ASC 840. Under the guidance, the lessor should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in ASC 842-10-25-2 through 25-3; and 2) the lessor would have otherwise recognized a day-one loss. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the effects of this new guidance.
Modifications of equity-classified written call options— In May 2021, the FASB issued ASU 2021-04 Modification of equity-classified written call options — Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options — to codify how an issuer should account for modifications made to equity-classified written call options (a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange whether structured as an amendment or reissuance and is effective for all periods beginning after December 15, 2021 with early application permitted. The Company is currently evaluating the effects of this new guidance.
3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	June 30, 2021				December 31, 2020
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Fixed rate
Mezzanine loans	$164,034	$163,611	12.8%	3.5	$155,803	$155,225	12.8%	4.0
Preferred equity interests	19,348	19,348	15.0%	2.2	18,680	18,681	15.0%	2.7
	183,382	182,959			174,483	173,906
Variable rate
Senior loans	1,727,615	1,716,606	4.1%	3.6	1,029,760	1,026,846	5.4%	3.4
Securitized loans(2)	937,408	936,564	4.9%	3.4	1,006,495	1,004,698	5.1%	3.4
Mezzanine loans	12,000	12,120	11.5%	1.2	12,000	12,120	11.5%	1.7
Preferred equity interests	4,686	4,686	—%	0.8	3,118	3,118	5.3%	0.0
	2,681,709	2,669,976			2,051,373	2,046,782
Loans and preferred equity held for investment	2,865,091	2,852,935			2,225,856	2,220,688

Allowance for loan losses	NA	(42,152)			NA	(37,191)
Loans and preferred equity held for investment, net	$2,865,091	$2,810,783			$2,225,856	$2,183,497
_________________________________________
(1)Calculated based on contractual interest rate.
(2)Represents loans transferred into securitization trusts that are consolidated by the Company.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of June 30, 2021, the weighted average maturity, including extensions, of loans and preferred equity investments was 3.5 years.
The Company had $7.1 million and $7.0 million of interest receivable related to its loans and preferred equity held for investment, net as of June 30, 2021 and December 31, 2020, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2021	$2,183,497
Acquisitions/originations/additional funding	822,835
Loan maturities/principal repayments	(197,410)
Discount accretion/premium amortization	2,582
Capitalized interest	4,240
Provision for loan losses(1)	(5,181)
Charge-off	220
Balance at June 30, 2021	$2,810,783
_________________________________________
(1)Provision for loan losses excludes $0.7 million determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.

Nonaccrual and Past Due Loans and Preferred Equity
Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
During the three months ended March 31, 2021, the Company placed one senior loan and preferred equity investment in a hotel located in San Jose, California (“the San Jose Hotel”) on nonaccrual status, and continued to maintain the nonaccrual status for the three months ended June 30, 2021. The onset of the COVID-19 pandemic in the spring of 2020 created challenges across the hospitality industry. The global reduction in business travel directly impacted operations at the San Jose Hotel, which is located in the heart of downtown San Jose. Low occupancy led to weaker financial performance. In order to continue operations in 2020 the principal of the borrower funded approximately $18.6 million to the borrower. In the fourth quarter of 2020, the borrower requested to terminate the existing hotel management agreement and pay the manager liquidated damages in accordance with the management agreement; however, the manager refused to terminate the agreement. Faced with the manager’s refusal to neither terminate the management agreement nor contribute capital as requested by borrower, the borrower closed the hotel and filed for Chapter 11 bankruptcy in March 2021. The Company entered into a restructuring support agreement with the borrower with respect to the bankruptcy process, in the Company’s capacity as the sole secured creditor. The bankruptcy court has authorized the borrower to reject the existing hotel management agreement, and to solicit proposals for (a) subordinate financing to support the asset, and (b) a new contract with a new hotel manager to re-brand the hotel. The borrower is actively negotiating with the former manager to resolve any damages due to the former manager.
The bankruptcy proceeding and rulings, the continued impact of COVID-19 on business travel, and other risks associated with a new hotel manager may negatively impact the value of the Company’s investment interest. The Company currently holds the senior loan as an unencumbered asset as the borrower proceeds towards exiting bankruptcy.
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before allowance for loan losses, if any (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due(1)	90 Days or More Past Due	Total Loans
June 30, 2021	$2,674,764	$—	$178,171	$—	$2,852,935
December 31, 2020	2,220,688	—	—	—	2,220,688
_________________________________________
(1) Includes the San Jose Hotel which was put on nonaccrual status during the six months ended June 30, 2021.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Allowance for Loan Losses
Changes in allowance for loan losses on loans are presented below (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Allowance for loan losses at beginning of period	$37,191	$272,624
Effect of CECL adoption(1)	—	21,093
Provision for loan losses(2)	5,181	75,200
Charge-off	(220)	(15,533)
Transfer to loans held for sale	—	(300,863)
Allowance for loan losses at end of period(3)	$42,152	$52,521
_________________________________________
(1)Calculated by the Company’s PD/LGD model upon CECL adoption on January 1, 2020. See Note 2, “Summary of Significant Accounting Policies” for further details.
(2)Provision for loan losses excludes $0.7 million and $0.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively. These amounts were determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.
(3)Includes $42.2 million related to the Company’s PD/LGD model at June 30, 2021. At June 30, 2020, includes $29.3 million related to the Company’s PD/LGD model and $23.2 million which were evaluated individually.
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
As of June 30, 2021, there was one senior loan and preferred equity investment past due and all remaining loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were no loans held for investment with contractual payments past due as of December 31, 2020. For the six months ended June 30, 2021, no debt investment contributed more than 10.0% of interest income.
The following table provides a summary by carrying values before any allowance for loan losses of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies—Accounting Standards Adopted in 2020—Credit Losses” for loans risk ranking definitions.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	2021	2020	2019	2018	2017	Total
Senior loans
Risk Rankings:
2	$—	$41,485	$—	$—	$—	$41,485
3	795,314	137,904	405,412	262,746	33,826	1,635,202
4	—	—	683,604	119,394	—	802,998
5	—	—	—	173,485	—	173,485
Total Senior loans	795,314	179,389	1,089,016	555,625	33,826	2,653,170

Mezzanine loans
Risk Rankings:
3	—	—	36,257	67,049	—	103,306
4	—	—	60,305	—	12,120	72,425
Total Mezzanine loans	—	—	96,562	67,049	12,120	175,731

Preferred equity interests and other
Risk Rankings:
3	—	—	—	19,348	—	19,348
5	—	4,686	—	—	—	4,686
Total Preferred equity interests and other	—	4,686	—	19,348	—	24,034

Total Loans and preferred equity held for investment	$795,314	$184,075	$1,185,578	$642,022	$45,946	$2,852,935
The quarter ended June 30, 2021 average risk rating for loans and preferred equity held for investment was 3.4.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2021, assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $197.1 million. Refer to Note 16, “Commitments and Contingencies” for further details. At June 30, 2021, the Company recorded a $0.7 million allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with the credit losses accounting standard No. 2016-13. See Note 2, “Summary of Significant Accounting Policies” for further details.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4. Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Equity method investments	$308,548	$366,481
Investments under fair value option	4,876	6,883
Investments in Unconsolidated Ventures	$313,424	$373,364
Equity Method Investments
Investment Ventures
Certain of the Company’s equity method investments are structured as joint ventures with one or more private funds or other investment vehicles managed by DigitalBridge with third party joint venture partners. These investment entities are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements.
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of June 30, 2021 and December 31, 2020, respectively.
The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Carrying Value
Investments	Description	June 30, 2021	December 31, 2020
ADC investments(1)(2)(3)	Interests in three acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	$40,154	$57,481
Other investment ventures(1)(4)	Interests in six investments, each with less than $97.9 million carrying value at June 30, 2021	268,394	309,000
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
(3)Includes two investments with a carrying value of $40.2 million that were contributed to a preferred financing arrangement. See Note 13, “Noncontrolling Interests,” for further information.
(4)Includes four investments with a carrying value of $154.3 million that were contributed to a preferred financing arrangement. See Note 13, “Noncontrolling Interests,” for further information.
Under the fair value option, loans and preferred equity investments are measured each reporting period based on their exit values in an orderly transaction. Fair value adjustments recorded on each of these investments is included in equity in earnings of unconsolidated ventures on the Company’s consolidated statements of operations.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Los Angeles, California Mixed-Use Project
July 9, 2021 Maturity Default and Risk of Foreclosure (see Historical Details below)
On July 9, 2021, the borrower failed to pay the principal balance of the Upsized Mezzanine Loan and senior mortgage loan or meet other tests for extension of such maturity date. The Senior Mezzanine Lender and senior mortgage lender each delivered reservation of rights letters to the senior mezzanine borrower and borrower, respectively. The lender parties and borrower have engaged in discussions regarding the current status of the sale of the hotel and the completion of the tower condominiums and anticipated tower condominium sales projections. Since the new capital investment of $275 million was made on September 1, 2020, there have been further additional hard and soft costs not supported by current commitments or reserves at the Mixed-use Project. Further delays are anticipated until completion of the tower condominiums and the sale of the hotel has also not yet been completed.
The Company continues to maintain the nonaccrual status and fair value loss adjustment on the proportionate share of the CLNY Mezzanine Lender’s B-participation investment. During the three months ended June 30, 2021, there was no change in accrual status or fair value.
It is possible that due to the maturity default on July 9, 2021, the exercise of default remedies and/or foreclosure by the Senior Mezzanine Lender or mortgage lender along with additional capital requirements and further delays in the sale of the hotel or condo units could result in further impairment or foreclosure of the Company’s interests in the B-participation investment, which has a carrying value of $97.9 million at June 30, 2021.
Historical Details
The Company’s mezzanine loan and preferred equity investment in a development project in Los Angeles County, which includes a hospitality and retail renovation and a new condominium tower construction (the “Mixed-use Project”), was converted into a mezzanine participation during the three months ended September 30, 2020. The Company’s investment was made through a joint venture with affiliates of the Company’s Manager (the “CLNY Mezzanine Lender”) in the form of a $574.0 million commitment to the Mixed-use Project, of which the Company’s proportionate share of the commitment is $189.0 million.
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
In September 2020, in cooperation with the borrower and the EB-5 lender, the CLNY Mezzanine Lender and senior mortgage lender secured $275 million of additional mezzanine financing from a third-party mezzanine lender (the “Senior Mezzanine Lender”). To consummate the new mezzanine financing, the CLNY Mezzanine Lender simplified its investment interest by converting its existing preferred equity principal and accrued interest into the existing mezzanine loan, transferred the mezzanine loan to the Senior Mezzanine Lender, who subsequently increased the mezzanine loan amount by $275 million to a $821 million total mezzanine loan (the “Upsized Mezzanine Loan”). The Senior Mezzanine Lender holds a $275 million A-participation and the CLNY Mezzanine Lender (including the Company’s interest) continues to hold a $546 million B-participation interest in the Upsized Mezzanine Loan at the Mixed-use Project.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Co-Invest Portfolio Sale
On July 19, 2021, the Company reached an agreement to sell the five co-investment assets to managed vehicles of Fortress Investment Group LLC (“Fortress”), for gross proceeds of $223 million (the “Co-Invest Portfolio Sale”). Per generally accepted accounting principles, the Company is required to value these assets at the lower of cost or fair market value. As of June 30, 2021, to reflect the cash the Company expects to receive from the sale, the Company recorded other-than-temporary impairment loss adjustments on one senior mortgage loan for a fully entitled land acquisition for a mixed use development project in Dublin, Ireland for $32.8 million, one mezzanine loan secured by single family development projects in Rolling Hills, California for $1.4 million and one mezzanine loan secured by a mixed use development project in San Rafael, California for $1.3 million, totaling a loss of $35.5 million, of which $32.0 million was allocated to the Company and $3.5 million was allocated to the Company’s partner in the “5-Investment Preferred Financing.” Additionally, the Company expects to record an offsetting gain on the other two co-investment assets totaling approximately $27.4 million upon the closing of the transaction, which is subject to customary closing conditions, third-party consents and purchase price adjustments, resulting in an expected total net realized loss of approximately $4.6 million, net of selling costs. We can offer no assurances that the transaction will close as expected or at all or the actual amount of any loss or gain realized by the Company in connection with the sale.
Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests, which range from 1.0% to 15.6%, in PE Investments under the fair value option. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
5. Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of June 30, 2021 and December 31, 2020 (dollars in thousands):

								Weighted Average
		Principal Amount	Total Discount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value	Coupon(1)	Unleveraged Current Yield(2)
As of Date:	Count				Gain	(Loss)
June 30, 2021	1	$11,820	$(7,775)	$4,045	$—	$—	$4,045	3.25%	—%
December 31, 2020	2	19,560	(9,371)	10,189	200	—	10,389	3.35%	—%
_________________________________________
(1)All CMBS are fixed rate.
(2)The Company placed all of its CRE securities on cost recovery status as of April 1, 2020.
Consistent with the overall market, the Company’s CRE securities, which it marks to fair value, lost significant value since the onset of the COVID-19 pandemic. While the Company will evaluate selling its non-investment grade rated CRE security over the next twelve months, it is more likely than not that the Company will sell before recovery. During the six months ended June 30, 2021, the Company wrote down through earnings the amortized cost basis for securities in which the fair value dropped below the amortized cost basis, realizing a loss of $1.0 million. The loss was recorded in other gain (loss), net on the Company’s consolidated statements of operations.
During the six months ended June 30, 2021, the Company sold one CRE security for a total gross sales price of $5.1 million and realized a gain of $0.1 million. The gain was recorded in other gain (loss), net on the Company’s consolidated statements of operations. At June 30, 2021 the Company had one remaining CRE security, which is on cost recovery, and as a result has ceased accretion of any discounts to expected maturity and applied any cash interest received against the CRE security’s carrying value. This decision was made given the inability to project future cash flows. CRE securities serve as collateral for financing transactions for the CMBS Credit Facilities (refer to Note 9, “Debt,” for further detail).
During the six months ended June 30, 2021, the Company recorded an unrealized loss in OCI of $0.2 million. During the three and six months ended June 30, 2020, the Company recorded an unrealized gain in OCI of $58.5 million and an unrealized loss of $16.5 million, respectively. As of June 30, 2021, the Company did not hold any securities in an unrealized loss position.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of June 30, 2021, the contractual maturity of the one remaining CRE security was 27.9 years with an expected maturity of 4.8 years.
Investments in Investing VIEs
The Company is the directing certificate holder of one securitization trust and has the ability to appoint and replace the special servicer on all mortgage loans. As such, U.S. GAAP requires the Company to consolidate the assets, liabilities, income and expenses of the securitization trusts as Investing VIEs. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion on Investing VIEs.
During the three months ended June 30, 2021, the Company sold its retained investments in the subordinate tranches of one securitization trust for $28.7 million in total proceeds. In connection with the sale, the Company recognized a realized loss of $19.5 million for the three and six months ended June 30, 2021. Additionally, the Company also recognized unrealized gains of $19.5 million and $28.2 million for the three and six months ended June 30, 2021, respectively. The Company deconsolidated the securitization trust with gross assets and liabilities of approximately $830.9 million and $802.2 million, respectively.
Other than the securities represented by the Company’s subordinate tranches of the securitization trust, the Company does not have any claim to the assets or exposure to the liabilities of the securitization trust. The original issuers, who are unrelated third parties, guarantee the interest and principal payments related to the investment grade securitization bonds in the securitization trust, therefore these obligations do not have any recourse to the general credit of the Company as the consolidator of the securitization trust. The Company’s maximum exposure to loss would not exceed the carrying value of its retained investments in the securitization trusts, or the subordinate tranches of the securitization trust.
As of June 30, 2021, the mortgage loans and the related mortgage obligations held in the securitization trust had an unpaid principal balance of $912.1 million and $872.6 million, respectively. As of December 31, 2020, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $1.7 billion and $1.6 billion, respectively. As of June 30, 2021, the underlying collateral of the securitization trust consisted of 65 underlying commercial mortgage loans, with a weighted average coupon of 4.9% and a weighted average loan to value ratio of 61.6%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Assets
Mortgage loans held in a securitization trust, at fair value	$912,115	$1,768,069
Receivables, net	3,563	6,644
Total assets	$915,678	$1,774,713
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$872,605	$1,708,534
Accrued and other liabilities	3,260	6,119
Total liabilities	$875,865	$1,714,653
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $39.5 million and $59.5 million as of June 30, 2021 and December 31, 2020, respectively, and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 14, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The below table presents net income attributable to the Company’s common stockholders for the three and six months ended June 30, 2021 and 2020 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statement of Operations
Interest expense	$—	$(160)	$—	$(345)
Interest income on mortgage loans held in securitization trusts	11,390	20,539	31,079	41,094
Interest expense on mortgage obligations issued by securitization trusts	(10,111)	(18,364)	(27,447)	(36,423)
Net interest income	1,279	2,015	3,632	4,326
Administrative expense	(161)	(180)	(927)	(695)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	19,516	(8,975)	28,154	(28,427)
Realized loss on mortgage loans and obligations held in securitization trusts, net	(19,516)	—	(19,516)	—
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$1,118	$(7,140)	$11,343	$(24,796)

6. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of June 30, 2021, and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Land and improvements	$139,972	$136,184
Buildings, building leaseholds, and improvements	584,986	569,610
Tenant improvements	17,385	16,311
Construction-in-progress	660	3,804
Subtotal	$743,003	$725,909
Less: Accumulated depreciation	(63,982)	(52,201)
Less: Impairment(1)	(39,169)	(34,104)
Net lease portfolio, net(2)	$639,852	$639,604
_________________________________________
(1)See Note 14, “Fair Value,” for discussion of impairment of real estate.
(2)Prior period amounts have been revised to conform to the current year presentation. See Note 17, “Segment Reporting” for further discussion.
The following table presents the Company’s portfolio of other real estate, including foreclosed properties, as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Land and improvements	$46,269	$53,523
Buildings, building leaseholds, and improvements	235,581	262,874
Tenant improvements	24,883	24,931
Furniture, fixtures and equipment	179	4,245
Construction-in-progress	1,001	738
Subtotal	$307,913	$346,311
Less: Accumulated depreciation	(27,392)	(29,955)
Less: Impairment(1)	(108,407)	(116,703)
Other portfolio, net(2)	$172,114	$199,653
_________________________________________
(1)See Note 14, “Fair Value,” for discussion of impairment of real estate.
(2)Prior period amounts have been revised to conform to the current year presentation. See Note 17, “Segment Reporting” for further discussion.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the six months ended June 30, 2021, the Company had no properties with rental and other income equal to or greater than 10.0% of total revenue.
At June 30, 2021 and December 31, 2020, the Company held foreclosed properties which are included in real estate, net with a carrying value of $27.7 million and $26.2 million, respectively.
Depreciation Expense
Depreciation expense on real estate was $7.0 million and $9.4 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense on real estate was $13.9 million and $21.4 million for the six months ended June 30, 2021 and 2020, respectively.
Property Operating Income
For the three and six months ended June 30, 2021 and 2020, the components of property operating income were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease revenues(1)
Minimum lease revenue	$20,240	$37,204	$42,649	$79,162
Variable lease revenue	2,449	6,041	5,229	12,690
	$22,689	$43,245	$47,878	$91,852
Hotel operating income	1,902	317	2,603	3,818
	$24,591	$43,562	$50,481	$95,670
_________________________________________
(1)Excludes net amortization income related to above and below-market leases of $0.2 million and de minimis income for the three and six months ended June 30, 2021, respectively. Excludes net amortization income related to above and below-market leases of $0.2 million and $0.6 million for the three and six months ended June 30, 2020, respectively.

Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of June 30, 2021 (dollars in thousands):

Remainder of 2021	$42,416
2022	75,297
2023	67,476
2024	62,164
2025	56,205
2026 and thereafter	409,071
Total	$712,629
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
________________________________________
(1) Excludes minimum future rents that is classified as held for sale totaling $103.6 million through 2050.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The rental properties owned at June 30, 2021 are leased under noncancellable operating leases with current expirations ranging from 2022 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Lease Concessions
As a result of the COVID-19 crisis, some tenants sought and others may seek more flexible payment terms and the Company has and will engage with affected tenants on a case-by-case basis. For lease concessions resulting directly from the impact of COVID-19 that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee, for example, where total payments required by the modified contract will be substantially the same as or less than the original contract, the Company made a policy election to account for the concessions as though the enforceable rights and obligations for those concessions existed in the lease contracts, under a relief provided by the FASB. Under the relief, the concessions will not be treated as lease modifications that are accounted for over the remaining term of the respective leases, as the Company believes this would not accurately reflect the temporary economic effect of the concessions. Instead, (i) rent deferrals that meet the criteria will be treated as if no changes were made to the lease contract, with continued recognition of lease income and receivables under the original terms of the contract; and (ii) rent forgiveness that meets the criteria will be accounted for as variable lease payments in the affected periods.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2055. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and six months ended June 30, 2021 was $0.8 million and $1.5 million, respectively. Ground rent expense for the three and six months ended June 30, 2020 was $0.8 million and $1.6 million, respectively.
Refer to Note 16, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of June 30, 2021.
Real Estate Held for Sale
The following table summarizes the Company’s assets and liabilities related to assets held for sale at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Assets
Real estate, net	$27,615	$314,817
Deferred leasing costs and intangible assets, net	—	8,539
Total assets held for sale	$27,615	$323,356

Liabilities
Intangible liabilities, net	$—	$323
Total liabilities related to assets held for sale	$—	$323
There were no assets held for sale that constituted discontinued operations as of June 30, 2021.
Real Estate Sales
During the six months ended June 30, 2021, the Company completed the sale of an industrial portfolio for a total gross sales price of $335.0 million and a total gain on sale of $11.8 million. This sale did not constitute discontinued operations.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at June 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

	June 30, 2021
	Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
In-place lease values	$83,582	$(32,422)	$51,160
Deferred leasing costs	29,637	(13,521)	16,116
Above-market lease values	10,344	(7,201)	3,143
	$123,563	$(53,144)	$70,419
Intangible Liabilities
Below-market lease values	$16,199	$(9,265)	$6,934

	December 31, 2020
	Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
In-place lease values	$83,239	$(28,558)	$54,681
Deferred leasing costs	29,052	(11,860)	17,192
Above-market lease values	10,468	(6,641)	3,827
	$122,759	$(47,059)	$75,700
Intangible Liabilities
Below-market lease values	$16,149	$(8,492)	$7,657
_________________________________________
(1)Excludes deferred leasing costs and intangible assets and intangible liabilities related to assets held for sale at June 30, 2021 and December 31, 2020.
The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Above-market lease values	$(262)	$(662)	$(666)	$(1,493)
Below-market lease values	470	822	692	2,058
Net increase (decrease) to property operating income	$208	$160	$26	$565

In-place lease values	$1,862	$2,748	$3,627	$7,098
Deferred leasing costs	935	1,593	1,556	3,241
Other intangibles	129	287	172	263
Amortization expense	$2,926	$4,628	$5,355	$10,602

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of June 30, 2021 (dollars in thousands):

	2021	2022	2023	2024	2025	2026 and thereafter	Total
Above-market lease values	$663	$1,068	$574	$446	$268	$124	$3,143
Below-market lease values	(715)	(1,385)	(1,378)	(1,378)	(1,376)	(702)	(6,934)
Net increase (decrease) to property operating income	$(52)	$(317)	$(804)	$(932)	$(1,108)	$(578)	$(3,791)

In-place lease values	$3,491	$6,187	$5,286	$4,986	$4,300	$26,910	$51,160
Deferred leasing costs	1,708	2,827	2,262	1,954	1,565	5,800	16,116
Amortization expense	$5,199	$9,014	$7,548	$6,940	$5,865	$32,710	$67,276

8. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Restricted cash:
Borrower escrow deposits	$67,472	$36,973
Capital expenditure reserves	7,440	6,949
Real estate escrow reserves	4,327	13,807
Working capital and other reserves	2,168	2,561
Tenant lockboxes	241	4,633
Margin pledged as collateral	189	290
Total	$81,837	$65,213
The following table presents a summary of other assets as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Other assets:
Right-of-use lease asset	$26,259	$22,056
Prepaid taxes and deferred tax assets	25,880	26,294
Investment deposits and pending deal costs	23,307	801
Deferred financing costs, net - credit facilities	6,066	6,440
Prepaid expenses	5,848	4,272
Derivative asset	1,339	386
Other Assets	—	651
Total	$88,699	$60,900

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of accrued and other liabilities as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Accrued and other liabilities:
Current and deferred tax liability	$31,270	$32,569
Operating lease liability	26,534	22,186
Accounts payable, accrued expenses and other liabilities	9,806	15,083
Prepaid rent and unearned revenue	8,318	9,082
Interest payable	7,522	14,970
Unfunded CECL loan allowance	736	1,313
Tenant security deposits	411	1,338
Restructuring charges	323	—
Derivative liability	19	37
Total	$84,939	$96,578

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9. Debt
The following table presents debt as of June 30, 2021 and December 31, 2020 (dollars in thousands):

						June 30, 2021		December 31, 2020
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	LIBOR + 1.59%		$840,423	$836,234	$840,423	$835,153
Subtotal securitization bonds payable, net						840,423	836,234	840,423	835,153

Mortgage and other notes payable, net
Net lease 6		Non-recourse	Oct-27	4.45%		23,385	23,385	23,608	23,608
Net lease 5		Non-recourse	Nov-26	4.45%		3,322	3,250	3,351	3,272
Net lease 4		Non-recourse	Nov-26	4.45%		7,168	7,012	7,230	7,059
Net lease 3		Non-recourse	Aug-21	4.00%		12,059	11,979	12,191	12,163
Net lease 6		Non-recourse	Jul-23	LIBOR + 2.15%		1,102	1,077	1,364	1,333
Net lease 5		Non-recourse	Aug-26	4.08%		30,991	30,773	31,244	31,004
Net lease 1(4)		Non-recourse	Nov-26	4.45%		18,041	17,647	18,196	17,765
Net lease 1(5)		Non-recourse	Mar-28	4.38%		11,885	11,448	12,021	11,584
Net lease 1		Non-recourse	Jul-25	4.31%		—	—	250,000	247,939
Net lease 2(6)		Non-recourse	Jun-25	3.91%		186,448	189,092	187,151	189,806
Net lease 3		Non-recourse	Sep-33	4.77%		200,000	198,646	200,000	198,604
Other real estate 1		Non-recourse	Oct-24	4.47%		106,129	106,601	107,029	107,596
Other real estate 3		Non-recourse	Jan-25	4.30%		73,189	72,671	73,905	73,341
Other real estate 6(7)		Non-recourse	Apr-24	LIBOR + 2.95%		25,820	25,564	22,788	22,306
Loan 9(8)		Non-recourse	Jun-24	LIBOR + 3.00%		65,377	65,377	75,377	75,377
Subtotal mortgage and other notes payable, net						764,916	764,522	1,025,455	1,022,757

Bank credit facility
Bank credit facility	$300,000	Recourse	Feb-23 (9)	LIBOR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1 facility 3	$400,000	Limited Recourse(10)	Apr-26(11)	LIBOR + 1.95%	(12)	133,373	133,373	112,509	112,509
Bank 2 facility 3	21,353	Limited Recourse(10)	Oct-22(13)	(14)	(12)	—	—	19,353	19,353
Bank 3 facility 3	600,000	Limited Recourse(10)	Apr-23(15)	LIBOR + 2.12%	(12)	239,313	239,313	196,738	196,738
Bank 7 facility 1	500,000	Limited Recourse(10)	Apr-25(16)	LIBOR + 2.01%	(12)	205,336	205,336	89,912	89,912
Bank 8 facility 1	250,000	Limited Recourse(10)	Jun-23 (17)	LIBOR + 1.90%	(12)	181,975	181,975	116,712	116,712
Bank 9 facility 1	300,000	(18)	Nov-23(19)	LIBOR + 1.80%	(12)	242,792	242,792	—	—
Subtotal master repurchase facilities	$2,071,353					1,002,789	1,002,789	535,224	535,224

Subtotal credit facilities						1,002,789	1,002,789	535,224	535,224

Total						$2,608,128	$2,603,545	$2,401,102	$2,393,134
_________________________________________
(1)Subject to customary non-recourse carveouts.
(2)Difference between principal amount and carrying value of securitization bonds payable, net and mortgage and other notes payable, net is attributable to deferred financing costs, net and premium/discount on mortgage notes payable.

BRIGHTSPIRE CAPITAL, INC.
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
(6)As of June 30, 2021, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $189.1 million.
(7)The current maturity of the mortgage payable is April 2022, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(8)The current maturity of the note payable is June 2022, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(9)The ability to borrow additional amounts terminates on February 1, 2022 at which time the Company may, at its election, extend the termination date for two additional six-month terms.
(10)Recourse solely with respect to 25.0% of the financed amount.
(11)The current maturity date is April 2023, with three one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(12)Represents the weighted average spread as of June 30, 2021. The contractual interest rate depends upon asset type and characteristics and ranges from one-month London Interbank Offered Rates (“LIBOR”) plus 1.50% to 2.60%.
(13)The current maturity date is October 2021.
(14)The interest rate will be determined by the lender in its sole discretion.
(15)The current maturity date is April 2022, with a one-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(16)The current maturity date is April 2024, with a one-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(17)The current maturity date is June 2022, with a one-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(18)Recourse is either 25.0% or 50.0% depending on loan metrics.
(19)The current maturity date is November 2021, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at June 30, 2021 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remainder of 2021	$13,268	$—	$13,268	$—
2022	2,520	—	2,520	—
2023	666,607	—	2,527	664,080
2024	199,545	—	199,545	—
2025	467,249	—	261,913	205,336
2026 and thereafter	1,258,939	840,423	285,143	133,373
Total	$2,608,128	$840,423	$764,916	$1,002,789
Bank Credit Facility
On February 1, 2018, the Company, through subsidiaries, including the OP, entered into a credit agreement with several lenders to provide a revolving credit facility in the aggregate principal amount of up to $400.0 million (the “Bank Credit Facility”). On December 17, 2018, the aggregate amount of revolving commitments was increased to $525.0 million and on February 4, 2019, the aggregate amount of revolving commitments was increased to $560.0 million. On May 6, 2020 these commitments were reduced to $450.0 million and further reduced to $300.0 million on April 4, 2021. The Bank Credit Facility will mature on February 1, 2022, unless the OP elects to extend the maturity date for up to two additional six-month terms.
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At June 30, 2021, the borrowing base valuation was sufficient to support the borrowing of up to $116.1 million.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the applicable borrower’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35%) at June 30, 2021, depending upon the amount of facility utilization.
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

On April 5, 2021, the Company entered into a fourth amendment to its Bank Credit Facility to: (i) permit the OP to consummate the Internalization; (ii) reduce the minimum tangible net worth covenant requirement from $1.5 billion to $1.35 billion upon consummation of the Internalization; (iii) increase the Company’s ability to make restricted payments including additional dividends and stock buybacks and remove all material restrictions on new investments, in each case, so long as no default exists and the OP is in compliance with the financial covenants; (iv) increase the maximum amount available for borrowing from 90% to 100% of borrowing base value; and (v) reduce the aggregate amount of lender commitments from $450.0 million to $300.0 million. At June 30, 2021, the Company was in compliance with all of the financial covenants.
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
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.4 million of investment grade notes. The securitization reflects an advance rate of 83.5% at a weighted average cost of funds of LIBOR plus 1.59% (before transaction expenses), and is collateralized by a pool of 24 senior loans originated by the Company.
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
As of June 30, 2021, the Company had $1.0 billion carrying value of CRE debt investments and other assets financed with $840.4 million of securitization bonds payable, net.
Subsequent to June 30, 2021, the Company executed a securitization transaction through wholly-owned subsidiaries, BRSP 2021-FL1, Ltd. and BRSP 2021-FL1, LLC (collectively, “BRSP 2021-FL1”), which resulted in the sale of $800 million of investment grade notes. The securitization reflects an advance rate of 83.75% at a weighted costs of funds of LIBOR plus 1.49% (before transaction costs) and is collateralized by a pool of 31 floating-rate mortgages secured by 41 properties. The asset collateral is located across 11 states and primarily consists of multifamily properties, with the remainder collateralized by office and self-storage properties. The structure features a two-year reinvestment period. See Note 20, “Subsequent Events,” for further detail.
Master Repurchase Facilities
As of June 30, 2021, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.1 billion to finance the origination of first mortgage loans and

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of June 30, 2021, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of June 30, 2021, the Company had $1.3 billion carrying value of CRE debt investments financed with $1.0 billion under the master repurchase facilities.
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
During the second quarter of 2021, the Company entered into an amendment under its Master Repurchase Facility with Bank 1 and Bank 8 to extend the maturity date by three years and two years, respectively.
Additionally, during the second quarter of 2021, the Company entered into amendments under its six Master Repurchase Facilities to: (i) permit the guarantor and the OP to consummate the Internalization; and (ii) reduce the minimum tangible net worth covenant requirement from $1.5 billion to $1.35 billion upon consummation of the Internalization.
Subsequent to June 30, 2021 the Company repaid approximately $575.8 million under its master repurchase facilities.
CMBS Credit Facilities
As of June 30, 2021 the Company had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The CMBS Credit Facilities were undrawn at June 30, 2021 and December 31, 2020.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Internalization
On April 30, 2021, the Company completed the Internalization, including the internalization of the Company’s management and operating functions and terminated its relationship with its Manager, a subsidiary of DigitalBridge, in accordance with the Termination Agreement. The Company paid the Manager a one-time termination fee of $102.3 million and additional closing costs of $0.3 million. The Company will not pay management or incentive fees to the Manager for any post-closing period. Refer to Note 1, “Business and Organization,” for further details.
Fees to Manager
Base Management Fee
Following the Internalization on April 30, 2021, the Company no longer pays a base management fee to the Manager.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three and six months ended June 30, 2021, the total management fee expense incurred was $2.3 million, and $9.6 million, respectively. For the three and six months ended June 30, 2020, the total management fee expense incurred was $7.2 million and $15.2 million, respectively.
Incentive Fee
Following the Internalization on April 30, 2021, the Company no longer pays an incentive fee to the Manager.
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
The Company did not incur any incentive fees during the three and six months ended June 30, 2021 and 2020.
Reimbursements of Expenses
Following the Internalization on April 30, 2021, the Company no longer reimburses expenses incurred by the Manager.
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
For the three and six months ended June 30, 2021, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $0.8 million and $2.8 million, respectively, and are included in administrative expense on the consolidated statements of operations. For the three and six months ended June 30, 2020, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $2.4 million and $5.1 million, respectively. As of December 31, 2020, there was $2.7 million of unpaid expenses included in due to related party in the Company’s consolidated balance sheets.
Equity Plan Grants
In January 2021, the Company granted 1,420,000 shares of restricted stock and 276,000 PSUs to certain employees of the Manager under the 2018 Equity Incentive Plan (the “2018 Plan”). Following the Internalization, these employees became employees of the Company. In April 2020, the Company granted 143,000 shares to its chief executive officer. In March 2019, the Company granted 800,000 shares to the Manager and/or employees thereof under the 2018 Plan. In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and the Manager and/or employees thereof under the 2018 Plan. 1,550,862 shares remain granted and unvested as of June 30, 2021. See Note 11, “Equity-Based Compensation” for further discussion on the 2018 Plan including shares issued to independent directors of the Company. In connection with these grants, the Company recognized share-based compensation expense of $5.4 million and $9.5 million within administrative expense in the consolidated statements of operations for the three and six months ended June 30, 2021, respectively. The Company recognized share-based compensation expense of $1.5 million and $1.7 million to its Manager within administrative expense in the consolidated statement of operations for the three and six months ended June 30, 2020, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
In July 2018, the Company entered into a joint venture to invest in a development project for land and a Grade A office building in Ireland. The Company agreed to invest up to $69.9 million of the $139.7 million total commitment. The Company co-invested along with two affiliates of the Manager, with the Company owning 50.0% of the joint venture and the affiliate entities owning the remaining 50.0%. The joint venture invested in a senior mortgage loan of $66.7 million with a fixed interest rate of 12.5% and a maturity date of 3.5 years from origination and common equity. This investment is included as part of the Co-Invest Portfolio Sale. See Note 4, “Investments in Unconsolidated Ventures,” for further information.
In October 2018, the Company entered into a joint venture to invest in a mixed-use development project in Ireland. The Company agreed to invest up to $162.4 million of the $266.5 million total commitment. The Company co-invested along with two affiliates of the Manager, with the Company owning 61.0% of the joint venture and the affiliate entities owning the remaining 39.0%. The joint venture invested in a senior mortgage loan with a fixed interest rate of 15.0% and a maturity date of two years from origination. The Company placed this investment on nonaccrual status as of July 1, 2020. This investment is included as part of the Co-Invest Portfolio Sale. See Note 4, “Investments in Unconsolidated Ventures,” for further information.
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
Shares subject to an award granted under the 2018 Plan will be counted against the maximum number of shares of Class A common stock available for issuance thereunder as one share of Class A common stock for every one share of Class A common stock subject to such an award. Shares subject to an award granted under the 2018 Plan will again become available for issuance under the 2018 Plan if the award terminates by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares (except as set forth in the following sentence). The number of shares of Class A common stock available for

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
issuance under the 2018 Plan will not be increased by (i) any shares tendered or withheld in connection with the purchase of shares upon exercise of a stock option, (ii) any shares deducted or delivered in connection with the Company’s tax withholding obligations, or (iii) any shares purchased by the Company with proceeds from stock option exercises. The shares granted in May 2020 to the independent directors of the Company under the 2018 Plan vested in May 2021. The shares granted in June 2021 to the independent directors of the Company under the 2018 Plan vest in May 2022. Shares granted to non-independent directors, officers and the Manager under the 2018 Plan vest ratably in three annual installments.
Restricted Stock—Restricted stock awards relating to the Company’s class A common stock are granted to certain employees of the Manager and independent directors of the Company, with a service condition only and are generally subject to annual time-based vesting in equal tranches over a three-year period. Restricted stock is entitled to dividends declared and paid on the Company’s class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based on the Company’s class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite three-year service period. Some employees of the Manager who were granted restricted stock under the 2018 Plan became employees of the Company following the Internalization on April 30, 2021. The shares held by substantially all remaining employees of the Manager vested following the Internalization.
Performance Stock Units (“PSU”)—PSUs are granted to certain employees of the Company and are subject to both a service condition and a performance condition. Following the end of the measurement period for the PSUs, the recipients of PSUs may be eligible to vest in all or a portion of PSUs granted, and be issued a number of shares of the Company’s class A common stock, ranging from 0% to 200% of the number of PSUs granted and eligible to vest, to be determined based upon the performance of the Company's class A common stock relative to the Company’s GAAP book value at the end of a two-year measurement period. PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period.
Fair value of PSUs, including dividend equivalent rights, was determined using a Monte Carlo simulation, with the following assumptions:

2021 Grant
Expected volatility(1)	86.6%
Risk free rate(2)	0.1%
Expected dividend yield(3)	—
_________________________________________
(1)Based upon the Company’s historical stock volatility.
(2)Based upon the continuously compounded zero-coupon U.S. Treasury yield for the term coinciding with the measurement period of the award as of valuation date.
(3)Based upon the dividend yield in place as of the grant date.

Fair value of PSU awards, excluding dividend equivalent rights, is recognized on a straight-line basis over their measurement period as compensation expense, and is subject to reversal if the performance condition is not achieved.
The table below summarizes the Company’s awards granted, forfeited or vested under the 2018 Plan during the six months ended June 30, 2021:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested shares at December 31, 2020	885,070	—	1,190,682	$16.16	$—
Granted	1,458,060	276,000	1,734,060	8.35	11.96
Vested	(525,384)	(3,026)	(528,410)	15.51	11.96
Forfeited	(266,884)	(974)	(267,858)	15.89	11.96
Unvested shares at June 30, 2021	1,550,862	272,000	1,822,862	12.40	11.96
Fair value of equity awards that vested during the six months ended June 30, 2021 and June 30, 2020, determined based on their respective fair values at vesting date, was $3.9 million and $2.7 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At June 30, 2021, aggregate unrecognized compensation cost for all unvested equity awards was $11.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.
12. Stockholders’ Equity
Authorized Capital
As of June 30, 2021, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of June 30, 2021.
Dividends
During the six months ended June 30, 2021, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
February 24, 2021	March 31, 2021	April 15, 2021	$0.10
April 30, 2021	June 30, 2021	July 15, 2021	$0.14
Subsequent to June 30, 2021, the Board of Directors approved a quarterly cash dividend of $0.16 per share for the third quarter of 2021, payable on October 15, 2021 to stockholders of record on September 30, 2021.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$275	$47,127	$7,186	$54,588
Other comprehensive income (loss) before reclassification	(1,035)	—	(7,547)	(8,582)
Amounts reclassified from AOCI	760	—	—	760
Net current period OCI	(275)	—	(7,547)	(7,822)
AOCI at March 31, 2021	$—	$47,127	$(361)	$46,766
Other comprehensive income (loss) before reclassification	—	—	1,966	1,966
Amounts reclassified from AOCI	—	—	—	—
Net current period OCI	—	—	1,966	1,966
AOCI at June 30, 2021	$—	$47,127	$1,605	$48,732

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2019	$15,909	$25,872	$(13,487)	$28,294
Other comprehensive income (loss)	(73,273)	21,255	(18,981)	(70,999)
AOCI at March 31, 2020	$(57,364)	$47,127	$(32,468)	$(42,705)
Other comprehensive income (loss) before reclassification	(26,905)	—	—	(26,905)
Amounts reclassified from AOCI	84,269	—	—	84,269
Net current period OCI	57,364	—	10,581	67,945
AOCI at June 30, 2020	$—	$47,127	$(21,887)	$25,240

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$(73)	$1,403	$(272)	$1,058
Other comprehensive income (loss) before reclassification	98	—	(210)	(112)
Amounts reclassified from AOCI	(25)	—	—	(25)
Net current period OCI	73	—	(210)	(137)
AOCI at March 31, 2021	$—	$1,403	$(482)	$921
Other comprehensive income (loss) before reclassification	—	—	(89)	(89)
Amounts reclassified from AOCI	—	—	—	—
Net current period OCI	—	—	(89)	(89)
AOCI at June 30, 2021	$—	$1,403	$(571)	$832

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2019	$612	$893	$(801)	$704
Other comprehensive income (loss)	(1,756)	509	(455)	(1,702)
AOCI at March 31, 2020	$(1,144)	$1,402	$(1,256)	$(998)
Other comprehensive income (loss) before reclassification	(872)	—	—	(872)
Amounts reclassified from AOCI	2,016	—	—	2,016
Net current period OCI	1,144	—	259	1,403
AOCI at June 30, 2020	$—	$1,402	$(997)	$405

Changes in Components of AOCI - Noncontrolling Interests in investment entities

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$—	$—	$2,193	2,193
Other comprehensive income	—	—	(776)	(776)
AOCI at March 31, 2021	$—	$—	$1,417	$1,417
Other comprehensive income (loss) before reclassification	—	—	336	336
Amounts reclassified from OCI	—	—	—	—
Net current period OCI	—	—	336	336
AOCI at June 30, 2021	$—	$—	$1,753	$1,753

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2019	$—	$—	$—	$—
Other comprehensive income (loss)	—	—	—	—
AOCI at March 31, 2020	$—	$—	$—	$—
Other comprehensive income	—	—	257	257
AOCI at June 30, 2020	$—	$—	$257	$257

The following table presents the details of the reclassifications from AOCI for the six months ended June 30, 2021:

(in thousands)
Component of AOCI reclassified into earnings	Six Months Ended June 30, 2021	Affected Line Item in the Consolidated Statements of Operations
Realized gain on sale of real estate securities	$104	Other gain (loss), net
Impairment of real estate securities	$(967)	Other gain (loss), net
13. Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited partnership interests in the OP held by an affiliate of DigitalBridge. Net income (loss) attributable to the noncontrolling interests is based on the limited partners’ ownership percentage of the OP. Net loss attributable to the noncontrolling interests of the OP was $0.4 million and $2.4 million for the three and six months ended June 30, 2021, respectively. Net loss attributable to the noncontrolling interests of the OP was $5.4 million and $7.3 million for the three and six months ended June 30, 2020, respectively.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities was $3.5 million and $3.7 million for the three and six months ended June 30, 2021, respectively. Net loss attributable to noncontrolling interests in the investment entities for the three and six months ended June 30, 2020 was $8.1 million and $7.6 million, respectively.
5-Investment Preferred Financing
On June 5, 2020, subsidiaries of the Company entered into a preferred financing arrangement (on a portfolio of five underlying Company investment interests) (the “5-Investment Preferred Financing”) from investment vehicles managed by Goldman Sachs (“GS”). The preferred financing provided $200 million of proceeds at closing.
The preferred financing is limited to (i) the Company’s interests in four co-investments alongside investment funds managed by affiliates of the Company’s former Manager, each of which are financings on underlying development projects (including residential, office and/or mixed-use components), and (ii) a wholly-owned triple-net industrial distribution center investment leased to a national grocery chain. The preferred financing provides GS a 10% preferred return and certain other minimum returns, as well as a minority interest in future cash flows.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three months ended June 30, 2021, the Company has drawn-down additional funds of $0.8 million from GS and completed $12.9 million in cash distributions to GS. The noncontrolling interest in investment entities on the Company’s consolidated balance sheet includes $233.7 million representing GS’s investment at June 30, 2021 under the HLBV method.
Subsequent to June 30, 2021, the Company agreed to sell the four co-investments within the 5-Investment Preferred Financing. Refer to Note 4, “Investments in Unconsolidated Ventures” and Note 20, “Subsequent Events” for more details on this transaction.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures - PE Investments	$—	$—	$4,876	$4,876	$—	$5	$6,878	$6,883
Real estate securities, available for sale	—	4,045		4,045	—	10,389	—	10,389
Mortgage loans held in securitization trusts, at fair value	—	—	912,115	912,115	—	—	1,768,069	1,768,069
Other assets - derivative assets	—	1,339		1,339	—	386	—	386
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$872,605	$—	$872,605	$—	$1,708,534	$—	$1,708,534
Other liabilities - derivative liabilities	—	19	—	19	—	37	—	37
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2021 and year ended December 31, 2020 (dollars in thousands):

	Six Months Ended June 30, 2021		Year Ended December 31, 2020
	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)
Beginning balance	$6,878	$1,768,069	$8,858	$1,872,970
Distributions/paydowns	(1,929)	(9,648)	(2,649)	(76,719)
Sale of investments	—	(28,662)	—	—
Deconsolidation of securitization trust(2)	—	(802,196)	—	—
Equity in earnings	(73)	—	669	—
Unrealized gain in earnings	—	4,068	—	(28,182)
Realized loss in earnings	—	(19,516)	—	—
Ending balance	$4,876	$912,115	$6,878	$1,768,069
_________________________________________

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(1)For the six months ended June 30, 2021, the Company recorded an unrealized gain of $4.1 million related to mortgage loans held in securitization trusts, at fair value and an unrealized gain of $24.1 million related to mortgage obligations issued by securitization trusts, at fair value.
(2)In April 2021, the Company sold its retained investments in the subordinate tranches of one securitization trust. As a results of the sale, the Company deconsolidated one of the securitization trusts. See Note 5, “Real Estate Securities, Available for Sale” for further information.
As of June 30, 2021 and December 31, 2020, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of June 30, 2021 and December 31, 2020, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. As of June 30, 2021, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield of 21.7% and a weighted average life of 5.8 years. As of December 31, 2020, the key unobservable inputs included yields ranging from 21.1% to 53.7%, respectively, and a weighted average life of 5.0 years. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
During the three and six months ended June 30, 2021, the Company recorded an unrealized gain of $19.5 million and $28.2 million, respectively, on mortgage loans and obligations held in securitization trusts, net related to the sale of the retained investments in the subordinate tranches of one securitization trust. Upon the sale in the second quarter of 2021, the accumulated unrealized losses relating to the retained investments were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net. For the three and six months ended June 30, 2020, the Company recorded a net unrealized loss of $9.0 million and $28.4 million, respectively, related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
For the three and six months ended June 30, 2021, the Company recorded a $19.5 million realized loss on mortgage loans held in securitization trusts, at fair value, which represents the loss upon the sale of the Company’s retained interests in the subordinate tranches of one securitization trust. This amount is recorded as realized loss on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of June 30, 2021 and December 31, 2020, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021				December 31, 2020
	Principal Amount	Carrying Value		Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net	$2,865,091	$2,810,783	(2)	$2,821,152	$2,225,856	(2)	$2,183,497	$2,189,006
Financial liabilities:(1)
Securitization bonds payable, net	$840,423	$836,234		$840,423	$840,423		$835,153	$840,423
Mortgage and other notes payable, net	764,916	764,522		764,916	1,025,455		1,022,757	1,025,455
Master repurchase facilities	1,002,789	1,002,789		1,002,789	535,224		535,224	535,224
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $197.1 million and $163.0 million as of June 30, 2021 and December 31, 2020, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2021. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of June 30, 2021, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of June 30, 2021, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Other
The carrying values of cash and cash equivalents, receivables, and accrued and other liabilities approximate fair value due to their short term nature and credit risk, if any, are negligible.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following table summarizes assets carried at fair value on a nonrecurring basis as of June 30, 2021 (dollars in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Investments in unconsolidated ventures(1)	$—	$—	$139,314	$139,314
_________________________________________
(1)See Note 4 “Investments in Unconsolidated Ventures” for further details.
The Company did not hold any assets carried at fair value on a nonrecurring basis as of December 31, 2020.

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
As of June 30, 2021 and December 31, 2020, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	Non-Designated Hedges
	June 30, 2021	December 31, 2020
Derivative Assets
Foreign exchange contracts	$1,339	$386
Included in other assets	$1,339	$386
Derivative Liabilities
Interest rate contracts	$(19)	$(37)
Included in accrued and other liabilities	$(19)	$(37)
As of June 30, 2021, the Company’s counterparties held $0.1 million in cash collateral.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the Company’s interest rate contracts as of June 30, 2021:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)	Range of Maturity Dates
		Non-Designated
Put Option	NOK	928,000	July 2021
FX Forward	NOK	274,300	August 2021 - May 2024
Interest Rate Swap	USD	30,994	April 2022 - July 2023
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations and of comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other gain (loss), net
Non-designated foreign exchange contracts	$1,232	$8,556	$952	$4,474
Non-designated interest rate contracts	5	(721)	18	(17,091)
	$1,237	$7,835	$970	$(12,617)
Other income
Non-designated foreign exchange contracts	$—	$(8,560)	$—	$178
	$—	$(8,560)	$—	$178
Accumulated other comprehensive income (loss)
Designated foreign exchange contracts	$—	$—	$—	$21,764
	$—	$—	$—	$21,764
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), net. During the six months ended June 30, 2021 and 2020, no gain (loss) was transferred from accumulated other comprehensive income (loss).
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Net Amounts of Assets (Liabilities)
June 30, 2021
Derivative Assets
Foreign exchange contracts	$1,339	$1,339
	$1,339	$1,339
Derivative Liabilities
Interest rate contracts	$(19)	$(19)
	$(19)	$(19)

December 31, 2020
Derivative Assets
Foreign exchange contracts	$386	$386
	$386	$386
Derivative Liabilities
Interest rate contracts	$(37)	$(37)
	$(37)	$(37)
The Company did not offset any of its derivatives positions as of June 30, 2021 and December 31, 2020.
In July 2021, the Company entered into two USD-EUR forward swaps for the total notional amount of 90 million EUR in order to minimize foreign currency cash flow risk on the Company’s European denominated assets. This forward swap matures on December 31, 2021, where the Company has agreed to sell EUR and buy USD at a locked in forward curve rate. See Note 20, “Subsequent Events” for further detail.
16. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2021, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans and preferred equity held for investment was $181.6 million for senior loans and $15.5 million for mezzanine loans. Total unfunded commitments for equity method investments was $8.6 million.
Ground Lease Obligation
The Company’s operating leases are ground leases acquired with real estate.
At June 30, 2021, the weighted average remaining lease term was 14.1 years for ground leases.
The following table presents ground lease expense, included in property operating expense, for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense:
Minimum lease expense	$761	$797	$1,529	$1,601
	$761	$797	$1,529	$1,601

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of June 30, 2021 (dollars in thousands):

Remainder of 2021	$1,536
2022	3,099
2023	3,110
2024	2,213
2025	2,148
2026 and thereafter	19,327
Total lease payments	31,433
Less: Present value discount	10,212
Operating lease liability (Note 8)	$21,221
The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of December 31, 2020 (dollars in thousands):

2021	$3,071
2022	3,099
2023	3,110
2024	2,213
2025	2,148
2026 and thereafter	19,327
Total lease payments	32,968
Less: Present value discount	10,782
Operating lease liability (Note 8)	$22,186
Office Lease
During the second quarter of 2021, the Company entered into an office lease in New York.
At June 30, 2021, the remaining lease term was 7.3 years for the New York office lease.
For the six months ended June 30, 2021, the following table summarizes lease expense, included in administrative expense (dollars in thousands):

Six Months Ended June 30, 2021
Corporate Offices
Operating lease expense:
Fixed lease expense	$133
$133

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The operating lease liability for the office lease was determined using a weighted average discount rate of 2.36%. As of June 30, 2021, the Company’s future operating lease commitments for the corporate office was as follows (dollars in thousands):

Corporate Offices
Remainder of 2021	$399
2022	798
2023	798
2024	798
2025	798
2026 and thereafter	2,195
Total lease payments	5,786
Less: Present value discount	$473
Operating lease liability (Note 8)	$5,313
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of June 30, 2021, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Internalization
During the three months ended June 30, 2021, the Company finalized the internalization with its Manager. The Company entered into the Termination Agreement with its Manager pursuant to which the Management Agreement terminated effective April 30, 2021, and the Company will no longer pay base management fees or incentive fees with respect to any period thereafter and made a one-time cash payment of $102.3 million to the Manager.
Employment contracts
At March 31, 2021, the Company did not employ any personnel. Instead, the Company relied on the resources of its Manager and affiliates to conduct the Company’s operations. On April 30, 2021, the Company entered into employment agreements with the Company’s Chief Executive Officer and certain of the Company’s senior management team, and in accordance with the terms of the Termination Agreement, the Company extended offers of employment to certain employees that have contributed substantially to the Company’s investment, underwriting, portfolio and asset management, loan servicing, financial reporting, treasury, legal, tax, credit, risk and compliance responsibilities employment, which have been accepted.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following tables present segment reporting for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Three Months Ended June 30, 2021
Net interest income (expense)	$25,926	$1,279	$—	$(998)	$26,207
Property and other income	181	—	24,808	920	25,909
Management fee expense	—	—	—	(2,338)	(2,338)
Property operating expense	—	—	(6,758)	—	(6,758)
Transaction, investment and servicing expense	(563)	—	(62)	(19)	(644)
Interest expense on real estate	—	—	(7,777)	—	(7,777)
Depreciation and amortization	—	—	(9,948)	(46)	(9,994)
Provision for loan losses	(1,200)	—	—	—	(1,200)
Administrative expense	(291)	(166)	—	(13,596)	(14,053)
Restructuring charges	—	—	—	(150)	(150)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	19,516	—	—	19,516
Realized loss on mortgage loans and obligations held in securitization trusts, net		(19,516)			(19,516)
Other gain (loss), net	(400)	—	1,236	—	836
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	23,653	1,113	1,499	(16,227)	10,038
Equity in earnings (loss) of unconsolidated ventures	(33,665)	(123)	—	—	(33,788)
Income tax benefit	—	49	85	—	134
Net income (loss)	$(10,012)	$1,039	$1,584	$(16,227)	$(23,616)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Three Months Ended June 30, 2020
Net interest income (expense)	$27,266	$1,050	$3	$(3,381)	$24,938
Property and other income	81	—	35,165	116	35,362
Management fee expense	—	—	—	(7,206)	(7,206)
Property operating expense	—	—	(16,311)	—	(16,311)
Transaction, investment and servicing expense	(1,961)	(73)	(147)	(726)	(2,907)
Interest expense on real estate	—	—	(11,818)	—	(11,818)
Depreciation and amortization	—	—	(14,020)	—	(14,020)
Provision for loan losses	51	—	—	—	51
Impairment of operating real estate	—	—	(25,935)	—	(25,935)
Administrative expense	(412)	(201)	(137)	(6,001)	(6,751)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(9,498)	—	523	(8,975)
Other gain (loss), net	(37,180)	(87,006)	4,555	(2)	(119,633)
Loss before equity in earnings of unconsolidated ventures and income taxes	(12,155)	(95,728)	(28,645)	(16,677)	(153,205)
Equity in earnings (loss) of unconsolidated ventures	(85,277)	—	—	—	(85,277)
Income tax benefit (expense)	(2,200)	—	98	—	(2,102)
Net loss	$(99,632)	$(95,728)	$(28,547)	$(16,677)	$(240,584)
_________________________________________
(1)Includes losses incurred from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended June 30, 2020, $0.5 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Six Months Ended June 30, 2021
Net interest income (expense)	$48,845	$3,632	$—	$(2,038)	$50,439
Property and other income	180	53	50,605	838	51,676
Management fee expense	—	—	—	(9,596)	(9,596)
Property operating expense	—	—	(14,869)	—	(14,869)
Transaction, investment and servicing expense	(1,252)	(167)	(177)	(1,336)	(2,932)
Interest expense on real estate	—	—	(16,410)	—	(16,410)
Depreciation and amortization	—	—	(19,487)	(46)	(19,533)
Provision for loan losses	(4,425)	—	—	—	(4,425)
Administrative expense	(540)	(946)	(31)	(25,131)	(26,648)
Restructuring charges	—	—	—	(109,321)	(109,321)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	28,154	—	—	28,154
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(19,516)	—	—	(19,516)
Other gain (loss), net	(400)	(859)	10,462	—	9,203
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	42,408	10,351	10,093	(146,630)	(83,778)
Equity in earnings (loss) of unconsolidated ventures	(36,066)	(200)	—	—	(36,266)
Income tax benefit	—	1,826	109	—	1,935
Net income (loss)	$6,342	$11,977	$10,202	$(146,630)	$(118,109)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Six Months Ended June 30, 2020
Net interest income (expense)	$52,116	$6,594	$11	$(5,927)	$52,794
Property and other income	132	73	96,958	121	97,284
Management fee expense	—	—	—	(15,152)	(15,152)
Property operating expense	(1)	—	(38,841)	—	(38,842)
Transaction, investment and servicing expense	(2,835)	(80)	(347)	(2,779)	(6,041)
Interest expense on real estate	—	—	(24,896)	—	(24,896)
Depreciation and amortization	—	—	(31,996)	—	(31,996)
Provision for loan losses	(69,881)	—	—	—	(69,881)
Impairment of operating real estate			(30,061)		(30,061)
Administrative expense	(749)	(736)	(228)	(12,076)	(13,789)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(29,404)	—	977	(28,427)
Other gain (loss), net	(37,180)	(103,342)	821	(94)	(139,795)
Loss before equity in earnings of unconsolidated ventures and income taxes	(58,398)	(126,895)	(28,579)	(34,930)	(248,802)
Equity in earnings (losses) of unconsolidated ventures	(69,323)	1,213	—	—	(68,110)
Income tax benefit (expense)	(2,561)	(1,548)	296	—	(3,813)
Net loss	$(130,282)	$(127,230)	$(28,283)	$(34,930)	$(320,725)
_________________________________________
(1)Includes losses incurred from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the six months ended June 30, 2020, $1.0 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

The following table presents total assets by segment as of June 30, 2021 and December 31, 2020 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity(1)	CRE Debt Securities(2)	Net Leased and Other Real Estate	Corporate(3)	Total
June 30, 2021	$2,340,350	$830,246	$903,051	$1,368,136	$5,441,783
December 31, 2020	1,929,937	1,720,624	1,261,137	1,300,239	6,211,937
_________________________________________
(1)Includes investments in unconsolidated ventures totaling $308.5 million and $366.5 million as of June 30, 2021 and December 31, 2020, respectively.
(2)Includes PE Investments totaling $4.9 million and $6.9 million as of June 30, 2021 and December 31, 2020, respectively.
(3)Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trusts in consolidation.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total income by geography:
United States	$67,564	$6,779	$138,515	$131,732
Europe	(26,132)	3,353	(19,731)	24,148
Total(1)	$41,432	$10,132	$118,784	$155,880

	June 30, 2021	December 31, 2020
Long-lived assets by geography:
United States	$574,453	$600,767
Europe	307,932	314,190
Total(2)	$882,385	$914,957
_________________________________________
(1)Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.
(2)Long-lived assets are comprised of real estate and real estate related intangible assets, and excludes financial instruments and assets held for sale.
18. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2021 and 2020 consist of the following (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(23,616)	$(240,584)	$(118,109)	$(320,725)
Net loss attributable to noncontrolling interests:
Investment Entities	3,459	8,107	3,685	7,584
Operating Partnership	437	5,418	2,390	7,310
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(19,720)	$(227,059)	$(112,034)	$(305,831)

Numerator:
Net loss allocated to participating securities (non-vested shares)	$—	$—	$—	$(322)
Net loss attributable to common stockholders	$(19,720)	$(227,059)	$(112,034)	$(306,153)

Denominator:
Weighted average shares outstanding(1)	128,298	128,539	128,297	128,513

Net loss per common share - basic and diluted	$(0.15)	$(1.77)	$(0.87)	$(2.38)
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 1,550,862 and 928,230 restricted stock awards as of June 30, 2021 and 2020 net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per common share for the three and six months ended June 30, 2021.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
19. Restructuring Charges
In April 2021, the Company entered into the Termination Agreement with its Manager pursuant to which the Company internalized its management function and made a one-time cash payment of $102.3 million to the Manager. The Company will no longer pay base management fees or incentive fees with respect to any period after April 30, 2021. The Company incurred a total of $0.2 million and $109.3 million of restructuring costs for the three and six months ended June 30, 2021, respectively, which were paid by the Company in the second quarter of 2021. The additional restructuring costs of $7.0 million consist primarily of fees paid for legal and investment banking advisory services. Refer to Note 1, “Business and Organization,” for further detail.
20. Subsequent Events
Dividends
On July 15, 2021, the Company paid a quarterly cash dividend of $0.14 per share of Class A common stock for the quarter ending June 30, 2021, to stockholders of record on June 30, 2021.
Subsequent to June 30, 2021, the Board of Directors approved a quarterly cash dividend of $0.16 per share for the third quarter of 2021, payable on October 15, 2021 to stockholders of record on September 30, 2021.
Investment Sales
On July 19, 2021, the Company reached an agreement to sell the five co-investment assets to managed vehicles of Fortress Investment Group LLC (“Fortress”), for gross proceeds of $223 million (the “Co-Invest Portfolio Sale”). Per generally accepted accounting principles, the Company is required to value these assets at the lower of cost or fair market value. As of June 30, 2021, to reflect the cash the Company expects to receive from the sale, the Company recorded other-than-temporary impairment loss adjustments on one senior mortgage loan for a fully entitled land acquisition for a mixed use development project in Dublin, Ireland for $32.8 million, one mezzanine loan secured by single family development projects in Rolling Hills, California for $1.4 million and one mezzanine loan secured by a mixed use development project in San Rafael, California for $1.3 million, totaling a loss of $35.5 million, of which $32.0 million was allocated to the Company and $3.5 million was allocated to the Company’s partner in the “5-Investment Preferred Financing”. Additionally, the Company expects to record an offsetting gain on the other two co-invest assets totaling approximately $27.4 million upon the closing of the transaction, which is subject to customary closing conditions, third-party consents and purchase price adjustments, resulting in a total net realized loss of approximately $4.6 million, net of selling costs. We can offer no assurances that the transaction will close as expected or at all or the actual amount of any loss or gain realized by the Company in connection with the sale.
Loan Originations
Subsequent to June 30, 2021, the Company funded 11 senior mortgage loans, substantially all comprised of cash flowing multifamily properties, with a total commitment of $327.4 million. The average initial funded amount was $23.0 million and a weighted average spread of 3.26% plus LIBOR.
Securitization
Subsequent to June 30, 2021, the Company executed a securitization transaction through BRSP 2021-FL1, which resulted in the sale of $800 million of investment grade notes. The securitization reflects an advance rate of 83.75% at a weighted costs of funds of LIBOR plus 1.49% (before transaction costs) and is collateralized by a pool of 31 floating-rate mortgages secured by 41 properties. The asset collateral is located across 11 states and primarily consists of multifamily properties, with the remainder collateralized by office and self-storage. The structure features a two-year reinvestment period. Refer to Note 9, “Debt” for further discussion.
Hedging Activity
In July 2021, the Company entered into two USD-EUR forward swaps for the total notional amount of 90 million EUR in order to minimize foreign currency cash flow risk on the Company’s European denominated assets. Both forward swaps mature on December 31, 2021, where the Company has agreed to sell EUR and buy USD at a locked in forward curve rate.

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
Introduction
We are a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which we expect to be our primary investment strategy. Additionally, we may also selectively originate mezzanine loans and preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with our origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. We will continue to target net leased equity investments on a selective basis. Additionally, we currently have investments in CRE debt securities primarily consisting of commercial mortgage-backed securities (“CMBS”) (including “B-pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (including the junior tranches collateralized by pools of CRE debt investments). We have continued to reduce our CMBS holdings since the second quarter of 2020, and have one CMBS security available for sale in addition to our “B-pieces” of a CMBS securitization pool at June 30, 2021. Any future investments in CRE debt securities would be selective and opportunistic.
We were organized in the state of Maryland on August 23, 2017 and maintain key offices in New York, New York and Los Angeles, California. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all our activities and hold substantially all our assets and liabilities through our operating subsidiary, BrightSpire Capital Operating Company, LLC (formerly known as Credit RE Operating Company, LLC, the “OP”). At June 30, 2021, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned as noncontrolling interests.
The Internalization
On April 30, 2021, we completed the internalization of the Company’s management and operating functions and terminated our relationship with CLNC Manager, LLC (the “Manager”), a subsidiary of DigitalBridge Group, Inc. (“DigitalBridge”), formerly known as Colony Capital, Inc., in accordance with that termination agreement dated April 4, 2021 between the Company, the OP, the Manager and Colony Capital Investment Advisors, LLC (the “Termination Agreement,” and the transactions contemplated thereunder, the “Internalization”). We have paid the Manager a one-time termination fee of $102.3 million. Therefore, we will no longer pay management or incentive fees to the Manager for any post-closing period and we have assumed general and administrative expenses directly. We anticipate a savings in operating costs as a result of the Internalization. Further, in connection with the Internalization, certain affiliates of ours and the Manager entered into a transition services agreement to facilitate an orderly internalization transition of the management of our operations and, in addition, we will provide affiliates of the Manager with certain limited transition services.
Our executive team remains unchanged, including Michael J. Mazzei, Chief Executive Officer and President; Andrew E. Witt, Chief Operating Officer and Executive Vice President; Frank V. Saracino, Chief Financial Officer and Executive Vice President; David A. Palamé, General Counsel, Secretary and Executive Vice President; George Kok, Chief Credit Officer; and Daniel Katz, Head of Originations. As a result of the Company’s 2021 Annual Meeting of Stockholders, DigitalBridge no longer has affiliated representatives on our board of directors. The Company’s board of directors is comprised of five members, including our four incumbent independent directors, led by Catherine D. Rice, our Independent Chairperson, Vernon Schwartz, John Westerfield and Winston W. Wilson, and Michael J. Mazzei, the Company’s Chief Executive Officer and President. Additionally, certain professionals that have contributed substantially to our investment, underwriting, portfolio and asset management, loan servicing, financial reporting, treasury, legal, tax, credit, risk and compliance responsibilities seamlessly moved forward as direct employees of the Company.
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
On June 24, 2021, BrightSpire Capital, Inc. changed its name from Colony Credit Real Estate, Inc. We also changed our principal place of business and corporate headquarters from Los Angeles to New York City, now located at 590 Madison Avenue, 33rd Floor, New York, NY 10022. We continue to be publicly traded on the New York Stock Exchange. However, concurrent with our name change, we changed our ticker symbol to BRSP.
Our Target Assets
During the second quarter of 2021, we have continued to selectively pursue new investments. These new investments were entirely first mortgage loans eligible for collateralized loan obligation securitizations.
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

We believe that events in the financial markets from time to time, including the current and potential impacts of the COVID-19 pandemic, have created and will continue to create significant dislocation between price and intrinsic value in certain asset classes as well as a supply and demand imbalance of available credit to finance these assets. We believe that our in-depth understanding of CRE and real estate-related investments, in-house underwriting, asset management and resolution capabilities, provides an extensive platform to regularly evaluate our investments and determine primary, secondary or alternative disposition strategies. This includes intermediate servicing and negotiating, restructuring of non-performing investments, foreclosure considerations, management or development of owned real estate, in each case to reposition and achieve optimal value realization for the Company and its stockholders. Depending on the nature of the underlying investment, we may pursue repositioning strategies through judicious capital investment in order to extract maximum value from the investment or recognize unanticipated losses to reinvest resulting liquidity in higher-yielding performing investments.
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
Significant Developments
During the three months ended June 30, 2021 and through August 4, 2021, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•On April 30, 2021, we completed the Internalization, consisting of the internalization of our management and operating functions and terminated our relationship with the Manager, a subsidiary of DigitalBridge, in accordance with the Termination Agreement. We paid the Manager a one-time termination fee of $102.3 million, and we will no longer pay management or incentive fees to the Manager for any post-closing period;
•During the second quarter of 2021, we amended our Bank Credit Facility to permit the Internalization and reduced the minimum tangible net worth covenant, increased our ability to make restricted payments such as dividends and stock buybacks and removed material restrictions on new investments, subject to covenant compliance, increased the maximum amount available for borrowing to 100% of the borrowing base value and reduced the aggregate amount of lender commitments from $450 million to $300 million. See “Liquidity and Capital Resources” below for further discussion;
•During the second quarter of 2021, we amended our six Master Repurchase Facilities to permit the Internalization and reduce the minimum tangible net worth covenants consistent with that in the Bank Credit Facility, along with extending the maturity date on five Master Repurchase Facilities. See “Liquidity and Capital Resources” below for further discussion;
•In July 2021, we executed a securitization transaction through BRSP 2021-FL1, which resulted in the sale of $800 million of investment grade notes. The securitization reflects an advance rate of 83.75% at a weighted cost of funds of LIBOR plus 1.49% (before transaction expenses). See “Liquidity and Capital Resources” below for further discussion;
•Declared and paid a second quarter $0.14 per share dividend on July 15, 2021;
•In July 2021, our board of directors declared a third quarter dividend of $0.16 per share, payable on October 15, 2021 to stockholders of record as of September 30, 2021.
•As of the date of this report, we have approximately $381 million of liquidity, consisting of $221 million cash on hand and $160 million available on our Bank Credit Facility;
Our Portfolio
•During the second quarter of 2021, we funded 14 senior mortgage loans with a total commitment of $402.1 million. The average initial funded amount was $26.6 million and a weighted average spread of 3.34% plus LIBOR. Subsequent to June 30, 2021, we funded 11 senior mortgage loans with a total commitment of $327.4 million. The average initial funded amount was $23.0 million and a weighted average spread of 3.26% plus LIBOR. Substantially all funded loans during these periods were comprised of cash flowing multifamily properties;
•During the second quarter of 2021, we sold our retained investments in the subordinate tranches of one securitization trust for $28.7 million in total proceeds. In connection with the sale, we recognized a realized loss of $19.5 million for the three and six months ended June 30, 2021. Additionally, we also recognized unrealized gains of $19.5 million and $28.2 million for the three and six months ended June 30, 2021, respectively. We deconsolidated the securitization trust with gross assets and liabilities of approximately $830.9 million and $802.2 million, respectively;
•During the second quarter of 2021, we classified one hotel with a carrying value of $27.6 million as held for sale;
•On July 19, 2021, we reached an agreement to sell five co-investment assets to managed vehicles of Fortress Investment Group LLC (“Fortress”), for gross proceeds of $223 million (the “Co-Invest Portfolio Sale”). Upon closing of the transaction, which is subject to customary closing conditions, third-party consents and purchase price adjustments, we anticipate recognizing a total net realized loss of approximately $4.6 million, net of selling costs. See “Our Portfolio” below for further discussion of accounting and transaction economics.

Results of Operations
Our Portfolio
•Generated U.S. GAAP net loss of $19.7 million, or $(0.15) per share and Distributable Earnings (Loss) of $27.1 million, or $(0.20) per share during the three months ended June 30, 2021.
Impact of COVID-19
Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. Accordingly, the COVID-19 pandemic has negatively impacted CRE credit REITs across the industry, as well as other companies that own and operate commercial real estate investments, including our company. As we manage the impact and uncertainties of the COVID-19 pandemic, cash preservation, liquidity and investment and portfolio management remain key priorities.
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

Our Portfolio
As of June 30, 2021, our portfolio consisted of 93 investments representing approximately $3.7 billion in book value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 75 senior mortgage loans, mezzanine loans, preferred equity investments and other loans and had a weighted average cash coupon of 4.3% and a weighted average all-in unlevered yield of 5.1%. Our net leased real estate consisted of approximately 3.2 million total square feet of space and total second quarter 2021 net operating income (“NOI”) of that portfolio was approximately $9.6 million.
As of June 30, 2021, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at BRSP share)(2)	Net book value (Consolidated)(3)	Net book value (at BRSP share)(4)
Our Portfolio
Senior mortgage loans(5)	59	$2,713,538	$2,623,964	$804,947	$715,372
Mezzanine loans(5)	10	361,213	274,577	361,213	274,577
Preferred equity(5)(6)	6	43,925	40,474	43,925	40,474
Subtotal	75	3,118,676	2,939,015	1,210,085	1,030,423
Net leased real estate	9	693,030	500,952	198,650	152,604
Other real estate	3	210,041	196,205	4,903	4,424
CRE debt securities	5	43,555	43,555	43,555	43,555
Private equity interests	1	4,876	4,876	4,876	4,876
Total/Weighted average Our Portfolio	93	$4,070,178	$3,684,603	$1,462,069	$1,235,882
________________________________________
(1)Count for net leased real estate represents number of investments.
(2)Book value at our share represents the proportionate book value based on ownership by asset as of June 30, 2021.
(3)Net book value represents book value less any associated financing as of June 30, 2021.
(4)Net book value at our share represents the proportionate book value based on asset ownership less any associated financing based on ownership as of June 30, 2021.
(5)Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.
(6)Preferred equity balances include $16.5 million of book value at our share attributable to related equity participation interests.
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
As mentioned above, management considers several risk factors when assigning our risk ranking each quarter. For the quarter ended June 30, 2021, management believes the extended impact of the COVID-19 pandemic remains uncertain, and therefore continues to represent a significant risk to our portfolio. However, the origination of 14 new loans during the quarter and improved outlook in others, resulted in a quarter-end average risk rating of 3.5. This is a slight improvement as compared to an average risk ranking of 3.6 for the quarter ended March 31, 2021.
Senior and Mezzanine Loans and Preferred Equity
Our senior and mezzanine loans and preferred equity consists of senior mortgage loans, mezzanine loans and preferred equity interests, some of which have equity participation interests.
The following table provides a summary of our senior and mezzanine loans and preferred equity based on our internal risk rankings as of June 30, 2021 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count(2)	Senior mortgage loans(3)	Mezzanine loans	Preferred equity	Total	% of Our Portfolio
2	1	$41,284	$—	$—	$41,284	1.4%
3	51	1,626,069	68,626	19,588	1,714,283	58.4%
4	15	816,094	77,212	16,200	909,506	30.9%
5	7	168,095	101,161	4,686	273,942	9.3%
	74	$2,651,542	$246,999	$40,474	$2,939,015	100.0%

Weighted average risk ranking						3.5
_________________________________________
(1)Carrying value at our share represents the proportionate book value based on ownership by asset as of June 30, 2021.
(2)Count excludes one equity method participation held in a joint venture with a de minimis carry value (at BRSP share) which was not assigned a risk ranking.
(3)Includes one mezzanine loan totaling $27.6 million where we are also the senior lender.

The following table provides asset level detail for our senior and mezzanine loans and preferred equity as of June 30, 2021 (dollars in thousands):

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Senior loans
Loan 1	Multifamily	6/21/2019	Milpitas, CA	$180,031	$180,293	Floating	3.1%	5.5%	7/9/2024	72%	3
Loan 2(7)	Hotel	1/2/2018	San Jose, CA	160,700	173,485	n/a (7)	n/a (7)	n/a (7)	1/9/2023	62%	5
Loan 3	Office	12/7/2018	Carlsbad, CA	115,915	116,000	Floating	3.7%	6.0%	12/9/2023	73%	3
Loan 4	Industrial	9/19/2019	New York, NY	115,747	116,000	Floating	3.1%	5.8%	9/19/2024	72%	4
Loan 5	Hotel	6/28/2018	Berkeley, CA	114,953	120,000	Floating	3.2%	5.2%	7/9/2025	66%	4
Loan 6	Office	5/31/2019	Stamford, CT	105,624	106,366	Floating	3.5%	5.8%	6/9/2025	71%	4
Loan 7(6)	Multifamily	6/18/2019	Santa Clara, CA	105,170	106,241	Floating	4.4%	6.8%	6/18/2024	70%	4
Loan 8	Multifamily	4/11/2019	Various - U.S.	88,348	92,000	Floating	3.0%	5.8%	4/9/2024	65%	4
Loan 9	Office	8/28/2018	San Jose, CA	72,768	72,809	Floating	2.5%	4.3%	8/28/2025	75%	3
Loan 10	Hotel	6/25/2018	Englewood, CO	72,139	73,938	Floating	3.5%	4.0%	2/9/2025	69%	3
Loan 11	Office	1/19/2021	Phoenix, AZ	71,532	72,460	Floating	3.6%	4.4%	2/9/2026	70%	3
Loan 12	Other (Mixed-use)	10/24/2019	Brooklyn, NY	70,836	74,876	Floating	4.0%	4.8%	11/9/2024	70%	3
Loan 13	Office	4/5/2019	Long Island City, NY	63,306	63,979	Floating	3.3%	5.7%	4/9/2024	58%	4
Loan 14	Multifamily	5/13/2021	Chapel Hill, NC	62,475	62,888	Floating	2.9%	3.8%	6/9/2025	69%	3
Loan 15	Office	5/29/2019	Long Island City, NY	61,299	65,358	Floating	3.5%	5.9%	6/9/2024	59%	4
Loan 16	Office	7/12/2019	Washington, D.C.	55,978	56,081	Floating	2.8%	5.7%	8/9/2024	68%	4
Loan 17	Office	2/13/2019	Baltimore, MD	55,909	56,199	Floating	3.5%	6.2%	2/9/2024	74%	4
Loan 18	Multifamily	12/23/2020	Salt Lake City, UT	50,604	51,100	Floating	3.2%	4.0%	1/9/2026	68%	3
Loan 19	Multifamily	5/26/2021	Las Vegas, NV	43,781	44,330	Floating	3.4%	3.9%	6/9/2026	80%	3
Loan 20	Multifamily	3/1/2021	Richardson, TX	42,662	43,227	Floating	3.4%	3.8%	3/9/2026	75%	3
Loan 21	Multifamily	12/21/2020	Austin, TX	41,284	41,833	Floating	3.7%	5.0%	1/9/2026	54%	2
Loan 22	Multifamily	2/8/2019	Las Vegas, NV	40,484	40,508	Floating	3.2%	5.7%	2/9/2024	71%	3
Loan 23	Multifamily	2/3/2021	Arlington, TX	39,842	40,153	Floating	3.6%	4.9%	2/9/2026	81%	3
Loan 24	Multifamily	3/22/2021	Fort Worth, TX	37,490	37,849	Floating	3.5%	4.1%	4/9/2026	83%	3
Loan 25	Multifamily	3/25/2021	Fort Worth, TX	36,237	36,568	Floating	3.3%	3.9%	4/9/2026	82%	3
Loan 26	Multifamily	12/29/2020	Fullerton, CA	34,425	34,860	Floating	3.8%	4.8%	1/9/2026	70%	3
Loan 27	Office	6/16/2017	Miami, FL	33,813	33,486	Floating	4.9%	5.6%	7/9/2022	68%	3
Loan 28	Multifamily	3/16/2021	Fremont, CA	31,948	32,320	Floating	3.5%	4.3%	4/9/2026	76%	3
Loan 29	Office	6/2/2021	South Pasadena, CA	31,312	31,637	Floating	4.9%	5.6%	6/9/2026	69%	3
Loan 30	Office	3/28/2019	San Jose, CA	30,752	30,758	Floating	3.0%	5.7%	4/9/2024	64%	3
Loan 31	Office	4/30/2021	San Diego, CA	30,247	30,700	Floating	3.6%	4.1%	5/9/2026	55%	3
Loan 32	Multifamily	3/31/2021	Mesa, AZ	29,144	29,506	Floating	3.7%	4.4%	4/9/2026	83%	3
Loan 33	Multifamily	5/5/2021	Dallas. TX	28,201	28,520	Floating	3.4%	4.0%	5/9/2026	68%	3
Loan 34	Multifamily	4/29/2021	Las Vegas, NV	27,883	28,225	Floating	3.1%	3.6%	5/9/2026	76%	3
Loan 35	Multifamily	5/27/2021	Houston, TX	27,692	28,000	Floating	3.0%	3.7%	6/9/2026	67%	3
Loan 36	Multifamily	5/13/2021	Phoenix, AZ	23,444	23,789	Floating	3.1%	3.5%	6/9/2026	76%	3
Loan 37	Multifamily	1/29/2021	Charlotte, NC	23,135	23,500	Floating	3.5%	4.1%	2/9/2026	76%	3
Loan 38	Office	9/16/2019	San Francisco, CA	22,882	22,951	Floating	3.2%	5.7%	10/9/2024	72%	3
Loan 39	Multifamily	3/25/2021	San Jose, CA	22,304	22,650	Floating	3.7%	4.1%	4/9/2026	70%	3
Loan 40	Office	9/26/2019	Salt Lake City, UT	22,183	22,381	Floating	2.7%	5.0%	10/9/2024	72%	4
Loan 41	Office	2/26/2019	Charlotte, NC	21,607	21,671	Floating	3.4%	6.0%	3/9/2024	56%	3
Loan 42	Office	8/27/2019	San Francisco, CA	20,588	20,623	Floating	2.8%	5.4%	9/9/2024	73%	3
Loan 43	Multifamily	2/25/2021	Raleigh, NC	20,546	20,838	Floating	3.3%	4.0%	3/9/2026	76%	3
Loan 44	Multifamily	6/22/2021	Phoenix, AZ	19,733	20,045	Floating	3.2%	3.6%	7/9/2026	75%	3
Loan 45	Hotel	7/30/2020	Bloomington, MN	19,277	19,353	Floating	4.0%	5.0%	11/9/2021	64%	3
Loan 46	Office	10/29/2020	Denver, CO	18,475	18,708	Floating	3.6%	4.7%	11/9/2025	64%	3
Loan 47	Multifamily	3/31/2021	San Antonio, TX	18,395	18,600	Floating	3.1%	3.6%	4/9/2026	77%	3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Loan 48	Multifamily	6/24/2021	Phoenix, AZ	18,301	18,548	Floating	3.4%	4.0%	7/9/2026	74%	3
Loan 49	Multifamily	6/25/2021	Phoenix, AZ	16,184	16,428	Floating	3.2%	3.6%	7/9/2026	75%	3
Loan 50	Multifamily	6/15/2021	Phoenix, AZ	15,215	15,392	Floating	3.3%	3.7%	7/9/2026	74%	3
Loan 51	Multifamily	11/24/2020	Tucson, AZ	14,636	14,769	Floating	3.6%	4.7%	12/9/2025	75%	3
Loan 52	Multifamily	2/8/2019	Las Vegas, NV	14,024	14,031	Floating	3.2%	5.7%	2/9/2024	71%	3
Loan 53	Multifamily	3/31/2021	Albuquerque, NM	13,728	13,928	Floating	3.4%	3.9%	4/9/2026	76%	3
Loan 54	Multifamily	3/5/2021	Tucson, AZ	13,627	13,764	Floating	3.7%	4.3%	3/9/2026	72%	3
Loan 55	Multifamily	5/27/2021	Phoenix, AZ	13,604	13,800	Floating	3.1%	3.5%	6/9/2026	72%	3
Loan 56	Multifamily	2/11/2021	Provo, UT	12,143	12,287	Floating	3.8%	4.6%	3/9/2026	71%	3
Loan 57	Multifamily	2/25/2021	Louisville, KY	11,488	11,678	Floating	3.9%	4.4%	3/9/2026	74%	3
Loan 58	Multifamily	4/9/2021	Phoenix, AZ	10,518	10,650	Floating	3.6%	4.1%	4/9/2026	75%	3
Loan 59(6)(7)	Other (Mixed-use)	10/17/2018	Dublin, Ireland	7,396	38,736	n/a (7)	n/a (7)	n/a (7)	12/31/2023	94%	5
Total/Weighted average senior loans				$2,623,964	$2,701,673			4.7%	1/26/2025	69%	3.4

Mezzanine loans
Loan 60(6)(7)	Other (Mixed-use)	9/1/2020	Los Angeles, CA	$97,881	$162,243	n/a (7)	n/a (7)	n/a (7)	7/9/2023	62% – 88%	5
Loan 61(6)	Multifamily	12/26/2018	Santa Clarita, CA	60,437	62,750	Fixed	7.0%	13.8%	12/26/2024	56% – 84%	3
Loan 62(6)	Multifamily	12/3/2019	Milpitas, CA	35,899	36,394	Fixed	8.0%	13.3%	12/3/2024	49% – 71%	4
Loan 63(6)	Multifamily	7/11/2019	Placentia, CA	30,130	31,097	Fixed	8.0%	13.3%	7/11/2024	51% – 84%	4
Loan 64	Hotel	9/23/2019	Berkeley, CA	27,578	29,290	Fixed	9.0%	11.5%	7/9/2025	66% – 81%	4
Loan 65	Hotel	1/9/2017	New York, NY	11,182	12,000	Floating	11.0%	11.5%	9/9/2022	63% – 76%	4
Loan 66	Multifamily	7/30/2014	Various - TX	4,348	4,503	Fixed	9.5%	9.5%	8/11/2024	45% – 68%	3
Loan 67(6)	Office	7/20/2018	Dublin, Ireland	3,841	9,941	Fixed	n/a	12.5%	12/20/2021	71% – 83%	3
Loan 68(6)(7)	Other (Mixed-use)	6/29/2015	Rolling Hills Estates, CA	3,126	9,058	n/a (7)	n/a (7)	n/a (7)	6/29/2022	n/a	5
Loan 69(6)(7)	Other (Mixed-use)	3/19/2013	San Rafael, CA	155	814	n/a (7)	n/a (7)	n/a (7)	3/31/2022	32% – 86%	5
Total/Weighted average mezzanine loans				$274,577	$358,090			8.2%	4/16/2024	57% - 81%	4.1

Preferred equity & other loans
Loan 70	Office	8/22/2018	Las Vegas, NV	$19,254	$19,348	Fixed	8.0%	15.3%	9/9/2023	n/a	3
Loan 71(8)	Industrial	9/1/2016	Various - U.S.	16,200	—	n/a	n/a	n/a	9/2/2027	n/a	4
Loan 72(7)	Hotel	8/17/2020	San Jose, CA	4,686	4,686	n/a (7)	n/a (7)	n/a (7)	4/9/2022	n/a	5
Loan 73(6)	Office	7/20/2018	Dublin, Ireland	334	—	n/a	n/a	n/a	12/20/2021	n/a	3
Loan 74(8)	Hotel	10/24/2014	Austin, TX	—	—	n/a	n/a	n/a	n/a	n/a	n/a
Loan 75(6)(7)	Other (Mixed-use)	6/29/2015	Rolling Hills Estates, CA	—	—	n/a (7)	n/a (7)	n/a (7)	n/a	n/a	5
Total/Weighted average preferred equity & other loans(9)				$40,474	$24,034			7.3%	2/6/2025	n/a	3.6

Total/Weighted average senior and mezzanine loans and preferred equity - Our Portfolio				$2,939,015	$3,083,797			5.1%	12/31/2024	n/a	3.5
_________________________________________
(1)Represents carrying values at our share as of June 30, 2021.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include USD 1-month London Interbank Offered Rate (“LIBOR”) which was 0.10% as of June 30, 2021.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of June 30, 2021 for weighted average calculations.
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
(5)On a quarterly basis, the Company’s senior and mezzanine loans and preferred equity are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of June 30, 2021.

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
(7)Loans 2, 59, 60, 68, 69, 72 and 75 are on nonaccrual status as of June 30, 2021; as such, no income is being recognized.
(8)Represents equity participation interests related to senior loans, mezzanine loans and/or preferred equity investments.
(9)Weighted average calculation for preferred equity excludes equity participation interests.
The following table details the types of properties securing our senior and mezzanine loans and preferred equity and geographic distribution as of June 30, 2021 (dollars in thousands):

	Book value (at BRSP share)
Collateral property type	Count	Senior mortgage loans	Mezzanine loans and preferred equity	Total	% of Total
Multifamily	39	$1,228,727	$130,814	$1,359,541	46.2%
Office	20	834,188	23,480	857,668	29.2%
Hotel	8	367,070	43,447	410,517	14.0%
Other(1)	6	78,232	101,110	179,342	6.1%
Industrial / Self Storage	2	115,747	16,200	131,947	4.5%
Total	75	$2,623,964	$315,051	$2,939,015	100.0%

	Book value (at BRSP share)
Region	Count	Senior mortgage loans	Mezzanine loans and preferred equity	Total	% of Total
US West	30	$1,190,779	$279,146	$1,469,925	50.1%
US Southwest	26	704,747	4,348	709,095	24.1%
US Northeast	8	528,700	11,182	539,882	18.3%
US Southeast	6	173,065	—	173,065	5.9%
US Midwest	2	19,277	16,200	35,477	1.2%
Europe	3	7,396	4,175	11,571	0.4%
Total	75	$2,623,964	$315,051	$2,939,015	100.0%
_________________________________________
(1)Other includes commercial and residential development and predevelopment assets.
Due to the continued impact of COVID-19, we expect some borrowers may continue to experience difficulties making their loan payments over the next several quarters. We are particularly concerned with and focused on loans collateralized by hotels as well as mezzanine loans and preferred equity investments that are subordinate to senior loans provided by other lenders such as our Los Angeles, California Mixed-use Development mezzanine loan and preferred equity investment discussed below. Failure of our borrowers to meet their loan obligations will not only impact our financial results but may also trigger repayments under our master repurchase facilities. Our asset management team speaks with borrowers on a reasonably current basis, and seeks to identify issues and address potential value preserving solutions, which may include a loan modification.
We have seven loans on nonaccrual status as of June 30, 2021, of which we received cash interest payments from these loans of $2.8 million and applied the cash interest collected as a reduction to the loan’s carrying value. Refer to loan 2, loan 59, loan 60, loan 68, loan 69, loan 72 and loan 75 in the asset level detail table above for further details. Four of the seven non-accrual loans are in process of being sold as part of the Co-Invest Portfolio Sale, as discussed below. The remaining three loans associated with two investments are our Los Angeles, California Mixed-use Project and the San Jose, California Hotel Senior Loan and Preferred Equity, both of which are discussed in further detail below.
At June 30, 2021 our current expected credit loss reserve (“CECL”) calculated by our probability of default (“PD”)/loss given default (“LGD”) model for our outstanding loans and future loan funding commitments is $42.9 million, which is 1.4% of the aggregate commitment amount of our loan portfolio. This represents an increase of $1.2 million from $41.7 million at March 31, 2021, which is primarily driven by new loan originations during the second quarter of 2021.

Asset Specific Summaries: Senior and Mezzanine Loans and Preferred Equity
The Co-Invest Portfolio Sale

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q2 Risk ranking
Loan 59	Senior	Other (Mixed-use)	10/17/2018	$7,396	$38,736	n/a	n/a	n/a	12/31/2023	94%	5
Loan 67/ 73	Mezzanine/Pref. Equity	Office	7/20/2018	4,175	9,941	Fixed/ n/a	n/a	12.5% / n/a	12/20/2021	71% – 83%	3
Loan 68/75	Mezzanine/Pref. Equity	Other (Mixed-use)	6/29/2015	3,126	9,058	n/a	n/a	n/a	6/29/2022	n/a	5
Loan 69	Mezzanine	Other (Mixed-use)	3/19/2013	155	814	n/a	n/a	n/a	3/31/2022	32% – 86%	5
Loan 74	Preferred Equity	Hotel	10/24/2014	—	—	n/a	n/a	n/a	n/a	n/a	n/a
On July 19, 2021, we reached an agreement to sell the five co-investment assets in the table above to managed by vehicles of Fortress Investment Group LLC (“Fortress”), for gross proceeds of $223 million (the “Co-Invest Portfolio Sale”). Upon closing of the transaction, which is subject to customary closing conditions, third-party consents and purchase price adjustments, we anticipate recognizing a total net realized loss of approximately $4.6 million, net of selling costs.
The Co-Invest Portfolio Sale will resolve five of six legacy co-investment assets owned alongside investment vehicles managed by DigitalBridge. The last remaining co-investment asset (which is not part of this sale) is our Los Angeles, California Mixed-Use Project (see narrative below). On June 7, 2021, DigitalBridge also announced a portfolio sale with Fortress that included its joint venture interests in the same five investments. The Co-Invest Portfolio Sale is conditioned on, and will close concurrent with, the transaction between DigitalBridge and Fortress. We anticipate closing of the Co-Invest Portfolio Sale in the fourth quarter of 2021, subject to customary closing conditions and third party consents, however we can offer no assurances that the transaction will close as expected or at all.
Per generally accepted accounting principles, we are required to value these assets at the lower of cost or fair market value. As of June 30, 2021, to reflect the cash we expect to receive from the sale, we recorded other-than-temporary impairment loss adjustments on Loan 59: $32.8 million, Loans 68 & 75: $1.4 million and Loan 69: $1.3 million, totaling a loss of $35.5 million, of which $32.0 million was allocated to our Company and $3.5 million was allocated to our partner in the “5-Investment Preferred Financing.” Refer to “Liquidity and Capital Resources” section for further discussion. Additionally, we expect to record an offsetting gain on Loans 66, 73 & 74 totaling approximately $27.4 million upon the closing of the transaction, resulting in a total net realized loss of approximately $4.6 million, net of selling costs. However, we can offer no assurances regarding the amount of any loss or gain the Company will actually realize in connection with the sale.
The Co-Invest Portfolio Sale includes four of the investments included in our “5-Investment Preferred Financing”, a COVID-19 related financing secured in June 2020 for balance sheet protective purposes. We anticipate using the proceeds from the Co-Invest Portfolio Sale to pay-off the “5-Investment Preferred Financing.”
Los Angeles, California Mixed-Use Project—Third Party $275 Million Construction Mezzanine Loan Upsize and Retained B-Participation Investment

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q2 Risk ranking
Loan 60	Mezzanine	Other (Mixed-use)	9/1/2020	$97,881	$162,243	n/a	n/a	n/a	7/9/2023	62% – 88%	5
July 9, 2021 Maturity Default and Risk of Foreclosure (see Historical Details below)
On July 9, 2021, the borrower failed to pay the principal balance of the Upsized Mezzanine Loan and senior mortgage loan or meet other tests for extension of such maturity date. The Senior Mezzanine Lender and senior mortgage lender each delivered reservation of rights letters to the senior mezzanine borrower and borrower, respectively. The lender parties and borrower have engaged in discussions regarding the current status of the sale of the hotel and the completion of the tower condominiums and anticipated tower condominium sales projections. Since the new capital investment of $275 million was made on September 1, 2020, there have been further occurrences of additional hard and soft costs not supported by current commitments or reserves at the Mixed-use Project. Further delays are anticipated until completion of the tower condominiums and the sale of the hotel has also not yet been completed.
It is possible that due to the maturity default on July 9, 2021, the exercise of default remedies and/or foreclosure by the Senior Mezzanine Lender or mortgage lender along with the additional capital requirements and further delays in the sale of the hotel or condo units could result in further impairment or foreclosure of our interests in the B-participation investment, which has a carrying value of $97.9 million at June 30, 2021.
Historical Details
In July 2017, we originated a $189.0 million commitment to an approximately $574 million mezzanine loan and preferred equity investment in a development project in Los Angeles County, which includes a hospitality and retail renovation and a new condominium tower construction (the “Mixed-use Project”). Our investment interests are held through a joint venture (the “CLNY Mezzanine Lender”) with affiliates of DigitalBridge.
In April 2020, the senior mortgage lender notified the borrower developer that the Mixed-use Project loan funding was out of balance, due to cost overruns from certain hard and soft costs and senior loan interest reserve shortfalls projected through completion. To address the out of balance circumstance during the second quarter of 2020, the CLNY Mezzanine Lender made two protective advances to the senior mortgage lender totaling $69.1 million, of which our share was $28.5 million. The CLNY Mezzanine Lender placed this investment on nonaccrual status.
In June 2020, the senior mortgage lender funded a third protective advance of $15.5 million. Additionally, the loans held by the senior mortgage lender and CLNY Mezzanine Lender, respectively, matured on July 9, 2020.
On September 1, 2020, in cooperation with the borrower and the EB-5 lender, the CLNY Mezzanine Lender and senior mortgage lender secured $275 million of additional mezzanine financing from a third-party mezzanine lender (the “Senior Mezzanine Lender”). To consummate the new mezzanine financing, the CLNY Mezzanine Lender simplified its investment interest by converting its existing preferred equity principal and accrued interest into the existing mezzanine loan, transferred the mezzanine loan to the Senior Mezzanine Lender, who subsequently increased the mezzanine loan amount by $275 million to an approximately $821 million total mezzanine loan (the “Upsized Mezzanine Loan”). The Senior Mezzanine Lender holds a $275 million A-participation and the CLNY Mezzanine Lender (including our interest) continues to hold an approximately $546 million B-participation interest in the Upsized Mezzanine Loan at the Mixed-use Project. The Senior Mezzanine Lender is the sole administrative agent and Upsized Mezzanine Loan owner. The Upsized Mezzanine Loan closing and revised budget addressed certain amendments to maturity dates to complete and sell the hotel by July 2021 and modifications to certain borrower extension tests to facilitate completion of the Mixed-use Project. The CLNY Mezzanine Lender’s B-participation investment continues to carry an interest rate of 12.90% per annum, consistent with our interest rate prior to this mezzanine refinancing event. The B-participation investment is a subordinate interest to the A-participation interest in respect to payments of principal and interest. The new $275 million financing commitment covered current capital requirements at the Mixed-use Project and included both $65 million of interest reserves to cover A-participation interest payments and $100 million reserved for future funding obligations, in furtherance of a revised construction budget at such time. The CLNY Mezzanine Lender is no longer subject to future funding commitments in accordance with the revised budget. As previously reported, the CLNY Mezzanine Lender had a remaining unfunded commitment of $39.3 million, of which our share was $14.5 million.
During the three months ended June 30, 2020, we placed the mezzanine loans and preferred equity investment on nonaccrual status and recorded our proportionate share of a fair value loss adjustment totaling $89.3 million. We continue to maintain the nonaccrual status and such fair value loss adjustment on our proportionate share of the CLNY Mezzanine Lender’s B-participation investment.
The hotel portion of the development has been completed and the temporary certificate of occupancy was granted in October 2020. The borrower initiated a sales process for the hotel component of the mixed-use project, targeting a closing in the second half of 2021 (the proceeds of which would be used to pay down the senior mortgage loan). In addition, certain hotel and tower condominium sales have closed since December 2020, with $24 million in aggregate proceeds used to pay down the senior mortgage construction loan.
San Jose, California Hotel Senior Loan and Preferred Equity

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q2 Risk ranking
Loan 2	Senior	Hotel	1/2/2018	$160,700	$173,485	n/a	n/a	n/a	1/9/2023	62%	5
Loan 72	Preferred Equity	Hotel	8/17/2020	4,686	4,686	n/a	n/a	n/a	4/9/2022	n/a	5
We originated a $173.5 million senior loan for the sponsor’s purchase of the San Jose Hotel. The loan included an initial funding of $166.6 million with an additional $6.9 million of future advances. At closing, the borrower contributed approximately $90.0 million of equity toward the acquisition.

The onset of the COVID-19 pandemic in the spring of 2020 created challenges across the hospitality industry. The global reduction in business travel directly impacted operations at the San Jose Hotel, which is located in the heart of downtown San Jose. Low occupancy led to weaker financial performance. In order to continue operations in 2020 the principal of the borrower funded approximately $18.6 million to the borrower. In the fourth quarter of 2020, the borrower requested to terminate the existing hotel management agreement and pay the manager liquidated damages in accordance with the management agreement; however, the manager refused to terminate the agreement. Faced with the manager’s refusal to neither terminate the management agreement nor contribute capital as requested by borrower, the borrower closed the hotel and filed for Chapter 11 bankruptcy in March 2021. We entered into a restructuring support agreement with the borrower with respect to the bankruptcy process, in our capacity as the sole secured creditor. The bankruptcy court has authorized the borrower to reject the existing hotel management agreement, and to solicit proposals for (a) subordinate financing to support the asset, and (b) a new contract with a new hotel manager to re-brand the hotel. The borrower is actively negotiating with the former manager to resolve any damages due to the former manager.
The bankruptcy proceeding and rulings, the continued impact of COVID-19 on business travel, and other risks associated with a new hotel manager may negatively impact the value of our investment interest. During the three months ended March 31, 2021, we placed the senior loan and preferred equity investment on nonaccrual status, and continued to maintain the nonaccrual status for the three months ended June 30, 2021. We currently hold the senior loan as an unencumbered asset as the borrower proceeds towards exiting bankruptcy.
Berkeley, California Hotel Senior Loan and Mezzanine Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q2 Risk ranking
Loan 5	Senior	Hotel	6/28/2018	$114,953	$120,000	Floating	3.2%	5.2%	7/9/2025	66%	4
Loan 64	Mezzanine	Hotel	9/23/2019	27,578	29,290	Fixed	9.0%	11.5%	7/9/2025	66% -81%	4
We originated a $109.8 million senior loan in 2018 to replace the sponsor’s existing financing on a hotel located in Berkeley, California (the “Berkeley Hotel”). The hotel includes meeting space, full-service restaurants and tennis club facilities. The loan included an initial funding of $98.8 million with an additional $11.0 million of future advances. The sponsor purchased the Berkeley Hotel in 2014 for a purchase price of $89.5 million and has spent a significant amount on capital improvements. In September 2019, we upsized the senior loan to $120.0 million and provided a $29.3 million mezzanine loan to facilitate the sponsor’s acquisition of a third party’s equity interest in the property. Due to the COVID-19 pandemic the Berkeley Hotel was closed from April through July of 2020, during which time the loan stayed current through the combination of federal loans (Paycheck Protection Program), borrower reserves, and lender advances from the mezzanine loan.
Subsequently, the hotel partially re-opened and began generating cash flow from operations, but cash flows are currently insufficient to fully cover the debt service payment. The borrower has supported any debt service shortfalls out-of-pocket. Throughout 2021, operating performance has improved at the Berkeley Hotel. COVID-19 cases in California continue to impact occupancy, which may influence future borrower actions and support at the Berkeley Hotel and have a negative impact on performance of the asset and the value of our investment interest.
Long Island City, New York Office Senior Loans

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q2 Risk ranking
Loan 13	Senior	Office	4/5/2019	$63,306	$63,979	Floating	3.3%	5.7%	4/9/2024	58%	4
Loan 15	Senior	Office	5/29/2019	61,299	65,358	Floating	3.5%	5.9%	6/9/2024	59%	4
We originated two senior mortgage loans on two transitional office properties to the same sponsorship group. However, the borrowing entities are unrelated and the loans are neither cross-collateralized nor cross defaulted.
The New York City metro office markets have experienced substantial increases in vacancy rates due to the COVID-19 pandemic. The Long Island City market has experienced further increases in vacancy as newly developed or renovated properties have become available for leasing. Additionally, the availability of significant sub-lease space in Long Island City has created additional supply at below market rents. There is increasing confidence among market participants that office demand will increase after Labor Day, as many tenants solidify their return-to-work plans. However, that timeline may not be rapid enough to remedy the negative impact on sponsor’s business plans and leasing activity for these two properties. As such, the underlying individual property cash flows are insufficient to cover their respective debt service payments. In March 2021, we agreed to shift future funding advances from the tenant improvements and leasing costs account to be used for interest carry and operations shortfalls for a period of six months on Loan 13 and twelve months on Loan 15. The six-month shortfall future funding advance period expires in August 2021 for Loan 15 and borrower’s willingness to support the cash flow shortfall is unknown. As such, Loan 15 was listed for sale in July 2021 with a national brokerage firm, with the expectation of a transaction closing during the third quarter of 2021. It is possible that these uncertain market conditions and borrower actions may result in a future valuation impairment or investment loss.
Student Housing Loan, Various - US

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q1 Risk ranking
Loan 8	Senior	Multifamily	4/11/2019	$88,348	$92,000	Floating	3.0%	5.8%	4/9/2024	65%	4
We originated a $92.0 million senior loan to refinance a portfolio of three cross-collateralized student housing properties. The prolonged effect of the COVID-19 pandemic has put stress on the student housing market and forced one of the three schools serviced by the portfolio to hold classes 100% remotely during the 2020-2021 academic year, drastically decreasing revenue.
We have agreed to forbear the tax and replacement reserve requirements from April 2021 to September 2021, while the borrower pursues a sale of all three properties. The borrower has provided accelerated remedies in the event of default after the forbearance period. Broker opinions of values for the three assets in aggregate indicate expected proceeds exceed the debt amount. The borrower has listed the underlying properties for sale, the proceeds of which would pay down our loan. However, it is possible that uncertain market conditions and borrower actions may result in a future valuation impairment or investment loss.
Payment-In-Kind (“PIK”) Interest Income
We have debt investments in our portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. During the three and six months ended June 30, 2021, we recorded total PIK interest of $3.7 million and $7.1 million, respectively. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the borrower to be able to pay all principal and interest due.
CRE Debt Securities
The following table presents an overview of our CRE debt securities as of June 30, 2021 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category(2)	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
Non-investment grade rated (BB)	1	$4,045	—%	—%	4.8	BB | B
“B-pieces” of CMBS securitization pools	4	39,510	2.8%	11.8%	5.9	—
Total/Weighted Average	5	$43,555	2.5%	10.7%	5.8	—
_________________________________________
(1)Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.
(2)As of June 30, 2021, all CRE debt securities consisted of CMBS.
During the second quarter of 2021, we sold our retained investments in the subordinate tranches of one securitization trust for $28.7 million in total proceeds. In connection with the sale, we recognized a realized loss of $19.5 million for the three and six months ended June 30, 2021. Additionally, we also recognized unrealized gains of $19.5 million and $28.2 million for the three and six months ended June 30, 2021, respectively. We deconsolidated the securitization trust with gross assets and liabilities of $830.9 million and $802.2 million, respectively.
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

As of June 30, 2021, $697.2 million or 18.9% of our assets were invested in net leased and other real estate properties and these properties were 97.1% occupied. The following table presents our net leased and other real estate investments as of June 30, 2021 (dollars in thousands):

	Count	Carrying Value(1)	NOI for the three months ended June 30, 2021(2)
Net leased real estate	9	$500,952	$9,637
Other real estate	3	196,205	4,228
Total/Weighted average net leased and other real estate	12	$697,157	$13,865
________________________________________
(1)Represents carrying values at our share as of June 30, 2021; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(2)Please refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.
The following table provides asset-level detail of our net leased and other real estate as of June 30, 2021:

	Collateral type	City, State	Number of Properties	Number of Buildings	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)
Net leased real estate
Net lease 1	Office	Stavenger, Norway	1	26	1,290,926 RSF	100%	9.5
Net lease 2	Industrial	Various - U.S.	2	2	781,803 RSF	100%	17.1
Net lease 3	Office	Aurora, CO	1	1	183,529 RSF	100%	1.4
Net lease 4	Office	Indianapolis, IN	1	1	338,000 RSF	100%	9.5
Net lease 5	Retail	Various - U.S.	7	7	319,600 RSF	100%	2.6
Net lease 6	Office	Rockaway, NJ	1	1	121,038 RSF	100%	1.6
Net lease 7	Retail	Keene, NH	1	1	45,471 RSF	100%	7.6
Net lease 8	Retail	Fort Wayne, IN	1	1	50,000 RSF	100%	3.2
Net lease 9	Retail	South Portland, ME	1	1	52,900 RSF	100%	2.2
Total/Weighted average net leased real estate			16	41	3,183,294 RSF	100%	9.4

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	7	847,604 RSF	93%	3.5
Other real estate 2	Office	Warrendale, PA	5	5	496,414 RSF	82%	4.4
Other real estate 3	Hotel	Coraopolis, PA	1	1	318 Keys	n/a	—
Total/Weighted average other real estate			13	13	n/a	88%	3.8

Total/Weighted average net leased and other real estate			29	54
_________________________________________
(1)Rentable square feet based on carry value at our share as of June 30, 2021.
(2)Represents the percent leased as of June 30, 2021. Weighted average calculation based on carrying value at our share as of June 30, 2021.
(3)Based on in-place leases (defined as occupied and paying leases) as of June 30, 2021 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of June 30, 2021.
Stavenger, Norway Office Net Lease

	Collateral type	City, State	Number of Properties	Number of Buildings	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 1	Office	Stavenger, Norway	1	26	1,290,926 RSF	100%	9.5
In July 2018, we acquired a class A office campus in Stavenger, Norway (the “Norway Net Lease”) for $320 million. The office campus consists of 26 buildings, which includes rentable square footage of 1.3 million feet. This property is 100% occupied by a single tenant that is rated investment grade AA-/Aa2 from S&P and Moody’s, respectively. The property serves as their global headquarters. The Norway Net Lease requires the tenant to pay for all real estate related expenses, including operational expenditures, capital expenditures and municipality taxes. The Net Lease has a weighted average remaining lease term of 9.7 years and the tenant has the option to extend for two 5-year periods at the same terms with rent adjusted to market rent. The Net Lease also has annual rent increases based on the Norwegian CPI Index. Our tenant has injected a significant amount of capital into improvements of the property over the past 10 years. Financing on the Norway Net Lease consists of a mortgage payable of

$170.1 million with a fixed rate of 3.91%, which matures in June 2025. The tenant has made all rent payments and is current on all its financial obligations under the lease. Both the lease payments and mortgage debt service are NOK denominated currency. During the second quarter of 2021, we entered into a series of USD-NOK forward swaps for the total notional amount of 274 million NOK in order to minimize our foreign currency cash flow risk. These quarterly forward swaps are over the next three years through May 2024, where we have agreed to sell NOK and buy USD at a locked in forward curve rate.
Results of Operations
The following table summarizes our results of operations for the three months ended June 30, 2021 and March 31, 2021 (dollars in thousands):

	Three Months Ended June 30,	Three Months Ended March 31,		Increase (Decrease)
	2021	2021	Amount	%
Net interest income
Interest income	$37,921	$34,374	$3,547	10.3%
Interest expense	(12,993)	(12,495)	(498)	4.0%
Interest income on mortgage loans held in securitization trusts	11,390	19,689	(8,299)	(42.2)%
Interest expense on mortgage obligations issued by securitization trusts	(10,111)	(17,336)	7,225	(41.7)%
Net interest income	26,207	24,232	1,975	8.2%

Property and other income
Property operating income	24,799	25,722	(923)	(3.6)%
Other income	1,110	45	1,065	n.m.
Total property and other income	25,909	25,767	142	0.6%

Expenses
Management fee expense	2,338	7,258	(4,920)	(67.8)%
Property operating expense	6,758	8,111	(1,353)	(16.7)%
Transaction, investment and servicing expense	644	2,288	(1,644)	(71.9)%
Interest expense on real estate	7,777	8,633	(856)	(9.9)%
Depreciation and amortization	9,994	9,539	455	4.8%
Provision for loan losses	1,200	3,225	(2,025)	(62.8)%
Administrative expense	14,053	12,595	1,458	11.6%
Restructuring charges	150	109,171	(109,021)	—%
Total expenses	42,914	160,820	(8,885)	(73.3)%

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	19,516	8,638	10,878	125.9%
Realized loss on mortgage loans and obligations held in securitization trusts, net	(19,516)	—	(19,516)	n.m.
Other gain, net	836	8,367	(7,531)	(90.0)%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	10,038	(93,816)	(5,167)	n.m.
Equity in earnings (loss) of unconsolidated ventures	(33,788)	(2,478)	(31,310)	n.m.
Income tax benefit	134	1,801	(1,667)	(92.6)%
Net loss	$(23,616)	$(94,493)	$70,877	(75.0)%

Comparison for Three Months Ended June 30, 2021 and Three Months Ended March 31, 2021
Net Interest Income
Interest income
Interest income increased by $3.5 million to $37.9 million for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021. The increase was primarily due to $4.6 million related to loan originations partially offset by $0.7 million related to loan payoffs and $1.0 million from one loan placed on non-accrual status during the first quarter of 2021.
Interest expense
Interest expense increased by $0.5 million to $13.0 million for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021. The increase is primarily due to financing of $1.1 million related to new loan originations partially offset by $0.3 million related to loan paydowns and $0.4 million related to deferred financing costs.
Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $1.1 million for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021. This was due to the sale of the retained interest of a securitization trust during the second quarter of 2021.
Property and other income
Property operating income
Property operating income decreased by $0.9 million to $24.8 million for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021. The decrease was primarily due to the sale of an industrial portfolio during the first quarter of 2021.
Other income
Other income increased by $1.1 million for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021, primarily due to a one-time reimbursement received on a previously resolved transaction.
Expenses
Management fee expense
Management fee expense decreased by $4.9 million for the three months ended June 30, 2021 as compared to the three months ended March 31, 2021 due to the termination of our Management Agreement with our previous Manager in April 2021.
Property operating expense
Property operating expense decreased by $1.4 million to $6.8 million for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021. The decrease was primarily due to the sale of an industrial portfolio during the first quarter of 2021 and lower seasonal expenses at an office property.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $1.6 million to $0.6 million for the three months ended June 30, 2021 as compared to the three months ended March 31, 2021. This was primarily due to franchise taxes incurred relating to the sale of an industrial portfolio during the first quarter of 2021.
Interest expense on real estate
Interest expense on real estate decreased by $0.9 million to $7.8 million for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021, primarily due to a $0.8 million decrease due to the sale of an industrial portfolio during the first quarter of 2021.
Depreciation and amortization
Depreciation and amortization expense increased by $0.5 million to $10.0 million for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021. This was primarily due to fixed asset additions during the three months ended June 30, 2021.

Provision for loan losses
Provision for loan losses was $1.2 million and $3.2 million for the three months ended June 30, 2021 and March 31, 2021, respectively. The increase in reserves over both periods was primarily driven by new loan originations.
Administrative expense
Administrative expense increased by $1.5 million to $14.1 million for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021. This was due to higher stock compensation expense of $1.2 million and higher cash compensation expense of $0.8 million. The higher cash compensation is a result of our internalization of management operations as of May 1, 2021.
Restructuring charges
During the three months ended June 30, 2021, we recorded $0.2 million in additional professional fees related to the Internalization. During the three months ended March 31, 2021, we recorded $109.2 million in restructuring costs related to the termination of our Management Agreement with our previous Manager. This consisted of a one-time cash payment of $102.3 million to our previous Manager paid on April 30, 2021 and $7.0 million in additional restructuring costs consisting primarily of fees paid for legal and investment banking advisory services.
Other income (loss)
Unrealized gain loss on mortgage loans and obligations held in securitization trusts, net
During the three months ended June 30, 2021, we recorded a $19.5 million unrealized gain on mortgage loans and obligations held in securitization trusts, net related to the sale of the retained investments in the subordinate tranches of one securitization trust. Upon the sale in the second quarter of 2021, the accumulated unrealized losses relating to the retained investments were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the three months ended June 30, 2021, we recorded a $19.5 million realized loss on mortgage loans and obligations held in securitization trusts, net. This was due to the realized loss upon sale of the retained investments in the subordinate tranches of one securitization trust in the second quarter of 2021.
Other gain, net
Other gain, net decreased by $7.5 million for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021. The other gain, net of $8.4 million during the three months ended March 31, 2021 was primarily the result of a realized gain of $11.8 million recorded on the sale of one industrial portfolio partially offset by a realized loss of $1.0 million recorded on one CMBS CRE security, in which the fair value dropped below the amortized cost basis.
Equity in earnings (loss) of unconsolidated ventures
Equity in earnings of unconsolidated ventures decreased by $31.3 million to a loss of $33.8 million for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021. This was primarily due to recording our proportionate share of a $35.5 million fair value loss adjustment to reflect expected proceeds from the Co-Investment portfolio sale. See “The Co-Invest Portfolio Sale” in “Our Portfolio” for further details.
Income tax benefit
Income tax benefit decreased by $1.7 million to a benefit of $0.1 million for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021, driven by a one-time benefit from a tax capital loss carryback on private equity investments realized during the three months ended March 31, 2021.

The following table summarizes our portfolio results of operations for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	%
Net interest income
Interest income	$72,295	$85,612	$(13,317)	(15.6)%
Interest expense	(25,488)	(37,489)	12,001	(32.0)%
Interest income on mortgage loans held in securitization trusts	31,079	41,094	(10,015)	(24.4)%
Interest expense on mortgage obligations issued by securitization trusts	(27,447)	(36,423)	8,976	(24.6)%
Net interest income	50,439	52,794	(2,355)	(4.5)%

Property and other income
Property operating income	50,521	96,235	(45,714)	(47.5)%
Other income	1,155	1,049	106	10.1%
Total property and other income	51,676	97,284	(45,608)	(46.9)%

Expenses
Management fee expense	9,596	15,152	(5,556)	(36.7)%
Property operating expense	14,869	38,842	(23,973)	(61.7)%
Transaction, investment and servicing expense	2,932	6,041	(3,109)	(51.5)%
Interest expense on real estate	16,410	24,896	(8,486)	(34.1)%
Depreciation and amortization	19,533	31,996	(12,463)	(39.0)%
Provision for loan losses	4,425	69,881	(65,456)	(93.7)%
Impairment of operating real estate	—	30,061	(30,061)	n.m.
Administrative expense	26,648	13,789	12,859	93.3%
Restructuring charges	109,321	—	109,321	n.m.
Total expenses	203,734	230,658	(26,924)	(11.7)%

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	28,154	(28,427)	56,581	n.m.
Realized loss on mortgage loans and obligations held in securitization trusts, net	(19,516)	—	(19,516)	n.m.
Other gain (loss), net	9,203	(139,795)	148,998	n.m.
Loss before equity in earnings of unconsolidated ventures and income taxes	(83,778)	(248,802)	165,024	(66.3)%
Equity in earnings (loss) of unconsolidated ventures	(36,266)	(68,110)	31,844	n.m.
Income tax benefit (expense)	1,935	(3,813)	5,748	n.m.
Net loss	$(118,109)	$(320,725)	$202,616	(63.2)%

Comparison of Six Months Ended June 30, 2021 and Six Months Ended June 30, 2020
Net Interest Income
Interest income
Interest income decreased by $13.3 million to $72.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was primarily due to $22.4 million related to the repayment and sale of loans and CMBS throughout 2020 and 2021 and $3.8 million related to one loan placed on non-accrual status during the first quarter of 2021. This activity was offset by a $12.8 million increase due to loan originations and increased fundings on loans during late 2020 and through 2021.
Interest expense
Interest expense decreased by $12.0 million to $25.5 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was primarily due to $5.2 million related to paydowns of financing on our Bank Credit Facility and Master Repurchase Facilities as well as $5.1 million due to fully paying down our CMBS Credit Facilities.

Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $1.0 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This was due to the sale of the retained interest of a securitization trust during the second quarter of 2021.
Property and other income
Property operating income
Property operating income decreased by $45.7 million to $50.5 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and the sale of an industrial portfolio during the first quarter of 2021.
Other income
Other income of $1.2 million was recorded for the six months ended June 30, 2021. This primarily consisted of a one-time reimbursement received on a previously resolved transaction.
Expenses
Management fee expense
Management fee expense decreased by $5.6 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020 due to the termination of the management agreement with the Manager (the “Management Agreement”) in April 2021.
Property operating expense
Property operating expense decreased by $24.0 million to $14.9 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and the sale of an industrial portfolio during the first quarter of 2021.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $3.1 million to $2.9 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to higher legal costs of $2.4 million associated with exploring the internalization of management of the Company in the first quarter of 2020. The decrease was partially offset by higher franchise taxes of $0.7 million related to the taxable gain on sale of an industrial portfolio in 2021.
Interest expense on real estate
Interest expense on real estate decreased by $8.5 million to $16.4 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and the sale of an industrial portfolio during the first quarter of 2021.
Depreciation and amortization
Depreciation and amortization expense decreased by $12.5 million to $19.5 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and the sale of an industrial portfolio during the first quarter of 2021.
Provision for loan losses
Provision for loan losses decreased by $65.5 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. During the six months ended June 30, 2020, we recorded $68.3 million of specific reserves on three loans to three separate borrowers.
Impairment of operating real estate
Impairment of operating real estate was $30.1 million for the six months ended June 30, 2020. The impairment resulted from a reduction in the estimated holding period of certain properties sold during the period.

Administrative expense
Administrative expense increased by $12.9 million to $26.6 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase was primarily due to higher stock compensation expense of $7.9 million and cash compensation of $6.9 million partially offset by lower indirect costs reimbursed to our previous Manager of $2.2 million. The higher cash compensation is a result of our internalization of management operations as of May 1, 2021.
Restructuring charges
During the six months ended June 30, 2021, we recorded $109.3 million in restructuring costs related to the termination of our Management Agreement with our previous Manager. This consisted of a one-time cash payment of $102.3 million to our previous Manager paid on April 30, 2021 and $7.0 million in additional restructuring costs consisting primarily of fees paid for legal and investment banking advisory services.
Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the six months ended June 30, 2021, we recorded a $28.2 million unrealized gain on mortgage loans and obligations held in securitization trusts, net related to the sale of the retained investments in the subordinate tranches of one securitization trust. Upon the sale in the second quarter of 2021, the accumulated unrealized losses relating to the retained investments were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the six months ended June 30, 2021, we recorded a $19.5 million realized loss on mortgage loans and obligations held in securitization trusts, net. This was due to the realized loss upon sale of the retained investments in the subordinate tranches of one securitization trust. in the second quarter of 2021.
Other gain (loss), net
During the six months ended June 30, 2021, we recorded other gain, net of $9.2 million primarily due to a realized gain of $11.8 million on the sale of an industrial portfolio. During the six months ended June 30, 2020, we recorded other loss, net of $139.8 million primarily due to a $86.2 million realized loss on the sale of 27 CRE securities and the realization of the fair value marks on our remaining CRE securities portfolio in addition to a $38.0 million provision for loan loss recorded on one hospitality loan.
Equity in earnings (loss) of unconsolidated ventures
Equity in earnings (losses) of unconsolidated ventures decreased by $31.8 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This was primarily due to the Company recording its proportionate share of a $35.5 million fair value loss adjustment to reflect expected proceeds from the Co-Investment portfolio sale. See “The Co-Invest Portfolio Sale” in “Our Portfolio” for further details.
Income tax benefit (expense)
Income tax benefit (expense) increased by $5.7 million to an income tax benefit of $1.9 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This was primarily due to a $1.8 million benefit from a tax capital loss carryback on private equity investments, a $1.5 million reduction in the current income tax expense on private equity investments and a $2.4 million reduction in the deferred income tax expense on one of the net lease portfolios acquired in 2018.

Book Value Per Share
The following table calculates our GAAP book value per share ($ in thousands, except per share data):

	June 30, 2021	March 31, 2021
Stockholders’ Equity excluding noncontrolling interests in investment entities	$1,560,311	$1,592,886
Shares
Class A common stock	129,759	129,849
OP units	3,076	3,076
Total outstanding	132,835	132,925
GAAP book value per share	$11.75	$11.98
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
The following table presents a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(19,720)	$(112,034)
Adjustments:
Net loss attributable to noncontrolling interest of the Operating Partnership	(437)	(2,390)
Non-cash equity compensation expense	5,443	9,705
Transaction costs	150	109,321
Depreciation and amortization	9,801	19,559
Net unrealized loss (gain):
Other unrealized gain on investments	(23,310)	(31,682)
CECL reserves	1,201	4,426
Gains on sales of real estate and preferred equity	—	(9,782)
Adjustments related to noncontrolling interests	(192)	(367)
Distributable Earnings (Loss) attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$(27,064)	$(13,244)
Distributable Earnings (Loss) per share(1)	$(0.20)	$(0.10)
Weighted average number of common shares and OP units(1)	132,788	132,755
_________________________________________
(1)We calculate Distributable Earnings (Loss) per share, a non-GAAP financial measure, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the three and six months ended June 30, 2021, weighted average number of common shares includes 3.1 million OP units.
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

The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders(1)	$1,446	$10,544
Adjustments:
Net loss attributable to noncontrolling interests in investment entities	23	(109)
Amortization of above- and below-market lease intangibles	(208)	(25)
Interest income	9	18
Interest expense on real estate	7,777	16,410
Other income	36	2
Transaction, investment and servicing expense	63	51
Depreciation and amortization	9,949	19,488
Administrative expense	61	92
Other gain on investments, net	(1,237)	(10,733)
Income tax benefit	(86)	(111)
NOI attributable to noncontrolling interest in investment entities	(3,968)	(7,966)
Total NOI, at share	$13,865	$27,661
_________________________________________
(1)Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders excludes $21.2 million and $122.6 million of net loss attributable to non-net leased and other real estate investments for the three and six months ended June 30, 2021, respectively. The total net loss attributable to BrightSpire Capital, Inc.’s common stockholders was $19.7 million and $112.0 million for the three and six months ended June 30, 2021.
Liquidity and Capital Resources
Overview
Our primary liquidity needs include commitments to repay borrowings, finance our assets and operations, meet future funding obligations, make distributions to our stockholders and fund other general business needs. We use significant cash to make additional investments, meet commitments to existing investments, repay the principal of and interest on our borrowings and pay other financing costs, make distributions to our stockholders and fund our operations.
Our primary sources of liquidity include cash on hand, cash generated from our operating activities and cash generated from asset sales and investment maturities. However, subject to maintaining our qualification as a REIT and our Investment Company Act exclusion, we may use several sources to finance our business, including bank credit facilities (including term loans and revolving facilities), master repurchase facilities and securitizations, as described below. In addition to our current sources of liquidity, there may be opportunities from time to time to access liquidity through public offerings of debt and equity securities. We also invested in a number of our assets through co-investments with other investment vehicles managed by third parties, which has and may allow us to pool capital to access larger transactions and diversify investment exposure.
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $300 million as of June 30, 2021, secured revolving credit facility, up to approximately $2.1 billion in secured revolving repurchase facilities, $840 million in non-recourse securitization financing, $700 million in commercial mortgages and $65 million in other asset-level financing structures. In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	June 30, 2021	December 31, 2020
Debt-to-equity ratio(1)	1.3x	1.0x
_________________________________________
(1)Represents (i) total outstanding secured debt less cash and cash equivalents of $210.2 million and $474.8 million at June 30, 2021 and December 31, 2020, respectively to (ii) total equity, in each case, at period end.
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
During the second quarter of 2021, we entered into an amendment under our Master Repurchase Facility with Bank 1 and Bank 8 to extend the maturity date by three years and two years, respectively.
Additionally, during the second quarter of 2021, we entered into amendments under our six Master Repurchase Facilities to: (i) permit the guarantor to consummate the Internalization; and (ii) reduce the minimum tangible net worth covenant requirement from $1.5 billion to $1.35 billion upon consummation of the Internalization.
As of June 30, 2021 we had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The CMBS Credit Facilities were undrawn at June 30, 2021.

The following table presents a summary of our Master Repurchase and Bank Credit Facilities as of June 30, 2021 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$400,000	$133,373	4.8	LIBOR + 1.95%
Bank 2	21,353	—	1.3	-
Bank 3	600,000	239,313	1.8	LIBOR + 2.12%
Bank 7	500,000	205,336	3.8	LIBOR + 2.01%
Bank 8	250,000	181,975	1.9	LIBOR + 1.90%
Bank 9	300,000	242,792	2.3	LIBOR + 1.80%
Total Master Repurchase Facilities	2,071,353	1,002,789

Bank Credit Facility	300,000	—	1.8	LIBOR + 2.25%

Total Facilities	$2,371,353	$1,002,789
Subsequent to June 30, 2021 we repaid approximately $575.8 million under our master repurchase facilities.
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
In October 2019, we executed a securitization transaction through our subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC, which resulted in the sale of $840 million of investment grade notes. The securitization reflects an advance rate of 83.5% at a weighted average cost of funds of LIBOR plus 1.59% (before transaction expenses) and is collateralized by a pool of 24 senior loan investments, which we originated.
CLNC 2019-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within CLNC 2019-FL1. During the three months ended June 30, 2021 and through August 4, 2021, two loans held in CLNC 2019-FL1 were fully repaid, totaling $114.9 million. Additionally, during the three months ended June 30, 2021 a loan investment held in CLNC 2019-FL1 was removed as a result of the loan defaulting, totaling $100.0 million. We replaced the repaid and defaulted loans by contributing existing loan investments of equal value.
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
In July 2021, we executed a securitization transaction through our subsidiaries BRSP 2021-FL1 Ltd. and BRSP 2021-FL1, LLC, which resulted in the sale of $800 million of investment grade notes. The securitization reflects an advance rate of 83.75% at a weighted costs of funds of LIBOR plus 1.49% (before transaction expenses) and is collateralized by a pool of 31 floating-rate mortgages secured by 41 properties. The asset collateral is located across 11 states and primarily consists of multifamily properties, with the remainder collateralized by office and self-storage.

BRSP 2021-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within BRSP 2021-FL1.
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We will continue to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
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
The following table presents a summary of the five assets included in the portfolio financing as of June 30, 2021 (dollars in thousands):

City, State	Collateral	Asset Type / #(1)	GS(2)	BRSP(2)	Total
Dublin, Ireland	Mixed Use	Loan 59	$90,049	$7,396	$97,445
Various, US	Industrial	Net Leased 2	53,639	20,911	74,550
Rolling Hills, CA	Single Family Development	Loan 68 and 75	37,433	3,074	40,507
Dublin, Ireland	Office	Loans 67 and 73	50,832	4,175	55,007
San Rafael, CA	Mixed Use	Loan 69	1,883	155	2,038
Total Net Assets			$233,836	$35,711	$269,547
_________________________________________
(1)For further details on each asset included in the portfolio financing please refer to “Our Portfolio” in the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)The portfolio financing recognized $0.2 million in expenses for the period ended June 30, 2021 that are excluded from the assets shown in the table above.
We and our affiliates control the continuing investment and portfolio management of such investments and such investments are consolidated on our consolidated balance sheet at June 30, 2021. The preferred financing provides for a disproportionate allocation of profits and losses and the share of income or loss is determined using a balance sheet approach known as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, earnings and losses are recognized based on how an entity would allocate and distribute its cash if it were to sell all of its assets and settle its liabilities for their carrying amounts and liquidate at the reporting date. Under the HLBV method, we could record, in any period, more or less income than may be generated in the case of an actual liquidation. The preferred financing resulted in a reallocation of a portion of stockholders equity to noncontrolling interest, resulting in a $69 million day one reduction in stockholders equity. The noncontrolling interest in investment entities on our consolidated balance sheet includes $233.7 million representing GS’s investment at June 30, 2021 under the HLBV method.

The following table presents a summary of the members’ capital for the period ended June 30, 2021 (dollars in thousands):

	GS	BRSP	Total
Beginning Balance - January 1, 2021	$259,524	$71,085	$330,609
Contributions(1)	1,791	1,620	3,411
Distributions(2)	(23,676)	—	(23,676)
Profit / (Loss) allocation(3)	(3,975)	(37,015)	(40,990)
Ending Balance - June 30, 2021	$233,664	$35,690	$269,354
_________________________________________
(1)Future advances on Loan 55 and Loan 62.
(2)Distribution from Net Lease 2 totaled $4.3 million, Loan 67 and Loan 73 totaled $15.8 million and Loan 69 totaled $3.5 million.
(3)Losses during the period were driven by the $35.5 million fair value adjustment, of which $32.0 million was allocated to BRSP and $3.5 million was allocated to GS, substantially all related to our Dublin, Ireland mixed use loan 59.
We anticipate using the proceeds from the Co-Invest Portfolio Sale to pay-off the 5-Investment Preferred Financing. See “Our Portfolio” above for further information on the Co-Invest Portfolio Sale.
Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2021	2020	Change
Operating activities	$(128,611)	$29,567	$(158,178)
Investing activities	(277,213)	449,827	(727,040)
Financing activities	155,876	(152,159)	308,035
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
Our operating activities used net cash outflows of $128.6 million and provided net cash flows of $29.6 million for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by operating activities decreased $158.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower net property operating income and net interest income earned resulting from sales of real estate properties and loans throughout 2020.
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
Investing activities used net cash outflows of $277.2 million for the six months ended June 30, 2021. Net cash used in investing activities in 2021 resulted primarily from originations and future advances on our loans and preferred equity held for investment, net of $822.8 million partially offset by proceeds from sales of real estate of $332.0 million, repayments on loan and preferred equity held for investment of $124.2 million and proceeds from sales of mortgage loans held in securitization trusts of $28.7 million.

Investing activities generated net cash inflows of $449.8 million for the six months ended June 30, 2020, respectively. Net cash provided by investing activities in 2020 resulted primarily from proceeds from sale of real estate of $161.8 million, repayment on loan and preferred equity held for investment of $160.1 million, proceeds from sale of investments in unconsolidated ventures of $100.0 million, proceeds from sale of real estate securities, available for sale of $89.7 million, and proceeds from sale of loans held for sale of $32.6 million, partially offset by originations and future advances on our loans and preferred equity held for investment, net of $66.7 million, and contributions to investments in unconsolidated ventures of $47.5 million.
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
Financing activities provided net cash of $155.9 million for the six months ended June 30, 2021. Net cash provided by financing activities in 2021 resulted primarily from borrowings from credit facilities in the amount of $675.4 million, partially offset by repayment of mortgage notes of $263.3 million, repayment of credit facilities of $208.0 million, and distributions to noncontrolling interests in the amount of $23.9 million.
Financing activities used net cash of $152.2 million for the six months ended June 30, 2020. Net cash used in financing activities resulted primarily from repayment of credit facilities of $454.2 million, repayment of mortgage notes of $77.9 million, distributions paid on common stock to noncontrolling interests of $52.6 million and distributions to noncontrolling interests in the amount of $14.2 million. This was partially offset by borrowings from credit facilities in the amount of $255.1 million, contributions to the 5-Investment Preferred Financing of $200.0 million, and borrowings from mortgage notes in the amount of $13.3 million.
Contractual Obligations, Commitments and Contingencies of the Company
The following table sets forth the known contractual obligations of the Company on an undiscounted basis. This table excludes obligations of the Company that are not fixed and determinable, including the Management Agreement (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,680	$1,050	$630	$—	$—
Secured debt(2)	2,012,858	256,541	697,240	703,054	356,023
Securitization bonds payable(3)	904,850	41,617	863,233	—	—
Ground lease obligations(4)	31,432	3,081	5,811	4,250	18,290
Office lease	5,786	798	1,596	1,596	1,796
	$2,956,606	$303,087	$1,568,510	$708,900	$376,109
Lending commitments(5)	205,694
Total	$3,162,300
_________________________________________
(1)Future interest payments were estimated based on the applicable index at June 30, 2021 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the current maturity date of February 2022.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at June 30, 2021.
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
As of June 30, 2021, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would decrease interest income by $9.5 million annually, net of interest expense.
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
At June 30, 2021, we had approximately NOK 766.2 million and €151.4 million or a total of $269.1 million, in net investments in our European subsidiaries. A 1.0% change in these foreign currency rates would result in a $2.7 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiaries.
A summary of the foreign exchange contracts in place at June 30, 2021, including notional amount and key terms, is included in Note 15, “Derivatives,” to Part I, Item 1, “Financial Statement.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at June 30, 2021, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information
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
We terminated our relationship with our manager, which could delay or hinder implementation of our investment strategy, adversely affect our results of operations and financial condition and/or limit our ability to realize some or all of the targeted benefits of the Internalization.
On April 30, 2021, we completed the Internalization of our management and operating functions and terminated the management agreement with our external manager. Pursuant to the Internalization, we extended offers of employment to certain employees of our external manager who, prior to the Internalization, had contributed substantially to our investment, underwriting, portfolio and asset management, loan servicing, financial reporting, treasury, legal, tax, credit, risk and compliance responsibilities employment, which offers were accepted, and entered into an employment agreement with Mr. Michael J. Mazzei, our Chief Executive Officer and President. Our executive team consists of individuals who were previously employed by, but are no longer affiliated with, the manager, specifically: Michael J. Mazzei, Chief Executive Officer and President; Andrew E. Witt, Chief Operating Officer and Executive Vice President; Frank V. Saracino, Chief Financial Officer and Executive Vice President; and David A. Palamé, General Counsel, Secretary and Executive Vice President. Accordingly, we believe that our success depends significantly upon the experience, skill, resources, relationships and contacts of the executive officers and key personnel. The departure of any of these persons from our management team could have a material adverse effect on our performance. Taken together, our ability to achieve our stated objectives and to realize the expected cost savings through the Internalization may be impacted by increased overhead costs and/or management’s ability to focus on operating our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the six months ended June 30, 2021, other than those previously disclosed in filings with the SEC.
The Company did not purchase any of its Class A common stock during the three months ended June 30, 2021.
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

3.1*	Articles of Amendment and Restatement of BrightSpire Capital, Inc., dated as of June 23, 2021
3.2	Fourth Amended and Restated Bylaws of BrightSpire Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 24, 2021)
10.1
Sixth Omnibus Amendment, dated as of April 20, 2021, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) filed on May 6, 2021)**

10.2
Amendment No. 1 to Master Repurchase and Securities Contract, dated as of November 1, 2019, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) filed on May 6, 2021)

10.3
Amendment No. 2 to Master Repurchase and Securities Contract, dated as of May 4, 2021, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377 filed on May 6, 2021)

10.4
Termination Agreement, dated April 4, 2021, by and among Colony Credit Real Estate, Inc., Credit RE Operating Company, LLC, CLNC Manager, LLC, and solely for the purposes of Section 8.15 thereof, Colony Capital Investment Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 5, 2021)

10.5
Fourth Amendment dated as of April 5, 2021, among Credit RE Operating Company, LLC, the several lenders from time to time parties thereto and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 7, 2021)

10.6
First Amendment to Amended and Restated Master Repurchase Agreement, dated as of April 14, 2021, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC, Credit RE Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.7
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.8
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.9
Second Amendment to Master Repurchase Agreement and other Transaction Documents, dated as of April 14, 2021, by and between CLNC Credit 6, LLC, Credit RE Operating Company, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)**

10.10
Reaffirmation of Guarantor, dated as of April 14, 2021, by Credit RE Operating Company, LLC, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.11
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.12
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.13
Second Amendment to Guarantee, dated as of April 13, 2021, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.14
Fifth Omnibus Amendment, dated as of April 14, 2021, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.15
Amended and Restated Stockholders Agreement, dated April 30, 2021, by and between Colony Credit Real Estate, Inc. and Capital Operating Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 3, 2021)

10.16
Employment Agreement by and between Michael Mazzei and CLNC US, LLC, as amended April 30, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 3, 2021)

Exhibit Number	Description of Exhibit
10.17	Form of Executive Employment Letter (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 3, 2021)
10.18
Second Amended and Restated Limited Liability Company Agreement of BrightSpire Capital Operating Company, LLC dated as of June 24, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 24, 2021)

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
______________________________________
* Filed herewith

**
Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2021

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)