Form 10-Q
period 2021-09-30
BrightSpire Capital, Inc.
filed 2021-11-03
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 2, 2021, BrightSpire Capital, Inc. had 129,764,822 shares of Class A common stock, par value $0.01 per share, outstanding

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
•the impact of legislative, regulatory, tax and competitive changes and the actions of governmental authorities, and in particular those affecting the commercial real estate finance and mortgage industry or our business.
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, the section entitled “Risk Factors” in our Form 10-Q for the quarter ended September 30, 2021 herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$208,711	$474,817
Restricted cash	70,304	65,213
Loans and preferred equity held for investment	3,166,236	2,220,688
Allowance for loan losses	(42,730)	(37,191)
Loans and preferred equity held for investment, net	3,123,506	2,183,497
Real estate securities, available for sale, at fair value	3,945	10,389
Real estate, net	791,946	839,257
Investments in unconsolidated ventures ($4,848 and $6,883 at fair value, respectively)	204,428	373,364
Receivables, net	57,789	37,375
Deferred leasing costs and intangible assets, net	67,316	75,700
Assets held for sale	44,218	323,356
Other assets	66,051	60,900
Mortgage loans held in securitization trusts, at fair value	840,341	1,768,069
Total assets	$5,478,555	$6,211,937
Liabilities
Securitization bonds payable, net	$1,500,223	$835,153
Mortgage and other notes payable, net	764,731	1,022,757
Credit facilities	558,462	535,224
Due to related party (Note 10)	—	10,060
Accrued and other liabilities	92,341	96,578
Intangible liabilities, net	6,574	7,657
Liabilities related to assets held for sale	—	323
Escrow deposits payable	54,866	36,973
Dividends payable	21,234	—
Mortgage obligations issued by securitization trusts, at fair value	800,831	1,708,534
Total liabilities	3,799,262	4,253,259
Commitments and contingencies (Note 16)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 129,759,132 and 128,564,930 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,298	1,286
Additional paid-in capital	2,854,626	2,844,023
Accumulated deficit	(1,468,231)	(1,234,224)
Accumulated other comprehensive income	44,886	54,588
Total stockholders’ equity	1,432,579	1,665,673
Noncontrolling interests in investment entities	213,243	253,225
Noncontrolling interests in the Operating Partnership	33,471	39,780
Total equity	1,679,293	1,958,678
Total liabilities and equity	$5,478,555	$6,211,937

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

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$10,983	$19,248
Restricted cash	13,456	15,397
Loans and preferred equity held for investment, net	1,729,782	919,681
Real estate, net	405,108	413,057
Investments in unconsolidated ventures	199,279	252,384
Receivables, net	42,905	25,127
Deferred leasing costs and intangible assets, net	46,302	52,240
Other assets	22,697	21,984
Mortgage loans held in securitization trusts, at fair value	840,341	1,768,069
Total assets	$3,310,853	$3,487,187
Liabilities
Securitization bonds payable, net	$1,500,223	$835,153
Mortgage and other notes payable, net	377,138	399,337
Accrued and other liabilities	72,869	98,576
Intangible liabilities, net	6,574	7,657
Escrow deposits payable	5,258	3,591
Mortgage obligations issued by securitization trusts, at fair value	800,831	1,708,534
Total liabilities	$2,762,893	$3,052,848

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest income
Interest income	$47,082	$36,391	$119,377	$122,003
Interest expense	(14,962)	(13,426)	(40,450)	(50,915)
Interest income on mortgage loans held in securitization trusts	10,806	20,462	41,885	61,556
Interest expense on mortgage obligations issued by securitization trusts	(9,508)	(18,204)	(36,955)	(54,627)
Net interest income	33,418	25,223	83,857	78,017

Property and other income
Property operating income	26,376	41,678	76,897	137,913
Other income	946	30	2,101	1,079
Total property and other income	27,322	41,708	78,998	138,992

Expenses
Management fee expense	—	7,083	9,596	22,235
Property operating expense	7,266	15,277	22,135	54,119
Transaction, investment and servicing expense	1,086	1,627	4,018	7,668
Interest expense on real estate	7,968	12,205	24,378	37,101
Depreciation and amortization	8,850	14,770	28,383	46,766
Provision for loan losses	769	10,404	5,194	80,285
Impairment of operating real estate	—	3,451	—	33,512
Administrative expense (including $2,695, $1,376, $12,379 and $3,268 of equity-based compensation expense, respectively)	11,812	5,780	38,460	19,569
Restructuring charges	—	—	109,321	—
Total expenses	37,751	70,597	241,485	301,255

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	3,867	(13,162)	32,021	(41,589)
Realized loss on mortgage loans and obligations held in securitization trusts, net	(3,867)	—	(23,383)	—
Other gain (loss), net	3,309	9,680	12,512	(130,115)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	26,298	(7,148)	(57,480)	(255,950)
Equity in earnings (loss) of unconsolidated ventures	(95,977)	(1,779)	(132,243)	(69,889)
Income tax benefit (expense)	(2,065)	15,357	(130)	11,544
Net income (loss)	(71,744)	6,430	(189,853)	(314,295)
Net (income) loss attributable to noncontrolling interests:
Investment entities	61	(1,222)	3,746	6,362
Operating Partnership	1,626	(201)	4,016	7,109
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(70,057)	$5,007	$(182,091)	$(300,824)

Net income (loss) per common share - basic and diluted (Note 18)	$(0.54)	$0.04	$(1.42)	$(2.34)

Weighted average shares of common stock outstanding - basic and diluted (Note 18)	128,693	128,583	128,430	128,537
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(71,744)	$6,430	$(189,853)	$(314,295)
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	—	4,291	(200)	(12,228)
Change in fair value of net investment hedges	—	—	—	21,764
Foreign currency translation gain (loss)	(3,900)	12,656	(10,219)	4,315
Total other comprehensive income (loss)	(3,900)	16,947	(10,419)	13,851
Comprehensive income (loss)	(75,644)	23,377	(200,272)	(300,444)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	(58)	(2,138)	4,067	5,189
Operating Partnership	1,719	(519)	4,413	7,091
Comprehensive income (loss) attributable to common stockholders	$(73,983)	$20,720	$(191,792)	$(288,164)

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2019	128,539	$1,285	$2,909,181	$(819,738)	$28,294	$2,119,022	$31,631	$50,697	$2,201,350
Distributions	—	—	—	—	—	—	(11,013)	—	(11,013)
Issuance and amortization of equity-based compensation	—	—	342	—	—	342	—	—	342
Other comprehensive income	—	—	—	—	(70,999)	(70,999)	—	(1,702)	(72,701)
Dividends and distributions declared ($0.30 per share)	—	—	—	(38,541)	—	(38,541)	—	(922)	(39,463)
Shares canceled for tax withholding on vested stock awards	(173)	(1)	(1,686)	—	—	(1,687)	—	—	(1,687)
Reallocation of equity	—	—	(41)	—	—	(41)	—	41	—
Costs of noncontrolling equity	—	—	—	—	—	—	—	—	—
Investment by JV partner in consolidated JV and equity reallocation related to that partner's return (see Note 2)	—	—	—	—	—	—	—	—	—
Effect of CECL Adoption (see Note 2)	—	—	—	(22,644)	—	(22,644)	—	(542)	(23,186)
Net income (loss)	—	—	—	(78,772)	—	(78,772)	523	(1,892)	(80,141)
Balance as of March 31, 2020	128,366	$1,284	$2,907,796	$(959,695)	$(42,705)	$1,906,680	$21,141	$45,680	$1,973,501
Contributions	—	—	—	—	—	—	200,467	—	200,467
Distributions	—	—	—	—	—	—	(3,156)	—	(3,156)
Issuance and amortization of equity-based compensation	237	2	1,547	—	—	1,549	—	—	1,549
Other comprehensive income	—	—	—	—	67,946	67,946	257	1,404	69,607
Dividends and distributions declared ($0.10 per share)	—	—	—	—	—	—	—	—	—
Shares canceled for tax withholding on vested stock awards	(20)	—	(81)	—	—	(81)	—	—	(81)
Reallocation of equity	—	—	1,777	—	—	1,777	—	(1,777)	—
Costs of noncontrolling equity	—	—	(466)	—	—	(466)	—	—	(466)
Investments by JV partner in consolidated JV and equity reallocation to that partner's return (see Note 2)	—	—	(70,439)	—	—	(70,439)	70,439	—	—
Net income (loss)	—	—	—	(227,059)	—	(227,059)	(8,107)	(5,418)	(240,584)
Balance as of June 30, 2020	128,583	$1,286	$2,840,134	$(1,186,754)	$25,241	$1,679,907	$281,041	$39,889	$2,000,837
Contributions	—	—	—	—	—	—	27	—	27
Distributions	—	—	—	—	—	—	(8,724)	—	(8,724)
Issuance and amortization of equity-based compensation	—	—	1,376	—	—	1,376	—	—	1,376
Other comprehensive income	—	—	—	—	15,713	15,713	916	318	16,947
Shares canceled for tax withholding on vested stock awards	—	—	(1)	—	—	(1)	—	—	(1)
Reallocation of equity	—	—	(296)	—	—	(296)	—	296	—
Investment by JV partner in consolidated JV and equity reallocation related to that partner's return (see Note 2)	—	—	1,679	—	—	1,679	(1,679)	—	—
Net income	—	—	—	5,007	—	5,007	1,222	201	6,430
Balance as of September 30, 2020	128,583	$1,286	$2,842,892	$(1,181,747)	$40,954	$1,703,385	$272,803	$40,704	$2,016,892

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interest in the Operating Partnership	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2020	128,565	$1,286	$2,844,023	$(1,234,224)	$54,588	$1,665,673	$253,225	$39,780	$1,958,678
Contributions	—	—	—	—	—	—	1,384	—	1,384
Distributions	—	—	—	—	—	—	(10,794)	—	(10,794)
Issuance and amortization of equity-based compensation	1,420	14	4,248	—	—	4,262	—	—	4,262
Other comprehensive income	—	—	—	—	(7,742)	(7,742)	(776)	(215)	(8,733)
Dividends and distributions declared ($0.10 per share)	—	—	—	(12,988)	—	(12,988)	—	(308)	(13,296)
Shares canceled for tax withholding on vested stock awards	(136)	(2)	(1,307)	—	—	(1,309)	—	—	(1,309)
Reallocation of equity	—	—	521	—	—	521	—	(521)	—
Net income (loss)	—	—	—	(92,314)	—	(92,314)	(226)	(1,953)	(94,493)
Balance as of March 31, 2021	129,849	$1,298	$2,847,485	$(1,339,526)	$46,846	$1,556,103	$242,813	$36,783	$1,835,699
Contributions	—	—	—	—	—	—	838	—	838
Distributions	—	—	—	—	—	—	(13,148)	—	(13,148)
Issuance and amortization of equity-based compensation	41	—	5,443	—	—	5,443	—	—	5,443
Other comprehensive income	—	—	—	—	1,966	1,966	336	(89)	2,213
Dividends and distributions declared ($0.14 per share)	—	—	—	(18,166)	—	(18,166)	—	(431)	(18,597)
Shares canceled for tax withholding on vested stock awards	(131)	—	(1,141)	—	—	(1,141)	—	—	(1,141)
Reallocation of equity	—	—	129	—	—	129	—	(129)	—
Net income (loss)	—	—	—	(19,720)	—	(19,720)	(3,459)	(437)	(23,616)
Balance as June 30, 2021	129,759	$1,298	$2,851,916	$(1,377,412)	$48,812	$1,524,614	$227,380	$35,697	$1,787,691
Contributions	—	—	—	—	—	—	2,096	—	2,096
Distributions	—	—	—	—	—	—	(16,291)	—	(16,291)
Issuance and amortization of equity-based compensation	—	—	2,695	—	—	2,695	—	—	2,695
Other comprehensive income	—	—	—	—	(3,926)	(3,926)	119	(93)	(3,900)
Dividends and distributions declared ($0.16 per share)	—	—	—	(20,762)	—	(20,762)	—	(492)	(21,254)
Reallocation of equity	—	—	15	—	—	15	—	(15)	—
Net loss	—	—	—	(70,057)	—	(70,057)	(61)	(1,626)	(71,744)
Balance as of September 30, 2021	129,759	$1,298	$2,854,626	$(1,468,231)	$44,886	$1,432,579	$213,243	$33,471	$1,679,293

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(189,853)	$(314,295)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	132,243	69,889
Depreciation and amortization	28,383	46,766
Straight-line rental income	(2,199)	(3,100)
Amortization of above/below market lease values, net	(59)	(409)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(4,659)	(7,823)
Amortization of deferred financing costs	9,129	9,522
Amortization of right-of-use lease assets and operating lease liabilities	69	74
Paid-in-kind interest added to loan principal, net of interest received	(13,277)	3,856
Distributions of cumulative earnings from unconsolidated ventures	—	13,429
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(32,021)	41,589
Realized loss on mortgage loans and obligations held in securitization trusts, net	23,383	—
Realized loss on securities from write-down to fair value	990	32,606
Realized (gain) loss on sale of real estate securities, available for sale	(131)	51,889
Realized gain on sale of real estate	(11,911)	(9,240)
Realized loss on sale of loans receivable	—	1,457
Provision for loan losses	5,194	80,285
Impairment of operating real estate	—	33,512
Amortization of equity-based compensation	12,379	3,265
Mortgage notes above/below market value amortization	92	(628)
Deferred income tax (benefit) expense	407	(397)
Other (gain) loss, net	1,369	23,524
Changes in assets and liabilities:
Receivables, net	(3,402)	(30,907)
Deferred costs and other assets	(3,158)	7,169
Due to related party	(10,059)	(1,824)
Other liabilities	(13,894)	(5,347)
Net cash provided (used in) by operating activities	(70,985)	44,862
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(1,305,599)	(122,424)
Repayment on loans and preferred equity held for investment	357,210	334,208
Repayment on loans held for sale	—	137,132
Proceeds from sale of real estate	332,003	300,469
Acquisition of and additions to real estate, related intangibles and leasing commissions	(9,539)	(19,749)
Investments in unconsolidated ventures	(7,477)	(47,541)
Proceeds from sale of investments in unconsolidated ventures	—	99,985
Distributions in excess of cumulative earnings from unconsolidated ventures	35,930	25,011
Repayment of real estate securities, available for sale, from sales	5,079	118,586
Repayment of real estate securities, available for sale, from cost recovery	310	3,020
Repayment of principal in mortgage loans held in securitization trusts	70,839	19,816
Proceeds from sale of beneficial interests of securitization trusts	28,662	—
Net receipts on settlement of derivative instruments	—	19,637
Change in escrow deposits	17,892	(36,855)
Net cash provided (used in) by investing activities	(474,690)	831,295
Cash flows from financing activities:
Distributions paid on common stock	(31,154)	(51,705)
Distributions paid on common stock to noncontrolling interests	(739)	(922)
Shares canceled for tax withholding on vested stock awards	(2,451)	(1,768)
Borrowings from mortgage notes	7,443	15,026
Repayment of mortgage notes	(264,790)	(156,066)
Borrowings from credit facilities	943,718	255,128
Repayment of credit facilities	(920,609)	(745,729)
Borrowing from securitization bonds	670,000	—
Repayment of mortgage obligations issued by securitization trusts	(70,839)	(19,816)
Payment of deferred financing costs	(11,129)	(6,943)
Contributions from noncontrolling interests	4,318	200,028
Distributions to noncontrolling interests	(40,233)	(22,893)
Net cash provided by (used in) financing activities	283,535	(535,660)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,125	(1,132)
Net increase (decrease) in cash, cash equivalents and restricted cash	(261,015)	339,365
Cash, cash equivalents and restricted cash - beginning of period	540,030	195,684
Cash, cash equivalents and restricted cash - end of period	$279,015	$535,049

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$474,817	$69,619
Restricted cash	65,213	126,065
Total cash, cash equivalents and restricted cash, beginning of period	$540,030	$195,684

End of the period
Cash and cash equivalents	$208,711	$461,990
Restricted cash	70,304	73,059
Total cash, cash equivalents and restricted cash, end of period	$279,015	$535,049

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Deconsolidation of securitization trust (VIE asset/liability reductions)	$(802,196)	$—
Accrual of distribution payable	(21,234)	(13,164)
Right-of-use lease assets and operating lease liabilities	5,435	(730)
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
The Company was organized in the state of Maryland on August 23, 2017 and maintains key offices in New York, New York and Los Angeles, California. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2018. The Company conducts all activities and holds substantially all assets and liabilities through the Company’s operating subsidiary, BrightSpire Capital Operating Company, LLC, (formerly known as Credit RE Operating Company, LLC, the “OP”). At September 30, 2021, the Company owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned as noncontrolling interests.
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
The Company’s executive team remains unchanged, including Michael J. Mazzei, Chief Executive Officer and President; Andrew E. Witt, Chief Operating Officer and Executive Vice President; Frank V. Saracino, Chief Financial Officer and Executive Vice President; David A. Palamé, General Counsel, Secretary and Executive Vice President; George Kok, Chief Credit Officer; and Daniel Katz, Head of Originations. Following the Company’s 2021 Annual Meeting of Stockholders (the “Annual Meeting”), DigitalBridge no longer has affiliated representatives on the Company’s board of directors. The Company’s board of directors is comprised of six members, including five incumbent independent directors, led by Catherine D. Rice, the Company’s Independent Chairperson, Vernon Schwartz, John Westerfield, Winston W. Wilson and Kim S. Diamond, who was recently appointed during the fourth quarter of 2021, and Michael J. Mazzei, the Company’s Chief Executive Officer and President. Additionally, certain employees that have contributed substantially to the Company’s investment, underwriting, portfolio and asset management, loan servicing, financial reporting, treasury, legal, tax, credit, risk and compliance responsibilities seamlessly moved forward with the Company.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Segment Realignment
During the first quarter of 2021, the Company realigned the business and reportable segment information to reflect how the Chief Operating Decision Makers (“CODM”) regularly review and manage the business. Refer to Note 17, “Segment Reporting” for further detail.
Impact of COVID-19
Throughout 2020, continuing into the third quarter of 2021, countries around the world continue to face healthcare and economic challenges arising from the novel coronavirus, or COVID-19. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, have had a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company’s loans and preferred equity held for investment and real estate investments in the hospitality and retail sectors have experienced or anticipate a myriad of challenges, including, but not limited to: significant declines in operating cash flows of the Company’s investments which in turn affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company); flexible lease payment terms sought by tenants; increased property operating costs such as labor and supplies as a result of COVID-19; potential payment defaults on the Company's loans and preferred equity held for investment; and a distressed market affecting real estate values in general. The COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
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
As of September 30, 2021, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.

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
Other consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. At September 30, 2021, the noncontrolling interests in the operating real estate properties represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
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
As of September 30, 2021, the Company held subordinate tranches of a securitization trust in one Investing VIE for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s subordinate tranches of the securitization trust, which represents the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the subordinate tranches of the securitization trust), income and expenses of the Investing VIE are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trust only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trust.
During the nine months ended September 30, 2021, the Company recognized unrealized gains of $32.0 million and realized losses of $23.4 million. In the second quarter of 2021, the Company sold its retained investments in the subordinate tranches of one securitization trust for $28.7 million in total proceeds. In connection with the sale, the Company recognized an unrealized gain of $19.5 million. The Company also recognized a realized loss of $19.5 million when the accumulated losses related to the retained investment were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net. The Company deconsolidated the securitization trust with gross assets and liabilities of approximately $830.9 million and $802.2 million, respectively, which excludes accrued interest receivable and payable amounts of $3.0 million and $2.8 million, respectively.
During the three months ended September 30, 2021, the Company recorded a realized loss of $3.9 million related to the sale of an underlying loan held within one of its retained investments in the subordinate tranches of a securitization trust. The Company also recorded an unrealized gain of $3.9 million when the accumulated losses related to the retained investment were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net. The

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
realized loss was previously included in the Company’s loss projections and therefore no additional fair value write down was required in the third quarter of 2021. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
Unconsolidated VIEs
As of September 30, 2021, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of September 30, 2021.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of September 30, 2021 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Loans and preferred equity held for investment, net	$18,909	$18,909
Real estate securities, available for sale	3,945	3,945
Investments in unconsolidated ventures	199,279	203,753
Total assets	$222,133	$226,607
The Company did not provide financial support to the unconsolidated VIEs during the nine months ended September 30, 2021. As of September 30, 2021, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of real estate securities, available for sale was determined as the amortized cost as of September 30, 2021. See Note 5, “Real Estate Securities, Available for Sale” for further discussion on fair value of the real estate securities. The maximum exposure to loss of investments in unconsolidated ventures and loans and preferred equity held for investment, net was determined as the carrying value plus any future funding commitments. Refer to Note 3, “Loans and Preferred Equity Held for Investment, net” and Note 16, “Commitments and Contingencies” for further discussion.
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
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at September 30, 2021 or December 31, 2020. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
At September 30, 2021, the Company had no loans classified as held for sale.
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
At September 30, 2021, there were two properties held for sale. See Note 6, “Real Estate, net and Real Estate Held for Sale” and Note 17, “Segment Reporting” for further detail.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of September 30, 2021, the Company held subordinate tranches of one securitization trust, which represent the Company’s retained interest in a securitization trust that the Company consolidates under U.S. GAAP. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
During the nine months ended September 30, 2021, the Company recorded an impairment loss of $1.0 million related to its CRE securities. The impairment loss is included in other gain, net in the Company’s consolidated statements of operations. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
At September 30, 2021 and December 31, 2020, the Company’s investments in unconsolidated joint ventures consisted of investments in PE Investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC arrangements accounted for as equity method investments.

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
For the three months ended September 30, 2021 and 2020, the Company recorded an income tax expense of $2.1 million and an income tax benefit of $15.4 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded an income tax expense of $0.1 million and income tax benefit of $11.5 million, respectively.
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
In measuring the CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
through September 2021 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
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
1.Very Low Risk-The loan is performing as agreed. The underlying property performance has exceeded underwritten expectations with very strong net operating income (“NOI”), debt service coverage ratio, debt yield and occupancy metrics. Sponsor is investment grade, very well capitalized, and employs very experienced management team.
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
3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	September 30, 2021				December 31, 2020
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Fixed rate
Mezzanine loans	$167,219	$166,876	12.8%	3.2	$155,803	$155,225	12.8%	4.0
Preferred equity interests	18,953	18,953	15.0%	1.9	18,680	18,681	15.0%	2.7
	186,172	185,829			174,483	173,906
Variable rate
Senior loans	1,226,348	1,216,940	5.0%	3.1	1,029,760	1,026,846	5.4%	3.4
Securitized loans(2)	1,756,472	1,751,348	4.3%	3.8	1,006,495	1,004,698	5.1%	3.4
Mezzanine loans	12,000	12,120	11.5%	0.9	12,000	12,120	11.5%	1.7
Preferred equity interests	—	—	—%	0	3,118	3,118	5.3%	0.0
	2,994,820	2,980,408			2,051,373	2,046,782
Loans and preferred equity held for investment	3,180,992	3,166,236			2,225,856	2,220,688

Allowance for loan losses	NA	(42,730)			NA	(37,191)
Loans and preferred equity held for investment, net	$3,180,992	$3,123,506			$2,225,856	$2,183,497
_________________________________________
(1)Calculated based on contractual interest rate.
(2)Represents loans transferred into securitization trusts that are consolidated by the Company.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The weighted average maturity, including extensions, of loans and preferred equity investments was 3.5 years at September 30, 2021 and December 31, 2020.
The Company had $8.7 million and $7.0 million of interest receivable related to its loans and preferred equity held for investment, net as of September 30, 2021 and December 31, 2020, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2021	$2,183,497
Acquisitions/originations/additional funding	1,305,599
Loan maturities/principal repayments	(377,987)
Discount accretion/premium amortization	4,659
Capitalized interest	13,277
Provision for loan losses(1)	(5,884)
Charge-off	345
Balance at September 30, 2021	$3,123,506
_________________________________________
(1)Provision for loan losses excludes $0.9 million determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.

Nonaccrual and Past Due Loans and Preferred Equity
Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. As of September 30, 2021 and December 31, 2020, the Company did not have any loans and preferred equity on nonaccrual status.
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before allowance for loan losses, if any (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Loans
September 30, 2021	$3,166,236	$—	$—	$—	$3,166,236
December 31, 2020	2,220,688	—	—	—	2,220,688
San Jose, California Hotel Senior Loan
The onset of the COVID-19 pandemic in the spring of 2020 created challenges, which included lower occupancy rates, weaker financial performance and borrower funding of approximately $18.6 million of shortfalls to maintain operations, which ultimately led the borrower to close the San Jose, California hotel and file for Chapter 11 bankruptcy in March 2021. The Company entered into a restructuring support agreement with the borrower with respect to the bankruptcy process, in the Company’s capacity as the sole secured creditor. The bankruptcy court authorized the rejection of the existing hotel management agreement and approved a restructuring plan for the borrower to exit bankruptcy with Signia by Hilton as the new brand and hotel manager at the hotel and a $25 million mezzanine to support re-opening the hotel, property improvement plans, certain operating expenses and all expenses associated with the bankruptcy process.
On May 18, 2021, the bankruptcy court issued a confirmation order approving the amended and restated senior mortgage loan terms and the Company’s right to rely on such order to finalize documents with the Company’s borrower as it emerges from bankruptcy in accordance with the third amended joint Chapter 11 plan of reorganization. In the fourth quarter of 2021, the Company expects to amend and restate the senior mortgage loan, subject to customary closing conditions, in the amount of $184.9 million, an upsize which reflects accrued interest and fees during the non-accrual period, collapsing the prior preferred equity investment into the restated senior mortgage loan and certain other costs and expenses associated with bankruptcy. The San Jose Hotel is scheduled to reopen in the first quarter of 2022. As the bankruptcy plan and loan terms were approved in the second quarter of 2021 and the Company’s senior loan documents were substantively finalized during the third quarter of 2021, for the three months ended September 30, 2021 the Company reinstated the loan investment and recognized $6.1 million of

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
interest income on the consolidated statement of operations, of which $3.7 million relates to past due interest during the non-accrual period of February 2021 through June 2021 and $2.4 million relates to interest income during the third quarter of 2021. Additionally, the Company recognized $0.7 million of other income on the consolidated statement of operations related to late fees during the three months ended September 30, 2021.
Allowance for Loan Losses
Changes in allowance for loan losses on loans are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Allowance for loan losses at beginning of period	$37,191	$272,624
Effect of CECL adoption(1)	—	21,093
Provision for loan losses(2)	5,884	86,329
Charge-off	(345)	(38,659)
Transfer to loans held for sale	—	(300,863)
Allowance for loan losses at end of period(3)	$42,730	$40,524
_________________________________________
(1)Calculated by the Company’s PD/LGD model upon CECL adoption on January 1, 2020. See Note 2, “Summary of Significant Accounting Policies” for further details.
(2)Provision for loan losses excludes $0.9 million and $0.1 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. These amounts were determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.
(3)Includes $42.7 million related to the Company’s PD/LGD model at September 30, 2021. At September 30, 2020, includes $38.9 million related to the Company’s PD/LGD model and $1.6 million related to the corporate term loan, which was evaluated individually.
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
As of September 30, 2021, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were no loans held for investment with contractual payments past due as of December 31, 2020. For the nine months ended September 30, 2021, no debt investment contributed more than 10.0% of interest income.
The following table provides a summary by carrying values before any allowance for loan losses of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies—Accounting Standards Adopted in 2020—Credit Losses” for loans risk ranking definitions.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	2021	2020	2019	2018	2017	Total
Senior loans
Risk Rankings:
2	$22,462	$42,289	$56,505	$—	$—	$121,256
3	1,173,645	138,411	468,721	262,147	33,872	2,076,796
4	—	—	465,824	304,412	—	770,236
Total Senior loans	1,196,107	180,700	991,050	566,559	33,872	2,968,288

Mezzanine loans
Risk Rankings:
3	—	—	37,505	68,125	—	105,630
4	—	—	61,245	—	12,120	73,365
Total Mezzanine loans	—	—	98,750	68,125	12,120	178,995

Preferred equity interests and other
Risk Rankings:
3	—	—	—	18,953	—	18,953
Total Preferred equity interests and other	—	—	—	18,953	—	18,953

Total Loans and preferred equity held for investment	$1,196,107	$180,700	$1,089,800	$653,637	$45,992	$3,166,236
The quarter ended September 30, 2021 average risk rating for loans and preferred equity held for investment was 3.2.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2021, assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $233.7 million. Refer to Note 16, “Commitments and Contingencies” for further details. At September 30, 2021, the Company recorded a $0.9 million allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with the credit losses accounting standard No. 2016-13. See Note 2, “Summary of Significant Accounting Policies” for further details.
4. Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Equity method investments	$199,580	$366,481
Investments under fair value option	4,848	6,883
Investments in Unconsolidated Ventures	$204,428	$373,364
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of September 30, 2021 and December 31, 2020, respectively.
The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Carrying Value
Investments	Description	September 30, 2021	December 31, 2020
ADC investments(1)(2)(3)	Interests in three acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	$26,032	$57,481
Other investment ventures(1)(4)	Interests in six investments, each with less than $95.4 million carrying value at September 30, 2021	173,548	309,000
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
(3)Includes two investments with a carrying value of $25.7 million that were contributed to a preferred financing arrangement. See Note 13, “Noncontrolling Interests,” for further information.
(4)Includes four investments with a carrying value of $157.4 million that were contributed to a preferred financing arrangement. See Note 13, “Noncontrolling Interests,” for further information.
Under the fair value option, loans and preferred equity investments are measured each reporting period based on their exit values in an orderly transaction. Fair value adjustments recorded on each of these investments is included in equity in earnings of unconsolidated ventures on the Company’s consolidated statements of operations.
Los Angeles, California Mixed-Use Project—Third Party $275 million Construction Mezzanine Loan Upsize and Retained B-Participation Investment
Risk of Foreclosure and Maturity Default (see Historical Details below)
On July 9, 2021, the borrower failed to pay the principal balance of the Upsized Mezzanine Loan (as defined below) and senior mortgage loan or meet other tests for extension of the maturity date. The Senior Mezzanine Lender (as defined below) and senior mortgage lender each delivered reservation of rights letters to the senior mezzanine borrower and borrower, respectively. The lender parties and borrower have engaged in discussions regarding the current status of the sale of the hotel and the completion of the tower condominiums and anticipated tower condominium sales projections. Since the new capital investment of $275 million was made on September 1, 2020, there have been additional hard and soft costs overruns which are not supported by current commitments or reserves at the Mixed-use Project; provided, however, since the borrower maturity default, the Senior Mezzanine Lender has funded an additional approximate $47 million in protective advances ahead of the Company’s junior B-participation position. The hotel is currently open for business and the condominium towers are nearing completion. However, there continue to be delays experienced at the project, which include delays of the sale of the hotel property. In October 2021, in addition to the recent protective advances, the entire senior mortgage loan (with a total funding commitment of approximately $1.0 billion) was acquired at par by an affiliate of the Senior Mezzanine Lender (collectively, the “Senior Lender Group”). Since this acquisition, the senior mortgage commenced bearing interest at the default rate of approximately 11%. Given the Senior Lender Group’s consolidation of indebtedness, needed additional fundings and their preparedness to exercise any and all remedies, the CLNY Mezzanine Lender’s (as defined below) inability to reach a feasible restructuring agreement could result in the Senior Lender Group foreclosing on the Company’s mezzanine B-participation investment.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The borrower’s maturity default on July 9, 2021, further delays at the project and in sales activities, additional capital requirements, potential restructuring of indebtedness and actions that may be taken by the Senior Lender Group, notwithstanding continuing negotiations with the Senior Lender Group, have negatively impacted the Company’s investment interest. Importantly, the acquisition of the senior mortgage by the Senior Mezzanine Lender increases the likelihood of a mortgage foreclosure of the Company’s interests. As a result during the three months ended September 30, 2021, the Mixed-use Project recorded fair value losses totaling $268.5 million. The Company recognized its proportionate share of fair value losses equaling $97.9 million, which represents the Company’s remaining proportionate share in the investment. The Mixed-use Project did not recognize any interest income for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, the Mixed-use Project’s total interest income was $13.8 million. The Company recognized its proportionate share of interest income for the nine months ended September 30, 2020 of $2.4 million.
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
5. Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of September 30, 2021 and December 31, 2020 (dollars in thousands):

								Weighted Average
		Principal Amount	Total Discount	Amortized Cost	Cumulative Unrealized on Investments		Fair Value	Coupon(1)	Unleveraged Current Yield(2)
As of Date:	Count				Gain	(Loss)
September 30, 2021	1	$11,820	$(7,875)	$3,945	$—	$—	$3,945	3.25%	—%
December 31, 2020	2	19,560	(9,371)	10,189	200	—	10,389	3.35%	—%
_________________________________________
(1)All CMBS are fixed rate.
(2)The Company placed all of its CRE securities on cost recovery status as of April 1, 2020.
Consistent with the overall market, the Company’s CRE securities, which it marks to fair value, lost significant value since the onset of the COVID-19 pandemic. While the Company will evaluate selling its non-investment grade rated CRE security over the next twelve months, it is more likely than not that the Company will sell before recovery. During the nine months ended September 30, 2021, the Company wrote down through earnings the amortized cost basis for securities in which the fair value dropped below the amortized cost basis, realizing a loss of $1.0 million. The loss was recorded in other gain (loss), net on the Company’s consolidated statements of operations.
During the nine months ended September 30, 2021, the Company sold one CRE security for a total gross sales price of $5.1 million and realized a gain of $0.1 million. The gain was recorded in other gain (loss), net on the Company’s consolidated statements of operations. At September 30, 2021 the Company had one remaining CRE security, which is on cost recovery, and as a result has ceased accretion of any discounts to expected maturity and applied any cash interest received against the CRE security’s carrying value. This decision was made given the inability to project future cash flows. CRE securities serve as collateral for financing transactions for the CMBS Credit Facilities (refer to Note 9, “Debt,” for further detail).
Subsequent to September 30, 2021, the Company sold one CRE security for $5.1 million in gross proceeds and will recognize a gain of approximately $1.2 million. Following the sale, the Company no longer holds any CRE securities.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the nine months ended September 30, 2021, the Company recorded an unrealized loss in OCI of $0.2 million. During the three and nine months ended September 30, 2020, the Company recorded an unrealized gain in OCI of $4.3 million and an unrealized loss of $12.2 million, respectively. As of September 30, 2021, the Company did not hold any securities in an unrealized loss position.
As of September 30, 2021, the contractual maturity of the one remaining CRE security was 27.6 years with an expected maturity of 4.5 years.
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
During the nine months ended September 30, 2021, the Company recognized unrealized gains of $32.0 million and realized losses of $23.4 million. In the second quarter of 2021, the Company sold its retained investments in the subordinate tranches of one securitization trust for $28.7 million in total proceeds. In connection with the sale, the Company recognized an unrealized gain of $19.5 million. The Company also recognized a realized loss of $19.5 million when the accumulated losses related to the retained investment were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net. The Company deconsolidated the securitization trust with gross assets and liabilities of approximately $830.9 million and $802.2 million, respectively, which excludes accrued interest receivable and payable amounts of $3.0 million and $2.8 million, respectively.
During the three months ended September 30, 2021, the Company recorded a realized loss of $3.9 million related to the sale of an underlying loan held within one of its retained investments in the subordinate tranches of a securitization trust. The Company also recorded an unrealized gain of $3.9 million when the accumulated losses related to the retained investment were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net. The realized loss was previously included in the Company’s loss projections and therefore no additional fair value write down was required in the third quarter of 2021.
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
As of September 30, 2021, the mortgage loans and the related mortgage obligations held in the securitization trust had an unpaid principal balance of $840.3 million and $800.8 million, respectively. As of December 31, 2020, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $1.7 billion and $1.6 billion, respectively. As of September 30, 2021, the underlying collateral of the securitization trust consisted of 63 underlying commercial mortgage loans, with a weighted average coupon of 4.9% and a weighted average loan to value ratio of 60.9%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Assets
Mortgage loans held in a securitization trust, at fair value	$840,341	$1,768,069
Receivables, net	3,516	6,644
Total assets	$843,857	$1,774,713
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$800,831	$1,708,534
Accrued and other liabilities	3,211	6,119
Total liabilities	$804,042	$1,714,653
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $39.5 million and $59.5 million as of September 30, 2021 and December 31, 2020, respectively, and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 14, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.
The below table presents net income attributable to the Company’s common stockholders for the three and nine months ended September 30, 2021 and 2020 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statement of Operations
Interest expense	$—	$(75)	$—	$(420)
Interest income on mortgage loans held in securitization trusts	10,806	20,462	41,885	61,556
Interest expense on mortgage obligations issued by securitization trusts	(9,508)	(18,204)	(36,955)	(54,627)
Net interest income	1,298	2,183	4,930	6,509
Administrative expense	(225)	(274)	(1,152)	(969)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	3,867	(13,162)	32,021	(41,589)
Realized loss on mortgage loans and obligations held in securitization trusts, net	(3,867)	—	(23,383)	—
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$1,073	$(11,253)	$12,416	$(36,049)

6. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of September 30, 2021, and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Land and improvements	$135,100	$136,184
Buildings, building leaseholds, and improvements	567,746	569,610
Tenant improvements	18,028	16,311
Construction-in-progress	660	3,804
Subtotal	$721,534	$725,909
Less: Accumulated depreciation	(66,233)	(52,201)
Less: Impairment(1)	(34,104)	(34,104)
Net lease portfolio, net(2)	$621,197	$639,604
_________________________________________
(1)See Note 14, “Fair Value,” for discussion of impairment of real estate.
(2)Prior period amounts have been revised to conform to the current year presentation. See Note 17, “Segment Reporting” for further discussion.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the Company’s portfolio of other real estate, including foreclosed properties, as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Land and improvements	$46,269	$53,523
Buildings, building leaseholds, and improvements	235,687	262,874
Tenant improvements	24,883	24,931
Furniture, fixtures and equipment	179	4,245
Construction-in-progress	910	738
Subtotal	$307,928	$346,311
Less: Accumulated depreciation	(28,772)	(29,955)
Less: Impairment(1)	(108,407)	(116,703)
Other portfolio, net(2)	$170,749	$199,653
_________________________________________
(1)See Note 14, “Fair Value,” for discussion of impairment of real estate.
(2)Prior period amounts have been revised to conform to the current year presentation. See Note 17, “Segment Reporting” for further discussion.
For the nine months ended September 30, 2021 and 2020, the Company had no properties with rental and other income equal to or greater than 10.0% of total revenue.
At September 30, 2021, the Company held one foreclosed property included in assets held for sale with a carrying value of $33.4 million. At December 31, 2020, the Company held foreclosed properties which are included in real estate, net with a carrying value of $26.2 million.
Depreciation Expense
Depreciation expense on real estate was $6.1 million and $10.6 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense on real estate was $20.0 million and $32.0 million for the nine months ended September 30, 2021 and 2020, respectively.
Property Operating Income
For the three and nine months ended September 30, 2021 and 2020, the components of property operating income were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease revenues(1)
Minimum lease revenue	$20,666	$35,529	$63,315	$114,691
Variable lease revenue	2,730	5,390	7,959	18,080
	$23,396	$40,919	$71,274	$132,771
Hotel operating income	2,937	910	5,540	4,728
	$26,333	$41,829	$76,814	$137,499
_________________________________________
(1)Excludes de minimis net amortization income related to above and below-market leases for the three and nine months ended September 30, 2021. Excludes net amortization expense related to above and below-market leases of $0.2 million and income of $0.4 million for the three and nine months ended September 30, 2020, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of September 30, 2021 (dollars in thousands):

Remainder of 2021	$21,993
2022	74,780
2023	68,336
2024	63,627
2025	57,474
2026 and thereafter	417,321
Total(1)	$703,531
________________________________________
(1) Excludes minimum future rents that is classified as held for sale totaling $2.1 million through 2026.
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
The rental properties owned at September 30, 2021 are leased under noncancellable operating leases with current expirations ranging from 2021 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
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
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2055. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and nine months ended September 30, 2021 was $0.8 million and $2.3 million, respectively. Ground rent expense for the three and nine months ended September 30, 2020 was $0.8 million and $2.4 million, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Refer to Note 16, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of September 30, 2021.
Real Estate Held for Sale
The following table summarizes the Company’s assets and liabilities related to assets held for sale at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Assets
Real estate, net	$44,102	$314,817
Deferred leasing costs and intangible assets, net	116	8,539
Total assets held for sale	$44,218	$323,356

Liabilities
Intangible liabilities, net	$—	$323
Total liabilities related to assets held for sale	$—	$323
During the three months ended September 30, 2021, the Company classified one net lease property as held for sale. As of September 30, 2021, the Company held one net lease property and one hotel as held for sale. As of December 31, 2020, the Company held one net lease property and one net lease industrial portfolio for sale.
There were no assets held for sale that constituted discontinued operations as of September 30, 2021.
Real Estate Sales
During the nine months ended September 30, 2021, the Company completed the sale of an industrial portfolio for a total gross sales price of $335.0 million and a total gain on sale of $11.8 million. This sale did not constitute discontinued operations. There were no sales during the three months ended September 30, 2021.
During three months ended September 30, 2020, the Company completed the sale of five properties. Sales included two offices, one hotel, one industrial and one retail property for a total gross sales price of $143.4 million and a total gain of $10.8 million. During the nine months ended September 30, 2020, the Company completed the sale of 11 properties. Sales included five offices, two multifamily, one hotel, one industrial, one retail and one manufactured housing property for a total gross sales price of $317.1 million and a total net gain of $6.9 million.
These sales did not constitute discontinued operations.
7. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at September 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

	September 30, 2021
	Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
In-place lease values	$82,585	$(33,541)	$49,044
Deferred leasing costs	29,752	(14,296)	15,456
Above-market lease values	10,344	(7,528)	2,816
	$122,681	$(55,365)	$67,316
Intangible Liabilities
Below-market lease values	$16,200	$(9,626)	$6,574
_________________________________________
(1)Excludes deferred leasing costs and intangible assets and intangible liabilities related to assets held for sale at September 30, 2021 and December 31, 2020.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
_________________________________________
(1)Excludes deferred leasing costs and intangible assets and intangible liabilities related to assets held for sale at September 30, 2021 and December 31, 2020.

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Above-market lease values	$(327)	$(451)	$(993)	$(1,944)
Below-market lease values	360	294	1,052	2,353
Net increase (decrease) to property operating income	$33	$(157)	$59	$409

In-place lease values	$1,762	$2,588	$5,390	$9,685
Deferred leasing costs	842	1,428	2,398	4,669
Other intangibles	—	118	172	381
Amortization expense	$2,604	$4,134	$7,960	$14,735

The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of September 30, 2021 (dollars in thousands):

	2021	2022	2023	2024	2025	2026 and thereafter	Total
Above-market lease values	$332	$1,065	$575	$447	$269	$128	$2,816
Below-market lease values	(358)	(1,384)	(1,378)	(1,377)	(1,376)	(701)	(6,574)
Net increase (decrease) to property operating income	$(26)	$(319)	$(803)	$(930)	$(1,107)	$(573)	$(3,758)

In-place lease values	$1,709	$6,098	$5,250	$4,950	$4,265	$26,772	$49,044
Deferred leasing costs	816	2,932	2,390	2,086	1,699	5,533	15,456
Amortization expense	$2,525	$9,030	$7,640	$7,036	$5,964	$32,305	$64,500

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Restricted cash:
Borrower escrow deposits	$54,866	$36,973
Capital expenditure reserves	8,232	6,949
Real estate escrow reserves	4,736	13,807
Working capital and other reserves	2,229	2,561
Tenant lockboxes	241	4,633
Margin pledged as collateral	—	290
Total	$70,304	$65,213
The following table presents a summary of other assets as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Other assets:
Right-of-use lease asset	$25,891	$22,056
Prepaid taxes and deferred tax assets	24,879	26,294
Prepaid expenses	5,898	4,272
Derivative asset	4,389	386
Deferred financing costs, net - credit facilities	3,899	6,440
Other	1,095	1,452
Total	$66,051	$60,900
The following table presents a summary of accrued and other liabilities as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Accrued and other liabilities:
Current and deferred tax liability	$33,757	$32,569
Operating lease liability	26,094	22,186
Interest payable	9,697	14,970
Accounts payable, accrued expenses and other liabilities	13,882	15,083
Prepaid rent and unearned revenue	7,341	9,082
Unfunded CECL loan allowance	926	1,313
Tenant security deposits	410	1,338
Other	234	37
Total	$92,341	$96,578

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9. Debt
The following table presents debt as of September 30, 2021 and December 31, 2020 (dollars in thousands):

						September 30, 2021		December 31, 2020
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	SOFR(4) + 1.59%		$840,423	$836,464	$840,423	$835,153
BRSP 2021-FL1(3)		Non-recourse	Aug-38	LIBOR + 1.49%		670,000	663,759	—	—
Subtotal securitization bonds payable, net						1,510,423	1,500,223	840,423	835,153

Mortgage and other notes payable, net
Net lease 6		Non-recourse	Oct-27	4.45%		23,253	23,253	23,608	23,608
Net lease 5		Non-recourse	Nov-26	4.45%		3,306	3,236	3,351	3,272
Net lease 4		Non-recourse	Nov-26	4.45%		7,132	6,983	7,230	7,059
Net lease 3(5)		Non-recourse	Oct-21	6.00%		11,967	11,907	12,191	12,163
Net lease 6		Non-recourse	Jul-23	LIBOR + 2.15%		986	965	1,364	1,333
Net lease 5		Non-recourse	Aug-26	4.08%		30,843	30,634	31,244	31,004
Net lease 1(6)		Non-recourse	Nov-26	4.45%		17,950	17,574	18,196	17,765
Net lease 1(7)		Non-recourse	Mar-28	4.38%		11,828	11,391	12,021	11,584
Net lease 1		Non-recourse	Jul-25	4.31%		—	—	250,000	247,939
Net lease 2(8)		Non-recourse	Jun-25	3.91%		183,616	186,220	187,151	189,806
Net lease 3		Non-recourse	Sep-33	4.77%		200,000	198,667	200,000	198,604
Other real estate 1		Non-recourse	Oct-24	4.47%		105,690	106,115	107,029	107,596
Other real estate 3		Non-recourse	Jan-25	4.30%		72,838	72,355	73,905	73,341
Other real estate 6(9)		Non-recourse	Apr-24	LIBOR + 2.95%		30,195	30,054	22,788	22,306
Loan 9(10))		Non-recourse	Jun-24	LIBOR + 3.00%		65,377	65,377	75,377	75,377
Subtotal mortgage and other notes payable, net						764,981	764,731	1,025,455	1,022,757

Bank credit facility
Bank credit facility	$300,000	Recourse	Feb-23 (11)	LIBOR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1 facility 3	$400,000	Limited Recourse(12)	Apr-26(13)	LIBOR + 1.94%	(14)	94,350	94,350	112,509	112,509
Bank 2 facility 3	21,353	Limited Recourse(12)	Oct-22(15)	(16)	(14)	—	—	19,353	19,353
Bank 3 facility 3	600,000	Limited Recourse(12)	Apr-23(17)	LIBOR + 1.97%	(14)	97,312	97,312	196,738	196,738
Bank 7 facility 1	500,000	Limited Recourse(12)	Apr-25(18)	LIBOR + 1.86%	(14)	163,991	163,991	89,912	89,912
Bank 8 facility 1	250,000	Limited Recourse(12)	Jun-23(19)	LIBOR + 1.95%	(14)	148,464	148,464	116,712	116,712
Bank 9 facility 1	300,000	(20)	May-26(21)	LIBOR + 2.00%	(14)	54,345	54,345	—	—
Subtotal master repurchase facilities	$2,071,353					558,462	558,462	535,224	535,224

Subtotal credit facilities						558,462	558,462	535,224	535,224

Total						$2,833,866	$2,823,416	$2,401,102	$2,393,134
_________________________________________
(1)Subject to customary non-recourse carveouts.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
(4)As of June 17, 2021, the benchmark index interest rate was converted from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points.
(5)The current maturity date is October 2021 and was subsequently extended to November 2021.
(6)Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.
(7)Represents a mortgage note collateralized by three properties.
(8)As of September 30, 2021, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $186.2 million.
(9)The current maturity of the mortgage payable is April 2022, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(10)The current maturity of the note payable is June 2022, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(11)The ability to borrow additional amounts terminates on February 1, 2022 at which time the Company may, at its election, extend the termination date for two additional six-month terms.
(12)Recourse solely with respect to 25.0% of the financed amount.
(13)The current maturity date is April 2023, with three one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(14)Represents the weighted average spread as of September 30, 2021. The contractual interest rate depends upon asset type and characteristics and ranges from one-month London Interbank Offered Rates (“LIBOR”) plus 1.50% to 2.60%.
(15)The current maturity date is October 2022. Upon reaching the maturity date the Company did not extend Bank 2 Facility 3 and thus no longer has availability.
(16)The interest rate will be determined by the lender in its sole discretion.
(17)The current maturity date is April 2022, with a one-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(18)The current maturity date is April 2024, with a one-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(19)The current maturity date is June 2022, with a one-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(20)Recourse is either 25.0% or 50.0% depending on loan metrics.
(21)The current maturity date is May 2024, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at September 30, 2021 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remainder of 2021	$12,577	$—	$12,577	$—
2022	2,520	—	2,520	—
2023	248,303	—	2,527	245,776
2024	203,481	—	203,481	—
2025	422,721	—	258,730	163,991
2026 and thereafter	1,944,264	1,510,423	285,146	148,695
Total	$2,833,866	$1,510,423	$764,981	$558,462
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At September 30, 2021, the borrowing base valuation was sufficient to support the borrowing of up to $157.8 million.
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the applicable borrower’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35%) at September 30, 2021, depending upon the amount of facility utilization.
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
On April 5, 2021, the Company entered into a fourth amendment to its Bank Credit Facility to: (i) permit the OP to consummate the Internalization; (ii) reduce the minimum tangible net worth covenant requirement from $1.5 billion to $1.35 billion upon consummation of the Internalization; (iii) increase the Company’s ability to make restricted payments including additional dividends and stock buybacks and remove all material restrictions on new investments, in each case, so long as no default exists and the OP is in compliance with the financial covenants; (iv) increase the maximum amount available for borrowing from 90% to 100% of borrowing base value; and (v) reduce the aggregate amount of lender commitments from $450.0 million to $300.0 million. At September 30, 2021, the Company was in compliance with all of the financial covenants.
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
CLNC 2019-FL1
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.4 million of investment grade notes. The securitization reflects an advance rate of 83.5% at a weighted average cost of funds of SOFR plus 1.59% (before transaction expenses), and is collateralized by a pool of 24 senior loan investments.
On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors relevant to CLNC 2019-FL1 would cease to be published or no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. As of June 17, 2021, the benchmark index interest rate was converted from LIBOR to SOFR, plus a benchmark adjustment of 11.448 basis points with a lookback period equal to the number of calendar days in the applicable Interest Accrual Period plus two SOFR business days, conforming with the indenture agreement and recommendations from the ARRC. Compounded SOFR for any interest accrual period shall be the “30-Day Average SOFR” as published by the Federal Reserve Bank of New York on each benchmark determination date.
CLNC 2019-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that the Company reinvests the available proceeds within CLNC 2019-FL1. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021 and principal proceeds from underlying loans will be used to amortize the securitization bonds payable going forward.
Additionally, CLNC 2019-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
outstanding tranche. While the Company continues to closely monitor all loan investments contributed to CLNC 2019-FL1, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
BRSP 2021-FL1
In July 2021, the Company executed a securitization transaction through wholly-owned subsidiaries, BRSP 2021-FL1, Ltd. and BRSP 2021-FL1, LLC (collectively, “BRSP 2021-FL1”), which resulted in the sale of $670 million of investment grade notes. The securitization reflects an advance rate of 83.75% at a weighted costs of funds of LIBOR plus 1.49% (before transaction costs), and is collateralized by a pool of 33 senior loan investments.
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
As of September 30, 2021, the Company had $1.8 billion carrying value of CRE debt investments and other assets financed with $1.5 billion of securitization bonds payable, net.
Master Repurchase Facilities
As of September 30, 2021, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.1 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2021, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of September 30, 2021, the Company had $752.1 million carrying value of CRE debt investments financed with $558.5 million under the master repurchase facilities.
During the first quarter of 2021, the Company entered into an amendment under its Master Repurchase Facility with Bank 3 and Bank 7 to extend the maturity date by two years and three years, respectively.
During the second quarter of 2021, the Company entered into an amendment under its Master Repurchase Facility with Bank 1, Bank 8 and Bank 9 to extend the maturity date by three years, two years and two and a half years, respectively.
Additionally, during the second quarter of 2021, the Company entered into amendments under its six Master Repurchase Facilities to: (i) permit the guarantor and the OP to consummate the Internalization; and (ii) reduce the minimum tangible net worth covenant requirement from $1.5 billion to $1.35 billion upon consummation of the Internalization.
Subsequent to September 30, 2021 the Company repaid approximately $23.3 million under its master repurchase facilities. Additionally, upon reaching the maturity date of Bank 2 Facility 3 in October 2021 the Company did not exercise any extension options and thus no longer has availability to draw funds.
CMBS Credit Facilities
As of September 30, 2021 the Company had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The CMBS Credit Facilities were undrawn as of September 30, 2021 and December 31, 2020.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The Company did not incur any management fee expense for the three months ended September 30, 2021 and incurred $9.6 million for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the total management fee expense incurred was $7.1 million and $22.2 million, respectively.
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
The Company did not incur any incentive fees during the three and nine months ended September 30, 2021 and 2020.
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
For the three months ended September 30, 2021, the Manager did not incur any expenses on behalf of the Company that were reimbursable in accordance with the Management Agreement. For the nine months ended September 30, 2021, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $3.1 million, and are included in administrative expense on the consolidated statements of operations. For the three and nine months ended September 30, 2020, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $2.0 million and $7.1 million, respectively. As of December 31, 2020, there was $2.7 million of unpaid expenses included in due to related party in the Company’s consolidated balance sheets.
Equity Plan Grants
In January 2021, the Company granted 1,420,000 shares of restricted stock and 276,000 PSUs to certain employees of the Manager under the 2018 Equity Incentive Plan (the “2018 Plan”). Following the Internalization, these employees became

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
employees of the Company. In April 2020, the Company granted 143,000 shares to its chief executive officer. In March 2019, the Company granted 800,000 shares to the Manager and/or employees thereof under the 2018 Plan. In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and the Manager and/or employees thereof under the 2018 Plan. 1,550,862 shares remain granted and unvested as of September 30, 2021. See Note 11, “Equity-Based Compensation” for further discussion on the 2018 Plan including shares issued to independent directors of the Company. In connection with these grants, the Company recognized share-based compensation expense of $2.6 million and $12.1 million within administrative expense in the consolidated statements of operations for the three and nine months ended September 30, 2021, respectively. The Company recognized share-based compensation expense of $1.3 million and $3.0 million to its Manager within administrative expense in the consolidated statement of operations for the three and nine months ended September 30, 2020, respectively.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Shares subject to an award granted under the 2018 Plan will be counted against the maximum number of shares of Class A common stock available for issuance thereunder as one share of Class A common stock for every one share of Class A common stock subject to such an award. Shares subject to an award granted under the 2018 Plan will again become available for issuance under the 2018 Plan if the award terminates by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares (except as set forth in the following sentence). The number of shares of Class A common stock available for issuance under the 2018 Plan will not be increased by (i) any shares tendered or withheld in connection with the purchase of shares upon exercise of a stock option, (ii) any shares deducted or delivered in connection with the Company’s tax withholding obligations, or (iii) any shares purchased by the Company with proceeds from stock option exercises. The shares granted in May 2020 to the independent directors of the Company under the 2018 Plan vested in May 2021. The shares granted in June 2021 to the independent directors, and in October to the newly appointed independent director, of the Company under the 2018 Plan vest in May 2022. Shares granted to non-independent directors, officers and the Manager under the 2018 Plan vest ratably in three annual installments.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below summarizes the Company’s awards granted, forfeited or vested under the 2018 Plan during the nine months ended September 30, 2021:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested shares at December 31, 2020	885,070	—	885,070	$16.16	$—
Granted	1,458,060	276,000	1,734,060	8.35	11.96
Vested	(792,268)	(4,000)	(796,268)	15.64	11.96
Unvested shares at September 30, 2021	1,550,862	272,000	1,822,862	12.40	11.96
Fair value of equity awards that vested during the nine months ended September 30, 2021 and September 30, 2020, determined based on their respective fair values at vesting date, was $3.9 million and $2.7 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations.
At September 30, 2021, aggregate unrecognized compensation cost for all unvested equity awards was $10.0 million, which is expected to be recognized over a weighted-average period of 2.1 years.
12. Stockholders’ Equity
Authorized Capital
As of September 30, 2021, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of September 30, 2021.
Dividends
During the nine months ended September 30, 2021, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
February 24, 2021	March 31, 2021	April 15, 2021	$0.10
April 30, 2021	June 30, 2021	July 15, 2021	$0.14
August 4, 2021	September 30, 2021	October 15, 2021	$0.16
Subsequent to September 30, 2021, the Board of Directors approved a quarterly cash dividend of $0.18 per share for the fourth quarter of 2021, payable on January 14, 2022 to stockholders of record on December 31, 2021.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$275	$47,127	$7,186	$54,588
Other comprehensive loss before reclassification	(1,035)	—	(7,547)	(8,582)
Amounts reclassified from AOCI	760	—	—	760
Net current period OCI	(275)	—	(7,547)	(7,822)
AOCI at March 31, 2021	$—	$47,127	$(361)	$46,766
Other comprehensive income before reclassification	—	—	1,966	1,966
Amounts reclassified from AOCI	—	—	—	—
Net current period OCI	—	—	1,966	1,966
AOCI at June 30, 2021	$—	$47,127	$1,605	$48,732
Other comprehensive loss before reclassification	—	—	(3,926)	(3,926)
Amounts reclassified from AOCI	—	—	—	—
Net current period OCI	—	—	(3,926)	(3,926)
AOCI at September 30, 2021	$—	$47,127	$(2,321)	$44,806

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2019	$15,909	$25,872	$(13,487)	$28,294
Other comprehensive income (loss)	(73,273)	21,255	(18,981)	(70,999)
AOCI at March 31, 2020	$(57,364)	$47,127	$(32,468)	$(42,705)
Other comprehensive loss before reclassification	(26,905)	—	10,581	(16,324)
Amounts reclassified from AOCI	84,269	—	—	84,269
Net current period OCI	57,364	—	10,581	67,945
AOCI at June 30, 2020	$—	$47,127	$(21,887)	$25,240
Other comprehensive income before reclassification	6,018	—	11,443	17,461
Amounts reclassified from AOCI	(1,748)	—	—	(1,748)
Net current period OCI	4,270	—	11,443	15,713
AOCI at September 30, 2020	$4,270	$47,127	$(10,444)	$40,953

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2020	$(73)	$1,403	$(272)	$1,058
Other comprehensive income (loss) before reclassification	98	—	(210)	(112)
Amounts reclassified from AOCI	(25)	—	—	(25)
Net current period OCI	73	—	(210)	(137)
AOCI at March 31, 2021	$—	$1,403	$(482)	$921
Other comprehensive loss before reclassification	—	—	(89)	(89)
Amounts reclassified from AOCI	—	—	—	—
Net current period OCI	—	—	(89)	(89)
AOCI at June 30, 2021	$—	$1,403	$(571)	$832
Other comprehensive loss before reclassification	—	—	(93)	(93)
Amounts reclassified from AOCI	—	—	—	—
Net current period OCI	—	—	(93)	(93)
AOCI at September 30, 2021	$—	$1,403	$(664)	$739

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2019	$612	$893	$(801)	$704
Other comprehensive income (loss)	(1,756)	509	(455)	(1,702)
AOCI at March 31, 2020	$(1,144)	$1,402	$(1,256)	$(998)
Other comprehensive income (loss) before reclassification	(872)	—	259	(613)
Amounts reclassified from AOCI	2,016	—	—	2,016
Net current period OCI	1,144	—	259	1,403
AOCI at June 30, 2020	$—	$1,402	$(997)	$405
Other comprehensive income before reclassification	63	—	298	361
Amounts reclassified from AOCI	(42)	—	—	(42)
Net current period OCI	21	—	298	319
AOCI at September 30, 2020	$21	$1,402	$(699)	$724

Changes in Components of AOCI - Noncontrolling Interests in investment entities

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$—	$—	$2,193	$2,193
Other comprehensive income	—	—	(776)	(776)
AOCI at March 31, 2021	$—	$—	$1,417	$1,417
Other comprehensive income (loss) before reclassification	—	—	336	336
Amounts reclassified from OCI	—	—	—	—
Net current period OCI	—	—	336	336
AOCI at June 30, 2021	$—	$—	$1,753	$1,753
Other comprehensive income	—	—	119	119
Amounts reclassified from OCI	—	—	—	—
Net current period OCI	—	—	119	119
AOCI at September 30, 2021	$—	$—	$1,872	$1,872

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain	Total
AOCI at December 31, 2019	$—	$—	$—	$—
Other comprehensive income (loss)	—	—	—	—
AOCI at March 31, 2020	$—	$—	$—	$—
Other comprehensive income	—	—	257	257
AOCI at June 30, 2020	$—	$—	$257	$257
Other comprehensive income	—	—	915	915
AOCI at September 30, 2020	$—	$—	$1,172	$1,172

The following table presents the details of the reclassifications from AOCI for the nine months ended September 30, 2021:

(in thousands)
Component of AOCI reclassified into earnings	Nine Months Ended September 30, 2021	Affected Line Item in the Consolidated Statements of Operations
Realized gain on sale of real estate securities	$104	Other gain (loss), net
Impairment of real estate securities	$(967)	Other gain (loss), net
13. Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited partnership interests in the OP held by an affiliate of DigitalBridge. Net income (loss) attributable to the noncontrolling interests is based on the limited partners’ ownership percentage of the OP. Net loss attributable to the noncontrolling interests of the OP was $1.6 million and $4.0 million for the three and nine months ended September 30, 2021, respectively. Net income attributable to noncontrolling interest of the OP for three months ended September 30, 2020 was $0.2 million and net loss attributable to noncontrolling interests in the operating partnership was $7.1 million for the nine months ended September 30, 2020, respectively.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities was $0.1 million and $3.7 million for the three and nine months ended September 30, 2021, respectively. Net income attributable to noncontrolling

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
interests in the investment entities for three months ended September 30, 2020 was $1.2 million and net loss attributable to noncontrolling interests in the investments entities was $6.4 million for the nine months ended September 30, 2020.
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
For the three months ended September 30, 2021, the Company has drawn-down additional funds of $2.1 million from GS and completed $16.3 million in cash distributions to GS. The noncontrolling interest in investment entities on the Company’s consolidated balance sheet includes $219.6 million representing GS’s investment at September 30, 2021 under the HLBV method.
In July 2021, the Company agreed to sell the four co-investments within the 5-Investment Preferred Financing. Refer to Note 4, “Investments in Unconsolidated Ventures” for more details on this transaction.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
management applies adjustments based on or using unobservable inputs and would be classified as Level 3 of the fair value hierarchy. Management determines the prices are representative of fair value through a review of available data, including observable inputs, recent transactions as well as its knowledge of and experience in the market.
Investing VIEs
As discussed in Note 5, “Real Estate Securities, Available for Sale,” the Company has elected the fair value option for the financial assets and liabilities of the consolidated Investing VIEs. The Investing VIEs are “static,” that is no reinvestment is permitted and there is very limited active management of the underlying assets. The Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the Investing VIEs are more observable, but in either case, the methodology results in the fair value of the assets of the securitization trust being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of the securitization trust is more observable, since market prices for the liabilities are available from a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The financial assets of the securitization trust is not readily marketable and their fair value measurement requires information that may be limited in availability.
In determining the fair value of the trust’s financial liabilities, the dealers will consider contractual cash payments and yields expected by market participants. Dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. The Company’s collateralized mortgage obligations are classified as Level 2 of the fair value hierarchy, where a third-party pricing service or broker quotations are available and are based on observable valuation inputs, and as Level 3 of the fair value hierarchy, where internal price is utilized based on or using unobservable inputs. In accordance with ASC 810, Consolidation, the assets of the securitization trust are an aggregate value derived from the fair value of the trust’s liabilities, and the Company has determined that the valuation of the trust’s assets in their entirety including its retained interests from the securitizations (eliminated in consolidation in accordance with U.S. GAAP) should be classified as Level 3 of the fair value hierarchy.
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures - PE Investments	$—	$—	$4,848	$4,848	$—	$5	$6,878	$6,883
Real estate securities, available for sale	—	3,945	—	3,945	—	10,389	—	10,389
Mortgage loans held in securitization trusts, at fair value	—	—	840,341	840,341	—	—	1,768,069	1,768,069
Other assets - derivative assets	—	4,389	—	4,389	—	386	—	386
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$800,831	$—	$800,831	$—	$1,708,534	$—	$1,708,534
Other liabilities - derivative liabilities	—	15	—	15	—	37	—	37

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2021 and year ended December 31, 2020 (dollars in thousands):

	Nine Months Ended September 30, 2021		Year Ended December 31, 2020
	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)
Beginning balance	$6,878	$1,768,069	$8,858	$1,872,970
Distributions/paydowns	(1,957)	(70,838)	(2,649)	(76,719)
Sale of investments	—	(28,662)	—	—
Deconsolidation of securitization trust(2)	—	(802,196)	—	—
Equity in earnings	(73)	—	669	—
Unrealized loss in earnings	—	(2,649)	—	(28,182)
Realized loss in earnings	—	(23,383)	—	—
Ending balance	$4,848	$840,341	$6,878	$1,768,069
_________________________________________
(1)For the nine months ended September 30, 2021, the Company recorded an unrealized loss of $2.6 million related to mortgage loans held in securitization trusts, at fair value and an unrealized gain of $34.6 million related to mortgage obligations issued by securitization trusts, at fair value.
(2)In April 2021, the Company sold its retained investments in the subordinate tranches of one securitization trust. As a results of the sale, the Company deconsolidated one of the securitization trusts. See Note 5, “Real Estate Securities, Available for Sale” for further information.
As of September 30, 2021 and December 31, 2020, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of September 30, 2021 and December 31, 2020, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. As of September 30, 2021, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield of 22.2% and a weighted average life of 5.7 years. As of December 31, 2020, the key unobservable inputs included yields ranging from 21.1% to 53.7%, respectively, and a weighted average life of 5.0 years. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
During the nine months ended September 30, 2021, the Company recorded a $23.4 million realized loss on mortgage loans held in securitization trusts, at fair value, which is comprised of a $19.5 million loss upon the sale of the Company’s retained interests in the subordinate tranches of one securitization trust. Additionally, the Company recorded a realized loss of $3.9 million related to the sale of an underlying loan held within one of its retained investments in the subordinate tranches of another securitization trust, of which the realized loss was previously included in the Company’s loss projections and therefore no fair value write down was required in the third quarter of 2021.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of September 30, 2021 and December 31, 2020, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021				December 31, 2020
	Principal Amount	Carrying Value		Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net	$3,180,992	$3,123,506	(2)	$3,138,262	$2,225,856	(2)	$2,183,497	$2,189,006
Financial liabilities:(1)
Securitization bonds payable, net	$1,510,423	$1,500,223		$1,510,423	$840,423		$835,153	$840,423
Mortgage and other notes payable, net	764,981	764,731		764,981	1,025,455		1,022,757	1,025,455
Master repurchase facilities	558,462	558,462		558,462	535,224		535,224	535,224
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $233.7 million and $163.0 million as of September 30, 2021 and December 31, 2020, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2021. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of September 30, 2021, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of September 30, 2021, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following table summarizes assets carried at fair value on a nonrecurring basis as of September 30, 2021 (dollars in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Investments in unconsolidated ventures(1)	$—	$—	$123,301	$123,301
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
As of September 30, 2021 and December 31, 2020, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	Non-Designated Hedges
	September 30, 2021	December 31, 2020
Derivative Assets
Foreign exchange contracts	$4,389	$386
Included in other assets	$4,389	$386
Derivative Liabilities
Interest rate contracts	$(15)	$(37)
Included in accrued and other liabilities	$(15)	$(37)
As of September 30, 2021, the Company’s counterparties held $0.1 million in cash collateral.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the Company’s interest rate contracts as of September 30, 2021:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)	Range of Maturity Dates
		Non-Designated
FX Forward	NOK	231,317	November 2021 - May 2024
FX Forward	EUR	120,000	December 2021
Interest Rate Swap	USD	30,879	April 2022 - July 2023
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations and of comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other gain (loss), net
Non-designated foreign exchange contracts	$3,304	$99	$4,257	$4,573
Non-designated interest rate contracts	4	7	22	(17,084)
	$3,308	$106	$4,279	$(12,511)
Other income
Non-designated foreign exchange contracts	$—	$—	$—	$178
	$—	$—	$—	$178
Accumulated other comprehensive income (loss)
Designated foreign exchange contracts	$—	$—	$—	$21,764
	$—	$—	$—	$21,764
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), net. During the nine months ended September 30, 2021 and 2020, no gain (loss) was transferred from accumulated other comprehensive income (loss).
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Net Amounts of Assets (Liabilities)
September 30, 2021
Derivative Assets
Foreign exchange contracts	$4,389	$4,389
	$4,389	$4,389
Derivative Liabilities
Interest rate contracts	$(15)	$(15)
	$(15)	$(15)

December 31, 2020
Derivative Assets
Foreign exchange contracts	$386	$386
	$386	$386
Derivative Liabilities
Interest rate contracts	$(37)	$(37)
	$(37)	$(37)
The Company did not offset any of its derivatives positions as of September 30, 2021 and December 31, 2020.
During the third quarter of 2021, the Company entered into three USD-EUR forward swaps for a total notional amount of 120 million EUR in order to minimize foreign currency cash flow risk on the Company’s European denominated assets. These forward swaps mature on December 31, 2021, where the Company has agreed to sell EUR and buy USD at a locked in forward curve rate.
16. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2021, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans and preferred equity held for investment was $226.2 million for senior loans and $7.5 million for mezzanine loans. Total unfunded commitments for equity method investments was $4.5 million.
Ground Lease Obligation
The Company’s operating leases are ground leases acquired with real estate.
At September 30, 2021, the weighted average remaining lease term was 13.9 years for ground leases.
The following table presents ground lease expense, included in property operating expense, for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense:
Minimum lease expense	$761	$805	$2,290	$2,407
	$761	$805	$2,290	$2,407

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of September 30, 2021 (dollars in thousands):

Remainder of 2021	$768
2022	3,099
2023	3,110
2024	2,213
2025	2,148
2026 and thereafter	19,327
Total lease payments	30,665
Less: Present value discount	9,759
Operating lease liability (Note 8)	$20,906
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
At September 30, 2021, the remaining lease term was 7.0 years for the New York office lease.
For the nine months ended September 30, 2021, the following table summarizes lease expense, included in administrative expense (dollars in thousands):

Nine Months Ended September 30, 2021
Corporate Office
Operating lease expense:
Fixed lease expense	$333
$333

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The operating lease liability for the office lease was determined using a weighted average discount rate of 2.36%. As of September 30, 2021, the Company’s future operating lease commitments for the corporate office was as follows (dollars in thousands):

Corporate Offices
Remainder of 2021	$200
2022	798
2023	798
2024	798
2025	798
2026 and thereafter	2,195
Total lease payments	5,587
Less: Present value discount	$386
Operating lease liability (Note 8)	$5,201
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of September 30, 2021, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Internalization
During the second quarter of 2021, the Company finalized the internalization with its Manager. The Company entered into the Termination Agreement with its Manager pursuant to which the Management Agreement terminated effective April 30, 2021, and the Company will no longer pay base management fees or incentive fees with respect to any period thereafter and made a one-time cash payment of $102.3 million to the Manager.
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
The following tables present segment reporting for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Three Months Ended September 30, 2021
Net interest income (expense)	$33,110	$1,296	$—	$(988)	$33,418
Property and other income	760	(189)	26,367	384	27,322
Property operating expense	—	—	(7,266)	—	(7,266)
Transaction, investment and servicing expense	(548)	(4)	(106)	(428)	(1,086)
Interest expense on real estate	—	—	(7,968)	—	(7,968)
Depreciation and amortization	—	—	(8,697)	(153)	(8,850)
Provision for loan losses	(769)	—	—	—	(769)
Administrative expense	(53)	(229)	—	(11,530)	(11,812)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	3,867	—	—	3,867
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(3,867)	—	—	(3,867)
Other gain, net	—	—	275	3,034	3,309
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	32,500	874	2,605	(9,681)	26,298
Equity in earnings (loss) of unconsolidated ventures	(95,977)	—	—	—	(95,977)
Income tax expense	—	(2,058)	(7)	—	(2,065)
Net income (loss)	$(63,477)	$(1,184)	$2,598	$(9,681)	$(71,744)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Three Months Ended September 30, 2020
Net interest income (expense)	$24,677	$2,338	$6	$(1,798)	$25,223
Property and other income	(14)	225	41,421	76	41,708
Management fee expense	—	—	—	(7,083)	(7,083)
Property operating expense	—	—	(15,277)	—	(15,277)
Transaction, investment and servicing expense	(226)	(12)	(440)	(949)	(1,627)
Interest expense on real estate	—	—	(12,205)	—	(12,205)
Depreciation and amortization	—	—	(14,770)	—	(14,770)
Provision for loan losses	(10,404)	—	—	—	(10,404)
Impairment of operating real estate	—	—	(3,451)	—	(3,451)
Administrative expense	(41)	(285)	(69)	(5,385)	(5,780)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(13,750)	—	588	(13,162)
Other gain (loss), net	(1,457)	1,790	9,347	—	9,680
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	12,535	(9,694)	4,562	(14,551)	(7,148)
Equity in earnings (loss) of unconsolidated ventures	(1,779)	—	—	—	(1,779)
Income tax benefit	1,915	12,822	620	—	15,357
Net income (loss)	$12,671	$3,128	$5,182	$(14,551)	$6,430
_________________________________________
(1)Includes losses incurred from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended September 30, 2020, $0.6 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Nine Months Ended September 30, 2021
Net interest income (expense)	$81,954	$4,930	$—	$(3,027)	$83,857
Property and other income	941	(136)	76,972	1,221	78,998
Management fee expense	—	—	—	(9,596)	(9,596)
Property operating expense	—	—	(22,135)	—	(22,135)
Transaction, investment and servicing expense	(1,800)	(171)	(283)	(1,764)	(4,018)
Interest expense on real estate	—	—	(24,378)	—	(24,378)
Depreciation and amortization	—	—	(28,185)	(198)	(28,383)
Provision for loan losses	(5,194)	—	—	—	(5,194)
Administrative expense	(593)	(1,175)	—	(36,692)	(38,460)
Restructuring charges	—	—	—	(109,321)	(109,321)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	32,021	—	—	32,021
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(23,383)	—	—	(23,383)
Other gain (loss), net	(400)	(859)	10,737	3,034	12,512
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	74,908	11,227	12,728	(156,343)	(57,480)
Equity in earnings (loss) of unconsolidated ventures	(132,043)	(200)	—	—	(132,243)
Income tax benefit (expense)	—	(232)	102	—	(130)
Net income (loss)	$(57,135)	$10,795	$12,830	$(156,343)	$(189,853)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Nine Months Ended September 30, 2020
Net interest income (expense)	$76,794	$8,929	$15	$(7,721)	$78,017
Property and other income	118	297	138,379	198	138,992
Management fee expense	—	—	—	(22,235)	(22,235)
Property operating expense	—	—	(54,119)	—	(54,119)
Transaction, investment and servicing expense	(3,060)	(93)	(787)	(3,728)	(7,668)
Interest expense on real estate	—	—	(37,101)	—	(37,101)
Depreciation and amortization	—	—	(46,766)	—	(46,766)
Provision for loan losses	(80,285)	—	—	—	(80,285)
Impairment of operating real estate	—	—	(33,512)	—	(33,512)
Administrative expense	(790)	(1,020)	(297)	(17,462)	(19,569)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(43,154)	—	1,565	(41,589)
Other gain (loss), net	(38,638)	(101,552)	10,169	(94)	(130,115)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(45,861)	(136,593)	(24,019)	(49,477)	(255,950)
Equity in earnings (loss) of unconsolidated ventures	(71,102)	1,213	—	—	(69,889)
Income tax benefit (expense)	(646)	11,274	916	—	11,544
Net income (loss)	$(117,609)	$(124,106)	$(23,103)	$(49,477)	$(314,295)
_________________________________________
(1)Includes losses incurred from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the nine months ended September 30, 2020, $1.6 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

The following table presents total assets by segment as of September 30, 2021 and December 31, 2020 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity(1)	CRE Debt Securities(2)	Net Leased and Other Real Estate	Corporate(3)	Total
September 30, 2021	$2,288,717	$754,562	$894,675	$1,540,601	$5,478,555
December 31, 2020	1,929,937	1,720,624	1,261,137	1,300,239	6,211,937
_________________________________________
(1)Includes investments in unconsolidated ventures totaling $199.6 million and $366.5 million as of September 30, 2021 and December 31, 2020, respectively.
(2)Includes PE Investments totaling $4.8 million and $6.9 million as of September 30, 2021 and December 31, 2020, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total income by geography:
United States	$(17,238)	$90,814	$121,275	$222,547
Europe	6,471	5,968	(13,259)	30,115
Total(1)	$(10,767)	$96,782	$108,016	$252,662

	September 30, 2021	December 31, 2020
Long-lived assets by geography:
United States	$558,507	$600,767
Europe	300,755	314,190
Total(2)	$859,262	$914,957
_________________________________________
(1)Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.
(2)Long-lived assets are comprised of real estate and real estate related intangible assets, and excludes financial instruments and assets held for sale.
18. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2021 and 2020 consist of the following (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(71,744)	$6,430	$(189,853)	$(314,295)
Net (income) loss attributable to noncontrolling interests:
Investment Entities	61	(1,222)	3,746	6,362
Operating Partnership	1,626	(201)	4,016	7,109
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(70,057)	$5,007	$(182,091)	$(300,824)

Numerator:
Net loss allocated to participating securities (non-vested shares)	$—	$—	$—	$(322)
Net loss attributable to common stockholders	$(70,057)	$5,007	$(182,091)	$(301,146)

Denominator:
Weighted average shares outstanding(1)	128,693	128,583	128,430	128,537

Net loss per common share - basic and diluted	$(0.54)	$0.04	$(1.42)	$(2.34)
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 1,550,862 and 867,956 restricted stock awards as of September 30, 2021 and 2020 net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per common share for the three and nine months ended September 30, 2021.

COLONY CREDIT REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
19. Restructuring Charges
In April 2021, the Company entered into the Termination Agreement with its Manager pursuant to which the Company internalized its management function and made a one-time cash payment of $102.3 million to the Manager. The Company will no longer pay base management fees or incentive fees with respect to any period after April 30, 2021. The Company did not incur any restructuring costs for the three months ended September 30, 2021 and incurred $109.3 million of restructuring costs for the nine months ended September 30, 2021, which were paid by the Company in the second quarter of 2021. The additional restructuring costs of $7.0 million consist primarily of fees paid for legal and investment banking advisory services. Refer to Note 1, “Business and Organization,” for further detail.
20. Subsequent Events
Dividends
On October 15, 2021, the Company paid a quarterly cash dividend of $0.16 per share of Class A common stock for the quarter ending September 30, 2021, to stockholders of record on September 30, 2021.
Subsequent to September 30, 2021, the Board of Directors approved a quarterly cash dividend of $0.18 per share for the fourth quarter of 2021, payable on January 14, 2022 to stockholders of record on December 31, 2021.
Loan Originations
Subsequent to September 30, 2021, the Company funded four senior mortgage loans with a total commitment of $85.8 million. The average initial funded amount was $19.9 million and had a weighted average spread of 3.59% plus LIBOR.
Investment Sales
Subsequent to September 30, 2021, the Company sold one CRE security for $5.1 million in gross proceeds and will recognize a gain of approximately $1.2 million. Following the sale, the Company no longer holds any CRE securities.

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
Introduction
We are a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which we expect to be our primary investment strategy. Additionally, we may also selectively originate mezzanine loans and preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with our origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. We will continue to target net leased equity investments on a selective basis. Additionally, we currently have investments in CRE debt securities primarily consisting of commercial mortgage-backed securities (“CMBS”) (including “B-pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (including the junior tranches collateralized by pools of CRE debt investments). We have continued to reduce our CMBS holdings since the second quarter of 2020, and have one CMBS security available for sale in addition to our “B-pieces” of a CMBS securitization pool at September 30, 2021. Any future investments in CRE debt securities would be selective and opportunistic.
We were organized in the state of Maryland on August 23, 2017 and maintain key offices in New York, New York and Los Angeles, California. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all our activities and hold substantially all our assets and liabilities through our operating subsidiary, BrightSpire Capital Operating Company, LLC (formerly known as Credit RE Operating Company, LLC, the “OP”). At September 30, 2021, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned as noncontrolling interests.
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
Our executive team remains unchanged, including Michael J. Mazzei, Chief Executive Officer and President; Andrew E. Witt, Chief Operating Officer and Executive Vice President; Frank V. Saracino, Chief Financial Officer and Executive Vice President; David A. Palamé, General Counsel, Secretary and Executive Vice President; George Kok, Chief Credit Officer; and Daniel Katz, Head of Originations. As a result of the Company’s 2021 Annual Meeting of Stockholders, DigitalBridge no longer has affiliated representatives on our board of directors. The Company’s board of directors is comprised of six members, including our five incumbent independent directors, led by Catherine D. Rice, our Independent Chairperson, Vernon Schwartz, John Westerfield, Winston W. Wilson and Kim S. Diamond who was recently appointed during the fourth quarter of 2021, and Michael J. Mazzei, the Company’s Chief Executive Officer and President. Additionally, certain professionals that have contributed substantially to our investment, underwriting, portfolio and asset management, loan servicing, financial reporting, treasury, legal, tax, credit, risk and compliance responsibilities seamlessly moved forward as direct employees of the Company.
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
Our Target Assets
During the third quarter of 2021, we have continued to selectively pursue new investments. These new investments were entirely first mortgage loans eligible for collateralized loan obligation securitizations.
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
Our Business Segments
During the first quarter of 2021, we realigned the business and reportable segment information to reflect how the Chief Operating Decision Makers (“CODM”) regularly review and manage the business. As a result, we present our business as one portfolio and the following business segments:
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
Significant Developments
During the three months ended September 30, 2021 and through November 2, 2021, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•During the third quarter of 2021, we executed a securitization transaction through BRSP 2021-FL1, contributing 31 floating rate mortgages secured by 42 properties, totaling $800 million, which resulted in the sale of $670 million of investment grade notes. The securitization reflects an advance rate of 83.75% at a weighted cost of funds of LIBOR plus 1.49% (before transaction expenses). In connection with this transaction, we repaid $701.4 million under our master repurchase facilities during the third quarter of 2021. See “Liquidity and Capital Resources” below for further discussion;
•Declared and paid a third quarter $0.16 per share dividend on October 15, 2021;
•In October 2021, our board of directors declared a fourth quarter dividend of $0.18 per share, payable on January 14, 2022 to stockholders of record as of December 31, 2021;
•As of the date of this report, we have approximately $367 million of liquidity, consisting of $209 million cash on hand and $158 million available on our Bank Credit Facility.
Our Portfolio
•During the third quarter of 2021, as a result of maturity default, a consolidation of all indebtedness senior to our position and other factors, we recorded a fair value loss adjustment of $97.9 million on a mezzanine B-participation investment in a development project in Los Angeles, California. See “Los Angeles, California Mixed-Use Project” in “Our Portfolio” below;

•In the fourth quarter of 2021, we expect to amend and restate the senior mortgage loan in a hotel located in San Jose, California, subject to customary closing conditions, in the amount of $184.9 million. As terms were approved in the second quarter of 2021 and our senior loan documents were substantively finalized during the third quarter of 2021, for the three months ended September 30, 2021 we reinstated the loan investment and recognized interest income of $6.1 million and $0.7 million of other income related to late fees on the consolidated statement of operations. See “San Jose, California Hotel Senior Loan” in “Our Portfolio” below;
•During the third quarter of 2021, we funded 18 senior mortgage loans with a total commitment of $518.5 million. The average initial funded amount was $25.5 million and had a weighted average spread of 3.35% plus LIBOR;
•Subsequent to September 30, 2021, we funded four senior mortgage loans with a total commitment of $85.8 million. The average initial funded amount was $19.9 million and had a weighted average spread of 3.59% plus LIBOR;
•During the third quarter of 2021, we entered into three USD-EUR forward swaps for a total notional amount of 120 million EUR. In order to minimize foreign currency cash flow risk on our European denominated assets, we have agreed to sell EUR and buy USD at a locked in forward curve rate pursuant to the forward swaps. These forward swaps mature on December 31, 2021;
•Subsequent to September 30, 2021, we sold one CRE security for $5.1 million in gross proceeds and will recognize a gain of approximately $1.2 million. Following the sale, we no longer hold any CRE securities.
Results of Operations
Our Portfolio
•Generated U.S. GAAP net loss of $70.1 million, or $(0.54) per share, Distributable Earnings (Loss) of $68.4 million, or $(0.51) per share and Adjusted Distributable Earnings of $35.0 million, or $0.26 per share during the three months ended September 30, 2021.
Impact of COVID-19
Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. Accordingly, the COVID-19 pandemic has negatively impacted CRE credit REITs across the industry, as well as other companies that own and operate commercial real estate investments, including our company. As we manage the impact and uncertainties of the COVID-19 pandemic, liquidity and investment and portfolio management remain key priorities.
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

Our Portfolio
As of September 30, 2021, our portfolio consisted of 108 investments representing approximately $3.9 billion in book value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 90 senior mortgage loans, mezzanine loans, preferred equity investments and other loans and had a weighted average cash coupon of 3.8% and a weighted average all-in unlevered yield of 5.4%. Our net leased real estate consisted of approximately 3.2 million total square feet of space and total third quarter 2021 net operating income (“NOI”) of that portfolio was approximately $9.4 million.
As of September 30, 2021, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at BRSP share)(2)	Net book value (Consolidated)(3)	Net book value (at BRSP share)(4)
Our Portfolio
Senior mortgage loans(5)	75	$3,063,361	$2,976,118	$929,096	$841,852
Mezzanine loans(5)	10	262,435	185,631	262,435	185,631
Preferred equity(5)(6)	5	39,167	35,781	39,167	35,781
Subtotal	90	3,364,963	3,197,530	1,230,698	1,063,264
Net leased real estate	9	683,439	495,790	192,562	149,113
Other real estate	3	213,467	199,784	4,743	4,358
CRE debt securities	5	43,069	43,069	43,069	43,069
Private equity interests	1	4,848	4,848	4,848	4,848
Total/Weighted average Our Portfolio	108	$4,309,786	$3,941,021	$1,475,920	$1,264,652
________________________________________
(1)Count for net leased real estate represents number of investments.
(2)Book value at our share represents the proportionate book value based on ownership by asset as of September 30, 2021.
(3)Net book value represents book value less any associated financing as of September 30, 2021.
(4)Net book value at our share represents the proportionate book value based on asset ownership less any associated financing based on ownership as of September 30, 2021.
(5)Senior mortgage loans, mezzanine loans, and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.
(6)Preferred equity balances include $16.9 million of book value at our share attributable to related equity participation interests.
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
As mentioned above, management considers several risk factors when assigning our risk ranking each quarter. For the quarter ended September 30, 2021, management believes the extended impact of the COVID-19 pandemic remains uncertain, and therefore continues to represent a significant risk to our portfolio. However, the origination of 18 new loans during the quarter and improved outlook in others, such as our San Jose, California Hotel Senior Loan (discussed in further detail below), resulted in a quarter-end average risk rating of 3.2. This is a slight improvement as compared to an average risk ranking of 3.5 for the quarter ended June 30, 2021.
Senior and Mezzanine Loans and Preferred Equity
Our senior and mezzanine loans and preferred equity consists of senior mortgage loans, mezzanine loans and preferred equity interests, some of which have equity participation interests.
The following table provides a summary of our senior and mezzanine loans and preferred equity based on our internal risk rankings as of September 30, 2021 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count(2)	Senior mortgage loans(3)	Mezzanine loans	Preferred equity	Total	% of Our Portfolio
2	4	$121,234	$—	$—	$121,234	3.8%
3	67	2,076,455	110,269	19,267	2,205,991	69.0%
4	13	799,434	43,748	16,200	859,382	26.9%
5	5	8,153	2,449	—	10,602	0.3%
	89	$3,005,276	$156,466	$35,467	$3,197,209	100.0%

Weighted average risk ranking						3.2
_________________________________________
(1)Carrying value at our share represents the proportionate book value based on ownership by asset as of September 30, 2021.
(2)Count excludes one equity method participation held in a joint venture with a $0.3 million carry value (at BRSP share) which was not assigned a risk ranking.
(3)Includes one mezzanine loan totaling $29.2 million where we are also the senior lender.

The following table provides asset level detail for our senior and mezzanine loans and preferred equity as of September 30, 2021 (dollars in thousands):

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Senior loans
Loan 1	Hotel	1/2/2018	San Jose, CA	$184,959	$184,959	Floating	4.8%	5.3%	1/9/2023	62%	4
Loan 2	Multifamily	6/21/2019	Milpitas, CA	180,408	180,319	Floating	3.1%	5.5%	7/9/2024	72%	3
Loan 3	Hotel	6/28/2018	Berkeley, CA	119,543	120,000	Floating	3.2%	5.2%	7/9/2025	66%	4
Loan 4	Office	12/7/2018	Carlsbad, CA	116,000	116,000	Floating	3.7%	6.0%	12/9/2023	73%	3
Loan 5	Office	5/31/2019	Stamford, CT	114,537	114,992	Floating	3.5%	5.8%	6/9/2025	71%	3
Loan 6(6)	Multifamily	6/18/2019	Santa Clara, CA	106,399	106,415	Floating	4.4%	7.1%	6/18/2024	70%	4
Loan 7	Multifamily	4/11/2019	Various - U.S.	92,000	92,000	Floating	3.0%	5.8%	4/9/2024	65%	4
Loan 8	Other (Mixed-use)	10/24/2019	Brooklyn, NY	75,105	75,179	Floating	4.0%	4.8%	11/9/2024	70%	3
Loan 9	Office	8/28/2018	San Jose, CA	73,147	73,147	Floating	2.5%	4.3%	8/28/2025	75%	3
Loan 10	Hotel	6/25/2018	Englewood, CO	73,000	73,000	Floating	3.5%	5.1%	2/9/2025	69%	3
Loan 11	Office	1/19/2021	Phoenix, AZ	71,817	72,460	Floating	3.6%	4.4%	2/9/2026	70%	3
Loan 12	Office	5/29/2019	Long Island City, NY	66,059	66,086	Floating	3.5%	5.9%	6/9/2024	59%	4
Loan 13	Office	4/5/2019	Long Island City, NY	64,746	64,746	Floating	3.3%	5.7%	4/9/2024	58%	4
Loan 14	Office	2/3/2019	Baltimore, MD	56,504	56,589	Floating	3.5%	6.2%	2/9/2024	74%	4
Loan 15	Office	7/12/2019	Washington, D.C.	56,080	56,081	Floating	2.8%	5.5%	8/9/2024	68%	4
Loan 16	Multifamily	12/23/2020	Salt Lake City, UT	50,848	51,100	Floating	3.2%	4.0%	1/9/2026	68%	3
Loan 17	Multifamily	7/19/2021	Dallas, TX	47,598	47,950	Floating	3.3%	3.9%	8/9/2026	74%	3
Loan 18	Multifamily	5/26/2021	Las Vegas, NV	44,026	44,330	Floating	3.4%	3.9%	6/9/2026	80%	3
Loan 19	Multifamily	3/1/2021	Richardson, TX	42,869	43,227	Floating	3.4%	3.8%	3/9/2026	75%	3
Loan 20	Multifamily	7/15/2021	Jersey City, NJ	42,707	43,000	Floating	3.0%	3.5%	8/9/2026	66%	3
Loan 21	Multifamily	12/21/2020	Austin, TX	42,286	42,601	Floating	3.7%	5.0%	1/9/2026	54%	2
Loan 22	Multifamily	2/8/2019	Las Vegas, NV	40,944	40,944	Floating	3.2%	5.7%	2/9/2024	71%	3
Loan 23	Multifamily	2/3/2021	Arlington, TX	40,571	40,707	Floating	3.6%	4.9%	2/9/2026	81%	3
Loan 24	Multifamily	3/22/2021	Fort Worth, TX	37,969	38,221	Floating	3.5%	4.1%	4/9/2026	83%	3
Loan 25	Multifamily	3/25/2021	Fort Worth, TX	36,756	37,044	Floating	3.3%	3.9%	4/9/2026	82%	3
Loan 26	Office	9/28/2021	Reston, VA	35,169	35,606	Floating	4.0%	4.6%	10/9/2026	68%	3
Loan 27	Multifamily	12/29/2020	Fullerton, CA	34,609	34,860	Floating	3.8%	4.8%	1/9/2026	70%	3
Loan 28	Office	6/16/2017	Miami, FL	33,872	33,532	Floating	4.9%	5.6%	7/9/2022	68%	3
Loan 29	Multifamily	9/28/2021	Carrollton, TX	33,529	33,908	Floating	3.1%	3.5%	10/9/2025	73%	3
Loan 30	Multifamily	7/15/2021	Dallas, TX	32,845	33,236	Floating	3.1%	3.5%	8/9/2026	77%	3
Loan 31	Multifamily	3/16/2021	Fremont, CA	32,480	32,757	Floating	3.5%	4.3%	4/9/2026	76%	3
Loan 32	Office	6/2/2021	South Pasadena, CA	31,836	32,037	Floating	4.9%	5.6%	6/9/2026	69%	3
Loan 33	Multifamily	7/29/2021	Phoenix, AZ	30,866	31,200	Floating	3.3%	3.8%	8/9/2026	75%	3
Loan 34	Office	3/28/2019	San Jose, CA	30,762	30,762	Floating	3.0%	5.7%	4/9/2024	64%	2
Loan 35	Office	4/30/2021	San Diego, CA	30,383	30,700	Floating	3.6%	4.1%	5/9/2026	55%	3
Loan 36	Multifamily	3/31/2021	Mesa, AZ	30,073	30,287	Floating	3.7%	4.4%	4/9/2026	83%	3
Loan 37	Multifamily	5/5/2021	Dallas. TX	29,322	29,561	Floating	3.4%	4.0%	5/9/2026	68%	3
Loan 38	Multifamily	4/29/2021	Las Vegas, NV	28,199	28,402	Floating	3.1%	3.6%	5/9/2026	76%	3
Loan 39	Multifamily	5/27/2021	Houston, TX	27,768	28,000	Floating	3.0%	3.7%	6/9/2026	67%	3
Loan 40	Multifamily	7/13/2021	Plano, TX	27,510	27,715	Floating	3.1%	3.5%	2/9/2025	82%	3
Loan 41	Office	2/26/2019	Charlotte, NC	25,724	26,052	Floating	3.4%	6.0%	3/9/2024	56%	2
Loan 42	Multifamily	8/31/2021	Glendale, AZ	25,183	25,482	Floating	3.2%	3.6%	9/9/2026	75%	3
Loan 43	Office	9/26/2019	Salt Lake City, UT	23,985	24,134	Floating	2.7%	5.0%	10/9/2024	72%	4
Loan 44	Multifamily	5/13/2021	Phoenix, AZ	23,961	24,195	Floating	3.1%	3.5%	6/9/2026	76%	3
Loan 45	Multifamily	1/29/2021	Charlotte, NC	23,314	23,500	Floating	3.5%	4.1%	2/9/2026	76%	3
Loan 46	Office	9/16/2019	San Francisco, CA	22,948	22,951	Floating	3.2%	5.7%	10/9/2024	72%	3
Loan 47	Multifamily	7/1/2021	Aurora, CO	22,649	22,882	Floating	3.1%	3.6%	7/9/2026	73%	3
Loan 48	Multifamily	3/25/2021	San Jose, CA	22,462	22,650	Floating	3.7%	4.1%	4/9/2026	70%	2
Loan 49	Office	7/30/2021	Denver, CO	21,426	21,705	Floating	4.3%	4.7%	8/9/2026	72%	3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Loan 50	Multifamily	7/13/2021	Oregon City, OR	21,189	21,353	Floating	3.3%	3.7%	8/9/2026	73%	3
Loan 51	Multifamily	2/25/2021	Raleigh, NC	20,745	20,943	Floating	3.3%	4.0%	3/9/2026	76%	3
Loan 52	Office	8/27/2019	San Francisco, CA	20,623	20,623	Floating	2.8%	5.4%	9/9/2024	73%	3
Loan 53	Multifamily	6/22/2021	Phoenix, AZ	20,028	20,251	Floating	3.2%	3.6%	7/9/2026	75%	3
Loan 54	Hotel	7/30/2020	Bloomington, MN	19,252	19,252	Floating	4.0%	5.0%	11/9/2021	64%	3
Loan 55	Multifamily	9/22/2021	Denton, TX	19,192	19,351	Floating	3.2%	3.6%	10/9/2025	70%	3
Loan 56	Multifamily	3/31/2021	San Antonio, TX	18,650	18,824	Floating	3.1%	3.6%	4/9/2026	77%	3
Loan 57	Multifamily	8/6/2021	La Mesa, CA	18,639	18,824	Floating	2.9%	3.5%	8/9/2025	70%	3
Loan 58	Office	10/29/2020	Denver, CO	18,541	18,708	Floating	3.6%	4.7%	11/9/2025	64%	3
Loan 59	Multifamily	6/24/2021	Phoenix, AZ	18,350	18,548	Floating	3.4%	4.0%	7/9/2026	74%	3
Loan 60	Multifamily	7/14/2021	Salt Lake City, UT	17,602	17,733	Floating	3.3%	3.7%	8/9/2026	73%	3
Loan 61	Multifamily	9/1/2021	Bellevue, WA	17,283	17,500	Floating	2.9%	3.5%	9/9/2025	64%	3
Loan 62	Multifamily	6/25/2021	Phoenix, AZ	16,259	16,428	Floating	3.2%	3.6%	7/9/2026	75%	3
Loan 63	Multifamily	6/15/2021	Phoenix, AZ	15,285	15,392	Floating	3.3%	3.7%	7/9/2026	74%	3
Loan 64	Multifamily	11/24/2020	Tucson, AZ	15,150	15,191	Floating	3.6%	4.7%	12/9/2025	75%	3
Loan 65	Multifamily	3/5/2021	Tucson, AZ	14,761	14,832	Floating	3.7%	4.2%	3/9/2026	72%	3
Loan 66	Office	8/31/2021	Los Angeles, CA	14,331	14,570	Floating	5.0%	5.7%	9/9/2026	66%	3
Loan 67	Multifamily	2/8/2019	Las Vegas, NV	14,138	14,138	Floating	3.2%	5.7%	2/9/2024	71%	3
Loan 68	Multifamily	5/27/2021	Phoenix, AZ	13,845	13,980	Floating	3.1%	3.5%	6/9/2026	72%	3
Loan 69	Multifamily	3/31/2021	Albuquerque, NM	13,789	13,928	Floating	3.4%	3.9%	4/9/2026	76%	3
Loan 70	Multifamily	7/21/2021	Durham, NC	13,580	13,728	Floating	3.3%	3.7%	8/9/2026	72%	3
Loan 71	Multifamily	7/28/2021	San Antonio, TX	13,232	13,369	Floating	3.3%	4.0%	8/9/2024	76%	3
Loan 72	Multifamily	2/11/2021	Provo, UT	13,040	13,152	Floating	3.8%	4.6%	3/9/2026	71%	3
Loan 73	Multifamily	2/25/2021	Louisville, KY	11,792	11,893	Floating	3.9%	4.4%	3/9/2026	74%	3
Loan 74	Multifamily	4/9/2021	Phoenix, AZ	10,916	11,017	Floating	3.6%	4.1%	4/9/2026	75%	3
Loan 75(6)(7)	Other (Mixed-use)	10/17/2018	Dublin, Ireland	8,153	16,013	n/a (7)	n/a (7)	n/a (7)	12/31/2023	n/a	5
Total/Weighted average senior loans				$2,976,118	$2,996,752			4.9%	4/2/2025	70%	3.2

Mezzanine loans
Loan 76(6)	Multifamily	12/26/2018	Santa Clarita, CA	$63,552	$63,797	Fixed	7.0%	13.8%	12/26/2024	56% – 84%	3
Loan 77(6)	Multifamily	12/3/2019	Milpitas, CA	37,505	37,619	Fixed	8.0%	13.3%	12/3/2024	49% – 71%	3
Loan 78(6)	Multifamily	7/11/2019	Placentia, CA	31,628	32,142	Fixed	8.0%	13.3%	7/11/2024	51% – 84%	4
Loan 79	Hotel	9/23/2019	Berkeley, CA	29,165	29,165	Fixed	11.5%	11.5%	7/9/2025	66% – 81%	4
Loan 80	Hotel	1/9/2017	New York, NY	12,120	12,000	Floating	11.0%	11.5%	9/9/2022	63% – 76%	4
Loan 81(6)	Office	7/20/2018	Dublin, Ireland	4,715	4,582	Fixed	n/a	12.5%	12/20/2021	45% – 68%	3
Loan 82	Multifamily	7/30/2014	Various - TX	4,497	4,497	Fixed	9.5%	9.5%	8/11/2024	71% – 83%	3
Loan 83(6)(7)	Other (Mixed-use)	6/29/2015	Rolling Hills Estates, CA	2,276	2,710	n/a (7)	n/a (7)	n/a (7)	6/29/2022	n/a	5
Loan 84(6)(7)	Other (Mixed-use)	3/19/2013	San Rafael, CA	173	311	n/a (7)	n/a (7)	n/a (7)	3/31/2022	32% – 86%	5
Loan 85(6)(7)	Other (Mixed-use)	9/1/2020	Los Angeles, CA	—	162,243	n/a (7)	n/a (7)	n/a (7)	7/9/2023	n/a	5
Total/Weighted average mezzanine loans				$185,631	$349,066			12.8%	9/16/2024	54% - 77%	3.4

Preferred equity & other loans
Loan 86	Office	8/22/2018	Las Vegas, NV	$18,894	$18,953	Fixed	8.0%	15.3%	9/9/2023	n/a	3
Loan 87(8)	Industrial	9/1/2016	Various - U.S.	16,200	—	n/a	n/a	n/a	9/2/2027	n/a	4
Loan 88(6)	Office	7/20/2018	Dublin, Ireland	373	—	n/a	n/a	n/a	12/20/2021	n/a	3
Loan 89(8)	Hotel	10/24/2014	Austin, TX	314	—	n/a	n/a	n/a	n/a	n/a	n/a
Loan 90(6)(7)	Other (Mixed-use)	6/9/2015	Rolling Hills Estates, CA	$—	$—	n/a (7)	n/a (7)	n/a (7)	n/a	n/a	5
Total/Weighted average preferred equity & other loans(9)				$35,781	$18,953			8.1%	8/2/2024	n/a	3.4

Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Total/Weighted average senior and mezzanine loans and preferred equity - Our Portfolio			$3,197,530	$3,364,771			5.4%	3/11/2025	n/a	3.2
_________________________________________
(1)Represents carrying values at our share as of September 30, 2021.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include USD 1-month London Interbank Offered Rate (“LIBOR”) which was 0.08% as of September 30, 2021.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of September 30, 2021 for weighted average calculations.
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
(5)On a quarterly basis, the Company’s senior and mezzanine loans and preferred equity are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of September 30, 2021.
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
(7)Loans 75, 83, 84, 85, and 90 are on nonaccrual status as of September 30, 2021; as such, no income is being recognized.
(8)Represents equity participation interests related to senior loans, mezzanine loans and/or preferred equity investments.
(9)Weighted average calculation for preferred equity excludes equity participation interests.
The following table details the types of properties securing our senior and mezzanine loans and preferred equity and geographic distribution as of September 30, 2021 (dollars in thousands):

	Book value (at BRSP share)
Collateral property type	Count	Senior mortgage loans	Mezzanine loans and preferred equity	Total	% of Total
Multifamily	53	$1,567,622	$137,182	$1,704,804	53.3%
Office	23	928,490	24,041	952,531	29.8%
Hotel	7	396,748	41,599	438,347	13.7%
Other(1)	6	83,258	2,390	85,648	2.7%
Industrial / Self Storage	1	—	16,200	16,200	0.5%
Total	90	$2,976,118	$221,412	$3,197,530	100.0%

	Book value (at BRSP share)
Region	Count	Senior mortgage loans	Mezzanine loans and preferred equity	Total	% of Total
US West	35	$1,340,916	$183,193	$1,524,109	47.8%
US Southwest	35	967,860	4,811	972,671	30.4%
US Northeast	8	475,739	12,120	487,859	15.2%
US Southeast	7	164,197	—	164,197	5.1%
US Midwest	2	19,253	16,200	35,453	1.1%
Europe	3	8,153	5,088	13,241	0.4%
Total	90	$2,976,118	$221,412	$3,197,530	100.0%
_________________________________________
(1)Other includes commercial and residential development and predevelopment assets.
Due to the continued impact of COVID-19, we expect some borrowers may continue to experience difficulties making their loan payments over the next several quarters. We are particularly concerned with and focused on loans collateralized by hotels as well as mezzanine loans and preferred equity investments that are subordinate to senior loans provided by other lenders such as our Los Angeles, California Mixed-use Development mezzanine B-participation investment discussed below. Failure of our borrowers to meet their loan obligations will not only impact our financial results but may also trigger repayments under our master repurchase facilities. Our asset management team speaks with borrowers on a reasonably current basis, and seeks to identify issues and address potential value preserving solutions, which may include a loan modification.

We have five loans on nonaccrual status as of September 30, 2021, of which we received cash interest payments from these loans of $4.0 million and applied the cash interest collected as a reduction to the loan’s carrying value. Refer to loan 75, loan 83, loan 84, loan 85 and loan 90 in the asset level detail table above for further details. Loan 75, which is a euro-denominated senior mortgage loan for a fully entitled land acquisition for a mixed-use development project in Dublin, Ireland (“Project Dockland”) went into maturity default on September 15, 2021. Project Dockland’s investment interests are held through a joint venture that includes private investment vehicles managed by Digital Bridge (the “Co-Lenders”). The Co-Lenders have reserved all rights and are evaluating remedies, which may include the appointment of a receiver at the investment. Four of the five non-accrual loans are in the process of being sold as part of the Co-Invest Portfolio Sale, as discussed below. The remaining nonaccrual loan is associated with our Los Angeles, California Mixed-use Project which is discussed in further detail below.
At September 30, 2021 our current expected credit loss reserve (“CECL”) calculated by our probability of default (“PD”)/loss given default (“LGD”) model for our outstanding loans and future loan funding commitments is $43.7 million, which is 1.3% of the aggregate commitment amount of our loan portfolio. This represents an increase of $0.8 million from $42.9 million at June 30, 2021, which is primarily driven by new loan originations during the third quarter of 2021.
Asset Specific Summaries: Senior and Mezzanine Loans and Preferred Equity
The Co-Invest Portfolio Sale

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q3 Risk ranking
Loan 75	Senior	Other (Mixed-use)	10/17/2018	$8,153	$16,013	n/a	n/a	n/a	12/31/2023	n/a	5
Loan 81/ 88	Mezzanine/Pref. Equity	Office	7/20/2018	5,088	4,582	Fixed n/a	n/a	12.5% / n/a	12/20/2021	45% – 68%	3
Loan 83/90	Mezzanine/Pref. Equity	Other (Mixed-use)	6/29/2015	2,276	2,710	n/a	n/a	n/a	6/29/2022	n/a	5
Loan 84	Mezzanine	Other (Mixed-use)	3/19/2013	173	311	n/a	n/a	n/a	3/31/2022	32% – 86%	5
Loan 89	Preferred Equity	Hotel	10/24/2014	314	—	n/a	n/a	n/a	n/a	n/a	n/a
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
The Co-Invest Portfolio Sale will resolve five of six legacy co-investment assets owned alongside investment vehicles managed by DigitalBridge. The last remaining co-investment asset (which is not part of this sale) is our Los Angeles, California Mixed-Use Project (see narrative below). On June 7, 2021, DigitalBridge also announced a portfolio sale with Fortress that included its joint venture interests in the same five investments. The Co-Invest Portfolio Sale is conditioned on, and will close concurrent with, the transaction between DigitalBridge and Fortress. We anticipate closing of the Co-Invest Portfolio Sale prior to the outside closing date of March 31, 2022, subject to customary closing conditions and third party consents, however we can offer no assurances that the transaction will close as expected or at all. In October 2021, a joint venture partner applied in Ireland for an injunction to delay the DigitalBridge and Fortress transaction and a temporary injunction was granted pending a hearing on November 23, 2021. The outcome of this hearing may delay the closing of such transaction and Co-Invest Portfolio Sale and/or impact the ability to close both transactions.
Per generally accepted accounting principles, we are required to value these assets at the lower of cost or fair market value. As of June 30, 2021, to reflect the cash we expect to receive from the sale, we recorded other-than-temporary impairment loss adjustments on Loan 75: $32.8 million, Loans 83 & 90: $1.4 million and Loan 84: $1.3 million, totaling a loss of $35.5 million, of which $32.0 million was allocated to our Company and $3.5 million was allocated to our partner in the “5-Investment Preferred Financing.” Refer to “Liquidity and Capital Resources” section for further discussion. Additionally, we expect to record an offsetting gain on Loans 81, 88 and 89 totaling approximately $27.4 million upon the closing of the transaction, resulting in a total net realized loss of approximately $4.6 million, net of selling costs. However, we can offer no assurances regarding the amount of any loss or gain the Company will actually realize in connection with the sale.
The Co-Invest Portfolio Sale includes four of the investments included in our “5-Investment Preferred Financing,” a COVID-19 related financing secured in June 2020 for balance sheet protective purposes. We anticipate using the proceeds from the Co-Invest Portfolio Sale to pay-off the “5-Investment Preferred Financing.”

Los Angeles, California Mixed-Use Project—Third Party $275 Million Construction Mezzanine Loan Upsize and Retained B-Participation Investment

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q3 Risk ranking
Loan 85	Mezzanine	Other (Mixed-use)	9/1/2020	$—	$162,243	n/a	n/a	n/a	7/9/2023	n/a	5
Risk of Foreclosure and Maturity Default (see Historical Details below)
On July 9, 2021, the borrower failed to pay the principal balance of the Upsized Mezzanine Loan (as defined below) and senior mortgage loan or meet other tests for extension of the maturity date. The Senior Mezzanine Lender (as defined below) and senior mortgage lender each delivered reservation of rights letters to the senior mezzanine borrower and borrower, respectively. The lender parties and borrower have engaged in discussions regarding the current status of the sale of the hotel and the completion of the tower condominiums and anticipated tower condominium sales projections. Since the new capital investment of $275 million was made on September 1, 2020, there have been additional hard and soft costs overruns which are not supported by current commitments or reserves at the Mixed-use Project; provided, however, since the borrower maturity default, the Senior Mezzanine Lender has funded an additional approximately $47 million in protective advances ahead of our junior B-participation position. The hotel is currently open for business and the condominium towers are nearing completion. However, there continue to be delays experienced at the project, which include delays of the sale of the hotel property. In October 2021, in addition to the recent protective advances, the entire senior mortgage loan (with a total funding commitment of approximately $1.0 billion) was acquired at par by an affiliate of the Senior Mezzanine Lender (collectively, the “Senior Lender Group”). Since this acquisition, the senior mortgage commenced bearing interest at the default rate of approximately 11%. Given the Senior Lender Group’s consolidation of indebtedness, needed additional fundings and their preparedness to exercise any and all remedies, the CLNY Mezzanine Lender’s (as defined below) inability to reach a feasible restructuring agreement could result in the Senior Lender Group foreclosing out our mezzanine B-participation investment.
The borrower maturity default on July 9, 2021, further delays at the project and in sales activities, additional capital requirements, potential restructuring of indebtedness and actions that may be taken by the Senior Lender Group, notwithstanding continuing negotiations with the Senior Lender Group, have negatively impacted our investment interest. Importantly, the acquisition of the senior mortgage by the Senior Mezzanine Lender increases the likelihood of a mortgage foreclosure of our interests. As such, during the three months ended September 30, 2021, we recorded a fair value loss adjustment of $97.9 million, which represents our remaining proportionate share in the investment.
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
On September 1, 2020, in cooperation with the borrower and the EB-5 lender, the CLNY Mezzanine Lender and senior mortgage lender secured $275 million of additional mezzanine financing from a third-party mezzanine lender (the “Senior Mezzanine Lender”). To consummate the new mezzanine financing, the CLNY Mezzanine Lender simplified its investment interest by converting its existing preferred equity principal and accrued interest into the existing mezzanine loan, transferred the mezzanine loan to the Senior Mezzanine Lender, who subsequently increased the mezzanine loan amount by $275 million to an approximately $821 million total mezzanine loan (the “Upsized Mezzanine Loan”). The Senior Mezzanine Lender holds a $275 million A-participation and the CLNY Mezzanine Lender (including our interest) continues to hold an approximately $546 million noncontrolling B-participation interest in the Upsized Mezzanine Loan at the Mixed-use Project. The Senior Mezzanine Lender is the sole administrative agent and Upsized Mezzanine Loan owner. The Upsized Mezzanine Loan closing and revised budget addressed certain amendments to maturity dates to complete and sell the hotel by July 2021 and modifications to certain borrower extension tests to facilitate completion of the Mixed-use Project. The CLNY Mezzanine

Lender’s B-participation investment continues to carry an interest rate of 12.90% per annum, consistent with our interest rate prior to this mezzanine refinancing event. The B-participation investment is a subordinate interest to the A-participation interest in respect to payments of principal and interest. The new $275 million financing commitment covered current capital requirements at the Mixed-use Project and included both $65 million of interest reserves to cover A-participation interest payments and $100 million reserved for future funding obligations, in furtherance of a revised construction budget at such time. The CLNY Mezzanine Lender is no longer subject to future funding commitments in accordance with the revised budget. As previously reported, the CLNY Mezzanine Lender had a remaining unfunded commitment of $39.3 million, of which our share was $14.5 million.
During the three months ended June 30, 2020, we placed the mezzanine loans and preferred equity investment on nonaccrual status and recorded our proportionate share of a fair value loss adjustment totaling $89.3 million, and continued to maintain the nonaccrual status of the CLNY Mezzanine Lender’s B-participation investment.
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
San Jose, California Hotel Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q3 Risk ranking
Loan 1	Senior	Hotel	1/2/2018	$184,959	$184,959	Floating	4.8%	5.3%	1/9/2023	62%	4
We originated a $173.5 million senior loan for the sponsor’s purchase of the San Jose Hotel in 2018. The loan included an initial funding of $166.6 million with an additional $6.9 million of future advances. At closing, the borrower contributed approximately $90.0 million of equity toward the acquisition.
The onset of the COVID-19 pandemic in the spring of 2020 created challenges, which included lower occupancy rates, weaker financial performance and borrower funding of approximately $18.6 million of shortfalls to maintain operations, which ultimately led the borrower to close the San Jose, California hotel and file for Chapter 11 bankruptcy in March 2021. We entered into a restructuring support agreement with the borrower with respect to the bankruptcy process, in our capacity as the sole secured creditor. The bankruptcy court authorized the rejection of the existing hotel management agreement and approved a restructuring plan for the borrower to exit bankruptcy with Signia by Hilton as the new brand and hotel manager, and a $25 million mezzanine loan to support the re-opening, property improvement plans, certain operating expenses and all expenses associated with the bankruptcy process.
On May 18, 2021, the bankruptcy court issued a confirmation order approving the amended and restated senior mortgage loan terms and our right to rely on such order to finalize documents with our borrower as it emerges from bankruptcy in accordance with the third amended joint Chapter 11 plan of reorganization. In the fourth quarter of 2021, we expect to amend and restate the senior mortgage loan, subject to customary closing conditions, in the amount of $184.9 million, an upsize which reflects accrued interest and fees during the non-accrual period, collapsing the prior preferred equity investment into the restated senior mortgage loan and certain other costs and expenses associated with bankruptcy. The San Jose Hotel is scheduled to reopen in the first quarter of 2022. As the bankruptcy plan and loan terms were approved in the second quarter of 2021 and our senior loan documents were substantively finalized during the third quarter of 2021, for the three months ended September 30, 2021 we reinstated the loan investment and recognized interest income of $6.8 million, of which $4.4 million relates to past due interest and fees during the non-accrual period of February 2021 through June 2021 and $2.4 million relates to interest income during the third quarter of 2021. We currently hold the senior loan as an unencumbered asset and expect to finance the loan utilizing one of our warehouse facilities.
Berkeley, California Hotel Senior Loan and Mezzanine Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q3 Risk ranking
Loan 3	Senior	Hotel	6/28/2018	$119,543	$120,000	Floating	3.2%	5.2%	7/9/2025	66%	4
Loan 79	Mezzanine	Hotel	9/23/2019	29,165	29,165	Fixed	11.5%	11.5%	7/9/2025	66% -81%	4
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
The hotel partially re-opened in August 2020 and shortly thereafter, began generating cash flow. Operating performance has steadily improved in 2021 at the Berkley Hotel. During the third quarter of 2021 cash flows were sufficient to fully cover the debt service payment. The borrower has previously supported debt service shortfalls out-of-pocket. COVID-19 cases in California continue to impact occupancy, which may influence future borrower actions and support at the Berkeley Hotel and have a negative impact on performance of the asset and the value of our investment interest.
Long Island City, New York Office Senior Loans

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q3 Risk ranking
Loan 12	Senior	Office	5/29/2019	$66,059	$66,086	Floating	3.5%	5.9%	6/9/2024	59%	4
Loan 13	Senior	Office	4/5/2019	64,746	64,746	Floating	3.3%	5.7%	4/9/2024	58%	4
We originated two senior mortgage loans on two transitional office properties to the same sponsorship group. However, the borrowing entities are unrelated and the loans are neither cross-collateralized nor cross defaulted.
The New York City metro office markets have experienced substantial increases in vacancy rates due to the COVID-19 pandemic. The Long Island City market has experienced further increases in vacancy as newly developed or renovated properties have become available for leasing. Additionally, the availability of significant sub-lease space in Long Island City has created additional supply at below market rents. There is increasing confidence among market participants that office demand will increase in the near future, as many tenants solidify their return-to-work plans. However, the timeline may not be rapid enough to remedy the negative impact on sponsor’s business plans and leasing activity for these two properties. As such, the underlying individual property cash flows are insufficient to cover their respective debt service payments. In March 2021, we agreed to shift future funding advances from the tenant improvements and leasing costs account to be used for interest carry and operations shortfalls for a period of six months on Loan 12 and twelve months on Loan 13. The six-month shortfall future funding advance period expired in August 2021 for Loan 12 and the borrower deposited six months interest and carry in exchange for certain waivers and extensions that extend through September 2022. In regards to leasing activity at these properties, Loan 13 has in place leases accounting for 21% of the property, along with two license agreements that generate revenue from rooftop signage and antenna space and there is a pending lease expected to be executed representing an additional 10% of the property. Loan 12 has in place leases accounting for 7% of the property with one license agreement for rooftop signage and a pending lease expected to be executed which represents an additional 3% of the property. It is possible that uncertain market conditions and borrower actions may result in a future valuation impairment or investment loss.
Student Housing Loan, Various - US

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value	Q3 Risk ranking
Loan 7	Senior	Multifamily	4/11/2019	$92,000	$92,000	Floating	3.0%	5.8%	4/9/2024	65%	4
We originated a $92.0 million senior loan to refinance a portfolio of three cross-collateralized student housing properties. The prolonged effect of the COVID-19 pandemic has put stress on the student housing market and forced one of the three schools serviced by the portfolio to hold classes 100% remotely during the 2020-2021 academic year, drastically decreasing revenue.
We have agreed to forbear the tax and replacement reserve requirements while the borrower pursues a sale of all three properties. The borrower has agreed to accelerated remedies in the event of default after the forbearance period. There are executed purchase and sales agreements for each of the three assets with three separate parties expected to close, subject to customary closing conditions. These sales are expected to generate total combined proceeds sufficient to payoff the debt amount. However, it is possible that a disruption of the sale process could result in a future valuation impairment or investment loss.

Payment-In-Kind (“PIK”) Interest Income
We have debt investments in our portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. During the three and nine months ended September 30, 2021, we recorded total PIK interest of $11.1 million and $18.3 million, respectively. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the borrower to be able to pay all principal and interest due.
CRE Debt Securities
The following table presents an overview of our CRE debt securities as of September 30, 2021 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category(2)	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
Non-investment grade rated (BB)	1	$3,945	—%	—%	4.5	BB | B
“B-pieces” of CMBS securitization pools	4	39,124	2.8%	11.9%	5.7	—
Total/Weighted Average	5	$43,069	2.5%	10.8%	5.6	—
_________________________________________
(1)Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.
(2)As of September 30, 2021, all CRE debt securities consisted of CMBS.
During the third quarter of 2021, we recorded a realized loss of $3.9 million related to the sale of an underlying loan held within one of our retained investments in the subordinate tranches of another securitization trust.
Subsequent to September 30, 2021, we sold one CRE security for $5.1 million in gross proceeds and will recognize a gain of approximately $1.2 million. Following the sale, we only hold four B-piece securities.
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
As of September 30, 2021, $695.6 million or 17.6% of our assets were invested in net leased and other real estate properties and these properties were 96.8% occupied. The following table presents our net leased and other real estate investments as of September 30, 2021 (dollars in thousands):

	Count	Carrying Value(1)	NOI for the three months ended September 30, 2021(2)
Net leased real estate	9	$495,790	$9,405
Other real estate	3	199,784	5,715
Total/Weighted average net leased and other real estate	12	$695,574	$15,120
________________________________________
(1)Represents carrying values at our share as of September 30, 2021; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(2)Please refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of September 30, 2021:

	Collateral type	City, State	Number of Properties	Number of Buildings	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)
Net leased real estate
Net lease 1	Office	Stavenger, Norway	1	26	1,290,926 RSF	100%	9.3
Net lease 2	Industrial	Various - U.S.	2	2	811,850 RSF	100%	16.8
Net lease 3	Office	Aurora, CO	1	1	183,529 RSF	100%	1.2
Net lease 4	Office	Indianapolis, IN	1	1	338,000 RSF	100%	9.3
Net lease 5	Retail	Various - U.S.	7	7	319,600 RSF	100%	2.6
Net lease 6	Office	Rockaway, NJ	1	1	121,038 RSF	100%	1.4
Net lease 7	Retail	Keene, NH	1	1	45,471 RSF	100%	7.3
Net lease 8	Retail	Fort Wayne, IN	1	1	50,000 RSF	100%	2.9
Net lease 9	Retail	South Portland, ME	1	1	52,900 RSF	100%	10.3
Total/Weighted average net leased real estate			16	41	3,213,314 RSF	100%	9.2

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	7	847,604 RSF	91%	3.8
Other real estate 2	Office	Warrendale, PA	5	5	496,414 RSF	82%	4.1
Other real estate 3	Hotel	Coraopolis, PA	1	1	318 Keys	n/a	—
Total/Weighted average other real estate			13	13	n/a	87%	3.9

Total/Weighted average net leased and other real estate			29	54
`
_________________________________________
(1)Rentable square feet based on carry value at our share as of September 30, 2021.
(2)Represents the percent leased as of September 30, 2021. Weighted average calculation based on carrying value at our share as of September 30, 2021.
(3)Based on in-place leases (defined as occupied and paying leases) as of September 30, 2021 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of September 30, 2021.
Stavenger, Norway Office Net Lease

	Collateral type	City, State	Number of Properties	Number of Buildings	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 1	Office	Stavenger, Norway	1	26	1,290,926 RSF	100%	9.3
In July 2018, we acquired a class A office campus in Stavenger, Norway (the “Norway Net Lease”) for $320 million. This property is 100% occupied by a single tenant that is rated investment grade AA-/Aa2 from S&P and Moody’s, respectively. The property serves as their global headquarters. The Norway Net Lease requires the tenant to pay for all real estate related expenses, including operational expenditures, capital expenditures and municipality taxes. The Net Lease has a weighted average remaining lease term of 9.3 years and the tenant has the option to extend for two 5-year periods at the same terms with rent adjusted to market rent. The Net Lease also has annual rent increases based on the Norwegian CPI Index. Our tenant has injected a significant amount of capital into improvements of the property over the past 10 years. Financing on the Norway Net Lease consists of a mortgage payable of $186.2 million with a fixed rate of 3.9%, which matures in June 2025. The tenant has made all rent payments and is current on all its financial obligations under the lease. Both the lease payments and mortgage debt service are NOK denominated currency. During the second quarter of 2021, we entered into a series of USD-NOK forward swaps for the total notional amount of 274 million NOK in order to minimize our foreign currency cash flow risk. These quarterly forward swaps are over the next three years through May 2024, where we have agreed to sell NOK and buy USD at a locked in forward curve rate.
Warehouse Distribution Portfolio Net Lease

	Collateral type	City, State	Number of Properties	Number of Buildings	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 2	Industrial	Various - U.S.	2	2	811,850 RSF	100%	16.8

In August 2018 we acquired two warehouse distribution facilities located in Tracy, California and Tolleson, Arizona (the “Warehouse Distribution Portfolio”) for $292 million. These two properties are 100% occupied by a single tenant that is rated investment grade Ba1 from Moody’s. The tenant is a national grocer and these properties form a part of its national distribution network. The Warehouse Distribution Portfolio lease (the “Warehouse Distribution Portfolio Lease”) requires the tenant to pay for all real estate related expenses, including operational expenditures, capital expenditures and taxes. The tenant has invested a significant amount of capital expenditures into each property over the past few years and has plans for additional capital expenditures in 2022. The Warehouse Distribution Portfolio Lease has a remaining lease term of 17 years ending in 2038. The tenant has the option to extend the lease for nine 5-year periods at the same terms with rent adjusted to market rent. The Warehouse Distribution Portfolio Lease also has annual rent increases of 1.5%. Financing on the Warehouse Distribution Portfolio consists of mortgage and mezzanine debt for a total combined amount payable of $200 million. The debt is interest only at a blended fixed rate of 4.8% and matures in September 2028. The debt has a defeasance provision for any early loan prepayment. The tenant has made all rent payments and is current on all its financial obligations under the Warehouse Distribution Portfolio Lease.
The Warehouse Distribution Portfolio has generated a net operating income for the three and nine months ended September 30, 2021 of $5.1 million and $15.2 million, respectively; and the asset value on our consolidated balance sheet is $264.8 million as of September 30, 2021. During the second quarter of 2020, we completed an asset level preferred financing on five assets which included the Warehouse Distribution Portfolio resulting in a reduction of our at-share ownership in the Warehouse Distribution Portfolio, which is approximately 29% at September 30, 2021. Upon resolution of the 5-Investment Preferred Financing we anticipate repurchasing the remaining interest in the investment. Refer to “Liquidity and Capital Resources” section for further discussion regarding the “5-Investment Preferred Financing.”
Results of Operations
The following table summarizes our results of operations for the three months ended September 30, 2021 and June 30, 2021 (dollars in thousands):

	Three Months Ended September 30,	Three Months Ended June 30,	Increase (Decrease)
	2021	2021	Amount	%
Net interest income
Interest income	$47,082	$37,921	$9,161	24.2%
Interest expense	(14,962)	(12,993)	(1,969)	15.2%
Interest income on mortgage loans held in securitization trusts	10,806	11,390	(584)	(5.1)%
Interest expense on mortgage obligations issued by securitization trusts	(9,508)	(10,111)	603	(6.0)%
Net interest income	33,418	26,207	7,211	27.5%

Property and other income
Property operating income	26,376	24,799	1,577	6.4%
Other income	946	1,110	(164)	(14.8)%
Total property and other income	27,322	25,909	1,413	5.5%

Expenses
Management fee expense	—	2,338	(2,338)	n.m.
Property operating expense	7,266	6,758	508	7.5%
Transaction, investment and servicing expense	1,086	644	442	68.6%
Interest expense on real estate	7,968	7,777	191	2.5%
Depreciation and amortization	8,850	9,994	(1,144)	(11.4)%
Provision for loan losses	769	1,200	(431)	(35.9)%
Administrative expense	11,812	14,053	(2,241)	(15.9)%
Restructuring charges	—	150	(150)	n.m.
Total expenses	37,751	42,914	(5,013)	(12.0)%

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	3,867	19,516	(15,649)	(80.2)%
Realized loss on mortgage loans and obligations held in securitization trusts, net	(3,867)	(19,516)	15,649	(80.2)%
Other gain, net	3,309	836	2,473	n.m.
Income before equity in earnings of unconsolidated ventures and income taxes	26,298	10,038	16,110	n.m.
Equity in earnings (loss) of unconsolidated ventures	(95,977)	(33,788)	(62,189)	n.m.
Income tax benefit (expense)	(2,065)	134	(2,199)	n.m.
Net loss	$(71,744)	$(23,616)	$(48,128)	n.m.

Comparison for Three Months Ended September 30, 2021 and Three Months Ended June 30, 2021
Net Interest Income
Interest income
Interest income increased by $9.2 million to $47.1 million for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021. The increase was primarily due to $6.1 million related to Signa by Hilton San Jose emerging from bankruptcy (see “Our Portfolio” section for further details on the “San Jose, California Hotel Loan”), of which $3.7 million relates to past due interest during the non-accrual period of February 2021 through June 2021 and $2.4 million relates to interest income during the third quarter of 2021, as well as approximately $2.6 million related to net new loan originations.
Interest expense
Interest expense increased by $2.0 million to $15.0 million for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021. The increase is primarily due to $2.6 million related to financing on newly originated loans, partially offset by payoffs of financing.

Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net increased by $0.6 million for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021. The increase was primarily due to receiving more interest income from an underlying tranche.
Property and other income
Property operating income
Property operating income increased by $1.6 million to $26.4 million for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021. The increase was primarily due to improved performance of our one hotel property during the third quarter of 2021.
Other income
Other income decreased by $0.2 million for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021. The decrease was primarily due to a one-time reimbursement received in the second quarter on a previously resolved transaction. Other income includes $0.7 million in late fees related to the San Jose Hotel Loan during the three months ended September 30, 2021. See “Our Portfolio” section for further details on the “San Jose, California Hotel Loan.”
Expenses
Management fee expense
Management fee expense decreased by $2.3 million for the three months ended September 30, 2021 as compared to the three months ended June 30, 2021. The decrease was due to the termination of our Management Agreement with our previous Manager in April 2021.
Property operating expense
Property operating expense increased by $0.5 million to $7.3 million for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021. The increase was primarily due to increased operating costs of our one hotel property during the third quarter of 2021.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $0.4 million to $1.1 million for the three months ended September 30, 2021 as compared to the three months ended June 30, 2021. The increase was primarily due to advisory fees.
Interest expense on real estate
Interest expense on real estate increased by $0.2 million to $8.0 million for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021. The increase was primarily due to draws on the mortgage loan associated with one hotel property.
Depreciation and amortization
Depreciation and amortization expense decreased by $1.1 million to $8.9 million for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021. The decrease was primarily due to a hotel property being classified as held for sale during the end of the second quarter of 2021. The hotel remains held for sale as of September 30, 2021.
Provision for loan losses
Provision for loan losses was $0.8 million and $1.2 million for the three months ended September 30, 2021 and June 30, 2021, respectively. The increase in reserves over both periods was primarily due to new loan originations.

Administrative expense
Administrative expense decreased by $2.2 million to $11.8 million for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021. The decrease was due to higher stock compensation expense of $2.8 million recorded during the three months ended June 30, 2021, which was partially offset by one additional month of compensation and benefits related payments during the three months ended September 30, 2021 following the internalization of management operations as of April 30, 2021.
Restructuring charges
During the three months ended June 30, 2021, we recorded $0.2 million in additional professional fees related to the Internalization.
Other income (loss)
Unrealized gain loss on mortgage loans and obligations held in securitization trusts, net
During the three months ended September 30, 2021, we recorded a $3.9 million unrealized gain on mortgage loans and obligations held in securitization trusts, net related to the sale of an underlying loan held within one of its retained investments in the subordinate tranches of a securitization trust. During the three months ended June 30, 2021, we record a $19.5 million unrealized gain on mortgage loans and obligations held in securitization trusts, net related to the sale of the retained investments in the subordinate tranches of another securitization trust. Upon both sales, the accumulated unrealized losses relating to the retained investments were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the three months ended September 30, 2021, we recorded a $3.9 million realized loss on mortgage loans and obligations held in securitization trusts, net. This was due to the realized loss on a sale of an underlying loan held within one of its retained investments in the subordinate tranches of a securitization trust. During the three months ended June 30, 2021, we recorded a $19.5 million realized loss on mortgage loans and obligations held in securitization trusts, net. This was due to the realized loss upon sale of the retained investments in the subordinate tranches of another securitization trust.
Other gain, net
Other gain, net increased by $2.5 million for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021. The increase was primarily due to an increase in unrealized gains of $3.7 million on undesignated hedges partially offset by net realized losses of $1.6 million on maturing undesignated hedges.
Equity in earnings (loss) of unconsolidated ventures
Equity in earnings (loss) of unconsolidated ventures increased by $62.2 million to a loss of $96.0 million for the three months ended September 30, 2021 as compared to the three months ended June 30, 2021. The increase was primarily due to recording our proportionate share of a $97.9 million fair value loss adjustment on our Los Angeles, California Mixed-Use Project. See “Our Portfolio” section for further details.
Income tax expense
Income tax expense increased by $2.2 million to an expense of $2.1 million for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021. The increase was due to return to provision adjustment related to private equity investments.

The following table summarizes our portfolio results of operations for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Net interest income
Interest income	$119,377	$122,003	$(2,626)	(2.2)%
Interest expense	(40,450)	(50,915)	10,465	(20.6)%
Interest income on mortgage loans held in securitization trusts	41,885	61,556	(19,671)	(32.0)%
Interest expense on mortgage obligations issued by securitization trusts	(36,955)	(54,627)	17,672	(32.4)%
Net interest income	83,857	78,017	5,840	7.5%

Property and other income
Property operating income	76,897	137,913	(61,016)	(44.2)%
Other income	2,101	1,079	1,022	94.7%
Total property and other income	78,998	138,992	(59,994)	(43.2)%

Expenses
Management fee expense	9,596	22,235	(12,639)	(56.8)%
Property operating expense	22,135	54,119	(31,984)	(59.1)%
Transaction, investment and servicing expense	4,018	7,668	(3,650)	(47.6)%
Interest expense on real estate	24,378	37,101	(12,723)	(34.3)%
Depreciation and amortization	28,383	46,766	(18,383)	(39.3)%
Provision for loan losses	5,194	80,285	(75,091)	(93.5)%
Impairment of operating real estate	—	33,512	(33,512)	n.m.
Administrative expense	38,460	19,569	18,891	96.5%
Restructuring charges	109,321	—	109,321	n.m.
Total expenses	241,485	301,255	(59,770)	(19.8)%

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	32,021	(41,589)	73,610	n.m.
Realized loss on mortgage loans and obligations held in securitization trusts, net	(23,383)	—	(23,383)	n.m.
Other gain (loss), net	12,512	(130,115)	142,627	n.m.
Loss before equity in earnings of unconsolidated ventures and income taxes	(57,480)	(255,950)	198,470	(77.5)%
Equity in earnings (loss) of unconsolidated ventures	(132,243)	(69,889)	(62,354)	89.2%
Income tax benefit (expense)	(130)	11,544	(11,674)	n.m.
Net loss	$(189,853)	$(314,295)	$124,442	(39.6)%

Comparison of Nine Months Ended September 30, 2021 and Nine Months Ended September 30, 2020
Net Interest Income
Interest income
Interest income decreased by $2.6 million to $119.4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was primarily due to $27.4 million related to loan payoffs, which was offset by $25.0 million related to loan originations.
Interest expense
Interest expense decreased by $10.5 million to $40.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was primarily due to $14.7 million related to paydowns of financing on our Bank Credit Facility and Master Repurchase Facilities and $3.1 million due to fully paying down our CMBS Credit Facilities. This was offset by $5.6 million relating to financings on new loans and $2.6 million relating to the BRSP 2021-FL1 securitization.

Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $19.7 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decrease was primarily due to the sale of the retained interest of a securitization trust during the second quarter of 2021.
Property and other income
Property operating income
Property operating income decreased by $61.0 million to $76.9 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and 2021.
Other income
Other income of $2.1 million was recorded for the nine months ended September 30, 2021. This was primarily due to a one-time reimbursement received on a previously resolved transaction.
Expenses
Management fee expense
Management fee expense decreased by $12.6 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 due to the termination of the Management Agreement in April 2021.
Property operating expense
Property operating expense decreased by $32.0 million to $22.1 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and 2021.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $3.7 million to $4.0 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to higher legal costs of $2.4 million associated with exploring strategic options of the Company in the first quarter of 2020.
Interest expense on real estate
Interest expense on real estate decreased by $12.7 million to $24.4 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and the sale of an industrial portfolio during the first quarter of 2021.
Depreciation and amortization
Depreciation and amortization expense decreased by $18.4 million to $28.4 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and 2021.
Provision for loan losses
Provision for loan losses decreased by $75.1 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we recorded $68.3 million of specific reserves on three loans, which have since been resolved.
Impairment of operating real estate
Impairment of operating real estate was $33.5 million for the nine months ended September 30, 2020. The impairment resulted from a reduction in the estimated holding period of certain properties sold during the period.

Administrative expense
Administrative expense increased by $18.9 million to $38.5 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was primarily due to $9.8 million of compensation and benefits following the internalization of management operations on April 30, 2021 and higher stock compensation expense of $9.1 million during the nine months ended September 30, 2021.
Restructuring charges
During the nine months ended September 30, 2021, we recorded $109.3 million in restructuring costs related to the termination of our Management Agreement with our previous Manager. This consisted of a one-time cash payment of $102.3 million to our previous Manager paid on April 30, 2021 and $7.0 million in additional restructuring costs consisting primarily of fees paid for legal and investment banking advisory services.
Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the nine months ended September 30, 2021, we recorded a $32.0 million unrealized gain on mortgage loans and obligations held in securitization trusts, net, primarily due to the sale of the retained investments in the subordinate tranches of one securitization trust. Upon the sale in the second quarter of 2021, the accumulated unrealized losses relating to the retained investments were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net. During the nine months ended September 30, 2020, we recorded an unrealized loss of $41.6 million on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidation as a result of our investment in the subordinate tranches of the securitization trusts.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the nine months ended September 30, 2021, we recorded a $23.4 million realized loss on mortgage loans and obligations held in securitization trusts, net, primarily due to the realized loss upon sale of the retained investments in the subordinate tranches of one securitization trust in the second quarter of 2021.
Other gain (loss), net
During the nine months ended September 30, 2021, we recorded other gain, net of $12.5 million primarily due to a realized gain of $11.8 million on the sale of an industrial portfolio in the first quarter of 2021. During the nine months ended September 30, 2020, we recorded other loss, net of $130.1 million primarily due to a $93.0 million realized net loss on the sale of 32 CRE securities and the realization of the fair value marks on our remaining CRE securities portfolio in addition to a $38.0 million provision for loan loss recorded on one hospitality loan.
Equity in earnings (loss) of unconsolidated ventures
Equity in earnings (loss) of unconsolidated ventures was $132.2 million and $69.9 million for the nine months ended September 30, 2021 and the nine months ended September 30, 2020, respectively. During the nine months ended September 30, 2021 the $132.2 million loss was comprised of our proportionate share of a $97.9 million fair value loss adjustment on our Los Angeles, California Mixed-Use Project and our proportionate share of a $35.5 million fair value loss adjustment to reflect the expected proceeds from the Co-Investment portfolio sale. See "Our Portfolio" section for further details. During the nine months ended September 30, 2020 the $69.9 million loss was primarily comprised of fair value losses relating to two equity method investments on nonaccrual status.
Income tax benefit (expense)
Income tax benefit (expense) decreased by $11.7 million to an expense of $0.1 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decrease in income tax benefit was primarily due to an $11.8 million one-time prior year benefit from a tax capital loss carryback on private equity investments.

Book Value Per Share
The following table calculates our GAAP book value per share ($ in thousands, except per share data):

	September 30, 2021	June 30, 2021
Stockholders’ Equity excluding noncontrolling interests in investment entities	$1,466,050	$1,560,311
Shares
Class A common stock	129,759	129,759
OP units	3,076	3,076
Total outstanding	132,835	132,835
GAAP book value per share	$11.04	$11.75
Accumulated depreciation and amortization per share	$0.96	$0.91
Undepreciated book value per share	$12.00	$12.66
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
Additionally, we define Adjusted Distributable Earnings as Distributable Earnings excluding (i) realized gains and losses on asset sales, (ii) fair value adjustments or unrealized gains or losses, (iii) realized provision for loan losses and (iv) one-time gains or losses that in the judgement of management should not be included in Adjusted Distributable Earnings. We believe Adjusted Distributable Earnings is a useful indicator for investors to further evaluate and compare our operating performance to our peers and our ability to pay dividends, net of the impact of any gains or losses on assets sales or fair value adjustments, as described above.
Distributable Earnings and Adjusted Distributable Earnings do not represent net income or cash generated from operating activities and should not be considered as an alternative to U.S. GAAP net income or an indication of our cash flows from operating activities determined in accordance with U.S. GAAP, a measure of our liquidity, or an indication of funds available to fund our cash needs. In addition, our methodology for calculating Distributable Earnings and Adjusted Distributable Earnings may differ from methodologies employed by other companies to calculate the same or similar non-GAAP supplemental financial measures, and accordingly, our reported Distributable Earnings and Adjusted Distributable Earnings may not be comparable to the Distributable Earnings and Adjusted Distributable Earnings reported by other companies.
The following table presents a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(70,057)	$(182,091)
Adjustments:
Net loss attributable to noncontrolling interest of the Operating Partnership	(1,626)	(4,016)
Non-cash equity compensation expense	2,673	12,378
Transaction costs	—	109,321
Depreciation and amortization	8,859	28,418
Net unrealized loss (gain):
Other unrealized gain on investments	(8,797)	(40,479)
CECL reserves	768	5,194
Gains on sales of real estate and preferred equity	—	(9,782)
Adjustments related to noncontrolling interests	(190)	(557)
Distributable Earnings (Loss) attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$(68,370)	$(81,614)
Adjustments:
Fair value adjustments	$97,856	133,200
Realized loss on hedges	1,621	1,621
Realized loss on CRE debt securities and B-pieces	3,868	26,801
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$34,975	$80,008
Distributable Earnings (Loss) per share(1)	$(0.51)	$(0.61)
Adjusted Distributable Earnings per share(1)	$0.26	$0.60
Weighted average number of common shares and OP units(1)	132,835	132,795
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the three and nine months ended September 30, 2021, weighted average number of common shares includes 3.1 million OP units.
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

The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders(1)	$2,613	$13,157
Adjustments:
Net income (loss) attributable to noncontrolling interests in investment entities	55	(54)
Amortization of above- and below-market lease intangibles	(34)	(59)
Interest income	—	18
Interest expense on real estate	7,968	24,378
Other income	1	3
Transaction, investment and servicing expense	(87)	(36)
Depreciation and amortization	8,697	28,185
Administrative expense	121	213
Other gain on investments, net	(275)	(11,008)
Income tax benefit / expense	7	(104)
NOI attributable to noncontrolling interest in investment entities	(3,946)	(11,862)
Total NOI, at share	$15,120	$42,831
_________________________________________
(1)Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders excludes $72.7 million and $195.2 million of net loss attributable to non-net leased and other real estate investments for the three and nine months ended September 30, 2021, respectively. The total net loss attributable to BrightSpire Capital, Inc.’s common stockholders was $70.1 million and $182.1 million for the three and nine months ended September 30, 2021.
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $300 million as of September 30, 2021, secured revolving credit facility, up to approximately $2.1 billion in secured revolving repurchase facilities, $1,510 million in non-recourse securitization financing, $700 million in commercial mortgages and $65 million in other asset-level financing structures. In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	September 30, 2021	December 31, 2020
Debt-to-equity ratio(1)	1.8x	1.0x
_________________________________________
(1)Represents (i) total outstanding secured debt less cash and cash equivalents of $208.7 million and $474.8 million at September 30, 2021 and December 31, 2020, respectively to (ii) total equity, in each case, at period end.
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
During the second quarter of 2021, we entered into an amendment under our Master Repurchase Facility with Bank 1, Bank 8 and Bank 9 to extend the maturity date by three years, two years and two and a half years, respectively.
Additionally, during the second quarter of 2021, we entered into amendments under our six Master Repurchase Facilities to: (i) permit the guarantor to consummate the Internalization; and (ii) reduce the minimum tangible net worth covenant requirement from $1.5 billion to $1.35 billion upon consummation of the Internalization.
As of September 30, 2021 we had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The CMBS Credit Facilities were undrawn as of September 30, 2021.

The following table presents a summary of our Master Repurchase and Bank Credit Facilities as of September 30, 2021 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$400,000	$94,350	4.5	LIBOR + 1.94%
Bank 2	21,353	—	1.0
Bank 3	600,000	97,312	1.5	LIBOR + 1.97%
Bank 7	500,000	163,991	3.5	LIBOR + 1.86%
Bank 8	250,000	148,464	1.7	LIBOR + 1.95%
Bank 9	300,000	54,345	4.6	LIBOR + 2.00%
Total Master Repurchase Facilities	2,071,353	558,462

Bank Credit Facility	300,000	—	1.3	LIBOR + 2.25%

Total Facilities	$2,371,353	$558,462
Subsequent to September 30, 2021 we repaid approximately $23.3 million under our master repurchase facilities.
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
In October 2019, we executed a securitization transaction through our subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC, which resulted in the sale of $840.4 million of investment grade notes. The securitization reflects an advance rate of 83.5% at a weighted average cost of funds of SOFR plus 1.59% (before transaction expenses) and is collateralized by a pool of 24 senior loan investments.
On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors relevant to CLNC 2019-FL1 would cease to be published or no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. As of June 17, 2021, the benchmark index interest rate was converted from LIBOR to SOFR, plus a benchmark adjustment of 11.448 basis points with a lookback period equal to the number of calendar days in the applicable Interest Accrual Period plus two SOFR business days, conforming with the indenture agreement and recommendations from the ARRC. Compounded SOFR for any interest accrual period shall be the “30-Day Average SOFR” as published by the Federal Reserve Bank of New York on each benchmark determination date.
As of September 30, 2021, the CLNC 2019-FL1 mortgage assets are indexed to LIBOR and the borrowings under CLNC 2019-FL are indexed to SOFR, creating an underlying benchmark index rate basis difference between CLNC 2019-FL1 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. We have the right to transition the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities, and will make its determination taking into account the loan portfolio as a whole. The transition to SOFR is not expected to have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
CLNC 2019-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within CLNC 2019-FL1. During the three months ended September 30, 2021 and through November 2, 2021, two loans held in CLNC 2019-FL1 were fully repaid, totaling $121.7 million. Additionally, during the three months ended September 30, 2021 a loan investment held in CLNC 2019-FL1 was removed as a result of the loan becoming a credit risk collateral interest, totaling 25.0 million. We replaced the repaid and credit risk assets by contributing existing loan investments of equal value. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. Going forward, principal proceeds from underlying loans will be used to amortize the securitization bonds payable going forward.
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
In July 2021, we executed a securitization transaction through our subsidiaries BRSP 2021-FL1 Ltd. and BRSP 2021-FL1, LLC, which resulted in the sale of $670 million of investment grade notes. The securitization reflects an advance rate of 83.75% at a weighted costs of funds of LIBOR plus 1.49% (before transaction expenses) and is collateralized by a pool of 33 senior loan investments.
BRSP 2021-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within BRSP 2021-FL1. During the three months ended September 30, 2021 and through November 2, 2021, two loans held in BRSP 2021-FL1 were fully repaid, totaling $126.2 million. We replaced the repaid loans by contributing existing loan investments of equal value.
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
The following table presents a summary of the five assets included in the portfolio financing as of September 30, 2021 (dollars in thousands):

City, State	Collateral	Asset Type / #(1)	GS	BRSP	Total
Dublin, Ireland	Mixed Use	Loan 75	$87,485	$8,153	$95,638
Various, US	Industrial	Net Leased 2	51,872	21,317	73,189
Rolling Hills, CA	Single Family Development	Loan 83 and 89	23,797	2,218	26,015
Dublin, Ireland	Office	Loans 81 and 87	54,601	5,088	59,689
San Rafael, CA	Mixed Use	Loan 84	1,855	173	2,028
Total Net Assets			$219,610	$36,949	$256,559
_________________________________________
(1)For further details on each asset included in the portfolio financing please refer to “Our Portfolio” in the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We and our affiliates control the continuing investment and portfolio management of such investments and such investments are consolidated on our consolidated balance sheet at September 30, 2021. The preferred financing provides for a disproportionate allocation of profits and losses and the share of income or loss is determined using a balance sheet approach known as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, earnings and losses are recognized based on how an entity would allocate and distribute its cash if it were to sell all of its assets and settle its liabilities for their carrying amounts and liquidate at the reporting date. Under the HLBV method, we could record, in any period, more or less income than may be generated in the case of an actual liquidation. The preferred financing resulted in a reallocation of a portion of stockholders equity to noncontrolling interest, resulting in a $69 million day one reduction in stockholders equity. The noncontrolling interest in investment entities on our consolidated balance sheet includes $219.6 million representing GS’s investment at September 30, 2021 under the HLBV method.
The following table presents a summary of the members’ capital for the period ended September 30, 2021 (dollars in thousands):

	GS	BRSP	Total
Beginning Balance - January 1, 2021	$259,524	$71,085	$330,609
Contributions(1)	3,888	3,518	7,406
Distributions(2)	(39,940)	—	(39,940)
Profit / (Loss) allocation(3)	(3,862)	(37,654)	(41,516)
Ending Balance - September 30, 2021	$219,610	$36,949	$256,559
_________________________________________
(1)Future advances on Loan 81 and Loan 87.
(2)Distributions from Net Lease 2 totaled $6.1 million, Loan 83 and Loan 89 totaled $30.3 million and Loan 84 totaled $3.5 million.
(3)Losses during the period were driven by the $35.5 million fair value adjustment, of which $32.0 million was allocated to BRSP and $3.5 million was allocated to GS, substantially all related to our Dublin, Ireland mixed use loan 75.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2021	2020	Change
Operating activities	$(70,985)	$44,862	$(115,847)
Investing activities	(474,690)	831,295	(1,305,985)
Financing activities	283,535	(535,660)	819,195
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
Our operating activities used net cash outflows of $71.0 million and provided net cash inflows of $44.9 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by operating activities decreased $115.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower net property operating income and net interest income earned resulting from sales of real estate properties and loans throughout 2021.

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
Investing activities used net cash outflows of $474.7 million for the nine months ended September 30, 2021. Net cash used in investing activities in 2021 resulted primarily from originations and future advances on our loans and preferred equity held for investment, net of $1.3 billion partially offset by proceeds from sales of real estate of $332.0 million, repayments on loan and preferred equity held for investment of $357.2 million and repayments of principal in mortgage loans held in securitization trusts of $70.8 million.
Investing activities generated net cash inflows of $831.3 million for the nine months ended September 30, 2020, respectively. Net cash provided by investing activities in 2020 resulted primarily from repayment on loan and preferred equity held for investment of $334.2 million, proceeds from sale of real estate of $300.5 million, proceeds from sale of loans held for sale of $137.1 million and proceeds from sale of real estate securities, available for sale of $118.6 million partially offset by originations and future advances on our loans and preferred equity held for investment, net of $122.4 million, and contributions to investments in unconsolidated ventures of $47.5 million.
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
Financing activities provided net cash of $283.5 million for the nine months ended September 30, 2021. Net cash provided by financing activities in 2021 resulted primarily from borrowings from credit facilities and securitization bonds in the amounts of $943.7 million and of $670.0 million, respectively, partially offset by repayment of credit facilities of $920.6 million, repayment of mortgage notes of $264.8 million, repayment of mortgage obligations issued by securitization trusts of $70.8 million, and distributions to noncontrolling interests in the amount of $40.2 million.
Financing activities used net cash of $535.7 million for the nine months ended September 30, 2020. Net cash used in financing activities in 2020 resulted primarily from repayment of credit facilities of $745.7 million, repayment of mortgage notes of $156.1 million, distributions paid on common stock and noncontrolling interests of $52.6 million and distributions to noncontrolling interests in the amount of $22.9 million. This was partially offset by of borrowings from credit facilities in the amount of $255.1 million, contributions to the 5-Investment Preferred Financing of $200.0 million, and borrowings from mortgage notes in the amount of $15.0 million.
Contractual Obligations, Commitments and Contingencies of the Company
The following table sets forth the known contractual obligations of the Company on an undiscounted basis. This table excludes obligations of the Company that are not fixed and determinable, including the Management Agreement (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,412	$1,050	$362	$—	$—
Secured debt(2)	1,517,302	35,115	405,098	697,899	379,190
Securitization bonds payable(3)	1,598,756	169,244	1,326,501	103,011	—
Ground lease obligations(4)	30,665	3,089	5,568	4,236	17,772
Office lease	5,586	798	1,596	1,596	1,596
	$3,153,721	$209,296	$1,739,125	$806,742	$398,558
Lending commitments(5)	238,137
Total	$3,391,858
_________________________________________

(1)Future interest payments were estimated based on the applicable index at September 30, 2021 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the current maturity date of February 2022.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at September 30, 2021.
(3)The timing of future principal payments was estimated based on expected future cash flows of underlying collateral loans. Repayments are estimated to be earlier than contractual maturity only if proceeds from underlying loans are repaid by the borrowers.
(4)The amounts represent minimum future base rent commitments through initial expiration dates of the respective noncancellable operating ground leases, excluding any contingent rent payments. Rents paid under ground leases are recoverable from tenants.
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
As of September 30, 2021, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would decrease interest income by $7.2 million annually, net of interest expense.
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
At September 30, 2021, we had approximately NOK 723.9 million and €157.0 million or a total of $265.8 million, in net investments in our European subsidiaries. A 1.0% change in these foreign currency rates would result in a $2.7 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiaries.
A summary of the foreign exchange contracts in place at September 30, 2021, including notional amount and key terms, is included in Note 15, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at September 30, 2021, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the nine months ended September 30, 2021, other than those previously disclosed in filings with the SEC.
The Company did not purchase any of its Class A common stock during the three months ended September 30, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Amended and Restated Master Combination Agreement, dated as of November 20, 2017, among Colony Capital Operating Company, LLC, NRF RED REIT Corp., NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP, Colony NorthStar Credit Real Estate, Inc. and Credit RE Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (No. 333-221685) effective December 6, 2017)

3.1
Articles of Amendment and Restatement of BrightSpire Capital, Inc., dated as of June 23, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended June 30, 2021 filed on August 5, 2021)

3.2	Fourth Amended and Restated Bylaws of BrightSpire Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 24, 2021)
10.1
Indenture, dated as of July 20, 2021, by and among BRSP 2021-FL1, Ltd., as Issuer, BRSP 2021-FL1, LLC, as Co-Issuer, BrightSpire Capital Advancing Agent, LLC (f/k/a CLNC Advancing Agent, LLC), as Advancing Agent, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Note Administrator and as Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on July 26, 2021)

10.2*
Second Amendment to Amended and Restated Master Repurchase Agreement, dated as of August 24, 2021, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC, BrightSpire Capital Operating Company, LLC and Citibank, N.A.

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

Dated: November 3, 2021

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)