Form 10-K
period 2021-12-31
BrightSpire Capital, Inc.
filed 2022-02-22
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, was approximately $789.8 million. As of February 18, 2022, BrightSpire Capital, Inc. had 129,765,365 shares of Class A common stock, par value $0.01 per share, outstanding
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

BRIGHTSPIRE CAPITAL, INC.
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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the current pandemic of the ongoing coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, its borrowers and tenants, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us, our borrowers and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the availability and acceptance of effective vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others.
Among others, the following uncertainties and other factors could cause actual results to differ from those set forth in the forward-looking statements:
•operating costs and business disruption may be greater than expected;
•the ongoing coronavirus pandemic, measures intended to prevent its spread and government actions to mitigate its economic impact have had and may have a material adverse effect on our business, results of operations and financial condition;
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
•implementation of our investment strategy may be delayed or hindered as a result of terminating our relationship with our former manager;
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
Risks Related to COVID-19
•The ongoing coronavirus pandemic, measures intended to prevent its spread and government actions to mitigate its economic impact have had and may continue to have a material adverse effect on our business, results of operations and financial condition.
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
Risks Related to Our Business and Our Investments
•We terminated our relationship with our former manager, which could delay or hinder implementation of our investment strategy, adversely affect our results of operations and financial condition and/or limit our ability to realize some or all of the target benefits of the Internalization.
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
•Shifts in consumer patterns and advances in communication and information technology that affect the use of traditional retail, hotel and office space may have an adverse impact on the value of certain of our debt and equity investments.
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

•The due diligence process that we undertake in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if we incorrectly evaluate the risks of our investments, we may experience losses.
•Because real estate investments are relatively illiquid, we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.
•Our operations in Europe and elsewhere expose our business to risks inherent in conducting business in foreign markets.
Risks Related to Our Financing Strategy
•Our indebtedness may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.
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
•We, through our subsidiary, are subject to extensive regulation, including as an investment adviser in the United States, which could adversely affect our ability to manage our business.
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

PART I
Item 1. Business
Our Company
References to “we,” “us,” “our,” or the “Company” refer to BrightSpire Capital, Inc., a Maryland corporation, together with its consolidated subsidiaries, unless the context specifically requires otherwise. References to the “OP” refer to BrightSpire Capital Operating Company, LLC (formerly known as Credit RE Operating Company, LLC,) a Delaware limited liability company, the operating company of the Company. References to “Digital Bridge” refers to DigitalBridge Group, Inc., formerly known as Colony Capital, Inc. a Maryland corporation, and its subsidiaries.
We are a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which we expect to be our primary investment strategy. Additionally, we may also selectively originate mezzanine loans and preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with our origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. We may target net leased equity investments on a selective basis. Additionally, we previously made investments in CRE debt securities primarily consisting of commercial mortgage-backed securities (“CMBS”) (including “B pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (including the junior tranches collateralized by pools of CRE debt investments). We reduced our CMBS holdings since the second quarter of 2020, and sold our last CMBS security available for sale in the fourth quarter of 2021. As of December 31, 2021 we hold only “B-pieces” of a CMBS securitization pool which are subject to risk retention provisions through June 2022.
We were organized in the state of Maryland on August 23, 2017 and maintain key offices in New York, New York and Los Angeles, California. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all our activities and hold substantially all our assets and liabilities through our operating subsidiary, BrightSpire Capital Operating Company, LLC (formerly known as Credit RE Operating Company, LLC, the “OP”). At December 31, 2021, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned as noncontrolling interests.
Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic has negatively impacted CRE credit REITs across the industry, as well as other companies that own and operate commercial real estate investments, including our company. As we manage the impact and uncertainties of the COVID-19 pandemic, cash preservation, liquidity and investment and portfolio management are our key priorities.
We continue to work closely with our borrowers and tenants to address the impact of COVID-19 on their businesses. To the extent that certain borrowers are experiencing significant financial dislocation we have and may continue to consider the use of interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations, for a limited period. Similarly, we have and may in the future evaluate converting certain current interest payment obligations to payment-in-kind as a potential bridge period solution. We have in limited cases allowed some portions of current interest to convert to payment-in-kind.
The COVID-19 pandemic has created uncertainties that have and will continue to negatively impact our future operating results, liquidity and financial condition. However, we believe there are too many uncertainties to predict and quantify the continuing impact. The potential concerns and risks include, but are not limited to, mortgage borrowers ability to make monthly payments, lessees’ capacity to pay their rent, and the resulting impact on us to meet our obligations. Therefore, there can be no assurances that we will not need to take impairment charges in future quarters or experience further declines in revenues and net income, which could be material. For more information, refer to “Part I - Item 1A. Risk Factors” of this Annual Report on Form 10-K for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
The Internalization
On April 30, 2021, we completed the internalization of the Company’s management and operating functions and terminated our relationship with CLNC Manager, LLC (the “Manager”), a subsidiary of DigitalBridge Group, Inc. (“DigitalBridge”), formerly known as Colony Capital, Inc., in accordance with that termination agreement dated April 4, 2021 between the Company, the OP, the Manager and Colony Capital Investment Advisors, LLC (the “Termination Agreement,” and the transactions contemplated thereunder, the “Internalization”). We paid the Manager a one-time termination fee of $102.3 million. Therefore, we no longer pay management or incentive fees to the Manager for any post-closing period and we have assumed general and administrative expenses directly. We have achieved a savings in operating costs as a result of the Internalization. Further, in connection with the Internalization, certain affiliates of ours and the Manager entered into a transition services agreement (“TSA”) to facilitate an orderly internalization transition of the management of our operations. The TSA expired on September 30, 2021, at which time we fully transitioned the management of our operations.
Our executive team remains unchanged, including Michael J. Mazzei, Chief Executive Officer; Andrew E. Witt, President and Chief Operating Officer; Frank V. Saracino, Chief Financial Officer and Executive Vice President; David A. Palamé, General Counsel, Secretary and Executive Vice President; George Kok, Chief Credit Officer; and Daniel Katz, Head of Originations. As a result of the Company’s 2021 Annual Meeting of Stockholders, DigitalBridge no longer has affiliated representatives on our board of directors. The Company’s board of directors is comprised of seven members, including our six independent directors, led by Catherine D. Rice, our Independent Chairperson, Vernon Schwartz, John Westerfield, Winston W. Wilson, Kim S. Diamond, Catherine F. Long and Michael J. Mazzei, the Company’s Chief Executive Officer. Ms. Diamond and Ms. Long were appointed to the board of directors during 2021. Additionally, certain professionals that have contributed substantially to our investment, underwriting, portfolio and asset management, loan servicing, financial reporting, treasury, legal, tax, credit, risk and compliance responsibilities seamlessly moved forward as direct employees of the Company.
Our senior management team has extensive experience managing and investing in real estate-related investments through a variety of credit cycles and market conditions. The clarity in organizational structure and dedicated management and employee base achieved through the Internalization solidifies the footprint and corresponding network developed by our investment and asset management teams, with proprietary market knowledge, sourcing capabilities and the local presence required to identify, execute and manage new originations and existing investments on behalf of the Company. Our real estate investment platform and relationships allow us to source, underwrite, structure and manage investment opportunities as well as to access debt and equity capital to fund our operations. We have fully integrated investment and portfolio management, finance and administration functions, including legal, compliance, human resources, investor relations, asset valuation, credit and risk management and information technology services. The Company has a captive, fully functional, asset management company that engages primarily in loan servicing for performing, sub-performing and non-performing commercial loans, including senior secured loans, revolving lines of credit, loan participations, subordinated loans, unsecured loans and mezzanine debt. Our asset management subsidiary is a commercial special servicer rated by both Standard & Poor’s and Fitch’s rating services.
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
Our Investment Strategy
Our objective is to generate consistent and attractive risk-adjusted returns to our stockholders. We seek to achieve this objective primarily through cash distributions and the preservation of invested capital. We believe our investment strategy provides flexibility through economic cycles to achieve attractive risk-adjusted returns. This approach is driven by a disciplined investment strategy, focused on:
•leveraging long standing relationships, our organization structure and the experience of the team;
•the underlying real estate and market dynamics to identify investments with attractive risk-return profiles;
•primarily originating and structuring CRE senior mortgage loans and selective investments in mezzanine loans and preferred equity with attractive return profiles relative to the underlying value and financial operating performance of the real estate collateral, given the strength and quality of the sponsorship;
•structuring transactions with a prudent amount of leverage, if any, given the risk of the underlying asset’s cash flows, attempting to match the structure and duration of the financing with the underlying asset’s cash flows, including through the use of hedges, as appropriate; and
•operating our net leased real estate investments and selectively pursuing new investments based on property location and purpose, tenant credit quality, market lease rates and potential appreciation of, and alternative uses for, the real estate.
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

Our investment strategy is flexible, enabling us to adapt to shifts in economic, real estate and capital market conditions and to exploit market inefficiencies. We may expand or change our investment strategy or target assets over time in response to opportunities available in different economic and capital market conditions. This flexibility in our investment strategy allows us to employ a customized, solutions-oriented approach, which we believe is attractive to borrowers and tenants. We believe that our diverse portfolio, our ability to originate, acquire and manage our target assets and the flexibility of our investment strategy positions us to capitalize on market inefficiencies and generate attractive long-term risk-adjusted returns for our stockholders through a variety of market conditions and economic cycles.
Our Target Assets
During the first quarter of 2021, we began to selectively pursue new investments and continued throughout the remainder of 2021. These new investments were entirely first mortgage loans eligible for collateralized loan obligation securitizations.
Our investment strategy is to originate and selectively acquire our target assets, which consist of the following:
•Senior Mortgage Loans. Our primary focus is originating and selectively acquiring senior mortgage loans that are backed by CRE assets. These loans are secured by a first mortgage lien on a commercial property and provide mortgage financing to a commercial property developer or owner. The loans may vary in duration, bear interest at a fixed or floating rate and amortize, if at all, over varying periods, often with a balloon payment of principal at maturity. Senior mortgage loans may include junior participations in our originated senior loans for which we have syndicated the senior participations to other investors and retained the junior participations for our portfolio. We believe these junior participations are more like the senior mortgage loans we originate than other loan types given their credit quality and risk profile.
•Mezzanine Loans. We may originate or acquire mezzanine loans, which are structurally subordinate to senior loans, but senior to the borrower’s equity position. Generally, we will originate or acquire these loans if we believe we have the ability to protect our position and fund the first mortgage, if necessary. Mezzanine loans may be structured such that our return accrues and is added to the principal amount rather than paid on a current basis. We may also pursue equity participation opportunities in instances when the risk-reward characteristics of the investment warrant additional upside participation in the possible appreciation in value of the underlying assets securing the investment.
•Preferred Equity. We may make investments that are subordinate to senior and mezzanine loans, but senior to the common equity in the mortgage borrower. Preferred equity investments may be structured such that our return accrues and is added to the principal amount rather than paid on a current basis. We also may pursue equity participation opportunities in preferred equity investments, like such participations in mezzanine loans.
•Net Leased and Other Real Estate. We may occasionally invest directly in well-located commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. In addition, tenants of our properties typically pay rent increases based on: (1) increases in the consumer price index (typically subject to ceilings), (2) fixed increases, or (3) additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term, net lease agreements generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.
Our operating segments include senior and mezzanine loans and preferred equity, net leased and other real estate, all of which are included in our target assets, and CRE debt securities and corporate. Our target assets are included in different operating segments.
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

We believe that events in the financial markets from time to time, including the current and potential impacts of the COVID-19 pandemic, have created and will continue to create dislocation between price and intrinsic value in certain asset classes as well as a supply and demand imbalance of available credit to finance these assets. We believe that our in-depth understanding of CRE and real estate-related investments, in-house underwriting, asset management and resolution capabilities, provides an extensive platform to regularly evaluate our investments and determine primary, secondary or alternative disposition strategies. This includes intermediate servicing and negotiating, restructuring of non-performing investments, foreclosure considerations, management or development of owned real estate, in each case to reposition and achieve optimal value realization for the Company and its stockholders. Depending on the nature of the underlying investment, we may pursue repositioning strategies through judicious capital investment in order to extract maximum value from the investment or recognize unanticipated losses to reinvest resulting liquidity in higher-yielding performing investments.
Our Competitive Strengths
We believe that we distinguish ourselves from other CRE finance and investment companies in a number of ways, including the following:
Large diversified portfolio.
We are a large publicly-traded CRE credit/mortgage REIT. Our portfolio is composed of a diverse set of CRE assets across the capital stack, including senior mortgage loans as well as select mezzanine loans and preferred equity. We will also occasionally invest in single tenant net leased properties. We believe that the scale of our portfolio gives us a competitive advantage by providing us with significant portfolio diversification, economies of scale and advantageous access to capital.
Disciplined investment strategy.
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
Our Financing Strategy
We have a multi-pronged financing strategy that included an up to $300 million secured revolving credit facility as of December 31, 2021, up to approximately $2.1 billion in secured revolving repurchase facilities, $1.5 billion in non-recourse securitization financing, $695 million in commercial mortgages and $65 million in other asset-level financing structures.
On January 28, 2022, we, through our subsidiaries, including the OP, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) pursuant to which the Lenders agreed to provide a revolving credit facility in the reduced aggregate principal amount of up to $165 million, of which up to $25 million is available as letters of credit.
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
Leverage Policies
While we limit our use of leverage and believe we can achieve attractive yields on an unleveraged basis, we may use prudent amounts of leverage to increase potential returns to our stockholders and/or to finance future investments. Given current market conditions, to the extent that we use borrowings to finance our assets, we currently expect that such leverage would not exceed on a debt-to-equity basis, a 3-to-1 ratio for us as a whole. We consider these leverage ratios to be prudent for our target asset classes. Our decision to use leverage currently or in the future to finance our assets will be based on our assessment of a variety of factors, including, among others, the anticipated credit quality, liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the ability to raise additional equity to reduce leverage and create liquidity for future investments, the availability of credit at favorable prices or at all, the credit quality of our assets and our outlook for borrowing costs relative to the interest income earned on our assets. Our decision to use leverage in the future to finance our assets will be at the discretion of our management and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use. To the extent that we use leverage in the future, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap and cap agreements, to serve as a hedge against future interest rate increases on our borrowings.

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
•until appropriate investments can be identified, we may invest the proceeds of any future offerings of the Company in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities, that are consistent with the Company’s intention to qualify as a REIT and maintain its exemption from registration under the Investment Company Act;
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
The investment guidelines can be amended or waived with the approval of the Board of Directors (which must include a majority of the independent directors).
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

We hold our assets primarily through direct or indirect wholly-owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) or Section 3(c)(6) of the Investment Company Act. To qualify for the exclusion pursuant to Section 3(c)(5)(C), based on positions set forth by the staff of U.S. Securities and Exchange Commission (the “SEC”), each such subsidiary, considered on an individual basis, is generally required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) at least 80% of its assets in “qualifying” real estate assets and real estate-related assets. For our subsidiaries that maintain this exclusion or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.” “Qualifying” real estate assets for this purpose include senior mortgage loans, certain B-notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior loans for the purposes of the Investment Company Act. We treat as real estate-related assets B-pieces and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. Unless a relevant SEC no-action letter or other guidance applies, we expect to treat preferred equity interests as real estate-related assets. The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exclusion. Unless the SEC or its staff issues guidance with respect to CMBS, we intend to treat CMBS as a real estate-related asset. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. For our subsidiaries that maintain this exclusion or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.”
Our subsidiaries that rely on the exclusion provided for in Section 3(c)(6) do so because they are primarily engaged, directly or through majority-owned subsidiaries, in Section 3(c)(5)(C) businesses or in one or more of such businesses (from which not less than 25 percent of such company’s gross income during its last fiscal year was derived) together with an additional business or businesses other than investing, reinvesting, owning, holding, or trading in securities. Although there is limited guidance from the staff of the SEC interpreting Section 3(c)(6), we believe that it is commonly understood that the term “primarily” has the same numerical connotation as under Section 3(c)(5), as described in the preceding paragraph with the determination for any subsidiary including the assets of its majority owned subsidiaries on a consolidated basis.
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
Competition
We are engaged in a competitive business. In our lending and investing activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have similar acquisition objectives that overlap with ours. These other REITs will increase competition for the available supply of mortgage assets suitable for purchase and origination. Furthermore, this competition in our target asset classes may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.
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
Federal regulators have modified restrictions on the activity of banks and other deposit-taking institutions that previously prohibited such entities from competing for certain investment opportunities. The changes to this regulatory scheme, commonly referred to as the Volcker Rule, became effective on October 1, 2020 and may allow these financial institutions to compete with us for investment opportunities that were not previously available to them, thus increasing competition with our business. In the face of this competition, we believe our investment professionals and their industry expertise and relationships provide us with competitive advantages in assessing risks and determining appropriate pricing for potential investments. We believe these relationships enable us to compete more effectively for attractive investment opportunities.
Human Capital Management
Experienced Management and Employees
On April 30, 2021, we completed the Internalization, transitioning from an externally-managed REIT to an internally-managed REIT. Prior to the Internalization, we did not have any employees. In connection with closing the Internalization, we maintained management continuity and team expertise by hiring 45 full-time employees from an affiliate of our former manager, including our executive officers, who contributed substantially to our investment, portfolio management, servicing, financial reporting and related operations. Our executive management team and human resources partner oversee our human capital resources and employment practices to ensure that an asset as important as our employees are strategically integrated with our goals and business plans as a commercial real estate mortgage REIT.
On December 31, 2021, we had 55 employees, all of which are full-time employees. Our 55 employees are located throughout the United States as follows: 35 in New York, New York at our Headquarters, 17 in Los Angeles, California, one in Dallas, Texas, one in Atlanta, Georgia and one in Boston, Massachusetts.
Employee Matters and Culture
We are committed to maintaining a positive work environment in which employee accountability, growth, advancement, diversity, inclusion and equal employment opportunity are very important. We strive to recognize and reward noteworthy performance, evaluated through periodic (no less frequent than annual) reviews with each employee. We seek to attract and retain the most relevant and skilled employees by offering competitive compensation and benefits, including fixed and variable pay, including base salary, cash bonuses, equity-based compensation consistent with employee position and seniority, 401(k) matching and opportunities for merit-based increases.
We maintain policies that reinforce and enhance its commitment to high ethical standards, corporate governance and internal controls, to provide the best and most competitive service to our customers in order to enhance stockholder value. We promote a workplace that is free of harassment and discriminatory and retaliatory practices. In keeping with these priorities, we maintain an open-door policy for conflict management and requires periodic (no less frequent than annual) interactive harassment prevention training for both managers and employees consistent with applicable state and local laws. We regularly re-evaluate our policies covering codes of ethics, corporate governance, disclosure controls, anti-discrimination, harassment, retaliation and related complaint procedures, insider trading, and related party transaction activity.
We maintain a co-employer partnership with Trinet (a professional employer organization). Trinet administers pay and other employment services, allowing us to maximize human resource administration and enhance the diversity and strength of benefits provided to employees. Through Trinet, employees have access to an extensive health and wellness platform, including live, personal and mental health counseling, family, financial and career planning resources, as well as a broad-based marketplace offering technology products, travel, entertainment, dining, fitness and other services at significantly discounted prices.
Our Commitment to Charity
We maintain a commitment to corporate giving to national and local associations in the communities in which we live and conduct business. We support certain charitable matching of contributions made by employees, encouraging a unified culture acting together. Our employees have recently teamed up to support Toys for Tots and will participate in charitable fundraising endeavors such as Cycle for Survival. Certain departments have worked together in volunteer efforts to give back to the community as well.

COVID-19 Protocols
Beginning in March 2020 our team effectively transitioned to a remote work environment due to COVID-19, with the staff fully supported by information technology resources available to us, including home office equipment. Our technology and cloud-based systems ensured a seamless transition and uncompromised access to all of our customer information. In October 2020, the team had the opportunity to voluntarily return to the office. In May 2021, we recommended a hybrid attendance model, with most employees working together at least two days a week, subject to individual and company-wide exceptions for health and safety needs. Throughout this extended period, we implemented and updated protocols in line with (and some more conservative than) the Centers for Disease Control and/or local recommendations to provide a safe work environment, including daily attestations prior to entering the office, mask wearing and physical distancing measures, protective workspace barriers, and encouraging vaccination. We will continue monitoring the COVID-19 pandemic and will adjust the hybrid attendance model, and related protocols, as appropriate.
Corporate Information
The Company was formed as a Maryland corporation on August 23, 2017. Our principal executive offices are located at 590 Madison Avenue, 33rd Floor, New York, NY 10022, and our telephone number is (212) 547-2631. Our website is www.brightspire.com. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Our website address is included in this Annual Report on Form 10-K as a textual reference only and the information on the website is not incorporated by reference into this Annual Report on Form 10-K. All of our reports, proxy and information statements filed with the SEC can also be obtained at the SEC’s website at www.sec.gov.
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
•    Complaint Procedures for Accounting and Auditing Matters
•    Audit Committee Charter
•    Compensation Committee Charter
•    Nominating and Corporate Governance Committee Charter
These corporate governance documents are also available in print free of charge to any security holder who requests them in writing to: BrightSpire Capital, Inc., Attention: Investor Relations, 590 Madison Avenue, 33rd Floor, New York, New York, 10022. Within the time period required by the rules of the SEC and the NYSE, we will post on our website any amendment to such corporate governance documents.
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
Risks Related to COVID-19
The ongoing COVID-19 pandemic, measures intended to prevent its spread and government actions to mitigate its economic impact have had and may continue to have a material adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The significance, extent and duration of the impact of COVID-19 or another pandemic on our business remains largely uncertain and dependent on near-term and future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the emergence of new variants, the effectiveness and willingness of people to take COVID-19 vaccines, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate. The impact of the pandemic and measures to prevent its spread have negatively impacted us and could further negatively impact our business. To the extent current conditions persist or worsen, we expect there to be a materially negative effect on the value of our assets and our results of operations, and, in turn, cash available for distribution to our stockholders. Moreover, many risk factors set forth in this Annual Report should be interpreted as heightened risks as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
Difficulty accessing debt and equity capital on attractive terms, or at all, and severe disruption or instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to access capital necessary to fund business operations or replace liabilities on a timely basis. This may also adversely affect the valuation of financial assets and liabilities, any of which could result in the inability to make payments under our credit and other borrowing facilities, affect our ability to meet liquidity, net worth, and leverage covenants under such facilities or have a material adverse effect on the value of investments we hold. In addition, the insolvency of one or more of our counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets and obtain substitute financing on attractive terms or at all. We have experienced declines in the value of our target assets, as well as adverse developments with respect to the terms and cost of financing available to us, and have previously received margin calls, default notices and deficiency letters from certain of our financing counterparties, which have been resolved. Any or all of these impacts could result in reduced net investment income and cash flow, as well as an impairment of our investments, which reductions and impairments could be material.
Additionally, the economic impacts of the pandemic may continue to impact the financial stability of certain loans and loan borrowers underlying the residential and commercial securities and loans that we own, leading to loan delinquencies and/or defaults, or requests for concessions or forbearance. Elevated levels of delinquency or default would have an adverse impact on our income and the value of our assets and may require us to repay amounts under our master repurchase facilities and we can provide no assurance that we will have funds available to make such payments. Any forced sales of loans, securities or other assets that secure our repurchase and other financing arrangements in the current environment would likely be on terms less favorable to us than might otherwise be available in a regularly functioning market and could result in deficiency judgments and other claims against us.
In response to the pandemic, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. There can be no assurance as to how, in the long term, such actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations and financial condition may continue to be materially adversely affected. Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may harm our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve late in our 2019 fiscal year and during the first fiscal quarter of 2020, may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. These market interest rate declines may negatively affect our results of operations. In addition, if interest rates continue to decline as a result of demand for U.S. Treasury securities and the activities of the Federal Reserve, prepayments on our assets are likely to increase due to refinancing activity, which could have a material adverse effect on our result of operations.
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
Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those being experienced now related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. These events may negatively impact our ability to fund our operations, meet financial obligation and finance target asset acquisitions.
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
In response to the market dislocations resulting from the global pandemic of COVID-19, we made the determination that certain of our interest rate hedges were no longer effective in hedging asset market values and, as of March 27, 2020, had terminated or closed out a portion of our outstanding interest rate hedges and, overall, incurred realized losses. While we are monitoring market conditions and determining when we believe it would be appropriate and effective to re-implement interest rate hedging strategies, including by taking into account our future business activities and assets and liabilities, we will be exposed to the impact that changes in benchmark interest rates may have on the value of the loans, securities and other assets we own that are sensitive to interest rate changes, as well as long-term debt obligations that are sensitive to interest rate changes. Moreover, to the extent the value of loans and securities we own fluctuate as a result of changes in benchmark interest rates, we may be exposed to margin calls under lending facilities that we use to finance these assets. In the past, our interest rate hedging strategy was intended to be a source of liquidity in meeting margin calls that resulted from asset valuation changes attributable to changes in benchmark interest rates; however, because we have terminated or closed out a portion of our outstanding interest rate hedges, we will not be able to rely on these hedges as such a source of liquidity. Operating our business and maintaining a portfolio of interest rate sensitive loans, securities and other assets without an interest rate risk hedging program in place could expose us to losses and liquidity risks, which could be material and which could negatively impact our results of operations and financial condition. There can be no assurance that future market conditions and our financial condition in the future will enable us to re-establish an effective interest rate risk hedging program, even if in the future we believe it would otherwise be appropriate or desirable to do so.
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
For example, in April 2020, our Board of Directors suspended distributions due to the volatility and unprecedented market conditions caused by the COVID-19 pandemic and began declaring distributions beginning with the quarter ended March 31, 2021. However, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.
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
We are required to obtain, maintain or renew certain licenses and authorizations (including “doing business” authorizations and licenses to act as a commercial mortgage lender) from U.S. federal or state governmental authorities, government sponsored entities or similar bodies in connection with some or all of our mortgage-related activities. There is no assurance that we will be able to obtain, maintain or renew any or all of the licenses and authorizations that we require or that we will avoid experiencing significant delays in connection therewith. Our failure to obtain, maintain or renew licenses will restrict our options and ability to engage in desired activities, and could subject us to fines, suspensions, terminations and various other adverse actions if it is determined that we have engaged without the requisite licenses or authorizations in activities that required a license or authorization, which could have a material adverse effect on us.
We are highly dependent on information systems and third-parties, and system failures or cybersecurity incidents incurred by us or the third-parties that we rely on could significantly disrupt our ability to operate our business.
Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and while we have not experienced any such attacks since our inception, we may be subject to such attempted attacks from time to time. We rely heavily on financial, accounting and other data processing systems maintained by us and by third parties with whom we contract for information technology, network, data storage and other related services. Although we have not detected a material cybersecurity breach to date, financial services institutions and lenders have reported material breaches of their systems, some of which have been significant. Even with appropriate security measures and procedures in place, not every breach can be prevented or detected. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. An externally caused information security incident or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability. While we maintain cybersecurity specific insurance for both first-party losses (breach response, ransomware, data loss, business interruption, contingent business interruption, social engineering coverage, system failure and hardware replacement) and third-party losses (breach demands, regulatory penalties, media liability), such insurance may not be sufficient to address any such losses.

Risks Related to Our Business and Our Investments

We terminated our relationship with our former manager, which could delay or hinder implementation of our investment strategy, adversely affect our results of operations and financial condition and/or limit our ability to realize some or all of the targeted benefits of the Internalization.
On April 30, 2021, we completed the Internalization of our management and operating functions and terminated the management agreement with our external manager. Pursuant to the Internalization, we extended offers of employment to certain employees of our external manager who, prior to the Internalization, had contributed substantially to our investment, underwriting, portfolio and asset management, loan servicing, financial reporting, treasury, legal, tax, credit, risk and compliance responsibilities employment, which offers were accepted, and entered into an employment agreement with Mr. Michael J. Mazzei, our Chief Executive Officer. Our executive team consists of individuals who were previously employed by, but are no longer affiliated with, the manager, specifically: Michael J. Mazzei, Chief Executive Officer; Andrew E. Witt, President and Chief Operating Officer; Frank V. Saracino, Chief Financial Officer and Executive Vice President; and David A. Palamé, General Counsel, Secretary and Executive Vice President. Accordingly, we believe that our success depends significantly upon the experience, skill, resources, relationships and contacts of the executive officers and key personnel. The departure of any of these persons from our management team could have a material adverse effect on our performance. Taken together, our ability to achieve our stated objectives and to realize the expected cost savings through the Internalization may be impacted by increased overhead costs and/or management’s ability to focus on operating our business.
We may not be able to hire and retain qualified loan originators or grow and maintain our relationships with key loan brokers, and if we are unable to do so, our ability to implement our business and growth strategies could be limited.
We depend on our loan originators to generate borrower clients by, among other things, developing relationships with commercial property owners, real estate agents and brokers, developers and others, which we believe leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled loan originators. The market for loan originators is highly competitive and may lead to increased costs to hire and retain them. We cannot guarantee that we will be able to attract or retain qualified loan originators. If we cannot attract, motivate or retain a sufficient number of skilled loan originators, at a reasonable cost or at all, our business could be materially and adversely affected. We also depend on our network of loan brokers, who generate a significant portion of our loan originations. While we strive to cultivate long-standing relationships that generate repeat business for us, brokers are free to transact business with other lenders. Our competitors also have relationships with some of our brokers and actively compete with us in bidding on loans shopped by these brokers. We also cannot guarantee that we will be able to maintain or develop new relationships with additional brokers.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon our performance and the performance of our third-party servicers.
Our success depends on the identification and origination or acquisition of investments and the management of our assets and operation of our day-to-day activities. If we perform poorly and as a result are unable to originate and/or acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to stockholders at presently contemplated levels, if at all. Our platform may not be scalable if our business grows substantially, we may be unable to make significant investments on a timely basis or at reasonable costs, or our service providers may be strained by our growth, which could disrupt our business and operations. Similarly, if our third-party servicers perform poorly, we may be unable to realize all cash flow associated with our real estate debt and debt-like investments.
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
We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the Internal Revenue Service (the “IRS”) will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.
We invest in CRE securities, including CMBS and CDOs, which entail certain heightened risks and are subject to losses.
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
Our business is also closely tied to general economic conditions of the areas where our investments are located and in the real estate industry generally. As a result, our economic performance, the value of our CRE debt and debt-like investments, real estate and real estate related investments, and our ability to implement our business strategies may be significantly and adversely affected by changes in economic conditions in the United States where a substantial number of our investments are located and in international geographic areas, as applicable. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States and Europe and elsewhere as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession, increasing political instability or uncertainty, or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. Declining real estate values could reduce our level of new loan originations and make borrowers less likely to service the principal and interest on our CRE debt investments. Slower than expected economic growth pressured by a strained labor market, could result in lower occupancy rates and lower lease rates across many property types, which could create obstacles for us to achieve our business plans. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.
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
Shifts in consumer patterns and advances in communication and information technology that affect the use of traditional retail, hotel and office space may have an adverse impact on the value of certain of our debt and equity investments.
In recent periods, and accelerated by the restrictions and lockdowns associated with the COVID-19 pandemic, sales by online retailers have increased, and many retailers operating brick and mortar stores have made online sales a vital piece of their businesses. Some of our debt and equity investments involve exposure to the ongoing operations of brick and mortar retailers. Our loans collateralized by hotels, retail and office properties and mezzanine loans and preferred equity interests are disproportionately impacted by the effects of COVID-19.
Technology has also impacted the use of office space and the adaption of such technology has also been accelerated by the restrictions and lockdowns associated with the COVID-19 pandemic. The office market has seen a shift in the use of space due to the availability of practices such as telecommuting, videoconferencing and, prior to the pandemic, renting shared work spaces. These trends have led to more efficient workspace layouts and a decrease in square feet leased per employee. While the social distancing required as a result of COVID-19 may lead some tenants to require more space, at least in the short term, the continuing impact of technology could result in tenant downsizings upon renewal, or in tenants seeking office space outside of the typical central business district. These trends could continue to cause an increase in vacancy rates and a decrease in demand for new supply, and could impact the value of our debt and equity investments.
Technology platforms such as AirBnB and VRBO have provided leisure and business travelers with lodging options outside of the hotel industry. These services effectively have increased the supply of rooms available in many major markets. This additional supply could negatively impact the occupancy and room rates at more traditional hotels.
As a result of the foregoing, the value of our debt and equity investments, and results of operations could be adversely affected.
We are subject to significant competition, and we may not be able to compete successfully for investments, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to significant competition for attractive investment opportunities from other financing institutions and investors, including those focused primarily on real estate and real estate-related investment activities, some of which have greater financial resources than we do, including publicly traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. Our competitors, including other REITs, may raise significant amounts of capital, and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we can. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. As we reinvest capital, we may not realize risk adjusted returns that are as attractive as those we have realized in the past. In addition, further changes in the financial regulatory regime could decrease the current restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them.
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
We have invested in, and may continue to invest in, unrated or non-investment grade CRE securities or investments whose ratings have been downgraded or withdrawn, enter into leases with unrated tenants or participate in subordinate, unrated or distressed mortgage loans. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the borrower owners or the properties underlying the loans or securities, the borrowers’ credit history, the properties’ underlying cash flow or other factors. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downturn, prices of lower credit quality investments and CRE securities may decline. As a result, these investments may have a higher risk of default and loss than investment grade rated assets and may significantly decline in value. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments. Any loss we incur may be significant, reduce distributions to stockholders and adversely affect the value of our common stock.
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
Our investment strategy may not be successful, or there may be delays, in locating or allocating suitable investments, which could limit our ability to make distributions and lower the overall return on stockholders’ investment.
Our investment strategy may not be successful in locating suitable investments on financially attractive terms. If we, are unable to find and allocate suitable investments promptly, we may hold the funds available for investment in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions, and we may not be able to meet our investment objectives. Further, the more money we have available for investment, the more difficult it will be to invest the funds promptly and on attractive terms. If we are able to identify suitable investments, it may not be successful in consummating the investment, resulting in increased costs and diversion in the investment professionals’ time, or if consummated, the returns on the investments may be below expectations.
The due diligence process that we undertake in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if we incorrectly evaluate the risks of our investments, we may experience losses.
The success of our origination or acquisition of investments significantly depends on the financial stability of the borrowers and tenants underlying such investments. Before making a loan to a borrower, we assess the strength and skills of an entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. Appraisals and engineering and environmental reports, as well as a variety of other third-party reports are not guarantees of present or future value. One appraiser may reach a different conclusion than the conclusion that would be reached if a different appraiser were appraising that property. Moreover, the values of the properties may have fluctuated significantly since the appraisals were performed. In addition, any third-party report, including any engineering report, environmental report, site inspection or appraisal represents only the analysis of the individual consultant, engineer or inspector preparing such report at the time of such report, and may not reveal all necessary or desirable repairs, maintenance, remediation and capital improvement items. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful. The inability of a single major borrower or tenant, or a number of smaller borrowers or tenants, to meet their payment obligations could result in reduced revenue or losses.
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
We currently have, and may in the future enter into, joint ventures with third parties. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for instance, the following risks:
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
•the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity; and
•our joint venture partners may not have sufficient personnel or appropriate levels of expertise to adequately support our initiatives
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that joint venture partner. In addition, disagreements or disputes between us and our joint venture partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
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
Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations. These concerns could materially adversely affect the value of our euro-denominated assets and obligations.
In addition, the United Kingdom completed its withdrawal from the European Union effective as of January 1, 2021. The long-term consequences as a result of the United Kingdom’s withdrawal from the European Union are still unknown and unpredictable. Uncertainty about global or regional economic conditions, and the regulation and availability of financial services, poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news, and declines in income or asset values, which could adversely affect the availability of financing, our business and our results of operations.
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
We borrow funds under master repurchase agreements with various counterparties. The documents that govern these master repurchase agreements and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our ability to further incur borrowings, restrict our distributions to stockholders prohibit us from discontinuing insurance coverage and restrict our flexibility to determine our operating policies and investment strategy. In particular, our master repurchase agreements require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt facilities. Further, this could also make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes or to maintain our exclusion from registration under the Investment Company Act. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. Our master repurchase agreements also grant certain consent rights to the lenders thereunder, which give them the right to consent to certain modifications to the pledged collateral. This could limit our ability to manage a pledged investment in a way that we think would provide the best outcome for our stockholders.
These types of financing arrangements also involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales and distressed levels by forced sellers. In these circumstances, we may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources including by selling assets at a time when we might not otherwise choose to do so, which we may not be able to achieve on favorable terms or at all.
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
During the first and second quarter of 2020, we observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to pay cash or securities to satisfy higher than historical levels of margin calls. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we will be required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the ongoing COVID-19 pandemic, we experienced and may in the future experience margins calls well beyond historical norms. These trends, if continued, will have a negative adverse impact on our liquidity.
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
As of December 31, 2021, our portfolio had $695 million of total mortgage financing. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability, result in losses and negatively impact the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
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
We, through our subsidiary, are subject to extensive regulation, including as an investment adviser in the United States, which could adversely affect our ability to manage our business.
Our subsidiary, BrightSpire Advisors, LLC (“BrightSpire Advisors”) is subject to regulation as an investment adviser by various regulatory authorities. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. BrightSpire Advisors could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect our business.

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
If we, our borrowers or other companies with which we do business, particularly utilities that provide our facilities with electricity, become subject to laws or regulations related to climate change, it could have a material adverse effect on us. The United States may enact new laws, regulations and interpretations relating to climate change, including potential cap-and-trade systems, carbon taxes and other requirements relating to reduction of carbon footprints and/or greenhouse gas emissions. Other countries have enacted climate change laws and regulations, and the United States has been involved in discussions and agreements regarding international climate change treaties. The federal government and some of the states and localities in which we operate have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. Localities may enact laws that require mortgaged properties to comply with certain green building certification programs (e.g., LEED and EnergyStar) and other laws which may impact commercial real estate as a result of efforts to mitigate the factors contributing to climate change. Although these laws and regulations have not had any known material adverse effect on us to date, they could limit our ability to develop properties or result in substantial costs, including compliance costs, retrofit costs and construction costs, monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. In addition, these laws and regulations could lead to increased costs for the electricity that our tenant’s require to conduct operations. Furthermore, our reputation could be damaged if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations, liquidity and financial condition. Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These potential impacts may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures, any of which could increase our operating costs. Any of these matters could have a material adverse effect on us.

The phase-out, replacement, or unavailability of LIBOR is likely to affect our existing floating rate debt and hedging arrangements, and there can be no assurance as to which replacement rate will be used when LIBOR is discontinued, and any such replacement rate may differ from LIBOR and between the loan and hedge markets.
Certain of our floating-rate debt and hedging arrangements determine the applicable interest rate or payment amount by reference to LIBOR, or to another financial metric.
On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) announced staggered dates by which LIBOR settings will either cease to be provided by any administrator or no longer be representative. Accordingly, unless our floating rate debt and hedge arrangements are modified to provide for a specific replacement benchmark by June 30, 2023, it is unclear what rate would apply to such floating rate debt and hedges.
The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative rate to LIBOR. The composition and characteristics of SOFR are not the same as those of LIBOR. SOFR is a secured rate backed by government securities, while LIBOR is an unsecured rate that incorporates bank credit risk, and SOFR is an overnight rate, while LIBOR is a forward-looking rate that represents interbank funding over different maturities. While market participants have proposed certain methods to interpolate and transition between LIBOR and SOFR, there can be no assurance that SOFR (including a term SOFR or compounded SOFR) will perform in the same way as LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events. The discontinuation of USD LIBOR and the transition to SOFR or another alternative reference rate may be disruptive to financial markets, which could have a material adverse effect on our financing costs, and as a result, on our financial condition, operating results, and cash flows.
Furthermore, differences between LIBOR replacement methodology in loan and hedging markets could result in differences in conversion between our debt arrangements and corresponding hedges. While the loan market may eventually generally adopt the same replacement for LIBOR as the hedging market, there can be no assurance as to the timing of such adoption and any differences in the timing of adoption of LIBOR replacements between the loan and hedge market as well as differences in methodology and valuation can lead to mismatches in hedging, which could result in changes to our risk exposure, adverse tax or accounting effects, increased compliance and legal and operational costs.
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
•additions to or departures of our key personnel or adverse effects on the business or operations of DigitalBridge;
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
Stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 1,000,000,000 shares of capital stock, of which 950,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Our Board of Directors, with the approval of a majority of our entire Board of Directors and without stockholder approval, may amend our charter to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of capital stock of any class or series that we are authorized to issue. Our Board of Directors may elect to: (i) sell additional shares in one or more future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating company; or (iv) issue shares of our common stock to pay distributions to existing stockholders. If we issue and sell additional shares of our common stock, the ownership interests of our existing stockholders will be diluted to the extent they do not participate in the offering.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information regarding our investment properties at December 31, 2021 are included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Net Leased and Other Real Estate” and “Item 15. Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report.
Item 3. Legal Proceedings
The Company is not currently subject to any material legal proceedings. We anticipate that we may from time to time be involved in legal actions arising in the ordinary course of business, the outcome of which we would not expect to have a material adverse effect on our financial position, results of operations or cash flow.
Item 4. Mine Safety Disclosures
Not applicable.

PART II—Other Information
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock began trading on the NYSE on February 1, 2018 under the symbol “CLNC.” Prior to February 1, 2018, our Class A common stock was not listed on a national securities exchange and there was no established public trading market for such shares. On June 24, 2021, we changed our ticker symbol to BRSP concurrent with our name change to BrightSpire Capital, Inc. from Colony Credit Real Estate, Inc., and continue to trade on the NYSE.
As of February 18, 2022, the closing price of our Class A common stock was $8.99 and we had approximately 129.8 million shares of Class A common stock outstanding held by a total of 3,362 holders of record. This figure does not reflect the beneficial ownership of shares held in nominee name.
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

Common Stock
2021
Ordinary income	$0.29
Return of capital	0.11
Total	$0.40

2020
Ordinary income	$0.30
Return of capital	0.10
Total	$0.40

2019
Ordinary income	$1.11
Capital gains	0.21
Return of capital	0.38
Total	$1.70
For the year ended December 31, 2021, we paid aggregate dividends of $53.1 million to our Class A common stockholders. The Board of Directors will evaluate dividends in future periods based upon customary considerations, including market conditions.
The credit agreement governing our revolving credit facility limits our ability to make dividends and other payments with respect to our shares of common stock. The credit agreement limits dividends to an amount required to maintain REIT status or to avoid income tax and restricts stock repurchases, each for liquidity preservation purposes. The credit agreement also generally provides that if a default occurs and is continuing, we will be precluded from making distributions on our common stock (other than those required to allow the Company to qualify and maintain its status as a REIT, so long as such default does not arise from a payment default or event of insolvency).

Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the year ended December 31, 2021, other than those previously disclosed in filings with the SEC.
Purchases of Equity Securities by Issuer
The Company did not purchase any of its Class A common stock during the year ended December 31, 2021.
Stock Performance Graph
The following graph compares the cumulative total return on our class A common stock with the cumulative total returns on the Russell 2000 Index (the “Russell 2000”) and the Bloomberg REIT Mortgage Index (the “BBREMTG Index”), a published industry index from February 1, 2018 to December 31, 2021. The cumulative total return on our class A common stock as presented is not necessarily indicative of future performance of our class A common stock.
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition in conjunction with our financial statements and related notes, “Risk Factors” and “Business” included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward-Looking Statements.”
Introduction
We are a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which we expect to be our primary investment strategy. Additionally, we may also selectively originate mezzanine loans and preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with our origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. We will continue to target net leased equity investments on a selective basis. Additionally, we previously made investments in CRE debt securities primarily consisting of commercial mortgage-backed securities (“CMBS”) (including “B-pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (including the junior tranches collateralized by pools of CRE debt investments). We have continued to reduce our CMBS holdings since the second quarter of 2020, and sold our last CMBS security available for sale in the fourth quarter of 2021. As of December 31, 2021 we hold only “B-pieces” of a CMBS securitization pool which are subject to risk retention provisions through June 2022.
The Internalization
On April 30, 2021, we completed the internalization of the Company’s management and operating functions and terminated our relationship with CLNC Manager, LLC (the “Manager”), a subsidiary of DigitalBridge Group, Inc. (“DigitalBridge”), formerly known as Colony Capital, Inc., in accordance with that termination agreement dated April 4, 2021 between the Company, the OP, the Manager and Colony Capital Investment Advisors, LLC (the “Termination Agreement,” and the transactions contemplated thereunder, the “Internalization”). We paid the Manager a one-time termination fee of $102.3 million. Therefore, we no longer pay management or incentive fees to the Manager for any post-closing period and we have assumed general and administrative expenses directly. We have achieved a savings in operating costs as a result of the Internalization. Further, in connection with the Internalization, certain affiliates of ours and the Manager entered into a transition services agreement (“TSA”) to facilitate an orderly internalization transition of the management of our operations. The TSA expired on September 30, 2021, at which time we fully transitioned the management of our operations.
Our executive team remains unchanged, including Michael J. Mazzei, Chief Executive Officer; Andrew E. Witt, President and Chief Operating Officer; Frank V. Saracino, Chief Financial Officer and Executive Vice President; David A. Palamé, General Counsel, Secretary and Executive Vice President; George Kok, Chief Credit Officer; and Daniel Katz, Head of Originations. As a result of the Company’s 2021 Annual Meeting of Stockholders, DigitalBridge no longer has affiliated representatives on our board of directors. The Company’s board of directors is comprised of seven members, including our six independent directors, led by Catherine D. Rice, our Independent Chairperson, Vernon Schwartz, John Westerfield, Winston W. Wilson, Kim S. Diamond, Catherine F. Long and Michael J. Mazzei, the Company’s Chief Executive Officer. Ms. Diamond and Ms. Long were appointed to the board of directors during 2021. Additionally, certain professionals that have contributed substantially to our investment, underwriting, portfolio and asset management, loan servicing, financial reporting, treasury, legal, tax, credit, risk and compliance responsibilities seamlessly moved forward as direct employees of the Company.
Our senior management team has extensive experience managing and investing in real estate-related investments through a variety of credit cycles and market conditions. The clarity in organizational structure and dedicated management and employee base achieved through the Internalization solidifies the footprint and corresponding network developed by our investment and asset management teams, with proprietary market knowledge, sourcing capabilities and the local presence required to identify, execute and manage new originations and existing investments on behalf of the Company. Our real estate investment platform and relationships allow us to source, underwrite, structure and manage investment opportunities as well as to access debt and equity capital to fund our operations. We have fully integrated investment and portfolio management, finance and administration functions, including legal, compliance, human resources, investor relations, asset valuation, credit and risk management and information technology services. The Company has a captive, fully functional, asset management company that engages primarily in loan servicing for performing, sub-performing and non-performing commercial loans, including senior secured loans, revolving lines of credit, loan participations, subordinated loans, unsecured loans and mezzanine debt. Our asset management subsidiary is a commercial special servicer rated by both Standard & Poor’s and Fitch’s rating services.
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
Significant Developments
During the year ended December 31, 2021 and through February 18, 2022, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•We completed the Internalization, consisting of the internalization of our management and operating functions and terminated our relationship with the Manager, a subsidiary of DigitalBridge, in accordance with the Termination Agreement. We paid the Manager a one-time termination fee of $102.3 million, and we no longer pay management or incentive fees to the Manager. We have achieved a savings in operating costs as a result of the Internalization;
•Executed a securitization transaction through BRSP 2021-FL1, contributing 31 floating rate mortgages secured by 42 properties, totaling $800 million, which resulted in the sale of $670 million of investment grade notes. The securitization reflects an advance rate of 83.75% at a weighted cost of funds of LIBOR plus 1.49% (before transaction expenses). In connection with this transaction, we repaid $701.4 million under our master repurchase facilities during the third quarter of 2021. At December 31, 2021, the securitization was collateralized by a pool of 33 senior loan investments. See “Liquidity and Capital Resources” below for further discussion;
•Declared total quarterly dividends of $0.58 per share for the year ended December 31, 2021;
•In January 2022, we amended our Bank Credit Facility to reduce the aggregate amount of lender commitments from $300 million to $165 million. We also amended five of our Master Repurchase Facilities to reduce the minimum tangible net worth covenant requirement from $1.4 billion to $1.1 billion. Lastly, we amended four of our Master Repurchase Facilities to expand the eligibility criteria to allow for loans indexed to SOFR, and to allow for borrowings under those facilities indexed to SOFR. See “Liquidity and Capital Resources” below for further discussion; and
•As of the date of this report, we have approximately $434 million of liquidity, consisting of $269 million cash on hand and $165 million available on our Bank Credit Facility.

Our Portfolio
•Generated U.S. GAAP net loss of $101.0 million, or ($0.79) per share, Distributable Earnings (Loss) of $58.7 million, or $(0.44) per share and Adjusted Distributable Earnings of $116.1 million, or $0.87 per share during the year ended December 31, 2021;
•We funded 64 senior mortgage loans with a total commitment of $1.9 billion. The average initial funded amount was $26.4 million and had a weighted average spread of 3.45% plus LIBOR;
•Received loan repayment proceeds of $519.1 million from 10 loans;
•We closed the sale of five development and/or non-accrual assets to managed vehicles of Fortress Investment Group LLC (“Fortress”), for gross proceeds of $223.0 million (the “Co-Invest Portfolio Sale”). We received net transaction proceeds of $198.3 million, primarily due to offsetting distributions from the underlying investments that we received between signing and closing. For the year ended December 31, 2021, we recorded total realized gains of $20.2 million related to this sale. See “Our Portfolio” below for further discussion;
•Following the Co-Invest Portfolio Sale, we used all the sale proceeds to substantially fund the repayment of the preferred financing arrangement (the “5-Investment Preferred Financing”) managed by Goldman Sachs (“GS”) totaling $210 million. The repayment allowed us to reclaim 100% ownership of the triple net warehouse distribution portfolio leased to a national grocery chain;
•Sold our retained investments in the subordinate tranches of one securitization trust for $28.7 million in total proceeds and deconsolidated the securitization trust with gross assets and liabilities of approximately $830.9 million and $802.2 million, respectively. In connection with the sale, we recognized a realized loss of $19.5 million and an unrealized gain of $19.5 million;
•Sold one industrial portfolio that generated gross and net proceeds of $335.0 million and $81.8 million, respectively. We recognized a gain on sale of $11.8 million;
•Recorded a fair value loss adjustment of $97.9 million on a mezzanine B-participation investment in a development project in Los Angeles, California, which represents our remaining proportionate share in the investment;
•Sold two CRE securities for $10.2 million in gross proceeds and realized a gain of $1.2 million. Following the sale, we no longer hold any CRE securities;
•Subsequent to December 31, 2021, we funded six senior mortgage loans with a total commitment of $274.9 million. The average initial funded amount was $39.9 million and had a weighted average spread of 3.55% plus SOFR. We also funded one mezzanine loan with a total commitment of $28.2 million and an initial funded amount of $7.4 million. The mezzanine loan has a fixed interest rate of 12.00%;
•Subsequent to December 31, 2021, we received loan repayment proceeds of $77.6 million from two loans;
•In January 2022, we sold one net leased real estate property for total gross proceeds of $19.6 million. In connection with the sale, we repaid $11.9 million of financing and incurred $1.0 million of selling costs. We received $6.7 million of net proceeds and will recognize a net gain of approximately $5.7 million.
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
Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic has negatively impacted CRE credit REITs across the industry, as well as other companies that own and operate commercial real estate investments, including our company. As we manage the impact and uncertainties of the COVID-19 pandemic, cash preservation, liquidity and investment and portfolio management are our key priorities.

We continue to work closely with our borrowers and tenants to address the impact of COVID-19 on their businesses. To the extent that certain borrowers are experiencing significant financial dislocation we have and may continue to consider the use of interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations, for a limited period. Similarly, we have and may in the future evaluate converting certain current interest payment obligations to payment-in-kind as a potential bridge period solution. We have in limited cases allowed some portions of current interest to convert to payment-in-kind.
The COVID-19 pandemic has created uncertainties that have and will continue to negatively impact our future operating results, liquidity and financial condition. However, we believe there are too many uncertainties to predict and quantify the continuing impact. The potential concerns and risks include, but are not limited to, mortgage borrowers ability to make monthly payments, lessees’ capacity to pay their rent, and the resulting impact on us to meet our obligations. Therefore, there can be no assurances that we will not need to take impairment charges in future quarters or experience further declines in revenues and net income, which could be material. For more information, refer to “Part I - Item 1A. Risk Factors” of this Annual Report on Form 10-K for further discussion regarding the COVID-19 pandemic and its impact on our future operating results, liquidity and financial condition.
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
•coupons on our floating and adjustable-rate mortgage loans and CMBS to reset, although on a delayed basis, to lower interest rates; and
•to the extent we use leverage to finance our assets, the interest expense associated with our borrowings to decrease.
Credit risk
One objective of our strategy is to minimize credit losses. However, we are subject to varying degrees of credit risk in connection with our target assets. We seek to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses and by deploying a comprehensive review and asset selection process and by careful ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.

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
Market conditions
We believe that market conditions impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change. In addition, changes in government programs could impact our ability to identify suitable investments. Except as set forth above, we are not aware of any material trends or uncertainties, other than national economic conditions affecting mortgage loans, MBSs and real estate, generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition of real estate-related assets, other than those referred to in this Annual Report on Form 10-K.

Our Portfolio
As of December 31, 2021, our portfolio consisted of 115 investments representing approximately $4.4 billion in book value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 98 senior mortgage loans, mezzanine loans and preferred equity investments and had a weighted average cash coupon of 3.7% and a weighted average all-in unlevered yield of 4.9%. Our net leased and other real estate consisted of approximately 6.5 million total square feet of space and total 2021 net operating income (“NOI”) of that portfolio was approximately $55.3 million. Please refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of December 31, 2021, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at BRSP share)(2)	Net book value (Consolidated)(3)	Net book value (at BRSP share)(4)
Our Portfolio
Senior mortgage loans	91	$3,366,300	$3,366,300	$885,373	$885,373
Mezzanine loans(5)	6	117,625	117,625	117,625	117,625
Preferred equity(5)(6)	1	16,200	16,200	16,200	16,200
Subtotal	98	3,500,125	3,500,125	1,019,198	1,019,198
Net leased real estate	9	673,707	673,707	185,717	185,717
Other real estate	3	212,605	199,003	5,156	4,768
CRE debt securities	4	36,154	36,154	36,154	36,154
Private equity interests	1	4,406	4,406	4,406	4,406
Total/Weighted average Our Portfolio	115	$4,426,997	$4,413,395	$1,250,631	$1,250,243
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Book value at our share represents the proportionate book value based on ownership by asset as of December 31, 2021.
(3)Net book value represents book value less any associated financing as of December 31, 2021.
(4)Net book value at our share represents the proportionate book value based on asset ownership less any associated financing based on ownership as of December 31, 2021.
(5)Mezzanine loans and preferred equity include investments in joint ventures whose underlying interest is in a loan or preferred equity.
(6)Preferred equity balances include $16.2 million of book value at our share attributable to related equity participation interests.
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
As mentioned above, management considers several risk factors when assigning our risk ranking each quarter. We believe the long-term impacts of the COVID-19 pandemic remain uncertain, and therefore continue to represent a risk to our portfolio. However, the origination of 64 new loans during 2021, an improved outlook in others and certain asset resolutions, resulted in an average risk rating of 3.1 at December 31, 2021. This is an improvement as compared to the average risk ranking of 3.7 at December 31, 2020.
Senior and Mezzanine Loans and Preferred Equity
Our senior and mezzanine loans and preferred equity consists of senior mortgage loans, mezzanine loans and preferred equity interests, some of which have equity participation interests.
The following table provides a summary of our senior and mezzanine loans and preferred equity based on our internal risk rankings as of December 31, 2021 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior mortgage loans(2)	Mezzanine loans	Preferred equity	Total	% of Our Portfolio
2	16	$422,380	$—	$—	$422,380	12.1%
3	67	2,204,930	43,284	—	2,248,214	64.2%
4	13	729,948	45,300	16,200	791,448	22.6%
5	2	38,083	—	—	38,083	1.1%
	98	$3,395,341	$88,584	$16,200	$3,500,125	100.0%

Weighted average risk ranking						3.1
_________________________________________
(1)Carrying value at our share represents the proportionate book value based on ownership by asset as of December 31, 2021.
(2)Includes one mezzanine loan totaling $29.0 million where we are also the senior lender.

The following table provides asset level detail for our senior and mezzanine loans and preferred equity as of December 31, 2021 (dollars in thousands):

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Senior loans
Loan 1	Hotel	1/2/2018	San Jose, CA	$184,959	$184,959	Floating	4.8%	5.3%	11/9/2026	74%	4
Loan 2	Multifamily	6/21/2019	Milpitas, CA	183,711	183,501	Floating	3.1%	5.5%	7/9/2024	72%	3
Loan 3	Office	12/7/2018	Carlsbad, CA	120,000	120,000	Floating	4.3%	4.6%	12/9/2023	73%	3
Loan 4	Hotel	6/28/2018	Berkeley, CA	119,608	120,000	Floating	3.2%	5.2%	7/9/2025	66%	4
Loan 5	Office	5/31/2019	Stamford, CT	119,583	120,105	Floating	3.5%	5.8%	6/9/2025	71%	3
Loan 6(6)	Multifamily	6/18/2019	Santa Clara, CA	106,679	106,691	Floating	4.4%	7.1%	6/18/2024	70%	4
Loan 7	Other (Mixed-use)	10/24/2019	Brooklyn, NY	75,686	75,693	Floating	4.0%	4.8%	11/9/2024	70%	3
Loan 8	Office	8/28/2018	San Jose, CA	73,147	73,147	Floating	2.5%	4.3%	8/28/2025	75%	3
Loan 9	Hotel	6/25/2018	Englewood, CO	73,000	73,000	Floating	3.5%	5.1%	2/9/2025	69%	3
Loan 10	Office	1/19/2021	Phoenix, AZ	71,888	72,460	Floating	3.6%	4.4%	2/9/2026	70%	3
Loan 11	Office	5/29/2019	Long Island City, NY	66,244	66,271	Floating	3.5%	5.9%	6/9/2024	59%	4
Loan 12	Office	4/5/2019	Long Island City, NY	65,480	65,480	Floating	3.3%	5.7%	4/9/2024	58%	4
Loan 13	Office	2/3/2019	Baltimore, MD	56,980	57,006	Floating	3.5%	6.2%	2/9/2024	74%	4
Loan 14	Office	7/12/2019	Washington, D.C.	56,080	56,081	Floating	2.8%	5.5%	8/9/2024	68%	4
Loan 15	Multifamily	12/23/2020	Salt Lake City, UT	50,891	51,100	Floating	3.2%	4.0%	1/9/2026	68%	2
Loan 16	Multifamily	7/19/2021	Dallas, TX	47,666	47,950	Floating	3.3%	3.9%	8/9/2026	74%	3
Loan 17	Multifamily	5/26/2021	Las Vegas, NV	44,462	44,713	Floating	3.4%	3.9%	6/9/2026	80%	3
Loan 18	Multifamily	11/30/2021	Phoenix, AZ	43,013	43,457	Floating	3.4%	4.0%	12/9/2026	74%	3
Loan 19	Multifamily	3/1/2021	Richardson, TX	42,909	43,227	Floating	3.4%	3.8%	3/9/2026	75%	3
Loan 20	Multifamily	7/15/2021	Jersey City, NJ	42,735	43,000	Floating	3.0%	3.5%	8/9/2026	66%	2
Loan 21	Multifamily	12/21/2020	Austin, TX	42,572	42,850	Floating	3.7%	5.0%	1/9/2026	54%	2
Loan 22	Multifamily	2/3/2021	Arlington, TX	41,241	41,335	Floating	3.6%	4.9%	2/9/2026	81%	2
Loan 23	Multifamily	2/8/2019	Las Vegas, NV	41,099	41,099	Floating	3.2%	5.7%	2/9/2024	71%	3
Loan 24	Multifamily	3/22/2021	Fort Worth, TX	38,468	38,682	Floating	3.5%	4.1%	4/9/2026	83%	3
Loan 25	Office	11/23/2021	Tualatin, OR	38,104	38,547	Floating	3.9%	4.3%	12/9/2026	66%	3
Loan 26	Multifamily	4/11/2019	Houston, TX	38,083	39,335	Floating	3.0%	5.8%	4/9/2024	65%	5
Loan 27	Multifamily	3/25/2021	Fort Worth, TX	36,863	37,140	Floating	3.3%	3.9%	4/9/2026	82%	3
Loan 28	Multifamily	12/7/2021	Denver, CO	36,459	36,850	Floating	3.2%	3.6%	12/9/2026	74%	3
Loan 29	Office	9/28/2021	Reston, VA	35,226	35,606	Floating	4.0%	4.6%	10/9/2026	68%	3
Loan 30	Office	11/17/2021	Dallas, TX	34,851	35,250	Floating	3.9%	4.3%	12/9/2025	61%	3
Loan 31	Multifamily	12/29/2020	Fullerton, CA	34,637	34,860	Floating	3.8%	4.8%	1/9/2026	70%	3
Loan 32	Office	6/16/2017	Miami, FL	34,036	33,696	Floating	4.9%	5.6%	7/9/2022	68%	3
Loan 33	Multifamily	7/15/2021	Dallas, TX	33,702	34,036	Floating	3.1%	3.5%	8/9/2026	77%	3
Loan 34	Multifamily	9/28/2021	Carrollton, TX	33,561	33,908	Floating	3.1%	3.5%	10/9/2025	73%	3
Loan 35	Multifamily	3/16/2021	Fremont, CA	32,903	33,152	Floating	3.5%	4.3%	4/9/2026	76%	3
Loan 36	Office	6/2/2021	South Pasadena, CA	32,145	32,302	Floating	4.9%	5.6%	6/9/2026	69%	3
Loan 37	Multifamily	7/29/2021	Phoenix, AZ	30,896	31,200	Floating	3.3%	3.8%	8/9/2026	75%	3
Loan 38	Office	3/28/2019	San Jose, CA	30,762	30,762	Floating	3.0%	5.7%	4/9/2024	64%	2
Loan 39	Office	4/30/2021	San Diego, CA	30,415	30,700	Floating	3.6%	4.1%	5/9/2026	55%	3
Loan 40	Multifamily	3/31/2021	Mesa, AZ	30,318	30,493	Floating	3.7%	4.4%	4/9/2026	83%	3
Loan 41	Multifamily	5/5/2021	Dallas. TX	29,547	29,749	Floating	3.4%	4.0%	5/9/2026	68%	3
Loan 42	Multifamily	4/29/2021	Las Vegas, NV	28,419	28,605	Floating	3.1%	3.6%	5/9/2026	76%	2
Loan 43	Office	11/19/2021	Gardena, CA	28,107	28,505	Floating	3.5%	3.9%	12/9/2026	69%	3
Loan 44	Multifamily	5/27/2021	Houston, TX	27,802	28,000	Floating	3.0%	3.7%	6/9/2026	67%	3
Loan 45	Office	10/21/2021	Blue Bell, PA	27,743	27,930	Floating	3.7%	4.1%	11/9/2023	67%	3
Loan 46	Multifamily	7/13/2021	Plano, TX	27,529	27,715	Floating	3.1%	3.5%	2/9/2025	82%	3
Loan 47	Multifamily	12/16/2021	Fort Mill, SC	25,818	26,100	Floating	3.2%	3.6%	1/9/2027	71%	3
Loan 48	Office	2/26/2019	Charlotte, NC	25,790	26,052	Floating	3.3%	3.7%	3/9/2024	56%	2

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Loan 49	Multifamily	8/31/2021	Glendale, AZ	25,377	25,649	Floating	3.2%	3.6%	9/9/2026	75%	3
Loan 50	Office	11/23/2021	Oakland, CA	24,726	25,000	Floating	4.2%	4.6%	12/9/2026	57%	3
Loan 51	Multifamily	5/13/2021	Phoenix, AZ	24,260	24,469	Floating	3.1%	3.5%	6/9/2026	76%	2
Loan 52	Office	9/26/2019	Salt Lake City, UT	24,260	24,373	Floating	2.7%	5.0%	10/9/2024	72%	4
Loan 53	Office	12/7/2021	Hillsboro, OR	24,236	24,511	Floating	3.9%	4.3%	12/9/2024	68%	3
Loan 54	Multifamily	12/21/2021	Phoenix, AZ	24,051	24,325	Floating	3.5%	3.9%	1/9/2027	75%	3
Loan 55	Multifamily	1/29/2021	Charlotte, NC	23,334	23,500	Floating	3.5%	4.1%	2/9/2026	76%	3
Loan 56	Office	9/16/2019	San Francisco, CA	22,951	22,951	Floating	3.2%	5.7%	10/9/2024	72%	3
Loan 57	Multifamily	7/1/2021	Aurora, CO	22,839	23,043	Floating	3.1%	3.6%	7/9/2026	73%	3
Loan 58	Multifamily	3/25/2021	San Jose, CA	22,481	22,650	Floating	3.7%	4.1%	4/9/2026	70%	2
Loan 59	Multifamily	10/7/2021	Irving, TX	22,313	22,400	Floating	3.4%	4.1%	9/1/2024	70%	3
Loan 60	Multifamily	11/4/2021	Austin, TX	21,727	21,967	Floating	3.3%	3.7%	11/9/2026	71%	3
Loan 61	Office	7/30/2021	Denver, CO	21,452	21,705	Floating	4.3%	4.7%	8/9/2026	72%	3
Loan 62	Multifamily	7/13/2021	Oregon City, OR	21,209	21,353	Floating	3.3%	3.7%	8/9/2026	73%	3
Loan 63	Multifamily	2/25/2021	Raleigh, NC	20,896	21,072	Floating	3.3%	4.0%	3/9/2026	76%	2
Loan 64	Office	8/27/2019	San Francisco, CA	20,623	20,623	Floating	2.8%	5.4%	9/9/2024	73%	4
Loan 65	Multifamily	6/22/2021	Phoenix, AZ	20,597	20,798	Floating	3.2%	3.6%	7/9/2026	75%	2
Loan 66	Multifamily	9/22/2021	Denton, TX	19,209	19,351	Floating	3.2%	3.6%	10/9/2025	70%	3
Loan 67(7)	Hotel	7/30/2020	Bloomington, MN	19,153	19,153	Floating	4.0%	5.0%	2/9/2022	64%	3
Loan 68	Multifamily	3/31/2021	San Antonio, TX	19,044	19,204	Floating	3.1%	3.6%	4/9/2026	77%	3
Loan 69	Multifamily	12/21/2021	Gresham, OR	18,996	19,199	Floating	3.5%	3.9%	1/9/2027	74%	3
Loan 70	Multifamily	8/6/2021	La Mesa, CA	18,675	18,824	Floating	2.9%	3.5%	8/9/2025	70%	3
Loan 71	Office	10/29/2020	Denver, CO	18,564	18,708	Floating	3.6%	4.7%	11/9/2025	64%	3
Loan 72	Multifamily	6/24/2021	Phoenix, AZ	18,369	18,548	Floating	3.4%	4.0%	7/9/2026	74%	3
Loan 73	Multifamily	9/1/2021	Bellevue, WA	17,849	18,013	Floating	2.9%	3.5%	9/9/2025	64%	3
Loan 74	Multifamily	7/14/2021	Salt Lake City, UT	17,759	17,874	Floating	3.3%	3.7%	8/9/2026	73%	3
Loan 75	Multifamily	6/25/2021	Phoenix, AZ	16,280	16,428	Floating	3.2%	3.6%	7/9/2026	75%	3
Loan 76	Multifamily	11/24/2020	Tucson, AZ	15,638	15,662	Floating	3.6%	4.7%	12/9/2025	75%	2
Loan 77	Office	10/13/2021	Burbank, CA	15,347	15,538	Floating	3.9%	4.3%	11/9/2026	65%	3
Loan 78	Multifamily	6/15/2021	Phoenix, AZ	15,297	15,392	Floating	3.3%	3.7%	7/9/2026	74%	3
Loan 79	Multifamily	3/5/2021	Tucson, AZ	15,234	15,289	Floating	3.7%	4.3%	3/9/2026	72%	2
Loan 80	Multifamily	3/31/2021	Albuquerque, NM	14,694	14,816	Floating	3.4%	3.9%	4/9/2026	76%	2
Loan 81	Office	8/31/2021	Los Angeles, CA	14,361	14,570	Floating	5.0%	5.7%	9/9/2026	66%	3
Loan 82	Multifamily	2/8/2019	Las Vegas, NV	14,259	14,259	Floating	3.2%	5.7%	2/9/2024	71%	2
Loan 83	Office	11/16/2021	Charlotte, NC	14,167	14,370	Floating	4.4%	4.8%	12/9/2026	71%	3
Loan 84	Multifamily	5/27/2021	Phoenix, AZ	13,965	14,086	Floating	3.1%	3.5%	6/9/2026	72%	3
Loan 85	Multifamily	7/21/2021	Durham, NC	13,799	13,933	Floating	3.3%	3.7%	8/9/2026	72%	3
Loan 86	Multifamily	10/7/2021	Tallahassee, FL	13,545	13,650	Floating	3.5%	3.9%	8/1/2024	64%	3
Loan 87	Multifamily	2/11/2021	Provo, UT	13,341	13,442	Floating	3.8%	4.6%	3/9/2026	71%	3
Loan 88	Office	11/10/2021	Richardson, TX	13,279	13,400	Floating	4.0%	4.4%	12/9/2026	71%	3
Loan 89	Multifamily	7/28/2021	San Antonio, TX	13,250	13,369	Floating	3.3%	4.0%	8/9/2024	76%	3
Loan 90	Multifamily	2/25/2021	Louisville, KY	11,911	12,000	Floating	3.9%	4.4%	3/9/2026	74%	2
Loan 91	Multifamily	4/9/2021	Phoenix, AZ	11,166	11,258	Floating	3.6%	4.1%	4/9/2026	75%	3
Total/Weighted average senior loans				$3,366,300	$3,383,025		3.5%	4.7%	8/15/2025	70%	3.1

Mezzanine loans
Loan 92(6)	Multifamily	12/3/2019	Milpitas, CA	$38,796	$38,885	Fixed	8.0%	13.3%	12/3/2024	49% – 71%	3
Loan 93(6)	Multifamily	7/11/2019	Placentia, CA	33,180	33,222	Fixed	8.0%	13.3%	7/11/2024	51% – 84%	4
Loan 94	Hotel	9/23/2019	Berkeley, CA	29,040	29,040	Fixed	11.5%	11.5%	7/9/2025	66% – 81%	4
Loan 95	Hotel	1/9/2017	New York, NY	12,120	12,000	Floating	11.0%	11.5%	9/9/2022	63% – 76%	4
Loan 96	Multifamily	7/30/2014	Various - TX	4,489	4,489	Fixed	9.5%	9.5%	8/11/2024	71% – 83%	3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Loan 97(6)(8)	Other (Mixed-use)	9/1/2020	Los Angeles, CA	—	162,243	n/a (8)	n/a (8)	n/a (8)	7/9/2023	n/a	5
Total/Weighted average mezzanine loans				$117,625	$279,879		9.2%	12.5%	9/18/2024	58% - 78%	3.6

Preferred equity
Loan 98(9)	Industrial	9/1/2016	Various - U.S.	$16,200	$—	n/a	n/a	n/a	9/2/2027	n/a	4
Total/Weighted average preferred equity (10)				$16,200	$—			n/a	9/2/2027	n/a	4.0

Total/Weighted average senior and mezzanine loans and preferred equity - Our Portfolio				$3,500,125	$3,662,904		3.7%	4.9%	8/7/2025	n/a	3.1
_________________________________________
(1)Represents carrying values at our share as of December 31, 2021.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include USD 1-month London Interbank Offered Rate (“LIBOR”) which was 0.10% as of December 31, 2021.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of December 31, 2021 for weighted average calculations.
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
(5)On a quarterly basis, the Company’s senior and mezzanine loans and preferred equity are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of December 31, 2021.
(6)Construction senior loans’ loan-to-value reflect the total commitment amount of the loan divided by as-completed appraised value, or the total commitment amount of the loan divided by the projected total cost basis. Construction mezzanine loans include attachment loan-to-value and detachment loan-to-value, respectively. Attachment loan-to-value reflects the total commitment amount of loans senior to our position divided by as-completed appraised value, or the total commitment amount of loans senior to our position divided by projected total cost basis. Detachment loan-to-value reflect the cumulative commitment amount of our loan and the loans senior to our position divided by as-completed appraised value, or the cumulative commitment amount of our loan and loans senior to our position divided by projected total cost basis.
(7)Subsequent to December 31, 2021, the maturity date for Loan 67 was extended to May 9, 2022.
(8)Loan 97 is on nonaccrual status as of December 31, 2021; as such, no income is being recognized.
(9)Represents equity participation interest related to a preferred equity investment.
(10)Weighted average calculation for preferred equity excludes equity participation interests.
The following table details the types of properties securing our senior and mezzanine loans and preferred equity and geographic distribution as of December 31, 2021 (dollars in thousands):

	Book value (at BRSP share)
Collateral property type	Count	Senior mortgage loans	Mezzanine loans and preferred equity	Total	% of Total
Multifamily	60	$1,733,353	$76,465	$1,809,818	51.6%
Office	29	1,160,548	—	1,160,548	33.2%
Hotel	6	396,713	41,160	437,873	12.5%
Other (Mixed-use)(1)	2	75,686	—	75,686	2.2%
Industrial	1	—	16,200	16,200	0.5%
Total	98	$3,366,300	$133,825	$3,500,125	100.0%

	Book value (at BRSP share)
Region	Count	Senior mortgage loans	Mezzanine loans and preferred equity	Total	% of Total
US West	37	$1,537,178	$101,015	$1,638,193	46.8%
US Southwest	40	1,080,914	4,490	1,085,404	31.2%
US Northeast	9	510,533	12,120	522,653	14.8%
US Southeast	10	218,522	—	218,522	6.2%
US Midwest	2	19,153	16,200	35,353	1.0%
Total	98	$3,366,300	$133,825	$3,500,125	100.0%
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
At December 31, 2021 our current expected credit loss reserve (“CECL”) calculated by our probability of default (“PD”)/loss given default (“LGD”) model for our outstanding loans and future loan funding commitments is $35.8 million, which is 0.96% of the aggregate commitment amount of our loan portfolio. This represents a decrease of $7.9 million from $43.7 million at September 30, 2021, which was primarily driven by loan repayments and improved operating performance of the underlying collateral on certain loans, partially offset by day one reserves on newly originated loans during the fourth quarter. In addition, we individually evaluated outside of the PD/LGD model and recorded a $1.3 million allowance for loan loss on one senior loan collateralized by a student housing property.
Asset Specific Summaries: Senior and Mezzanine Loans and Preferred Equity
The Co-Invest Portfolio Sale
On December 20, 2021, we closed the sale of five legacy development and/or non-accrual assets to managed vehicles of Fortress Investment Group LLC (“Fortress”), for gross proceeds of $223 million (the “Co-Invest Portfolio Sale”). We received net transaction proceeds of $198.3 million, primarily due to offsetting distributions from the underlying investments that we received between signing and closing.
The Co-Invest Portfolio Sale included four co-investments: two Dublin, Ireland development loans and two U.S. mixed-use and single-family development loans, as well as a residual hotel loan equity participation interest in Austin, Texas. The Co-Invest Portfolio Sale resolved five of six legacy investment assets owned alongside investment vehicles managed by DigitalBridge Group, Inc.
For the year ended December 31, 2021, we recorded total realized gains of $20.2 million in connection with the Co-Invest Portfolio Sale. This included a $29.9 million gain related to designated foreign currency hedges which were settled in 2020 and released from accumulated other comprehensive income in 2021 upon the closing of the Co-Invest Portfolio Sale, a $6.4 million gain received on certain non-designated hedges that we put in place to mitigate the risk of currency translation on our foreign currency denominated assets sold and tax expense of $6.0 million.
The Co-Invest Portfolio Sale included four of the investments included in our “5-Investment Preferred Financing,” a COVID-19 related financing secured in June 2020 for balance sheet protective purposes. We used all the proceeds from the Co-Invest Portfolio Sale to substantially fund the repayment of the “5-Investment Preferred Financing” during the fourth quarter of 2021. Refer to “Liquidity and Capital Resources” section for further discussion.
Berkeley, California Hotel Senior Loan and Mezzanine Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q4 Risk ranking
Loan 4	Senior	Hotel	6/28/2018	$119,608	$120,000	Floating	3.2%	5.2%	7/9/2025	66%	4
Loan 94	Mezzanine	Hotel	9/23/2019	29,040	29,040	Fixed	11.5%	11.5%	7/9/2025	66% -81%	4
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
We originated a $109.8 million senior loan in 2018 to replace the sponsor’s existing financing on a hotel located in Berkeley, California (the “Berkeley Hotel”). The hotel includes meeting space, full-service restaurants and tennis club facilities. The loan included an initial funding of $98.8 million with an additional $11.0 million of future advances. The sponsor purchased the Berkeley Hotel in 2014 for a purchase price of $89.5 million and has spent a significant amount on capital improvements. In September 2019, we upsized the senior loan to $120.0 million and provided a $28.3 million mezzanine loan to facilitate the sponsor’s acquisition of a third party’s equity interest in the property. Due to the COVID-19 pandemic the Berkeley Hotel was closed from April through July of 2020, during which time the loan stayed current through the combination of federal loans (Paycheck Protection Program), borrower reserves, and lender advances from the mezzanine loan.
The hotel partially re-opened in August 2020 and shortly thereafter began generating cash flow. Operating performance has steadily improved in 2021 at the Berkeley Hotel. In October 2021 the cash flow was 1.5 times the debt service, but due to seasonality, November 2021 and December 2021 cash flows were insufficient to service the debt. The borrower supported debt service shortfalls out-of-pocket, as they have previously during the pandemic. The borrower agreed to fund two additional months of interest to the interest reserve, bringing the interest reserve balance to 90 days of interest on the senior and mezzanine loans combined, and in exchange we delayed the debt service hurdle test until loan maturity in July 2023. COVID-19 cases in California continue to impact occupancy, which may influence future borrower actions and support at the Berkeley Hotel and have a negative impact on performance of the asset and the value of our investment interest.
Long Island City, New York Office Senior Loans

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q4 Risk ranking
Loan 11	Senior	Office	5/29/2019	$66,244	$66,271	Floating	3.5%	5.9%	6/9/2024	59%	4
Loan 12	Senior	Office	4/5/2019	65,480	65,480	Floating	3.3%	5.7%	4/9/2024	58%	4
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
We originated two senior mortgage loans on two transitional office properties to the same sponsorship group. However, the borrowing entities are unrelated and the loans are neither cross-collateralized nor cross defaulted.
The New York City metro office markets have experienced substantial increases in vacancy rates due to the COVID-19 pandemic. The Long Island City market has experienced further increases in vacancy as newly developed or renovated properties have become available for leasing. Additionally, the availability of significant sub-lease space in Long Island City has created additional supply at below market rents. There is increasing confidence among market participants that office demand will increase in the near future, once tenants solidify their return-to-work plans. However, the timeline may not be rapid enough to remedy the negative impact on sponsor’s business plans and leasing activity for these two properties. As such, the underlying individual property cash flows are insufficient to cover their respective debt service payments. In March 2021, we agreed to shift future funding advances from the tenant improvements and leasing costs account to be used for interest carry and operations shortfalls for a period of six months on Loan 11 and twelve months on Loan 12. The six-month shortfall future funding advance period expired in August 2021 for Loan 11 and the borrower deposited six months interest and carry in exchange for certain waivers and extensions that extend through September 2022. In January 2022, we agreed to shift additional future funding advances from the tenant improvements and leasing costs account to be used for interest carry and operations shortfalls for a period of six months for Loan 12 in exchange for a borrower deposit of six months of interest and carry.
In regards to leasing activity at these properties during the fourth quarter of 2021, Loan 11 in-place leases increased from 7% to 10% of the property and Loan 12 in-place leases increased from 21% to 30% of the property. Additionally, both loans generate incremental revenue from license agreements for rooftop signage. Loan 12 also generates incremental revenue from a license agreement for antenna space. It is possible that uncertain market conditions and borrower actions may result in a future valuation impairment or investment loss.
Payment-In-Kind (“PIK”) Interest Income
We have debt investments in our portfolio that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. During the year ended December 31, 2021, we recorded total PIK interest of $21.5 million. We will cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the borrower to be able to pay all principal and interest due.
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

As of December 31, 2021, $872.7 million or 19.8% of our assets were invested in net leased and other real estate properties and these properties were 97.0% occupied. The following table presents our net leased and other real estate investments as of December 31, 2021 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the year ended December 31, 2021(3)
Net leased real estate	9	$673,707	$38,191
Other real estate	3	199,003	17,151
Total/Weighted average net leased and other real estate	12	$872,710	$55,342
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of December 31, 2021; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Please refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI. Excludes $1.6 million that relates to properties that were sold during 2021.
The following table provides asset-level detail of our net leased and other real estate as of December 31, 2021:

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)
Net leased real estate
Net lease 1	Office	Stavenger, Norway	1	1,290,926 RSF	100%	9.0
Net lease 2	Industrial	Various - U.S.	2	2,787,343 RSF	100%	16.6
Net lease 3	Office	Aurora, CO	1	183,529 RSF	100%	0.9
Net lease 4	Office	Indianapolis, IN	1	338,000 RSF	100%	9.0
Net lease 5	Retail	Various - U.S.	7	319,600 RSF	100%	2.4
Net lease 6	Office	Rockaway, NJ	1	121,038 RSF	100%	1.1
Net lease 7	Retail	Keene, NH	1	45,471 RSF	100%	7.1
Net lease 8	Retail	Fort Wayne, IN	1	50,000 RSF	100%	2.7
Net lease 9	Retail	South Portland, ME	1	52,900 RSF	100%	10.1
Total/Weighted average net leased real estate			16	5,188,807 RSF	100%	11.1

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	847,604 RSF	87%	3.5
Other real estate 2	Office	Warrendale, PA	5	496,414 RSF	82%	3.9
Other real estate 3	Hotel	Coraopolis, PA	1	318 Keys	n/a	—
Total/Weighted average other real estate			13	n/a	85%	3.7

Total/Weighted average net leased and other real estate			29
_________________________________________
(1)Rentable square feet based on carry value at our share as of December 31, 2021.
(2)Represents the percent leased as of December 31, 2021. Weighted average calculation based on carrying value at our share as of December 31, 2021.
(3)Based on in-place leases (defined as occupied and paying leases) as of December 31, 2021 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of December 31, 2021.
Asset Specific Summaries: Net Leased and Other Real Estate
Stavenger, Norway Office Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 1	Office	Stavenger, Norway	1	1,290,926 RSF	100%	9.0
In July 2018, we acquired a class A office campus in Stavenger, Norway (the “Norway Net Lease”) for $320 million. This property is 100% occupied by a single tenant that is rated investment grade AA-/Aa2 from S&P and Moody’s, respectively. The property serves as their global headquarters. The Norway Net Lease requires the tenant to pay for all real estate related expenses, including operational expenditures, capital expenditures and municipality taxes. The Norway Net Lease has a weighted average remaining lease term of 9 years and the tenant has the option to extend for two 5-year periods at the same terms with rent adjusted to market rent. The Norway Net Lease also has annual rent increases based on the Norwegian CPI Index. Our tenant has injected a significant amount of capital into improvements of the property over the past 10 years. Financing on the Norway Net Lease consists of a mortgage payable of $181.5 million with a fixed rate of 3.9%, which matures in June 2025. The tenant has made all rent payments and is current on all its financial obligations under the lease. Both the lease payments and mortgage debt service are NOK denominated currency. During the second quarter of 2021, we entered into a series of USD-NOK forward swaps for the total notional amount of 274 million NOK in order to minimize our foreign currency cash flow risk. These quarterly forward swaps are over the next three years through May 2024, where we have agreed to sell NOK and buy USD at a locked in forward curve rate.
Warehouse Distribution Portfolio Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 2	Industrial	Various - U.S.	2	2,787,343 RSF	100%	16.6
In August 2018 we acquired two warehouse distribution facilities located in Tracy, California and Tolleson, Arizona (the “Warehouse Distribution Portfolio”) for $292 million. These two properties are 100% occupied by a single tenant that is rated investment grade Ba1 from Moody’s. The tenant is a national grocer and these properties form a part of its national distribution network. The Warehouse Distribution Portfolio lease (the “Warehouse Distribution Portfolio Lease”) requires the tenant to pay for all real estate related expenses, including operational expenditures, capital expenditures and taxes. The tenant has invested a significant amount of capital expenditures into each property over the past few years and has plans for additional capital expenditures in 2022. The Warehouse Distribution Portfolio Lease has a remaining lease term of 16.6 years ending in 2038. The tenant has the option to extend the lease for nine 5-year periods at the same terms with rent adjusted to market rent. The Warehouse Distribution Portfolio Lease also has annual rent increases of 1.5%. Financing on the Warehouse Distribution Portfolio consists of mortgage and mezzanine debt for a total combined amount payable of $200 million. The debt is interest only at a blended fixed rate of 4.8% and matures in September 2028. The debt has a defeasance provision for any early loan prepayment. The tenant has made all rent payments and is current on all its financial obligations under the Warehouse Distribution Portfolio Lease.
The Warehouse Distribution Portfolio has generated a net operating income for the year ended December 31, 2021 of $18.1 million; and the asset value on our consolidated balance sheet is $262.6 million as of December 31, 2021. During the second quarter of 2020, we completed an asset level preferred financing on five assets which included the Warehouse Distribution Portfolio resulting in a reduction of our at-share ownership in the Warehouse Distribution Portfolio, which was approximately 29% at September 30, 2021. During the fourth quarter of 2021 we repaid the 5-Investment Preferred Financing and repurchased the remaining interest in the investment. Refer to “Liquidity and Capital Resources” section for further discussion regarding the payoff of the “5-Investment Preferred Financing.”
CRE Debt Securities
The following table presents an overview of our CRE debt securities as of December 31, 2021 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
“B-pieces” of CMBS securitization pools	4	$36,154	2.8%	12.9%	5.4	—
Total/Weighted Average	4	$36,154	2.8%	12.9%	5.4	—
_________________________________________
(1)Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.
During the year ended December 31, 2021 we recorded a realized loss of $17.1 million related to the sale of two underlying loans held within our retained investments in the subordinate tranches of a securitization trust, and we sold two CRE securities for $10.2 million in gross proceeds and recognized a gain of $1.2 million.

Results of Operations
The following table summarizes our portfolio results of operations for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,			Change
	2021	2020	2019	2021 compared to 2020	2020 compared to 2019
Net interest income
Interest income	$168,845	$156,851	$175,169	$11,994	$(18,318)
Interest expense	(55,484)	(63,043)	(87,730)	7,559	24,687
Interest income on mortgage loans held in securitization trusts	51,609	92,461	120,203	(40,852)	(27,742)
Interest expense on mortgage obligations issued by securitization trusts	(45,460)	(83,952)	(109,964)	38,492	26,012
Net interest income	119,510	102,317	97,678	17,193	4,639

Property and other income
Property operating income	102,634	175,037	253,955	(72,403)	(78,918)
Other income	2,333	1,836	2,333	497	(497)
Total property and other income	104,967	176,873	256,288	(71,906)	(79,415)

Expenses
Management fee expense	9,596	29,739	42,390	(20,143)	(12,651)
Property operating expense	30,286	64,987	112,801	(34,701)	(47,814)
Transaction, investment and servicing expense	4,556	9,975	7,191	(5,419)	2,784
Interest expense on real estate	32,278	48,860	55,415	(16,582)	(6,555)
Depreciation and amortization	36,399	59,766	103,220	(23,367)	(43,454)
Provision for (reversal of) loan losses, net	(1,432)	78,561	220,572	(79,993)	(142,011)
Impairment of operating real estate	—	42,814	282,749	(42,814)	(239,935)
Administrative expense	50,011	26,551	31,936	23,460	(5,385)
Restructuring charges	109,321	—	—	109,321	n.m.
Total expenses	271,015	361,253	856,274	(90,238)	(495,021)

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	41,904	(50,521)	4,090	92,425	(54,611)
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(36,623)	—	2,772	(36,623)	(2,772)
Other gain (loss), net	74,067	(118,725)	(972)	192,792	(117,753)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	32,810	(251,309)	(496,418)	284,119	245,109
Equity in earnings (loss) of unconsolidated ventures	(131,115)	(135,173)	36,942	4,058	(172,115)
Income tax benefit (expense)	(6,276)	10,898	(3,172)	(17,174)	14,070
Net loss	$(104,581)	$(375,584)	$(462,648)	$271,003	$87,064

Comparison of Year Ended December 31, 2021 and Year Ended December 31, 2020
Net Interest Income
Interest income
Interest income increased by $12.0 million to $168.8 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily due to $41.3 million related to loan originations, which was offset by $32.9 million related to loan payoffs and CMBS sales.

Interest expense
Interest expense decreased by $7.6 million to $55.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily due to $15.3 million related to paydowns on our Bank Credit Facility, Master Repurchase Facilities and CMBS Credit Facilities and $5.2 million from amortization of deferred financing costs. This was partially offset by $7.5 million relating to financings on new loans and $5.9 million related to BRSP 2021-FL1.
Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $2.4 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease was primarily due to the sale of the retained interest of a securitization trust during the second quarter of 2021.
Property and other income
Property operating income
Property operating income decreased by $72.4 million to $102.6 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and 2021.
Other income
Other income of $2.3 million was recorded for the year ended December 31, 2021. This was primarily due to a one-time reimbursement received on a previously resolved transaction.
Expenses
Management fee expense
Management fee expense decreased by $20.1 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020 due to the termination of the Management Agreement in April 2021.
Property operating expense
Property operating expense decreased by $34.7 million to $30.3 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and 2021.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $5.4 million to $4.6 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to higher legal costs of $2.4 million associated with exploring strategic options of the Company in the first quarter of 2020 and legal costs of $1.5 million incurred in 2020 relating to resolved investments.
Interest expense on real estate
Interest expense on real estate decreased by $16.6 million to $32.3 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and the sale of an industrial portfolio during the first quarter of 2021.
Depreciation and amortization
Depreciation and amortization expense decreased by $23.4 million to $36.4 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease was primarily due to real estate properties sold throughout 2020 and 2021.
Provision for (reversal of) loan losses, net
During the year ended December 31, 2021, we recorded a reversal of loan losses of $1.4 million which primarily relates to net changes in our CECL reserves in accordance with ASU No. 2016-13, Financial Instruments-Credit Losses.
Impairment of operating real estate
Impairment of operating real estate was $42.8 million for the year ended December 31, 2020. The impairment resulted from a reduction in the estimated holding period of certain properties sold during the period. There was no impairment of operating real estate for the year ended December 31, 2021.

Administrative expense
Administrative expense increased by $23.5 million to $50.0 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase was primarily due to $15.0 million of compensation and benefits following the internalization of management operations on April 30, 2021 and higher stock compensation expense of $9.6 million during the year ended December 31, 2021.
Restructuring charges
During the year ended December 31, 2021, we recorded $109.3 million in restructuring costs related to the termination of our Management Agreement with our previous Manager. This consisted of a one-time cash payment of $102.3 million to our previous Manager paid on April 30, 2021 and $7.0 million in additional restructuring costs consisting primarily of fees paid for legal and investment banking advisory services.
Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the year ended December 31, 2021, we recorded a $41.9 million unrealized gain on mortgage loans and obligations held in securitization trusts, net. This was primarily due to the sale of the retained investments in the subordinate tranches of one securitization trust and the sale of two underlying loans held within one of our retained investments in the subordinate tranches of another securitization trust. Upon the sales, the accumulated unrealized losses relating to the retained investments were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net. During the year ended December 31, 2020, we recorded an unrealized loss of $50.5 million on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidation as a result of our investment in the subordinate tranches of the securitization trusts.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the year ended December 31, 2021, we recorded a $36.6 million realized loss on mortgage loans and obligations held in securitization trusts, net, primarily due to the $19.5 million realized loss upon sale of the retained investments in the subordinate tranches of one securitization trust in the second quarter of 2021. We also recorded a realized loss of $17.1 million related to the sale of two underlying loans held within one of our retained investments in the subordinate tranches of another securitization trust.
Other gain (loss), net
During the year ended December 31, 2021, we recorded other gain, net of $74.1 million primarily due to the $52.9 million realized gain on the Co-Invest Portfolio Sale in the fourth quarter of 2021 and a realized gain of $11.8 million on the sale of an industrial portfolio in the first quarter of 2021. During the year ended December 31, 2020, we recorded other loss, net of $118.7 million primarily due to a $99.0 million realized net loss on the sale of 41 CRE securities and the realization of the fair value marks on our remaining CRE securities portfolio. Additionally, a $38.0 million provision for loan loss was recorded on one hospitality loan during 2020. This was partially offset by a realized gain of $9.3 million on the sale of an industrial portfolio during 2020.
Equity in earnings (loss) of unconsolidated ventures
Equity in earnings (loss) of unconsolidated ventures was $131.1 million and $135.2 million for the year ended December 31, 2021 and the year ended December 31, 2020, respectively. During the year ended December 31, 2021 the $131.1 million loss was comprised of our proportionate share of a $97.9 million fair value loss adjustment on the Los Angeles, California Mixed-Use Project and our proportionate share of $35.5 million in fair value loss adjustments related to three co-investments included in the Co-Investment Portfolio Sale. See “Our Portfolio” section for further details. For the year ended December 31, 2020, the $135.2 million loss was primarily due to recording our proportionate share of $162.0 million in fair value losses relating to three co-investments, partially offset by $8.4 million related to the sale and repayment of equity method investments.
Income tax benefit (expense)
Income tax benefit (expense) increased by $17.2 million to an expense of $6.3 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This was primarily due to a $11.3 million reduction in the one-time prior year benefit from a tax capital loss carryback on private equity investments and a $6.1 million increase in current year income tax expense related to the sale of a hotel investment in Austin, TX.

Comparison of Year Ended December 31, 2020 and Year Ended December 31, 2019
Net Interest Income
Interest income
Interest income decreased by $18.3 million to $156.9 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was primarily due to $54.5 million related to the repayment of loan investments and a decrease of $13.6 million related to the sale of CRE securities. This was partially offset by an increase of $52.0 million related to loan originations.
Interest expense
Interest expense decreased by $24.7 million to $63.0 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was primarily due to a $17.8 million reduction from the collapse of a securitization trust and repayment of loan investments and a $2.5 million decrease due to a lower borrowing base on our Bank Credit Facility.
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
Property and other income
Property operating income
Property operating income decreased by $78.9 million to $175.0 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was primarily due to real estate properties sold throughout 2019 and 2020.
Other income
Other income decreased by $0.5 million to $1.8 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019 primarily as a result of lower realized gains on derivatives of $0.3 million in 2020 related to an office building, a decrease of $0.4 million due to income in 2019 related to debt facility true ups not applicable to 2020 partially offset by $0.2 million in tax refunds received during 2020.
Expenses
Management fee expense
Management fee expense decreased by $12.7 million to $29.7 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease is due to the reduction in stockholders’ equity (as defined in the Management Agreement) as of December 31, 2020 compared to December 31, 2019. The reduction in stockholders’ equity is primarily due to a fourth quarter 2019 amendment to our definition of core earnings in the Management Agreement.
Property operating expense
Property operating expense decreased by $47.8 million to $65.0 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was primarily due to real estate properties sold throughout 2019 and 2020.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $2.8 million to $10.0 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to a $1.7 million decrease in franchise tax refunds received and a $1.5 million increase in legal costs incurred associated with exploring the internalization of the management of the Company.
Interest expense on real estate
Interest expense on real estate decreased by $6.6 million to $48.9 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease is due to the sale of real estate properties throughout 2020.

Depreciation and amortization
Depreciation and amortization expense decreased by $43.5 million to $59.8 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was primarily due to real estate properties sold throughout 2019 and 2020.
Provision for loan losses
During the year ended December 31, 2020, we recorded a provision for loan losses of $78.6 million related to $57.3 million in specific loan impairments and $15.3 million in CECL reserves in accordance with ASU No. 2016-13, Financial Instruments-Credit Losses.
Impairment of operating real estate
During the year ended December 31, 2020, we recorded impairment of operating real estate of $42.8 million which primarily relates to the feedback received when marketing various operating real estate properties for sale. During the year ended December 31, 2019, we recorded impairment of operating real estate of $282.7 million which primarily relates to the reduction in the estimated holding period of various operating real estate properties.
Administrative expense
Administrative expense decreased by $5.4 million to $26.6 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This decrease was primarily due to lower stock compensation expense and lower indirect costs which are reimbursable to our former Manager.
Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the years ended December 31, 2020 and December 31, 2019, we recorded an unrealized loss of $50.5 million and unrealized gain of $4.1 million, respectively, on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts.
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the year ended December 31, 2019, we recorded a realized gain on mortgage loans and obligations held in securitizations trusts, net due to the sale and deconsolidation of a retained investment in the subordinate tranches of one securitization trust in the third quarter of 2019.
Other gain (loss), net
During the year ended December 31, 2020, we recorded other loss, net of $118.7 million, primarily due to a $99.0 million realized net loss on the sale of 41 CRE securities and the realization of the fair value marks on our remaining CRE securities portfolio. Additionally, a $38.0 million provision for loan loss was recorded on one hospitality loan during 2020. This was partially offset by a realized gain of $9.3 million on the sale of an industrial portfolio during 2020.
Equity in earnings (losses) of unconsolidated ventures
Equity in earnings of unconsolidated ventures decreased by $172.1 million to a loss of $135.2 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This was primarily due to $162.0 million in fair value losses relating to three equity method investments that were placed on nonaccrual status in 2020, partially offset by $8.4 million related to the sale and repayment of equity method investments.
Income tax benefit (expense)
Income tax expense decreased by $14.1 million to a benefit for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to the Company finalizing its 2019 federal tax return and determining it would be able to carryback certain tax capital losses to prior years resulting in a refund of $11.3 million.

Book Value Per Share
The following table calculates our GAAP book value per share ($ in thousands, except per share data):

	December 31, 2021	December 31, 2020
Stockholders’ Equity excluding noncontrolling interests in investment entities	$1,489,843	$1,705,453
Shares
Class A common stock	129,770	128,566
OP units	3,075	3,075
Total outstanding	132,845	131,641
GAAP book value per share	$11.22	$12.96
Accumulated depreciation and amortization per share	$1.15	$1.18
Undepreciated book value per share	$12.37	$14.14
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
The following table presents a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the year ended December 31, 2021:

Year Ended December 31, 2021

Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(101,046)
Adjustments:
Net loss attributable to noncontrolling interest of the Operating Partnership	(1,803)
Non-cash equity compensation expense	14,016
Transaction costs	109,321
Depreciation and amortization	36,447
Net unrealized loss (gain):
Other unrealized gain on investments	(47,352)
CECL reserves	(2,684)
Gain on sales of real estate, preferred equity and investments in unconsolidated joint ventures	(66,827)
Adjustments related to noncontrolling interests	1,254
Distributable Earnings (Loss) attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$(58,674)
Adjustments:
Fair value adjustments	133,200
Realized loss on CRE debt securities and B-pieces	38,842
Specific loan reserves	1,251
Realized loss on hedges	1,466
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$116,085
Distributable Earnings (Loss) per share(1)	$(0.44)
Adjusted Distributable Earnings per share(1)	$0.87
Weighted average number of common shares and OP units(1)	132,807
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the year ended December 31, 2021, weighted average number of common shares includes 3.1 million OP units.
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

The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the year ended December 31, 2021:

Year Ended December 31, 2021

Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders(1)	$8,519
Adjustments:
Net income (loss) attributable to noncontrolling interests in investment entities	(79)
Amortization of above- and below-market lease intangibles	(97)
Interest income	18
Interest expense on real estate	32,278
Other income	(3)
Transaction, investment and servicing expense	(35)
Depreciation and amortization	36,162
Administrative expense	233
Other gain on investments, net	(4,691)
Income tax benefit / expense	(68)
NOI attributable to noncontrolling interest in investment entities	(15,323)
Total NOI, at share	$56,914
_________________________________________
(1)Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders excludes $109.5 million of net loss attributable to non-net leased and other real estate investments for the year ended December 31, 2021. The total net loss attributable to BrightSpire Capital, Inc.’s common stockholders was $101.0 million for the year ended December 31, 2021.
Liquidity and Capital Resources
Overview
Our material cash commitments include commitments to repay borrowings, finance our assets and operations, meet future funding obligations, make distributions to our stockholders and fund other general business needs. We use significant cash to make investments, meet commitments to existing investments, repay the principal of and interest on our borrowings and pay other financing costs, make distributions to our stockholders and fund our operations.
Our primary sources of liquidity include cash on hand, cash generated from our operating activities and cash generated from asset sales and investment maturities. However, subject to maintaining our qualification as a REIT and our Investment Company Act exclusion, we may use several sources to finance our business, including bank credit facilities (including term loans and revolving facilities), master repurchase facilities and securitizations, as described below. In addition to our current sources of liquidity, there may be opportunities from time to time to access liquidity through public offerings of debt and equity securities. We have sufficient sources of liquidity to meet our material cash commitments for the next 12 months and beyond.
Financing Strategy
We have a multi-pronged financing strategy that included an up to $300 million secured revolving credit facility as of December 31, 2021, up to approximately $2.1 billion in secured revolving repurchase facilities, $1.5 billion in non-recourse securitization financing, $695 million in commercial mortgages and $65 million in other asset-level financing structures (refer to “Bank Credit Facility” section below for further discussion). In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	December 31, 2021	December 31, 2020
Debt-to-equity ratio(1)	2.0x	1.0x
_________________________________________
(1)Represents (i) total outstanding secured debt less cash and cash equivalents of $259.7 million and $474.8 million at December 31, 2021 and December 31, 2020, respectively to (ii) total equity, in each case, at period end.
Potential Sources of Liquidity
The COVID-19 pandemic has had a significant impact on our business, and we have taken actions since its onset to protect our liquidity. However, there is still uncertainty regarding the pandemic’s impact on the financial condition of our borrowers and their ability to make their monthly mortgage payments and remain in compliance with loan covenants and terms. The failure of our borrowers to meet their loan obligations may trigger repayments under our Bank Credit Facility and Master Repurchase Facilities.
Additionally, if our operating real estate lessees are unable to make monthly rent payments, we would be unable to make our monthly mortgage payments which could result in defaults under these obligations or trigger repayments under our Bank Credit Facility. If these events were to occur, we may not have sufficient available cash to repay amounts due.
Our primary sources of liquidity include borrowings available under our credit facilities, master repurchase facilities and CMBS facilities and monthly mortgage payments.
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
On January 28, 2022, we, through our subsidiaries, including the OP, entered into the Credit Agreement, pursuant to which the Lenders agreed to provide a revolving credit facility to reduce availability to an aggregate principal amount of up to $165 million, of which up to $25 million is available as letters of credit. The Credit Agreement also includes an option for us to increase the maximum available principal amount up to $300.0 million, subject to one or more new or existing lenders agreeing to provide such additional loan commitments and satisfaction of other customary conditions.
Advances under the Credit Agreement accrue interest at a per annum rate equal to, at the applicable Borrower’s election, either a SOFR rate plus a margin of 2.25% and applicable credit spread adjustment, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. An unused commitment fee at a rate of 0.25% or 0.35%, per annum, depending on the amount of facility utilization, applies to un-utilized borrowing capacity under the Credit Agreement. Amounts owing under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a SOFR rate election is in effect.
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of the date hereof, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million commitment. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time our OP may, at its election and by written notice to the administrative agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.

The obligations of the Borrowers under the Credit Agreement are guaranteed pursuant to a Guarantee and Collateral Agreement with certain subsidiaries of our OP in favor of JPMorgan Chase Bank, N.A. (the “Guarantee and Collateral Agreement”) by substantially all material wholly owned subsidiaries of our OP and, subject to certain exceptions, secured by a pledge of substantially all equity interests owned by the Borrowers and the guarantors, as well as by a security interest in deposit accounts of the Borrowers and the Guarantors (as such terms are defined in the Guarantee and Collateral Agreement) in which the proceeds of investment asset distributions are maintained.
The Credit Agreement contains various affirmative and negative covenants, including, among other things, the obligation of the us to maintain REIT status and be listed on the New York Stock Exchange, and limitations on debt, liens and restricted payments. In addition, the Credit Agreement includes the following financial covenants applicable to our OP and our consolidated subsidiaries: (a) minimum consolidated tangible net worth of our OP greater than or equal to the sum of (i) $1,112,000,000 and (ii) 70% of the net cash proceeds received by our OP from any offering of our common equity after September 30, 2021 and of the net cash proceeds from any offering by us of our common equity to the extent such proceeds are contributed to our OP, excluding any such proceeds that are contributed to our OP within ninety days of receipt and applied to acquire capital stock of our OP; (b) our OP’s EBITDA plus lease expenses to fixed charges for any period of four consecutive fiscal quarters not less than 1.50 to 1.00; (c) our OP’s minimum interest coverage ratio not less than 3.00 to 1.00; and (d) our OP’s ratio of consolidated total debt to consolidated total assets must not exceed 0.80 to 1.00. The Credit Agreement also includes customary events of default, including, among other things, failure to make payments when due, breach of covenants or representations, cross default to material indebtedness or material judgment defaults, bankruptcy matters involving any Borrower or any Guarantor and certain change of control events. The occurrence of an event of default will limit the ability of our OP and its subsidiaries to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.
Master Repurchase Facilities and CMBS Credit Facilities
Currently, our primary source of financing is our Master Repurchase Facilities, which we use to finance the origination of senior loans, and CMBS Credit Facilities, which we use to finance the purchase of securities. Repurchase agreements effectively allow us to borrow against loans, participations and securities that we own in an amount generally equal to (i) the market value of such loans, participations and/or securities multiplied by (ii) the applicable advance rate. Under these agreements, we sell our loans, participations and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. During the term of a repurchase agreement, we receive the principal and interest on the related loans, participations and securities and pay interest to the lender under the master repurchase agreement. We intend to maintain formal relationships with multiple counterparties to obtain master repurchase financing of favorable terms.
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
In October 2021, upon reaching the maturity date of Bank 2 Facility 3, we elected not to exercise the extension option and therefore terminated the facility.
Subsequent to December 31, 2021, we entered into amendments under our five remaining Master Repurchase Facilities to reduce the minimum tangible net worth covenant requirement from $1.35 billion to $1.11 billion.
Additionally, subsequent to December 31, 2021, we entered into amendments under four of our Master Repurchase Facilities to expand the eligibility criteria to allow for loans indexed to SOFR, and to allow for borrowings under those facilities to also be indexed to SOFR.
As of December 31, 2021 we had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The CMBS Credit Facilities were undrawn as of December 31, 2021.

The following table presents a summary of our Master Repurchase and Bank Credit Facilities as of December 31, 2021 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate
Master Repurchase Facilities
Bank 1	$400,000	$109,915	4.3	LIBOR + 1.91%
Bank 3	600,000	157,409	1.2	LIBOR + 1.81%
Bank 7	500,000	358,181	3.3	LIBOR + 1.77%
Bank 8	250,000	177,519	1.4	LIBOR + 1.98%
Bank 9	300,000	102,098	4.3	LIBOR + 1.87%
Total Master Repurchase Facilities	2,050,000	905,122

Bank Credit Facility	300,000	—	1.1	LIBOR + 2.25%

Total Facilities	$2,350,000	$905,122
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
In October 2019, we executed a securitization transaction through our subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC, which resulted in the sale of $840.4 million of investment grade notes. The securitization reflects an advance rate of 83.5% at a weighted average cost of funds of SOFR plus 1.59% (before transaction expenses) and is collateralized by a pool of 26 senior loan investments.
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
As of December 31, 2021, the CLNC 2019-FL1 mortgage assets are indexed to LIBOR and the borrowings under CLNC 2019-FL are indexed to compounded SOFR, creating an underlying benchmark index rate basis difference between CLNC 2019-FL1 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. We have the right to transition the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities, and will make the determination taking into account the loan portfolio as a whole. The transition to SOFR is not expected to have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
CLNC 2019-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within CLNC 2019-FL1. During the year ended December 31, 2021 and through February 18, 2022, six loans held in CLNC 2019-FL1 were repaid, totaling $249.6 million. Additionally, during the year ended December 31, 2021 two loan investments held in CLNC 2019-FL1 were removed as a result of the loans becoming a credit risk collateral interest and a defaulted collateral interest, totaling $125.0 million. We replaced the credit risk and defaulted assets by contributing existing loan investments of equal value. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. Five of the repaid assets were replaced by contributing existing loan investments of equal value. Subsequent to December 31, 2021, one of the repayments occurred after the reinvestment period ended and the proceeds were used to amortize the securitization bonds in accordance with the securitization priority of payments.
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
BRSP 2021-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within BRSP 2021-FL1. During the year ended December 31, 2021 and through February 18, 2022, two loans held in BRSP 2021-FL1 were fully repaid, totaling $126.2 million. We replaced the repaid loans by contributing existing loan investments of equal value.
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
5-Investment Preferred Financing
During the second quarter of 2020, we entered into a preferred financing arrangement (on a portfolio of five of our underlying investment interests) (the “5-Investment Preferred Financing”) from investment vehicles managed by Goldman Sachs (“GS”). The preferred financing provided $200 million of proceeds at closing.
The preferred financing was limited to (i) our interests in four co-investments alongside investment funds managed by affiliates of the Manager, each of which are financings on underlying development projects (including residential, office and/or mixed-use components), and (ii) a wholly-owned triple-net warehouse distribution portfolio leased to a national grocery chain. The preferred financing provided GS a 10% preferred return and certain other minimum returns, as well as a minority interest in future cash flows.
During the fourth quarter of 2021, the four co-investments were sold in the Co-invest Portfolio Sale (refer to “Our Portfolio” section for further discussion) and we used all the sale proceeds to substantially fund the repayment of the 5-Investment Preferred Financing totaling $210 million. The payoff allowed us to reclaim 100% ownership of the triple net warehouse distribution portfolio leased to a national grocery chain.
Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.

Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of December 31, 2021. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$88	$88	$—	$—	$—
Secured debt(2)	1,924,108	417,989	745,654	463,780	296,685
Securitization bonds payable(3)	1,588,378	217,369	1,291,645	79,364	—
Ground lease obligations(4)	29,897	3,099	5,323	4,221	17,254
Office lease	5,387	798	1,596	1,596	1,397
	$3,547,858	$639,343	$2,044,218	$548,961	$315,336
Lending commitments(5)	264,882
Total	$3,812,740
_________________________________________
(1)Future interest payments were estimated based on the applicable index at December 31, 2021 and unused commitment fee of 0.35% per annum, assuming principal is repaid on the current maturity date of February 2022.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at December 31, 2021.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
Cash flow provided by (used in):	2021	2020	2019
Operating activities	$(21,270)	$96,356	$137,176
Investing activities	(555,789)	1,002,742	(416,025)
Financing activities	384,356	(754,062)	286,783
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
Our operating activities used net cash outflows of $21.3 million for the year ended December 31, 2021 and provided net cash inflows of $96.4 million and $137.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Net cash provided by operating activities decreased $117.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to lower net property operating income and net interest income earned resulting from sales of real estate properties and loans throughout 2021. Net cash provided by operating activities decreased by $40.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to lower property operating income following sales of real estate properties during the year ended December 31, 2020.
We believe cash flows from operations, available cash balances and our ability to generate cash through short and long-term borrowings are sufficient to fund our operating liquidity needs.

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
Investing activities used net cash outflows of $555.8 million for the year ended December 31, 2021. Net cash used in investing activities in 2021 resulted primarily from originations and future advances on our loans and preferred equity held for investment, net of $1.8 billion partially offset by repayments on loan and preferred equity held for investment of $485.4 million, proceeds from sales of real estate of $332.0 million, proceeds from the sale of investments in unconsolidated ventures of $198.3 million and repayments of principal in mortgage loans held in securitization trusts of $78.9 million.
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
Financing activities provided net cash of $384.4 million for the year ended December 31, 2021. Net cash provided by financing activities in 2021 resulted primarily from borrowings from credit facilities and securitization bonds of $1.3 billion and of $670.0 million, respectively, partially offset by repayment of credit facilities of $955.3 million, repayment of mortgage notes of $266.6 million, repayment of mortgage obligations issued by securitization trusts of $78.9 million, and distributions noncontrolling interests of $255.5 million.
Financing activities used net cash of $754.1 million for the year ended December 31, 2020. Net cash used in financing activities in 2020 resulted primarily from repayment of credit facilities of $862.6 million, repayment of mortgage notes of $240.1 million, distributions paid on common stock and to noncontrolling interests of $52.6 million and distributions to noncontrolling interests of $31.3 million. This was partially offset by of borrowings from credit facilities of $298.6 million, contributions to the 5-Investment Preferred Financing of $200.0 million, and borrowings from mortgage notes of $18.6 million.
Our financing activities provided net cash inflow of $286.8 million for the year ended December 31, 2019. Net cash provided by financing activities in 2019 resulted primarily from borrowings from credit facilities of $1.4 billion, borrowings from securitization bonds of $840.4 million and borrowings from mortgage notes of $93.6 million, partially offset by repayment of credit facilities of $1.7 billion, distributions paid on common stock and noncontrolling interests of $222.8 million and repayment of securitization bonds of $81.4 million.
Underwriting, Asset and Risk Management
We closely monitor our portfolio and actively manage risks associated with, among other things, our assets and interest rates. Prior to investing in any particular asset, the underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. Beginning in 2021, our investment and portfolio management and risk assessment practices diligence the environmental, social and governance (“ESG”) standards of our business counterparties, including borrowers, sponsors, partners and service providers, and that of our investment assets and underlying collateral, which may include sustainability initiatives, recycling, energy efficiency and water management, volunteer and charitable efforts, anti-money laundering and know-your-client policies, and diversity, equity and inclusion practices in workforce leadership, composition and hiring practices. Prior to making a final investment decision, we focus on portfolio diversification to determine whether a target asset will cause our portfolio to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If we determine that a proposed acquisition presents excessive concentration risk, it may determine not to acquire an otherwise attractive asset.
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
During 2021, we reviewed and evaluated our critical accounting policies and estimates and we believe they are appropriate. The following is a summary of our credit losses policy, which we believe is the most affected by our judgments, estimates, and assumptions.

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
In measuring the CECL reserve for financial instruments that share similar risk characteristics, we primarily apply a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). Our model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 through December 2021 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
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
In developing the CECL reserve for our loans and preferred equity held for investment, we consider the risk ranking of each loan and preferred equity as a key credit quality indicator. The risk rankings are based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, our loans and preferred equity held for investment are rated “1” through “5,” from less risk to greater risk, and the ratings are updated quarterly. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows:
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
The CECL accounting estimate is subject to uncertainty from quarter to quarter as our loan portfolio changes and market and economic conditions evolve. The sensitivity of each assumption and its impact on the CECL reserve may change over time and from period to period.
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
Interest Rate Risk
Interest rate risk relates to the risk that the future cash flow of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, inflation and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets.
As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which we could sell some of our fixed rate financial assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of our fixed rate financial assets may increase. Fluctuations in LIBOR and SOFR may affect the amount of interest income we earn on our floating rate borrowings and interest expense we incur on borrowings indexed to LIBOR and SOFR, including under credit facilities and investment-level financing.
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
As of December 31, 2021, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would decrease interest income by $4.1 million annually, net of interest expense.
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
We are working closely with our borrowers and tenants to address the impact of COVID-19 on their businesses. Our in-depth understanding of CRE and real estate-related investments, and in-house underwriting, asset management and resolution capabilities, provides us and management with a sophisticated full-service platform to regularly evaluate our investments and determine primary, secondary or alternative strategies to manage the credit risks described above. This includes intermediate servicing and complex and creative negotiating, restructuring of non-performing investments, foreclosure considerations, intense management or development of owned real estate, in each case to manage the risks faced to achieve value realization events in our interests and our stockholders. Solutions considered due to the impact of the COVID-19 pandemic may include defensive loan or lease modifications, temporary interest or rent deferrals or forbearances, converting current interest payment obligations to payment-in-kind, repurposing reserves and/or covenant waivers. Depending on the nature of the underlying investment and credit risk, we may pursue repositioning strategies through judicious capital investment in order to extract value from the investment or limit losses.
There can be no assurance that the measures taken will be sufficient to address the negative impact the COVID-19 pandemic may have on our future operating results, liquidity and financial condition.
Real estate market risk
We are exposed to the risks generally associated with the commercial real estate market. The market values of commercial real estate are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, as well as changes or weakness in specific industry segments, and other macroeconomic factors beyond our control, including the COVID-19 pandemic, which have and may continue to affect occupancy rates, capitalization rates and absorption rates. This in turn could impact the performance of tenants and borrowers. We seek to manage these risks through our underwriting due diligence and asset management processes and the solutions oriented process described above.
Capital markets risk
We are exposed to risks related to the debt capital markets, specifically the ability to finance our business through borrowings under secured revolving repurchase facilities, secured and unsecured warehouse facilities or other debt instruments. We seek to mitigate these risks by monitoring the debt capital markets to inform their decisions on the amount, timing and terms of our borrowings.

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
At December 31, 2021, we had approximately NOK 686.3 million or a total of $77.9 million, in net investments in our European subsidiaries. A 1.0% change in the foreign currency rate would result in a $0.8 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiary.
A summary of the foreign exchange contracts in place at December 31, 2021, including notional amount and key terms, is included in Note 15, “Derivatives,” to Part IV, Item 15, “Exhibits and Financial Statement Schedules.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at December 31, 2021, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BrightSpire Capital, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BrightSpire Capital, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, BrightSpire Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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
February 22, 2022

Item 9B. Other Information
MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following is a discussion of certain material U.S. federal income tax considerations relating to our qualification and taxation as a REIT and the acquisition, holding, and disposition of our Class A common stock (for purposes of this section only “stock”). As used in this section, references to the terms “Company,” “we,” “our,” and “us” mean only BrightSpire Capital, Inc. and not its subsidiaries or other lower-tier entities, except as otherwise indicated. This summary is based upon the Internal Revenue Code of 1986, as amended (the “Code), the regulations promulgated by the U.S. Treasury Department (“Treasury Regulations”), rulings and other administrative interpretations and practices of the Internal Revenue Service (the “IRS”) (including administrative interpretations and practices expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers who requested and received those rulings), and judicial decisions, all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of the tax consequences described below. BrightSpire Capital Operating Company, LLC (the “Operating Partnership”) has not sought and will not seek an advance ruling from the IRS regarding any matter discussed in this section. The summary is also based upon the assumption that we have operated and will operate the Operating Partnership and its subsidiaries and affiliated entities in accordance with their applicable organizational documents and various statements made in that section as to our intended method of operation. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of its investment or tax circumstances, or to investors subject to special tax rules, including:
•insurance companies;
•tax-exempt organizations (except to the extent discussed in “Considerations Relating to BrightSpire Capital, Inc.’s Class A Common Stock—Taxation of Holders of Class A Common Stock—Taxation of Tax-Exempt Holders” below);
•financial institutions or broker-dealers;
•non-U.S. individuals and non-U.S. corporations (except to the extent discussed in “Considerations Relating to BrightSpire Capital, Inc.’s Class A Common Stock—Taxation of Holders of Class A Common Stock—Taxation of Non-U.S. Holders” below);
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
Taxation of BrightSpire Capital, Inc.
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
As indicated above, our qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, various qualification requirements imposed upon REITs by the Code. The material qualification requirements are summarized below under “—Requirements for Qualification.” While we intend to operate so that we qualify as a REIT, no assurance can be given that the IRS will not challenge our qualification, or that we have been or will be able to operate in accordance with the REIT requirements in the future. See “—Requirements for Qualification-Failure to Qualify.”

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
U.S. holders generally will be subject to taxation on dividends distributed by us (other than designated capital gain dividends and “qualified dividend income”) at rates applicable to ordinary income, instead of at lower capital gain rates. For taxable years beginning after December 31, 2017, and before January 1, 2026, generally, U.S. holders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Capital gain dividends and qualified dividend income will continue to be subject to a maximum 20% rate. See “—Taxation of Holders of Class A Common Stock—Taxation of Taxable U.S. Holders—Taxation of U.S. Holders on Distributions of Our Stock.”
Any net operating losses, foreign tax credits and other tax attributes of a REIT generally do not pass through to holders, subject to special rules for certain items such as the capital gains that we recognize. See “—Taxation of Holders of Class A Common Stock—Taxation of Taxable U.S. Holders.”
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

The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, the rules impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s tenants that are not conducted on an arm’s-length basis. See “—New Interest Deduction Limitation.”
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

The Company cannot predict, however, whether in all circumstances it would qualify for the relief provisions. In addition, as discussed above in the section entitled “—Taxation of BrightSpire Capital, Inc.” even if the relief provisions apply, the Company would incur a 100% tax on the gross income attributable to the greater of the amount by which it fails the 75% or 95% gross income test, in each case, multiplied by a fraction intended to reflect its profitability.
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
It is possible that, from time to time, the Company may experience timing differences between the actual receipt of income and/or payment of deductible expenses and the inclusion of that income or deduction in arriving at its REIT taxable income. Refer to, for example, the discussion of excess inclusion income above in the section entitled “—Requirements for Qualification—Taxable Mortgage Pools.” Other potential sources of non-cash taxable income include gain recognized on the deemed exchange of distressed debt that has been modified, real estate and securities that have been financed through securitization structures, such as the collateralized debt obligation structure, which require some or all of available cash flow to be used to service borrowings, loans or MBSs that the Company holds that have been issued at a discount and require the accrual of taxable economic interest in advance of its receipt in cash and distressed loans on which the Company may be required to accrue taxable interest income even though the borrower is unable to make current servicing payments in cash. Furthermore, under Section 451 of the Code, subject to certain exceptions, the Company must accrue income for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income. In addition, Section 162(m) of the Code places a per-employee limit of $1 million on the amount of compensation that a publicly held corporation may deduct in any one year with respect to its chief executive officer, chief financial officer and certain other highly compensated executive officers. Recent changes to Section 162(m) expanded the individuals covered by Section 162(m)’s limits and eliminated an exception that formerly permitted certain performance-based compensation to be deducted even if in excess of $1 million, which may have the effect of increasing our REIT taxable income, and recently proposed regulations under Section 162(m) provide that, contrary to certain prior private letter rulings previously issued by the IRS to several UPREITs, compensation subject to the Section 162(m) limit includes a publicly held corporation’s distributive share of a partnership’s deduction for any compensation the partnership pays for services performed by a covered employee of the publicly held corporation, which may also have the effect of increasing our REIT taxable income. In the event that such timing differences occur, it might be necessary to arrange borrowings or other means of raising capital to meet the distribution requirements. Additionally, the Company may, if possible, pay taxable dividends of our stock or debt to meet the distribution requirements.
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
Interest Deduction Limitation
Commencing in taxable years beginning after December 31, 2017, Section 163(j) of the Code limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to the 30% limitation. Adjusted taxable income is determined without regard to certain deductions, including those for net interest expense, net operating loss carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. Provided the taxpayer makes a timely election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage, within the meaning of Section 469(c)(7)(C) of the Code. If this election is made, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system under the Code, which is generally less favorable than the generally applicable system of depreciation under the Code. If we do not make the election or if the election is determined not to be available with respect to all or certain of our business activities, this interest deduction limitation could result in us having more REIT taxable income and thus increase the amount of distributions we must make to comply with the REIT requirements and avoid incurring corporate level tax. Similarly, the limitation could cause our TRSs to have greater taxable income and thus potentially greater corporate tax liability.
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
Dividends paid to U.S. holders will not qualify for the dividends-received deduction generally available to corporations. In addition, dividends paid to a U.S. holder generally will not qualify for the 20% tax rate for qualified dividend income. The maximum tax rate for qualified dividend income is 20%. Qualified dividend income generally includes dividends paid to U.S. holders taxed at individual rates by domestic C corporations and certain qualified foreign corporations. Because the Company will not generally be subject to U.S. federal income tax on the portion of its REIT taxable income distributed to our holders (refer above to the section entitled “—Taxation of BrightSpire Capital, Inc.”), its dividends generally will not be eligible for the 20% rate on qualified dividend income. As a result, the Company’s ordinary REIT dividends will be taxed at the higher tax rate applicable to ordinary income, which is currently a maximum rate of 37%. However, the 20% tax rate for qualified dividend income will apply to the Company’s ordinary REIT dividends to the extent attributable: (i) to income retained by it in a prior non-REIT taxable year in which it or a predecessor was subject to corporate income tax (less the amount of tax); (ii) to dividends received by it from non-REIT corporations, such as domestic TRSs; and (iii) to the extent attributable to income upon which it has paid corporate income tax (e.g., to the extent that the Company distributes less than 100% of its net taxable income). In general, to qualify for the reduced tax rate on qualified dividend income, a holder must hold our stock for more than 60 days during the 121-day period beginning on the date that is 60 days before the date on which our stock becomes ex-dividend. In addition, dividends paid to certain individuals, trusts and estates whose income exceeds certain thresholds are subject to a 3.8% Medicare tax.
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
Holders may not include in their individual income tax returns any of the Company’s net operating losses or capital losses. Instead, the Company would carry over such losses for potential offset against the Company’s future income. Under Section 172 of the Code, the Company’s deduction for any net operating loss carryforwards arising from losses it sustains in taxable years beginning after December 31, 2017, is limited to 80% of its REIT taxable income (determined without regard to the deduction for dividends paid), and any unused portion of losses arising in taxable years ending after December 31, 2017, may not be carried back, but may be carried forward indefinitely.

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
Taxation of U.S. Holders on the Disposition of BrightSpire Capital, Inc.’s Stock
In general, a U.S. holder will realize gain or loss upon the sale, redemption or other taxable disposition of our stock in an amount equal to the difference between the sum of the fair market value of any property and the amount of cash received in such disposition and the U.S. holder’s adjusted tax basis in the common stock at the time of the disposition. In general, a U.S. holder who is not a dealer in securities must treat any gain or loss realized upon a taxable disposition of our stock as long-term capital gain or loss if the U.S. holder has held the stock for more than one year and otherwise as short-term capital gain or loss. However, a U.S. holder must treat any loss upon a sale or exchange of stock held by such holder for six months or less as a long-term capital loss to the extent of any actual or deemed distributions from the Company that such U.S. holder previously has characterized as long-term capital gain. All or a portion of any loss that a U.S. holder realizes upon a taxable disposition of the stock may be disallowed if the U.S. holder purchases other substantially identical shares of our stock within 30 days before or after the disposition (in which case, the basis of the shares acquired would be adjusted to reflect the disallowed loss).
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
Expansion of Medicare Tax
The Health Care and Reconciliation Act of 2010 requires that, in certain circumstances, certain U.S. holders that are individuals, estates, and trusts pay a 3.8% tax on “net investment income,” which includes, among other things, dividends on and gains from the sale or other disposition of REIT shares. The temporary 20% deduction allowed by Section 199A of the Code with respect to ordinary REIT dividends received by non-corporate taxpayers is allowed only for purposes of Chapter 1 of the Code and thus is apparently not allowed as a deduction allocable to such dividends for purposes of determining the amount of net investment income subject to the 3.8% Medicare tax, which is imposed under Chapter 2A of the Code. Prospective investors should consult their own tax advisors regarding this legislation.
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
Other Tax Consequences
Tax Aspects of BrightSpire Capital, Inc.’s Investments in the Operating Partnership and the Subsidiary Partnerships
The following discussion summarizes certain U.S. federal income tax considerations applicable to the Company’s direct or indirect investments in the Company’s Operating Partnership and any subsidiary partnerships or limited liability companies that the Company forms or acquires interests in and that are treated as partnerships for U.S. federal income tax purposes (individually, “Partnership” and, collectively, as the “Partnerships”). The discussion does not cover state or local tax laws or any U.S. federal tax laws other than income tax laws. The Company will include in its income its proportionate share of Partnership items of income, gain, loss, deduction or credit for purposes of the REIT income tests, and will include its proportionate share of assets held by the Partnerships based on its capital interest in such partnerships (other than for purposes of the 10% value test, for which the determination of our interest in partnership assets will be based on our proportionate interest in any securities issued by the partnership, other than certain securities specifically excluded under the Code). The Company’s interest in a Partnership is calculated based on either the Company’s percentage ownership of the capital of the Partnership or based on the allocations provided in the applicable partnership or limited liability company agreement, using the more conservative calculation. Consequently, to the extent that the Company holds an equity interest in a Partnership, the Partnership’s assets and operations may affect its ability to qualify as a REIT, even though the Company may have no control, or have only limited influence, over the Partnership.

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
Legislative or Other Actions Affecting REITs
This discussion is based upon the provision of the Code, the Treasury Regulations and administrative and judicial interpretations thereof, all as of the date thereof. Those authorities may be changed, perhaps retroactively, so as to result in U.S. federal income tax consequences (including applicable tax rates) different from those summarized herein. The Company cannot give you any assurances as to whether, or in what form, any proposals affecting REITs or their holders will be enacted. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in the Company’s stock. Holders should consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws and on an investment in our stock.
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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) and (2). Financial Statement and Schedules of BrightSpire Capital, Inc.

All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.
(a)(3) Exhibits

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BrightSpire Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrightSpire Capital, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for credit losses in the year ended December 31, 2021 and 2020 due to adoption of Accounting Standard Update, or ASU, 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326)”.

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

Allowance for Loan Losses
Description of the Matter
As of December 31, 2021, the Company’s loans and preferred equity held for investment portfolio and the associated allowance for loan loss totaled $3.5 billion and $36.6 million, respectively. These investments are typically collateralized by commercial real estate. As described in Note 2, the Company establishes a provision at origination or acquisition that reflects management’s estimate of the total expected credit loss over the expected life of the loan or preferred equity investment. The Company reassess the allowance for loan losses for all the loans and preferred equity held for investment at each balance sheet date. In estimating the lifetime expected credit losses, management utilizes a probability of default and loss given default methodology, which considers projected economic conditions over the reasonable and supportable forecast period. The Company also considers qualitative factors in its determination of the allowance for loan losses.
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
To test the allowance for loan losses, we performed audit procedures that included, among others, evaluating the methodology and the significant assumptions described above and testing the completeness and accuracy of the data used. With the assistance of our internal specialists and other professionals, we evaluated the appropriateness of the probability of default and loss given default methodology used to estimate the allowance and assessed the underlying macroeconomic variables used in the models. We reviewed the sensitivity analyses prepared by management and compared management’s significant assumptions to relevant information from external sources. For a sample of loans, we involved our internal real estate valuation professionals to assist us in performing procedures to corroborate the reasonableness of current and stabilized fair values and stabilized net operating income of the underlying collateral utilized in developing the allowance for loan losses. We also evaluated the reasonableness of qualitative adjustments made by management based on the fair value of the underlying collateral.

Impairment of Equity Method Investments
Description of the Matter
As of December 31, 2021, the Company’s investments in joint ventures accounted for as equity method investments totaled $16.2 million. As described in Note 2 and Note 4 to the consolidated financial statements, the Company periodically assesses whether there are any indicators that the value of its investments in unconsolidated joint ventures may be impaired. An investment is impaired if management’s estimate of the value of the investment is less than its carrying value and such decline in value is determined to be other than temporary. To the extent that an other than temporary impairment has occurred, the impairment loss is measured as the excess of the carrying amount of the investment over the value of the investment. During the year ended December 31, 2021, the Company recorded other than temporary impairment charges related to its investments in joint ventures of $102.7 million.
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
We performed audit procedures that included, among others, evaluating management’s identification of indicators that the Company’s investments in unconsolidated joint ventures may be impaired and its assessment as to whether such impairment was other than temporary. For investments with other than temporary impairment indicators, we performed audit procedures to evaluate the significant assumptions described above and test the clerical accuracy of the models used to determine the fair value of the investments. For example, we evaluated the reasonableness of management’s estimates of the timing and probabilities of future cash flows from the investments as well as the reasonableness of the discount and capitalization rates by comparing them to the relevant industry and market data. In certain instances, we involved our internal real estate valuation professionals to assist in performing these procedures.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
February 22, 2022

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$259,722	$474,817
Restricted cash	86,841	65,213
Loans and preferred equity held for investment	3,485,607	2,220,688
Allowance for loan losses	(36,598)	(37,191)
Loans and preferred equity held for investment, net	3,449,009	2,183,497
Real estate securities, available for sale, at fair value	—	10,389
Real estate, net	783,211	839,257
Investments in unconsolidated ventures ($4,406 and $6,883 at fair value, respectively)	20,591	373,364
Receivables, net	54,499	37,375
Deferred leasing costs and intangible assets, net	64,981	75,700
Assets held for sale	44,345	323,356
Other assets	61,860	60,900
Mortgage loans held in securitization trusts, at fair value	813,310	1,768,069
Total assets	$5,638,369	$6,211,937
Liabilities
Securitization bonds payable, net	$1,500,899	$835,153
Mortgage and other notes payable, net	760,583	1,022,757
Credit facilities	905,122	535,224
Due to related party (Note 10)	—	10,060
Accrued and other liabilities	99,814	96,578
Intangible liabilities, net	6,224	7,657
Liabilities related to assets held for sale	—	323
Escrow deposits payable	73,344	36,973
Dividends payable	23,912	—
Mortgage obligations issued by securitization trusts, at fair value	777,156	1,708,534
Total liabilities	4,147,054	4,253,259
Commitments and contingencies (Note 17)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 129,769,365 and 128,564,930 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1,298	1,286
Additional paid-in capital	2,855,766	2,844,023
Accumulated deficit	(1,410,562)	(1,234,224)
Accumulated other comprehensive income	8,786	54,588
Total stockholders’ equity	1,455,288	1,665,673
Noncontrolling interests in investment entities	1,472	253,225
Noncontrolling interests in the Operating Partnership	34,555	39,780
Total equity	1,491,315	1,958,678
Total liabilities and equity	$5,638,369	$6,211,937

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

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$6,720	$19,248
Restricted cash	9,658	15,397
Loans and preferred equity held for investment, net	1,781,522	919,681
Real estate, net	170,201	413,057
Investments in unconsolidated ventures	16,200	252,384
Receivables, net	12,808	25,127
Deferred leasing costs and intangible assets, net	15,105	52,240
Other assets	21,901	21,984
Mortgage loans held in securitization trusts, at fair value	813,310	1,768,069
Total assets	$2,847,425	$3,487,187
Liabilities
Securitization bonds payable, net	$1,500,899	$835,153
Mortgage and other notes payable, net	177,373	399,337
Accrued and other liabilities	6,768	98,576
Intangible liabilities, net	6,224	7,657
Escrow deposits payable	3,484	3,591
Mortgage obligations issued by securitization trusts, at fair value	777,156	1,708,534
Total liabilities	$2,471,904	$3,052,848

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2021	2020	2019
Net interest income
Interest income	$168,845	$156,851	$175,169
Interest expense	(55,484)	(63,043)	(87,730)
Interest income on mortgage loans held in securitization trusts	51,609	92,461	120,203
Interest expense on mortgage obligations issued by securitization trusts	(45,460)	(83,952)	(109,964)
Net interest income	119,510	102,317	97,678

Property and other income
Property operating income	102,634	175,037	253,955
Other income	2,333	1,836	2,333
Total property and other income	104,967	176,873	256,288

Expenses
Management fee expense	9,596	29,739	42,390
Property operating expense	30,286	64,987	112,801
Transaction, investment and servicing expense	4,556	9,975	7,191
Interest expense on real estate	32,278	48,860	55,415
Depreciation and amortization	36,399	59,766	103,220
Provision for (reversal of) loan losses, net	(1,432)	78,561	220,572
Impairment of operating real estate	—	42,814	282,749
Administrative expense (including $14,016, $4,367 and $10,810 of equity-based compensation expense, respectively)	50,011	26,551	31,936
Restructuring charges	109,321	—	—
Total expenses	271,015	361,253	856,274

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	41,904	(50,521)	4,090
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(36,623)	—	2,772
Other gain (loss), net	74,067	(118,725)	(972)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	32,810	(251,309)	(496,418)
Equity in earnings (loss) of unconsolidated ventures	(131,115)	(135,173)	36,942
Income tax benefit (expense)	(6,276)	10,898	(3,172)
Net loss	(104,581)	(375,584)	(462,648)
Net loss attributable to noncontrolling interests:
Investment entities	1,732	13,924	38,208
Operating Partnership	1,803	8,361	9,928
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(101,046)	$(353,299)	$(414,512)

Net loss per common share - basic and diluted (Note 19)	$(0.79)	$(2.75)	$(3.25)

Weighted average shares of common stock outstanding - basic and diluted (Note 19)	128,496	128,548	128,391
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(104,581)	$(375,584)	$(462,648)
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	(200)	(16,319)	17,848
Change in fair value of net investment hedges	(29,927)	21,764	15,460
Foreign currency translation gain (loss)	(17,294)	23,397	(3,901)
Total other comprehensive income (loss)	(47,421)	28,842	29,407
Comprehensive income (loss)	(152,002)	(346,742)	(433,241)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	1,732	11,731	38,208
Operating Partnership	3,100	8,008	9,214
Comprehensive income (loss) attributable to common stockholders	$(147,170)	$(327,003)	$(385,819)

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A		Class B-3
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	83,410	$834	44,399	$444	$2,899,353	$(193,327)	$(399)	$2,706,905	$72,683	$65,614	$2,845,202
Contributions	—	—	—	—	—	—	—	—	156	—	156
Distributions	—	—	—	—	—	—	—	—	(3,000)	—	(3,000)
Conversion of Class B-3 common stock to Class A common stock	44,399	444	(44,399)	(444)	—	—	—	—	—	—	—
Issuance and amortization of equity-based compensation	832	8	—	—	10,802	—	—	10,810	—	—	10,810
Other comprehensive income	—	—	—	—	—	—	28,693	28,693	—	714	29,407
Dividends and distributions declared ($1.65 per share)	—	—	—	—	—	(211,899)	—	(211,899)	—	(5,081)	(216,980)
Shares canceled for tax withholding on vested stock awards	(102)	(1)	—	—	(1,596)	—	—	(1,597)	—	—	(1,597)
Reallocation of equity	—	—	—	—	622	—	—	622	—	(622)	—
Net income (loss)	—	—	—	—	—	(414,512)	—	(414,512)	(38,208)	(9,928)	(462,648)
Balance as of December 31, 2019	128,539	$1,285	—	$—	$2,909,181	$(819,738)	$28,294	$2,119,022	$31,631	$50,697	$2,201,350
Contributions	—	—	—	—	—	—	—	—	200,960	—	200,960
Distributions	—	—	—	—	—	—	—	—	(36,397)	—	(36,397)
Issuance and amortization of equity-based compensation	237	2	—	—	4,365	—	—	4,367	—	—	4,367
Other comprehensive income	—	—	—	—	—	—	26,294	26,294	2,195	353	28,842
Dividends and distributions declared ($0.30 per share)	—	—	—	—	—	(38,543)	—	(38,543)	—	(922)	(39,465)
Shares canceled for tax withholding on vested stock awards	(211)	(1)	—	—	(1,742)	—	—	(1,743)	—	—	(1,743)
Reallocation of equity	—	—	—	—	1,445	—	—	1,445	—	(1,445)	—
Costs of noncontrolling equity	—	—	—	—	(466)	—	—	(466)	—	—	(466)
Investment by JV partner in consolidated JV and equity reallocation related to that partner's return	—	—	—	—	(68,760)	—	—	(68,760)	68,760	—	—
Effect of CECL Adoption (see Note 2)	—	—	—	—	—	(22,644)	—	(22,644)	—	(542)	(23,186)
Net income (loss)	—	—	—	—	—	(353,299)	—	(353,299)	(13,924)	(8,361)	(375,584)
Balance as of December 31, 2020	128,565	$1,286	—	$—	$2,844,023	$(1,234,224)	$54,588	$1,665,673	$253,225	$39,780	$1,958,678
Contributions	—	—	—	—	—	—	—	—	5,845	—	5,845
Distributions	—	—	—	—	—	—	—	—	(255,545)	—	(255,545)
Issuance and amortization of equity-based compensation	1,471	14	—	—	14,016	—	—	14,030	—	—	14,030
Other comprehensive income/(loss)	—	—	—	—	—	—	(45,802)	(45,802)	(321)	(1,298)	(47,421)
Dividends and distributions declared ($0.58 per share)	—	—	—	—	—	(75,292)	—	(75,292)	—	(1,784)	(77,076)
Shares canceled for tax withholding on vested stock awards	(267)	(2)	—	—	(2,613)	—	—	(2,615)	—	—	(2,615)
Reallocation of equity	—	—	—	—	340		—	340	—	(340)	—
Net income (loss)	—	—	—	—	—	(101,046)	—	(101,046)	(1,732)	(1,803)	(104,581)
Balance as of December 31, 2021	129,769	$1,298	—	$—	$2,855,766	$(1,410,562)	$8,786	$1,455,288	$1,472	$34,555	$1,491,315
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(104,581)	$(375,584)	$(462,648)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	131,115	135,173	(36,942)
Depreciation and amortization	36,399	59,766	103,220
Straight-line rental income	(2,601)	(3,899)	(6,827)
Amortization of above/below market lease values, net	(98)	(409)	(2,904)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(6,706)	(9,485)	(13,109)
Amortization of deferred financing costs	12,316	12,133	9,657
Amortization of right-of-use lease assets and operating lease liabilities	104	86	101
Paid-in-kind interest added to loan principal, net of interest received	(4,818)	1,446	(7,784)
Distributions of cumulative earnings from unconsolidated ventures	—	13,429	65,136
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(41,904)	50,521	(4,090)
Realized (gain) loss on mortgage loans and obligations held in securitization trusts, net	36,623	—	(2,772)
Realized loss on securities from write-down to fair value	990	32,606	—
Realized (gain) loss on sale of real estate securities, available for sale	(1,331)	42,153	—
Designated hedges and foreign currency translation reclassified to earnings	(30,497)	—	—
Realized gain on sale of real estate	(11,911)	(14,599)	—
Realized loss on sale of loans receivable	—	1,457	—
Provision for (reversal of) loan losses	(1,432)	78,561	220,572
Impairment of operating real estate	—	42,814	282,749
Amortization of equity-based compensation	14,016	4,367	10,810
Mortgage notes above/below market value amortization	117	(666)	400
Realized gain on sales of unconsolidated ventures	(25,451)	—	—
Deferred income tax (benefit) expense	(85)	(172)	(4,652)
Other (gain) loss, net	(1,647)	23,524	9,678
Changes in assets and liabilities:
Receivables, net	(1,202)	13,243	(9,136)
Deferred costs and other assets	(3,721)	12,935	(14,871)
Due to related party	(10,059)	(957)	(4,003)
Other liabilities	(4,906)	(22,087)	4,591
Net cash provided (used in) by operating activities	(21,270)	96,356	137,176
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(1,758,090)	(296,981)	(1,350,120)
Repayment on loans and preferred equity held for investment	485,411	434,677	465,647
Repayment on loans held for sale	—	137,132	—
Proceeds from sale of real estate	332,003	454,589	85,389
Cash and restricted cash received related to foreclosure of loans held for investment	—	—	3,436
Acquisition of and additions to real estate, related intangibles and leasing commissions	(9,923)	(23,210)	(24,218)
Investments in unconsolidated ventures	(11,953)	(48,934)	(47,938)
Proceeds from sale of investments in unconsolidated ventures	198,353	108,367	115,298
Distributions in excess of cumulative earnings from unconsolidated ventures	47,587	25,221	212,611
Repayment of real estate securities, available for sale, from sales	10,223	149,629	—
Repayment of real estate securities, available for sale, from cost recovery	310	3,579	—
Repayment of principal in mortgage loans held in securitization trusts	78,907	76,719	47,540
Proceeds from sale of beneficial interests of securitization trusts	28,662	—	39,848
Net receipts on settlement of derivative instruments	6,351	19,637	28,890
Deposit on investments	—	—	(372)
Change in escrow deposits	36,370	(37,683)	7,964
Net cash provided (used in) by investing activities	(555,789)	1,002,742	(416,025)
Cash flows from financing activities:
Distributions paid on common stock	(51,916)	(51,707)	(217,721)
Distributions paid on common stock to noncontrolling interests	(1,221)	(922)	(5,081)
Shares canceled for tax withholding on vested stock awards	(2,613)	(1,743)	(1,596)
Borrowings from mortgage notes	7,196	18,618	93,582
Repayment of mortgage notes	(266,596)	(240,081)	(8,349)
Borrowings from credit facilities	1,325,237	298,583	1,443,118
Repayment of credit facilities	(955,292)	(862,592)	(1,709,802)
Borrowing from securitization bonds	670,000	—	840,423
Repayment of securitization bonds	—	—	(81,372)
Repayment of mortgage obligations issued by securitization trusts	(78,907)	(76,719)	(47,540)
Payment of deferred financing costs	(11,832)	(6,741)	(16,035)
Contributions from noncontrolling interests	5,845	200,494	156
Distributions to noncontrolling interests	(255,545)	(31,252)	(3,000)
Net cash provided by (used in) financing activities	384,356	(754,062)	286,783
Effect of exchange rates on cash, cash equivalents and restricted cash	(764)	(690)	287
Net increase (decrease) in cash, cash equivalents and restricted cash	(193,467)	344,346	8,221
Cash, cash equivalents and restricted cash - beginning of period	540,030	195,684	187,463
Cash, cash equivalents and restricted cash - end of period	$346,563	$540,030	$195,684
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)

	Year Ended December 31,
	2021	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$474,817	$69,619	$77,317
Restricted cash	65,213	126,065	110,146
Total cash, cash equivalents and restricted cash, beginning of period	$540,030	$195,684	$187,463

End of the period
Cash and cash equivalents	$259,722	$474,817	$69,619
Restricted cash	86,841	65,213	126,065
Total cash, cash equivalents and restricted cash, end of period	$346,563	$540,030	$195,684

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$76,262	$111,688	$142,987
Cash paid (received) for income taxes, net	$4,827	$(5,961)	$(3,093)
Supplemental disclosure of non-cash investing and financing activities:
Deconsolidation of securitization trust (VIE asset/liability reductions)	$(802,196)	$—	$(1,239,627)
Deconsolidation of interest in joint ventures	—	(5,145)	—
Accrual of distribution payable	23,912	(13,164)	13,164
Foreclosure of loans held for investment, net of provision for loan losses	—	—	127,356
Right-of-use lease assets and operating lease liabilities	5,435	(1,393)	27,496
Conversion of Class B-3 common stock to Class A common stock	—	—	444

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
BrightSpire Capital, Inc. is a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which the Company expects to be its primary investment strategy. Additionally, the Company may selectively originate mezzanine loans and make preferred equity investments, which may include profit participations. The mezzanine loans and preferred investments equity may be in conjunction with the Company’s origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. The Company will continue to target net leased equity investments on a selective basis. The Company also currently has investments in CRE debt securities primarily consisting of commercial mortgage-backed securities (“CMBS”) (“B-pieces” of a CMBS securitization pool) or CRE collateralized loan obligations (“CLOs”) (including the junior tranches thereof, collateralized by pools of CRE debt investments).
The Company was organized in the state of Maryland on August 23, 2017 and maintains key offices in New York, New York and Los Angeles, California. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2018. The Company conducts all activities and holds substantially all assets and liabilities through the Company’s operating subsidiary, BrightSpire Capital Operating Company, LLC, (formerly known as Credit RE Operating Company, LLC, the “OP”). At December 31, 2021, the Company owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned as noncontrolling interests.
The Internalization
On April 30, 2021, the Company completed the internalization of the Company’s management and operating functions and terminated its relationship with CLNC Manager, LLC (the “Manager”), a subsidiary of DigitalBridge Group, Inc., formerly known as Colony Capital, Inc. (“DigitalBridge”), in accordance with that termination agreement dated April 4, 2021 between the Company, the OP, the Manager and Colony Capital Investment Advisors, LLC (the “Termination Agreement,” and the transactions contemplated thereunder, the “Internalization”). Pursuant to the Termination Agreement, the Company paid the Manager a one-time termination fee of $102.3 million. The Company will no longer pay management or incentive fees to the Manager for any post-closing period and the Company has assumed general and administrative expenses directly. The Company achieved a savings in operating costs as a result of the Internalization. Further, in connection with the Internalization, certain affiliates of the Company and the Manager entered into a transition services agreement (“TSA”) to facilitate an orderly internalization transition of the management of the Company’s operations. The TSA expired on September 30, 2021, at which time the Company fully transitioned the management of its operations.
The Company’s executive team remains unchanged, including Michael J. Mazzei, Chief Executive Officer; Andrew E. Witt, President and Chief Operating Officer; Frank V. Saracino, Chief Financial Officer and Executive Vice President; David A. Palamé, General Counsel, Secretary and Executive Vice President; George Kok, Chief Credit Officer; and Daniel Katz, Head of Originations. Following the Company’s 2021 Annual Meeting of Stockholders (the “Annual Meeting”), DigitalBridge no longer has affiliated representatives on the Company’s board of directors. The Company’s board of directors is comprised of seven members, including six incumbent independent directors, led by Catherine D. Rice, the Company’s Independent Chairperson, Vernon Schwartz, John Westerfield, Winston W. Wilson, Kim S. Diamond, Catherine F. Long and Michael J. Mazzei, the Company’s Chief Executive Officer. Ms. Diamond and Ms. Long were appointed to the board of directors during 2021. Additionally, certain employees that have contributed substantially to the Company’s investment, underwriting, portfolio and asset management, loan servicing, financial reporting, treasury, legal, tax, credit, risk and compliance responsibilities seamlessly moved forward with the Company.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Realignment
During the first quarter of 2021, the Company realigned the business and reportable segment information to reflect how the Chief Operating Decision Makers (“CODM”) regularly review and manage the business. Refer to Note 18, “Segment Reporting” for further detail.
Impact of COVID-19
The COVID-19 pandemic has negatively impacted CRE credit REITs across the industry, as well as other companies that own and operate commercial real estate investments. Throughout 2020, continuing into the fourth quarter of 2021, countries around the world continued to face healthcare and economic challenges arising from the coronavirus, or COVID-19. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, have had a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company’s loans and preferred equity held for investment and real estate investments in the hospitality and retail sectors have experienced or anticipate a myriad of challenges, including, but not limited to: significant declines in operating cash flows of the Company’s investments which in turn affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company); flexible lease payment terms sought by tenants; increased property operating costs such as labor and supplies as a result of COVID-19; potential payment defaults on the Company's loans and preferred equity held for investment; and a distressed market affecting real estate values in general. The COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.

The volatility in equity and debt markets, and the economic fallout from COVID-19 may affect the valuation of the Company’s financial assets, carried at fair value. The Company’s consideration and assessment of impairment is discussed further in Note 3, “Loans and Preferred Equity Held for Investment, net,” Note 5, “Real Estate Securities, Available for Sale,” Note 6, “Real Estate, net and Real Estate Held for Sale” and Note 14, “Fair Value.”

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
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Restructuring Charges
On April 4, 2021, the Company entered into the Termination Agreement with the Manager whereby its management agreement terminated on April 30, 2021. The termination of the management agreement resulted in a material change in the management structure of the Company, and was accounted for under ASC 420, Exit or disposal cost obligations. The one-time payment made to the Manager under the Termination Agreement, and other associated costs, were recorded within restructuring charges on the consolidated statement of operations. See Note 20, “Restructuring Charges” for additional discussion of the Company’s internalization.

BRIGHTSPIRE CAPITAL, INC.
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
As of December 31, 2021, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OP and consolidates the OP. As the Company conducts its business and holds its assets and liabilities through the OP, the total assets and liabilities of the OP represent substantially all of the total consolidated assets and liabilities of the Company.
Other consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. At December 31, 2021, the noncontrolling interests in the operating real estate properties represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
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
As of December 31, 2021, the Company held subordinate tranches of a securitization trust in one Investing VIE for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s subordinate tranches of the securitization trust, which represents the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the subordinate tranches of the securitization trust), income and expenses of the Investing VIE are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trust only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trust.
During the year ended December 31, 2021, the Company recognized unrealized gains of $41.9 million and realized losses of $36.6 million. In the second quarter of 2021, the Company sold its retained investments in the subordinate tranches of one securitization trust for $28.7 million in total proceeds. In connection with the sale, the Company recognized an unrealized gain of $19.5 million. The Company also recognized a realized loss of $19.5 million when the accumulated losses related to the retained investment were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net. The Company deconsolidated the securitization trust with gross assets and liabilities of approximately $830.9 million and $802.2 million, respectively, which excludes accrued interest receivable and payable amounts of $3.0 million and $2.8 million, respectively.
During the year ended December 31, 2021, the Company recorded a realized loss of $17.1 million related to the sale of two underlying loans held within one of its retained investments in the subordinate tranches of a securitization trust. The Company also recorded an unrealized gain of $13.8 million when the accumulated losses related to the retained investment were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net. The realized losses were previously included in the Company’s loss projections and therefore no additional fair value write downs were required. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Unconsolidated VIEs
As of December 31, 2021 the Company identified unconsolidated VIEs related to its CRE debt investments. As of December 31, 2020, the Company identified unconsolidated VIEs related to its securities investments, indirect interests in real estate through real estate private equity funds (“PE Investments”) and CRE debt investments. Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of December 31, 2021 or 2020.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Loans and preferred equity held for investment, net	$—	$—	$18,141	$18,141
Real estate securities, available for sale	—	—	10,389	10,188
Investments in unconsolidated ventures	16,200	16,200	298,554	323,608
Total assets	$16,200	$16,200	$327,084	$351,937
The Company did not provide financial support to the unconsolidated VIEs during the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of real estate securities, available for sale was determined as the amortized cost. See Note 5, “Real Estate Securities, Available for Sale” for further discussion on fair value of the real estate securities. The maximum exposure to loss of investments in unconsolidated ventures and loans and preferred equity held for investment, net was determined as the carrying value plus any future funding commitments. Refer to Note 3, “Loans and Preferred Equity Held for Investment, net” and Note 17, “Commitments and Contingencies” for further discussion.
Noncontrolling Interests
Noncontrolling Interests in Investment Entities—This represents interests in consolidated investment entities held by third party joint venture partners and prior to the closing of the Company’s formation transactions (the “Combination”) on January 31, 2018, such interests held by private funds managed by DigitalBridge. Subsequent to the Combination, the Company entered into a preferred financing arrangement with Goldman Sachs (“GS”) limited to interests in four co-investments and a triple-net industrial distribution center. During the fourth quarter of 2021, four co-investments were sold in the Co-Invest Portfolio Sale (refer to Note 4, “Investments in Unconsolidated Ventures” for more details on this transaction).
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at December 31, 2021 or December 31, 2020. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
At December 31, 2021 and December 31, 2020, the Company had no loans classified as held for sale.
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
At December 31, 2021 and 2020, there were two properties held for sale. See Note 6, “Real Estate, net and Real Estate Held for Sale” and Note 18, “Segment Reporting” for further detail.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of December 31, 2021, the Company held subordinate tranches of one securitization trust, which represent the Company’s retained interest in a securitization trust that the Company consolidates under U.S. GAAP. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
During the years ended December 31, 2021 and December 31, 2020, the Company recorded an impairment loss of $1.0 million and $32.6 million related to its CRE securities, respectively. The impairment loss is included in other gain, net in the Company’s consolidated statements of operations. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
At December 31, 2021 the Company’s investments in unconsolidated joint ventures consisted of private equity investments and one preferred equity investment held in a joint venture. At December 31, 2020, the Company’s investments in unconsolidated

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

joint ventures consisted of investments in private equity investments, senior loans, mezzanine loans and preferred equity held in joint ventures, as well as ADC arrangements accounted for as equity method investments.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For the years ended December 31, 2021, 2020 and 2019, the Company recorded an income expense of $6.3 million, an income tax benefit of $10.9 million and an income tax expense of $3.2 million, respectively.
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
In measuring the CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 through December 2021 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	December 31, 2021				December 31, 2020
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Fixed rate
Mezzanine loans	$105,636	$105,505	12.4%	3.0	$155,803	$155,225	12.8%	4.0
Preferred equity interests	—	—	—%	—	18,680	18,681	15.0%	2.7
	105,636	105,505			174,483	173,906
Variable rate
Senior loans	1,576,439	1,564,940	4.6%	3.7	1,029,760	1,026,846	5.4%	3.4
Securitized loans(2)	1,806,583	1,803,042	4.2%	3.5	1,006,495	1,004,698	5.1%	3.4
Mezzanine loans	12,000	12,120	11.5%	0.7	12,000	12,120	11.5%	1.7
Preferred equity interests	—	—	—%	—	3,118	3,118	5.3%	—
	3,395,022	3,380,102			2,051,373	2,046,782
Loans and preferred equity held for investment	3,500,658	3,485,607			2,225,856	2,220,688

Allowance for loan losses	NA	(36,598)			NA	(37,191)
Loans and preferred equity held for investment, net	$3,500,658	$3,449,009			$2,225,856	$2,183,497
_________________________________________
(1)Calculated based on contractual interest rate.
(2)Represents loans transferred into securitization trusts that are consolidated by the Company.
The weighted average maturity, including extensions, of loans and preferred equity investments was 3.6 years at December 31, 2021. At December 31, 2020, the weighted average maturity, including extensions, of loans and preferred equity investments was 3.5 years.
The Company had $9.5 million and $7.0 million of interest receivable related to its loans and preferred equity held for investment, net as of December 31, 2021 and December 31, 2020, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

	Year Ended December 31,
	2021(1)	2020(2)
Balance at January 1	$2,183,497	$2,576,332
Acquisitions/originations/additional funding	1,758,090	296,981
Loan maturities/principal repayments	(501,007)	(476,335)
Transfer to loans held for sale	—	(154,370)
Discount accretion/premium amortization	6,706	7,766
Capitalized interest	1,130	(1,446)
Provision for loan losses	593	(85,744)
Effect of CECL adoption(3)	—	(20,847)
Charge-off	—	41,160
Balance at December 31	$3,449,009	$2,183,497
_________________________________________
(1)Provision for loan losses excludes $0.4 million as of December 31, 2021, determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.
(2)Provision for loan losses includes $5.2 million for a loan that was subsequently transferred to held for sale during the second quarter of 2020 and the net provision recorded upon loan repayment totaling $2.7 million during the year ended December 31, 2020. Additionally, provision for loan losses excludes

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.3 million determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.
(3)Calculated by the Company’s PD/LGD model upon CECL adoption on January 1, 2020. See Note 2, “Summary of Significant Accounting Polices” for further details.
Nonaccrual and Past Due Loans and Preferred Equity
Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. As of December 31, 2021 and December 31, 2020, the Company did not have any loans and preferred equity on nonaccrual status.
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before allowance for loan losses, if any (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Loans
December 31, 2021	$3,485,607	$—	$—	$—	$3,485,607
December 31, 2020	2,220,688	—	—	—	2,220,688
San Jose, California Hotel Senior Loan
The onset of the COVID-19 pandemic in the spring of 2020 created challenges, which included lower occupancy rates, weaker financial performance and borrower funding of approximately $18.6 million of shortfalls to maintain operations, which ultimately led the borrower to close the San Jose, California hotel and file for Chapter 11 bankruptcy in March 2021. The Company entered into a restructuring support agreement with the borrower with respect to the bankruptcy process, in the Company’s capacity as the sole secured creditor. The bankruptcy court authorized the rejection of the existing hotel management agreement and approved a restructuring plan for the borrower to exit bankruptcy with Signia by Hilton as the new brand and hotel manager at the hotel and a $25 million mezzanine loan to support re-opening the hotel, property improvement plans, certain operating expenses and all expenses associated with the bankruptcy process.
On May 18, 2021, the bankruptcy court issued a confirmation order approving the amended and restated senior mortgage loan terms and the Company’s right to rely on such order to finalize documents with the Company’s borrower as it emerges from bankruptcy in accordance with the third amended joint Chapter 11 plan of reorganization. In the fourth quarter of 2021, the Company amended and restated the senior mortgage loan, subject to customary closing conditions, in the amount of $184.9 million, an upsize which reflects accrued interest and fees during the non-accrual period, collapsing the prior preferred equity investment into the restated senior mortgage loan and certain other costs and expenses associated with bankruptcy. The San Jose Hotel is scheduled to reopen in the first quarter of 2022. As the bankruptcy plan and loan terms were approved in the second quarter of 2021 and the Company’s senior loan documents were substantively finalized during the third quarter of 2021, for the three months ended September 30, 2021 the Company reinstated the loan investment and recognized $6.1 million of interest income on the consolidated statement of operations, of which $3.7 million relates to past due interest during the non-accrual period of February 2021 through June 2021 and $2.4 million relates to interest income during the third quarter of 2021. Additionally, the Company recognized $0.7 million of other income on the consolidated statement of operations related to late fees during the three months ended September 30, 2021. During the fourth quarter of 2021, the San Jose, California hotel senior loan is performing in accordance with the contractual terms.
Senior Loan Collateralized by Student Housing Property
Subsequent to December 31, 2021, the Company received a $36.5 million repayment on one senior loan collateralized by a student housing property, which was $1.3 million less than the unpaid principal balance. As such, during the fourth quarter of 2021, the Company had recorded a $1.3 million provision for loan loss on the loan.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for Loan Losses
Changes in allowance for loan losses on loans are presented below (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Allowance for loan losses at beginning of period	$37,191	$272,624	$109,328
Effect of CECL adoption(1)	—	21,093	—
Provision for loan losses(2)(3)	(593)	85,497	220,572
Charge-off	—	(41,160)	(46,693)
Transfer to loans held for sale	—	(300,863)	(10,583)
Allowance for loan losses at end of period(4)(5)	$36,598	$37,191	$272,624
_________________________________________
(1)Calculated by the Company’s PD/LGD model upon CECL adoption on January 1, 2020. See Note 2, “Summary of Significant Accounting Policies” for further details.
(2)For the year ended December 31, 2021, provision for loan losses excludes $0.4 million, which were determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.
(3)For the year ended December 31, 2020, provision for loan losses excludes $1.3 million, which were determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets. Provision for loan losses includes $5.2 million for a loan that was subsequently transferred to held for sale during the second quarter of 2020 and net provision recorded upon loan repayment totaling $2.7 million during the year ended December 31, 2020.
(4)Includes $35.3 million related to the Company’s PD/LGD model at December 31, 2021 and $1.3 million related to a loan, which was evaluated individually.
(5)At December 31, 2020, includes $37.2 million related to the Company’s PD/LGD model.
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
As of December 31, 2021, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were no loans held for investment with contractual payments past due as of December 31, 2020. For the years ended December 31, 2021 and December 31, 2020, no debt investment contributed more than 10.0% of interest income.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a summary by carrying values before any allowance for loan losses of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking (dollars in thousands) as of December 31, 2021 and December 31, 2020, respectively. Refer to Note 2, “Summary of Significant Accounting Policies—Accounting Standards Adopted in 2020—Credit Losses” for loans risk ranking definitions.

	December 31, 2021
	2021	2020	2019	2018	2017	Total
Senior loans
Risk Rankings:
2	$242,850	$109,103	$70,811	$—	$—	$422,764
3	1,393,307	72,359	443,162	262,147	34,036	2,205,011
4	—	—	396,395	304,477	—	700,872
5	—	—	39,335	—	—	39,335
Total Senior loans	1,636,157	181,462	949,703	566,624	34,036	3,367,982

Mezzanine loans
Risk Rankings:
3	—	—	38,796	4,489	—	43,285
4	—	—	62,220	—	12,120	74,340
Total Mezzanine loans	—	—	101,016	4,489	12,120	117,625

Total Loans and preferred equity held for investment	$1,636,157	$181,462	$1,050,719	$571,113	$46,156	$3,485,607

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total
Senior loans
Risk Rankings:
3	$176,851	$344,871	$260,391	$33,645	$—	$—	$815,758
4	—	812,255	403,531	—	—	—	1,215,786
Total Senior loans	176,851	1,157,126	663,922	33,645	—	—	2,031,544

Mezzanine loans
Risk Rankings:
4	—	92,261	62,964	12,120	—	—	167,345
Total Mezzanine loans	—	92,261	62,964	12,120	—	—	167,345

Preferred equity interests and other
Risk Rankings:
4	3,118	—	18,681	—	—	—	21,799
Total Preferred equity interests and other	3,118	—	18,681	—	—	—	21,799

Total Loans and preferred equity held for investment	$179,969	$1,249,387	$745,567	$45,765	$—	$—	$2,220,688

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The year ended December 31, 2021 average risk rating for loans and preferred equity held for investment was 3.1. The year ended December 31, 2020 average risk rating for loans and preferred equity held for investment was 3.7.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2021, assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $264.9 million. Refer to Note 17, “Commitments and Contingencies” for further details. At December 31, 2021, the Company recorded a $0.4 million allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with the credit losses accounting standard No. 2016-13. See Note 2, “Summary of Significant Accounting Policies” for further details. At December 31, 2020, assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $163.0 million. At December 31, 2020, the Company recorded a $1.3 million allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with the credit losses accounting standard No. 2016-13. See Note 2, “Summary of Significant Accounting Policies” for further details.
4. Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	December 31, 2021	December 31, 2020
Equity method investments	$16,185	$366,481
Investments under fair value option	4,406	6,883
Investments in Unconsolidated Ventures	$20,591	$373,364
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
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of December 31, 2021 and December 31, 2020, respectively.
The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

		Carrying Value
Investments	Description	December 31, 2021	December 31, 2020
ADC investments(1)(2)(3)	Interests in three acquisition, development and construction loans in which the Company participates in residual profits from the projects, and the risk and rewards of the arrangements are more similar to those associated with investments in joint ventures	$—	$57,481
Other investment ventures(1)(4)	Interest in one investment backed by a triple-net-leased industrial portfolio	16,185	309,000
_________________________________________

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(3)At December 31, 2020, included two investments with a carrying value of $57.5 million that were contributed to a preferred financing arrangement. Both investments were sold in the fourth quarter of 2021 as part of the Co-Invest Portfolio Sale. See Note 13, “Noncontrolling Interests,” for further information.
(4)At December 31, 2020, included four investments with a carrying value of $194.9 million that were contributed to a preferred financing arrangement. These investments were sold in the fourth quarter of 2021 as part of the Co-Invest Portfolio Sale. See Note 13, “Noncontrolling Interests,” for further information.
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
The borrower’s maturity default on July 9, 2021, further delays at the project and in sales activities, additional capital requirements, potential restructuring of indebtedness and actions that may be taken by the Senior Lender Group, notwithstanding continuing negotiations with the Senior Lender Group, have negatively impacted the Company’s investment interest. Importantly, the acquisition of the senior mortgage by the Senior Mezzanine Lender increases the likelihood of a mortgage foreclosure of the Company’s interests. As a result during the three months ended September 30, 2021, the Mixed-use Project recorded fair value losses totaling $268.5 million. The Company recognized its proportionate share of fair value losses equaling $97.9 million, which represents the Company’s remaining proportionate share in the investment. As of December 31, 2021, there has been no change to the investment’s fair value. During the year ended December 31, 2020, the Company recorded its proportionate share of fair value losses of $89.3 million. During the year ended December 31, 2019, the Mixed-use Project and the Company did not recognize any fair value losses. The Mixed-use Project did not recognize any interest income for the year ended December 31, 2021. For the years ended December 31, 2020 and December 31, 2019, the Mixed-use Project’s total interest income was $13.8 million and $45.1 million, respectively, and the Company recognized its proportionate share of $2.4 million and $17.7 million, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Co-Invest Portfolio Sale
On December 20, 2021, the Company closed the sale of five historical development and/or non-accrual assets to managed vehicles of Fortress Investment Group LLC (“Fortress”), for gross proceeds of $223 million (the “Co-Invest Portfolio Sale”). The Company received net transaction proceeds of $198.3 million, primarily due to offsetting distributions from the underlying investments that were received by the Company between signing and closing.
The Co-Invest Portfolio Sale included four co-investments: two Dublin, Ireland development loans and two U.S. mixed-use and single-family development loans, as well as a residual hotel loan equity participation interest in Austin, Texas. The Co-Invest Portfolio Sale resolved five of six legacy co-invest assets owned alongside DigitalBridge Group, Inc.
For the year ended December 31, 2021, the Company recorded total realized gains of $20.2 million in connection with the Co-Invest Portfolio Sale. This included a $29.9 million gain related to designated foreign currency hedges which were settled in 2020 and released from accumulated other comprehensive income in 2021 upon the closing of the Co-Invest Portfolio Sale, a $6.4 million gain received on certain non-designated hedges that were put in place to mitigate the risk of currency translation on foreign currency denominated assets sold and tax expense of $6.0 million. All gains mentioned above were recorded within other gain (loss), net on the consolidated statement of operations.
The Co-Invest Portfolio Sale included four of the investments included in the “5-Investment Preferred Financing,” a COVID-19 related financing secured in June 2020 for balance sheet protective purposes. The Company used all the sales proceeds from the Co-Invest Portfolio Sale to substantially fund the repayment of the “5-Investment Preferred Financing” during the fourth quarter of 2021. Refer to Note 13, “Noncontrolling Interests” for more details on this transaction.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests in PE Investments under the fair value option, which interests range from 1.0% to 15.6% and 1.0% to 17.4%, respectively, for the years ended December 31, 2021 and December 31, 2020. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
5. Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The Company no longer held any CRE securities at December 31, 2021. The following table presents CMBS investments as of December 31, 2020 (dollars in thousands):

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
Consistent with the overall market, the Company’s CRE securities, which it marks to fair value, lost significant value since the onset of the COVID-19 pandemic. During the year ended December 31, 2021, the Company wrote down through earnings the amortized cost basis for securities in which the fair value dropped below the amortized cost basis, realizing a loss of $1.0 million. During the year ended December 31, 2020, the Company realized a loss of $32.6 million. The losses were recorded in other gain (loss), net on the Company’s consolidated statements of operations.
During the year ended December 31, 2021, the Company sold two CRE securities for a total gross sales price of $10.2 million and realized a gain of $1.2 million. During the year ended December 31, 2020, the Company sold 41 CRE securities for a total gross sales price of $149.6 million and recognized a net loss of $42.2 million. The gain (loss) was recorded in other gain (loss), net on the Company’s consolidated statements of operations. Following the sales of CRE securities during 2021, the Company no longer holds any CRE securities at December 31, 2021.
During the years ended December 31, 2021 and December 31, 2020, the Company recorded unrealized losses in OCI of $0.2 million and $16.3 million, respectively. During the year ended December 31, 2019, the Company recorded an unrealized gain in OCI of $17.8 million.
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
During the year ended December 31, 2021, the Company recognized unrealized gains of $41.9 million and realized losses of $36.6 million. In the second quarter of 2021, the Company sold its retained investments in the subordinate tranches of one securitization trust for $28.7 million in total proceeds. In connection with the sale, the Company recognized an unrealized gain of $19.5 million. The Company also recognized a realized loss of $19.5 million when the accumulated losses related to the retained investment were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net. The Company deconsolidated the securitization trust with gross assets and liabilities of approximately $830.9 million and $802.2 million, respectively, which excludes accrued interest receivable and payable amounts of $3.0 million and $2.8 million, respectively.
During the year ended December 31, 2021, the Company recorded a realized loss of $17.1 million related to the sale of two underlying loans held within one of its retained investments in the subordinate tranches of a securitization trust. The Company

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also recorded an unrealized gain of $13.8 million when the accumulated losses related to the retained investment were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net. The realized losses were previously included in the Company’s loss projections and therefore no additional fair value write downs were required.
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
As of December 31, 2021, the mortgage loans and the related mortgage obligations held in the securitization trust had an unpaid principal balance of $813.3 million and $777.2 million, respectively. As of December 31, 2020, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $1.7 billion and $1.6 billion, respectively. As of December 31, 2021, the underlying collateral of the securitization trust consisted of 62 underlying commercial mortgage loans, with a weighted average coupon of 4.9% and a weighted average loan to value ratio of 60.7%. As of December 31, 2020, across the two consolidated securitization trusts, the underlying collateral consisted of 114 underlying commercial mortgage loans, with a weighted average coupon of 4.5% and a weighted average loan to value ratio of 60.0%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Assets
Mortgage loans held in a securitization trust, at fair value	$813,310	$1,768,069
Receivables, net	3,325	6,644
Total assets	$816,635	$1,774,713
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$777,156	$1,708,534
Accrued and other liabilities	3,032	6,119
Total liabilities	$780,188	$1,714,653
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $36.2 million and $59.5 million as of December 31, 2021 and December 31, 2020, respectively, and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 14, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The below table presents net income attributable to the Company’s common stockholders for the years ended December 31, 2021, 2020 and 2019 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Statement of Operations
Interest expense	$—	$(427)	$(957)
Interest income on mortgage loans held in securitization trusts	51,609	92,461	120,203
Interest expense on mortgage obligations issued by securitization trusts	(45,460)	(83,952)	(109,964)
Net interest income	6,149	8,082	9,282
Administrative expense	(1,308)	(1,476)	(1,114)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	41,904	(50,521)	4,090
Realized gain (loss) on mortgage loans and obligations held in securitization trusts, net	(36,623)	—	2,772
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$10,122	$(43,915)	$15,030

6. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of December 31, 2021, and December 31, 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Land and improvements	$134,453	$136,184
Buildings, building leaseholds, and improvements	564,919	569,610
Tenant improvements	17,944	16,311
Construction-in-progress	660	3,804
Subtotal	$717,976	$725,909
Less: Accumulated depreciation	(70,861)	(52,201)
Less: Impairment	(34,104)	(34,104)
Net lease portfolio, net(1)	$613,011	$639,604
_________________________________________
(1)Prior period amounts have been revised to conform to the current year presentation. See Note 18, “Segment Reporting” for further discussion.
The following table presents the Company’s portfolio of other real estate, including foreclosed properties, as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Land and improvements	$46,532	$53,523
Buildings, building leaseholds, and improvements	236,259	262,874
Tenant improvements	24,625	24,931
Furniture, fixtures and equipment	191	4,245
Construction-in-progress	460	738
Subtotal	$308,067	$346,311
Less: Accumulated depreciation	(29,460)	(29,955)
Less: Impairment	(108,407)	(116,703)
Other portfolio, net(1)	$170,200	$199,653
_________________________________________
(1)Prior period amounts have been revised to conform to the current year presentation. See Note 18, “Segment Reporting” for further discussion.
For the years ended December 31, 2021 and 2020, the Company had no single property with rental and other income equal to or greater than 10.0% of total revenue of the Company.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2021, the Company held one foreclosed property included in assets held for sale with a carrying value of $33.5 million. At December 31, 2020, the Company held foreclosed properties which are included in real estate, net with a carrying value of $26.2 million.
Depreciation Expense
Depreciation expense on real estate was $25.8 million, $41.7 million and $72.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Property Operating Income
For the years ended December 31, 2021, 2020 and 2019, the components of property operating income were as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Lease revenues(1)
Minimum lease revenue	$83,498	$146,700	$180,734
Variable lease revenue	9,815	22,197	24,419
	$93,313	$168,897	$205,153
Hotel operating income	9,200	5,720	45,898
	$102,513	$174,617	$251,051
_________________________________________
(1)Excludes net amortization expense related to above and below-market leases of $1.3 million and income of $1.4 million for the year ended December 31, 2021, respectively. Excludes net amortization expense related to above and below-market leases of $2.4 million and income of $2.8 million for the year ended December 31, 2020, respectively. Excludes net amortization expense related to above and below-market leases of $4.2 million and $7.1 million for the year ended December 31, 2019, respectively.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of December 31, 2021 (dollars in thousands):

Remainder of 2022	$75,347
2023	69,438
2024	64,846
2025	58,509
2026	52,570
2027 and thereafter	365,945
Total(1)	$686,655
________________________________________
(1)    Excludes minimum future rents that is classified as held for sale totaling $1.6 million through 2026.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The rental properties owned at December 31, 2021 are leased under noncancellable operating leases with current expirations ranging from 2022 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
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
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the years ended December 31, 2021, 2020 and 2019 was $3.1 million, $3.2 million and $3.1 million, respectively.
Refer to Note 17, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of December 31, 2021.
Real Estate Held for Sale
The following table summarizes the Company’s assets and liabilities related to assets held for sale at December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Assets
Real estate, net	$44,229	$314,817
Deferred leasing costs and intangible assets, net	116	8,539
Total assets held for sale	$44,345	$323,356

Liabilities
Intangible liabilities, net	$—	$323
Total liabilities related to assets held for sale	$—	$323
As of December 31, 2021, the Company held one net lease property and one hotel as held for sale. As of December 31, 2020, the Company held one net lease property and one net lease industrial portfolio for sale.
There were no assets held for sale that constituted discontinued operations as of December 31, 2021 and December 31, 2020.
Real Estate Sales
During the year ended December 31, 2021, the Company completed the sale of an industrial portfolio for a total gross sales price of $335.0 million and a total gain on sale of $11.8 million.
During the year ended December 31, 2020, the Company completed the sale of 35 properties. Sales included office, multifamily, retail, student housing, manufactured housing, hotel, and industrial properties for a total gross sales price of $476.0 million and a total net gain of $1.5 million.
On January 26, 2022, the Company sold one net leased real estate property for total gross proceeds of $19.6 million. In connection with the sale, the Company repaid $11.9 million of financing and incurred $1.0 million of selling costs. The

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company received $6.7 million of net proceeds and will recognize a net gain of approximately $5.7 million. This net leased real estate property was held for sale at December 31, 2021. Any prior claims between the buyer and seller regarding the prior termination of the purchase and sale agreement have been fully released concurrent with the sale. These sales did not constitute discontinued operations.
7. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at December 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

	December 31, 2021
	Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
In-place lease values	$81,869	$(34,555)	$47,314
Deferred leasing costs	29,863	(14,701)	15,162
Above-market lease values	10,171	(7,666)	2,505
	$121,903	$(56,922)	$64,981
Intangible Liabilities
Below-market lease values	$16,166	$(9,942)	$6,224
_________________________________________
(1)Excludes deferred leasing costs and intangible assets related to assets held for sale at December 31, 2021.

	December 31, 2020
	Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
In-place lease values	$83,239	$(28,558)	$54,681
Deferred leasing costs	29,052	(11,860)	17,192
Above-market lease values	10,468	(6,641)	3,827
	$122,759	$(47,059)	$75,700
Intangible Liabilities
Below-market lease values	$16,149	$(8,492)	$7,657
_________________________________________
(1)Excludes deferred leasing costs and intangible assets and intangible liabilities related to assets held for sale at December 31, 2020.

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Above-market lease values	$(1,271)	$(2,400)	$(4,172)
Below-market lease values	1,369	2,815	7,076
Net increase (decrease) to property operating income	$98	$415	$2,904

In-place lease values	$6,910	$12,045	$21,445
Deferred leasing costs	3,104	5,968	8,400
Other intangibles	172	62	450
Amortization expense	$10,186	$18,075	$30,295

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of December 31, 2021 (dollars in thousands):

	2022	2023	2024	2025	2026	2027 and thereafter	Total
Above-market lease values	$1,068	$578	$451	$272	$93	$43	$2,505
Below-market lease values	(1,386)	(1,379)	(1,379)	(1,377)	(703)	—	(6,224)
Net increase (decrease) to property operating income	$(318)	$(801)	$(928)	$(1,105)	$(610)	$43	$(3,719)

In-place lease values	$6,102	$5,254	$4,954	$4,269	$3,435	$23,300	$47,314
Deferred leasing costs	2,984	2,477	2,170	1,767	905	4,859	15,162
Amortization expense	$9,086	$7,731	$7,124	$6,036	$4,340	$28,159	$62,476

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Restricted cash:
Borrower escrow deposits	$73,344	$36,973
Capital expenditure reserves	8,921	6,949
Working capital and other reserves	2,310	2,561
Real estate escrow reserves	2,025	13,807
Tenant lockboxes	241	4,633
Margin pledged as collateral	—	290
Total	$86,841	$65,213
The following table presents a summary of other assets as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Other assets:
Prepaid taxes and deferred tax assets	$26,194	$26,294
Right-of-use lease asset	24,970	22,056
Prepaid expenses	5,069	4,272
Deferred financing costs, net - credit facilities	2,113	6,440
Derivative asset	1,373	386
Other	2,141	1,452
Total	$61,860	$60,900
The following table presents a summary of accrued and other liabilities as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Accrued and other liabilities:
Current and deferred tax liability	$34,612	$32,569
Operating lease liability	25,205	22,186
Accounts payable, accrued expenses and other liabilities	20,168	15,083
Interest payable	11,076	14,970
Prepaid rent and unearned revenue	7,669	9,082
Unfunded CECL Loan Allowance	432	1,313
Tenant security deposits	424	1,338
Other	228	37
Total	$99,814	$96,578

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt
The following table presents debt as of December 31, 2021 and December 31, 2020 (dollars in thousands):

						December 31, 2021		December 31, 2020
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	SOFR(4) + 1.59%		$840,423	$836,812	$840,423	$835,153
BRSP 2021-FL1(3)		Non-recourse	Aug-38	LIBOR + 1.49%		670,000	664,087	—	—
Subtotal securitization bonds payable, net						1,510,423	1,500,899	840,423	835,153

Mortgage and other notes payable, net
Net lease 6		Non-recourse	Oct-27	4.45%		23,117	23,117	23,608	23,608
Net lease 5		Non-recourse	Nov-26	4.45%		3,282	3,216	3,351	3,272
Net lease 4		Non-recourse	Nov-26	4.45%		7,081	6,939	7,230	7,059
Net lease 3(5)		Non-recourse	Jan-22	6.00%		11,867	11,807	12,191	12,163
Net lease 6		Non-recourse	Jul-23	LIBOR + 2.15%		908	889	1,364	1,333
Net lease 5		Non-recourse	Aug-26	4.08%		30,639	30,442	31,244	31,004
Net lease 1(6)		Non-recourse	Nov-26	4.45%		17,823	17,465	18,196	17,765
Net lease 1(7)		Non-recourse	Mar-28	4.38%		11,769	11,332	12,021	11,584
Net lease 1		Non-recourse	Jul-25	4.31%		—	—	250,000	247,939
Net lease 2(8)		Non-recourse	Jun-25	3.91%		181,504	184,078	187,151	189,806
Net lease 3		Non-recourse	Sep-33	4.77%		200,000	198,689	200,000	198,604
Other real estate 1		Non-recourse	Oct-24	4.47%		105,090	105,452	107,029	107,596
Other real estate 3		Non-recourse	Jan-25	4.30%		72,359	71,922	73,905	73,341
Other real estate 6(9)		Non-recourse	Apr-24	LIBOR + 2.95%		30,000	29,859	22,788	22,306
Loan 9(10)		Non-recourse	Jun-24	LIBOR + 3.00%		65,377	65,376	75,377	75,377
Subtotal mortgage and other notes payable, net						760,816	760,583	1,025,455	1,022,757

Bank credit facility
Bank credit facility	$300,000	Recourse	Feb-23 (11)	LIBOR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1 facility 3	$400,000	Limited Recourse(12)	Apr-26(13)	LIBOR + 1.91%	(14)	109,915	109,915	112,509	112,509
Bank 2 facility 3	—	Limited Recourse(12)	(15)	(16)	(14)	—	—	19,353	19,353
Bank 3 facility 3	600,000	Limited Recourse(12)	Apr-23(17)	LIBOR + 1.81%	(14)	157,409	157,409	196,738	196,738
Bank 7 facility 1	500,000	Limited Recourse(12)	Apr-25(18)	LIBOR + 1.77%	(14)	358,181	358,181	89,912	89,912
Bank 8 facility 1	250,000	Limited Recourse(12)	Jun-23(19)	LIBOR + 1.98%	(14)	177,519	177,519	116,712	116,712
Bank 9 facility 1	300,000	(20)	May-26(21)	LIBOR + 1.87%	(14)	102,098	102,098	—	—
Subtotal master repurchase facilities	$2,050,000					905,122	905,122	535,224	535,224

Subtotal credit facilities						905,122	905,122	535,224	535,224

Total						$3,176,361	$3,166,604	$2,401,102	$2,393,134
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
(5)Subsequent to December 31, 2021, the property was sold and the mortgage payable was repaid in full. See Note 21, Subsequent Events, for further details.
(6)Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.
(7)Represents a mortgage note collateralized by three properties.
(8)As of December 31, 2021, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $184.1 million.
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
(11)The ability to borrow additional amounts terminated on February 1, 2022. Subsequent to December 31, 2021, the Company, through its subsidiaries, including the OP, entered into an Amended and Restated Credit Agreement. Refer to Bank Credit Facility within this note for more details.
(12)Recourse solely with respect to 25.0% of the financed amount.
(13)The current maturity date is April 2023, with three one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(14)Represents the weighted average spread as of December 31, 2021. The contractual interest rate depends upon asset type and characteristics and ranges from one-month London Interbank Offered Rates (“LIBOR”) plus 1.50% to 2.60%.
(15)Upon reaching the maturity date the Company did not extend Bank 2 Facility 3 and thus no longer has availability.
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
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at December 31, 2021 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
2022	$14,387	$—	$14,387	$—
2023	337,494	—	2,566	334,928
2024	202,686	—	202,686	—
2025	614,320	—	256,139	358,181
2026	266,559	—	54,546	212,013
2027 and thereafter	1,740,915	1,510,423	230,492	—
Total	$3,176,361	$1,510,423	$760,816	$905,122
Bank Credit Facility
On February 1, 2018, the Company, through subsidiaries, including the OP, entered into a credit agreement with several lenders to provide a revolving credit facility in the aggregate principal amount of up to $400.0 million (the “Bank Credit Facility”). On December 17, 2018, the aggregate amount of revolving commitments was increased to $525.0 million and on February 4, 2019, the aggregate amount of revolving commitments was increased to $560.0 million. On May 6, 2020, these commitments were reduced to $450.0 million and further reduced to $300.0 million on April 4, 2021.
The maximum amount available for borrowing at any time under the Bank Credit Facility is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. At December 31, 2021, the borrowing base valuation was sufficient to support the

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

borrowing of up to $173.0 million. At December 31, 2020, the borrowing base valuation was sufficient to support the borrowing of up to $128.2 million.
Advances under the Bank Credit Facility accrue interest at a per annum rate equal to, at the applicable borrower’s election, either a LIBOR rate plus a margin of 2.25%, or a base rate determined according to a prime rate or federal funds rate plus a margin of 1.25%. The Company pays a commitment fee of 0.25% or 0.35% per annum of the unused amount (0.35% at December 31, 2021), depending upon the amount of facility utilization.
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
On April 5, 2021, the Company entered into a fourth amendment to its Bank Credit Facility to: (i) permit the OP to consummate the Internalization; (ii) reduce the minimum tangible net worth covenant requirement from $1.5 billion to $1.35 billion upon consummation of the Internalization; (iii) increase the Company’s ability to make restricted payments including additional dividends and stock buybacks and remove all material restrictions on new investments, in each case, so long as no default exists and the OP is in compliance with the financial covenants; (iv) increase the maximum amount available for borrowing from 90% to 100% of borrowing base value; and (v) reduce the aggregate amount of lender commitments from $450.0 million to $300.0 million. At December 31, 2021, the Company was in compliance with all of the financial covenants.
On January 28, 2022, the Company, through subsidiaries, including the OP, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), pursuant to which the Lenders agreed to provide a revolving credit facility in the reduced aggregate principal amount of up to $165 million, of which up to $25 million is available as letters of credit. The Credit Agreement also includes an option for the Company to increase the maximum available principal amount to up to $300 million, subject to one or more new or existing lenders agreeing to provide such additional loan commitments and satisfaction of other customary conditions. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the Company may, at its election and by written notice to the administrative agent, extend the termination date for two (2) additional terms of six (6) months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
CLNC 2019-FL1
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.4 million of investment grade notes. The securitization reflects an advance rate of 83.5% at a weighted average cost of funds of SOFR plus 1.59% (before transaction expenses), and is collateralized by a pool of 26 senior loan investments.
On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors relevant to CLNC 2019-FL1 would cease to be published or no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. As of June 17, 2021, the benchmark index interest rate was converted from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points with a lookback period equal to the number of calendar days in the applicable Interest Accrual Period plus two SOFR business days, conforming with the indenture agreement and recommendations from the ARRC. Compounded SOFR for any interest accrual period shall be the “30-Day Average SOFR” as published by the Federal Reserve Bank of New York on each benchmark determination date.
CLNC 2019-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

continued origination of securitization eligible loans is required to ensure that the Company reinvests the available proceeds within CLNC 2019-FL1. During the year ended December 31, 2021, two loan investments held in CLNC 2019-FL1 were removed as a result of loans becoming a credit risk collateral interest and a defaulted collateral interest, totaling $125.0 million. The Company replaced the credit risk and defaulted assets by contributing existing loan investments of equal value. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021.
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
As of December 31, 2021, the Company had $1.8 billion carrying value of CRE debt investments and other assets financed with $1.5 billion of securitization bonds payable, net. As of December 31, 2020, the Company had $1.0 billion carrying value of CRE debt investments financed with $840.4 million of securitization bonds payable, net.
Master Repurchase Facilities
As of December 31, 2021, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.1 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of December 31, 2021, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of December 31, 2021, the Company had $1.2 billion carrying value of CRE debt investments financed with $905.1 million under the master repurchase facilities. As of December 31, 2020, the Company had $862.8 million carrying value of CRE debt investments financed with $535.2 million under the master repurchase facilities.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2021, upon reaching the maturity date of Bank 2 Facility 3, the Company elected not to exercise the extension options and therefore terminated the facility.
Subsequent to December 31, 2021, the Company entered into amendments under its five remaining Master Repurchase Facilities to reduce the minimum tangible net worth covenant requirement from $1.35 billion to $1.11 billion.
Additionally, subsequent to December 31, 2021, the Company entered into amendments under four of its Master Repurchase Facilities to expand the eligibility criteria to allow for loans indexed to SOFR, and to allow for borrowings under those facilities indexed to SOFR.
CMBS Credit Facilities
As of December 31, 2021, the Company had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The CMBS Credit Facilities were undrawn as of December 31, 2021 and December 31, 2020.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For the years ended December 31, 2021, 2020 and 2019, the total management fee expense incurred was $9.6 million, $29.7 million and $42.4 million, respectively.
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
The Company did not incur any incentive fees during the years ended December 31, 2021, 2020 and 2019.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager and its affiliates required for the Company’s operations.
For the years ended December 31, 2021, 2020 and 2019, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $2.8 million, $9.8 million and $11.1 million, respectively, and are included in administrative expense on the consolidated statements of operations. As of December 31, 2021, there were no unpaid expenses included in due to related party in the Company’s consolidated balance sheets. As of December 31, 2020, there was $2.7 million of unpaid expenses included in due to related party in the Company’s consolidated balance sheets.
Equity Plan Grants
In January 2021, the Company granted 1,420,000 shares of restricted stock and 276,000 PSUs to certain employees of the Manager under the 2018 Equity Incentive Plan (the “2018 Plan”). Following the Internalization, these employees became employees of the Company. In April 2020, the Company granted 143,000 shares to its chief executive officer. In March 2019, the Company granted 800,000 shares to the Manager and/or employees thereof under the 2018 Plan. In March 2018, the Company granted 978,946 shares to its non-independent directors, officers and the Manager and/or employees thereof under the 2018 Plan. 1,482,094 shares remain granted and unvested as of December 31, 2021. See Note 11, “Equity-Based Compensation” for further discussion on the 2018 Plan including shares issued to independent directors of the Company. In connection with these grants, the Company recognized share-based compensation of $14.0 million within administrative expense in the consolidated statement of operations for the year ended December 31, 2021. The Company recognized share-based compensation expense of $4.0 million and $10.3 million to its Manager within administrative expense in the consolidated statement of operations for the years ended December 31, 2020 and 2019, respectively.
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
In July 2018, the Company acquired a $326.8 million Class A office campus located in Norway from an affiliate of the Company’s Manager. In connection with the purchase, the Company assumed senior mortgage financing from a private bond issuance of $181.5 million. The bonds mature in June 2025 and carry a fixed interest rate of 3.91%.
In July 2018, the Company entered into a joint venture to invest in a development project for land and a Grade A office building in Ireland. The Company agreed to invest up to $69.9 million of the $139.7 million total commitment. The Company co-invested along with two affiliates of the Manager, with the Company owning 50.0% of the joint venture and the affiliate entities owning the remaining 50.0%. The joint venture invested in a senior mortgage loan of $66.7 million with a fixed interest rate of 12.5% and a maturity date of 3.5 years from origination and common equity. This investment was sold as part of the Co-Invest Portfolio Sale in December 2021. See Note 4, “Investments in Unconsolidated Ventures,” for further information.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2018, the Company entered into a joint venture to invest in a mixed-use development project in Ireland. The Company agreed to invest up to $162.4 million of the $266.5 million total commitment. The Company co-invested along with two affiliates of the Manager, with the Company owning 61.0% of the joint venture and the affiliate entities owning the remaining 39.0%. The joint venture invested in a senior mortgage loan with a fixed interest rate of 15.0% and a maturity date of two years from origination. The Company placed this investment on nonaccrual status as of July 1, 2020. This investment was sold as part of the Co-Invest Portfolio Sale in December 2021. See Note 4, “Investments in Unconsolidated Ventures,” for further information.
11. Equity-Based Compensation
On January 29, 2018, the Company’s Board of Directors adopted the 2018 Plan. The 2018 Plan permits the grant of awards with respect to 4.0 million shares of the Class A common stock, subject to adjustment pursuant to the terms of the 2018 Plan. Awards may be granted under the 2018 Plan to (x) the Manager or any employee, officer, director, consultant or advisor (who is a natural person) providing services to the Company, the Manager or their affiliates and (y) any other individual whose participation in the 2018 Plan is determined to be in the best interests of the Company. The following types of awards may be made under the 2018 Plan, subject to the limitations set forth in the plan: (i) stock options (which may be either incentive stock options or non-qualified stock options); (ii) stock appreciation rights; (iii) restricted stock awards; (iv) stock units; (v) unrestricted stock awards; (vi) dividend equivalent rights; (vii) performance awards; (viii) annual cash incentive awards; (ix) long-term incentive units; and (x) other equity-based awards.
Shares subject to an award granted under the 2018 Plan will be counted against the maximum number of shares of Class A common stock available for issuance thereunder as one share of Class A common stock for every one share of Class A common stock subject to such an award. Shares subject to an award granted under the 2018 Plan will again become available for issuance under the 2018 Plan if the award terminates by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares (except as set forth in the following sentence). The number of shares of Class A common stock available for issuance under the 2018 Plan will not be increased by (i) any shares tendered or withheld in connection with the purchase of shares upon exercise of a stock option, (ii) any shares deducted or delivered in connection with the Company’s tax withholding obligations, or (iii) any shares purchased by the Company with proceeds from stock option exercises. The shares granted in May 2020 to the independent directors of the Company under the 2018 Plan vested in May 2021. The shares granted in June 2021 to the independent directors, as well as in October and December to the two newly appointed independent directors, of the Company under the 2018 Plan vest in May 2022. Shares granted to non-independent directors, officers and the Manager under the 2018 Plan vest ratably in three annual installments.
Restricted Stock—Restricted stock awards relating to the Company’s class A common stock are granted to independent directors of the Company and generally vest within one year and restricted stock were granted to certain employees of the Manager, with a service condition only and are generally subject to annual time-based vesting in equal tranches over a three-year period. Restricted stock is entitled to dividends declared and paid on the Company’s class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based on the Company’s class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite three-year service period. Some employees of the Manager who were granted restricted stock under the 2018 Plan became employees of the Company following the Internalization on April 30, 2021. The shares held by substantially all remaining employees of the Manager vested following the Internalization.
Performance Stock Units (“PSU”)—PSUs are granted to certain employees of the Company and are subject to both a service condition and a performance condition. Following the end of the measurement period for the PSUs, the recipients of PSUs may be eligible to vest in all or a portion of PSUs granted, and be issued a number of shares of the Company’s class A common stock, ranging from 0% to 200% of the number of PSUs granted and eligible to vest, to be determined based upon the performance of the Company’s class A common stock relative to the Company’s GAAP book value at the end of a two-year measurement period. PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The table below summarizes the Company’s awards granted, forfeited or vested under the 2018 Plan during the years ended December 31, 2021 and December 31, 2020:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested Shares at December 31, 2019	1,335,590	—	1,335,590	$17.79	$—
Granted	237,340	—	237,340	3.70	—
Vested	(476,747)	—	(476,747)	17.33	—
Forfeited	(211,113)	—	(211,113)	17.20	—
Unvested shares at December 31, 2020	885,070	—	885,070	$16.16	$—
Granted	1,468,293	276,000	1,744,293	8.36	11.96
Vested	(871,269)	(4,000)	(875,269)	15.19	11.96
Unvested shares at December 31, 2021	1,482,094	272,000	1,754,094	12.35	11.96
Fair value of equity awards that vested during the years ended December 31, 2021 and December 31, 2020, determined based on their respective fair values at vesting date, was $5.4 million and $2.8 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within administrative expense in the consolidated statement of operations.
At December 31, 2021, aggregate unrecognized compensation cost for all unvested equity awards was $8.5 million, which is expected to be recognized over a weighted-average period of 1.9 years. At December 31, 2020, aggregate unrecognized compensation cost for all unvested equity awards was $4.1 million, expected to be recognized over a weighted-average period of 1.1 years.
12. Stockholders’ Equity
Authorized Capital
As of December 31, 2021, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of December 31, 2021 and December 31, 2020.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends
During the year ended December 31, 2021, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
February 24, 2021	March 31, 2021	April 15, 2021	$0.10
April 30, 2021	June 30, 2021	July 15, 2021	$0.14
August 4, 2021	September 30, 2021	October 15, 2021	$0.16
November 3, 2021	December 31, 2021	January 14, 2022	$0.18
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2018	$(1,295)	$11,037	$(10,141)	$(399)
Other comprehensive income (loss)	17,204	14,835	(3,346)	28,693
AOCI at December 31, 2019	$15,909	$25,872	$(13,487)	$28,294
Other comprehensive income (loss) before reclassification	(88,646)	21,255	20,673	(46,718)
Amounts reclassified from AOCI	73,012	—	—	73,012
Net current period OCI	(15,634)	21,255	20,673	26,294
AOCI at December 31, 2020	$275	$47,127	$7,186	$54,588
Other comprehensive income (loss) before reclassification	137	—	(10,905)	(10,768)
Amounts reclassified from AOCI	(412)	(29,234)	(5,468)	(35,114)
Net current period OCI	(275)	(29,234)	(16,373)	(45,882)
AOCI at December 31, 2021	$—	$17,893	$(9,187)	$8,706
Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2018	$(32)	$268	$(246)	$(10)
Other comprehensive income (loss)	644	625	(555)	714
AOCI at December 31, 2019	$612	$893	$(801)	$704
Other comprehensive income (loss) before reclassification	(2,431)	510	529	(1,392)
Amounts reclassified from AOCI	1,746	—	—	1,746
Net current period OCI	(685)	510	529	354
AOCI at December 31, 2020	$(73)	$1,403	$(272)	$1,058
Other comprehensive income (loss) before reclassification	98	—	(473)	(375)
Amounts reclassified from AOCI	(25)	(693)	(127)	(845)
Net current period OCI	73	(693)	(600)	(1,220)
AOCI at December 31, 2021	$—	$710	$(872)	$(162)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Components of AOCI - Noncontrolling Interests in investment entities

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2018	$—	$—	$—	$—
Other comprehensive income	—	—	—	—
AOCI at December 31, 2019	$—	$—	$—	$—
Other comprehensive income	—	—	2,193	2,193
AOCI at December 31, 2020	$—	$—	$2,193	$2,193
Other comprehensive income before reclassification	—	—	(321)	(321)
Amounts reclassified from AOCI	—	—	—	—
Net current period OCI	—	—	(321)	(321)
AOCI at December 31, 2021	$—	$—	$1,872	$1,872
The following table presents the details of the reclassifications from AOCI for the year ended December 31, 2021:

(in thousands)
Component of AOCI reclassified into earnings	Year Ended December 31, 2021	Affected Line Item in the Consolidated Statements of Operations
Realized gain on sale of real estate securities	$1,276	Other gain (loss), net
Impairment of real estate securities	(967)	Other gain (loss), net
Foreign currency translation gain (loss)	5,468	Other gain (loss), net
Realized gain (loss) on net investment hedges	29,234	Other gain (loss), net
13. Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited liability interests in the OP held by an affiliate of DigitalBridge. Net income (loss) attributable to the noncontrolling interests is based on such members ownership percentage of the OP. Net loss attributable to the noncontrolling interests of the OP was $1.8 million, $8.4 million and $9.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities was $1.7 million, $13.9 million and $38.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
5-Investment Preferred Financing
On June 5, 2020, subsidiaries of the Company entered into a preferred financing arrangement (on a portfolio of five underlying Company investment interests) (the “5-Investment Preferred Financing”) from investment vehicles managed by Goldman Sachs (“GS”). The preferred financing provided $200 million of proceeds at closing. During the fourth quarter of 2021, the Company repaid the 5-Investment Preferred Financing, as described below.
The preferred financing was limited to (i) the Company’s interests in four co-investments alongside investment funds managed by affiliates of the Company’s former Manager, each of which are financings on underlying development projects (including residential, office and/or mixed-use components), and (ii) a wholly-owned triple-net industrial distribution center investment leased to a national grocery chain. The preferred financing provided GS a 10% preferred return and certain other minimum returns, as well as a minority interest in future cash flows.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The preferred financing provided for a disproportionate allocation of profits and losses, and thus each party’s share of earnings or loss is determined using a balance sheet approach known as the HLBV method. Under the HLBV method, earnings and losses were recognized based on the change in each party’s capital account from the beginning of the period in question to the end of the period, adjusting for the effects of distributions and new investments. The entity measured each party’s capital account assuming that the subsidiary was liquidated or sold at book value.
During the fourth quarter of 2021, the four co-investments were sold in the Co-invest Portfolio Sale (refer to Note 4, “Investments in Unconsolidated Ventures” for more details on this transaction) and the Company used all the sale proceeds to substantially fund the repayment of the 5-Investment Preferred Financing totaling $210 million. The payoff allowed us to reclaim 100% ownership of the triple net warehouse distribution portfolio leased to a national grocery chain. As a result of the repayment, the noncontrolling interest investment entities relating to GS's investment was extinguished and there was a $5.3 million gain recognized in noncontrolling interests in investment entities on the Consolidation Statement of Operations.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures - PE Investments	$—	$—	$4,406	$4,406	$—	$5	$6,878	$6,883
Real estate securities, available for sale	—	—	—	—	—	10,389	—	10,389
Mortgage loans held in securitization trusts, at fair value	—	—	813,310	813,310	—	—	1,768,069	1,768,069
Other assets - derivative assets	—	1,373	—	1,373	—	386	—	386
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$777,156	$—	$777,156	$—	$1,708,534	$—	$1,708,534
Other liabilities - derivative liabilities	—	9	—	9	—	37	—	37
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)
Beginning balance	$6,878	$1,768,069	$8,858	$1,872,970
Distributions/paydowns	(2,380)	(78,903)	(2,649)	(76,719)
Sale of investments	—	(28,662)	—	—
Deconsolidation of securitization trust(2)	—	(802,196)	—	—
Equity in earnings	(92)	—	669	—
Unrealized loss in earnings	—	(8,375)	—	(28,182)
Realized loss in earnings	—	(36,623)	—	—
Ending balance	$4,406	$813,310	$6,878	$1,768,069
_________________________________________
(1)For the year ended December 31, 2021, the Company recorded an unrealized loss of $8.4 million related to mortgage loans held in securitization trusts, at fair value and an unrealized gain of $50.3 million related to mortgage obligations issued by securitization trusts, at fair value.
(2)In April 2021, the Company sold its retained investments in the subordinate tranches of one securitization trust. As a results of the sale, the Company deconsolidated one of the securitization trusts. See Note 5, “Real Estate Securities, Available for Sale” for further information.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2021 and December 31, 2020, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of December 31, 2021 and December 31, 2020, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. As of December 31, 2021, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield of 17.5% and a weighted average life of 5.4 years. As of December 31, 2020, the key unobservable inputs included yields ranging from 21.1% to 53.7%, respectively, and a weighted average life of 5.0 years. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the year ended December 31, 2021, the Company recorded a $36.6 million realized loss on mortgage loans held in securitization trusts, at fair value, which is comprised of a $19.5 million loss upon the sale of the Company’s retained interests in the subordinate tranches of one securitization trust. Additionally, the Company recorded a realized loss of $17.1 million related to the sale of two underlying loans held within one of its retained investments in the subordinate tranches of another securitization trust, of which the realized losses were previously included in the Company’s loss projections and therefore no further fair value write downs were required. For the year ended December 31, 2020, the Company did not record a realized gain on mortgage loans held in securitization trusts, at fair value. For the year ended December 31, 2019, the Company recorded a realized gain of $2.8 million on mortgage loans held in securitization trusts, at fair value, which represents the gain upon sale of the Company’s retained interests in the subordinate tranches of one securitization trust. This amount is recorded as realized gain on mortgage loans and obligations held in securitization trusts, net in the consolidated statement of operations.
For the years ended December 31, 2021, 2020 and 2019 the Company recorded a net unrealized gain of $41.9 million, net unrealized loss of $50.5 million and net unrealized gain of $4.1 million, respectively, related to mortgage loans held in securitization trusts, at fair value. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statement of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of December 31, 2021 and December 31, 2020, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	December 31, 2021				December 31, 2020
	Principal Amount	Carrying Value		Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net	$3,500,658	$3,449,009	(2)	$3,464,060	$2,225,856	(2)	$2,183,497	$2,189,006
Financial liabilities:(1)
Securitization bonds payable, net	$1,510,423	$1,500,899		$1,510,423	$840,423		$835,153	$840,423
Mortgage and other notes payable, net	760,816	760,583		760,816	1,025,455		1,022,757	1,025,455
Master repurchase facilities	905,122	905,122		905,122	535,224		535,224	535,224
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $264.9 million and $163.0 million as of December 31, 2021 and December 31, 2020, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2021. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of December 31, 2021, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of December 31, 2021, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following table summarizes assets carried at fair value on a nonrecurring basis as of December 31, 2021 (dollars in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Loans and preferred equity held for investment, net(1)	$—	$—	$38,083	$38,083
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
As of December 31, 2021 and December 31, 2020, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	Non-Designated Hedges
	December 31, 2021	December 31, 2020
Derivative Assets
Foreign exchange contracts	$1,373	$386
Included in other assets	$1,373	$386
Derivative Liabilities
Interest rate contracts	$(9)	$(37)
Included in accrued and other liabilities	$(9)	$(37)
As of December 31, 2021, the Company’s counterparties held $0.1 million in cash collateral.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s interest rate contracts as of December 31, 2021 and December 31, 2020:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)	Range of Maturity Dates
		Non-Designated
December 31, 2021
FX Forward	NOK	190,772	February 2022 - May 2024
Interest Rate Swap	USD	$30,762	April 2022 - July 2023

December 31, 2020
Put Option	NOK	928,000	July 2021
Interest Rate Swap	USD	$109,414	April 2021 - July 2023
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations and of comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Other gain (loss), net
Non-designated foreign exchange contracts	$37,674	$2,979	$1,286
Non-designated interest rate contracts	28	(17,085)	(10,966)
	$37,702	$(14,106)	$(9,680)
Other income
Non-designated foreign exchange contracts	$—	$178	$—
	$—	$178	$—
Accumulated other comprehensive income (loss)
Designated foreign exchange contracts	$(29,927)	$21,764	$15,460
	$(29,927)	$21,764	$15,460
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain (loss), net. During the year ended December 31, 2021, $29.9 million was transferred from accumulated other comprehensive income (loss) to other gain (loss), net relating to foreign exchange contracts that were unwound during the first quarter of 2020. The underlying assets associated with the foreign exchange contracts were included in the Co-Invest Portfolio Sale, and at the closing of such sale the accumulated gains were reversed and subsequently recorded to other gain (loss), net (refer to Note 4, “Investments in Unconsolidated Ventures” for more details on this transaction). During the years ended 2020 and 2019, no gain (loss) was transferred from accumulated other comprehensive income (loss).
During the year ended December 31, 2021, the Company unwound three USD-EUR forward swaps and recognized a realized gain of $6.4 million that was recorded in other gain (loss), net. The swaps were designed to minimize foreign currency cash flow risk on the Company’s European denominated assets included in the Co-Invest Portfolio Sale (refer to Note 4, “Investments in Unconsolidated Ventures” for more details on this transaction). During the year ended December 31, 2021, the Company also unwound two USD-NOK forward swaps and recognized a realized gain of $0.4 million that was recorded in other gain (loss), net.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

met. The Company presents derivative assets and liabilities with the same counterparty on a gross basis on the consolidated balance sheets.
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of December 31, 2021 and December 31, 2020 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Net Amounts of Assets (Liabilities)
December 31, 2021
Derivative Assets
Foreign exchange contracts	$1,373	$1,373
	$1,373	$1,373
Derivative Liabilities
Interest rate contracts	$(9)	$(9)
	$(9)	$(9)

December 31, 2020
Derivative Assets
Foreign exchange contracts	$386	$386
	$386	$386
Derivative Liabilities
Interest rate contracts	$(37)	$(37)
	$(37)	$(37)
The Company did not offset any of its derivatives positions as of December 31, 2021 and December 31, 2020.

16.    Income Taxes
The Company is subject to income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local non-U.S. jurisdictions, primarily in Europe. The Company’s current primary sources of income subject to tax are income from its hotel investments, certain PE Investments, and real estate and loan investments in Europe.
The following table provides a summary of the Company’s tax provisions (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$(9,306)	$13,125	$(6,316)
State and local	3,347	(1,730)	(1,824)
Foreign	(402)	(669)	316
Total current tax benefit (expense)	(6,361)	10,726	(7,824)
Deferred
Federal	(383)	(808)	2,226
Foreign	468	980	2,426
Total deferred tax benefit (expense)	85	172	4,652
Total income tax benefit (expense)	$(6,276)	$10,898	$(3,172)
Deferred Income Tax Assets and Liabilities
Deferred tax asset is included in other assets while deferred tax liability is included in accrued and other liabilities on the consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred tax assets and deferred tax liabilities arising from temporary differences are as follows (dollars in thousands):

	December 31,
	2021	2020
Deferred tax assets
Basis difference - investment in partnerships	$7,583	$27,394
Disallowed interest expense carry forwards	524	524
Lease liability—corporate offices	1,061	—
Equity-based compensation	8	—
Net operating and capital loss carry forwards(1)	6,253	3,249
Other	—	—
Gross deferred tax asset	15,429	31,167
Valuation allowance	(12,772)	(29,212)
Deferred tax assets, net of valuation allowance	$2,657	$1,955

Deferred tax liabilities
Basis difference - real estate	(29,896)	(31,282)
Real estate, leases and related intangible liabilities	(115)	—
ROU lease asset—corporate offices	(1,061)	—
Other	(157)	(201)
Gross deferred tax liabilities	(31,229)	(31,483)
Net deferred tax liability	$(28,572)	$(29,528)
_________________________________________
(1)    As of December 31, 2021 and 2020, deferred tax asset was recognized on net operating losses of $8.2 million and $6.9 million, respectively. Net operating losses attributable to U.S. federal and state income taxes, where applicable, generally begin to expire in 2034, or can be carried forward indefinitely.
Effective Income Tax
The Company’s income tax expense varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation of the statutory U.S. income tax to the Company’s effective income tax is presented as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Pre-tax income (loss) attributable to taxable entities	$22,077	$(15,652)	$(1,316)
Federal tax expense (benefit) at statutory tax rate (21%)	4,636	(3,287)	(276)
State and local taxes, net of federal income tax expense (benefit)	81	34	71
Permanent adjustments	—	(116)	10
Adjustments for foreclosure property	479	1,030	2,840
Foreign income tax differential	(4)	(172)	(1,328)
Foreign income tax rate change	—	—	(1,383)
Return to provision	(1)	1,364	(273)
Valuation allowance, net	1,365	(6,095)	2,402
Tax rate benefit of capital loss carryback	—	(3,058)	—
Other	(280)	(598)	1,109
Income tax (benefit) expense	$6,276	$(10,898)	$3,172

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Examinations and Uncertainty in Income Tax
The Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2018. There were no material uncertain tax positions as of December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, the Company has not recognized any interest or penalties related to uncertain tax positions.
17. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2021, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans and preferred equity held for investment was $264.9 million for senior loans. At December 31, 2020, total unfunded lending commitments for loans and preferred equity held for investment was $136.0 million for senior loans, $13.3 million for securitized loans and $13.7 million for mezzanine loans. At December 31, 2020, total unfunded commitments for equity method investments was $25.1 million.
Ground Lease Obligation
The Company’s operating leases are ground leases acquired with real estate.
At December 31, 2021 and 2020 and the weighted average remaining lease term was 13.9 years and 14.3 years for ground leases, respectively.
The following table presents ground lease expense, included in property operating expense, for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease expense:
Minimum lease expense	$3,057	$3,194	$3,134
Variable lease expense	—	—	—
	$3,057	$3,194	$3,134
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of December 31, 2021 (dollars in thousands):

2022	$3,099
2023	3,110
2024	2,213
2025	2,148
2026	2,073
2027 and thereafter	17,254
Total lease payments	29,897
Less: Present value discount	9,654
Operating lease liability (Note 8)	$20,243

BRIGHTSPIRE CAPITAL, INC.
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
At December 31, 2021, the remaining lease term was 6.8 years for the New York office lease.
For the year ended December 31, 2021, the following table summarizes lease expense, included in administrative expense (dollars in thousands):

Year Ended December 31, 2021
Corporate Office
Operating lease expense:
Fixed lease expense	$532
$532
The operating lease liability for the office lease was determined using a weighted average discount rate of 2.36%. As of December 31, 2021, the Company’s future operating lease commitments for the corporate office was as follows (dollars in thousands):

Corporate Offices
2022	$798
2023	798
2024	798
2025	798
2026	798
2027 and thereafter	1,397
Total lease payments	5,387
Less: Present value discount	$412
Operating lease liability (Note 8)	$4,975
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of December 31, 2021, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Internalization
During the second quarter of 2021, the Company finalized the internalization with its Manager. The Company entered into the Termination Agreement with its Manager pursuant to which the Management Agreement terminated effective April 30, 2021,

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the Company will no longer pay base management fees or incentive fees with respect to any period thereafter and made a one-time cash payment of $102.3 million to the Manager.
Employment contracts
At March 31, 2021, the Company did not employ any personnel. Instead, the Company relied on the resources of its Manager and affiliates to conduct the Company’s operations. On April 30, 2021, the Company entered into employment agreements with the Company’s Chief Executive Officer and certain of the Company’s senior management team, and in accordance with the terms of the Termination Agreement, the Company extended offers of employment to certain employees that had contributed substantially to the Company’s investment, underwriting, portfolio and asset management, loan servicing, financial reporting, treasury, legal, tax, credit, risk and compliance responsibilities employment, which have been accepted.
18. Segment Reporting
From the third quarter of 2019 until the first quarter of 2021, the Company conducted its business through the following two portfolios and accompanying operating segments: the Core Portfolio, which consisted of the loan portfolio, CRE debt securities, net leased real estate and corporate; and the Legacy, Non-Strategic Portfolio segment, which consisted of direct investments in operating real estate, private equity investments, certain retail and other loans, as well as corporate-level asset management and other fees. During that period, the Company resolved 56 investments in the Legacy, Non-Strategic Portfolio and the remaining Legacy, Non-Strategic Portfolio net asset value represented less than 1% of the total net book value at the end of 2020. As such, the Company dissolved the separate segment reporting of the Legacy, Non-Strategic Portfolio segment as of the beginning of the first quarter of 2021.
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
•CRE Debt Securities—investments currently consisting of BBB and some BB rated CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool), or CRE CLOs (including the junior tranches thereof, collateralized by pools of CRE debt investments). It also includes a sub-portfolio of private equity funds.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present segment reporting for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Year Ended December 31, 2021
Net interest income (expense)	$117,628	$6,149	$—	$(4,267)	$119,510
Property and other income	1,013	157	102,724	1,073	104,967
Management fee expense	—	—	—	(9,596)	(9,596)
Property operating expense	—	—	(30,286)	—	(30,286)
Transaction, investment and servicing expense	(2,663)	(171)	(290)	(1,432)	(4,556)
Interest expense on real estate	—	—	(32,278)	—	(32,278)
Depreciation and amortization	—	—	(36,162)	(237)	(36,399)
Reversal of loan losses	1,432	—	—	—	1,432
Administrative expense	(650)	(1,336)	(133)	(47,892)	(50,011)
Restructuring charges	—	—	—	(109,321)	(109,321)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	41,904	—	—	41,904
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(36,623)	—	—	(36,623)
Other gain, net	55,797	341	11,170	6,759	74,067
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	172,557	10,421	14,745	(164,913)	32,810
Equity in earnings (loss) of unconsolidated ventures	(130,895)	(220)	—	—	(131,115)
Income tax benefit (expense)	(6,148)	(194)	66	—	(6,276)
Net income (loss)	$35,514	$10,007	$14,811	$(164,913)	$(104,581)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Year Ended December 31, 2020
Net interest income (expense)	$100,591	$10,488	$15	$(8,777)	$102,317
Property and other income	108	374	175,994	397	176,873
Management fee expense	—	—	—	(29,739)	(29,739)
Property operating expense	—	—	(64,987)	—	(64,987)
Transaction, investment and servicing expense	(3,738)	(376)	(781)	(5,080)	(9,975)
Interest expense on real estate	—	—	(48,860)	—	(48,860)
Depreciation and amortization	—	—	(59,766)	—	(59,766)
Provision for loan losses	(78,561)	—	—	—	(78,561)
Impairment of operating real estate	—	—	(42,814)	—	(42,814)
Administrative expense	(894)	(1,547)	(380)	(23,730)	(26,551)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(52,086)	—	1,565	(50,521)
Other gain (loss), net	(36,971)	(91,817)	10,163	(100)	(118,725)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(19,465)	(134,964)	(31,416)	(65,464)	(251,309)
Equity in earnings (loss) of unconsolidated ventures	(136,386)	1,213	—	—	(135,173)
Income tax benefit (expense)	(587)	10,187	1,298	—	10,898
Net income (loss)	$(156,438)	$(123,564)	$(30,118)	$(65,464)	$(375,584)
_________________________________________
(1)Includes losses incurred from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the year ended December 31, 2020, $1.6 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased Real Estate	Corporate(1)	Total
Year Ended December 31, 2019
Net interest income (expense)	$92,057	$20,967	$(696)	$(14,650)	$97,678
Property and other income	744	429	254,611	504	256,288
Management fee expense	—	—	—	(42,390)	(42,390)
Property operating expense	—	—	(112,801)	—	(112,801)
Transaction, investment and servicing expense	(3,320)	(329)	(2,091)	(1,451)	(7,191)
Interest expense on real estate	—	—	(55,415)	—	(55,415)
Depreciation and amortization	—	—	(103,220)	—	(103,220)
Provision for loan losses	(220,572)	—	—	—	(220,572)
Impairment of operating real estate	—	—	(282,749)	—	(282,749)
Administrative expense	(1,188)	(1,214)	(474)	(29,060)	(31,936)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	5,126	—	(1,036)	4,090
Realized gain on mortgage loans and obligations held in securitization trusts, net	—	48	—	2,724	2,772
Other gain (loss), net	20	(12,184)	11,192	—	(972)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(132,259)	12,843	(291,643)	(85,359)	(496,418)
Equity in earnings (losses) of unconsolidated ventures	37,247	(305)	—	—	36,942
Income tax benefit (expense)	152	(2,061)	(881)	(382)	(3,172)
Net income (loss)	$(94,860)	$10,477	$(292,524)	$(85,741)	$(462,648)
_________________________________________
(1)Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the year ended December 31, 2019, $1.7 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Corporate column.
The following table presents total assets by segment as of December 31, 2021 and December 31, 2020 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity(1)	CRE Debt Securities(2)	Net Leased and Other Real Estate	Corporate(3)	Total
December 31, 2021	$3,589,325	$840,215	$963,369	$245,460	$5,638,369
December 31, 2020	1,929,937	1,720,624	1,261,137	1,300,239	6,211,937
_________________________________________
(1)Includes investments in unconsolidated ventures totaling $16.2 million and $366.5 million as of December 31, 2021 and December 31, 2020, respectively.
(2)Includes PE Investments totaling $4.4 million and $6.9 million as of December 31, 2021 and December 31, 2020, respectively.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Total income by geography:
United States	$201,344	$318,886	$539,094
Europe	(7,038)	(27,874)	49,476
Other	—	—	32
Total(1)	$194,306	$291,012	$588,602

	December 31, 2021	December 31, 2020
Long-lived assets by geography:
United States	$553,368	$600,767
Europe	294,824	314,190
Total(2)	$848,192	$914,957
_________________________________________
(1)Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.
(2)Long-lived assets are comprised of real estate and real estate related intangible assets, and excludes financial instruments and assets held for sale.
19. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2021, 2020 and 2019 consist of the following (dollars in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(104,581)	$(375,584)	$(462,648)
Net loss attributable to noncontrolling interests:
Investment Entities	1,732	13,924	38,208
Operating Partnership	1,803	8,361	9,928
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(101,046)	$(353,299)	$(414,512)

Numerator:
Net loss allocated to participating securities (non-vested shares)	$—	$(322)	$(2,187)
Net loss attributable to common stockholders	$(101,046)	$(353,621)	$(416,699)

Denominator:
Weighted average shares outstanding(1)	128,496	128,548	128,391

Net loss per common share - basic and diluted	$(0.79)	$(2.75)	$(3.25)
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 1,482,094 and 885,070 restricted stock awards as of December 31, 2021 and 2020 net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per common share.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Restructuring Charges
In April 2021, the Company entered into the Termination Agreement with its Manager pursuant to which the Company internalized its management function and made a one-time cash payment of $102.3 million to the Manager. The Company will no longer pay base management fees or incentive fees with respect to any period after April 30, 2021. The Company incurred $109.3 million of restructuring costs for the year ended December 31, 2021, which were paid by the Company in the second quarter of 2021. The additional restructuring costs of $7.0 million consist primarily of fees paid for legal and investment banking advisory services. Refer to Note 1, “Business and Organization,” for further detail.
21. Subsequent Events
Dividends
In January 2022, the Company paid a quarterly cash dividend of $0.18 per share of Class A common stock for the quarter ending December 31, 2021, to stockholders of record on December 31, 2021.
Loan Originations
Subsequent to December 31, 2021, the Company funded six senior mortgage loans with a total commitment of $274.9 million. The average initial funded amount was $39.9 million and had a weighted average spread of 3.55% plus SOFR. The Company also funded one mezzanine loan with a total commitment of $28.2 million and an initial funded amount of $7.4 million. The mezzanine loan has a fixed interest rate of 12.00%.
Loan Repayments
In January 2022, the Company received a $36.7 million repayment on one senior loan collateralized by a student housing property, which was approximately $1.3 million less than the unpaid principal balance. During the fourth quarter of 2021, the Company recorded a $1.3 million provision for loan losses on the loan based on the expected repayment projections.
Investment Sales
In January 2022, the Company sold one net leased real estate property for total gross proceeds of $19.6 million. In connection with the sale, the Company repaid $11.9 million of financing and incurred $1.0 million of selling costs. The Company received $6.7 million of net proceeds and will recognize a net gain of approximately $5.7 million.
Master Repurchase Facilities
In January 2022, the Company amended five of its Master Repurchase Facilities to reduce the minimum tangible net worth covenant requirement from $1.35 billion to $1.11 billion. Additionally, the Company amended four of its Master Repurchase Facilities to expand the eligibility criteria to allow for loans indexed to SOFR, and to allow for borrowings under those facilities indexed to SOFR. Refer to Note 9, “Debt” for further discussion.
Bank Credit Facility
In January 2022, the Company amended its Bank Credit Facility to reduce the aggregate amount of lender commitments from $300 million to $165 million. Refer to Note 9, “Debt” for further discussion.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(Dollars in Thousands)

			Initial Cost			Gross Amount Carried at December 31, 2021 (1)
Property Description / Location	Number of Properties	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (1)(2)	Land	Building and Improvements	Total	Accumulated Depreciation (3)	Total	Date of Acquisition (4)	Life on Which Depreciation is Computed
Industrial-Arizona	1	$77,864	$14,494	$59,991	$78	$14,494	$60,069	$74,563	$6,444	$68,119	2018	31 years
Industrial-California	1	122,136	32,552	148,911	79	32,552	148,990	181,542	17,041	164,501	2018	28 years
Office-Colorado	1	30,639	2,359	41,410	6,906	2,359	48,316	50,675	7,737	42,938	2017	40 years
Office-Indiana	1	23,117	3,773	26,916	5,188	3,772	32,104	35,876	5,278	30,598	2017	40 years
Office-Missouri	1	105,090	22,079	131,292	(43,421)	14,725	95,225	109,950	17,108	92,842	2018	39 years
Office-Norway	1	181,504	55,054	277,439	(26,604)	54,214	251,676	305,890	27,546	278,344	2018	37 years
Office-Pennsylvania	1	72,359	12,480	130,942	(53,712)	7,675	82,035	89,710	12,354	77,356	2018	40 years
Retail-Illinois	1	4,201	—	7,338	(3,578)	—	3,760	3,760	724	3,036	2017	40 years
Retail-Indiana	1	3,282	—	5,171	(1,769)	—	3,402	3,402	564	2,838	2017	40 years
Retail-Kansas	1	5,219	1,048	7,023	(3,770)	535	3,766	4,301	803	3,498	2017	40 years
Retail-Maine	1	908	—	6,317	(3,953)	—	2,364	2,364	580	1,784	2017	40 years
Retail-Massachusetts	2	8,005	—	12,254	(5,939)	—	6,315	6,315	1,232	5,083	2017	40 years
Retail-New Hampshire	2	15,484	1,495	21,488	(11,097)	915	10,971	11,886	2,280	9,606	2017	40 years
Retail-New York	1	3,764	—	6,372	(3,074)	—	3,298	3,298	630	2,668	2017	40 years
Total operating real estate, net	16	$653,572	$145,334	$882,864	$(144,666)	$131,241	$752,291	$883,532	$100,321	$783,211
_________________________________________
(1)The aggregate gross cost of total real estate assets for federal income tax purposes is $1.1 billion as of December 31, 2021.
(2)Gross amount carried is shown net of impairment and net of the effect of changes in foreign exchange rates.
(3)Depreciation is calculated using a useful life of 1 to 40 years for buildings and improvements.
(4)Properties consolidated upon the Combination reflect an acquisition date of February 1, 2018, the effective date of consolidation.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2021
(Dollars in Thousands)
Changes in the Company’s operating real estate portfolio gross of accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Balance at January 1	$921,413	$1,594,870	$2,017,252
Real estate acquired in the Combination	—	—	—
Property acquisitions(1)	—	—	120,139
Improvements and capitalized costs	2,691	7,701	23,406
Impairment	—	—	(265,312)
Dispositions	—	(368,065)	(103,242)
Effect of changes in foreign exchange rates	(9,516)	8,765	(3,991)
Balance at December 31	$914,588	$1,243,271	$1,788,252
Classified as held for investment, net(2)	—	31,056	—
Classified as held for sale, net(3)	(31,056)	(352,914)	(193,382)
Balance at December 31, held for investment	$883,532	$921,413	$1,594,870
_________________________________________
(1)    Includes REO foreclosures of $120.1 million for the fiscal year ended 2019
(2)    Represents one property classified as held for sale at December 31, 2019 and transferred to held for investment, net during the year ended December 31, 2020.
(3)    Amounts classified as held for sale during the year and remain as held for sale at the end of the year.
Changes in accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Balance at January 1	$82,156	$110,074	$57,562
Depreciation expense	25,761	41,691	72,926
Dispositions	—	(34,090)	(5,368)
Effect of changes in foreign exchange rates	(1,224)	873	(228)
Balance at December 31	$106,693	$118,548	$124,892
Classified as held for investment(1)	—	2,608	—
Classified as held for sale(2)	(6,372)	(39,000)	(14,818)
Balance at December 31, held for investment	$100,321	$82,156	$110,074
_________________________________________
(1)    Amounts classified as held for investment during the year and remain as held for investment at the end of the year.
(2)    Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2021
(Dollars in Thousands)

Loan Type / Collateral / Location (1)	Number of Loans	Interest Rate Range (2)	Maturity Date Range (3)	Periodic Payment Terms (4)	Prior Liens (5)	Unpaid Principal Amount	Carrying Value (6)(7)	Principal Amount Subject to Delinquent Principal or Interest (8)
First mortgage:
Hotel-California, USA	1	5.25%	November 2024	I/O	$—	$184,953	$184,953	$—
Hotel-California, USA	1	5.00%	July 2023	I/O	—	120,000	119,608	—
Office-California, USA	1	4.40%	December 2022	I/O	—	120,000	120,000	—
Office-Connecticut, USA	1	5.65%	June 2023	I/O	—	120,105	119,583	—
Office-Various, USA	28	3.40% - 5.90%	February 2022 to December 2024	Both	—	1,001,238	996,651	—
Multifamily-California, USA	1	6.80%	June 2022	I/O	—	106,691	106,679	—
Multifamily-California, USA	1	5.35%	July 2022	I/O	—	183,501	183,713	—
Multifamily -Various, USA	55	3.00% - 5.50%	February 2022 to January 2025	I/O	—	1,454,381	1,444,642	—
Hotel-Various, USA - First mortgage	2	4.75% - 5.00%	February 2022 - February 2024	Both	—	92,153	92,153	—
	91				—	3,383,022	3,367,982	—
Subordinated mortgage and mezzanine:
Hotel-Various, USA	2	11.50%- 11.50%	March 2022 - July 2023	Both	179,490	41,040	41,160	—
Multifamily -Various, USA	3	9.45% - 13.00%	July 2022 - August 2024	Both	117,922	76,596	76,465	—
	5				297,412	117,636	117,625	—

Total Loans Gross	96				$297,412	$3,500,658	$3,485,607	$—
Allowance for Loan Losses							(36,598)
Carrying value, net							$3,449,009
_________________________________________
(1)Loans with carrying values that are individually less than 3% of the total carrying value have been aggregated according to collateral type and location.
(2)Variable rate loans are determined based on the applicable index in effect as of December 31, 2021.
(3)Represents contractual maturity that does not contemplate exercise of extension option.
(4)Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity.
(5)Prior liens represent loan amounts owned by third parties that are senior to the Company’s mezzanine or preferred equity positions and are approximate.
(6)Carrying amounts as of December 31, 2021 are presented gross of the Company’s allowance for loan losses of $36.6 million.
(7)The aggregate cost of loans and preferred equity held for investment is approximately $3.5 billion for federal tax purposes as of December 31, 2021.
(8)Represents principal balance of loans which are 90 days or more past due as to principal or interest.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
December 31, 2021
(Dollars in Thousands)
Activity in mortgage loans on real estate is summarized below:

	Year Ended December 31,
	2021	2020	2019
Balance at January 1	$2,183,497	$2,563,884	$2,005,497
Acquisitions/originations/additional funding(1)	1,758,090	296,648	1,337,583
Loan maturities/principal repayments(2)	(501,007)	(463,729)	(444,736)
Foreclosure of loans held for investment	—	—	(174,048)
Discount accretion/premium amortization	6,706	7,668	6,293
Capitalized interest	1,130	(1,049)	12,190
Provision for loan losses	593	(85,744)	(220,572)
Charge-off	—	41,036	46,693
Effect of CECL adoption	—	(20,847)	—
Transfer to loans held for sale	—	(154,370)	(5,016)
Balance at December 31	$3,449,009	$2,183,497	$2,563,884
_________________________________________
(1)    Excludes origination of a corporate term loan with an unpaid principal amount of $12.6 million and carrying value of $12.4 million as of December 31, 2019, that is not related to real estate.
(2)    Excludes repayment of a senior loan during the year ended December 31, 2019 with a principal amount of $12.6 million and carrying value of $12.4 million that is not related to real estate.

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

3.2	Fourth Amended and Restated Bylaws of BrightSpire Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 24, 2021)
4.1*	Description of the Registrant’s Securities
10.1
Second Amended and Restated Limited Liability Company Agreement of BrightSpire Capital Operating Company, LLC dated as of June 24, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 24, 2021)

10.2
Amended and Restated Stockholders Agreement, dated April 30, 2021, by and between Colony Credit Real Estate, Inc. and Capital Operating Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 3, 2021)

10.3
Registration Rights Agreement, dated as of January 31, 2018, by and among Colony NorthStar Credit Real Estate, Inc., Colony Capital Operating Company, LLC and NRF RED REIT Corp. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.4
Credit Agreement, dated as of February 1, 2018, by and among Credit RE Operating Company, LLC, the other Subsidiary Borrowers from time to time parties thereto, the Several Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.5
First Amendment, dated as of November 19, 2018, to the Credit Agreement dated as of February 1, 2018 by and among Credit RE Operating Company LLC, the Subsidiary Borrowers from time to time parties thereto, the several Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on March 01, 2019)

10.6
Second Amendment, dated as of December 17, 2018, to the Credit Agreement dated as of February 1, 2018 by and among Credit RE Operating Company LLC, the Subsidiary Borrowers from time to time parties thereto, the several Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on March 01, 2019)

10.7
Third Amendment and Waiver, dated as of May 6, 2020, to Credit Agreement, dated as of February 1, 2018, among Credit RE Operating Company, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020

10.8
Fourth Amendment dated as of April 5, 2021, among Credit RE Operating Company, LLC, the several lenders from time to time parties thereto and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 7, 2021)

10.9
Amended and Restated Credit Agreement, dated as of January 28, 2022, by and among BrightSpire Capital Operating Company, LLC, as a borrower, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No.001-38377) filed on January 31, 2022)

10.10†
Form of Indemnification Agreement, between Colony NorthStar Credit Real Estate, Inc. and the Officers and Directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.11†
Colony NorthStar Credit Real Estate, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-222812) filed on February 1, 2018)

10.12†	Form of Restricted Stock Agreement to the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018)
10.13
Master Repurchase Agreement, dated as of April 26, 2018, by and among Barclays Bank PLC, CLNC Credit 7, LLC and the other sellers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

10.14
First Amendment to Master Repurchase Agreement, dated as of January 22, 2021, by and among Barclays Bank PLC, CLNC Credit 7, LLC and the other sellers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on January 25, 2021)

10.15*	Second Amendment to Master Repurchase Agreement, dated as of February 8, 2022, by and between Barclays Bank PLC, and BrightSpire Credit 7, LLC
10.16
Guaranty, made as of April 26, 2018, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

Exhibit Number	Description of Exhibit
10.17
Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.18
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.19*	Third Amendment to Guaranty, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC, and Barclays Bank PLC
10.20
Master Repurchase Agreement, dated as of June 19, 2018, by and between CLNC Credit 6, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 25, 2018)

10.21
First Amendment to Master Repurchase Agreement, dated as of June 16, 2020, by and between CLNC Credit 6, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (No. 001-38377) filed on June 19, 2020)

10.22
Second Amendment to Master Repurchase Agreement and other Transaction Documents, dated as of April 14, 2021, by and between CLNC Credit 6, LLC, Credit RE Operating Company, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)**

10.23
Guaranty, dated as of June 19, 2018, by Credit RE Operating Company, LLC, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 25, 2018)

10.24
Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.25
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.26*	Third Amendment to Guaranty, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC, and Goldman Sachs Bank USA
10.27
Reaffirmation of Guarantor, dated as of June 16, 2020, by Credit RE Operating Company, LLC, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (No. 001-38377) filed on June 19, 2020)

10.28
Reaffirmation of Guarantor, dated as of April 14, 2021, by Credit RE Operating Company, LLC, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.29
Master Repurchase and Securities Contract, dated as of November 2, 2018, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on November 7, 2018)

10.30
Amendment No. 1 to Master Repurchase and Securities Contract, dated as of November 1, 2019, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) filed on May 6, 2021)

10.31
Amendment No. 2 to Master Repurchase and Securities Contract, dated as of May 4, 2021, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377 filed on May 6, 2021)

10.32*
Amendment No. 3 to Master Repurchase and Securities Contract, dated as of February 17, 2022, by and between BrightSpire Credit 8, LLC (f/k/a CLNC Credit 8, LLC) and Wells Fargo Bank, National Association

10.33
Guarantee Agreement, dated as of November 2, 2018, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (No. 001-38377) filed on November 7, 2018)

10.34
Amendment to Guarantee Agreement, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.35
Second Amendment to Guarantee, dated as of April 13, 2021, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.36*	Third Amendment to Guarantee, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Wells Fargo Bank, National Association
10.37
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

Exhibit Number	Description of Exhibit
10.38
First Omnibus Amendment, dated as of February 14, 2020, to the Second Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of April 23, 2019, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.39
Amended and Restated Guaranty Agreement, made as of April 20, 2018, by Credit RE Operating Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.40
Ratification, Reaffirmation and Confirmation of Transaction Documents, dated as of April 23, 2019, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 26, 2019)

10.41
Third Omnibus Amendment to Transaction Documents, dated as of May 7, 2020, by and between Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.42
Fourth Omnibus Amendment to Transaction Documents, dated as of February 22, 2021, by and between MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC and CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K (001-38377) filed on February 25, 2021)

10.43
Fifth Omnibus Amendment, dated as of April 14, 2021, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.44
Sixth Omnibus Amendment, dated as of April 20, 2021, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) filed on May 6, 2021)**

10.45*	Sixth Omnibus Amendment to Transaction Documents, dated as of January 24, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley, N.A.
10.46*	Seventh Omnibus Amendment to Transaction Documents, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley Bank, N.A.
10.47
Amended and Restated Master Repurchase Agreement, dated as of April 26, 2019, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 1, 2019)

10.48
First Amendment to Amended and Restated Master Repurchase Agreement, dated as of April 14, 2021, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC, Credit RE Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.49
Second Amendment to Amended and Restated Master Repurchase Agreement, dated as of August 24, 2021, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC, BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on November 3, 2021)

10.50
Guaranty, made as of April 23, 2018, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.51
Omnibus Amendment to Other Transaction Documents and Reaffirmation of Guaranty, dated as of April 26, 2019, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC, Credit RE Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 1, 2019)

10.52
First Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.53
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.54*	Third Amendment to Guaranty, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC, and Citibank, N.A.
10.55
Indenture, dated as of October 22, 2019, by and among CLNC 2019-FL1, Ltd., as Issuer, CLNC 2019-FL1, LLC, as Co-Issuer, CLNC Advancing Agent, LLC, as Advancing Agent, U.S. Bank National Association, as Trustee, Note Administrator and Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (No. 001-38377) filed on October 25, 2019)

Exhibit Number	Description of Exhibit
10.56
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

10.57†
Amended and Restated Management Agreement, dated as of November 6, 2019, by and among Colony Credit Real Estate, Inc., Credit RE Operating Company, LLC and CLNC Manager, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on November 08, 2019)

10.58
Termination Agreement, dated April 4, 2021, by and among Colony Credit Real Estate, Inc., Credit RE Operating Company, LLC, CLNC Manager, LLC, and solely for the purposes of Section 8.15 thereof, Colony Capital Investment Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 5, 2021)

10.59†
Employment Agreement by and between Michael Mazzei and CLNC US, LLC, as amended April 30, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 3, 2021)

10.60†	Form of Executive Employment Letter (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 3, 2021)
21.1*	List of Significant Subsidiaries of BrightSpire Capital, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BRIGHTSPIRE CAPITAL, INC.

Date:	February 22, 2022	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer

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

SIGNATURE	TITLE	DATE

/s/ Michael J. Mazzei	Chief Executive Officer and Director	February 22, 2022
Michael J. Mazzei	(Principal Executive Officer)

/s/ Frank V. Saracino	Chief Financial Officer	February 22, 2022
Frank V. Saracino	(Principal Financial Officer and Principal Accounting Officer)

/s/ Catherine D. Rice	Director	February 22, 2022
Catherine D. Rice

/s/ Kim S. Diamond	Director	February 22, 2022
Kim S. Diamond

/s/ Catherine F. Long	Director	February 22, 2022
Catherine F. Long

/s/ Vernon B. Schwartz	Director	February 22, 2022
Vernon B. Schwartz

/s/ John E. Westerfield	Director	February 22, 2022
John E. Westerfield

/s/ Winston W. Wilson	Director	February 22, 2022
Winston W. Wilson