Form 10-Q
period 2022-03-31
BrightSpire Capital, Inc.
filed 2022-05-05
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 5, 2022, BrightSpire Capital, Inc. had 131,083,848 shares of Class A common stock, par value $0.01 per share, outstanding

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
•rising interest rates may adversely impact the value of our fixed-rate investments, result in higher interest expense and in disruptions to our borrowers’ and tenants’ ability to finance their activities, on whom we depend for a substantial portion of our revenue; deterioration in the performance of the properties securing our investments (including depletion of interest and other reserves or payment-in-kind concessions in lieu of current interest payment obligations) that may cause deterioration in the performance of our investments and, potentially, principal losses to us;
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
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, the section entitled “Risk Factors” in this Form 10-Q for the quarter ended March 31, 2022 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$246,070	$259,722
Restricted cash	84,492	86,841
Loans held for investment	3,759,873	3,485,607
Current expected credit loss reserve	(34,004)	(36,598)
Loans held for investment, net	3,725,869	3,449,009
Real estate, net	781,629	783,211
Investments in unconsolidated ventures ($4,406 and $4,406 at fair value, respectively)	20,615	20,591
Receivables, net	60,131	54,499
Deferred leasing costs and intangible assets, net	62,697	64,981
Assets held for sale	—	44,345
Other assets	64,531	61,860
Mortgage loans held in securitization trusts, at fair value	754,579	813,310
Total assets	$5,800,613	$5,638,369
Liabilities
Securitization bonds payable, net	$1,461,340	$1,500,899
Mortgage and other notes payable, net	719,801	760,583
Credit facilities	1,199,789	905,122
Accrued and other liabilities	103,931	99,814
Intangible liabilities, net	5,878	6,224
Escrow deposits payable	70,004	73,344
Dividends payable	25,525	23,912
Mortgage obligations issued by securitization trusts, at fair value	718,425	777,156
Total liabilities	4,304,693	4,147,054
Commitments and contingencies (Note 16)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 129,633,136 and 129,769,365 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,296	1,298
Additional paid-in capital	2,856,635	2,855,766
Accumulated deficit	(1,407,495)	(1,410,562)
Accumulated other comprehensive income	9,446	8,786
Total stockholders’ equity	1,459,882	1,455,288
Noncontrolling interests in investment entities	1,384	1,472
Noncontrolling interests in the Operating Partnership	34,654	34,555
Total equity	1,495,920	1,491,315
Total liabilities and equity	$5,800,613	$5,638,369

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

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$5,527	$6,720
Restricted cash	10,193	9,658
Loans held for investment, net	1,716,090	1,781,522
Real estate, net	169,728	170,201
Investments in unconsolidated ventures	16,200	16,200
Receivables, net	37,922	12,808
Deferred leasing costs and intangible assets, net	14,036	15,105
Other assets	21,808	21,901
Mortgage loans held in securitization trusts, at fair value	754,579	813,310
Total assets	$2,746,083	$2,847,425
Liabilities
Securitization bonds payable, net	$1,461,340	$1,500,899
Mortgage and other notes payable, net	176,506	177,373
Accrued and other liabilities	7,624	6,768
Intangible liabilities, net	5,878	6,224
Escrow deposits payable	2,476	3,484
Mortgage obligations issued by securitization trusts, at fair value	718,425	777,156
Total liabilities	$2,372,249	$2,471,904

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net interest income
Interest income	$44,570	$34,374
Interest expense	(16,072)	(12,495)
Interest income on mortgage loans held in securitization trusts	9,375	19,689
Interest expense on mortgage obligations issued by securitization trusts	(8,488)	(17,336)
Net interest income	29,385	24,232

Property and other income
Property operating income	24,168	25,722
Other income	276	45
Total property and other income	24,444	25,767

Expenses
Management fee expense	—	7,258
Property operating expense	6,724	8,111
Transaction, investment and servicing expense	1,124	2,288
Interest expense on real estate	7,556	8,633
Depreciation and amortization	8,594	9,539
Increase (decrease) of current expected credit loss reserve	(866)	3,225
Compensation and benefits (including $1,880 and $4,262 of equity-based compensation expense, respectively)	8,225	6,786
Operating expense	4,349	5,809
Restructuring charges	—	109,171
Total expenses	35,706	160,820

Other income
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	8,638
Other gain, net	10,288	8,367
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	28,411	(93,816)
Equity in earnings (loss) of unconsolidated ventures	25	(2,478)
Income tax benefit (expense)	(36)	1,801
Net income (loss)	28,400	(94,493)
Net (income) loss attributable to noncontrolling interests:
Investment entities	(22)	226
Operating Partnership	(654)	1,953
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$27,724	$(92,314)

Net income (loss) per common share - basic and diluted (Note 18)	$0.21	$(0.71)

Weighted average shares of common stock outstanding - basic (Note 18)	128,758	129,781
Weighted average shares of common stock outstanding - diluted (Note 18)	129,745	129,781

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$28,400	$(94,493)
Other comprehensive income (loss)
Unrealized loss on real estate securities, available for sale	—	(200)
Foreign currency translation gain (loss)	676	(8,533)
Total other comprehensive income (loss)	676	(8,733)
Comprehensive income (loss)	29,076	(103,226)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	(22)	1,002
Operating Partnership	(670)	2,168
Comprehensive income (loss) attributable to common stockholders	$28,384	$(100,056)

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interest in the Operating Partnership	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2020	128,565	$1,286	$2,844,023	$(1,234,224)	$54,588	$1,665,673	$253,225	$39,780	$1,958,678
Contributions	—	—	—	—	—	—	1,384	—	1,384
Distributions	—	—	—	—	—	—	(10,794)	—	(10,794)
Issuance and amortization of equity-based compensation	1,420	14	4,248	—	—	4,262	—	—	4,262
Other comprehensive income	—	—	—	—	(7,742)	(7,742)	(776)	(215)	(8,733)
Dividends and distributions declared ($0.10 per share)	—	—	—	(12,988)	—	(12,988)	—	(308)	(13,296)
Shares canceled for tax withholding on vested stock awards	(136)	(2)	(1,307)	—	—	(1,309)	—	—	(1,309)
Reallocation of equity	—	—	521	—	—	521	—	(521)	—
Net loss	—	—	—	(92,314)	—	(92,314)	(226)	(1,953)	(94,493)
Balance as of March 31, 2021	129,849	$1,298	$2,847,485	$(1,339,526)	$46,846	$1,556,103	$242,813	$36,783	$1,835,699

Balance as of December 31, 2021	129,769	$1,298	$2,855,766	$(1,410,562)	$8,786	$1,455,288	$1,472	$34,555	$1,491,315
Distributions	—	—	—	—	—	—	(110)	—	(110)
Issuance and amortization of equity-based compensation	—	—	1,880	—	—	1,880	—	—	1,880
Other comprehensive income	—	—	—	—	660	660	—	16	676
Dividends and distributions declared ($0.19 per share)	—	—	—	(24,657)	—	(24,657)	—	(584)	(25,241)
Shares canceled for tax withholding on vested stock awards	(136)	(2)	(998)	—	—	(1,000)	—	—	(1,000)
Reallocation of equity	—	—	(13)	—	—	(13)	—	13	—
Net income	—	—	—	27,724	—	27,724	22	654	28,400
Balance as of March 31, 2022	129,633	$1,296	$2,856,635	$(1,407,495)	$9,446	$1,459,882	$1,384	$34,654	$1,495,920

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$28,400	$(94,493)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	(25)	2,478
Depreciation and amortization	8,594	9,539
Straight-line rental income	(391)	(1,082)
Amortization of above/below market lease values, net	(42)	182
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(2,999)	(1,490)
Amortization of deferred financing costs	2,327	3,016
Amortization of right-of-use lease assets and operating lease liabilities	99	26
Paid-in-kind interest added to loan principal, net of interest received	2,719	(2,547)
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	—	(8,638)
Realized loss on securities from write-down to fair value	—	990
Realized (gain) loss on sale of real estate securities, available for sale	—	(131)
Realized gain on sale of real estate	(10,632)	(11,911)
Increase (decrease) of current expected credit loss reserve	(866)	3,225
Amortization of equity-based compensation	1,880	4,262
Mortgage notes above/below market value amortization	53	27
Deferred income tax (benefit) expense	(500)	(768)
Other (gain) loss, net	269	1,369
Changes in assets and liabilities:
Receivables, net	2,010	(3,992)
Deferred costs and other assets	472	1,439
Due to related party	—	101,956
Other liabilities	989	(1,797)
Net cash provided by operating activities	32,357	1,660
Cash flows from investing activities:
Acquisition, origination and funding of loans held for investment, net	(498,195)	(432,918)
Repayment on loans held for investment	215,305	41,337
Proceeds from sale of real estate	55,600	332,003
Acquisition of and additions to real estate, related intangibles and leasing commissions	(1,468)	(1,760)
Investments in unconsolidated ventures	—	(1,795)
Distributions in excess of cumulative earnings from unconsolidated ventures	(4)	8,784
Repayment of real estate securities, available for sale, from sales	—	5,079
Repayment of real estate securities, available for sale, from cost recovery	—	118
Repayment of principal in mortgage loans held in securitization trusts	13,300	7,128
Change in escrow deposits	(3,340)	3,690
Net cash used in investing activities	(218,802)	(38,334)
Cash flows from financing activities:
Distributions paid on common stock	(23,934)	—
Shares canceled for tax withholding on vested stock awards	(998)	(1,309)
Borrowings from mortgage notes	—	37
Repayment of mortgage notes	(43,303)	(251,804)
Borrowings from credit facilities	383,334	329,336
Repayment of credit facilities	(88,667)	(76,765)
Repayment of securitization bonds	(40,736)	—
Repayment of mortgage obligations issued by securitization trusts	(13,300)	(7,128)
Payment of deferred financing costs	(2,338)	(1,490)
Contributions from noncontrolling interests	—	1,384
Distributions to noncontrolling interests	(110)	(10,794)
Net cash provided by (used in) financing activities	169,948	(18,533)
Effect of exchange rates on cash, cash equivalents and restricted cash	496	3,520
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,001)	(51,687)
Cash, cash equivalents and restricted cash - beginning of period	346,563	540,030
Cash, cash equivalents and restricted cash - end of period	$330,562	$488,343

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$259,722	$474,817
Restricted cash	86,841	65,213
Total cash, cash equivalents and restricted cash, beginning of period	$346,563	$540,030

End of the period
Cash and cash equivalents	$246,070	$430,312
Restricted cash	84,492	58,031
Total cash, cash equivalents and restricted cash, end of period	$330,562	$488,343

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of non-cash investing and financing activities:
Accrual of distribution payable	$25,525	$13,295
Right-of-use lease assets and operating lease liabilities	3,271	—

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Organization
BrightSpire Capital, Inc. is a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which the Company expects to be its primary investment strategy. Additionally, the Company may selectively originate mezzanine loans and make preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with the Company’s origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. The Company will continue to target net leased equity investments on a selective basis. The Company also currently has investments in CRE debt securities consisting of commercial mortgage-backed securities (“CMBS”) that are “B-pieces” of a CMBS securitization pool.
The Company was organized in the state of Maryland on August 23, 2017 and maintains key offices in New York, New York and Los Angeles, California. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2018. The Company conducts all activities and holds substantially all assets and liabilities through the Company’s operating subsidiary, BrightSpire Capital Operating Company, LLC, (the “OP”). At March 31, 2022, the Company owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned as noncontrolling interests.
Impact of COVID-19
The COVID-19 pandemic has negatively impacted CRE credit REITs across the industry, as well as other companies that own and operate commercial real estate investments. Throughout 2020, continuing into the first quarter of 2022, countries around the world continued to face healthcare and economic challenges arising from the coronavirus, or COVID-19. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, have had a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company’s loans for investment and real estate investments in the hospitality and retail sectors have experienced or anticipate a myriad of challenges, including, but not limited to: significant declines in operating cash flows of the Company’s investments which in turn affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company); flexible lease payment terms sought by tenants; increased property operating costs such as labor and supplies as a result of COVID-19; potential payment defaults on the Company's loans held for investment; and a distressed market affecting real estate values in general. The COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
The volatility in equity and debt markets, and the economic fallout from COVID-19 may affect the valuation of the Company’s financial assets, carried at fair value. The Company’s consideration and assessment of impairment is discussed further in Note 3, “Loans Held for Investment, net,” Note 5, “Real Estate Securities, Available for Sale,” Note 6, “Real Estate, net and Real Estate Held for Sale” and Note 14, “Fair Value.”
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
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Reclassifications
Certain prior period amounts have been reclassified from operating expense to compensation and benefits in the consolidated financial statements to conform to current period presentation. This reclassification did not affect the Company’s financial position, results of operations or cash flows.
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Restructuring Charges
On April 4, 2021, the Company entered into the termination agreement (the “Termination Agreement”) with its former external manager (the “Manager”), a subsidiary of DigitalBridge Group, Inc. (“DigitalBridge”) whereby its management agreement (the “Management Agreement”) terminated on April 30, 2021. The termination of the Management Agreement resulted in a material change in the management structure of the Company, and was accounted for under ASC 420, Exit or disposal cost obligations. The one-time payment made during the three months ended March 31, 2021 to the Manager under the Termination Agreement, and other associated costs, were recorded within restructuring charges on the consolidated statement of operations.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
As of March 31, 2022 and December 31, 2021, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
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
Other consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. At March 31, 2022 and December 31, 2021, the noncontrolling interests in the operating real estate properties represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 31, 2022, the Company held subordinate tranches of a securitization trust in one Investing VIE for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s subordinate tranches of the securitization trust, which represents the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the subordinate tranches of the securitization trust), income and expenses of the Investing VIE are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trust only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trust.
The Company elected the fair value option for the initial recognition of the assets and liabilities of its consolidated Investing VIE. Interest income and interest expense associated with the Investing VIE are presented separately on the consolidated statements of operations, and the assets and liabilities of the Investing VIE are separately presented as “Mortgage loans held in securitization trusts, at fair value” and “Mortgage obligations issued by securitization trusts, at fair value,” respectively, on the consolidated balance sheets. Refer to Note 14, “Fair Value” for further discussion.
The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”), allowing the Company to measure both the financial assets and liabilities of a qualifying collateralized financing entity (“CFE”), such as its Investing VIE, using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. A CFE is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. As the liabilities of the Company’s Investing VIE are marketable securities with observable trade data, their fair value is more observable and is referenced to determine fair value of the assets of its Investing VIE. Refer to Note 14, “Fair Value” for further discussion.
Unconsolidated VIEs
As of March 31, 2022 and December 31, 2021, the Company identified unconsolidated VIEs related to its CRE debt investments. Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of March 31, 2022 or December 31, 2021.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Maximum Exposure to Loss	Carrying Value	Maximum Exposure to Loss
Investments in unconsolidated ventures	$16,200	$16,200	$16,200	$16,200
Total assets	$16,200	$16,200	$16,200	$16,200
The Company did not provide financial support to the unconsolidated VIEs during the three months ended March 31, 2022 and the fiscal year ended December 31, 2021. As of March 31, 2022 and December 31, 2021, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of investments in unconsolidated ventures was determined as the carrying value plus any future funding commitments. Refer to Note 16, “Commitments and Contingencies” for further discussion.
Noncontrolling Interests
Noncontrolling Interests in Investment Entities—This represents interests in consolidated investment entities held by third party joint venture partners.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
measuring the change in the party’s capital account from the beginning of the period in question to the end of period, adjusting for effects of distributions and new investments.
Noncontrolling Interests in the Operating Partnership—This represents membership interests in the OP which were held by an affiliate of DigitalBridge through February 2022, after which such entity was sold to an unaffiliated third party. Noncontrolling interests in the OP are allocated a share of net income or loss in the OP based on their weighted average ownership interest in the OP during the period. Noncontrolling interests in the OP have the right to require the OP to redeem part or all of the membership units in the OP for cash based on the market value of an equivalent number of shares of Class A common stock at the time of redemption, or at the Company’s election as managing member of the OP, through the issuance of shares of Class A common stock on a one-for-one basis. At the end of each reporting period, noncontrolling interests in the OP is adjusted to reflect their ownership percentage in the OP at the end of the period, through a reallocation between controlling and noncontrolling interests in the OP, as applicable.
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
The Company has elected the fair value option for its indirect interests in real estate through real estate private equity funds (“PE Investments”). The Company has also elected the fair value option to account for the eligible financial assets and liabilities of its consolidated Investing VIEs in order to mitigate potential accounting mismatches between the carrying value of the instruments and the related assets and liabilities to be consolidated. The Company has adopted the measurement alternative allowing the Company to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Asset Acquisitions—For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to the acquisition of assets are included in the cost basis of the assets acquired. Such valuations require management to make significant estimates and assumptions.
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
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at March 31, 2022 or December 31, 2021. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Loans Held for Sale
Loans that the Company intends to sell or liquidate in the foreseeable future are classified as held for sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to CECL reserves. Net deferred loan origination fees and loan purchase premiums or discounts are deferred and capitalized as part of the carrying value of the held for sale loan until the loan is sold, therefore included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost.
At March 31, 2022 and December 31, 2021, the Company had no loans classified as held for sale.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Depreciation—Real estate held for investment, other than land, is depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Building (fee interest)	28 to 40 years
Building leasehold interests	Lesser of remaining term of the lease or remaining life of the building
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	1 to 15 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture, fixtures and equipment	2 to 8 years
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
At March 31, 2022, there were no properties held for sale. At December 31, 2021, there were two properties held for sale. See Note 6, “Real Estate, net and Real Estate Held for Sale” and Note 17, “Segment Reporting” for further detail.
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized as current expected credit loss reserves and the cumulative reserve on the loan is charged off. The Company periodically evaluates foreclosed properties for subsequent decrease in fair value, which is recorded as an additional impairment loss. Fair value of foreclosed properties is generally based on third party appraisals, broker price opinions, comparable sales or a combination thereof.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of March 31, 2022, the Company held subordinate tranches of one securitization trust, which represent the Company’s retained interest in a securitization trust that the Company consolidates under U.S. GAAP. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
During the three months ended March 31, 2022 and March 31, 2021, the Company recorded no impairment and $1.0 million of impairment related to its CRE securities, respectively. The impairment loss is included in other gain, net in the Company’s consolidated statements of operations. Refer to Note 5, “Real Estate Securities, Available for Sale” for further discussion.
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
Fair value changes of equity method investments under the fair value option are recorded in earnings from investments in unconsolidated ventures. Fair value changes of other equity investments, including adjustments for observable price changes under the measurement alternative, are recorded in other gain, net.
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
Investments that are other-than-temporarily impaired are written down to their estimated fair value. Impairment loss is recorded in earnings from investments in unconsolidated ventures for equity method investments and in other gain, net for investments under the measurement alternative.
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
Changes in fair value of derivatives not designated as accounting hedges are recorded in the statement of operations in other gain, net.
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
Adverse changes in the timing or amount of cash flows on CRE securities could result in the Company recording an increase in the allowance for credit losses. The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the amortized cost of a CRE security and estimate of cash flows expected to be collected discounted at the effective interest rate used to accrete the CRE security. The allowance for credit losses is recorded as a contra-asset and a reduction in earnings. The allowance for credit losses will be limited to the amount of the unrealized losses on the CRE securities. Any allowance for credit losses in excess of the unrealized losses on the CRE securities are accounted for as a prospective reduction of the effective interest rate. No allowance is recorded for CRE securities in an unrealized gain position. Favorable changes in the discounted cash flow will result in a reduction in the allowance for credit losses, if any. Any reduction

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
in allowance for credit losses is recorded in earnings. If the allowance for credit losses has been reduced to zero, the remaining favorable changes are reflected as a prospective increase to the effective interest rate.
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
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the exchange rate in effect at the balance sheet date and the corresponding results of operations for such entities are remeasured using the average exchange rate in effect during the period. The resulting foreign currency remeasurement adjustments are recorded in other gain, net on the consolidated statements of operations.
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
The compensation expense is adjusted for actual forfeitures upon occurrence. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on its undistributed taxable income. The Company also holds an investment in Europe which is subject to tax in each local jurisdiction.
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
For the three months ended March 31, 2022 and 2021, the Company recorded a de minimis income expense and income tax benefit of $1.8 million, respectively.
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
In measuring the CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 through March 2022 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
For financial instruments assessed outside of the PD/LGD model on an individual basis, including when it is probable that the Company will be unable to collect the full payment of principal and interest on the instrument, the Company applies a discounted cash flow (“DCF”) methodology. For financial instruments where the borrower is experiencing financial difficulty based on the Company’s assessment at the reporting date and the repayment is expected to be provided substantially through the operation or sale of the collateral, the Company may elect to use as a practical expedient to determine the fair value of the collateral at the reporting date when determining the CECL reserve.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In developing the CECL reserve for its loans held for investment, the Company considers the risk ranking of each loan and preferred equity as a key credit quality indicator. The risk rankings are based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, the Company’s loans held for investment are rated “1” through “5,” from less risk to greater risk, and the ratings are updated quarterly. At the time of origination or purchase, loans held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows:
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
The Company has elected to not measure a CECL reserve for accrued interest receivable as it is reversed against interest income when a loan or preferred equity investment is placed on nonaccrual status. Loans and preferred equity investments are charged off when all or a portion of the principal amount is determined to be uncollectible.
Changes in the CECL reserve for the Company’s financial instruments are recorded in increase/decrease in current expected credit loss reserve on the consolidated statement of operations with a corresponding offset to the loans held for investment or as a component of other liabilities for future loan fundings recorded on the Company’s consolidated balance sheets. See Note 3, “Loans Held for Investment, net” for further detail.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Accounting Standards to be adopted
Credit Losses—In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the Troubled Debt Restructuring model for creditors that have adopted Topic 326, CECL. The general loan modification guidance in Subtopic 310-20 will apply to all loan modifications, including modifications for borrowers experiencing financial difficulty. ASU 2022-02 also requires entities within the scope of ASC 326 to provide vintage disclosures which show the gross writeoffs recorded in the current period by origination year. ASU No. 2022-02 is effective in reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact ASU 2022-02 will have on the consolidated financial statements.
3. Loans Held for Investment, net
The following table provides a summary of the Company’s loans held for investment, net (dollars in thousands):

	March 31, 2022				December 31, 2021
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Variable rate
Senior loans	$1,906,808	$1,893,583	4.5%	3.9	$1,576,439	$1,564,940	4.6%	3.7
Securitized loans(2)	1,740,299	1,736,398	4.3%	3.4	1,806,583	1,803,042	4.2%	3.5
Mezzanine loans	12,000	12,120	11.5%	0.4	12,000	12,120	11.5%	0.7
	3,659,107	3,642,101			3,395,022	3,380,102
Fixed rate
Mezzanine loans	117,994	117,772	12.4%	2.9	105,636	105,505	12.4%	3.0
	117,994	117,772			105,636	105,505
Loans held for investment	3,777,101	3,759,873			3,500,658	3,485,607

CECL reserve	NA	(34,004)			NA	(36,598)
Loans held for investment, net	$3,777,101	$3,725,869			$3,500,658	$3,449,009
_________________________________________
(1)Calculated based on contractual interest rate.
(2)Represents loans transferred into securitization trusts that are consolidated by the Company.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The weighted average maturity, including extensions, of loans was 3.6 years at March 31, 2022. At December 31, 2021, the weighted average maturity, including extensions, of loans was 3.6 years.
The Company had $9.8 million and $9.5 million of interest receivable related to its loans held for investment, net as of March 31, 2022 and December 31, 2021, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.
Activity relating to the Company’s loans held for investment, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2022	$3,449,009
Acquisitions/originations/additional funding	498,195
Loan maturities/principal repayments	(227,897)
Discount accretion/premium amortization	2,999
Capitalized interest	969
(Increase) decrease of CECL reserve(1)	1,343
Charge-off	1,251
Balance at March 31, 2022	$3,725,869
_________________________________________
(1)Excludes $0.5 million as of March 31, 2022, determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.

Nonaccrual and Past Due Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. As of March 31, 2022 and December 31, 2021, the Company did not have any loans on nonaccrual status.
The following table provides an aging summary of loans held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Loans
March 31, 2022	$3,759,873	$—	$—	$—	$3,759,873
December 31, 2021	3,485,607	—	—	—	3,485,607
Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves (dollars in thousands):

	March 31, 2022	December 31, 2021
CECL reserve at beginning of period	$36,598	$37,191
Increase (decrease) of CECL reserve(1)	(1,343)	(593)
Charge-offs of CECL reserve(2)	(1,251)	—
CECL reserve at end of period	$34,004	$36,598
_________________________________________
(1)Excludes $0.5 million and $0.4 million for the three months ended March 31, 2022 and year ended December 31, 2021, respectively. These amounts were determined for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.
(2)During the first quarter of 2022, the Company received a $36.5 million repayment on one senior loan collateralized by a student housing property, which was $1.3 million less than the unpaid principal balance. As such, during the fourth quarter of 2021, the Company had recorded a $1.3 million CECL reserve on the loan, as the loss was probable at that point in time, which was charged off in the first quarter of 2022.
Credit Quality Monitoring
Loans are typically secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
evaluates its loans at least quarterly and differentiates the relative credit quality principally based on: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity.
As of March 31, 2022, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. There were no loans held for investment with contractual payments past due as of December 31, 2021. For the three months ended March 31, 2022 and March 31, 2021, no debt investment contributed more than 10.0% of interest income.
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans held for investment by year of origination and credit quality risk ranking (dollars in thousands) as of March 31, 2022 and December 31, 2021, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for loans risk rating definitions.

	March 31, 2022
	2022	2021	2020	2019	2018	Total
Senior loans
Risk Rankings:
2	$—	$233,748	$109,400	$70,916	$—	$414,064
3	468,993	1,388,180	72,084	283,208	300,183	2,512,648
4	—	—	—	398,644	304,625	703,269
Total Senior loans	468,993	1,621,928	181,484	752,768	604,808	3,629,981

Mezzanine loans
Risk Rankings:
3	9,986	—	—	74,391	4,480	88,857
4	—	—	—	28,915	—	28,915
5	—	—	—	—	12,120	12,120
Total Mezzanine loans	9,986	—	—	103,306	16,600	129,892

Total Loans held for investment	$478,979	$1,621,928	$181,484	$856,074	$621,408	$3,759,873
As of March 31, 2022, the average risk rating for loans held for investment was 3.1.

	December 31, 2021
	2021	2020	2019	2018	2017	Total
Senior loans
Risk Rankings:
2	$242,850	$109,103	$70,811	$—	$—	$422,764
3	1,393,307	72,359	443,162	262,147	34,036	2,205,011
4	—	—	396,395	304,477	—	700,872
5	—	—	39,335	—	—	39,335
Total Senior loans	1,636,157	181,462	949,703	566,624	34,036	3,367,982

Mezzanine loans
Risk Rankings:
3	—	—	38,796	4,489	—	43,285
4	—	—	62,220	—	12,120	74,340
Total Mezzanine loans	—	—	101,016	4,489	12,120	117,625

Total Loans held for investment	$1,636,157	$181,462	$1,050,719	$571,113	$46,156	$3,485,607

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of December 31, 2021, the average risk rating for loans held for investment was 3.1.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2022, assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $333.5 million. Refer to Note 16, “Commitments and Contingencies” for further details. At March 31, 2022, the Company recorded a $0.9 million allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with the credit losses accounting standard No. 2016-13. At December 31, 2021, assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $264.9 million. At December 31, 2021, the Company recorded a $0.4 million allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with the credit losses accounting standard No. 2016-13. See Note 2, “Summary of Significant Accounting Policies” for further details.
4. Investments in Unconsolidated Ventures
Summary
The Company’s investments in unconsolidated ventures represent noncontrolling equity interests in various entities, as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Equity method investments	$16,209	$16,185
Investments under fair value option	4,406	4,406
Investments in Unconsolidated Ventures	$20,615	$20,591
Equity Method Investments
Investment Ventures
Certain of the Company’s equity method investments are structured as joint ventures with one or more private funds or other investment vehicles. These investment entities are generally capitalized through equity contributions from the members, although certain investments are leveraged through various financing arrangements.
The assets of the equity method investment entities may only be used to settle the liabilities of these entities and there is no recourse to the general credit of the Company nor the other investors for the obligations of these investment entities. Neither the Company nor the other investors are required to provide financial or other support in excess of their capital commitments. The Company’s exposure to the investment entities is limited to its equity method investment balance as of March 31, 2022 and December 31, 2021, respectively.
The Company’s investments accounted for under the equity method are summarized below (dollars in thousands):

	Carrying Value
Investment Description(1)	March 31, 2022	December 31, 2021
One industrial portfolio and one development project which includes a hospitality and retail renovation and condominium tower construction	$16,209	$16,185
_________________________________________
(1)The Company’s ownership interest in investment ventures varies and represents capital contributed to date and may not be reflective of the Company’s economic interest in the entity because of provisions in operating agreements governing various matters, such as classes of partner or member interests, allocations of profits and losses, preferential returns and guaranty of debt. Each equity method investment has been determined to be a VIE for which the Company was not deemed to be the primary beneficiary or a voting interest entity in which the Company does not have the power to control through a majority of voting interest or through other arrangements.

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests in PE Investments under the fair value option, which interests range from 1.0% to 15.6% respectively, for the three months ended March 31, 2022. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
5. Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are composed of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The Company did not hold any CRE securities at March 31, 2022 and December 31, 2021.
During the three months ended March 31, 2021, the Company wrote down through earnings the amortized cost basis for securities in which the fair value dropped below the amortized cost basis, realizing a loss of $1.0 million. The loss was recorded in other gain, net on the Company’s consolidated statements of operations.
During the three months ended March 31, 2021, the Company sold one CRE security for a total gross sales price of $5.1 million and realized a gain of $0.1 million. The gain was recorded in other gain, net on the Company’s consolidated statements of operations. At March 31, 2021, the Company had one remaining CRE security, which was on cost recovery, and as a result had ceased accretion of any discounts to expected maturity and applied any cash interest received against the CRE security’s carrying value. This decision was made given the inability to project future cash flows.
During the three months ended March 31, 2021, the Company recorded an unrealized loss in OCI of $0.2 million.
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
As of March 31, 2022, the mortgage loans and the related mortgage obligations held in the securitization trust had an unpaid principal balance of $770.5 million and $667.9 million, respectively. As of December 31, 2021, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $783.8 million and $681.2 million, respectively. As of March 31, 2022, the underlying collateral of the securitization trust consisted of 61 underlying commercial mortgage loans, with a weighted average coupon of 4.9% and a weighted average loan to value ratio of 60.5%.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Assets
Mortgage loans held in a securitization trust, at fair value	$754,579	$813,310
Receivables, net	3,171	3,325
Total assets	$757,750	$816,635
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$718,425	$777,156
Accrued and other liabilities	2,933	3,032
Total liabilities	$721,358	$780,188
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $36.2 million as of March 31, 2022 and December 31, 2021, and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 14, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.
The below table presents net income attributable to the Company’s common stockholders for the three months ended March 31, 2022 and 2021 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Statement of Operations
Interest income on mortgage loans held in securitization trusts	$9,375	$19,689
Interest expense on mortgage obligations issued by securitization trusts	(8,488)	(17,336)
Net interest income	887	2,353
Operating expense	(97)	(766)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	8,638
Net income attributable to BrightSpire Capital, Inc. common stockholders	$790	$10,225

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
6. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of March 31, 2022, and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Land and improvements	$135,139	$134,453
Buildings, building leaseholds, and improvements	533,814	530,815
Tenant improvements	18,654	17,944
Construction-in-progress	660	660
Subtotal	$688,267	$683,872
Less: Accumulated depreciation	(76,366)	(70,861)
Net lease portfolio, net	$611,901	$613,011
The following table presents the Company’s portfolio of other real estate as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Land and improvements	$29,583	$29,582
Buildings, building leaseholds, and improvements	152,186	152,180
Tenant improvements	17,239	17,303
Furniture, fixtures and equipment	135	135
Construction-in-progress	1,414	460
Subtotal	$200,557	$199,660
Less: Accumulated depreciation	(30,829)	(29,460)
Other portfolio, net	$169,728	$170,200
For the three months ended March 31, 2022 and 2021, the Company had no single property with rental and other income equal to or greater than 10.0% of total revenue of the Company.
At December 31, 2021, the Company held one foreclosed property which was included in other real estate assets held for sale with a carrying value of $33.5 million.
Depreciation Expense
Depreciation expense on real estate was $6.1 million and $6.9 million for the three months ended March 31, 2022, and 2021, respectively.
Property Operating Income
For the three months ended March 31, 2022 and 2021, the components of property operating income were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Lease revenues(1)
Minimum lease revenue	$19,734	$22,409
Variable lease revenue	2,826	2,780
	$22,560	$25,189
Hotel operating income	1,566	701
	$24,126	$25,890
_________________________________________
(1)Excludes net amortization expense related to above and below-market leases of $0.3 million and income of $0.3 million for the three months ended March 31, 2022, respectively. Excludes net amortization expense related to above market leases of $0.4 million and below-market leases of $0.2 million for the three months ended March 31, 2021, respectively.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of March 31, 2022 (dollars in thousands):

Remainder of 2022	$57,019
2023	71,616
2024	66,926
2025	60,569
2026	54,092
2027 and thereafter	371,190
Total	$681,412
The rental properties owned at March 31, 2022 are leased under noncancellable operating leases with current expirations ranging from 2022 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three months ended March 31, 2022 and 2021 was $0.8 million, and $0.8 million, respectively.
Refer to Note 16, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of March 31, 2022.
Real Estate Held for Sale
The following table summarizes the Company’s assets held for sale at December 31, 2021 (dollars in thousands):

December 31, 2021
Assets
Real estate, net	$44,229
Deferred leasing costs and intangible assets, net	116
Total assets held for sale	$44,345
As of March 31, 2022, the Company held no properties as held for sale. As of December 31, 2021, the Company held one net lease property and one hotel as held for sale.
There were no assets held for sale that constituted discontinued operations as of December 31, 2021.
Real Estate Sales
During the three months ended March 31, 2022, the Company completed the sale of one net lease property for a gross sales price of $19.6 million which resulted in a $7.6 million gain on sale, which is included in other gain, net on the consolidated statement of operations. The Company also sold one hotel property for a gross sales price of $36.0 million which resulted in a $2.9 million gain on sale, which is included in other gain, net on the consolidated statement of operations.
During the three months ended March 31, 2021, the Company completed the sale of an industrial portfolio for a total gross sales price of $335.0 million and a total net gain of $11.8 million.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at March 31, 2022 and December 31, 2021 are as follows (dollars in thousands):

	March 31, 2022
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$77,911	$(32,081)	$45,830
Deferred leasing costs	28,395	(13,728)	14,667
Above-market lease values	8,359	(6,159)	2,200
	$114,665	$(51,968)	$62,697
Intangible Liabilities
Below-market lease values	$16,075	$(10,197)	$5,878

	December 31, 2021
	Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
In-place lease values	$81,869	$(34,555)	$47,314
Deferred leasing costs	29,863	(14,701)	15,162
Above-market lease values	10,171	(7,666)	2,505
	$121,903	$(56,922)	$64,981
Intangible Liabilities
Below-market lease values	$16,166	$(9,942)	$6,224
_________________________________________
(1)Excludes deferred leasing costs and intangible assets and intangible liabilities related to assets held for sale at December 31, 2021.

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Above-market lease values	$(288)	$(404)
Below-market lease values	330	222
Net increase (decrease) to property operating income	$42	$(182)

In-place lease values	$1,602	$1,765
Deferred leasing costs	806	620
Other intangibles	—	43
Amortization expense	$2,408	$2,428

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of March 31, 2022 (dollars in thousands):

	2022	2023	2024	2025	2026	2027 and thereafter	Total
Above-market lease values	$763	$578	$451	$272	$93	$43	$2,200
Below-market lease values	(1,039)	(1,379)	(1,379)	(1,377)	(704)	—	(5,878)
Net increase (decrease) to property operating income	$(276)	$(801)	$(928)	$(1,105)	$(611)	$43	$(3,678)

In-place lease values	$4,526	$5,275	$4,975	$4,290	$3,456	$23,308	$45,830
Deferred leasing costs	2,225	2,536	2,229	1,823	943	4,911	14,667
Amortization expense	$6,751	$7,811	$7,204	$6,113	$4,399	$28,219	$60,497
8. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Restricted cash:
Borrower escrow deposits	$70,004	$73,344
Capital expenditure reserves	9,426	8,921
Real estate escrow reserves	2,541	2,025
Working capital and other reserves	2,271	2,310
Tenant lockboxes	250	241
Total	$84,492	$86,841
The following table presents a summary of other assets as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Other assets:
Right-of-use lease asset	$27,475	$24,970
Tax receivable and deferred tax assets	26,194	26,194
Prepaid expenses	4,375	5,069
Deferred financing costs, net - credit facilities	3,136	2,113
Other	2,246	2,141
Derivative asset	1,105	1,373
Total	$64,531	$61,860

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of accrued and other liabilities as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Accrued and other liabilities:
Current and deferred tax liability	$35,335	$34,612
Operating lease liability	27,822	25,205
Accounts payable, accrued expenses and other liabilities	14,530	20,168
Interest payable	13,214	11,076
Prepaid rent and unearned revenue	11,504	7,669
Unfunded CECL Loan Allowance	909	432
Tenant security deposits	409	424
Other	208	228
Total	$103,931	$99,814

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9. Debt
The following table presents debt as of March 31, 2022 and December 31, 2021 (dollars in thousands):

						March 31, 2022		December 31, 2021
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	SOFR(4) + 1.61%		$799,687	$796,669	$840,423	$836,812
BRSP 2021-FL1(3)		Non-recourse	Aug-38	LIBOR + 1.49%		670,000	664,671	670,000	664,087
Subtotal securitization bonds payable, net						1,469,687	1,461,340	1,510,423	1,500,899

Mortgage and other notes payable, net
Net lease 6		Non-recourse	Oct-27	4.45%		22,976	22,976	23,117	23,117
Net lease 5		Non-recourse	Nov-26	4.45%		3,264	3,202	3,282	3,216
Net lease 4		Non-recourse	Nov-26	4.45%		7,043	6,907	7,081	6,939
Net lease 3(5)		Non-recourse	Jan-22	6.00%		—	—	11,867	11,807
Net lease 6		Non-recourse	Jul-23	LIBOR + 2.15%		791	775	908	889
Net lease 5		Non-recourse	Aug-26	4.08%		30,530	30,342	30,639	30,442
Net lease 1(6)		Non-recourse	Nov-26	4.45%		17,725	17,385	17,823	17,465
Net lease 1(7)		Non-recourse	Mar-28	4.38%		11,707	11,270	11,769	11,332
Net lease 2(8)		Non-recourse	Jun-25	3.91%		183,744	186,350	181,504	184,078
Net lease 3		Non-recourse	Sep-33	4.77%		200,000	198,712	200,000	198,689
Other real estate 1		Non-recourse	Oct-24	4.47%		104,614	104,928	105,090	105,452
Other real estate 3		Non-recourse	Jan-25	4.30%		71,982	71,577	72,359	71,922
Other real estate 6(9)		Non-recourse	Apr-24	LIBOR + 2.95%		—	—	30,000	29,859
Loan 9(10)		Non-recourse	Jun-24	LIBOR + 3.00%		65,377	65,377	65,377	65,376
Subtotal mortgage and other notes payable, net						719,753	719,801	760,816	760,583

Bank credit facility
Bank credit facility	$165,000	Recourse	Jan-27 (11)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1 facility 3	$400,000	Limited Recourse(12)	Apr-26(13)	LIBOR/SOFR + 1.89%	(14)	126,015	126,015	109,915	109,915
Bank 3 facility 3	600,000	Limited Recourse(12)	Apr-23(15)	LIBOR/SOFR + 1.94%	(14)	371,044	371,044	157,409	157,409
Bank 7 facility 1	500,000	Limited Recourse(12)	Apr-25(16)	LIBOR/SOFR + 1.76%	(14)	382,497	382,497	358,181	358,181
Bank 8 facility 1	250,000	Limited Recourse(12)	Jun-23(17)	LIBOR/SOFR + 2.18%	(14)	158,503	158,503	177,519	177,519
Bank 9 facility 1	300,000	(18)	May-26(19)	LIBOR/SOFR + 1.73%	(14)	161,730	161,730	102,098	102,098
Subtotal master repurchase facilities	$2,050,000					1,199,789	1,199,789	905,122	905,122

Subtotal credit facilities						1,199,789	1,199,789	905,122	905,122

Total						$3,389,229	$3,380,930	$3,176,361	$3,166,604
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
(4)As of June 17, 2021, the benchmark index interest rate was converted from the one-month London Interbank Offered Rates (“LIBOR”) to Compounded Secured Overnight Financing Rate (“SOFR”), plus a benchmark adjustment of 11.448 basis points. As of February 19, 2022, the benchmark index interest rate was converted from Compounded SOFR to Term SOFR, plus a benchmark adjustment of 11.448 basis points, conforming with the indenture agreement.
(5)During the three months ended March 31, 2022, the property was sold and the mortgage payable was repaid in full.
(6)Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.
(7)Represents a mortgage note collateralized by three properties.
(8)As of March 31, 2022, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $186.4 million.
(9)During the three months ended March 31, 2022, the property was sold and the mortgage payable was repaid in full.
(10)The current maturity of the note payable is June 2022, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(11)On January 28, 2022, the Company, through its subsidiaries, including the OP, entered into an Amended and Restated Credit Agreement. Refer to Bank Credit Facility within this note for more details.
(12)Recourse solely with respect to 25.0% of the financed amount.
(13)The current maturity date is April 2023, with three one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(14)Represents the weighted average spread as of March 31, 2022. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR or SOFR plus 1.50% to 2.70%.
(15)The current maturity date is April 2023, with no extension currently available at the option of the Company.
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
(19)The current maturity date is May 2024, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at March 31, 2022 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remaining 2022	$1,886	$—	$1,886	$—
2023	532,114	—	2,566	529,548
2024	172,210	—	172,210	—
2025	640,498	—	258,002	382,496
2026	342,341	—	54,596	287,745
2027 and thereafter	1,700,180	1,469,687	230,493	—
Total	$3,389,229	$1,469,687	$719,753	$1,199,789
Bank Credit Facility
The Company uses bank credit facilities (including term loans and revolving facilities) to finance the business. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.
On January 28, 2022, the OP (together with certain subsidiaries of the OP from time to time party thereto as borrowers, collectively, the “Borrowers”) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the several lenders from time to time party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide a revolving credit facility in the aggregate principal amount of up to $165.0 million, of which up to $25.0 million is available as letters of credit. Loans under the Credit Agreement may be advanced in U.S. dollars and certain foreign currencies, including euros, pounds sterling and swiss francs.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Credit Agreement amended and restated the OP’s prior $300.0 million revolving credit facility that would have matured on February 1, 2022.
The Credit Agreement also includes an option for the Borrowers to increase the maximum available principal amount to up to $300.0 million, subject to one or more new or existing Lenders agreeing to provide such additional loan commitments and satisfaction of other customary conditions.
Advances under the Credit Agreement accrue interest at a per annum rate equal to, at the applicable Borrower’s election, either (x) an adjusted SOFR rate plus a margin of 2.25%, or (y) a base rate equal to the highest of (i) the Wall Street Journal’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted SOFR rate plus 1.00%, plus a margin of 1.25%. An unused commitment fee at a rate of 0.25% or 0.35%, per annum, depending on the amount of facility utilization, applies to un-utilized borrowing capacity under the Credit Agreement. Amounts owed under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a SOFR rate election is in effect.
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of March 31, 2022, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million commitment. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
The obligations of the Borrowers under the Credit Agreement are guaranteed pursuant to a Guarantee and Collateral Agreement by substantially all material wholly owned subsidiaries of the OP (the “Guarantors”) in favor of the Administrative Agent (the “Guarantee and Collateral Agreement”) and, subject to certain exceptions, secured by a pledge of substantially all equity interests owned by the Borrowers and the Guarantors, as well as by a security interest in deposit accounts of the Borrowers and the Guarantors in which the proceeds of investment asset distributions are maintained.
The Credit Agreement contains various affirmative and negative covenants, including, among other things, the obligation of the Company to maintain REIT status and be listed on the New York Stock Exchange, and limitations on debt, liens and restricted payments. In addition, the Credit Agreement includes the following financial covenants applicable to the OP and its consolidated subsidiaries: (a) minimum consolidated tangible net worth of the OP to be greater than or equal to the sum of (i) $1,112,000,000 and (ii) 70% of the net cash proceeds received by the OP from any offering of its common equity after September 30, 2021 and of the net cash proceeds from any offering by the Company of its common equity to the extent such proceeds are contributed to the OP, excluding any such proceeds that are contributed to the OP within ninety (90) days of receipt and applied to acquire capital stock of the OP; (b) the OP’s ratio of EBITDA plus lease expenses to fixed charges for any period of four (4) consecutive fiscal quarters to be not less than 1.50 to 1.00; (c) the OP’s minimum interest coverage ratio to be not less than 3.00 to 1.00; and (d) the OP’s ratio of consolidated total debt to consolidated total assets to be not more than 0.80 to 1.00. The Credit Agreement also includes customary events of default, including, among other things, failure to make payments when due, breach of covenants or representations, cross default to material indebtedness, material judgment defaults, bankruptcy matters involving any Borrower or any Guarantor and certain change of control events. The occurrence of an event of default will limit the ability of the OP and its subsidiaries to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.
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
CLNC 2019-FL1
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.0 million of investment grade notes. As of March 31, 2022, the securitization reflects an advance rate of 82.8% at a weighted average cost of funds of Adjusted Term SOFR plus 1.61% (before transaction expenses) and is collateralized by a pool of 24 senior loan investments.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
As of February 19, 2022, the benchmark index interest rate was converted from Compounded SOFR to Term SOFR, plus a benchmark adjustment of 11.448 basis points, conforming with the indenture agreement. Term SOFR for any interest accrual period shall be the one month CME Term SOFR Reference Rate as published by the CME Group Benchmark Administration on each benchmark determination date.
CLNC 2019-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the three months ended March 31, 2022, two loans held in CLNC 2019-FL1 were repaid, totaling $54.4 million. Additionally, subsequent to March 31, 2022, two loans held in CLNC 2019-FL1 were repaid, totaling $44.9 million. The proceeds from the four loan payoffs were used to amortize the securitization bonds in accordance with the securitization priority of payments.
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
BRSP 2021-FL1 includes a two-year reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within BRSP 2021-FL1.
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
As of March 31, 2022, the Company had $1.7 billion carrying value of CRE debt investments and other assets financed with $1.5 billion of securitization bonds payable, net. As of December 31, 2021, the Company had $1.8 billion carrying value of CRE debt investments financed with $1.5 billion of securitization bonds payable, net.
Master Repurchase Facilities
As of March 31, 2022, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.1 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
new investments. As of March 31, 2022, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of March 31, 2022, the Company had $1.6 billion carrying value of CRE debt investments financed with $1.2 billion under the master repurchase facilities. As of December 31, 2021, the Company had $1.2 billion carrying value of CRE debt investments financed with $905.1 million under the master repurchase facilities.
During the first quarter of 2022, the Company entered into amendments under its five Master Repurchase Facilities and/or associated guarantees to reduce the minimum tangible net worth covenant requirement from $1.35 billion to $1.11 billion.
Additionally, during the first quarter of 2022, the Company entered into amendments under four of its Master Repurchase Facilities to expand the eligibility criteria to allow for loans indexed to SOFR, and to allow for borrowings under those facilities indexed to SOFR.
CMBS Credit Facilities
As of March 31, 2022, the Company had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The CMBS Credit Facilities were undrawn as of March 31, 2022 and December 31, 2021.
10. Related Party Arrangements
Internalization
On April 30, 2021, the Company completed the internalization of the Company’s management and operating functions and terminated its relationship with its Manager in accordance with the Termination Agreement (the “Internalization”). The Company paid the Manager a one-time termination fee of $102.3 million and additional closing costs of $0.3 million. The Company will not pay management or incentive fees to the Manager for any post-closing period. Refer to Note 1, “Business and Organization,” for further details.
Fees to Manager
Base Management Fee
Following the Internalization on April 30, 2021, the Company no longer pays a base management fee to the Manager.
For the three months ended March 31, 2021, the total management fee expense incurred was $7.3 million.
Incentive Fee
Following the Internalization on April 30, 2021, the Company no longer pays an incentive fee to the Manager. The Company did not incur any incentive fees during the three months ended March 31, 2021.
Reimbursements of Expenses
Following the Internalization on April 30, 2021, the Company no longer reimburses expenses incurred by the Manager.
For the three months ended March 31, 2021, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $2.0 million, and are included in operating expense on the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, there were no unpaid expenses included in due to related party in the Company’s consolidated balance sheets.
Investment Activity
All investment acquisitions are approved in accordance with the Company’s investment and related party guidelines, which may include approval by either the audit committee or disinterested members of the Company’s Board of Directors.
In July 2017, NorthStar Real Estate Income II, Inc., a Maryland corporation which merged with and into the Company as part of the Company’s formation transactions (“NorthStar II”), entered into a joint venture with an affiliate of the Manager to make a $60.0 million investment in a $180.0 million mezzanine loan which was originated by such affiliate of the Manager. The transaction was approved by NorthStar II’s board of directors, including all of its independent directors. The investment was purchased by the Company in connection with the Combination. In June 2018, the Company increased its commitment to

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
$101.8 million in connection with the joint venture bifurcating the mezzanine loan into a mezzanine loan and a preferred equity investment. The Company’s interest in both the underlying mezzanine loan and preferred equity investment is 31.8%, and the affiliate entities own the remaining 68.2%. Both the underlying mezzanine loan and preferred equity investment carry a fixed 13.0% interest rate. This investment is recorded in investments in unconsolidated ventures in the Company’s consolidated balance sheets. In July 2019, the Company increased its commitment in the mezzanine loan from $101.8 million to $189.0 million. The Company’s interest in the upsized mezzanine loan is 45.2% and it carries a fixed 13.0% interest rate. During the three months ended June 30, 2020, the Company made its pro-rata share of two protective advances to the senior mortgage lender totaling $28.5 million. The Company placed this investment on nonaccrual status as of April 1, 2020. In September 2020, the Company’s mezzanine loan and preferred equity investment was converted into a mezzanine participation. During the year ended December 31, 2021, the Company recognized its proportionate share of fair value losses in the mezzanine participation equaling $97.9 million, which represents the Company’s remaining proportionate share in the investment.
In July 2018, the Company acquired a $326.8 million Class A office campus located in Norway from an affiliate of the Company’s Manager. In connection with the purchase, the Company assumed senior mortgage financing from a private bond issuance of $183.7 million. The bonds mature in June 2025 and carry a fixed interest rate of 3.91%.
11. Equity-Based Compensation
On January 29, 2018, the Company’s Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan permits the grant of awards with respect to 4.0 million shares of the Class A common stock, subject to adjustment pursuant to the terms of the 2018 Plan. Awards may be granted under the 2018 Plan to (x) the Manager or any employee, officer, director, consultant or advisor (who is a natural person) providing services to the Company, the Manager or their affiliates and (y) any other individual whose participation in the 2018 Plan is determined to be in the best interests of the Company. The following types of awards may be made under the 2018 Plan, subject to the limitations set forth in the plan: (i) stock options (which may be either incentive stock options or non-qualified stock options); (ii) stock appreciation rights; (iii) restricted stock awards; (iv) stock units; (v) unrestricted stock awards; (vi) dividend equivalent rights; (vii) performance awards; (viii) annual cash incentive awards; (ix) long-term incentive units; and (x) other equity-based awards.
Shares subject to an award granted under the 2018 Plan will be counted against the maximum number of shares of Class A common stock available for issuance thereunder as one share of Class A common stock for every one share of Class A common stock subject to such an award. Shares subject to an award granted under the 2018 Plan will again become available for issuance under the 2018 Plan if the award terminates by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares (except as set forth in the following sentence). The number of shares of Class A common stock available for issuance under the 2018 Plan will not be increased by (i) any shares tendered or withheld in connection with the purchase of shares upon exercise of a stock option, (ii) any shares deducted or delivered in connection with the Company’s tax withholding obligations, or (iii) any shares purchased by the Company with proceeds from stock option exercises. The shares granted in May 2020 to the independent directors of the Company under the 2018 Plan vested in May 2021. The shares granted in June 2021 to the independent directors, as well as in October and December to the two newly appointed independent directors of the Company under the 2018 Plan vest in May 2022. Shares granted to non-independent directors, officers and the Manager under the 2018 Plan vest ratably in three annual installments.
On February 15, 2022, the Company’s Board of Directors adopted, and at the annual meeting of stockholders held on May 5, 2022, the stockholders approved, the 2022 Equity Incentive Plan (the “2022 Plan”), which was effective as of May 5, 2022 and amends and restates the 2018 Plan. Other than increasing the total number of shares of the class A common stock issuable under the 2018 Plan by 10.0 million shares (subject to adjustment pursuant to the terms of the 2022 Plan) and extending the termination date of the 2018 Plan to May 4, 2032, there were no significant changes from the 2018 Plan.
On February 23, 2022, the Compensation Committee of the Board of Directors approved certain conditional stock grants relating to 1,456,366 shares of common stock (the “conditional grants”) with vesting in one-third increments on March 15, 2023, March 15, 2024 and March 15, 2025. The conditional grant provided that, if stockholder approval was obtained and the applicable grantee remained in service as of the annual meeting of stockholders held on May 5, 2022, then the Company would grant such grantee a restricted stock award under the 2022 Plan as of May 5, 2022 with respect to the number of shares of class A common stock subject to the conditional grant.
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation of $1.9 million within compensation and benefits in the consolidated statement of operations for the three months ended March 31, 2022. The Company recognized

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
share-based compensation expense of $4.3 million to its Manager within compensation and benefits in the consolidated statement of operations for the three months ended March 31, 2021.
Restricted Stock—Restricted stock awards relating to the Company’s class A common stock are granted to independent directors of the Company and generally vest within one year and restricted stock awards were granted to certain employees of the Manager, with a service condition only and are generally subject to annual time-based vesting in equal tranches over a three-year period. Restricted stock is entitled to dividends declared and paid on the Company’s class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based on the Company’s class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite three-year service period. Some employees of the Manager who were granted restricted stock under the 2018 Plan became employees of the Company following the Internalization on April 30, 2021. The shares held by substantially all remaining employees of the Manager vested following the Internalization.
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
The table below summarizes the Company’s awards granted, forfeited or vested under the 2018 Plan during the three months ended March 31, 2022:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested shares at December 31, 2021	1,482,094	272,000	1,754,094	$12.35	$11.96
Vested	(500,462)	—	(500,462)	9.14	—
Unvested shares at March 31, 2022	981,632	272,000	1,253,632	11.54	11.96
Fair value of equity awards that vested during the three months ended March 31, 2022 and March 31, 2021, determined based on their respective fair values at vesting date, was $3.2 million and $2.3 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At March 31, 2022, aggregate unrecognized compensation cost for all unvested equity awards was $7.0 million, which is expected to be recognized over a weighted-average period of 1.79 years. At March 31, 2021, aggregate unrecognized compensation cost for all unvested equity awards was $14.2 million, expected to be recognized over a weighted-average period of 2.57 years.
Subsequent to March 31, 2022, the Company granted 1,456,366 shares of class A common stock to certain employees of the Company, including restricted shares in connection with the settlement of conditional grants.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
12. Stockholders’ Equity
Authorized Capital
As of March 31, 2022, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of March 31, 2022.
Dividends
During the three months ended March 31, 2022, the Company declared the following dividend on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 15, 2022	March 31, 2022	April 15, 2022	$0.19
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$17,893	$(9,107)	$8,786
Other comprehensive income	—	660	660
AOCI at March 31, 2022	$17,893	$(8,447)	$9,446

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$275	$47,127	$7,186	$54,588
Other comprehensive income (loss) before reclassification	(1,035)	—	(7,467)	(8,502)
Amounts reclassified from AOCI	760	—	—	760
Net current period OCI	(275)	—	(7,467)	(7,742)
AOCI at March 31, 2021	$—	$47,127	$(281)	$46,846

Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$710	$(872)	$(162)
Other comprehensive income	—	16	16
AOCI at March 31, 2022	$710	$(856)	$(146)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2020	$(73)	$1,403	$(272)	$1,058
Other comprehensive income (loss)	98	—	(288)	(190)
Amounts reclassified from AOCI	(25)	—	—	(25)
Net current period OCI	73	—	(288)	(215)
AOCI at March 31, 2021	$—	$1,403	$(560)	$843

Changes in Components of AOCI - Noncontrolling Interests in investment entities

(in thousands)	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$1,872	$1,872
Other comprehensive income before reclassification	—	—
Amounts reclassified from AOCI	(1,872)	(1,872)
Net current period OCI	(1,872)	(1,872)
AOCI at March 31, 2022	$—	$—

(in thousands)	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$2,193	$2,193
Other comprehensive income (loss)	(776)	(776)
AOCI at March 31, 2021	$1,417	$1,417
The following table presents the details of the reclassifications from AOCI for the three months ended March 31, 2021:

(in thousands)
Component of AOCI reclassified into earnings	Three Months Ended March 31, 2021	Affected Line Item in the Consolidated Statements of Operations
Realized gain on sale of real estate securities	$104	Other gain, net
Impairment of real estate securities	$(967)	Other gain, net
13. Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate limited liability interests in the OP, which were held by an affiliate of DigitalBridge through February 2022 which such entity was sold to an unaffiliated third party. Net income (loss) attributable to the noncontrolling interests is based on such members ownership percentage of the OP. Net income attributable to the noncontrolling interests of the OP was $0.7 million for the three months ended March 31, 2022 and net loss attributable to the noncontrolling interests of the OP was $2.0 million for the three months ended March 31, 2021.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income attributable to noncontrolling interests in the investment entities was de minimis for the three months ended March 31, 2022 and net loss attributable to noncontrolling interests in the investment entities was $0.2 million for the three months ended March 31, 2021.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Real Estate Securities
CRE securities are generally valued using a third-party pricing service or broker quotations. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain CRE securities may be valued based on a single broker quote, dealer bid or an internal price. Situations where management applies adjustments based on or using unobservable inputs would be classified as Level 3 of the fair value hierarchy. Management determines the prices are representative of fair value through a review of available data, including observable inputs, recent transactions as well as its knowledge of and experience in the market.
Investing VIEs
As discussed in Note 5, “Real Estate Securities, Available for Sale,” the Company has elected the fair value option for the financial assets and liabilities of the consolidated Investing VIEs. The Investing VIEs are “static,” that is no reinvestment is permitted and there is very limited active management of the underlying assets. The Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the Investing VIEs are more observable, but in either case, the methodology results in the fair value of the assets of the securitization trust being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of the securitization trust is more observable, since market prices for the liabilities are available from a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The financial assets of the securitization trust are not readily marketable and their fair value measurement requires information that may be limited in availability.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
on Level 3 inputs, these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures - PE Investments	$—	$—	$4,406	$4,406	$—	$—	$4,406	$4,406
Mortgage loans held in securitization trusts, at fair value	—	—	754,579	754,579	—	—	813,310	813,310
Other assets - derivative assets	—	1,105	—	1,105	—	1,373	—	1,373
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$718,425	$—	$718,425	$—	$777,156	$—	$777,156
Other liabilities - derivative liabilities	—	2	—	2	—	9	—	9
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2022 and year ended December 31, 2021 (dollars in thousands):

	Three Months Ended March 31, 2022		Year Ended December 31, 2021
	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts(1)	Investments in unconsolidated ventures - PE Investments	Mortgage loans held in securitization trusts
Beginning balance	$4,406	$813,310	$6,878	$1,768,069
Distributions/paydowns	—	(13,300)	(2,380)	(78,903)
Sale of investments	—	—	—	(28,662)
Deconsolidation of securitization trust(2)	—	—	—	(802,196)
Equity in earnings	—	—	(92)	—
Unrealized loss in earnings	—	(45,431)	—	(8,375)
Realized loss in earnings	—	—	—	(36,623)
Ending balance	$4,406	$754,579	$4,406	$813,310
_________________________________________
(1)For the three months ended March 31, 2022, the Company recorded an unrealized loss of $45.4 million related to mortgage loans held in securitization trusts, at fair value and an unrealized gain of $45.4 million related to mortgage obligations held in securitization trusts, at fair value.
(2)In April 2021, the Company sold its retained investments in the subordinate tranches of one securitization trust. As a result of the sale, the Company deconsolidated one of the securitization trusts.

As of March 31, 2022 and December 31, 2021, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of March 31, 2022 and December 31, 2021, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. As of March 31, 2022, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield of 20.0% and a weighted average life of 5.2 years. As of December 31, 2021, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield of 17.5% and a weighted average life of 5.4 years. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended March 31, 2022, the Company did not record a net unrealized gain (loss) related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. For the three months ended March 31, 2021, the Company recorded a net unrealized gain of $8.6 million related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statement of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of March 31, 2022 and December 31, 2021, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022				December 31, 2021
	Principal Amount	Carrying Value		Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Loans held for investment, net	$3,777,101	$3,725,869	(2)	$3,743,097	$3,500,658	(2)	$3,449,009	$3,464,060
Financial liabilities:(1)
Securitization bonds payable, net	$1,469,687	$1,461,340		$1,469,687	$1,510,423		$1,500,899	$1,510,423
Mortgage and other notes payable, net	719,753	719,801		719,753	760,816		760,583	760,816
Master repurchase facilities	1,199,789	1,199,789		1,199,789	905,122		905,122	905,122
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $333.5 million and $264.9 million as of March 31, 2022 and December 31, 2021, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2022. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of March 31, 2022, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of March 31, 2022, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The Company did not hold any assets carried at fair value on a nonrecurring basis as of March 31, 2022.
The following table summarizes assets carried at fair value on a nonrecurring basis as of December 31, 2021 (dollars in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Loans held for investment, net(1)	$—	$—	$38,083	$38,083
_________________________________________
(1)See Note 3 “Loans Held for Investment, net” for further details.
15. Derivatives
The Company uses derivative instruments to manage the risk of changes in interest rates and foreign exchange rates, arising from both its business operations and economic conditions. Specifically, the Company enters into derivative instruments to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and cash payments, the values of which are driven by interest rates, principally relating to the Company’s investments. Additionally, the Company’s foreign operations expose the Company to fluctuations in foreign exchange rates. The Company enters into derivative instruments to protect the value or fix certain of these foreign-denominated amounts in terms of its functional currency, the U.S. dollar. Derivative instruments used in the Company’s risk management activities may be designated as qualifying hedge accounting relationships, designated hedges, or non-designated hedges.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 31, 2022 and December 31, 2021, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	Non-Designated Hedges
	March 31, 2022	December 31, 2021
Derivative Assets
Foreign exchange contracts	$1,105	$1,373
Included in other assets	$1,105	$1,373
Derivative Liabilities
Interest rate contracts	$(2)	$(9)
Included in accrued and other liabilities	$(2)	$(9)
As of March 31, 2022, the Company’s counterparties do not hold any cash collateral.
The following table summarizes the Company’s interest rate contracts as of March 31, 2022 and December 31, 2021:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)	Range of Maturity Dates
		Non-Designated
March 31, 2022
FX Forward	NOK	185,576	May 2022 - May 2024
Interest Rate Swap	USD	$30,644	April 2022 - July 2023

December 31, 2021
FX Forward	NOK	190,772	February 2022 - May 2024
Interest Rate Swap	USD	$30,762	April 2022 - July 2023
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations and of comprehensive income (loss) for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Other gain, net
Non-designated foreign exchange contracts	$(221)	$(279)
Non-designated interest rate contracts	8	13
	$(213)	$(266)
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as non-designated hedges. Any unrealized gain or loss on the dedesignated portion of net investment hedges is transferred into earnings, recorded in other gain, net. During the three months ended March 31, 2022 and 2021, no gain (loss) was transferred from accumulated other comprehensive income (loss).
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Net Amounts of Assets (Liabilities)
March 31, 2022
Derivative Assets
Foreign exchange contracts	$1,105	$1,105
	$1,105	$1,105
Derivative Liabilities
Interest rate contracts	$(2)	$(2)
	$(2)	$(2)

December 31, 2021
Derivative Assets
Foreign exchange contracts	$1,373	$1,373
	$1,373	$1,373
Derivative Liabilities
Interest rate contracts	$(9)	$(9)
	$(9)	$(9)
The Company did not offset any of its derivatives positions as of March 31, 2022 and December 31, 2021.
16. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2022, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $217.9 million for senior loans, $97.3 million for securitized loans and $18.3 million for mezzanine loans. At December 31, 2021, total unfunded lending commitments for loans held for investment were $212.6 million for senior loans and $52.3 million for securitized loans.
Ground Lease Obligation
The Company’s operating leases are ground leases acquired with real estate.
At March 31, 2022 and December 31, 2021 the weighted average remaining lease term was 13.9 years for ground leases.
The following table presents ground lease expense, included in property operating expense, for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease expense:
Minimum lease expense	$768	$768
Variable lease expense	—	—
	$768	$768

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of March 31, 2022 (dollars in thousands):

Remainder of 2022	$2,327
2023	3,110
2024	2,213
2025	2,148
2026	2,073
2027 and thereafter	17,254
Total lease payments	29,125
Less: Present value discount	9,391
Operating lease liability (Note 8)	$19,734
Office Lease
During the first quarter of 2022, the Company entered into an office lease in Los Angeles. There were no office leases as of March 31, 2021.
At March 31, 2022, the weighted average remaining lease term was 6.9 years for the office leases.
For the three months ended March 31, 2022, the following table summarizes lease expense, included in operating expense (dollars in thousands):

Three Months Ended March 31, 2022
Corporate Offices
Operating lease expense:
Fixed lease expense	$200
$200
The operating lease liability for the office leases were determined using a weighted average discount rate of 2.36%. As of March 31, 2022, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices
Remainder of 2022(1)	$598
2023	1,239
2024	1,293
2025	1,308
2026	1,323
2027 and thereafter	3,068
Total lease payments	8,829
Less: Present value discount	741
Operating lease liability (Note 8)	$8,088
__________________________________________
(1)The Company entered into a Los Angeles office lease in the first quarter of 2022, with rent payments beginning in 2023.

Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of March 31, 2022, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
17. Segment Reporting
The Company presents its business within the following business segments:
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
•Corporate—includes corporate-level asset management and other fees including operating expenses, compensation and benefits and restructuring charges.
The Company primarily generates revenue from net interest income on the loan, preferred equity and securities portfolios, rental and other income from its net leased and multi-tenant office assets, as well as equity in earnings of unconsolidated ventures. CRE debt securities include the Company’s investment in the subordinate tranches of the securitization trusts which are eliminated in consolidation. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.
The following tables present segment reporting for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Three Months Ended March 31, 2022
Net interest income (expense)	$29,365	$886	$—	$(866)	$29,385
Property and other income	121	133	24,168	22	24,444
Property operating expense	—	—	(6,724)	—	(6,724)
Transaction, investment and servicing expense	(1,051)	—	(100)	27	(1,124)
Interest expense on real estate	—	—	(7,556)	—	(7,556)
Depreciation and amortization	—	—	(8,551)	(43)	(8,594)
Decrease of current expected credit loss reserve	866	—	—	—	866
Compensation and benefits	—	—	—	(8,225)	(8,225)
Operating expense	(152)	(40)	(32)	(4,125)	(4,349)
Other gain (loss), net	(129)	—	10,369	48	10,288
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	29,020	979	11,574	(13,162)	28,411
Equity in earnings (loss) of unconsolidated ventures	25	—	—	—	25
Income tax benefit (expense)	63	—	(99)	—	(36)
Net income (loss)	$29,108	$979	$11,475	$(13,162)	$28,400

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Three Months Ended March 31, 2021
Net interest income (expense)	$22,919	$2,353	$—	$(1,040)	$24,232
Property and other income	(1)	53	25,796	(81)	25,767
Management fee expense	—	—	—	(7,258)	(7,258)
Property operating expense	—	—	(8,111)	—	(8,111)
Transaction, investment and servicing expense	(689)	(167)	(114)	(1,318)	(2,288)
Interest expense on real estate	—	—	(8,633)	—	(8,633)
Depreciation and amortization	—	—	(9,539)	—	(9,539)
Increase of current expected credit loss reserve	(3,225)	—	—	—	(3,225)
Compensation and benefits	—	—	—	(6,786)	(6,786)
Operating expense	(248)	(780)	(31)	(4,750)	(5,809)
Restructuring Charges	—	—	—	(109,171)	(109,171)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	8,638	—	—	8,638
Other gain (loss), net	—	(859)	9,226	—	8,367
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	18,756	9,238	8,594	(130,404)	(93,816)
Equity in earnings (loss) of unconsolidated ventures	(2,400)	(78)	—	—	(2,478)
Income tax benefit	—	1,777	24	—	1,801
Net income (loss)	$16,356	$10,937	$8,618	$(130,404)	$(94,493)
_________________________________________
(1)Includes income earned from CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost.
The following table presents total assets by segment as of March 31, 2022 and December 31, 2021 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity(1)	CRE Debt Securities(2)	Net Leased and Other Real Estate	Corporate(3)	Total
March 31, 2022	$3,867,427	$780,635	$922,488	$230,063	$5,800,613
December 31, 2021	3,589,325	840,215	963,369	245,460	5,638,369
_________________________________________
(1)Includes investments in unconsolidated ventures totaling $16.2 million as of March 31, 2022 and December 31, 2021.
(2)Includes PE Investments totaling $4.4 million as of March 31, 2022 and December 31, 2021.
(3)Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of a securitization trust in consolidation.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Total income by geography:
United States	$73,445	$70,951
Europe	4,969	6,401
Total(1)	$78,414	$77,352

	March 31, 2022	December 31, 2021
Long-lived assets by geography:
United States	$548,749	$553,368
Europe	295,577	294,824
Total(2)	$844,326	$848,192
_________________________________________
(1)Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.
(2)Long-lived assets are comprised of real estate and real estate related intangible assets, and excludes financial instruments and assets held for sale.
18. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2022 and 2021 consist of the following (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$28,400	$(94,493)
Net (income) loss attributable to noncontrolling interests:
Investment Entities	(22)	226
Operating Partnership	(654)	1,953
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$27,724	$(92,314)

Numerator:
Net loss allocated to participating securities (non-vested shares)	$(110)	$(192)
Net income (loss) attributable to common stockholders	$27,614	$(92,506)

Denominator:
Weighted average shares outstanding - basic(1)	128,758	129,781
Weighted average shares outstanding - diluted	129,745	129,781

Net income (loss) per common share - basic and diluted	$0.21	$(0.71)
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 981,632 and 1,924,568 of restricted stock awards as of March 31, 2022 and March 31, 2021, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per common share.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
19. Subsequent Events
Dividends
In April 2022, the Company paid a quarterly cash dividend of $0.19 per share of Class A common stock for the quarter ending March 31, 2022, to stockholders of record on March 31, 2022.
Loan Originations
Subsequent to March 31, 2022, the Company funded six senior mortgage loans with a total commitment of $177.2 million. The average initial funded amount was $27.3 million and had a weighted average spread of 3.86% plus SOFR.
Stock Grant
Subsequent to March 31, 2022, the Company granted 1,456,366 shares of common stock to certain employees of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as the information contained in our Form 10-K for the year ended December 31, 2021, which is accessible on the SEC’s website at www.sec.gov.
Introduction
We are a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which we expect to be our primary investment strategy. Additionally, we may also selectively originate mezzanine loans and preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with our origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. We will continue to target net leased equity investments on a selective basis. Additionally, we hold investments in CRE debt securities consisting of commercial mortgage-backed securities (“CMBS”) that are “B-pieces” of a CMBS securitization pool which are subject to risk retention provisions through June 2022.
We were organized in the state of Maryland on August 23, 2017 and maintain key offices in New York, New York and Los Angeles, California. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all our activities and hold substantially all our assets and liabilities through our operating subsidiary, BrightSpire Capital Operating Company, LLC (the “OP”). At March 31, 2022, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% is owned as noncontrolling interests.
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
We believe that events in the financial markets from time to time, including the current and potential impacts of the COVID-19 pandemic, have created and will continue to create dislocation between price and intrinsic value in certain asset classes as well as a supply and demand imbalance of available credit to finance these assets. We believe that our in-depth understanding of CRE and real estate-related investments, in-house underwriting, asset management and resolution capabilities, provides an extensive platform to regularly evaluate our investments and determine primary, secondary or alternative disposition strategies. This includes intermediate servicing and negotiating, restructuring of non-performing investments, foreclosure considerations, management or development of owned real estate, in each case to reposition and achieve optimal value realization for the us and our stockholders. Depending on the nature of the underlying investment, we may pursue repositioning strategies through judicious capital investment in order to extract maximum value from the investment or recognize unanticipated losses to reinvest resulting liquidity in higher-yielding performing investments.
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
•Corporate—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility (the “Bank Credit Facility”), compensation and benefits and restructuring charges.
Our target assets are included in different business segments.
Significant Developments
During the three months ended March 31, 2022, and through May 5, 2022, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•Declared and paid a first quarter $0.19 per share dividend on April 15, 2022;
•Amended our Bank Credit Facility to reduce the aggregate amount of lender commitments from $300 million to $165 million. We also amended five of our Master Repurchase Facilities to reduce the minimum tangible net worth covenant requirement from $1.4 billion to $1.1 billion; and
•As of the date of this report, we have approximately $428 million of liquidity, consisting of $263 million cash on hand and $165 million available on our Bank Credit Facility.
Our Portfolio
•Generated U.S. GAAP net income of $27.7 million, or $0.21 per share and Distributable Earnings and Adjusted Distributable Earnings of $28.8 million, or $0.22 per share for the three months ended March 31, 2022;
•Funded 16 senior mortgage loans with a total commitment of $560.7 million. The average initial funded amount was $29.6 million and had a weighted average spread of SOFR plus 3.54%. We also funded one mezzanine loan with a total commitment of $28.2 million and an initial funded amount of $7.4 million. The mezzanine loan has a fixed interest rate of 12.00%;
•Received loan repayment proceeds of $223.7 million from five loans;
•Sold a net lease property and hotel property for a gross sales price of $19.6 million and $36.0 million, respectively, generating net proceeds of $10.7 million from the combined sales;

•Subsequent to March 31, 2022, we funded six senior mortgage loans with a total commitment of $177.2 million. The average initial funded amount was $27.3 million and had a weighted average spread of SOFR plus 3.86%;
•Subsequent to March 31, 2022, we received loan repayment proceeds of $98.2 million from four loans.
Factors Impacting Our Operating Results
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
The COVID-19 pandemic has created uncertainties that have and may continue to negatively impact our future operating results, liquidity and financial condition. However, we believe there are too many uncertainties to predict and quantify the continuing impact. The potential concerns and risks include, but are not limited to, mortgage borrowers’ ability to make monthly payments, lessees’ capacity to pay their rent, and the resulting impact on us to meet our obligations. Therefore, there can be no assurances that we will not need to take impairment charges in future quarters or experience further declines in revenues and net income, which could be material.
Impact of the Russia-Ukraine conflict and increases in market interest rates
In February 2022, conflict escalated between Russia and Ukraine. In response, the U.S., the U.K., and the European Union governments, among others, imposed financial and economic sanctions targeting Russia that, among other things, restrict transactions with Russian entities and individuals and trade and financing to, from, or in Russia and certain regions of Ukraine. Although we do not conduct any business, and have not originated any loans secured by assets, in Russia or Ukraine, the conflict may cause continued volatility in the capital markets, other adverse economic impacts due to additional sanctions, embargoes, regional instability and geopolitical shifts, and increased commodities prices and supply chain disruptions, any of which may negatively impact the business or operations of our borrowers and tenants and our business and results of operations.
On March 16, 2022, the Federal Open Market Committee (“FOMC”) of the Federal Reserve raised the target range for the federal funds rate by 0.25% to a range of 0.25% to 0.50%, the first rate increase since December 2018, stating the conflict is likely to create additional upward pressure on inflation and weigh on economic activity. The FOMC further signaled an expectation of ongoing increases in the federal funds rate at its future meetings in 2022. An increase in interest rates may result in the following impacts to our business operations:
–the value of fixed-rate investments may decrease;
–prepayments on certain assets in our portfolio may slow;
–coupons on our floating and adjustable-rate mortgage loans and CMBS may reset, although on a delayed basis, to higher interest rates;
–to the extent we use leverage to finance our assets, the interest expense associated with our borrowings may increase;
–to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements may increase; and
–disruptions to our borrowers’ and tenants’ ability to finance their activities, which could adversely impact their ability to make their monthly mortgage payments and meet their loan obligations.

Our Portfolio
As of March 31, 2022, our portfolio consisted of 125 investments representing approximately $4.6 billion in book value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 110 senior mortgage loans, mezzanine loans and preferred equity investments and had a weighted average cash coupon of 3.7% and a weighted average all-in unlevered yield of 5.0%. Our net leased and other real estate consisted of approximately 6.4 million total square feet of space and total first quarter 2022 net operating income (“NOI”) of that portfolio was approximately $17.1 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of March 31, 2022, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at BRSP share)(2)	Net book value (Consolidated)(3)	Net book value (at BRSP share)(4)
Our Portfolio
Senior mortgage loans	102	$3,629,415	$3,629,415	$894,559	$894,559
Mezzanine loans(5)	7	129,565	129,565	129,565	129,565
Preferred equity(5)(6)	1	16,200	16,200	16,200	16,200
Subtotal	110	3,775,180	3,775,180	1,040,324	1,040,324
Net leased real estate	8	660,561	660,561	182,781	182,781
Other real estate	2	177,886	164,380	1,290	933
CRE debt securities	4	36,154	36,154	36,154	36,154
Private equity interests	1	4,406	4,406	4,406	4,406
Total/Weighted average Our Portfolio	125	$4,654,187	$4,640,681	$1,264,955	$1,264,598
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Book value at our share represents the proportionate book value based on ownership by asset as of March 31, 2022.
(3)Net book value represents book value less any associated financing as of March 31, 2022.
(4)Net book value at our share represents the proportionate book value based on asset ownership less any associated financing based on ownership as of March 31, 2022.
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
Loan Risk Rankings
In addition to reviewing loans held for investment for impairment quarterly, we evaluate loans held for investment to determine if a current expected credit losses reserve should be established. In conjunction with this review, we assess the risk factors of each senior and mezzanine loans and preferred equity and assign a risk ranking based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, our loans held for investment are rated “1” through “5,” from less risk to greater risk. At the time of origination or purchase, loans held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows:

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
5.Impaired/Defaulted/Loss Likely—The loan is in default, or a default is imminent, and has a high risk of a principal loss, or has incurred a principal loss. The underlying property performance is significantly worse than underwritten expectation and sponsor has failed to execute its business plan. The property has significant vacancy and current cash flow does not support debt service. Local market fundamentals have significantly deteriorated resulting in depressed comparable property valuations versus underwriting.
As mentioned above, management considers several risk factors when assigning our risk rankings each quarter. We believe the long-term impacts of the COVID-19 pandemic remain uncertain, and therefore continue to represent a risk to our portfolio. During the first quarter of 2022, we added 17 new loans to our portfolio with a risk ranking of 3. Additionally, one loan improved from a risk ranking of 4 to a risk ranking of 3 and separately another loan declined from a 4 risk ranking to a 5 risk ranking. However, our weighted average risk ranking at March 31, 2022 is unchanged from December 31, 2021 at 3.1.
Senior and Mezzanine Loans and Preferred Equity
Our senior and mezzanine loans and preferred equity consists of senior mortgage loans, mezzanine loans and preferred equity interests, some of which have equity participation interests.
The following table provides a summary of our senior and mezzanine loans and preferred equity based on our internal risk rankings as of March 31, 2022 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior mortgage loans(2)	Mezzanine loans	Preferred equity	Total	% of Our Portfolio
2	15	$414,035	$—	$—	$414,035	11.0%
3	80	2,489,198	48,432	—	2,537,630	67.2%
4	13	755,097	40,098	16,200	811,395	21.5%
5	2	—	12,120	—	12,120	0.3%
	110	$3,658,330	$100,650	$16,200	$3,775,180	100.0%

Weighted average risk ranking						3.1
_________________________________________
(1)Carrying value at our share represents the proportionate book value based on ownership by asset as of March 31, 2022.
(2)Includes one mezzanine loan totaling $28.9 million where we are also the senior lender.
The following table provides asset level detail for our senior and mezzanine loans and preferred equity as of March 31, 2022 (dollars in thousands):

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Senior loans
Loan 1	Hotel	1/2/2018	San Jose, CA	$184,959	$184,959	Floating	4.8%	5.3%	11/9/2026	74%	4
Loan 2	Multifamily	6/21/2019	Milpitas, CA	184,565	184,234	Floating	3.1%	5.5%	7/9/2024	72%	3
Loan 3	Office	12/7/2018	Carlsbad, CA	120,000	120,000	Floating	4.3%	4.9%	12/9/2023	73%	3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Loan 4	Hotel	6/28/2018	Berkeley, CA	119,671	120,000	Floating	3.2%	5.2%	7/9/2025	66%	4
Loan 5(6)	Multifamily	6/18/2019	Santa Clara, CA	107,424	107,429	Floating	4.4%	7.1%	6/18/2024	70%	4
Loan 6	Office	2/17/2022	Boston, MA	80,024	81,000	Floating	3.8%	4.6%	3/9/2027	54%	3
Loan 7	Other (Mixed-use)	10/24/2019	Brooklyn, NY	75,690	75,693	Floating	4.0%	4.8%	11/9/2024	70%	3
Loan 8	Office	8/28/2018	San Jose, CA	73,147	73,147	Floating	2.5%	4.3%	8/28/2025	75%	3
Loan 9	Hotel	6/25/2018	Englewood, CO	73,000	73,000	Floating	3.5%	4.8%	2/9/2025	69%	3
Loan 10	Office	1/19/2021	Phoenix, AZ	71,955	72,460	Floating	3.6%	4.4%	2/9/2026	70%	3
Loan 11	Office	5/29/2019	Long Island City, NY	66,712	66,740	Floating	3.5%	5.9%	6/9/2024	59%	4
Loan 12	Office	4/5/2019	Long Island City, NY	65,759	65,759	Floating	3.3%	5.7%	4/9/2024	58%	4
Loan 13	Office	7/12/2019	Washington, D.C.	56,685	56,690	Floating	2.8%	5.5%	8/9/2024	68%	4
Loan 14	Office	2/13/2019	Baltimore, MD	55,828	55,828	Floating	3.5%	6.2%	2/9/2024	74%	4
Loan 15	Multifamily	12/23/2020	Salt Lake City, UT	50,930	51,100	Floating	3.2%	4.0%	1/9/2026	68%	2
Loan 16	Multifamily	3/8/2022	Austin, TX	48,735	49,125	Floating	3.3%	4.2%	3/9/2027	75%	3
Loan 17	Multifamily	7/19/2021	Dallas, TX	48,024	48,244	Floating	3.3%	4.2%	8/9/2026	74%	3
Loan 18	Multifamily	5/26/2021	Las Vegas, NV	45,264	45,464	Floating	3.4%	4.2%	6/9/2026	70%	3
Loan 19	Other (Mixed-use)	1/13/2022	New York, NY	44,775	45,190	Floating	3.5%	4.3%	2/9/2027	67%	3
Loan 20	Multifamily	11/30/2021	Phoenix, AZ	43,100	43,457	Floating	3.4%	4.6%	12/9/2026	74%	3
Loan 21	Multifamily	3/1/2021	Richardson, TX	42,943	43,227	Floating	3.4%	4.1%	3/9/2026	75%	3
Loan 22	Multifamily	7/15/2021	Jersey City, NJ	42,789	43,000	Floating	3.0%	3.8%	8/9/2026	66%	2
Loan 23	Multifamily	12/21/2020	Austin, TX	42,606	42,850	Floating	3.7%	5.0%	1/9/2026	54%	2
Loan 24	Multifamily	2/3/2021	Arlington, TX	41,921	41,977	Floating	3.6%	4.9%	2/9/2026	81%	2
Loan 25	Multifamily	3/22/2021	Fort Worth, TX	39,275	39,454	Floating	3.5%	4.3%	4/9/2026	83%	3
Loan 26	Office	11/23/2021	Tualatin, OR	38,161	38,547	Floating	3.9%	4.8%	12/9/2026	66%	3
Loan 27	Multifamily	12/7/2021	Denver, CO	37,767	38,108	Floating	3.2%	4.2%	12/9/2026	74%	3
Loan 28	Multifamily	3/25/2021	Fort Worth, TX	37,633	37,807	Floating	3.3%	4.1%	4/9/2026	82%	3
Loan 29	Multifamily	7/15/2021	Dallas, TX	35,579	35,860	Floating	3.1%	4.1%	8/9/2026	77%	3
Loan 30	Office	9/28/2021	Reston, VA	35,560	35,887	Floating	4.0%	5.0%	10/9/2026	68%	3
Loan 31	Multifamily	3/31/2022	Long Beach, CA	35,198	35,636	Floating	3.4%	4.2%	4/9/2027	74%	3
Loan 32	Office	11/17/2021	Dallas, TX	34,902	35,250	Floating	3.9%	4.8%	12/9/2025	61%	3
Loan 33	Multifamily	12/29/2020	Fullerton, CA	34,664	34,860	Floating	3.8%	4.8%	1/9/2026	70%	3
Loan 34	Multifamily	1/18/2022	Dallas, TX	34,351	34,596	Floating	3.5%	4.4%	2/9/2027	75%	3
Loan 35	Office	6/16/2017	Miami, FL	34,036	33,696	Floating	4.9%	5.6%	7/9/2022	68%	3
Loan 36	Multifamily	1/12/2022	Los Angeles, CA	33,984	34,380	Floating	3.4%	4.0%	2/9/2027	65%	3
Loan 37	Multifamily	9/28/2021	Carrollton, TX	33,590	33,908	Floating	3.1%	3.9%	10/9/2025	73%	3
Loan 38	Multifamily	3/16/2021	Fremont, CA	33,158	33,380	Floating	3.5%	4.4%	4/9/2026	76%	3
Loan 39	Office	6/2/2021	South Pasadena, CA	32,319	32,435	Floating	4.9%	5.9%	6/9/2026	69%	3
Loan 40	Multifamily	3/31/2021	Mesa, AZ	30,961	31,107	Floating	3.7%	4.6%	4/9/2026	83%	3
Loan 41	Multifamily	7/29/2021	Phoenix, AZ	30,924	31,200	Floating	3.3%	4.0%	8/9/2026	75%	3
Loan 42	Office	3/28/2019	San Jose, CA	30,762	30,762	Floating	3.0%	5.7%	4/9/2024	64%	2
Loan 43	Office	4/30/2021	San Diego, CA	30,444	30,700	Floating	3.6%	4.3%	5/9/2026	55%	3
Loan 44	Multifamily	5/5/2021	Dallas. TX	29,584	29,749	Floating	3.4%	4.3%	5/9/2026	68%	3
Loan 45	Multifamily	4/29/2021	Las Vegas, NV	29,094	29,241	Floating	3.1%	3.9%	5/9/2026	76%	2
Loan 46	Office	11/19/2021	Gardena, CA	28,136	28,505	Floating	3.5%	4.3%	12/9/2026	69%	3
Loan 47	Multifamily	7/13/2021	Plano, TX	27,927	28,090	Floating	3.1%	3.9%	2/9/2025	82%	3
Loan 48	Multifamily	5/27/2021	Houston, TX	27,836	28,000	Floating	3.0%	4.0%	6/9/2026	67%	3
Loan 49	Office	10/21/2021	Blue Bell, PA	27,797	27,930	Floating	3.7%	4.9%	11/9/2023	67%	3
Loan 50	Office	3/31/2022	Blue Bell, PA	27,130	27,447	Floating	4.2%	5.5%	4/9/2025	59%	3
Loan 51	Multifamily	12/16/2021	Fort Mill, SC	25,852	26,100	Floating	3.2%	3.9%	1/9/2027	71%	3
Loan 52	Multifamily	8/31/2021	Glendale, AZ	25,829	26,076	Floating	3.2%	3.9%	9/9/2026	75%	3
Loan 53	Office	2/26/2019	Charlotte, NC	25,814	26,052	Floating	3.3%	3.9%	7/9/2025	56%	2
Loan 54	Multifamily	2/17/2022	Long Beach, CA	25,122	25,415	Floating	3.4%	4.2%	3/9/2027	67%	3
Loan 55	Office	11/23/2021	Oakland, CA	24,762	25,000	Floating	4.2%	5.1%	12/9/2026	57%	3
Loan 56	Office	9/26/2019	Salt Lake City, UT	24,688	24,765	Floating	2.7%	5.0%	10/9/2024	72%	4

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Loan 57	Multifamily	5/13/2021	Phoenix, AZ	24,604	24,792	Floating	3.1%	3.8%	6/9/2026	76%	2
Loan 58	Office	12/7/2021	Hillsboro, OR	24,271	24,511	Floating	3.9%	4.8%	12/9/2024	68%	3
Loan 59	Multifamily	12/21/2021	Phoenix, AZ	24,072	24,325	Floating	3.5%	4.3%	1/9/2027	75%	3
Loan 60	Multifamily	1/29/2021	Charlotte, NC	23,354	23,500	Floating	3.5%	4.3%	2/9/2026	76%	3
Loan 61	Multifamily	3/31/2022	Louisville, KY	23,220	23,600	Floating	3.7%	4.6%	4/9/2027	72%	3
Loan 62	Multifamily	3/31/2022	Phoenix, AZ	23,005	23,265	Floating	3.7%	4.3%	4/9/2027	75%	3
Loan 63	Multifamily	3/8/2022	Glendale, AZ	22,990	23,260	Floating	3.5%	4.1%	3/9/2027	73%	3
Loan 64	Office	9/16/2019	San Francisco, CA	22,948	22,951	Floating	3.2%	5.7%	10/9/2024	72%	3
Loan 65	Multifamily	7/1/2021	Aurora, CO	22,932	23,124	Floating	3.1%	3.9%	7/9/2026	73%	3
Loan 66	Multifamily	3/25/2021	San Jose, CA	22,499	22,650	Floating	3.7%	4.4%	4/9/2026	70%	2
Loan 67	Multifamily	10/7/2021	Irving, TX	22,344	22,400	Floating	3.4%	4.3%	9/1/2024	70%	3
Loan 68	Multifamily	11/4/2021	Austin, TX	22,134	22,353	Floating	3.3%	4.0%	11/9/2026	71%	3
Loan 69	Office	8/27/2019	San Francisco, CA	21,508	21,509	Floating	2.8%	5.4%	9/9/2024	73%	4
Loan 70	Office	7/30/2021	Denver, CO	21,474	21,705	Floating	4.3%	5.1%	8/9/2026	66%	3
Loan 71	Multifamily	7/13/2021	Oregon City, OR	21,227	21,353	Floating	3.3%	4.0%	8/9/2026	73%	3
Loan 72	Multifamily	6/22/2021	Phoenix, AZ	21,081	21,262	Floating	3.2%	3.9%	7/9/2026	75%	2
Loan 73	Multifamily	2/25/2021	Raleigh, NC	20,916	21,072	Floating	3.3%	4.1%	3/9/2026	76%	2
Loan 74	Multifamily	3/31/2021	San Antonio, TX	20,007	20,148	Floating	3.1%	3.9%	4/9/2026	77%	3
Loan 75	Multifamily	9/22/2021	Denton, TX	19,226	19,351	Floating	3.2%	4.0%	10/9/2025	70%	3
Loan 76	Multifamily	12/21/2021	Gresham, OR	19,020	19,199	Floating	3.5%	4.5%	1/9/2027	74%	3
Loan 77	Hotel	7/30/2020	Bloomington, MN	18,843	18,843	Floating	5.0%	6.0%	5/9/2022	64%	3
Loan 78	Multifamily	8/6/2021	La Mesa, CA	18,830	18,957	Floating	2.9%	3.8%	8/9/2025	70%	3
Loan 79	Multifamily	1/12/2022	Austin, TX	18,787	18,977	Floating	3.4%	4.2%	2/9/2027	75%	3
Loan 80	Office	10/29/2020	Denver, CO	18,573	18,708	Floating	3.6%	4.7%	11/9/2025	64%	3
Loan 81	Multifamily	6/24/2021	Phoenix, AZ	18,388	18,548	Floating	3.4%	4.3%	7/9/2026	63%	3
Loan 82	Multifamily	9/1/2021	Bellevue, WA	18,110	18,250	Floating	2.9%	3.9%	9/9/2025	64%	3
Loan 83	Multifamily	7/14/2021	Salt Lake City, UT	17,774	17,874	Floating	3.3%	4.0%	8/9/2026	73%	3
Loan 84	Multifamily	6/25/2021	Phoenix, AZ	16,740	16,878	Floating	3.2%	3.9%	7/9/2026	75%	3
Loan 85	Industrial	3/25/2022	City of Industry, CA	15,924	16,129	Floating	3.3%	4.1%	4/9/2027	67%	3
Loan 86	Multifamily	11/24/2020	Tucson, AZ	15,863	15,873	Floating	3.6%	4.7%	12/9/2025	75%	2
Loan 87	Multifamily	3/28/2022	Los Angeles, CA	15,751	15,949	Floating	3.6%	4.4%	4/9/2027	70%	3
Loan 88	Multifamily	3/5/2021	Tucson, AZ	15,694	15,737	Floating	3.7%	4.6%	3/9/2026	72%	2
Loan 89	Office	10/13/2021	Burbank, CA	15,362	15,538	Floating	3.9%	4.7%	11/9/2026	57%	3
Loan 90	Multifamily	6/15/2021	Phoenix, AZ	15,312	15,392	Floating	3.3%	4.0%	7/9/2026	74%	3
Loan 91	Multifamily	3/31/2021	Albuquerque, NM	15,138	15,246	Floating	3.4%	4.1%	4/9/2026	76%	2
Loan 92	Office	11/16/2021	Charlotte, NC	14,503	14,687	Floating	4.4%	5.2%	12/9/2026	67%	3
Loan 93	Office	8/31/2021	Los Angeles, CA	14,388	14,570	Floating	5.0%	6.0%	9/9/2026	66%	3
Loan 94	Multifamily	2/8/2019	Las Vegas, NV	14,323	14,323	Floating	3.2%	5.7%	2/9/2024	71%	2
Loan 95	Multifamily	7/21/2021	Durham, NC	14,062	14,183	Floating	3.3%	4.0%	8/9/2026	58%	3
Loan 96	Multifamily	5/27/2021	Phoenix, AZ	13,977	14,086	Floating	3.1%	3.8%	6/9/2026	72%	3
Loan 97	Multifamily	2/11/2021	Provo, UT	13,352	13,442	Floating	3.8%	4.6%	3/9/2026	71%	3
Loan 98	Office	11/10/2021	Richardson, TX	13,298	13,400	Floating	4.0%	5.0%	12/9/2026	71%	3
Loan 99	Multifamily	7/28/2021	San Antonio, TX	13,269	13,369	Floating	3.3%	4.3%	8/9/2024	76%	3
Loan 100	Multifamily	4/9/2021	Phoenix, AZ	11,176	11,258	Floating	3.6%	4.3%	4/9/2026	75%	3
Loan 101	Multifamily	3/8/2022	Glendale, AZ	10,697	10,825	Floating	3.5%	4.1%	3/9/2027	73%	3
Loan 102	Industrial	3/21/2022	Commerce, CA	9,104	9,224	Floating	3.3%	4.1%	4/9/2027	71%	3
Total/Weighted average senior loans				$3,629,415	$3,647,112		3.5%	4.8%	11/11/2025	69%	3.1

Mezzanine loans
Loan 103(6)	Multifamily	12/3/2019	Milpitas, CA	$40,098	$40,164	Fixed	8.0%	13.3%	12/3/2024	49% – 71%	3
Loan 104(6)	Multifamily	7/11/2019	Placentia, CA	34,292	34,314	Fixed	8.0%	13.3%	7/11/2024	51% – 84%	3
Loan 105	Hotel	9/23/2019	Berkeley, CA	28,915	28,915	Fixed	11.5%	11.5%	7/9/2025	66% – 81%	4
Loan 106	Hotel	1/9/2017	New York, NY	12,120	12,000	Floating	11.0%	11.5%	9/9/2022	63% – 76%	5
Loan 107(6)	Multifamily	2/8/2022	Las Vegas, NV	9,660	10,120	Fixed	7.0%	12.3%	2/8/2027	56% – 79%	3
Loan 108	Multifamily	7/30/2014	Various - TX	4,480	4,480	Fixed	9.5%	9.5%	8/11/2024	71% – 83%	3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Loan 109(6)(7)	Other (Mixed-use)	9/1/2020	Los Angeles, CA	—	162,243	n/a (7)	n/a (7)	n/a (7)	7/9/2023	n/a	5
Total/Weighted average mezzanine loans				$129,565	$292,236		9.0%	12.5%	11/22/2024	58% – 78%	3.4

Preferred equity
Loan 110(8)	Industrial	9/1/2016	Various - U.S.	$16,200	$—	n/a	n/a	n/a	9/2/2027	n/a	4
Total/Weighted average preferred equity (9)				$16,200	$—			n/a	9/2/2027	n/a	4.0

Total/Weighted average senior and mezzanine loans and preferred equity - Our Portfolio				$3,775,180	$3,939,348		3.7%	5.0%	11/2/2025	n/a	3.1
_________________________________________
(1)Represents carrying values at our share as of March 31, 2022.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include USD 1-month London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”), which were 0.45% and 0.30%, respectively, as of March 31, 2022.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of March 31, 2022, for weighted average calculations.
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
(5)On a quarterly basis, the Company’s senior and mezzanine loans and preferred equity are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of March 31, 2022.
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
(7)Loan 109 is on nonaccrual status as of March 31, 2022; as such, no income is being recognized.
(8)Represents equity participation interest related to a preferred equity investment.
(9)Weighted average calculation for preferred equity excludes equity participation interests.
The following table details the types of properties securing our senior and mezzanine loans and preferred equity and geographic distribution as of March 31, 2022 (dollars in thousands):

	Book value (at BRSP share)
Collateral property type	Count	Senior mortgage loans	Mezzanine loans and preferred equity	Total	% of Total
Multifamily	68	$1,936,506	$88,531	$2,025,037	53.6%
Office	30	1,150,948	—	1,150,948	30.5%
Hotel	6	396,467	41,034	437,501	11.6%
Other (Mixed-use)(1)	3	120,465	—	120,465	3.2%
Industrial	3	25,029	16,200	41,229	1.1%
Total	110	$3,629,415	$145,765	$3,775,180	100.0%

	Book value (at BRSP share)
Region	Count	Senior mortgage loans	Mezzanine loans and preferred equity	Total	% of Total
US West	43	$1,637,843	$112,965	$1,750,808	46.4%
US Southwest	45	1,212,223	4,480	1,216,703	32.2%
US Northeast	11	543,189	12,120	555,309	14.7%
US Southeast	9	217,317	—	217,317	5.8%
US Midwest	2	18,843	16,200	35,043	0.9%
Total	110	$3,629,415	$145,765	$3,775,180	100.0%
_________________________________________
(1)Other includes commercial and residential development and predevelopment assets.

At March 31, 2022, our current expected credit loss reserve (“CECL”) calculated by our probability of default (“PD”)/loss given default (“LGD”) model for our outstanding loans and future loan funding commitments is $34.9 million, which is 0.85% of the aggregate commitment amount of our loan portfolio. This represents a decrease of $0.9 million from $35.8 million at December 31, 2021. The decrease was primarily driven by loan repayments and improved operating performance of the underlying collateral on certain loans, partially offset by day one reserves on newly originated loans during the first quarter.
Asset Specific Loan Summaries
Berkeley, California Hotel Senior Loan and Mezzanine Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q1 Risk ranking
Loan 4	Senior	Hotel	6/28/2018	$119,671	$120,000	Floating	3.2%	5.2%	7/9/2025	66%	4
Loan 105	Mezzanine	Hotel	9/23/2019	28,915	28,915	Fixed	11.5%	11.5%	7/9/2025	66% -81%	4
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
The hotel partially re-opened in August 2020 and shortly thereafter began generating cash flow. Operating performance steadily improved in 2021 at the Berkeley Hotel. Due to seasonality, cash flows during certain months have been insufficient to service the debt. The borrower has supported debt service out-of-pocket, as they have previously during the pandemic, and the borrower anticipates cash flow exceeding debt service during the second quarter of 2022. Given mutual cooperation and commitment by the borrower, we entered into an amendment to delay the debt service hurdle test until the loan maturity in July 2023 upon the borrower funding two additional months of interest to the interest reserve, bringing the total interest reserve balance to three months of interest on both the senior and mezzanine loans. COVID-19 cases and regulations in California continue to impact the local economy, which may influence future borrower actions and support at the Berkeley Hotel and have a negative impact on performance of the asset and the value of our investment interest.
Long Island City, New York Office Senior Loans

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q1 Risk ranking
Loan 11	Senior	Office	5/29/2019	$66,712	$66,740	Floating	3.5%	5.9%	6/9/2024	59%	4
Loan 12	Senior	Office	4/5/2019	65,759	65,759	Floating	3.3%	5.7%	4/9/2024	58%	4
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
We originated two senior mortgage loans on two transitional office properties to the same sponsorship group. However, the borrowing entities are unrelated and the loans are neither cross-collateralized nor cross defaulted.
The New York City metro office markets have experienced substantial increases in vacancy rates due to the COVID-19 pandemic. The Long Island City market has experienced further increases in vacancy as newly developed or renovated properties have become available for leasing. Additionally, the availability of significant sub-lease space in Long Island City has created additional supply at below market rents. Currently there is increasing confidence among market participants that office demand will increase in the near future, once tenants solidify their return-to-work plans. However, the timeline may not be rapid enough to remedy the negative impact on sponsor’s business plans and leasing activity for these two properties. As such, the underlying individual property cash flows are insufficient to cover their respective debt service payments. Since March 2021 and as recently as January 2022, we have worked with the borrower on Loan 11 and Loan 12, as applicable, to use certain future funding advances from the tenant improvements and leasing costs account to be used for interest carry and operations shortfalls, provided that the borrower would deposit an incremental six months of deposits for interest and carry reserves on such loans as additional protection.

In regard to leasing, as of March 31, 2022, Loan 11 has in-place leases for 10% of the property and Loan 12 has in-place leases for 30% of the property. Additionally, both loans generate incremental revenue from license agreements for rooftop signage. Loan 12 also generates incremental revenue from a license agreement for antenna space. It is possible that uncertain market conditions and borrower actions may result in a future valuation impairment or investment loss.
New York, New York Hotel Mezzanine Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q1 Risk ranking
Loan 106	Mezzanine	Hotel	1/9/2017	$12,120	$12,000	Floating	11.0%	11.5%	9/9/2022	63% - 76%	5
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
We originated a $12.0 million mezzanine loan in 2017 in conjunction with a third party first mortgage loan of $60.0 million to finance the acquisition and capital improvements of a 289 key hotel located in New York City (the “New York Hotel”). The hotel features a full-service restaurant, meeting rooms, fitness center and business center. The sponsor acquired the hotel in 2017 for a purchase price of $95.0 million. In 2019, the hotel underwent a brand conversion.
As a result of COVID-19, hotel occupancy declined significantly starting in March 2020. However, in May 2020 the hotel obtained a contract with a government housing authority to lease rooms. The contract is on a month-to-month basis and currently remains active. It has been reported that the government authority would vacate certain hotels and return the residents to shelters, but in several instances the moves have been postponed and the length of stay at the New York Hotel remains uncertain. While the government authority contract provided rental revenue and stability during the pandemic, the receipt of payment from the government authority has often times been delayed, creating financial strain on the sponsor to support operating expenses and debt service out-of-pocket. The sponsor is currently unable to meet the reserve funding required for the extension of the March 2022 maturity date on both the senior and mezzanine loans. Default and reservation of rights letters have been issued by both lenders as a prudent measure. If the past due payments are received, it is anticipated that there will be sufficient funds to bring the New York Hotel loan current and satisfy the extension requirements. It is possible that uncertain market conditions and borrower actions may result in a future valuation impairment or investment loss.
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
As of March 31, 2022, $824.9 million or 17.8% of our assets were invested in net leased and other real estate properties and these properties were 97.0% occupied. The following table presents our net leased and other real estate investments as of March 31, 2022 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the year ended March 31, 2022(3)
Net leased real estate	8	$660,561	$12,934
Other real estate	2	164,380	4,159
Total/Weighted average net leased and other real estate	10	$824,941	$17,093
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of March 31, 2022; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI. Includes $0.2 million that relates to properties that were sold during 2022.

The following table provides asset-level detail of our net leased and other real estate as of March 31, 2022:

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)
Net leased real estate
Net lease 1	Office	Stavenger, Norway	1	1,290,926 RSF	100%	8.4
Net lease 2	Industrial	Various - U.S.	2	2,787,343 RSF	100%	16.4
Net lease 3	Office	Aurora, CO	1	183,529 RSF	100%	0.6
Net lease 4	Office	Indianapolis, IN	1	338,000 RSF	100%	8.9
Net lease 5	Retail	Various - U.S.	7	319,600 RSF	100%	4.7
Net lease 6	Retail	Keene, NH	1	45,471 RSF	100%	6.8
Net lease 7	Retail	Fort Wayne, IN	1	50,000 RSF	100%	2.4
Net lease 8	Retail	South Portland, ME	1	52,900 RSF	100%	9.1
Total/Weighted average net leased real estate			15	5,067,769 RSF	100%	10.9

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	847,604 RSF	87%	3.2
Other real estate 2	Office	Warrendale, PA	5	496,414 RSF	82%	3.8
Total/Weighted average other real estate			12	1,344,018 RSF	85%	3.4

Total/Weighted average net leased and other real estate			27
_________________________________________
(1)Rentable square feet based on carry value at our share as of March 31, 2022.
(2)Represents the percent leased as of March 31, 2022. Weighted average calculation based on carrying value at our share as of March 31, 2022.
(3)Based on in-place leases (defined as occupied and paying leases) as of March 31, 2022 and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of March 31, 2022.
Asset Specific Net Leased Summaries
Stavenger, Norway Office Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 1	Office	Stavenger, Norway	1	1,290,926 RSF	100%	8.4
In July 2018, we acquired a class A office campus in Stavenger, Norway (the “Norway Net Lease”) for $320 million. This property is 100% occupied by a single tenant that is rated investment grade AA-/Aa2 from S&P and Moody’s, respectively. The property serves as their global headquarters. The Norway Net Lease requires the tenant to pay for all real estate related expenses, including operational expenditures, capital expenditures and municipality taxes. The Norway Net Lease has a weighted average remaining lease term of nine years and the tenant has the option to extend for two 5-year periods at the same terms with rent adjusted to market rent. The Norway Net Lease also has annual rent increases based on the Norwegian CPI Index. Our tenant has injected a significant amount of capital into improvements of the property over the past 10 years. Financing on the Norway Net Lease consists of a mortgage payable of $183.7 million with a fixed rate of 3.9%, which matures in June 2025. The tenant has made all rent payments and is current on all its financial obligations under the lease. Both the lease payments and mortgage debt service are NOK denominated currency. We maintain a series of USD-NOK forward swaps for a total notional amount of 274 million NOK in order to minimize our foreign currency cash flow risk. These forward swaps occur quarterly through May 2024, where we have agreed to sell NOK and buy USD at a locked in forward curve rate.
Warehouse Distribution Portfolio Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 2	Industrial	Various - U.S.	2	2,787,343 RSF	100%	16.4
In August 2018 we acquired two warehouse distribution facilities located in Tracy, California and Tolleson, Arizona (the “Warehouse Distribution Portfolio”) for $292 million. These two properties are 100% occupied by a single tenant that is rated investment grade Ba1 from Moody’s. The tenant is a national grocer and these properties form a part of its national distribution network. The Warehouse Distribution Portfolio lease (the “Warehouse Distribution Portfolio Lease”) requires the tenant to pay for all real estate related expenses, including operational expenditures, capital expenditures and taxes. The tenant has invested a significant amount of capital expenditures into each property over the past few years and has plans for additional capital expenditures in 2022. The Warehouse Distribution Portfolio Lease has a remaining lease term of 16.4 years ending in 2038. The tenant has the option to extend the lease for nine 5-year periods at the same terms with rent adjusted to market rent. The Warehouse Distribution Portfolio Lease also has annual rent increases of 1.5%. Financing on the Warehouse Distribution Portfolio consists of mortgage and mezzanine debt for a total combined amount payable of $200 million. The debt is interest only at a blended fixed rate of 4.8% and matures in September 2028. The debt has a defeasance provision for any early loan prepayment. The tenant has made all rent payments and is current on all its financial obligations under the Warehouse Distribution Portfolio Lease.
The Warehouse Distribution Portfolio has generated net operating income for the three months ended March 31, 2022 of $5.1 million; and the asset value on our consolidated balance sheet is $260.4 million as of March 31, 2022.
CRE Debt Securities
The following table presents an overview of our CRE debt securities as of March 31, 2022 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term	Ratings
“B-pieces” of CMBS securitization pools	4	$36,154	2.8%	12.9%	5.2	—
Total/Weighted Average	4	$36,154	2.8%	12.9%	5.2	—
_________________________________________
(1)Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.

Results of Operations
The following table summarizes our portfolio results of operations for the three months ended March 31, 2022 and December 31, 2021 (dollars in thousands):

	Three Months Ended March 31,	Three Months Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%
Net interest income
Interest income	$44,570	$49,469	$(4,899)	(9.9)%
Interest expense	(16,072)	(15,035)	(1,037)	6.9%
Interest income on mortgage loans held in securitization trusts	9,375	9,724	(349)	(3.6)%
Interest expense on mortgage obligations issued by securitization trusts	(8,488)	(8,504)	16	(0.2)%
Net interest income	29,385	35,654	(6,269)	(17.6)%

Property and other income
Property operating income	24,168	25,737	(1,569)	(6.1)%
Other income	276	232	44	19.0%
Total property and other income	24,444	25,969	(1,525)	(5.9)%

Expenses
Property operating expense	6,724	8,151	(1,427)	(17.5)%
Transaction, investment and servicing expense	1,124	537	587	n.m.
Interest expense on real estate	7,556	7,900	(344)	(4.4)%
Depreciation and amortization	8,594	8,015	579	7.2%
Decrease of CECL reserve	(866)	(6,626)	5,760	(86.9)%
Compensation and benefits	8,225	7,406	819	11.1%
Operating expense	4,349	4,144	205	4.9%
Total expenses	35,706	29,527	6,179	20.9%

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	9,883	(9,883)	(100.0)%
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(13,240)	13,240	(100.0)%
Other gain, net	10,288	61,555	(51,267)	(83.3)%
Income before equity in earnings of unconsolidated ventures and income taxes	28,411	90,294	(61,883)	(68.5)%
Equity in earnings of unconsolidated ventures	25	1,128	(1,103)	(97.8)%
Income tax expense	(36)	(6,146)	6,110	(99.4)%
Net income	$28,400	$85,276	$(56,876)	(66.7)%

Comparison of Three Months Ended March 31, 2022 and December 31, 2021
Net Interest Income
Interest income
Interest income decreased by $4.9 million to $44.6 million for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. The decrease was primarily related to $4.1 million received in non-recurring profit participation income received in the three months ended December 31, 2021 and $4.3 million due to loan repayments which was partially offset by $4.6 million in interest from new loan originations during the three months ended March 31, 2022.
Interest expense
Interest expense increased by $1.0 million to $16.1 million for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. The increase was primarily due to $1.6 million related to financing for loan originations partially offset by $0.3 million related to payoffs of financing in connection with loan repayments.

Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $0.3 million to $0.9 million for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021. The decrease was primarily due to decreased interest income on the retained investments in the subordinate tranches of securitization trusts.
Property and other income
Property operating income
Property operating income decreased by $1.6 million to $24.2 million for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021. The decrease was primarily due to two property sales during the first quarter of 2022, partially offset by increased tenant reimbursement income.
Other income
Other income of $0.3 million and $0.2 million was recorded for the three months ended March 31, 2022 and the three months ended December 31, 2021, respectively. This primarily relates to special servicing income associated with a securitization trust.
Expenses
Property operating expense
Property operating expense decreased by $1.4 million to $6.7 million for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021. The decrease was primarily due to two property sales in the first quarter of 2022.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $0.6 million to $1.1 million for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021, primarily due to $0.5 million in expenses relating to a joint venture investment.
Interest expense on real estate
Interest expense on real estate decreased by $0.3 million to $7.6 million for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021. The decrease was primarily due to repayments of mortgage loans secured by two properties sold.
Depreciation and amortization
Depreciation and amortization expense increased by $0.6 million to $8.6 million for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021. This was the result of a decrease in depreciation recorded in the fourth quarter of 2021 on one property.
CECL Reserve
We recorded a reversal of our CECL reserve of $0.9 million and $6.6 million for the three months ended March 31, 2022 and the three months ended December 31, 2021, respectively. The reversal of CECL for the three months ended March 31, 2022 was driven by improved operating performance of the underlying collateral of certain loans and repayments, partially offset by reserves on newly originated loans.
Compensation and benefits
Compensation and benefits increased by $0.8 million to $8.2 million for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021. The increase is primarily due to annual salary increases and severance costs incurred during the first quarter of 2022.
Operating expense
Operating expense increased by $0.2 million to $4.3 million for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021. The increase was primarily due to higher non-recurring costs incurred during the first quarter of 2022.

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the three months ended March 31, 2022, we recorded no unrealized gain or loss on mortgage loans and obligations held in securitization trusts, net. During the three months ended December 31, 2021, we recorded an unrealized gain of $9.9 million on mortgage loans and obligations held in securitization trusts, net which represents the reversal of unrealized losses upon the sale of an underlying loan in the securitization trust and the change in fair value of the assets and liabilities of the securitization trusts consolidation as a result of our investment in the subordinate tranches of the securitization trusts.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the three months ended March 31, 2022, we recorded no realized gain or loss on mortgage loans and obligations held in securitization trusts, net. During the three months ended December 31, 2021, we experienced a $13.2 million realized loss on mortgage loans and obligations held in securitization trusts, net primarily due to the realized loss upon sale of an underlying loan in the securitization trust.
Other gain, net
During the three months ended March 31, 2022, we recorded other gain, net of $10.3 million primarily due to two property sales in the first quarter of 2022. During the three months ended December 31, 2021, we recorded other gain, net of $61.6 million primarily relating to the realized gain on the sale of five co-investment assets to managed vehicles of Fortress Investment Group LLC.
Equity in earnings (loss) of unconsolidated ventures
Equity in earnings of unconsolidated ventures decreased by $1.1 million for the three months ended March 31, 2022 due to the sale of an equity method investment in the fourth quarter of 2021.
Income tax expense
Income tax expense decreased by $6.1 million for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021. This was due to a $6.1 million income tax expense recorded in the fourth quarter of 2021 relating to the sale of a hotel investment in Austin, Texas.

	Three Months Ended March 31,			Increase (Decrease)
	2022	2021	Amount	%
Net interest income
Interest income	$44,570	$34,374	$10,196	29.7%
Interest expense	(16,072)	(12,495)	(3,577)	28.6%
Interest income on mortgage loans held in securitization trusts	9,375	19,689	(10,314)	(52.4)%
Interest expense on mortgage obligations issued by securitization trusts	(8,488)	(17,336)	8,848	(51.0)%
Net interest income	29,385	24,232	5,153	21.3%

Property and other income
Property operating income	24,168	25,722	(1,554)	(6.0)%
Other income	276	45	231	n.m.
Total property and other income	24,444	25,767	(1,323)	(5.1)%

Expenses
Management fee expense	—	7,258	(7,258)	(100.0)%
Property operating expense	6,724	8,111	(1,387)	(17.1)%
Transaction, investment and servicing expense	1,124	2,288	(1,164)	(50.9)%
Interest expense on real estate	7,556	8,633	(1,077)	(12.5)%
Depreciation and amortization	8,594	9,539	(945)	(9.9)%
Increase (decrease) of CECL reserve	(866)	3,225	(4,091)	n.m.
Compensation and benefits	8,225	6,786	1,439	21.2%
Operating expense	4,349	5,809	(1,460)	(25.1)%
Restructuring charges	—	109,171	(109,171)	(100.0)%
Total expenses	35,706	160,820	(125,114)	(77.8)%

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	8,638	(8,638)	(100.0)%
Other gain, net	10,288	8,367	1,921	23.0%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	28,411	(93,816)	122,227	n.m.
Equity in earnings (loss) of unconsolidated ventures	25	(2,478)	2,503	n.m.
Income tax benefit (expense)	(36)	1,801	(1,837)	n.m.
Net income (loss)	$28,400	$(94,493)	$122,893	n.m.

Comparison of Three Months Ended March 31, 2022 and March 31, 2021
Net Interest Income
Interest income
Interest income increased by $10.2 million to $44.6 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily due to $17.6 million in interest from new loan originations, partially offset by $8.0 million related to loan repayments.
Interest expense
Interest expense increased by $3.6 million to $16.1 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was driven by $6.8 million related to financing for loan originations and was partially offset by $3.2 million related to payoffs of financings in connection with loan repayments, lower deferred financings costs, and unused fees on our Bank Credit Facility.

Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $1.5 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to the sale of the retained interest of a securitization trust during 2021.
Property and other income
Property operating income
Property operating income decreased by $1.6 million to $24.2 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease was primarily due to the sale of an industrial portfolio in the first quarter of 2021 and two property sales in the first quarter of 2022.
Other income
Other income of $0.3 million was recorded during the three months ended March 31, 2022, which primarily relates to special servicing income associated with a securitization trust. During the three months ended March 31, 2021, we recorded de minimis other income.
Expenses
Management fee expense
Management fee expense decreased by $7.3 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease is due to the termination of the management agreement (the “Management Agreement”) with our former manager (the “Manager”), a subsidiary of DigitalBridge Group, Inc. that occurred in April 2021.
Property operating expense
Property operating expense decreased by $1.4 million to $6.7 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease was primarily due to the sale of an industrial portfolio in the first quarter of 2021 and two property sales in the first quarter of 2022.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $1.2 million to $1.1 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to higher franchise tax refunds received in the first quarter of 2021.
Interest expense on real estate
Interest expense on real estate decreased by $1.1 million to $7.6 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease was primarily due to repayments of mortgage loans secured by an industrial portfolio that was sold in the first quarter of 2021.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.9 million to $8.6 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease was primarily due to a hotel property classified as held for sale in the second quarter 2021.
Increase (decrease) of CECL reserve
We recorded a reversal of our CECL reserve of $0.9 million and recorded a CECL reserve of $3.2 million for the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively. The reversal of CECL reserve for the three months ended March 31, 2022 was driven by improved operating performance of the underlying collateral of certain loans and repayments, partially offset by reserves on newly originated loans.
Compensation and benefits
Compensation and benefits increased by $1.4 million to $8.2 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The change is due to our hiring of employees following the termination of the Management Agreement in April 2021.

Operating expense
Operating expense decreased by $1.5 million to $4.3 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This decrease was due to lower operating expenses following the internalization of our management and operating functions (the “Internalization”) on April 30, 2021.
Restructuring Charges
During the three months ended March 31, 2021, we recorded $109.2 million in restructuring costs related to the termination of our Management Agreement with our previous Manager. This consisted of a one-time cash payment of $102.3 million to our previous Manager paid on April 30, 2021 and $6.9 million in additional restructuring costs consisting primarily of fees paid for legal and investment banking advisory services.
Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the three months ended March 31, 2022, we recorded no unrealized gain or loss on mortgage loans and obligations held in securitization trusts, net. During the three months ended March 31, 2021, we recorded an unrealized gain of $8.6 million on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidated as a result of our investment in the subordinate tranches of these securitization trusts.
Other gain, net
During the three months ended March 31, 2022, we recorded other gain, net of $10.3 million, primarily due to realized gains on two property sales in the first quarter of 2022. During the three months ended March 31, 2021, we recorded other gain, net of $8.4 million, primarily due to a realized gain on the sale of an industrial portfolio in the first quarter of 2021.
Equity in earnings (loss) of unconsolidated ventures
Equity in earnings (loss) of unconsolidated ventures increased by $2.5 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This was primarily due to recording our proportionate share of fair value losses on one unconsolidated venture in the first quarter of 2021, partially offset by the sale of one unconsolidated venture in the fourth quarter of 2021.
Income tax benefit (expense)
Income tax benefit decreased by $1.8 million to an expense for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to a tax capital loss carryback relating to private equity investments recorded in the first quarter of 2021.
Book Value Per Share
The following table calculates our GAAP book value per share and undepreciated book value per share ($ in thousands, except per share data):

	March 31, 2022	December 31, 2021
Stockholders’ Equity excluding noncontrolling interests in investment entities	$1,494,536	$1,489,843
Shares
Class A common stock	129,633	129,769
OP units	3,076	3,076
Total outstanding	132,709	132,845
GAAP book value per share	$11.26	$11.22
Accumulated depreciation and amortization per share	$1.10	$1.15
Undepreciated book value per share	$12.36	$12.37

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
We define Distributable Earnings as U.S. GAAP net income (loss) attributable to our common stockholders (or, without duplication, the owners of the common equity of our direct subsidiaries, such as our OP) and excluding (i) non-cash equity compensation expense, (ii) the expenses incurred in connection with our formation or other strategic transactions, (iii) the incentive fee, (iv) acquisition costs from successful acquisitions, (v) gains or losses from sales of real estate property and impairment write-downs of depreciable real estate, including unconsolidated joint ventures and preferred equity investments, (vi) CECL reserves determined by probability of default/loss given default (“PD/LGD”) model, (vii) depreciation and amortization, (viii) any unrealized gains or losses or other similar non-cash items that are included in net income for the current quarter, regardless of whether such items are included in other comprehensive income or loss, or in net income, (ix) one-time events pursuant to changes in U.S. GAAP and (x) certain material non-cash income or expense items that in the judgment of management should not be included in Distributable Earnings. For clauses (ix) and (x), such exclusions shall only be applied after approval by a majority of our independent directors. Distributable Earnings include CECL reserves when realized. Loan losses are realized when such amounts are deemed nonrecoverable at the time the loan is repaid, or if the underlying asset is sold following foreclosure, or if we determine that it is probable that all amounts due will not be collected; realized loan losses to be included in Distributable Earnings is the difference between the cash received, or expected to be received, and the book value of the asset.
Additionally, we define Adjusted Distributable Earnings as Distributable Earnings excluding (i) realized gains and losses on asset sales, (ii) fair value adjustments, which represent mark-to-market adjustments to investments in unconsolidated ventures based on an exit price, defined as the estimated price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants, (iii) unrealized gains or losses, (iv) realized CECL reserves and (v) one-time gains or losses that in the judgement of management should not be included in Adjusted Distributable Earnings. We believe Adjusted Distributable Earnings is a useful indicator for investors to further evaluate and compare our operating performance to our peers and our ability to pay dividends, net of the impact of any gains or losses on assets sales or fair value adjustments, as described above.
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
The following table presents a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$27,724	$(92,314)
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	654	(1,953)
Non-cash equity compensation expense	1,880	4,262
Transaction costs	—	109,171
Depreciation and amortization	8,603	9,758
Net unrealized loss (gain):
Other unrealized loss (gain) on investments	1,448	(8,372)
CECL reserves	(866)	3,225
Gain on sales of real estate, preferred equity and investments in unconsolidated joint ventures	(10,503)	(9,782)
Adjustments related to noncontrolling interests	(165)	(175)
Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$28,775	$13,820
Adjustments:
Fair value adjustments	$—	$3,305
Realization of CRE debt securities mark-to-market loss	—	990
Realized gain on CRE debt securities sales	—	(131)
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$28,775	$17,984
Distributable Earnings (Loss) per share(1)	$0.22	$0.10
Adjusted Distributable Earnings per share(1)	$0.22	$0.14
Weighted average number of common shares and OP units(1)	132,821	132,857
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the three months ended March 31, 2022 and 2021, weighted average number of common shares includes 3.1 million OP units.
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

The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$27,724	$(92,314)
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	(16,242)	101,412
Net income (loss) attributable to noncontrolling interests in investment entities	22	(132)
Amortization of above- and below-market lease intangibles	(41)	183
Interest income	—	9
Interest expense on real estate	7,556	8,632
Other income	—	(34)
Transaction, investment and servicing expense	100	(12)
Depreciation and amortization	8,551	9,539
Operating expense	32	31
Other gain on investments, net	(10,369)	(9,496)
Income tax expense (benefit)	69	(25)
NOI attributable to noncontrolling interest in investment entities	(309)	(3,998)
Total NOI, at share	$17,093	$13,795
________________________________________
(1)Net loss attributable to non-net leased and other real estate portfolio includes net (income) loss on our senior and mezzanine loans and preferred equity, CRE debt securities and corporate business segments.
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
Financing Strategy
We have a multi-pronged financing strategy that included an up to $165 million secured revolving credit facility as of March 31, 2022, up to approximately $2.1 billion in secured revolving repurchase facilities, $1.5 billion in non-recourse securitization financing, $654 million in commercial mortgages and $65 million in other asset-level financing structures (refer to “Bank Credit Facility” section below for further discussion). In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	March 31, 2022	December 31, 2021
Debt-to-equity ratio(1)	2.1x	2.0x
_________________________________________
(1)Represents (i) total outstanding secured debt less cash and cash equivalents of $246.1 million and $259.7 million at March 31, 2022 and December 31, 2021, respectively to (ii) total equity, in each case, at period end.
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
Furthermore, as discussed in greater detail above under “Factors Impacting Our Operating Results—Impact of the Russia-Ukraine conflict and increases in market interest rates,” a rising interest rate environment will result in increased interest expense on our variable rate debt that is not hedged and may result in disruptions to our borrowers’ and tenants’ ability to finance their activities, which could similarly adversely impact their ability to make their monthly mortgage payments and meet their loan obligations.
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
On January 28, 2022, BrightSpire Capital Operating Company, LLC (“BrightSpire OP”) (together with certain subsidiaries of BrightSpire OP from time to time party thereto as borrowers, collectively, the “Borrowers”) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the several lenders from time to time party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide a revolving credit facility in the aggregate principal amount of up to $165.0 million, of which up to $25.0 million is available as letters of credit. Loans under the Credit Agreement may be advanced in U.S. dollars and certain foreign currencies, including euros, pounds sterling and swiss francs. The Credit Agreement amended and restated BrightSpire OP’s prior $300.0 million revolving credit facility that would have matured on February 1, 2022.
The Credit Agreement also includes an option for the Borrowers to increase the maximum available principal amount to up to $300.0 million, subject to one or more new or existing Lenders agreeing to provide such additional loan commitments and satisfaction of other customary conditions.
Advances under the Credit Agreement accrue interest at a per annum rate equal to, at the applicable Borrower’s election, either (x) an adjusted SOFR rate plus a margin of 2.25%, or (y) a base rate equal to the highest of (i) the Wall Street Journal’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted SOFR rate plus 1.00%, plus a margin of 1.25%. An unused commitment fee at a rate of 0.25% or 0.35%, per annum, depending on the amount of facility utilization, applies to un-utilized borrowing capacity under the Credit Agreement. Amounts owed under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a SOFR rate election is in effect.
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of March 31, 2022, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million commitment. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time BrightSpire OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two (2) additional terms of six (6) months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
The obligations of the Borrowers under the Credit Agreement are guaranteed pursuant to a Guarantee and Collateral Agreement by substantially all material wholly owned subsidiaries of BrightSpire OP (the “Guarantors”) in favor of the Administrative Agent (the “Guarantee and Collateral Agreement”) and, subject to certain exceptions, secured by a pledge of substantially all equity interests owned by the Borrowers and the Guarantors, as well as by a security interest in deposit accounts of the Borrowers and the Guarantors in which the proceeds of investment asset distributions are maintained.
The Credit Agreement contains various affirmative and negative covenants, including, among other things, the obligation of the Company to maintain REIT status and be listed on the New York Stock Exchange, and limitations on debt, liens and restricted payments. In addition, the Credit Agreement includes the following financial covenants applicable to BrightSpire OP and its consolidated subsidiaries: (a) minimum consolidated tangible net worth of BrightSpire OP to be greater than or equal to the sum of (i) $1,112,000,000 and (ii) 70% of the net cash proceeds received by BrightSpire OP from any offering of its common equity after September 30, 2021 and of the net cash proceeds from any offering by the Company of its common equity to the extent such proceeds are contributed to BrightSpire OP, excluding any such proceeds that are contributed to BrightSpire OP within ninety (90) days of receipt and applied to acquire capital stock of BrightSpire OP; (b) BrightSpire OP’s ratio of EBITDA plus lease expenses to fixed charges for any period of four (4) consecutive fiscal quarters to be not less than 1.50 to 1.00; (c) BrightSpire OP’s minimum interest coverage ratio to be not less than 3.00 to 1.00; and (d) BrightSpire OP’s ratio of consolidated total debt to consolidated total assets to be not more than 0.80 to 1.00. The Credit Agreement also includes customary events of default, including, among other things, failure to make payments when due, breach of covenants or representations, cross default to material indebtedness, material judgment defaults, bankruptcy matters involving any Borrower or any Guarantor and certain change of control events. The occurrence of an event of default will limit the ability of BrightSpire OP and its subsidiaries to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.
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
During the first quarter of 2022, we entered into amendments under our five Master Repurchase Facilities and/or associated guarantees to reduce the minimum tangible net worth covenant requirement from $1.35 billion to $1.11 billion.
Additionally, during the first quarter of 2022, we entered into amendments under four of our Master Repurchase Facilities to expand the eligibility criteria to allow for loans indexed to SOFR, and to allow for borrowings under those facilities to also be indexed to SOFR.
As of March 31, 2022, we had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The CMBS Credit Facilities were undrawn as of March 31, 2022.

The following table presents a summary of our Master Repurchase and Bank Credit Facilities as of March 31, 2022 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$400,000	$126,015	4.0	LIBOR/SOFR + 1.89%
Bank 3	600,000	371,044	1.0	LIBOR/SOFR + 1.94%
Bank 7	500,000	382,497	3.0	LIBOR/SOFR + 1.76%
Bank 8	250,000	158,503	1.2	LIBOR/SOFR + 2.18%
Bank 9	300,000	161,730	4.1	LIBOR/SOFR + 1.73%
Total Master Repurchase Facilities	2,050,000	1,199,789

Bank Credit Facility	165,000	—	4.8	SOFR + 2.25%

Total Facilities	$2,215,000	$1,199,789
_________________________________________
(1)The Company utilized the Secured Overnight Financing Rate (“SOFR”) for all deals beginning January 1, 2022.

The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase and Bank Credit Facilities (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
March 31, 2022	$1,052,455	$1,199,789	$1,199,789
December 31, 2021	731,792	905,122	905,122
September 30, 2021	780,625	558,461	622,961
June 30, 2021	895,356	1,002,789	1,002,789
March 31, 2021	661,573	787,923	787,923
The increase in our end of period UPB from December 31, 2021 to March 31, 2022 was driven by our 16 senior loan originations and financing obtained on a hotel loan partially offset by loan repayments during the first quarter of 2022.
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
In October 2019, we executed a securitization transaction through our wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.4 million of investment grade notes. As of March 31, 2022, the securitization reflects an advance rate of 82.8% at a weighted average cost of funds of adjusted term SOFR plus 1.61% (before transaction expenses) and is collateralized by a pool of 24 senior loan investments.
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
As of February 19, 2022, the benchmark index interest rate was converted from Compounded SOFR to Term SOFR, plus a benchmark adjustment of 11.448 basis points, conforming with the indenture agreement. Term SOFR for any interest accrual period shall be the one month CME Term SOFR reference rate as published by the CME Group benchmark administration on each benchmark determination date.
As of March 31, 2022, the CLNC 2019-FL1 mortgage assets are indexed to LIBOR and the borrowings under CLNC 2019-FL are indexed to Term SOFR, creating an underlying benchmark index rate basis difference between CLNC 2019-FL1 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. We have the right to transition the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities, and will make the determination taking into account the loan portfolio as a whole. The transition to SOFR is not expected to have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
CLNC 2019-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the first quarter of 2022, two loans held in CLNC 2019-FL1 was repaid, totaling $54.4 million. Additionally, subsequent to March 31, 2022, two loans held in CLNC 2019-FL1 were repaid, totaling $44.9 million. The proceeds from the four loan payoffs were used to amortize the securitization bonds in accordance with the securitization priority of payments. As of May 4, 2022, the securitization advance rate was 81.7% at a weighted average cost of funds of Adjusted Term SOFR plus 1.64% (before transaction costs).
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
BRSP 2021-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within BRSP 2021-FL1. During the first quarter of 2022 and through May 4, 2022, one loan held in BRSP 2021-FL1 was fully repaid, totaling $11.7 million. We replaced the repaid loan by contributing existing loan investments of equal value.
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

Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of March 31, 2022. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,972	$413	$825	$734	$—
Secured debt(2)	2,190,154	245,501	699,059	951,881	293,713
Securitization bonds payable(3)	1,537,378	296,826	1,161,735	78,817	—
Ground lease obligations(4)	29,125	3,105	5,083	4,144	16,793
Office leases	8,829	877	2,578	2,638	2,736
	$3,767,458	$546,722	$1,869,280	$1,038,214	$313,242
Lending commitments(5)	333,459
Total	$4,100,917
_________________________________________
(1)Future interest payments were estimated based on the applicable index at March 31, 2022 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at March 31, 2022.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2022	2021	Change
Operating activities	$32,357	$1,660	$30,697
Investing activities	(218,802)	(38,334)	(180,468)
Financing activities	169,948	(18,533)	188,481
Operating Activities
Cash inflows from operating activities are generated primarily through interest received from loans receivable and securities, and property operating income from our real estate portfolio. This is partially offset by payment of interest expenses for credit facilities and mortgages payable, and operating expenses supporting our various lines of business, including property management and operations, loan servicing and workout of loans in default, investment transaction costs, as well as general administrative costs.
Our operating activities provided net cash inflows of $32.4 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by operating activities increased $30.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to higher net interest income earned resulting from loan originations throughout 2021 and 2022 and lower operating expenses following the Internalization on April 30, 2021.
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
Investing activities used net cash outflows of $218.8 million for the three months ended March 31, 2022. Net cash used in investing activities in 2022 resulted primarily from originations and future advances on our loans held for investment, net of $498.2 million partially offset by repayments on loans held for investment of $215.3 million, proceeds from sales of real estate of $55.6 million, and repayments of principal in mortgage loans held in securitization trusts of $13.3 million.
Investing activities used net cash outflows of $38.3 million for the three months ended March 31, 2021. Net cash used in investing activities in 2021 resulted primarily from originations and future advances on our loans held for investment, net of $432.9 million and contributions to investments in unconsolidated ventures of $1.8 million partially offset by proceeds from sales of real estate of $332.0 million, repayments on loans and preferred equity held for investment of $41.3 million, repayment of principal in mortgage loans held in securitizations trusts as well as real estate securities, available for sale of $12.2 million, and distributions in excess of cumulative earnings from unconsolidated ventures of $8.8 million.
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
Financing activities provided net cash of $169.9 million for the three months ended March 31, 2022, which resulted primarily from borrowings from credit facilities of $383.3 million partially offset by repayment of credit facilities of $88.7 million, repayment of mortgage notes of $43.3 million, repayment of securitization bonds of $40.7 million, distributions paid on common stock of $23.9 million and repayment of mortgage obligations issued by securitization trusts of $13.3 million.
Financing activities used net cash of $18.5 million for the three months ended March 31, 2021. Net cash used in financing activities in 2021 resulted primarily from repayment of mortgage notes of $251.8 million, repayment of credit facilities of $76.8 million, and distributions to noncontrolling interests in the amount of $10.8 million. This was partially offset by borrowings from credit facilities in the amount of $329.3 million.
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
The period for which we intend to hold our investments will vary depending on the type of asset, interest rates, investment performance, micro and macro real estate environment, capital markets and credit availability, among other factors. We generally expect to hold debt investments until the stated maturity and equity investments in accordance with each investment’s proposed business plan. We may sell all or a partial ownership interest in an investment before the end of the expected holding period if we believe that market conditions have maximized its value to us, or the sale of the asset would otherwise be in the best interests of our stockholders.
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
Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for additional details.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Interest Rate Risk
Interest rate risk relates to the risk that the future cash flow of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, international conflicts, inflation and other factors beyond our control. Credit curve spread risk is highly sensitive to the dynamics of the markets for loans and securities we hold. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets.
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
As of March 31, 2022, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would increase interest income by $0.5 million annually, net of interest expense.
See the “Impact of the Russia-Ukraine conflict and increases in market interest rates” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Impacting Our Operating Results” for further discussion on interest rates.
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
At March 31, 2022, we had approximately NOK 685.3 million or a total of $78.7 million, in net investments in our European subsidiaries. A 1.0% change in the foreign currency rate would result in a $0.8 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiary.
A summary of the foreign exchange contracts in place at March 31, 2022, including notional amount and key terms, is included in Note 15, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at March 31, 2022, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results. There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the three months ended March 31, 2022, other than those previously disclosed in filings with the SEC.
Purchases of Equity Securities by Issuer
The Company did not purchase any of its Class A common stock during the three months ended March 31, 2022.
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
10.1
Amended and Restated Credit Agreement, dated as of January 28, 2022, by and among BrightSpire Capital Operating Company, LLC, as a borrower, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No.001-38377) filed on January 31, 2022)

10.2
Second Amendment to Master Repurchase Agreement, dated as of February 8, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (No. 001-38377) for the year ended December 31, 2021)

10.3
Third Amendment to Guaranty, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (No. 001-38377) for the year ended December 31, 2021)

10.4
Third Amendment to Guaranty, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (No. 001-38377) for the year ended December 31, 2021)

10.5
Amendment No. 3 to Master Repurchase and Securities Contract, dated as of February 17, 2022, by and between BrightSpire Credit 8, LLC (f/k/a CLNC Credit 8, LLC) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (No. 001-38377) for the year ended December 31, 2021)

10.6
Third Amendment to Guarantee, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (No. 001-38377) for the year ended December 31, 2021)

10.7
Sixth Omnibus Amendment to Transaction Documents, dated as of January 24, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (No. 001-38377) for the year ended December 31, 2021)

10.8
Seventh Omnibus Amendment to Transaction Documents, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (No. 001-38377) for the year ended December 31, 2021)

10.9
Third Amendment to Guaranty, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (No. 001-38377) for the year ended December 31, 2021)

10.10*
Supplemental Indenture No. 1, dated as of July 20, 2021, by and among CLNC 2019-FL 1, Ltd., as issuer, CLNC 2019-FL 1, LLC, as co-issuer, BrightSpire Capital Advancing Agent, LLC (f/k/a CLNC Advancing Agent, LLC), as advancing agent and U.S. Bank National Association, as trustee

10.11*
Supplemental Indenture No. 2, dated as of March 15, 2022, by and among CLNC 2019-FL 1, Ltd., as issuer, CLNC 2019-FL 1, LLC, as co-issuer, BrightSpire Capital Advancing Agent, LLC (f/k/a CLNC Advancing Agent, LLC), as advancing agent and U.S. Bank Trust Company, National Association, as trustee

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

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description of Exhibit
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2022

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)