Form 10-Q
period 2022-06-30
BrightSpire Capital, Inc.
filed 2022-08-03
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 2, 2022, BrightSpire Capital, Inc. had 128,964,934 shares of Class A common stock, par value $0.01 per share, outstanding.

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
•the ongoing coronavirus pandemic, measures intended to prevent its spread and government actions to mitigate its economic impact, as well as changes in consumer behavior or corporate policies in response to the coronavirus pandemic, have had and may have a material adverse effect on our business, results of operations and financial condition;
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
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, the section entitled “Risk Factors” in this Form 10-Q for the quarter ended June 30, 2022 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$317,742	$259,722
Restricted cash	91,674	86,841
Loans held for investment	3,833,523	3,485,607
Current expected credit loss reserve	(44,378)	(36,598)
Loans held for investment, net	3,789,145	3,449,009
Real estate, net	742,079	783,211
Receivables, net	52,582	54,499
Deferred leasing costs and intangible assets, net	58,353	64,981
Assets held for sale	—	44,345
Other assets ($4,406 and $4,406 at fair value, respectively)	70,182	82,451
Mortgage loans held in securitization trusts, at fair value	718,335	813,310
Total assets	$5,840,092	$5,638,369
Liabilities
Securitization bonds payable, net	$1,364,906	$1,500,899
Mortgage and other notes payable, net	658,857	760,583
Credit facilities	1,487,567	905,122
Accrued and other liabilities	86,493	99,814
Intangible liabilities, net	5,532	6,224
Escrow deposits payable	75,414	73,344
Dividends payable	25,793	23,912
Mortgage obligations issued by securitization trusts, at fair value	682,181	777,156
Total liabilities	4,386,743	4,147,054
Commitments and contingencies (Note 15)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 128,964,934 and 129,769,365 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,290	1,298
Additional paid-in capital	2,850,001	2,855,766
Accumulated deficit	(1,398,773)	(1,410,562)
Accumulated other comprehensive income	(510)	8,786
Total stockholders’ equity	1,452,008	1,455,288
Noncontrolling interests in investment entities	1,341	1,472
Noncontrolling interests in the Operating Partnership	—	34,555
Total equity	1,453,349	1,491,315
Total liabilities and equity	$5,840,092	$5,638,369

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

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$4,879	$6,720
Restricted cash	11,703	9,658
Loans held for investment, net	1,628,192	1,781,522
Real estate, net	168,788	170,201
Receivables, net	28,424	12,808
Deferred leasing costs and intangible assets, net	12,806	15,105
Other assets	21,541	38,101
Mortgage loans held in securitization trusts, at fair value	718,335	813,310
Total assets	$2,594,668	$2,847,425
Liabilities
Securitization bonds payable, net	$1,364,906	$1,500,899
Mortgage and other notes payable, net	175,837	177,373
Accrued and other liabilities	8,271	6,768
Intangible liabilities, net	5,532	6,224
Escrow deposits payable	2,935	3,484
Mortgage obligations issued by securitization trusts, at fair value	682,181	777,156
Total liabilities	$2,239,662	$2,471,904

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net interest income
Interest income	$53,083	$37,921	$97,654	$72,295
Interest expense	(21,455)	(12,993)	(37,527)	(25,488)
Interest income on mortgage loans held in securitization trusts	9,721	11,390	19,095	31,079
Interest expense on mortgage obligations issued by securitization trusts	(8,586)	(10,111)	(17,074)	(27,447)
Net interest income	32,763	26,207	62,148	50,439

Property and other income
Property operating income	21,781	24,799	45,948	50,521
Other income	787	1,110	1,063	1,155
Total property and other income	22,568	25,909	47,011	51,676

Expenses
Management fee expense	—	2,338	—	9,596
Property operating expense	5,266	6,758	11,990	14,869
Transaction, investment and servicing expense	982	644	2,106	2,932
Interest expense on real estate	7,117	7,777	14,673	16,410
Depreciation and amortization	8,720	9,994	17,314	19,533
Increase (decrease) of current expected credit loss reserve	10,143	1,200	9,277	4,425
Compensation and benefits (including $2,286, $5,443, $4,166 and $9,705 of equity-based compensation expense, respectively)	8,269	10,053	16,494	16,839
Operating expense	4,070	4,000	8,419	9,809
Restructuring charges	—	150	—	109,321
Total expenses	44,567	42,914	80,273	203,734

Other income
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	19,516	—	28,154
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(19,516)	—	(19,516)
Other gain, net	24,332	836	34,620	9,203
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	35,096	10,038	63,506	(83,778)
Equity in earnings (loss) of unconsolidated ventures	—	(33,788)	25	(36,266)
Income tax benefit (expense)	(465)	134	(501)	1,935
Net income (loss)	34,631	(23,616)	63,030	(118,109)
Net (income) loss attributable to noncontrolling interests:
Investment entities	15	3,459	(7)	3,685
Operating Partnership	(359)	437	(1,013)	2,390
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$34,287	$(19,720)	$62,010	$(112,034)

Net income (loss) per common share - basic (Note 17)	$0.26	$(0.15)	$0.48	$(0.87)
Net income (loss) per common share - diluted (Note 17)	$0.26	$(0.15)	$0.47	$(0.87)

Weighted average shares of common stock outstanding - basic (Note 17)	127,756	128,298	128,052	128,297
Weighted average shares of common stock outstanding - diluted (Note 17)	129,595	128,298	129,669	128,297
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$34,631	$(23,616)	$63,030	$(118,109)
Other comprehensive income (loss)
Unrealized loss on real estate securities, available for sale	—	—	—	(200)
Foreign currency translation gain (loss)	(9,810)	2,213	(9,134)	(6,319)
Total other comprehensive income (loss)	(9,810)	2,213	(9,134)	(6,519)
Comprehensive income (loss)	24,821	(21,403)	53,896	(124,628)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	15	3,123	(7)	4,125
Operating Partnership	(505)	526	(1,175)	2,694
Comprehensive income (loss) attributable to common stockholders	$24,331	$(17,754)	$52,714	$(117,809)

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interest in the Operating Partnership	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2020	128,565	$1,286	$2,844,023	$(1,234,224)	$54,588	$1,665,673	$253,225	$39,780	$1,958,678
Contributions	—	—	—	—	—	—	1,384	—	1,384
Distributions	—	—	—	—	—	—	(10,794)	—	(10,794)
Issuance and amortization of equity-based compensation	1,420	14	4,248	—	—	4,262	—	—	4,262
Other comprehensive income	—	—	—	—	(7,742)	(7,742)	(776)	(215)	(8,733)
Dividends and distributions declared ($0.10 per share)	—	—	—	(12,988)	—	(12,988)	—	(308)	(13,296)
Shares canceled for tax withholding on vested stock awards	(136)	(2)	(1,307)	—	—	(1,309)	—	—	(1,309)
Reallocation of equity	—	—	521	—	—	521	—	(521)	—
Net loss	—	—	—	(92,314)	—	(92,314)	(226)	(1,953)	(94,493)
Balance as of March 31, 2021	129,849	$1,298	$2,847,485	$(1,339,526)	$46,846	$1,556,103	$242,813	$36,783	$1,835,699
Contributions	—	$—	$—	$—	$—	$—	$838	$—	$838
Distributions	—	—	—	—	—	—	(13,148)	—	(13,148)
Issuance and amortization of equity-based compensation	41	—	5,443	—	—	5,443	—	—	5,443
Other comprehensive income	—	—	—	—	1,966	1,966	336	(89)	2,213
Dividends and distributions declared ($0.14 per share)	—	—	—	(18,166)	—	(18,166)	—	(431)	(18,597)
Shares canceled for tax withholding on vested stock awards	(131)	—	(1,141)	—	—	(1,141)	—	—	(1,141)
Reallocation of equity	—	—	129	—	—	129	—	(129)	—
Net income (loss)	—	—	—	(19,720)	—	(19,720)	(3,459)	(437)	(23,616)
Balance as June 30, 2021	129,759	$1,298	$2,851,916	$(1,377,412)	$48,812	$1,524,614	$227,380	$35,697	$1,787,691

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interest in the Operating Partnership	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2021	129,769	$1,298	$2,855,766	$(1,410,562)	$8,786	$1,455,288	$1,472	$34,555	$1,491,315
Distributions	—	—	—	—	—	—	(110)	—	(110)
Issuance and amortization of equity-based compensation	—	—	1,880	—	—	1,880	—	—	1,880
Other comprehensive income	—	—	—	—	660	660	—	16	676
Dividends and distributions declared ($0.19 per share)	—	—	—	(24,657)	—	(24,657)	—	(584)	(25,241)
Shares canceled for tax withholding on vested stock awards	(136)	(2)	(998)	—	—	(1,000)	—	—	(1,000)
Reallocation of equity	—	—	(13)	—	—	(13)	—	13	—
Net income	—	—	—	27,724	—	27,724	22	654	28,400
Balance as of March 31, 2022	129,633	$1,296	$2,856,635	$(1,407,495)	$9,446	$1,459,882	$1,384	$34,654	$1,495,920
Distributions	—	$—	$—	$—	$—	$—	$(28)	$—	$(28)
Issuance and amortization of equity-based compensation	1,524	16	2,270	—	—	2,286	—	—	2,286
Repurchase of common stock	(2,181)	(22)	(18,298)	—	—	(18,320)	—	—	(18,320)
Other comprehensive income	—	—	—	—	(9,956)	(9,956)	—	146	(9,810)
Dividends and distributions declared ($0.20) per share	—	—	—	(25,565)	—	(25,565)	—	—	(25,565)
Shares canceled for tax withholding on vested stock awards	(11)	—	(254)	—	—	(254)	—	—	(254)
OP Redemption	—	—	9,648	—	—	9,648	—	(35,159)	(25,511)
Net income	—	—	—	34,287	—	34,287	(15)	359	34,631
Balance as of June 30, 2022	128,965	$1,290	$2,850,001	$(1,398,773)	$(510)	$1,452,008	$1,341	$—	$1,453,349

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$63,030	$(118,109)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	(25)	35,624
Depreciation and amortization	17,314	19,533
Straight-line rental income	(731)	(1,407)
Amortization of above/below market lease values, net	(103)	(26)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(6,912)	(2,582)
Amortization of deferred financing costs	4,938	5,893
Amortization of right-of-use lease assets and operating lease liabilities	234	52
Paid-in-kind interest added to loan principal, net of interest received	5,679	(4,240)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	(28,154)
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	19,516
Realized loss on securities from write-down to fair value	—	990
Realized gain on sale of real estate securities, available for sale	—	(131)
Realized gain on sale of real estate	(10,632)	(11,911)
Increase of current expected credit loss reserve	9,277	4,425
Amortization of equity-based compensation	4,166	9,705
Mortgage notes above/below market value amortization	98	63
Realized gain on sales of unconsolidated ventures	(21,900)	—
Deferred income tax benefit	(650)	(1,910)
Other (gain) loss, net	(1,828)	1,369
Changes in assets and liabilities:
Receivables, net	(628)	(1,952)
Deferred costs and other assets	1,914	(22,937)
Due to related party	—	(10,059)
Other liabilities	(8,627)	(22,363)
Net cash provided by (used in) operating activities	54,614	(128,611)
Cash flows from investing activities:
Acquisition, origination and funding of loans held for investment, net	(815,466)	(822,834)
Repayment on loans held for investment	470,411	124,198
Proceeds from sale of real estate	55,600	332,003
Acquisition of and additions to real estate, related intangibles and leasing commissions	(1,577)	(2,612)
Investments in unconsolidated ventures	—	(3,499)
Proceeds from sale of investments in unconsolidated ventures	38,100	—
Distributions in excess of cumulative earnings from unconsolidated ventures	(3)	21,433
Repayment of real estate securities, available for sale, from sales	—	5,079
Repayment of real estate securities, available for sale, from cost recovery	—	210
Repayment of principal in mortgage loans held in securitization trusts	15,946	9,649
Proceeds from sale of beneficial interests of securitization trusts	—	28,662
Change in escrow deposits	2,069	30,498
Net cash used in investing activities	(234,920)	(277,213)
Cash flows from financing activities:
Distributions paid on common stock	(48,033)	(12,864)
Distributions paid on common stock to noncontrolling interests	(1,138)	(431)
Shares canceled for tax withholding on vested stock awards	(1,254)	(2,451)
Repurchase of common stock	(18,320)	—
Redemption of OP units	(25,383)	—
Borrowings from mortgage notes	—	3,069
Repayment of mortgage notes	(82,116)	(263,329)
Borrowings from credit facilities	698,700	675,429
Repayment of credit facilities	(116,254)	(207,992)
Repayment of securitization bonds	(138,369)	—
Repayment of mortgage obligations issued by securitization trusts	(15,947)	(9,649)
Payment of deferred financing costs	(7,863)	(4,186)
Contributions from noncontrolling interests	—	2,222
Distributions to noncontrolling interests	(138)	(23,942)
Net cash provided by financing activities	243,885	155,876
Effect of exchange rates on cash, cash equivalents and restricted cash	(726)	1,937
Net increase (decrease) in cash, cash equivalents and restricted cash	62,853	(248,011)
Cash, cash equivalents and restricted cash - beginning of period	346,563	540,030
Cash, cash equivalents and restricted cash - end of period	$409,416	$292,019

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$259,722	$474,817
Restricted cash	86,841	65,213
Total cash, cash equivalents and restricted cash, beginning of period	$346,563	$540,030

End of the period
Cash and cash equivalents	$317,742	$210,182
Restricted cash	91,674	81,837
Total cash, cash equivalents and restricted cash, end of period	$409,416	$292,019

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of non-cash investing and financing activities:
Deconsolidation of securitization trust (VIE asset/liability reductions)	$—	$(802,195)
Accrual of distribution payable	(25,565)	(18,597)
Right-of-use lease assets and operating lease liabilities	3,271	5,435

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
The Company was organized in the state of Maryland on August 23, 2017 and maintains key offices in New York, New York and Los Angeles, California. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2018. The Company conducts all activities and holds substantially all assets and liabilities through the Company’s operating subsidiary, BrightSpire Capital Operating Company, LLC, (the “OP”). At March 31, 2022, the Company owned 97.7% of the OP, as its sole managing member. The remaining 2.3% was owned as noncontrolling interests. During the three months ended June 30, 2022, the Company redeemed the 2.3% of outstanding membership units in the OP for $25.4 million. Following this redemption, there were no noncontrolling interests in the OP at June 30, 2022.
Impact of COVID-19
The COVID-19 pandemic has negatively impacted CRE credit REITs across the industry, as well as other companies that own and operate commercial real estate investments. Throughout 2020, continuing into the second quarter of 2022, countries around the world continued to face healthcare and economic challenges arising from the coronavirus, or COVID-19. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, as well as changes in consumer behavior or corporate policies in response to the COVID-19 pandemic, have had a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company’s loans for investment and real estate investments in the hospitality and retail sectors have experienced and anticipate a myriad of challenges, including, but not limited to: significant declines in operating cash flows of the Company’s investments which in turn affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company); flexible lease payment terms sought by tenants; increased property operating costs such as labor and supplies as a result of COVID-19; potential payment defaults on the Company's loans held for investment; and a distressed market affecting real estate values in general. The COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
The volatility in equity and debt markets, and the economic fallout from COVID-19 may affect the valuation of the Company’s financial assets, carried at fair value. The Company’s consideration and assessment of impairment is discussed further in Note 3, “Loans Held for Investment, net,” Note 4, “Real Estate Securities,” Note 5, “Real Estate, net and Real Estate Held for Sale” and Note 13, “Fair Value.”
The continuing economic downturn as a result of efforts to contain COVID-19 may continue to negatively affect the Company’s financial condition and results of operations. While the extent and duration of the broad effects of COVID-19 on the global economy and the Company remain unclear, the Company believes it has materially addressed overall recoverability in value across its assets based upon external factors known to date and assumptions using the Company’s best estimate at this time. The Company will continue to monitor the progress of the COVID-19 crisis and reassess its effects on the Company’s results of operations and recoverability in value across its assets as conditions change.
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
Reclassifications
Certain prior period amounts have been reclassified from operating expense to compensation and benefits and from investment in unconsolidated ventures to other assets in the consolidated financial statements to conform to current period presentation. This reclassification did not affect the Company’s financial position, results of operations or cash flows.
Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
As of June 30, 2022 and December 31, 2021, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The Company’s operating subsidiary, the OP, is a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. Following the redemption of the outstanding membership units in the OP held by an unaffiliated third party during the three months ended June 30, 2022, there were no noncontrolling interests in the OP at June 30, 2022 and as of June 30, 2022, the Company holds all of the membership interests in the OP and the OP is no longer a VIE. The Company is the managing member of the OP and exercises full responsibility, discretion and control over the day-to-day management of the OP and has the power to direct the core activities of the OP that most significantly affect the OP’s performance, and through its ownership interest in the OP, has both the right to receive benefits from and the obligation to absorb losses of the OP. Accordingly, the Company is the primary beneficiary of the OP and consolidates the OP. As the Company conducts its business and holds its assets and liabilities through the OP, the total assets and liabilities of the OP represent substantially all of the total consolidated assets and liabilities of the Company. See “Noncontrolling Interests” below for further details on the redemption of OP units during the three months ended June 30, 2022.
Other consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. At June 30, 2022 and December 31, 2021, the noncontrolling interests in the operating real estate properties represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of June 30, 2022, the Company held subordinate tranches of a securitization trust in one Investing VIE for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s subordinate tranches of the securitization trust, which represents the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the subordinate tranches of the securitization trust), income and expenses of the Investing VIE are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trust only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trust.
The Company elected the fair value option for the initial recognition of the assets and liabilities of its consolidated Investing VIE. Interest income and interest expense associated with the Investing VIE are presented separately on the consolidated statements of operations, and the assets and liabilities of the Investing VIE are separately presented as “Mortgage loans held in securitization trusts, at fair value” and “Mortgage obligations issued by securitization trusts, at fair value,” respectively, on the consolidated balance sheets. Refer to Note 13, “Fair Value” for further discussion.
The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”), allowing the Company to measure both the financial assets and liabilities of a qualifying collateralized financing entity (“CFE”), such as its Investing VIE, using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. A CFE is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. As the liabilities of the Company’s Investing VIE are marketable securities with observable trade data, their fair value is more observable and is referenced to determine fair value of the assets of its Investing VIE. Refer to Note 13, “Fair Value” for further discussion.
Unconsolidated VIEs
During the three months ended June 30, 2022, the Company sold its one remaining unconsolidated VIE. Refer to Note 7, “Restricted Cash, Other Assets and Accrued and Other Liabilities” for further discussion of the sale. As of December 31, 2021, the Company identified unconsolidated VIEs related to its CRE debt investments. Based on management’s analysis, the Company determined that it is not the primary beneficiary of such VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of December 31, 2021.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company. As of June 30, 2022, the Company has no remaining obligations to unconsolidated VIEs.
The Company did not provide financial support to the unconsolidated VIEs during the six months ended June 30, 2022 and the fiscal year ended December 31, 2021. As of December 31, 2021, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of investments in unconsolidated ventures was determined as the carrying value plus any future funding commitments. The carrying value and maximum exposure to loss of the investments in unconsolidated joint ventures at December 31, 2021 was $16.2 million.
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
Noncontrolling Interests in the Operating Partnership (“OP”)—Noncontrolling interests in the OP are allocated a share of net income or loss in the OP based on their weighted average ownership interest in the OP during the period. Noncontrolling interests in the OP have the right to require the OP to redeem part or all of the membership units in the OP for cash based on the market value of an equivalent number of shares of Class A common stock at the time of redemption, or at the Company’s

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
election as managing member of the OP, through the issuance of shares of Class A common stock on a one-for-one basis. At the end of each reporting period, noncontrolling interests in the OP were adjusted to reflect their ownership percentage in the OP at the end of the period, through a reallocation between controlling and noncontrolling interests in the OP, as applicable.
Through February 2022, the noncontrolling interests in the OP were held by an affiliate of DigitalBridge, after which such entity was sold to an unaffiliated third party. During the three months ended June 30, 2022, the Company redeemed the 3.1 million outstanding membership units in the OP held by such entity at a price of $8.25 per unit for a total cost of $25.4 million. Following this redemption, the noncontrolling interests in the operating partnership were reclassified to additional paid-in capital and accumulated other comprehensive income on the Company’s consolidated balance sheet and there are no noncontrolling interests in the OP. As of June 30, 2022, there were no remaining noncontrolling interests in the OP and the OP was wholly-owned by the Company directly, and indirectly through the Company’s wholly-owned subsidiary, BRSP-T LLC.
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
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at June 30, 2022 or December 31, 2021. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
Loans Held for Sale
Loans that the Company intends to sell or liquidate in the foreseeable future are classified as held for sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to Current Expected Credit Losses (“CECL”) reserves. Net deferred loan origination fees and loan purchase premiums or discounts are deferred and capitalized as part of the carrying value of the held for sale loan until the loan is sold, therefore included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost.
At June 30, 2022 and December 31, 2021, the Company had no loans classified as held for sale.
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
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. Another key consideration in this assessment is the Company’s assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses. See Note 5, “Real Estate, net and Real Estate Held for Sale” and Note 13, “Fair Value” for further detail.
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
At June 30, 2022, there were no properties held for sale. At December 31, 2021, there were two properties held for sale. See Note 5, “Real Estate, net and Real Estate Held for Sale” and Note 16, “Segment Reporting” for further detail.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of June 30, 2022, the Company held subordinate tranches of one securitization trust, which represent the Company’s retained interest in a securitization trust that the Company consolidates under U.S. GAAP. Refer to Note 4, “Real Estate Securities” for further discussion.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For investments under the measurement alternative, if carrying value of the investment exceeds its fair value, an impairment is deemed to have occurred.
For equity method investments, further consideration is made if a decrease in value of the investment is other-than-temporary to determine if impairment loss should be recognized. Assessment of Other Than Temporary Impairment (“OTTI”) involves management judgment, including, but not limited to, consideration of the investee’s financial condition, operating results, business prospects and creditworthiness, the Company’s ability and intent to hold the investment until recovery of its carrying value. If management is unable to reasonably assert that an impairment is temporary or believes that the Company may not fully recover the carrying value of its investment, then the impairment is considered to be other-than-temporary.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Release of accumulated other comprehensive income related to net investment hedges occurs upon losing a controlling financial interest in an investment or obtaining control over an equity method investment. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, or partial sale of an equity method investment, the gain or loss on the related net investment hedge is reclassified from accumulated other comprehensive income to earnings. Refer to Note 14, “Derivatives” for further discussion on the Company’s derivative and hedging activity.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Equity-Based Compensation
Equity-classified stock awards granted to executive officers and both independent and non-independent directors are based on the closing price of the Class A common stock on the grant date and recognized on a straight-line basis over the requisite service period of the awards for restricted stock awards. For performance stock units (“PSUs”) the fair value is based on a Monte Carlo simulation as of the grant date and expense is recognized on a straight-line basis over the measurement period. See Note 10, “Equity-Based Compensation” for further discussion.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three months ended June 30, 2022 and 2021, the Company recorded income tax expense of $0.5 million and an income tax benefit of $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded income tax expense of $0.5 million and income tax benefit of $1.9 million, respectively.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
or exercise. ASU No. 2020-01 is to be applied prospectively, effective January 1, 2021, with early adoption permitted in an interim period. The Company adopted this on January 1, 2021, and the impact was not material.
Accounting Standards to be adopted
Credit Losses—In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the Troubled Debt Restructuring (“TDR”) model for creditors that have adopted Topic 326, CECL. The general loan modification guidance in Subtopic 310-20 will apply to all loan modifications, including modifications for borrowers experiencing financial difficulty. ASU 2022-02 also requires entities within the scope of ASC 326 to provide vintage disclosures which show the gross writeoffs recorded in the current period by origination year. ASU No. 2022-02 is effective in reporting periods beginning after December 15, 2022. The Company is currently evaluating the new vintage disclosures which will be added to the financial statements as a part of the adoption of the new guidance.
3. Loans Held for Investment, net
The following table provides a summary of the Company’s loans held for investment, net (dollars in thousands):

	June 30, 2022				December 31, 2021
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Variable rate
Senior loans	$2,092,924	$2,080,438	5.5%	3.9	$1,576,439	$1,564,940	4.6%	3.7
Securitized loans(2)	1,653,076	1,649,077	5.2%	3.1	1,806,583	1,803,042	4.2%	3.5
Mezzanine loans	12,000	12,120	12.8%	0.0	12,000	12,120	11.5%	0.7
	3,758,000	3,741,635			3,395,022	3,380,102
Fixed rate
Mezzanine loans	92,052	91,888	12.2%	3.0	105,636	105,505	12.4%	3.0
	92,052	91,888			105,636	105,505
Loans held for investment	3,850,052	3,833,523			3,500,658	3,485,607

CECL reserve	NA	(44,378)			NA	(36,598)
Loans held for investment, net	$3,850,052	$3,789,145			$3,500,658	$3,449,009
_________________________________________
(1)Calculated based on contractual interest rate.
(2)Represents loans transferred into securitization trusts that are consolidated by the Company.
The weighted average maturity, including extensions, of loans was 3.4 years at June 30, 2022. At December 31, 2021, the weighted average maturity, including extensions, of loans was 3.6 years.
The Company had $12.1 million and $9.5 million of interest receivable related to its loans held for investment, net as of June 30, 2022 and December 31, 2021, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Activity relating to the Company’s loans held for investment, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2022	$3,449,009
Acquisitions/originations/additional funding	815,466
Loan maturities/principal repayments	(472,470)
Discount accretion/premium amortization	6,912
Capitalized interest	(1,992)
(Increase) decrease of CECL reserve(1)	(9,031)
Charge-off	1,251
Balance at June 30, 2022	$3,789,145
_________________________________________
(1)Excludes $0.3 million as of June 30, 2022, determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.

Nonaccrual and Past Due Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. As of June 30, 2022 and December 31, 2021, the Company did not have any loans on nonaccrual status.
The following table provides an aging summary of loans held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans
June 30, 2022	$3,821,403	$—	$—	$12,120	$3,833,523
December 31, 2021	3,485,607	—	—	—	3,485,607
_________________________________________
(1)Represents the New York, New York Hotel Mezzanine Loan which is in maturity default as of March 2022. However, because the borrower has provided all interest payments through June 30, 2022, the loan has not been placed on nonaccrual status.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Current Expected Credit Loss Reserve
The following tables provide details on the changes in CECL reserves for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

Total
CECL reserve at December 31, 2021	$36,598
Increase (decrease) in CECL reserve(1)	(1,343)
Charge-offs of CECL reserve(2)	(1,251)
CECL reserve at March 31, 2022	$34,004
Increase (decrease) in CECL reserve(1)	10,374
CECL reserve at June 30, 2022	$44,378

CECL reserve at December 31, 2020	$37,191
Increase (decrease) in CECL reserve(1)	3,600
CECL reserve at March 31, 2021	$40,791
Increase (decrease) in CECL reserve(1)	1,361
CECL reserve at June 30, 2021	$42,152
________________________________________
(1)Excludes the increase (decrease) in CECL reserves related to unfunded commitments reported on the consolidated statement of operations for the three months ended: March 31, 2022: $0.5 million, June 30, 2022: $(0.3) million, March 31, 2021: $(0.4) million, June 30, 2021: $(0.2) million.
(2)During the first quarter of 2022, the Company received a $36.5 million repayment on one senior loan collateralized by a student housing property, which was $1.3 million less than the unpaid principal balance. As such, during the fourth quarter of 2021, the Company had recorded a $1.3 million CECL reserve on the loan, as the loss was probable at that point in time, and was subsequently charged off in the first quarter of 2022.

Credit Quality Monitoring
Loans are typically secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its loans at least quarterly and differentiates the relative credit quality principally based on: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity.
As of June 30, 2022, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the New York, New York Hotel Mezzanine Loan as noted in “Nonaccrual and Past Due Loans” above. There were no loans held for investment with contractual payments past due as of December 31, 2021. For the six months ended June 30, 2022 and June 30, 2021, no debt investment contributed more than 10.0% of interest income.
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans held for investment by year of origination and credit quality risk ranking (dollars in thousands) as of June 30, 2022 and December 31, 2021, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for loans risk rating definitions.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2022
	2022	2021	2020	2019	2018 and Earlier	Total
Senior loans
Risk Rankings:
2	$—	$200,113	$58,880	$25,855	$—	$284,848
3	762,666	1,388,246	53,289	283,483	300,244	2,787,928
4	—	—	—	352,049	304,690	656,739
Total Senior loans	762,666	1,588,359	112,169	661,387	604,934	3,729,515

Mezzanine loans
Risk Rankings:
3	17,165	—	—	41,459	4,474	63,098
4	—	—	—	28,790	—	28,790
5	—	—	—	—	12,120	12,120
Total Mezzanine loans	17,165	—	—	70,249	16,594	104,008

Total Loans held for investment	$779,831	$1,588,359	$112,169	$731,636	$621,528	$3,833,523
As of June 30, 2022, the average risk rating for loans held for investment was 3.1.

	December 31, 2021
	2021	2020	2019	2018	2017	Total
Senior loans
Risk Rankings:
2	$242,850	$109,103	$70,811	$—	$—	$422,764
3	1,393,307	72,359	443,162	262,147	34,036	2,205,011
4	—	—	396,395	304,477	—	700,872
5	—	—	39,335	—	—	39,335
Total Senior loans	1,636,157	181,462	949,703	566,624	34,036	3,367,982

Mezzanine loans
Risk Rankings:
3	—	—	38,796	4,489	—	43,285
4	—	—	62,220	—	12,120	74,340
Total Mezzanine loans	—	—	101,016	4,489	12,120	117,625

Total Loans held for investment	$1,636,157	$181,462	$1,050,719	$571,113	$46,156	$3,485,607
As of December 31, 2021, the average risk rating for loans held for investment was 3.1.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2022, assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $312.9 million. Refer to Note 15, “Commitments and Contingencies” for further details. At June 30, 2022, the Company recorded a $0.7 million allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with the credit losses accounting standard No. 2016-13. At December 31, 2021, assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $264.9 million. At December 31, 2021, the Company recorded a $0.4 million allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with the credit losses accounting standard No. 2016-13. See Note 2, “Summary of Significant Accounting Policies” for further details.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4. Real Estate Securities
Investments in Investing VIEs
The Company is the directing certificate holder of one securitization trust and has the ability to appoint and replace the special servicer on all mortgage loans. As such, GAAP requires the Company to consolidate the assets, liabilities, income and expenses of the securitization trust as Investing VIEs. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion on Investing VIEs.
Other than the securities represented by the Company’s subordinate tranches of the securitization trust, the Company does not have any claim to the assets or exposure to the liabilities of the securitization trust. The original issuers, who are unrelated third parties, guarantee the interest and principal payments related to the investment grade securitization bonds in the securitization trust, therefore these obligations do not have any recourse to the general credit of the Company as the consolidator of the securitization trust. The Company’s maximum exposure to loss would not exceed the carrying value of its retained investments in the securitization trust, or the subordinate tranches of the securitization trust.
As of June 30, 2022, the mortgage loans and the related mortgage obligations held in the securitization trust had an unpaid principal balance of $767.8 million and $665.2 million, respectively. As of December 31, 2021, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $783.8 million and $681.2 million, respectively. As of June 30, 2022, the underlying collateral of the securitization trust consisted of 61 underlying commercial mortgage loans, with a weighted average coupon of 4.9% and a weighted average loan-to-value ratio of 60.2%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Assets
Mortgage loans held in a securitization trust, at fair value	$718,335	$813,310
Receivables, net	3,214	3,325
Total assets	$721,549	$816,635
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$682,181	$777,156
Accrued and other liabilities	2,930	3,032
Total liabilities	$685,111	$780,188
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $36.2 million as of June 30, 2022 and December 31, 2021, respectively, and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 13, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The below table presents net income attributable to the Company’s common stockholders for the three and six months ended June 30, 2022 and 2021 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statement of Operations
Interest income on mortgage loans held in securitization trusts	$9,721	$11,390	$19,095	$31,079
Interest expense on mortgage obligations issued by securitization trusts	(8,586)	(10,111)	(17,074)	(27,447)
Net interest income	1,135	1,279	2,021	3,632
Operating expense	(245)	(161)	(342)	(927)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	19,516	—	28,154
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(19,516)	—	(19,516)
Net income attributable to BrightSpire Capital, Inc. common stockholders	$890	$1,118	$1,679	$11,343

5. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of June 30, 2022, and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Land and improvements	$128,426	$134,453
Buildings, building leaseholds, and improvements	504,504	530,815
Tenant improvements	17,168	17,944
Construction-in-progress	660	660
Subtotal	$650,758	$683,872
Less: Accumulated depreciation	(77,467)	(70,861)
Net lease portfolio, net	$573,291	$613,011
The following table presents the Company’s portfolio of other real estate as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Land and improvements	$29,583	$29,582
Buildings, building leaseholds, and improvements	152,186	152,180
Tenant improvements	17,731	17,303
Furniture, fixtures and equipment	135	135
Construction-in-progress	1,651	460
Subtotal	$201,286	$199,660
Less: Accumulated depreciation	(32,498)	(29,460)
Other portfolio, net	$168,788	$170,200
For the six months ended June 30, 2022 and 2021, the Company had no single property with rental and other income equal to or greater than 10.0% of total revenue of the Company.
At December 31, 2021, the Company held one foreclosed property which was included in assets held for sale with a carrying value of $33.5 million.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Depreciation Expense
Depreciation expense on real estate was $6.4 million and $7.0 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense on real estate was $12.5 million and $13.9 million for the six months ended June 30, 2022, and 2021, respectively.
Property Operating Income
For the three and six months ended June 30, 2022 and 2021, the components of property operating income were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease revenues(1)
Minimum lease revenue	$19,334	$20,240	$39,068	$42,649
Variable lease revenue	2,388	2,449	5,214	5,229
	$21,722	$22,689	$44,282	$47,878
Hotel operating income	—	1,902	1,566	2,603
	$21,722	$24,591	$45,848	$50,481
_________________________________________
(1)Excludes net amortization income related to above and below-market leases of $0.1 million and de minimis income for the three and six months ended June 30, 2022, respectively. Excludes net amortization income related to above and below-market leases of $0.2 million and de minimis income for the three and six months ended June 30, 2021, respectively.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of June 30, 2022 (dollars in thousands):

Remainder of 2022	$37,034
2023	70,197
2024	65,515
2025	58,966
2026	52,100
2027 and thereafter	361,832
Total	$645,644
The rental properties owned at June 30, 2022 are leased under noncancellable operating leases with current expirations ranging from 2022 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and six months ended June 30, 2022 was $0.8 million and $1.5 million, respectively. Ground rent expense for the three and six months ended June 30, 2021 was $0.8 million and $1.5 million, respectively.
Refer to Note 15, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of June 30, 2022.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Real Estate Held for Sale
As of June 30, 2022, the Company did not have any properties held for sale. As of December 31, 2021, the Company held one net lease property and one hotel as held for sale. These properties consisted of $44.2 million of real estate, net and $0.1 million of deferred leasing costs and intangible assets which were included in assets held for sale on the Company’s consolidated balance sheet.
Real Estate Sales
During the six months ended June 30, 2022, the Company completed the sale of one net lease property for a gross sales price of $19.6 million which resulted in a $7.6 million gain on sale and is included in other gain, net on the consolidated statement of operations. The Company also sold one hotel property for a gross sales price of $36.0 million which resulted in a $2.9 million gain on sale and is included in other gain, net on the consolidated statement of operations.
During the six months ended June 30, 2021, the Company completed the sale of an industrial portfolio for a total gross sales price of $335.0 million and a total net gain of $11.8 million.
6. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at June 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

	June 30, 2022
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$75,437	$(32,834)	$42,603
Deferred leasing costs	28,207	(14,371)	13,836
Above-market lease values	8,359	(6,445)	1,914
	$112,003	$(53,650)	$58,353
Intangible Liabilities
Below-market lease values	$16,074	$(10,542)	$5,532

	December 31, 2021
	Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
In-place lease values	$81,869	$(34,555)	$47,314
Deferred leasing costs	29,863	(14,701)	15,162
Above-market lease values	10,171	(7,666)	2,505
	$121,903	$(56,922)	$64,981
Intangible Liabilities
Below-market lease values	$16,166	$(9,942)	$6,224
_________________________________________
(1)Excludes deferred leasing costs and intangible assets and intangible liabilities related to assets held for sale at December 31, 2021.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Above-market lease values	$(286)	$(262)	$(574)	$(666)
Below-market lease values	346	470	677	692
Net increase (decrease) to property operating income	$60	$208	$103	$26

In-place lease values	$1,537	$1,862	$3,138	$3,627
Deferred leasing costs	748	935	1,554	1,556
Other intangibles	—	129	—	172
Amortization expense	$2,285	$2,926	$4,692	$5,355

The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of June 30, 2022 (dollars in thousands):

	2022	2023	2024	2025	2026	2027 and thereafter	Total
Above-market lease values	$(521)	$(571)	$(443)	$(265)	$(86)	$(28)	$(1,914)
Below-market lease values	692	1,379	1,379	1,378	704	—	5,532
Net increase (decrease) to property operating income	$171	$808	$936	$1,113	$618	$(28)	$3,618

In-place lease values	$2,932	$5,054	$4,754	$4,068	$3,235	$22,560	$42,603
Deferred leasing costs	1,485	2,516	2,209	1,804	923	4,899	13,836
Amortization expense	$4,417	$7,570	$6,963	$5,872	$4,158	$27,459	$56,439

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Restricted cash:
Borrower escrow deposits	$75,414	$73,344
Capital expenditure reserves	9,829	8,921
Real estate escrow reserves	3,628	2,025
Working capital and other reserves	2,003	2,310
Tenant lockboxes	800	241
Total	$91,674	$86,841
The following table presents a summary of other assets as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Other assets:
Right-of-use lease asset	$26,670	$24,970
Tax receivable and deferred tax assets	22,338	26,194
Deferred financing costs, net - credit facilities	7,373	2,113
Prepaid expenses	4,407	5,069
Investments in unconsolidated ventures ($4,406 and $4,406 at fair value, respectively)	4,406	20,591
Derivative asset	3,202	1,373
Other	1,786	2,141
Total	$70,182	$82,451
The following table presents a summary of accrued and other liabilities as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Accrued and other liabilities:
Operating lease liability	$27,153	$25,205
Current and deferred tax liability	27,080	34,612
Accounts payable, accrued expenses and other liabilities	15,974	20,168
Interest payable	8,531	11,076
Prepaid rent and unearned revenue	6,462	7,669
Unfunded CECL loan allowance	678	432
Tenant security deposits	409	424
Other	206	228
Total	$86,493	$99,814
Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests in PE Investments under the fair value option, which interests ranged from 1.0% to 15.6% for the six months ended June 30, 2022. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Investments in Unconsolidated Ventures
During the three months ended June 30, 2022 the Company sold an equity method investment for a gross sales price of $38.1 million and recognized a realized gain of $21.9 million. The realized gain is included in other gain, net on the Company’s consolidated statements of operations. Following the sale, the Company had no remaining equity method investments.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8. Debt
The following table presents debt as of June 30, 2022 and December 31, 2021 (dollars in thousands):

						June 30, 2022		December 31, 2021
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	SOFR(4) + 1.66%		$702,054	$699,645	$840,423	$836,812
BRSP 2021-FL1(3)		Non-recourse	Aug-38	LIBOR + 1.49%		670,000	665,261	670,000	664,087
Subtotal securitization bonds payable, net						1,372,054	1,364,906	1,510,423	1,500,899

Mortgage and other notes payable, net
Net lease 6		Non-recourse	Oct-27	4.45%		22,840	22,840	23,117	23,117
Net lease 5		Non-recourse	Nov-26	4.45%		3,247	3,188	3,282	3,216
Net lease 4		Non-recourse	Nov-26	4.45%		7,005	6,877	7,081	6,939
Net lease 3(5)		Non-recourse	Jan-22	6.00%		—	—	11,867	11,807
Net lease 6		Non-recourse	Jul-23	LIBOR + 2.15%		674	661	908	889
Net lease 5		Non-recourse	Aug-26	4.08%		30,376	30,199	30,639	30,442
Net lease 1(6)		Non-recourse	Nov-26	4.45%		17,631	17,309	17,823	17,465
Net lease 1(7)		Non-recourse	Mar-28	4.38%		11,648	11,211	11,769	11,332
Net lease 2(8)		Non-recourse	Jun-25	3.91%		161,856	164,151	181,504	184,078
Net lease 3		Non-recourse	Sep-33	4.77%		200,000	198,733	200,000	198,689
Other real estate 1		Non-recourse	Oct-24	4.47%		104,306	104,589	105,090	105,452
Other real estate 3		Non-recourse	Jan-25	4.30%		71,618	71,248	72,359	71,922
Other real estate 6(9)		Non-recourse	Apr-24	LIBOR + 2.95%		—	—	30,000	29,859
Loan 9(10)		Non-recourse	Jun-24	LIBOR + 3.00%		27,851	27,851	65,377	65,376
Subtotal mortgage and other notes payable, net						659,052	658,857	760,816	760,583

Bank credit facility
Bank credit facility	$165,000	Recourse	Jan-27 (11)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1 facility 3	$400,000	Limited Recourse(12)	Apr-26(13)	LIBOR/SOFR + 1.82%	(14)	250,162	250,162	109,915	109,915
Bank 3 facility 3	600,000	Limited Recourse(12)	Apr-23(15)	LIBOR/SOFR + 1.95%	(14)	396,202	396,202	157,409	157,409
Bank 7 facility 1	600,000	Limited Recourse(12)	Apr-26(16)	LIBOR/SOFR + 1.79%	(14)	415,795	415,795	358,181	358,181
Bank 8 facility 1	250,000	Limited Recourse(12)	Jun-23(17)	LIBOR/SOFR + 2.18%	(14)	158,504	158,504	177,519	177,519
Bank 9 facility 1	400,000	(18)	June-27(19)	LIBOR/SOFR + 1.70%	(14)	266,904	266,904	102,098	102,098
Subtotal master repurchase facilities	$2,250,000					1,487,567	1,487,567	905,122	905,122

Subtotal credit facilities						1,487,567	1,487,567	905,122	905,122

Total						$3,518,673	$3,511,330	$3,176,361	$3,166,604
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
(5)During the first quarter of 2022 the property was sold and the mortgage payable was repaid in full.
(6)Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.
(7)Represents a mortgage note collateralized by three properties.
(8)As of June 30, 2022, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $161.9 million.
(9)During the first quarter of 2022 the property was sold and the mortgage payable was repaid in full.
(10)The current maturity of the note payable is June 2023, with one one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(11)On January 28, 2022, the Company, through its subsidiaries, including the OP, entered into an Amended and Restated Credit Agreement. Refer to “Bank Credit Facility” within this note for more details.
(12)Recourse solely with respect to 25.0% of the financed amount.
(13)During the second quarter of 2022, the maturity date was April 2023. In July 2022, the maturity date was extended to July 2024, with three one-year extension options, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(14)Represents the weighted average spread as of June 30, 2022. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR or SOFR plus 1.50% to 2.70%.
(15)During the second quarter of 2022, the maturity date was April 2023. In July 2022, the maturity date was extended to April 2025, with two one-year extension options, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(16)The current maturity date is April 2025, with a one-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(17)The current maturity date is June 2023, with no extension currently available at the option of the Company.
(18)Recourse is either 25.0% or 50.0% depending on loan metrics.
(19)The current maturity date is June 2025, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at June 30, 2022 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remaining 2022	$1,311	$—	$1,311	$—
2023	557,272	—	2,566	554,706
2024	134,376	—	134,376	—
2025	235,750	—	235,750	—
2026	720,557	—	54,600	665,957
2027 and thereafter	1,869,407	1,372,054	230,449	266,904
Total	$3,518,673	$1,372,054	$659,052	$1,487,567
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
The Credit Agreement also includes an option for the Borrowers to increase the maximum available principal amount up to $300.0 million, subject to one or more new or existing Lenders agreeing to provide such additional loan commitments and satisfaction of other customary conditions.
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of June 30, 2022, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million commitment. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of June 30, 2022, the Company was in compliance with all of its financial covenants under the Credit Agreement.
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
CLNC 2019-FL1
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.0 million of investment

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
grade notes. As of June 30, 2022, the securitization reflects an advance rate of 82.8% at a weighted average cost of funds of Adjusted Term SOFR plus 1.66% (before transaction expenses) and is collateralized by a pool of 21 senior loan investments.
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
As of June 30, 2022, the CLNC 2019-FL1 mortgage assets are indexed to LIBOR and the borrowings under CLNC 2019-FL1 are indexed to Term SOFR, creating an underlying benchmark index rate basis difference between CLNC 2019-FL1 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. The Company has the right to transition the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities, and will make the determination taking into account the loan portfolio as a whole. The transition to SOFR is not expected to have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
CLNC 2019-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the first quarter of 2022, two loans held in CLNC 2019-FL1 were repaid, totaling $54.4 million. During the second quarter of 2022, three loans held in CLNC 2019-FL1 were repaid, totaling $84.0 million. The proceeds from the five loan payoffs were used to amortize the securitization bonds in accordance with the securitization priority of payments.
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
BRSP 2021-FL1 includes a two-year reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within BRSP 2021-FL1. During the first quarter of 2022, one loan held in BRSP 2021-FL1 was fully repaid, totaling $11.7 million. During the second quarter of 2022 three loans held in BRSP 2021-FL1 were fully repaid, totaling $47.9 million. Additionally, subsequent to June 30, 2022 and through August 2, 2022 one loan held in BRSP 2021-FL1, totaling $14.2 million was fully repaid. The Company replaced the repaid loans by contributing existing loan investments of equal value.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of June 30, 2022, the Company had $1.6 billion carrying value of CRE debt investments and other assets financed with $1.4 billion of securitization bonds payable, net. As of December 31, 2021, the Company had $1.8 billion carrying value of CRE debt investments financed with $1.5 billion of securitization bonds payable, net.
Master Repurchase Facilities
As of June 30, 2022, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.3 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of June 30, 2022, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of June 30, 2022, the Company had $2.0 billion carrying value of CRE debt investments financed with $1.5 billion under the Master Repurchase Facilities. As of December 31, 2021, the Company had $1.2 billion carrying value of CRE debt investments financed with $905.1 million under the master repurchase facilities.
During the three months ended June 30, 2022, the Company entered into amendments under the Master Repurchase Facility with Bank 7 and Bank 9 to increase the facility sizes by $100 million and extend the maturity dates by one year for each facility.
Additionally, subsequent to June 30, 2022, the Company entered into amendments under the Master Repurchase Facility with Bank 1 and Bank 3 to extend the maturity date by one year and four years, respectively.
CMBS Credit Facilities
As of June 30, 2022, the Company had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The CMBS Credit Facilities were undrawn as of June 30, 2022 and December 31, 2021.
9. Related Party Arrangements
Internalization
On April 30, 2021, the Company completed the internalization of the Company’s management and operating functions and terminated its relationship with its Manager in accordance with the Termination Agreement (the “Internalization”). The Company paid the Manager a one-time termination fee of $102.3 million and additional closing costs of $0.3 million. The Company will not pay management or incentive fees to the Manager for any post-closing period. Refer to Note 2, “Summary of Significant Accounting Policies,” for further details.
Fees to Manager
Base Management Fee
Following the Internalization on April 30, 2021, the Company no longer pays a base management fee to the Manager.
For the three and six months ended June 30, 2021, the total management fee expense incurred was $2.3 million and $9.6 million, respectively.
Incentive Fee
Following the Internalization on April 30, 2021, the Company no longer pays an incentive fee to the Manager. The Company did not incur any incentive fees during the three and six months ended June 30, 2021.
Reimbursements of Expenses
Following the Internalization on April 30, 2021, the Company no longer reimburses expenses incurred by the Manager.
For the three and six months ended June 30, 2021, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $0.8 million and $2.8 million, respectively,

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
and are included in operating expense on the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, there were no unpaid expenses included in due to related party in the Company’s consolidated balance sheets.
10. Equity-Based Compensation
On January 29, 2018, the Company’s Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan permits the grant of awards with respect to 4.0 million shares of the Class A common stock, subject to adjustment pursuant to the terms of the 2018 Plan. Awards may be granted under the 2018 Plan to (x) the Manager, or any employee, officer, director, consultant or advisor (who is a natural person) providing services to the Company, the Manager or their affiliates and (y) any other individual whose participation in the 2018 Plan is determined to be in the best interests of the Company. The following types of awards may be made under the 2018 Plan, subject to the limitations set forth in the plan: (i) stock options (which may be either incentive stock options or non-qualified stock options); (ii) stock appreciation rights; (iii) restricted stock awards; (iv) stock units; (v) unrestricted stock awards; (vi) dividend equivalent rights; (vii) performance awards; (viii) annual cash incentive awards; (ix) long-term incentive units; and (x) other equity-based awards.
Shares subject to an award granted under the 2018 Plan will be counted against the maximum number of shares of Class A common stock available for issuance thereunder as one share of Class A common stock for every one share of Class A common stock subject to such an award. Shares subject to an award granted under the 2018 Plan will again become available for issuance under the 2018 Plan if the award terminates by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares (except as set forth in the following sentence). The number of shares of Class A common stock available for issuance under the 2018 Plan will not be increased by (i) any shares tendered or withheld in connection with the purchase of shares upon exercise of a stock option, (ii) any shares deducted or delivered in connection with the Company’s tax withholding obligations, or (iii) any shares purchased by the Company with proceeds from stock option exercises. The shares granted in May 2020 to the independent directors of the Company under the 2018 Plan vested in May 2021. The shares granted in June 2021 to the independent directors, as well as in October and December to the two newly appointed independent directors of the Company under the 2018 Plan vested in May 2022. Shares granted to non-independent directors, officers and the Manager under the 2018 Plan vest ratably in three annual installments.
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
On May 5, 2022, the Company granted 1,456,366 shares of Class A common stock to certain of its employees. The shares vest in one-third increments on March 15, 2023, March 15, 2024 and March 15, 2025.
On May 6, 2022, the Company granted 62,190 shares of Class A common stock to the independent directors of the Company which vest on May 6, 2023.
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation of $2.3 million and $4.2 million within compensation and benefits in the consolidated statement of operations for the three and six months ended June 30, 2022, respectively. The Company recognized share-based compensation expense of $5.4 million and $9.7 million within compensation and benefits in the consolidated statement of operations for the three and six months ended June 30, 2021, respectively.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the six months ended June 30, 2022:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested shares at December 31, 2021	1,482,094	272,000	1,754,094	$12.35	$11.96
Granted	1,524,482	—	1,524,482	8.59	—
Vested	(605,422)	—	(605,422)	9.18	—
Unvested shares at June 30, 2022	2,401,154	272,000	2,673,154	10.23	11.96
Fair value of equity awards that vested during the six months ended June 30, 2022 and June 30, 2021, determined based on their respective fair values at vesting date, was $3.8 million and $3.9 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At June 30, 2022, aggregate unrecognized compensation cost for all unvested equity awards was $17.4 million, which is expected to be recognized over a weighted-average period of 2.3 years. At June 30, 2021, aggregate unrecognized compensation cost for all unvested equity awards was $11.0 million, expected to be recognized over a weighted-average period of 2.5 years.
11. Stockholders’ Equity
Authorized Capital
As of June 30, 2022, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of June 30, 2022.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Dividends
During the six months ended June 30, 2022, the Company declared the following dividend on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 15, 2022	March 31, 2022	April 15, 2022	$0.19
June 15, 2022	June 30, 2022	July 15, 2022	$0.20
Share Repurchases
In May 2022, the Company’s board of directors authorized a stock repurchase program (“Stock Repurchase Program”) under which the Company may repurchase up to $100.0 million of its outstanding Class A common stock until April 30, 2023. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, in privately negotiated transactions or otherwise. The Company has a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Stock Repurchase Program will be utilized at management’s discretion and in accordance with the requirements of the Securities and Exchange Commission (“SEC”). The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements and other conditions.
During the three and six months ended June 30, 2022, the Company repurchased 2.2 million shares of Class A common stock at a weighted average price of $8.40 per share for an aggregate cost of $18.3 million. Additionally, and separate from the Stock Repurchase Program, the Company redeemed the 3.1 million total outstanding membership units in the OP held by a third-party representing noncontrolling interests at a price of $8.25 per unit for a total cost of $25.4 million.
As of June 30, 2022, there was $81.7 million remaining available to make repurchases under the Stock Repurchase Plan.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$17,893	$(9,107)	$8,786
Other comprehensive income	—	660	660
AOCI at March 31, 2022	$17,893	$(8,447)	$9,446
Other comprehensive income (loss) before OP reclassification	—	(9,810)	(9,810)
Amounts reclassified from OP	710	(856)	(146)
Net current period OCI	710	(10,666)	(9,956)
AOCI at June 30, 2022	$18,603	$(19,113)	$(510)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$275	$47,127	$7,186	$54,588
Other comprehensive income (loss) before reclassification	(1,035)	—	(7,467)	(8,502)
Amounts reclassified from AOCI	760	—	—	760
Net current period OCI	(275)	—	(7,467)	(7,742)
AOCI at March 31, 2021	$—	$47,127	$(281)	$46,846
Other comprehensive income	—	—	1,966	1,966
AOCI at June 30, 2021	$—	$47,127	$1,685	$48,812

Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$710	$(872)	$(162)
Other comprehensive income	—	16	16
AOCI at March 31, 2022	$710	$(856)	$(146)
Other comprehensive income (loss) before Stockholders reclassification	—	—	—
Amounts reclassified to Stockholders	(710)	856	146
Net current period OCI	(710)	856	146
AOCI at June 30, 2022	$—	$—	$—

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2020	$(73)	$1,403	$(272)	$1,058
Other comprehensive income (loss)	98	—	(288)	(190)
Amounts reclassified from AOCI	(25)	—	—	(25)
Net current period OCI	73	—	(288)	(215)
AOCI at March 31, 2021	$—	$1,403	$(560)	$843
Other comprehensive income (loss)	—	—	(89)	(89)
AOCI at June 30, 2021	$—	$1,403	$(649)	$754

Changes in Components of AOCI - Noncontrolling Interests in investment entities

(in thousands)	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$1,872	$1,872
Other comprehensive income before reclassification	—	—
Amounts reclassified from AOCI	(1,872)	(1,872)
Net current period OCI	(1,872)	(1,872)
AOCI at March 31, 2022	$—	$—
Other comprehensive income	—	—
AOCI at June 30, 2022	$—	$—

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(in thousands)	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$2,193	$2,193
Other comprehensive income (loss)	(776)	(776)
AOCI at March 31, 2021	$1,417	$1,417
Other comprehensive income	336	336
AOCI at June 30, 2021	$1,753	$1,753
The following table presents the details of the reclassifications from AOCI for the six months ended June 30, 2021:

(in thousands)
Component of AOCI reclassified into earnings	Six Months Ended June 30, 2021	Affected Line Item in the Consolidated Statements of Operations
Realized gain on sale of real estate securities	$104	Other gain, net
Impairment of real estate securities	$(967)	Other gain, net
12. Noncontrolling Interests
Operating Partnership
Noncontrolling interests included the aggregate limited liability interests in the OP which were held by an affiliate of DigitalBridge through February 2022, after which such entity was sold to an unaffiliated third party. During the three months ended June 30, 2022, the Company redeemed these membership units in the OP for $25.4 million. As of June 30, 2022, there were no remaining noncontrolling interests in the OP and the OP was wholly-owned by the Company directly, and indirectly through the Company’s wholly-owned subsidiary, BRSP-T LLC.
Net income (loss) attributable to the noncontrolling interests is based on such members ownership percentage of the OP. Net income attributable to the noncontrolling interests of the OP was $0.4 million and $1.0 million for the three and six months ended June 30, 2022 and net loss attributable to the noncontrolling interests of the OP was $0.4 million and $2.4 million for the three and six months ended June 30, 2021.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income and net loss attributable to noncontrolling interests in the investment entities was de minimis for both the three and six months ended June 30, 2022, respectively and the net loss attributable to noncontrolling interests in the investment entities was $3.5 million and $3.7 million for the three and six months ended June 30, 2021.
13. Fair Value
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

BRIGHTSPIRE CAPITAL, INC.
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
Investing VIEs
As discussed in Note 4, “Real Estate Securities,” the Company has elected the fair value option for the financial assets and liabilities of the consolidated Investing VIEs. The Investing VIEs are “static,” that is no reinvestment is permitted and there is very limited active management of the underlying assets. The Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the Investing VIEs are more observable, but in either case, the methodology results in the fair value of the assets of the securitization trust being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of the securitization trust is more observable, since market prices for the liabilities are available from a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The financial assets of the securitization trust are not readily marketable and their fair value measurement requires information that may be limited in availability.
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy (dollars in thousands):

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other assets - PE Investments	$—	$—	$4,406	$4,406	$—	$—	$4,406	$4,406
Mortgage loans held in securitization trusts, at fair value	—	—	718,335	718,335	—	—	813,310	813,310
Other assets - derivative assets	—	3,202	—	3,202	—	1,373	—	1,373
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$682,181	$—	$682,181	$—	$777,156	$—	$777,156
Other liabilities - derivative liabilities	—	—	—	—	—	9	—	9
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2022 and year ended December 31, 2021 (dollars in thousands):

	Six Months Ended June 30, 2022		Year Ended December 31, 2021
	Other assets - PE Investments	Mortgage loans held in securitization trusts(1)	Other assets - PE Investments	Mortgage loans held in securitization trusts
Beginning balance	$4,406	$813,310	$6,878	$1,768,069
Distributions/paydowns	—	(15,946)	(2,380)	(78,903)
Sale of investments	—	—	—	(28,662)
Deconsolidation of securitization trust(2)	—	—	—	(802,196)
Equity in earnings	—	—	(92)	—
Unrealized loss in earnings	—	(79,029)	—	(8,375)
Realized loss in earnings	—	—	—	(36,623)
Ending balance	$4,406	$718,335	$4,406	$813,310
_________________________________________
(1)For the six months ended June 30, 2022, the Company recorded an unrealized loss of $79.0 million related to mortgage loans held in securitization trusts, at fair value and an unrealized gain of $79.0 million related to mortgage obligations held in securitization trusts, at fair value.
(2)In April 2021, the Company sold its retained investments in the subordinate tranches of one securitization trust. As a result of the sale, the Company deconsolidated one of the securitization trusts.

As of June 30, 2022 and December 31, 2021, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of June 30, 2022 and December 31, 2021, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. As of June 30, 2022, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield of 20.7% and a weighted average life of 4.9 years. As of December 31, 2021, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield of 17.5% and a weighted average life of 5.4 years. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the three and six months ended June 30, 2022, the Company did not record a net unrealized gain (loss) related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. For the three and six months ended June 30, 2021, the Company recorded a net unrealized gain of $19.5 million and $28.2 million, respectively, related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statement of operations.
For the three and six months ended June 30, 2021, the Company recorded a net realized loss of $19.5 million on mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value, which represents the loss upon sale of the Company’s retained interests in the subordinate tranches of one securitization trust. This amount is recorded as realized loss on mortgage loans and obligations held in securitization trusts, net in the consolidated statement of operations.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of June 30, 2022 and December 31, 2021, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022			December 31, 2021
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans held for investment, net(2)	$3,850,052	$3,789,145	$3,805,674	$3,500,658	$3,449,009	$3,464,060
Financial liabilities:(1)
Securitization bonds payable, net	$1,372,054	$1,364,906	$1,372,054	$1,510,423	$1,500,899	$1,510,423
Mortgage and other notes payable, net	659,052	658,857	659,052	760,816	760,583	760,816
Master repurchase facilities	1,487,567	1,487,567	1,487,567	905,122	905,122	905,122
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $312.9 million and $264.9 million as of June 30, 2022 and December 31, 2021, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2022. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of June 30, 2022, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

BRIGHTSPIRE CAPITAL, INC.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of June 30, 2022, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The Company did not hold any assets carried at fair value on a nonrecurring basis as of June 30, 2022.
The following table summarizes assets carried at fair value on a nonrecurring basis as of December 31, 2021 (dollars in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Loans held for investment, net(1)	$—	$—	$38,083	$38,083
_________________________________________
(1)See Note 3 “Loans Held for Investment, net” for further details.
14. Derivatives
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
As of June 30, 2022 and December 31, 2021, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	Non-Designated Hedges
	June 30, 2022	December 31, 2021
Derivative Assets
Foreign exchange contracts	$3,200	$1,373
Interest rate contracts	2	2
Included in other assets	$3,202	$1,373
Derivative Liabilities
Interest rate contracts	$—	$(9)
Included in accrued and other liabilities	$—	$(9)
As of June 30, 2022, the Company’s counterparties do not hold any cash collateral.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the Company’s interest rate contracts as of June 30, 2022 and December 31, 2021:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)	Range of Maturity Dates
		Non-Designated
June 30, 2022
FX Forward	NOK	182,748	August 2022 - May 2024
Interest Rate Swap	USD	$527	July 2023

December 31, 2021
FX Forward	NOK	190,772	February 2022 - May 2024
Interest Rate Swap	USD	$30,762	April 2022 - July 2023
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other gain, net
Non-designated foreign exchange contracts	$2,116	$1,232	$1,895	$952
Non-designated interest rate contracts	4	5	12	18
	$2,120	$1,237	$1,907	$970
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Net Amounts of Assets (Liabilities)
June 30, 2022
Derivative Assets
Foreign exchange contracts	$3,200	$3,200
Interest rate contracts	2	2
	$3,202	$3,202

December 31, 2021
Derivative Assets
Foreign exchange contracts	$1,373	$1,373
	$1,373	$1,373
Derivative Liabilities
Interest rate contracts	$(9)	$(9)
	$(9)	$(9)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company did not offset any of its derivatives positions as of June 30, 2022 and December 31, 2021.
15. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2022, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $282.9 million for senior loans, $18.6 million for securitized loans and $11.4 million for mezzanine loans. At December 31, 2021, total unfunded lending commitments for loans held for investment were $212.6 million for senior loans and $52.3 million for securitized loans.
Ground Lease Obligation
The Company’s operating leases are ground leases acquired with real estate.
At June 30, 2022 and December 31, 2021, the weighted average remaining lease term was 13.8 years and 13.9 years for ground leases, respectively.
The following table presents ground lease expense, included in property operating expense, for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense:
Minimum lease expense	$768	$761	$1,536	$1,529
Variable lease expense	—	—	—	—
	$768	$761	$1,536	$1,529

The operating lease liability for ground leases was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of June 30, 2022 (dollars in thousands):

Remainder of 2022	$1,554
2023	3,110
2024	2,213
2025	2,148
2026	2,073
2027 and thereafter	17,254
Total lease payments	28,352
Less: Present value discount	9,135
Operating lease liability (Note 7)	$19,217
Office Lease
At June 30, 2022, the weighted average remaining lease term was 6.6 years for the office leases, which are located in New York, New York and Los Angeles, California.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three and six months ended June 30, 2022, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Corporate Offices
Operating lease expense:
Fixed lease expense	$315	$133	$591	$133
	$315	$133	$591	$133
The operating lease liability for the office leases were determined using a weighted average discount rate of 2.36%. As of June 30, 2022, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices
Remainder of 2022(1)	$399
2023	1,239
2024	1,293
2025	1,308
2026	1,323
2027 and thereafter	3,068
Total lease payments	8,630
Less: Present value discount	694
Operating lease liability (Note 7)	$7,936
__________________________________________
(1)The Company entered into a Los Angeles, California office lease in the first quarter of 2022, with rent payments beginning in 2023.

Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of June 30, 2022, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
Employment contracts
At March 31, 2021, the Company did not employ any personnel. Instead, the Company relied on the resources of its Manager and affiliates to conduct the Company’s operations. On April 30, 2021, the Company entered into employment agreements with the Company’s Chief Executive Officer and certain of the Company’s senior management team.
16. Segment Reporting
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following tables present segment reporting for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Three Months Ended June 30, 2022
Net interest income (expense)	$32,064	$1,134	$—	$(435)	$32,763
Property and other income	78	219	21,806	465	22,568
Property operating expense	—	—	(5,266)	—	(5,266)
Transaction, investment and servicing expense	(961)	29	(52)	2	(982)
Interest expense on real estate	—	—	(7,117)	—	(7,117)
Depreciation and amortization	—	—	(8,664)	(56)	(8,720)
Increase of current expected credit loss reserve	(10,143)	—	—	—	(10,143)
Compensation and benefits	—	—	—	(8,269)	(8,269)
Operating expense	13	(245)	(56)	(3,782)	(4,070)
Other gain, net	21,484	—	2,093	755	24,332
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	42,535	1,137	2,744	(11,320)	35,096
Income tax expense	(416)	—	(49)	—	(465)
Net income (loss)	$42,119	$1,137	$2,695	$(11,320)	$34,631

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Three Months Ended June 30, 2021
Net interest income (expense)	$25,926	$1,279	$—	$(998)	$26,207
Property and other income	181	—	24,808	920	25,909
Management fee expense	—	—	—	(2,338)	(2,338)
Property operating expense	—	—	(6,758)	—	(6,758)
Transaction, investment and servicing expense	(563)	—	(62)	(19)	(644)
Interest expense on real estate	—	—	(7,777)	—	(7,777)
Depreciation and amortization	—	—	(9,948)	(46)	(9,994)
Increase of current expected credit loss reserve	(1,200)	—	—	—	(1,200)
Compensation and benefits	—	—	—	(10,053)	(10,053)
Operating expense	(291)	(166)	—	(3,543)	(4,000)
Restructuring charges	—	—	—	(150)	(150)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	19,516	—	—	19,516
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(19,516)	—	—	(19,516)
Other gain (loss), net	(400)	—	1,236	—	836
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	23,653	1,113	1,499	(16,227)	10,038
Equity in earnings (loss) of unconsolidated ventures	(33,665)	(123)	—	—	(33,788)
Income tax benefit	—	49	85	—	134
Net income (loss)	$(10,012)	$1,039	$1,584	$(16,227)	$(23,616)
_________________________________________
(1)Includes income earned from CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost.

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Six Months Ended June 30, 2022
Net interest income (expense)	$61,428	$2,021	$—	$(1,301)	$62,148
Property and other income	199	352	45,974	486	47,011
Property operating expense	—	—	(11,990)	—	(11,990)
Transaction, investment and servicing expense	(2,011)	29	(152)	28	(2,106)
Interest expense on real estate	—	—	(14,673)	—	(14,673)
Depreciation and amortization	—	—	(17,215)	(99)	(17,314)
Increase of current expected credit loss reserve	(9,277)	—	—	—	(9,277)
Compensation and benefits	—	—	—	(16,494)	(16,494)
Operating expense	(139)	(285)	(88)	(7,907)	(8,419)
Other gain (loss), net	21,355	—	13,929	(664)	34,620
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	71,555	2,117	15,785	(25,951)	63,506
Equity in earnings of unconsolidated ventures	25	—	—	—	25
Income tax expense	(353)	—	(148)	—	(501)
Net income (loss)	$71,227	$2,117	$15,637	$(25,951)	$63,030

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Six Months Ended June 30, 2021
Net interest income (expense)	$48,845	$3,632	$—	$(2,038)	$50,439
Property and other income	180	53	50,605	838	51,676
Management fee expense	—	—	—	(9,596)	(9,596)
Property operating expense	—	—	(14,869)	—	(14,869)
Transaction, investment and servicing expense	(1,252)	(167)	(177)	(1,336)	(2,932)
Interest expense on real estate	—	—	(16,410)	—	(16,410)
Depreciation and amortization	—	—	(19,487)	(46)	(19,533)
Increase of current expected credit loss reserve	(4,425)	—	—	—	(4,425)
Compensation and benefits	—	—	—	(16,839)	(16,839)
Operating expense	(540)	(946)	(31)	(8,292)	(9,809)
Restructuring charges	—	—	—	(109,321)	(109,321)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	28,154	—	—	28,154
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(19,516)	—	—	(19,516)
Other gain (loss), net	(400)	(859)	10,462	—	9,203
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	42,408	10,351	10,093	(146,630)	(83,778)
Equity in earnings (loss) of unconsolidated ventures	(36,066)	(200)	—	—	(36,266)
Income tax benefit	—	1,826	109	—	1,935
Net income (loss)	$6,342	$11,977	$10,202	$(146,630)	$(118,109)
_________________________________________
(1)Includes income earned from CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost.

The following table presents total assets by segment as of June 30, 2022 and December 31, 2021 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity(1)	CRE Debt Securities(2)	Net Leased and Other Real Estate	Corporate(3)	Total
June 30, 2022	$3,910,416	$741,747	$872,190	$315,739	$5,840,092
December 31, 2021	3,589,325	840,215	963,369	245,460	5,638,369
_________________________________________
(1)Includes investments in unconsolidated ventures totaling $16.2 million as of December 31, 2021.
(2)Includes PE Investments totaling $4.4 million as of June 30, 2022 and December 31, 2021.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total income by geography:
United States	$80,758	$67,564	$154,202	$138,515
Europe	4,614	(26,132)	9,583	(19,731)
Total(1)	$85,372	$41,432	$163,785	$118,784

	June 30, 2022	December 31, 2021
Long-lived assets by geography:
United States	$542,359	$553,368
Europe	258,073	294,824
Total(2)	$800,432	$848,192
_________________________________________
(1)Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.
(2)Long-lived assets are comprised of real estate and real estate related intangible assets, and excludes financial instruments and assets held for sale.
17. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2022 and 2021 consist of the following (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$34,631	$(23,616)	$63,030	$(118,109)
Net (income) loss attributable to noncontrolling interests:
Investment Entities	15	3,459	(7)	3,685
Operating Partnership	(359)	437	(1,013)	2,390
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$34,287	$(19,720)	$62,010	$(112,034)

Numerator:
Net (income) loss allocated to participating securities (non-vested shares)	$(687)	$—	$(797)	$—
Net income (loss) attributable to common stockholders	$33,600	$(19,720)	$61,213	$(112,034)

Denominator:
Weighted average shares outstanding - basic(1)	127,756	128,298	128,052	128,297
Weighted average shares outstanding - diluted	129,595	128,298	129,669	128,297

Net income (loss) per common share - basic	$0.26	$(0.15)	$0.48	$(0.87)
Net income (loss) per common share - diluted	$0.26	$(0.15)	$0.47	$(0.87)
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,401,154 and 1,550,862 of restricted stock awards as of June 30, 2022 and June 30, 2021, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per common share.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
18. Subsequent Events
Dividends
In July 2022, the Company paid a quarterly cash dividend of $0.20 per share of Class A common stock for the quarter ended June 30, 2022, to stockholders of record on June 30, 2022.
Loan Originations
Subsequent to June 30, 2022, the Company funded three senior mortgage loans with a total commitment of $91.4 million. The average initial funded amount was $27.7 million and had a weighted average spread of SOFR plus 3.52%.
Master Repurchase Facilities
In July 2022, the Company amended one of its Master Repurchase Facilities to extend the maturity date to April 2025, with two one-year extension options, and to replace LIBOR with SOFR as the benchmark applicable to loans entered into prior to January 1, 2022. Also in July 2022, the Company amended another one of its Master Repurchase Facilities to extend the maturity date to July 2024, with three one-year extension options, and to replace LIBOR with SOFR as the benchmark applicable to financings entered into prior to January 1, 2022.

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
Introduction
We are a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which is our primary investment strategy. Additionally, we may also selectively originate mezzanine loans and preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with our origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. We will continue to target net leased equity investments on a selective basis. Additionally, we hold investments in CRE debt securities consisting of commercial mortgage-backed securities (“CMBS”) that are “B-pieces” of a CMBS securitization pool.
We were organized in the state of Maryland on August 23, 2017 and maintain key offices in New York, New York and Los Angeles, California. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all our activities and hold substantially all our assets and liabilities through our operating subsidiary, BrightSpire Capital Operating Company, LLC (the “OP”). At March 31, 2022, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% was owned as noncontrolling interest. During the three months ended June 30, 2022, we redeemed the 2.3% outstanding membership units in the OP for $25.4 million. Following this redemption, there were no noncontrolling interests in the OP.
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
Significant Developments
During the three months ended June 30, 2022, and through August 2, 2022, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•As of the date of this report, we have approximately $438 million of liquidity, consisting of $273 million cash on hand and $165 million available on our Bank Credit Facility;
•Declared and paid a second quarter $0.20 per share dividend on July 15, 2022;
•Repurchased 2.2 million shares of our Class A common stock at a weighted average price of $8.40 for an aggregate cost of $18.3 million;
•Redeemed 3.1 million operating partnership units at a price of $8.25 per unit for an aggregate cost of $25.4 million; and
•We amended the below Master Repurchase Facilities as follows:
◦Increased the borrowing capacity of Bank 7 by $100 million and extended the maturity date to April 2025, with a one-year extension option;
◦Increased the borrowing capacity of Bank 9 by $100 million and extended the maturity date to June 2025, with two one-year extension options;
◦Extended the maturity date of Bank 3 to April 2025, with two one-year extension options, and replaced LIBOR with SOFR as the benchmark applicable to loans entered into prior to January 1, 2022;

◦Extended the maturity date of Bank 1 to July 2024, with three one-year extension options, and replaced LIBOR with SOFR as the benchmark applicable to loans entered into prior to January 1, 2022.
Our Portfolio
•Generated U.S. GAAP net income of $34.3 million, or $0.26 per basic and diluted share and Distributable Earnings and Adjusted Distributable Earnings of $31.4 million, or $0.24 per share for the three months ended June 30, 2022;
•Funded nine senior mortgage loans with a total commitment of $306.5 million. The average initial funded amount was $31.3 million and had a weighted average spread of SOFR plus 3.82%;
•Received loan repayment proceeds of $247.9 million from nine loans;
•Sold one preferred equity investment for a gross sales price of $38.1 million and recognized a realized gain of $21.9 million;
•Subsequent to June 30, 2022, we funded three senior mortgage loans with a total commitment of $91.4 million. The average initial funded amount was $27.7 million and had a weighted average spread of SOFR plus 3.52%; and
•Subsequent to June 30, 2022, we received loan repayment proceeds of $36.6 million from two loans.
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
Market Update
Overall market uncertainty and reports that the U.S. economy is in or will be in a recession, coupled with rising inflation and interest rates have tempered the loan financing markets recently. There has been an overall slowdown in commercial real estate transaction volumes, with many lenders being cautious, and transaction volumes are expected to remain muted for the foreseeable future. The rising LIBOR/SOFR and costly interest rate caps have contributed to borrowers accepting lower proceeds and exploring other interest rate options such as fixed interest rates.
During 2022, the Federal Open Market Committee (“FOMC”) of the Federal Reserve raised the target range for the federal funds rate four times. The two most recent rate hikes were significant: on June 15, 2022, the target range for federal funds rates was raised by 0.75% to a range of 1.50% to 1.75% and on July 27, 2022 the target range for federal funds rates was raised by another 0.75% to a range of 2.25% to 2.50%.
These economic factors have had and will continue to impact our business operations as follows:
–the value of fixed-rate investments may decrease;
–prepayments on certain assets in our portfolio may slow;
–coupons on our floating and adjustable-rate mortgage loans and CMBS may reset, although on a delayed basis, to higher interest rates;
–to the extent we use leverage to finance our assets, the interest expense associated with our borrowings may increase, and there may be margin calls on our Master Repurchase Facilities;

–to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements may increase;
–bank warehouse lenders may take a more conservative stance by increasing funding costs, which may lead to margin calls; and
–disrupt our borrowers’ and tenants’ ability to finance their activities or refinance properties, which could adversely impact their ability to make their monthly mortgage payments and meet their loan obligations, and may result in requests for loan extensions.
In addition to economic conditions, political conditions are contributing to market uncertainty which may further negatively impact our business and results of operations. In February 2022, conflict escalated between Russia and Ukraine. In response, the U.S., the U.K., and the European Union governments, among others, imposed financial and economic sanctions targeting Russia that, among other things, restrict transactions with Russian entities and individuals and trade and financing to, from, or in Russia and certain regions of Ukraine. Although we do not conduct any business, and have not originated any loans secured by assets, in Russia or Ukraine, the ongoing conflict may cause continued volatility in the capital markets, other adverse economic impacts due to additional sanctions, embargoes, regional instability and geopolitical shifts, and increased cost of goods and supply chain disruptions, any of which may negatively impact the business or operations of our borrowers and tenants and our business and results of operations.

Our Portfolio
As of June 30, 2022, our portfolio consisted of 125 investments representing approximately $4.7 billion in book value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans consisted of 110 senior mortgage loans and mezzanine loans had a weighted average cash coupon of 3.7% and a weighted average all-in unlevered yield of 5.9%. Our net leased and other real estate consisted of approximately 6.4 million total square feet of space and total second quarter 2022 net operating income (“NOI”) of that portfolio was approximately $16.2 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of June 30, 2022, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at BRSP share)(2)	Net book value (Consolidated)(3)	Net book value (at BRSP share)(4)
Our Portfolio
Senior mortgage loans	104	$3,729,515	$3,729,515	$842,039	$842,039
Mezzanine loans(5)	6	104,008	104,008	104,008	104,008
Subtotal	110	3,833,523	3,833,523	946,047	946,047
Net leased real estate	8	618,838	618,838	163,561	163,561
Other real estate	2	176,062	162,684	137	(147)
CRE debt securities	4	36,154	36,154	36,154	36,154
Private equity interests	1	4,406	4,406	4,406	4,406
Total/Weighted average Our Portfolio	125	$4,668,983	$4,655,605	$1,150,305	$1,150,021
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Book value at our share represents the proportionate book value based on ownership by asset as of June 30, 2022.
(3)Net book value represents book value less any associated financing as of June 30, 2022.
(4)Net book value at our share represents the proportionate book value based on asset ownership less any associated financing based on ownership as of June 30, 2022.
(5)Mezzanine loans include one investment in an unconsolidated venture whose underlying interest is in a loan.
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
As mentioned above, management considers several risk factors when assigning our risk rankings each quarter. We believe the long-term impacts of the COVID-19 pandemic remain uncertain, and therefore continue to represent a risk to our portfolio. During the second quarter of 2022, we added nine new loans to our portfolio with a risk ranking of 3, and eight loans repaid, of which five loans had a risk ranking of 2 and three loans had a risk ranking of 3. Our weighted average risk ranking at June 30, 2022 is unchanged from March 31, 2022 at 3.1.
Senior and Mezzanine Loans and Preferred Equity
Our senior and mezzanine loans consists of senior mortgage loans and mezzanine loans. We did not have any preferred equity investments as of June 30, 2022.
The following table provides a summary of our senior and mezzanine loans based on our internal risk rankings as of June 30, 2022 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior mortgage loans(2)	Mezzanine loans	Total	% of Our Portfolio
2	10	$284,847	$—	$284,847	7.4%
3	87	2,787,924	63,098	2,851,022	74.4%
4	11	685,534	—	685,534	17.9%
5	2	—	12,120	12,120	0.3%
	110	$3,758,305	$75,218	$3,833,523	100.0%

Weighted average risk ranking					3.1
_________________________________________
(1)Carrying value at our share represents the proportionate book value based on ownership by asset as of June 30, 2022.
(2)Includes one mezzanine loan totaling $28.8 million where we are also the senior lender.
The following table provides asset level detail for our senior and mezzanine loans as of June 30, 2022 (dollars in thousands):

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Senior loans
Loan 1	Hotel	1/2/2018	San Jose, CA	$184,959	$184,959	Floating	4.8%	6.5%	11/9/2026	79%	4
Loan 2	Multifamily	6/21/2019	Milpitas, CA	184,715	184,282	Floating	3.1%	5.5%	7/9/2024	75%	3
Loan 3	Office	12/7/2018	Carlsbad, CA	120,000	120,000	Floating	4.3%	6.2%	12/9/2023	73%	3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Loan 4	Hotel	6/28/2018	Berkeley, CA	119,737	120,000	Floating	3.2%	5.2%	7/9/2025	66%	4
Loan 5	Office	2/17/2022	Boston, MA	80,172	81,000	Floating	3.8%	6.0%	3/9/2027	54%	3
Loan 6	Other (Mixed-use)	10/24/2019	Brooklyn, NY	75,818	75,818	Floating	4.0%	6.1%	11/9/2024	70%	3
Loan 7	Office	8/28/2018	San Jose, CA	73,147	73,147	Floating	2.5%	4.5%	8/28/2025	75%	3
Loan 8	Hotel	6/25/2018	Englewood, CO	73,000	73,000	Floating	3.5%	5.3%	2/9/2025	69%	3
Loan 9	Office	1/19/2021	Phoenix, AZ	72,035	72,460	Floating	3.6%	5.7%	2/9/2026	70%	3
Loan 10	Office	5/29/2019	Long Island City, NY	68,110	68,110	Floating	3.5%	5.8%	6/9/2024	59%	4
Loan 11	Office	4/5/2019	Long Island City, NY	66,298	66,298	Floating	3.3%	5.6%	4/9/2024	58%	4
Loan 12(6)	Multifamily	6/18/2019	Santa Clara, CA	57,440	57,440	Floating	4.4%	7.1%	6/18/2024	65%	4
Loan 13	Office	7/12/2019	Washington, D.C.	57,274	57,274	Floating	2.8%	5.5%	8/9/2024	68%	4
Loan 14	Office	2/13/2019	Baltimore, MD	55,942	55,942	Floating	3.5%	6.2%	2/9/2024	74%	4
Loan 15	Multifamily	5/17/2022	Las Vegas, NV	49,075	49,600	Floating	3.6%	5.7%	6/9/2027	74%	3
Loan 16	Multifamily	3/8/2022	Austin, TX	48,804	49,125	Floating	3.3%	5.6%	3/9/2027	75%	3
Loan 17	Multifamily	7/19/2021	Dallas, TX	48,547	48,699	Floating	3.3%	5.5%	8/9/2026	74%	3
Loan 18	Multifamily	5/26/2021	Las Vegas, NV	45,655	45,799	Floating	3.4%	5.6%	6/9/2026	70%	3
Loan 19	Other (Mixed-use)	1/13/2022	New York, NY	44,832	45,190	Floating	3.5%	5.7%	2/9/2027	67%	3
Loan 20	Multifamily	2/3/2021	Arlington, TX	43,254	43,270	Floating	3.6%	5.9%	2/9/2026	81%	2
Loan 21	Multifamily	11/30/2021	Phoenix, AZ	43,191	43,457	Floating	3.4%	5.9%	12/9/2026	74%	3
Loan 22	Multifamily	3/1/2021	Richardson, TX	42,981	43,227	Floating	3.4%	5.5%	3/9/2026	75%	3
Loan 23	Multifamily	7/15/2021	Jersey City, NJ	42,812	43,000	Floating	3.0%	5.1%	8/9/2026	66%	2
Loan 24	Multifamily	12/21/2020	Austin, TX	42,641	42,850	Floating	3.7%	5.8%	1/9/2026	54%	2
Loan 25	Multifamily	3/22/2021	Fort Worth, TX	40,327	40,470	Floating	3.5%	5.7%	4/9/2026	83%	3
Loan 26	Office	5/23/2022	Plano, TX	39,990	40,300	Floating	4.3%	6.3%	6/9/2027	64%	3
Loan 27	Office	4/27/2022	Plano, TX	38,994	39,270	Floating	4.1%	6.2%	5/9/2027	70%	3
Loan 28	Multifamily	3/25/2021	Fort Worth, TX	38,340	38,480	Floating	3.3%	5.5%	4/9/2026	82%	3
Loan 29	Office	11/23/2021	Tualatin, OR	38,338	38,660	Floating	3.9%	6.1%	12/9/2026	66%	3
Loan 30	Multifamily	12/7/2021	Denver, CO	37,821	38,108	Floating	3.2%	5.5%	12/9/2026	74%	3
Loan 31	Multifamily	7/15/2021	Dallas, TX	36,510	36,736	Floating	3.1%	5.4%	8/9/2026	77%	3
Loan 32	Office	9/28/2021	Reston, VA	35,620	35,887	Floating	4.0%	6.3%	10/9/2026	71%	3
Loan 33	Multifamily	3/31/2022	Long Beach, CA	35,391	35,751	Floating	3.4%	5.6%	4/9/2027	74%	3
Loan 34	Office	11/17/2021	Dallas, TX	34,959	35,250	Floating	3.9%	6.1%	12/9/2025	61%	3
Loan 35	Multifamily	12/29/2020	Fullerton, CA	34,692	34,860	Floating	3.8%	5.9%	1/9/2026	70%	3
Loan 36	Multifamily	1/18/2022	Dallas, TX	34,510	34,699	Floating	3.5%	5.8%	2/9/2027	75%	3
Loan 37	Multifamily	1/12/2022	Los Angeles, CA	34,388	34,728	Floating	3.4%	5.4%	2/9/2027	65%	3
Loan 38	Multifamily	3/31/2022	Louisville, KY	34,269	34,550	Floating	3.7%	6.0%	4/9/2027	72%	3
Loan 39	Multifamily	9/28/2021	Carrollton, TX	34,118	34,395	Floating	3.1%	5.2%	10/9/2025	73%	3
Loan 40	Office	6/16/2017	Miami, FL	34,097	33,757	Floating	4.9%	6.6%	7/9/2022	68%	3
Loan 41	Office	4/7/2022	San Jose, CA	33,439	33,750	Floating	4.2%	6.3%	4/9/2027	70%	3
Loan 42	Multifamily	3/16/2021	Fremont, CA	33,206	33,380	Floating	3.5%	5.7%	4/9/2026	76%	3
Loan 43	Office	6/2/2021	South Pasadena, CA	32,881	32,956	Floating	4.9%	7.2%	6/9/2026	69%	3
Loan 44	Multifamily	7/29/2021	Phoenix, AZ	31,656	31,895	Floating	3.3%	5.4%	8/9/2026	74%	3
Loan 45	Multifamily	3/31/2021	Mesa, AZ	30,994	31,107	Floating	3.7%	5.9%	4/9/2026	83%	3
Loan 46	Office	4/30/2021	San Diego, CA	30,483	30,700	Floating	3.6%	5.7%	5/9/2026	55%	3
Loan 47	Multifamily	5/5/2021	Dallas, TX	29,622	29,749	Floating	3.4%	5.6%	5/9/2026	68%	3
Loan 48	Multifamily	4/29/2021	Las Vegas, NV	29,619	29,734	Floating	3.1%	5.2%	5/9/2026	76%	2
Loan 49	Multifamily	7/13/2021	Plano, TX	28,624	28,756	Floating	3.1%	5.2%	2/9/2025	82%	3
Loan 50	Multifamily	4/15/2022	Mesa, AZ	28,402	28,693	Floating	3.4%	5.4%	5/9/2027	75%	3
Loan 51	Office	11/19/2021	Gardena, CA	28,201	28,505	Floating	3.5%	5.6%	12/9/2026	69%	3
Loan 52	Multifamily	5/27/2021	Houston, TX	27,871	28,000	Floating	3.0%	5.2%	6/9/2026	67%	3
Loan 53	Office	10/21/2021	Blue Bell, PA	27,853	27,930	Floating	3.7%	6.2%	11/9/2023	67%	3
Loan 54	Multifamily	5/19/2022	Denver, CO	27,624	27,919	Floating	3.5%	5.6%	6/9/2027	73%	3
Loan 55	Other (Mixed-use)	5/3/2022	Brooklyn, NY	27,536	27,801	Floating	4.4%	6.5%	5/9/2027	68%	3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Loan 56	Office	3/31/2022	Blue Bell, PA	27,208	27,447	Floating	4.2%	6.8%	4/9/2025	59%	3
Loan 57	Multifamily	8/31/2021	Glendale, AZ	26,324	26,536	Floating	3.2%	5.3%	9/9/2026	75%	3
Loan 58	Multifamily	12/16/2021	Fort Mill, SC	25,882	26,100	Floating	3.2%	5.3%	1/9/2027	71%	3
Loan 59	Office	2/26/2019	Charlotte, NC	25,855	26,052	Floating	3.3%	5.1%	7/9/2025	51%	2
Loan 60	Multifamily	2/17/2022	Long Beach, CA	25,308	25,556	Floating	3.4%	5.5%	3/9/2027	67%	3
Loan 61	Multifamily	5/13/2021	Phoenix, AZ	24,968	25,132	Floating	3.1%	5.2%	6/9/2026	76%	2
Loan 62	Office	9/26/2019	Salt Lake City, UT	24,864	24,903	Floating	2.7%	5.0%	10/9/2024	72%	4
Loan 63	Office	11/23/2021	Oakland, CA	24,800	25,000	Floating	4.2%	6.4%	12/9/2026	57%	3
Loan 64	Office	12/7/2021	Hillsboro, OR	24,310	24,511	Floating	3.9%	6.1%	12/9/2024	71%	3
Loan 65	Multifamily	12/21/2021	Phoenix, AZ	24,307	24,528	Floating	3.5%	5.6%	1/9/2027	75%	3
Loan 66	Multifamily	1/29/2021	Charlotte, NC	23,432	23,558	Floating	3.5%	5.6%	2/9/2026	76%	3
Loan 67	Multifamily	7/1/2021	Aurora, CO	23,300	23,466	Floating	3.1%	5.2%	7/9/2026	73%	3
Loan 68	Multifamily	3/31/2022	Phoenix, AZ	23,035	23,265	Floating	3.7%	5.7%	4/9/2027	75%	3
Loan 69	Multifamily	3/8/2022	Glendale, AZ	23,025	23,260	Floating	3.5%	5.5%	3/9/2027	73%	3
Loan 70	Office	9/16/2019	San Francisco, CA	22,951	22,951	Floating	3.2%	5.7%	10/9/2024	82%	3
Loan 71	Multifamily	3/25/2021	San Jose, CA	22,518	22,650	Floating	3.7%	5.8%	4/9/2026	70%	2
Loan 72	Multifamily	11/4/2021	Austin, TX	22,499	22,690	Floating	3.3%	5.4%	11/9/2026	71%	3
Loan 73	Multifamily	10/7/2021	Irving, TX	22,353	22,400	Floating	3.3%	5.5%	9/1/2024	70%	3
Loan 74	Office	8/27/2019	San Francisco, CA	22,121	22,121	Floating	2.8%	5.4%	9/9/2024	79%	4
Loan 75	Office	7/30/2021	Denver, CO	21,811	22,002	Floating	4.3%	6.4%	8/9/2026	66%	3
Loan 76	Multifamily	7/13/2021	Oregon City, OR	21,385	21,487	Floating	3.3%	5.4%	8/9/2026	73%	3
Loan 77	Multifamily	6/22/2021	Phoenix, AZ	21,107	21,262	Floating	3.2%	5.3%	7/9/2026	75%	2
Loan 78	Multifamily	3/31/2021	San Antonio, TX	20,026	20,148	Floating	3.1%	5.1%	4/9/2026	77%	3
Loan 79	Multifamily	9/22/2021	Denton, TX	19,248	19,351	Floating	3.2%	5.3%	10/9/2025	70%	3
Loan 80	Multifamily	12/21/2021	Gresham, OR	19,047	19,199	Floating	3.5%	5.8%	1/9/2027	74%	3
Loan 81	Multifamily	1/12/2022	Austin, TX	18,991	19,153	Floating	3.4%	5.5%	2/9/2027	75%	3
Loan 82	Multifamily	8/6/2021	La Mesa, CA	18,943	19,045	Floating	2.9%	5.1%	8/9/2025	70%	3
Loan 83	Multifamily	9/1/2021	Bellevue, WA	18,888	19,003	Floating	2.9%	5.2%	9/9/2025	64%	3
Loan 84	Office	10/29/2020	Denver, CO	18,598	18,708	Floating	3.6%	5.7%	11/9/2025	64%	3
Loan 85	Multifamily	6/24/2021	Phoenix, AZ	18,417	18,548	Floating	3.4%	5.6%	7/9/2026	63%	3
Loan 86	Multifamily	5/5/2022	Charlotte, NC	18,317	18,500	Floating	3.5%	5.7%	5/9/2027	61%	3
Loan 87	Multifamily	7/14/2021	Salt Lake City, UT	17,960	18,042	Floating	3.3%	5.4%	8/9/2026	73%	3
Loan 88	Multifamily	3/28/2022	Los Angeles, CA	17,220	17,390	Floating	3.6%	5.8%	4/9/2027	68%	3
Loan 89	Multifamily	6/25/2021	Phoenix, AZ	17,041	17,160	Floating	3.2%	5.3%	7/9/2026	75%	3
Loan 90	Multifamily	11/24/2020	Tucson, AZ	16,239	16,233	Floating	3.6%	5.7%	12/9/2025	75%	2
Loan 91	Multifamily	4/29/2022	Tacoma, WA	16,176	16,359	Floating	3.3%	5.5%	5/9/2027	72%	3
Loan 92	Industrial	3/25/2022	City of Industry, CA	16,058	16,234	Floating	3.4%	5.5%	4/9/2027	67%	3
Loan 93	Multifamily	3/5/2021	Tucson, AZ	15,834	15,864	Floating	3.7%	5.9%	3/9/2026	72%	2
Loan 94	Office	10/13/2021	Burbank, CA	15,391	15,538	Floating	3.9%	6.0%	11/9/2026	57%	3
Loan 95	Multifamily	6/15/2021	Phoenix, AZ	15,327	15,392	Floating	3.3%	5.4%	7/9/2026	74%	3
Loan 96	Office	11/16/2021	Charlotte, NC	14,624	14,771	Floating	4.4%	6.5%	12/9/2026	67%	3
Loan 97	Office	8/31/2021	Los Angeles, CA	14,440	14,570	Floating	5.0%	7.3%	9/9/2026	58%	3
Loan 98	Multifamily	5/27/2021	Phoenix, AZ	14,117	14,212	Floating	3.1%	5.2%	6/9/2026	72%	3
Loan 99	Multifamily	7/21/2021	Durham, NC	14,078	14,183	Floating	3.3%	5.4%	8/9/2026	58%	3
Loan 100	Multifamily	2/11/2021	Provo, UT	13,582	13,660	Floating	3.8%	5.9%	3/9/2026	71%	3
Loan 101	Multifamily	7/28/2021	San Antonio, TX	13,559	13,641	Floating	3.3%	5.6%	8/9/2024	76%	3
Loan 102	Office	11/10/2021	Richardson, TX	13,322	13,400	Floating	4.0%	6.3%	12/9/2026	71%	3
Loan 103	Multifamily	3/8/2022	Glendale, AZ	10,714	10,825	Floating	3.5%	5.5%	3/9/2027	73%	3
Loan 104	Industrial	3/21/2022	Commerce, CA	9,181	9,281	Floating	3.3%	5.4%	4/9/2027	71%	3
Total/Weighted average senior loans				$3,729,515	$3,746,010		3.6%	5.7%	1/11/2026	70%	3.1

Mezzanine loans
Loan 105(6)	Multifamily	12/3/2019	Milpitas, CA	$41,459	$41,500	Fixed	8.0%	13.3%	12/3/2024	49% – 71%	3
Loan 106	Hotel	9/23/2019	Berkeley, CA	28,790	28,790	Fixed	11.5%	11.5%	7/9/2025	66% – 81%	4
Loan 107(6)	Multifamily	2/8/2022	Las Vegas, NV	17,165	17,288	Fixed	7.0%	12.3%	2/8/2027	56% – 79%	3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Loan 108	Hotel	1/9/2017	New York, NY	12,120	12,000	Floating	11.0%	12.8%	9/9/2022	63% – 76%	5
Loan 109	Multifamily	7/30/2014	Various - TX	4,474	4,474	Fixed	9.5%	9.5%	8/11/2024	71% – 83%	3
Loan 110(6)(7)	Other (Mixed-use)	9/1/2020	Los Angeles, CA	—	162,243	n/a(7)	n/a(7)	n/a(7)	7/9/2023	n/a	5
Total/Weighted average mezzanine loans				$104,008	$266,295		9.2%	12.4%	3/4/2025	59% – 77%	3.5

Total/Weighted average senior and mezzanine loans - Our Portfolio				$3,833,523	$4,012,305		3.7%	5.9%	1/3/2026	n/a	3.1
_________________________________________
(1)Represents carrying values at our share as of June 30, 2022.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include USD 1-month London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”), which were 1.79% and 1.69%, respectively, as of June 30, 2022.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of June 30, 2022, for weighted average calculations.
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
(5)On a quarterly basis, the Company’s senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of June 30, 2022.
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
(7)Loan 110 is an investment in an unconsolidated venture whose underlying interest is in a loan and was placed on nonaccrual status during in April 2020; as such, no income is being recognized.
The following table details the types of properties securing our senior and mezzanine loans and geographic distribution as of June 30, 2022 (dollars in thousands):

	Book value (at BRSP share)
Collateral property type	Count	Senior mortgage loans	Mezzanine loans	Total	% of Total
Multifamily	67	$1,940,265	$63,098	$2,003,363	52.3%
Office	32	1,238,136	—	1,238,136	32.3%
Hotel	5	377,689	40,910	418,599	10.9%
Other (Mixed-use)(1)	4	148,186	—	148,186	3.9%
Industrial	2	25,239	—	25,239	0.6%
Total	110	$3,729,515	$104,008	$3,833,523	100.0%

	Book value (at BRSP share)
Region	Count	Senior mortgage loans	Mezzanine loans	Total	% of Total
US West	44	$1,676,250	$87,414	$1,763,664	46.0%
US Southwest	45	1,253,229	4,474	1,257,703	32.8%
US Northeast	12	573,861	12,120	585,981	15.3%
US Southeast	9	226,175	—	226,175	5.9%
Total	110	$3,729,515	$104,008	$3,833,523	100.0%
_________________________________________
(1)Other includes commercial and residential development and predevelopment assets.
At June 30, 2022, our current expected credit loss reserve (“CECL”) calculated by our probability of default (“PD”)/loss given default (“LGD”) model for our outstanding loans and future loan funding commitments is $45.1 million, which is 1.08% of the aggregate commitment amount of our loan portfolio. This represents an increase of $10.2 million from $34.9 million or 0.85% of the aggregate commitment amount of our loan portfolio at March 31, 2022. This change was primarily driven by the current macroeconomic outlook and new loan originations.

Asset Specific Loan Summaries
Berkeley, California Hotel Senior Loan and Mezzanine Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q2 Risk ranking
Loan 4	Senior	Hotel	6/28/2018	$119,737	$120,000	Floating	3.2%	5.2%	7/9/2025	66%	4
Loan 106	Mezzanine	Hotel	9/23/2019	28,790	28,790	Fixed	11.5%	11.5%	7/9/2025	66% – 81%	4
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
We originated a $109.8 million senior loan in 2018 to replace the sponsor’s existing financing on a hotel located in Berkeley, California (the “Berkeley Hotel”). The hotel includes meeting space, full-service restaurants and tennis club facilities. The loan included an initial funding of $98.8 million with an additional $11.0 million of future advances. The sponsor purchased the Berkeley Hotel in 2014 for a purchase price of $89.5 million and has spent a significant amount on capital improvements. In September 2019, we upsized the senior loan to $120.0 million and provided a $28.3 million mezzanine loan to facilitate the sponsor’s acquisition of a third party’s equity interest in the property. Due to the COVID-19 pandemic, the Berkeley Hotel was closed from April through July of 2020, during which time the loan stayed current through the combination of federal loans (Paycheck Protection Program), borrower reserves, and lender advances from the mezzanine loan.
The hotel partially re-opened in August 2020 and shortly thereafter began generating cash flow. Operating performance steadily improved in 2021 at the Berkeley Hotel. Due to seasonality, cash flows during certain months have been insufficient to service the debt, and during those months the borrower supported debt service out-of-pocket. Net cash flow was negative in January and February 2022 due to anticipated seasonality, however net cash flow exceeded debt service for March through June 2022. Given mutual cooperation and commitment by the borrower, we entered into an amendment to delay the debt service hurdle test until the loan maturity in July 2023 in exchange for the borrower funding two additional months of interest to the interest reserve, bringing the total interest reserve balance to three months of interest on both the senior and mezzanine loans. COVID-19 cases and regulations in California continue to impact the local economy, which may influence future borrower actions and support at the Berkeley Hotel and have a negative impact on performance of the asset and the value of our investment interest.
Long Island City, New York Office Senior Loans

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q2 Risk ranking
Loan 10	Senior	Office	5/29/2019	$68,110	$68,110	Floating	3.5%	5.8%	6/9/2024	59%	4
Loan 11	Senior	Office	4/5/2019	66,298	66,298	Floating	3.3%	5.6%	4/9/2024	58%	4
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
We originated two senior mortgage loans on two transitional office properties to the same sponsorship group. However, the borrowing entities are unrelated and the loans are neither cross-collateralized nor cross defaulted.
The New York City metro office markets have experienced and continue to experience higher vacancy rates due to the COVID-19 pandemic and the effects of employee work from home arrangements. The Long Island City market has seen increases in vacancy as newly developed or renovated properties have become available for leasing. Additionally, the availability of significant sub-lease space in Long Island City has created additional supply at below market rents. While certain market participants project that office demand will increase in the near future, New York City office buildings continue to face headwinds to increase occupancy. As a result, the timeline may not be rapid enough to remedy the negative impact on our sponsor’s business plans and leasing activity for these two properties. Currently, the underlying individual property cash flows are insufficient to cover their respective debt service payments. Since March 2021 and as recently as January 2022, we have worked with the borrower on both loans, as applicable, to use certain future funding advances from the tenant improvements and leasing costs account to be used for interest carry and operations shortfalls, provided that the borrower would deposit an incremental six months of deposits for interest and carry reserves on such loans as additional protection.
Both loans generate incremental revenue from license agreements for rooftop signage. Loan 11 also generates incremental revenue from a license agreement for antenna space. Both Long Island City properties qualify for the industrial and commercial abatement programs (“ICAP”) which will result in lower real estate taxes for the next 15 years, subject to renewal on an annual basis. Subsequent to June 2022, Loan 10 property received the final certificate of eligibility resulting in a savings of $0.6 million for the 2022/2023 tax year. Our Loan 11 property is expected to receive the final certificate of eligibility in the third quarter of 2022, which will result in significant tax savings.

In regard to leasing, as of June 30, 2022, Loan 10 has in-place leases for 10% of the property and Loan 11 has in-place leases for 30% of the property. There is a risk that Loan 10’s carrying value could exceed the value of the property if leasing activity does not improve. These uncertain market conditions and borrower actions may result in a future valuation impairment or investment loss.
New York, New York Hotel Mezzanine Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q2 Risk ranking
Loan 108	Mezzanine	Hotel	1/9/2017	$12,120	$12,000	Floating	11.0%	12.8%	9/9/2022	63% - 76%	5
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
As a result of COVID-19, hotel occupancy declined significantly starting in March 2020. However, in May 2020 the hotel obtained a contract with a government housing authority to lease rooms. The contract was on a month-to-month basis and as of June 30, 2022, the housing authority had vacated the hotel. The sponsor is currently undergoing a capital improvement plan, including purchasing certain furniture, bedding and towels, and plans to re-open on August 1, 2022. The borrower indicates forward bookings of 29% of room nights through December 2022. Additionally, the borrower is seeking a recapitalization to pay off the senior and mezzanine loans and implement a new hotel brand property improvement plan. The sponsor was unable to meet the reserve funding required for the extension of the March 2022 maturity date on both the senior and mezzanine loans. Default and reservation of rights letters have been issued by both lenders as a prudent measure. The loan is currently past due for the July 2022 interest payment. It is possible that uncertain market conditions and borrower actions may result in a future valuation impairment or investment loss.
Net Leased and Other Real Estate
Our net leased real estate investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity. In addition, we may own net leased real estate investments through joint ventures with one or more partners. As part of our net leased real estate strategy, we explore a variety of real estate investments including multi-tenant office, multifamily, student housing and industrial. Additionally, we have two investments in direct ownership of commercial real estate and own these operating real estate investments through joint ventures with one or more partners. Our properties are typically well-located with strong operating partners.
As of June 30, 2022, $781.5 million or 16.8% of our assets were invested in net leased and other real estate properties and these properties were 97.0% occupied. The following table presents our net leased and other real estate investments as of June 30, 2022 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the three months ended June 30, 2022(3)
Net leased real estate	8	$618,838	$12,420
Other real estate	2	162,684	3,739
Total/Weighted average net leased and other real estate	10	$781,522	$16,159
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of June 30, 2022; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of June 30, 2022:

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)
Net leased real estate
Net lease 1	Office	Stavanger, Norway	1	1,290,926 RSF	100%	8.2
Net lease 2	Industrial	Various - U.S.	2	2,787,343 RSF	100%	16.1
Net lease 3	Office	Aurora, CO	1	183,529 RSF	100%	0.3
Net lease 4	Office	Indianapolis, IN	1	338,000 RSF	100%	8.5
Net lease 5	Retail	Various - U.S.	7	319,600 RSF	100%	4.4
Net lease 6	Retail	Keene, NH	1	45,471 RSF	100%	6.6
Net lease 7	Retail	Fort Wayne, IN	1	50,000 RSF	100%	2.2
Net lease 8	Retail	South Portland, ME	1	52,900 RSF	100%	8.6
Total/Weighted average net leased real estate			15	5,067,769 RSF	100%	10.8

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	847,604 RSF	87%	4.0
Other real estate 2	Office	Warrendale, PA	5	496,414 RSF	82%	3.2
Total/Weighted average other real estate			12	1,344,018 RSF	85%	3.7

Total/Weighted average net leased and other real estate			27
_________________________________________
(1)Rentable square feet based on carry value at our share as of June 30, 2022.
(2)Represents the percent leased as of June 30, 2022. Weighted average calculation based on carrying value at our share as of June 30, 2022.
(3)Based on in-place leases (defined as occupied and paying leases) as of June 30, 2022, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of June 30, 2022.
Asset Specific Net Leased Summaries
Stavanger, Norway Office Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 1	Office	Stavanger, Norway	1	1,290,926 RSF	100%	8.2
In July 2018, we acquired a class A office campus in Stavanger, Norway (the “Norway Net Lease”) for $320 million. This property is 100% occupied by a single tenant that is rated investment grade AA-/Aa2 from S&P and Moody’s, respectively. The property serves as their global headquarters. The Norway Net Lease requires the tenant to pay for all real estate related expenses, including operational expenditures, capital expenditures and municipality taxes. The Norway Net Lease has a weighted average remaining lease term of eight years and the tenant has the option to extend for two five-year periods at the same terms with rent adjusted to market rent, and there is a risk that the rent can decrease at that time. The Norway Net Lease also has annual rent increases based on the Norwegian CPI Index through 2030. The rent increase in 2022 was 5.1%. Our tenant has injected a significant amount of capital into improvements of the property over the past 10 years.
Financing on the Norway Net Lease consists of a mortgage payable of $161.9 million with a fixed rate of 3.9%, which matures in June 2025, at which time there will be five years remaining on the initial lease term. The financing includes a provision for annual appraisal valuation each May with loan-to-value (“LTV”) tests declining from 75% LTV beginning in year five, to 70% LTV after year eight and 65% LTV after year nine. The most recent valuation in May of 2022 resulted in a LTV of 67%. Market conditions could impact property valuations and continuing compliance with those annual tests, resulting in a cash trap subject to LTV rebalancing.
This five-year remaining lease term along with risk of a downward rent adjustment at the 2030 renewal, and a potential increase in interest rates, could adversely impact the refinancing or sale of the asset. The tenant has made all rent payments and is current on all its financial obligations under the lease. Both the lease payments and mortgage debt service are NOK denominated currency. We maintain a series of USD-NOK forward swaps for a total notional amount of 274 million NOK in order to minimize our foreign currency cash flow risk. These forward swaps occur quarterly through May 2024, where we have agreed to sell NOK and buy USD at a locked in forward curve rate. However, only the lease payments are hedged through May

2024. The net equity and lease payments beyond May 2024 are not hedged at this time. Therefore, the Norway Net Lease net book value may be subject to fluctuations based on the USD-NOK impact on unhedged values.
Warehouse Distribution Portfolio Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 2	Industrial	Various - U.S.	2	2,787,343 RSF	100%	16.1
In August 2018 we acquired two warehouse distribution facilities located in Tracy, California and Tolleson, Arizona (the “Warehouse Distribution Portfolio”) for $292 million. These two properties are 100% occupied by a single tenant that is rated investment grade Ba1 from Moody’s. The tenant is a national grocer and these properties form a part of its national distribution network. The Warehouse Distribution Portfolio lease (the “Warehouse Distribution Portfolio Lease”) requires the tenant to pay for all real estate related expenses, including operational expenditures, capital expenditures and taxes. The tenant has invested a significant amount of capital expenditures into each property over the past few years and has plans for additional capital expenditures in 2022. The Warehouse Distribution Portfolio Lease has a remaining lease term of 16.1 years ending in 2038. The tenant has the option to extend the lease for nine five-year periods at the same terms with rent adjusted to market rent. The Warehouse Distribution Portfolio Lease also has annual rent increases of 1.5%. Financing on the Warehouse Distribution Portfolio consists of mortgage and mezzanine debt for a total combined amount payable of $200 million. The debt is interest only at a blended fixed rate of 4.8% and matures in September 2028. The debt has a defeasance provision for any early loan prepayment. The tenant has made all rent payments and is current on all its financial obligations under the Warehouse Distribution Portfolio Lease.
The Warehouse Distribution Portfolio has generated net operating income for the six months ended June 30, 2022, of $9.2 million; and the asset value on our consolidated balance sheet is $258.2 million as of June 30, 2022.
CRE Debt Securities
The following table presents an overview of our CRE debt securities as of June 30, 2022 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term (yrs)	Ratings
“B-pieces” of CMBS securitization pools	4	$36,154	2.8%	12.9%	4.9	—
Total/Weighted Average	4	$36,154	2.8%	12.9%	4.9	—
_________________________________________
(1)Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.

Results of Operations
The following table summarizes our portfolio results of operations for the three months ended June 30, 2022 and March 31, 2022 (dollars in thousands):

	Three Months Ended June 30,	Three Months Ended March 31,		Increase (Decrease)
	2022	2022	Amount	%
Net interest income
Interest income	$53,083	$44,570	$8,513	19.1%
Interest expense	(21,455)	(16,072)	(5,383)	33.5%
Interest income on mortgage loans held in securitization trusts	9,721	9,375	346	3.7%
Interest expense on mortgage obligations issued by securitization trusts	(8,586)	(8,488)	(98)	1.2%
Net interest income	32,763	29,385	3,378	11.5%

Property and other income
Property operating income	21,781	24,168	(2,387)	(9.9)%
Other income	787	276	511	n.m.
Total property and other income	22,568	24,444	(1,876)	(7.7)%

Expenses
Property operating expense	5,266	6,724	(1,458)	(21.7)%
Transaction, investment and servicing expense	982	1,124	(142)	(12.6)%
Interest expense on real estate	7,117	7,556	(439)	(5.8)%
Depreciation and amortization	8,720	8,594	126	1.5%
Increase (decrease) of CECL reserve	10,143	(866)	11,009	n.m.
Compensation and benefits	8,269	8,225	44	0.5%
Operating expense	4,070	4,349	(279)	(6.4)%
Total expenses	44,567	35,706	8,861	24.8%

Other income (loss)
Other gain, net	24,332	10,288	14,044	n.m.
Income before equity in earnings of unconsolidated ventures and income taxes	35,096	28,411	6,685	23.5%
Equity in earnings of unconsolidated ventures	—	25	(25)	(100.0)%
Income tax expense	(465)	(36)	(429)	n.m.
Net income	$34,631	$28,400	$6,231	21.9%

Comparison of Three Months Ended June 30, 2022 and March 31, 2022
Net Interest Income
Interest income
Interest income increased by $8.5 million to $53.1 million for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022. The increase was primarily related to $6.5 million in interest from new loan originations, $2.5 million from higher SOFR and LIBOR rates and $1.9 million from a non-recurring loan prepayment fee. The increase was partially offset by $2.4 million due to loan repayments.
Interest expense
Interest expense increased by $5.4 million to $21.5 million for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022. The increase was primarily due to $3.3 million related to higher SOFR and LIBOR rates and $2.5 million related to financing for loan originations. The increase was partially offset by $0.5 million related to payoffs of financing in connection with loan repayments.

Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net increased by $0.2 million to $1.1 million for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022. The increase was primarily due to higher net income from our consolidated securitization trust.
Property and other income
Property operating income
Property operating income decreased by $2.4 million to $21.8 million for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022. The decrease was primarily the result of two property sales during the first quarter of 2022.
Other income
Other income increased by $0.5 million to $0.8 million for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022, primarily due to an increase in income from money market investments during the second quarter of 2022.
Expenses
Property operating expense
Property operating expense decreased by $1.5 million to $5.3 million for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022. The decrease was primarily the result of two property sales in the first quarter of 2022.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.1 million to $1.0 million for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022, primarily due to $0.5 million relating to costs associated with the sale of a joint venture in the first quarter, partially offset by $0.3 million of other costs in the second quarter of 2022.
Interest expense on real estate
Interest expense on real estate decreased by $0.4 million to $7.1 million for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022. The decrease was primarily due to the repayment of a mortgage loan secured by one hotel property sold in the first quarter of 2022.
Depreciation and amortization
Depreciation and amortization expense increased by $0.1 million to $8.7 million for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022. The increase was primarily due to fixed asset and deferred leasing cost additions in the second quarter of 2022.
CECL Reserve
We recorded an increase of our CECL reserve of $10.1 million for the three months ended June 30, 2022 and a decrease of $0.9 million for the three months ended March 31, 2022. This increase was primarily driven by the current macroeconomic outlook and new loan originations.
Compensation and benefits
Compensation and benefits increased by a de minimis amount to $8.3 million for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022.
Operating expense
Operating expense decreased by $0.3 million to $4.1 million for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022. The decrease was primarily due to higher non-recurring costs incurred during the first quarter of 2022.

Other income (loss)
Other gain, net
During the three months ended June 30, 2022, we recorded other gain, net of $24.3 million primarily due to the sale of a preferred equity investment in the second quarter of 2022. During the three months ended March 31, 2022, we recorded other gain, net of $10.3 million primarily due to two property sales in the first quarter of 2022.
Income tax expense
Income tax expense increased by $0.4 million for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022, due to an income tax accrual recorded in the first quarter of 2022.
The following table summarizes our portfolio results of operations for the six months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

	Six Months Ended June 30,			Increase (Decrease)
	2022	2021	Amount	%
Net interest income
Interest income	$97,654	$72,295	$25,359	35.1%
Interest expense	(37,527)	(25,488)	(12,039)	47.2%
Interest income on mortgage loans held in securitization trusts	19,095	31,079	(11,984)	(38.6)%
Interest expense on mortgage obligations issued by securitization trusts	(17,074)	(27,447)	10,373	(37.8)%
Net interest income	62,148	50,439	11,709	23.2%

Property and other income
Property operating income	45,948	50,521	(4,573)	(9.1)%
Other income	1,063	1,155	(92)	(8.0)%
Total property and other income	47,011	51,676	(4,665)	(9.0)%

Expenses
Management fee expense	—	9,596	(9,596)	(100.0)%
Property operating expense	11,990	14,869	(2,879)	(19.4)%
Transaction, investment and servicing expense	2,106	2,932	(826)	(28.2)%
Interest expense on real estate	14,673	16,410	(1,737)	(10.6)%
Depreciation and amortization	17,314	19,533	(2,219)	(11.4)%
Increase (decrease) of CECL reserve	9,277	4,425	4,852	n.m.
Compensation and benefits	16,494	16,839	(345)	(2.0)%
Operating expense	8,419	9,809	(1,390)	(14.2)%
Restructuring charges	—	109,321	(109,321)	(100.0)%
Total expenses	80,273	203,734	(123,461)	(60.6)%

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	28,154	(28,154)	(100.0)%
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(19,516)	19,516	(100.0)%
Other gain, net	34,620	9,203	25,417	n.m.
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	63,506	(83,778)	147,284	n.m.
Equity in earnings (loss) of unconsolidated ventures	25	(36,266)	36,291	n.m.
Income tax benefit (expense)	(501)	1,935	(2,436)	n.m.
Net income (loss)	$63,030	$(118,109)	$181,139	n.m.

Comparison of Six Months Ended June 30, 2022 and June 30, 2021
Net Interest Income
Interest income
Interest income increased by $25.4 million to $97.7 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily due to $38.5 million in interest from new loan originations, $4.1 million in non-recurring profit participation income and $2.3 million received in non-recurring yield maintenance. This was partially offset by $18.0 million related to loan repayments.
Interest expense
Interest expense increased by $12.0 million to $37.5 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was driven by $9.6 million related to financing for loan originations and $2.6 million related to the BRSP 2021-FL1 securitization.
Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $1.6 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to the sale of the retained interest of a securitization trust during 2021.
Property and other income
Property operating income
Property operating income decreased by $4.6 million to $45.9 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The decrease was primarily the result of the sale of an industrial portfolio in the first quarter of 2021 and two property sales in the first quarter of 2022.
Other income
Other income of $1.1 million was recorded during the six months ended June 30, 2022, which primarily relates to special servicing income associated with a securitization trust and income from money market investments. Other income of $1.2 million was recorded during the six months ended June 30, 2021, which relates to a one-time reimbursement received on a previously resolved transaction.
Expenses
Management fee expense
Management fee expense decreased by $9.6 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The decrease is due to the termination of the management agreement (the “Management Agreement”) with our former manager (the “Manager”), a subsidiary of DigitalBridge Group, Inc. that occurred in April 2021.
Property operating expense
Property operating expense decreased by $2.9 million to $12.0 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The decrease was primarily the result of two property sales in the first quarter of 2022 and the sale of an industrial portfolio in the first quarter of 2021.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.8 million to $2.1 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to higher franchise tax refunds received in the first quarter of 2021.
Interest expense on real estate
Interest expense on real estate decreased by $1.7 million to $14.7 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This decrease was primarily due to the repayments of mortgage loans secured by two properties sold in the first quarter of 2022 and an industrial portfolio that was sold in the first quarter of 2021.

Depreciation and amortization
Depreciation and amortization expense decreased by $2.2 million to $17.3 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The decrease was primarily the result of two property sales in the first quarter of 2022.
Increase (decrease) of CECL reserve
We recorded a CECL reserve of $9.3 million and $4.4 million for the six months ended June 30, 2022 and the six months ended June 30, 2021, respectively. This increase was primarily driven by the current macroeconomic outlook and new loan originations.
Compensation and benefits
Compensation and benefits decreased by $0.3 million to $16.5 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This decrease was driven by higher stock compensation due to accelerated vesting of shares owned by employees of our former Manager following the internalization of our management in the second quarter of 2021.
Operating expense
Operating expense decreased by $1.4 million to $8.4 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This decrease was due to lower operating expenses following the internalization of our management and operating functions (the “Internalization”) on April 30, 2021.
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
Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the six months ended June 30, 2022, we recorded no unrealized gain or loss on mortgage loans and obligations held in securitization trusts, net. During the six months ended June 30, 2021, we recorded a reversal of an unrealized loss of $28.2 million primarily due to the sale of retained investments in the subordinate tranches of one securitization trust and the sale of two underlying loans held within one of our retained investments in the subordinate tranches of another securitization trust. Upon the sales, the accumulated unrealized losses related to the retained investments were reversed and realized.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the six months ended June 30, 2022, we recorded no realized gain or loss on mortgage loans and obligations held in securitization trusts, net. During the six months ended June 30, 2021, we recorded a realized loss of $19.5 million on mortgage loans and obligations held in securitization trusts, net. This was due to the realized loss upon sale of the retained investments in the subordinate tranches of one securitization trust in the second quarter of 2021.
Other gain, net
During the six months ended June 30, 2022, we recorded other gain, net of $34.6 million, primarily due to realized gains on two property sales in the first quarter of 2022 and the sale of a preferred equity investment in the second quarter of 2022. During the six months ended June 30, 2021, we recorded other gain, net of $9.2 million primarily due to a realized gain on the sale of an industrial portfolio.
Equity in earnings (loss) of unconsolidated ventures
During the six months ended June 30, 2022, equity in earnings (loss) of unconsolidated ventures increased by $36.3 million as compared to the six months ended June 30, 2021. This was primarily due to fair value loss adjustments recorded on three equity method investments during the second quarter of 2021.

Income tax benefit (expense)
Income tax benefit decreased by $2.4 million to an expense $0.5 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to a one-time benefit from a tax capital loss carryback on private equity investments recorded during the six months ended June 30, 2021.
Book Value Per Share
The following table calculates our GAAP book value per share and undepreciated book value per share ($ in thousands, except per share data):

	June 30, 2022	December 31, 2021
Stockholders’ Equity excluding noncontrolling interests in investment entities	$1,452,008	$1,489,843
Shares
Class A common stock	128,965	129,769
OP units	—	3,076
Total outstanding	128,965	132,845
GAAP book value per share	$11.26	$11.22
Accumulated depreciation and amortization per share	$1.16	$1.15
Undepreciated book value per share	$12.42	$12.37
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
The following table presents a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$34,287	$(19,720)
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	359	(437)
Non-cash equity compensation expense	2,286	5,443
Transaction costs	—	150
Depreciation and amortization	8,711	9,801
Net unrealized loss (gain):
Other unrealized gain on investments	(1,940)	(23,310)
CECL reserves	10,143	1,201
Gain on sales of real estate, preferred equity and investments in unconsolidated joint ventures	(22,210)	—
Adjustments related to noncontrolling interests	(191)	(192)
Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$31,445	$(27,064)
Distributable Earnings (Loss) per share(1)	$0.24	$(0.20)

Adjustments:
Fair value adjustments	—	32,039
Realized loss on CRE debt securities sales	—	22,075
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$31,445	$27,050
Adjusted Distributable Earnings per share(1)	$0.24	$0.20
Weighted average number of common shares and OP units(1)	131,522	132,788
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the three months ended June 30, 2021, weighted average number of common shares includes 3.1 million OP units. For the three months ended June 30, 2022 includes 3.1 million OP units until their redemption in May 2022.

	Six Months Ended June 30,
	2022	2021
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$62,010	$(112,034)
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	1,013	(2,390)
Non-cash equity compensation expense	4,166	9,705
Transaction costs	—	109,321
Depreciation and amortization	17,314	19,559
Net unrealized loss (gain):
Other unrealized gain on investments	(492)	(31,682)
CECL reserves	9,277	4,426
Gain on sales of real estate, preferred equity and investments in unconsolidated joint ventures	(32,713)	(9,782)
Adjustments related to noncontrolling interests	(355)	(367)
Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$60,220	$(13,244)
Distributable Earnings (Loss) per share(1)	$0.46	$(0.10)

Adjustments:
Fair value adjustments	—	35,344
Realization of CRE debt securities mark-to-market loss	—	990
Realized loss on CRE debt securities sales	—	21,944
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$60,220	$45,034
Adjusted Distributable Earnings per share(1)	$0.46	$0.34
Weighted average number of common shares and OP units(1)	132,168	132,755
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the six months ended June 30, 2021, weighted average number of common shares includes 3.1 million OP units. For the six months ended June 30, 2022 includes 3.1 million OP units until their redemption in May 2022.

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

The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$34,287	$(19,720)
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	(31,577)	21,166
Net income (loss) attributable to noncontrolling interests in investment entities	(15)	23
Amortization of above- and below-market lease intangibles	(59)	(208)
Interest income	—	9
Interest expense on real estate	7,117	7,777
Other income	(17)	36
Transaction, investment and servicing expense	52	63
Depreciation and amortization	8,664	9,949
Operating expense	56	61
Other gain on investments, net	(2,101)	(1,237)
Income tax expense (benefit)	49	(86)
NOI attributable to noncontrolling interest in investment entities	(297)	(3,968)
Total NOI, at share	$16,159	$13,865
________________________________________
(1)Net loss attributable to non-net leased and other real estate portfolio includes net (income) loss on our senior and mezzanine loans and preferred equity, CRE debt securities and corporate business segments.

	Six Months Ended June 30,
	2022	2021
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$62,010	$(112,034)
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	(47,505)	122,578
Net income (loss) attributable to noncontrolling interests in investment entities	7	(109)
Amortization of above- and below-market lease intangibles	(101)	(25)
Interest income	—	18
Interest expense on real estate	14,673	16,410
Other income	(17)	2
Transaction, investment and servicing expense	407	51
Depreciation and amortization	17,215	19,488
Operating expense	247	92
Other gain on investments, net	(13,196)	(10,733)
Income tax expense (benefit)	118	(111)
NOI attributable to noncontrolling interest in investment entities	(606)	(7,966)
Total NOI, at share	$33,252	$27,661
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
Financing Strategy
We have a multi-pronged financing strategy that included an up to $165 million secured revolving credit facility as of June 30, 2022, up to approximately $2.3 billion in secured revolving repurchase facilities, $1.4 billion in non-recourse securitization financing, $631 million in commercial mortgages and $28 million in other asset-level financing structures (refer to “Bank Credit Facility” section below for further discussion). In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	June 30, 2022	December 31, 2021
Debt-to-equity ratio(1)	2.2x	2.0x
_________________________________________
(1)Represents (i) total outstanding secured debt less cash and cash equivalents of $317.7 million and $259.7 million at June 30, 2022 and December 31, 2021, respectively to (ii) total equity, in each case, at period end.
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
Furthermore, as discussed in greater detail above under “Factors Impacting Our Operating Results,” overall market uncertainty coupled with rising inflation and interest rates have tempered the loan financing markets recently. A rising interest rate environment will result in increased interest expense on our variable rate debt that is not hedged and may result in disruptions to our borrowers’ and tenants’ ability to finance their activities, which could similarly adversely impact their ability to make their monthly mortgage payments and meet their loan obligations. Additionally, due to the current market conditions, warehouse lenders may take a more conservative stance by increasing funding costs, which may also lead to margin calls.
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of June 30, 2022, the borrowing base valuation is sufficient to permit borrowings of up to $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time BrightSpire OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two (2) additional terms of six (6) months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of June 30, 2022, we were in compliance with all of our financial covenants under the Credit Agreement.

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
During the second quarter of 2022, we entered into amendments under our Master Repurchase Facility with Bank 7 and Bank 9 to increase the facility sizes by $100 million and extend the maturity dates by one year for each facility.
Subsequent to June 30, 2022, we entered into amendments under our Master Repurchase Facility with Bank 1 and Bank 3 to extend the maturity date by one year and four years, respectively.
As of June 30, 2022, we had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The CMBS Credit Facilities were undrawn as of June 30, 2022.
The following table presents a summary of our Master Repurchase and Bank Credit Facilities as of June 30, 2022 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$400,000	$250,162	3.8	LIBOR/SOFR + 1.82%
Bank 3	600,000	396,202	0.8	LIBOR/SOFR + 1.95%
Bank 7	600,000	415,795	3.8	LIBOR/SOFR + 1.79%
Bank 8	250,000	158,504	0.9	LIBOR/SOFR + 2.18%
Bank 9	400,000	266,904	4.9	LIBOR/SOFR + 1.70%
Total Master Repurchase Facilities	2,250,000	1,487,567

Bank Credit Facility	165,000	—	4.5	SOFR + 2.25%

Total Facilities	$2,415,000	$1,487,567
_________________________________________
(1)The Company utilized the Secured Overnight Financing Rate (“SOFR”) for all deals beginning January 1, 2022.

The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase and Bank Credit Facilities (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
June 30, 2022	$1,343,678	$1,487,567	$1,503,297
March 31, 2022	1,052,455	1,199,789	1,199,789
December 31, 2021	731,792	905,122	905,122
September 30, 2021	780,625	558,461	622,961
June 30, 2021	895,356	1,002,789	1,002,789
March 31, 2021	661,573	787,923	787,923
The increase in our end of period UPB from March 31, 2022 to June 30, 2022 was driven by the origination of new loans during the period.
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
As of June 30, 2022, the CLNC 2019-FL1 mortgage assets are indexed to LIBOR and the borrowings under CLNC 2019-FL1 are indexed to Term SOFR, creating an underlying benchmark index rate basis difference between CLNC 2019-FL1 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. We have the right to transition the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities, and will make the determination taking into account the loan portfolio as a whole. The transition to SOFR is not expected to have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
CLNC 2019-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the first half of 2022, five loans held in CLNC 2019-FL1 were repaid, totaling $138.4 million. The proceeds from the five loan payoffs were used to amortize the securitization bonds in accordance with the securitization priority of payments. As of August 2, 2022, the securitization advance rate was 80.9% at a weighted average cost of funds of Adjusted Term SOFR plus 1.66% (before transaction costs).

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
BRSP 2021-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within BRSP 2021-FL1. During the first half of 2022 and through August 2, 2022, five loans held in BRSP 2021-FL1 were fully repaid, totaling $73.8 million. We replaced the repaid loans by contributing existing loan investments of equal value.
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
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of June 30, 2022. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,868	$413	$825	$630	$—
Secured debt(2)	2,426,754	257,127	688,285	1,190,628	290,714
Securitization bonds payable(3)	1,429,410	169,389	1,244,650	15,371	—
Ground lease obligations(4)	28,352	3,108	4,845	4,036	16,363
Office leases	8,630	797	2,586	2,647	2,600
	$3,895,014	$430,834	$1,941,191	$1,213,312	$309,677
Lending commitments(5)	312,903
Total	$4,207,917
_________________________________________
(1)Future interest payments were estimated based on the applicable index at June 30, 2022 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at June 30, 2022.
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

Share Repurchases
In May 2022, our board of directors authorized a stock repurchase program (“Stock Repurchase Program”) under which we may repurchase up to $100.0 million of our outstanding Class A common stock until April 30, 2023. Under the Stock Repurchase Program, we may repurchase shares in open market purchases, in privately negotiated transactions or otherwise. We have a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Stock Repurchase Program will be utilized at our discretion and in accordance with the requirements of the Securities and Exchange Commission (“SEC”). The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements and other conditions.
During the three months ended June 30, 2022, we repurchased 2.2 million shares of Class A common stock at a weighted average price of $8.40 per share for an aggregate cost of $18.3 million. Additionally, and separate from the Stock Repurchase Program, we redeemed the 3.1 million total outstanding membership units in the OP held by a third-party representing noncontrolling interests at a price of $8.25 per unit for a total cost of $25.4 million.
As of June 30, 2022, there was $81.7 million remaining available to make repurchases under the Stock Repurchase Plan.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2022	2021	Change
Operating activities	$54,614	$(128,611)	$183,225
Investing activities	(234,920)	(277,213)	42,293
Financing activities	243,885	155,876	88,009
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
Our operating activities provided net cash inflows of $54.6 million and net cash outflows of $128.6 million for the six months ended June 30, 2022 and 2021, respectively. Net cash provided by operating activities increased $183.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher net interest income earned resulting from loan originations throughout 2021 and 2022 and lower operating expenses following the Internalization on April 30, 2021.
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
Investing activities used net cash outflows of $234.9 million for the six months ended June 30, 2022. Net cash used in investing activities in 2022 resulted primarily from originations and future advances on our loans held for investment, net of $815.5 million partially offset by repayments on loans held for investment of $470.4 million, proceeds from sales of real estate of $55.6 million, proceeds from sales of investments in unconsolidated ventures of $38.1 million and repayments of principal in mortgage loans held in securitization trusts of $15.9 million.
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
Financing Activities
We finance our investing activities largely through borrowings secured by our investments along with capital from third party or affiliated co-investors. We also have the ability to raise capital in the public markets through issuances of common stock, as well as draw upon our corporate credit facility, to finance our investing and operating activities. Accordingly, we incur cash outlays for payments on third party debt, dividends to our common stockholders and through May 27, 2022, on distributions to our noncontrolling interests.
Financing activities provided net cash of $243.9 million for the six months ended June 30, 2022, which resulted primarily from borrowings from credit facilities of $698.7 million partially offset by repayment of securitization bonds of $138.4 million, repayment of credit facilities of $116.3 million, repayment of mortgage notes of $82.1 million, distributions paid on common stock of $49.2 million, redemption of OP units of $25.4 million, repurchase of common stock of $18.3 million and repayment of mortgage obligations issued by securitization trusts of $15.9 million.
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
As of June 30, 2022, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would increase interest income by $6.4 million annually, net of interest expense.
See the “Factors Impacting Our Operating Results” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on interest rates.
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
At June 30, 2022, we had approximately NOK 686.9 million or a total of $69.5 million, in net investments in our European subsidiaries. A 1.0% change in the foreign currency rate would result in a $0.7 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiary.
A summary of the foreign exchange contracts in place at June 30, 2022, including notional amount and key terms, is included in Note 14, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at June 30, 2022, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the six months ended June 30, 2022, other than those previously disclosed in filings with the SEC.
Purchases of Equity Securities by Issuer
The following table summarizes the repurchase of common stock for the three months ended June 30, 2022 (in thousands, except per share data).

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
April 1-30, 2022	—	$—	—	$—
May 1-31, 2022	1,861	8.34	1,861	84,473
June 1-30, 2022	320	8.72	320	81,680
Total	2,181	$8.40	2,181	$81,680
________________________________________
(1)In May 2022, the Company’s board of directors authorized the repurchase of up to an aggregate of $100.0 million of its outstanding Class A common stock until April 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Amendment to Master Repurchase Facility - Citibank, N.A.
On July 28, 2022, NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC (collectively, “CB Seller”), each an indirect wholly-owned subsidiary of the Company, and the OP entered into a Fourth Amendment (“Fourth Amendment to Citi Repurchase Agreement”) to that certain Amended and Restated Master Repurchase Agreement dated April 26, 2019, extending the maturity date by one year to July 28, 2024, replacing LIBOR with SOFR as the benchmark rate applicable to loans and providing CB Seller with three successive one year extension options, which may be exercised upon the satisfaction of certain conditions set forth in the repurchase agreement.
The foregoing summary does not purport to be a complete description and is qualified in its entirety by reference to the Fourth Amendment to Citi Repurchase Agreement, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

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

3.2	Fourth Amended and Restated Bylaws of BrightSpire Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 24, 2021)
10.1	BrightSpire Capital, Inc. 2022 Equity Incentive Plan, dated May 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 5, 2022)
10.2
Form of Restricted Stock Award Agreement to the BrightSpire Capital, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 5, 2022)

10.3
Third Amendment to Master Repurchase Agreement dated as of June 1, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 6, 2022)

10.4*	Fourth Amendment to Master Repurchase Agreement, dated as of July 7, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (f/k/a CLNC Credit 7, LLC)
10.5*
Fourth Amendment to Amended and Restated Master Repurchase Agreement, dated as of July 28, 2022 by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC, BrightSpire Capital Operating Company, LLC and Citibank, N.A.

10.6
Amendment No. 4 to Master Repurchase and Securities Contract, dated as of June 22, 2022, by and between BrightSpire Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 23, 2022)

10.7
Fourth Amendment to Guarantee Agreement, dated as of June 22, 2022, by and between BrightSpire Capital Operating Company, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 23, 2022)

10.8
Eighth Omnibus Amendment to Transaction Documents, dated as of July 11, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on July 13, 2022)

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

Dated: August 3, 2022

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)