Form 10-Q
period 2022-09-30
BrightSpire Capital, Inc.
filed 2022-11-02
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 1, 2022, BrightSpire Capital, Inc. had 128,964,934 shares of Class A common stock, par value $0.01 per share, outstanding.

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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the current pandemic of the ongoing coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, its borrowers and tenants, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us, our borrowers and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope and severity of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the availability and acceptance of effective vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others.
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
•rising interest rates may adversely impact the value of our fixed-rate investments, result in higher interest expense and in disruptions to our borrowers’ and tenants’ ability to finance their activities, on whom we depend for a substantial portion of our revenue; deterioration in the performance of the properties securing our investments (including depletion of interest and other reserves or payment-in-kind concessions in lieu of current interest payment obligations, population shifts and migration, reduced demand for office, multifamily, hospitality or retail space) that may cause deterioration in the performance of our investments and, potentially, principal losses to us;
•the fair value of our investments may be subject to uncertainties including impacts associated with accelerating inflationary trends, recent and potential further interest rate increases, the volatility of interest rates, credit spreads and the transition from LIBOR to SOFR, increased market volatility affecting commercial real estate businesses and public securities;
•our use of leverage and interest rate mismatches between our assets and borrowings could hinder our ability to make distributions and may significantly impact our liquidity position;
•the ability to realize substantial efficiencies as well as anticipated strategic and financial benefits, including, but not limited to expected returns on equity and/or yields on investments;
•adverse impacts on our corporate revolver, including covenant compliance and borrowing base capacity;
•adverse impacts on our liquidity, including available capacity under and margin calls on master repurchase facilities, debt service or lease payment defaults or deferrals, demands for protective advances and capital expenditures;
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
•the impact of legislative, regulatory, tax and competitive changes, regime changes and the actions of governmental authorities, and in particular those affecting the commercial real estate finance and mortgage industry or our business;

•the impact of the conflict between Russia and Ukraine, global trade tensions, and the implementation and expansion of economic and trade sanctions.
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, the section entitled “Risk Factors” in this Form 10-Q for the quarter ended September 30, 2022 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$286,456	$259,722
Restricted cash	104,868	86,841
Loans held for investment	3,911,436	3,485,607
Current expected credit loss reserve	(85,589)	(36,598)
Loans held for investment, net	3,825,847	3,449,009
Real estate, net	715,529	783,211
Receivables, net	39,993	54,499
Deferred leasing costs and intangible assets, net	54,832	64,981
Assets held for sale	—	44,345
Other assets ($3,119 and $4,406 at fair value, respectively)	67,448	82,451
Mortgage loans held in securitization trusts, at fair value	685,531	813,310
Total assets	$5,780,504	$5,638,369
Liabilities
Securitization bonds payable, net	$1,341,244	$1,500,899
Mortgage and other notes payable, net	643,656	760,583
Credit facilities	1,533,664	905,122
Accrued and other liabilities	90,935	99,814
Intangible liabilities, net	5,186	6,224
Escrow deposits payable	87,443	73,344
Dividends payable	25,791	23,912
Mortgage obligations issued by securitization trusts, at fair value	649,377	777,156
Total liabilities	4,377,296	4,147,054
Commitments and contingencies (Note 15)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 128,964,934 and 129,769,365 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,290	1,298
Additional paid-in capital	2,852,218	2,855,766
Accumulated deficit	(1,445,030)	(1,410,562)
Accumulated other comprehensive income (loss)	(6,578)	8,786
Total stockholders’ equity	1,401,900	1,455,288
Noncontrolling interests in investment entities	1,308	1,472
Noncontrolling interests in the Operating Partnership	—	34,555
Total equity	1,403,208	1,491,315
Total liabilities and equity	$5,780,504	$5,638,369

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

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$4,739	$6,720
Restricted cash	11,970	9,658
Loans held for investment, net	1,596,108	1,781,522
Real estate, net	167,765	170,201
Receivables, net	14,305	12,808
Deferred leasing costs and intangible assets, net	11,795	15,105
Other assets	22,508	38,101
Mortgage loans held in securitization trusts, at fair value	685,531	813,310
Total assets	$2,514,721	$2,847,425
Liabilities
Securitization bonds payable, net	$1,341,244	$1,500,899
Mortgage and other notes payable, net	174,997	177,373
Accrued and other liabilities	10,898	6,768
Intangible liabilities, net	5,186	6,224
Escrow deposits payable	2,352	3,484
Mortgage obligations issued by securitization trusts, at fair value	649,377	777,156
Total liabilities	$2,184,054	$2,471,904

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest income
Interest income	$63,671	$47,082	$161,325	$119,377
Interest expense	(32,944)	(14,962)	(70,471)	(40,450)
Interest income on mortgage loans held in securitization trusts	9,597	10,806	28,692	41,885
Interest expense on mortgage obligations issued by securitization trusts	(8,977)	(9,508)	(26,051)	(36,955)
Net interest income	31,347	33,418	93,495	83,857

Property and other income
Property operating income	22,265	26,376	68,213	76,897
Other income	1,616	946	2,679	2,101
Total property and other income	23,881	27,322	70,892	78,998

Expenses
Management fee expense	—	—	—	9,596
Property operating expense	5,814	7,266	17,804	22,135
Transaction, investment and servicing expense	932	1,086	3,037	4,018
Interest expense on real estate	7,047	7,968	21,720	24,378
Depreciation and amortization	8,572	8,850	25,886	28,383
Increase of current expected credit loss reserve	40,750	769	50,026	5,194
Compensation and benefits (including $2,217, $2,695, $6,383 and $12,379 of equity-based compensation expense, respectively)	8,373	7,897	24,868	24,736
Operating expense	3,545	3,915	11,964	13,724
Restructuring charges	—	—	—	109,321
Total expenses	75,033	37,751	155,305	241,485

Other income
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	3,867	—	32,021
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(3,867)	—	(23,383)
Other gain (loss), net	(30)	3,309	34,590	12,512
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(19,835)	26,298	43,672	(57,480)
Equity in earnings (loss) of unconsolidated ventures	—	(95,977)	25	(132,243)
Income tax expense	(633)	(2,065)	(1,135)	(130)
Net income (loss)	(20,468)	(71,744)	42,562	(189,853)
Net (income) loss attributable to noncontrolling interests:
Investment entities	5	61	(2)	3,746
Operating Partnership	—	1,626	(1,013)	4,016
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(20,463)	$(70,057)	$41,547	$(182,091)

Net income (loss) per common share - basic (Note 17)	$(0.16)	$(0.54)	$0.32	$(1.42)
Net income (loss) per common share - diluted (Note 17)	$(0.16)	$(0.54)	$0.31	$(1.42)

Weighted average shares of common stock outstanding - basic (Note 17)	126,564	128,693	127,551	128,430
Weighted average shares of common stock outstanding - diluted (Note 17)	126,564	128,693	129,432	128,430
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(20,468)	$(71,744)	$42,562	$(189,853)
Other comprehensive loss
Unrealized loss on real estate securities, available for sale	—	—	—	(200)
Foreign currency translation loss	(6,068)	(3,900)	(15,202)	(10,219)
Total other comprehensive loss	(6,068)	(3,900)	(15,202)	(10,419)
Comprehensive income (loss)	(26,536)	(75,644)	27,360	(200,272)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	5	(58)	(2)	4,067
Operating Partnership	—	1,719	(1,175)	4,413
Comprehensive income (loss) attributable to common stockholders	$(26,531)	$(73,983)	$26,183	$(191,792)

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interest in the Operating Partnership	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2020	128,565	$1,286	$2,844,023	$(1,234,224)	$54,588	$1,665,673	$253,225	$39,780	$1,958,678
Contributions	—	—	—	—	—	—	1,384	—	1,384
Distributions	—	—	—	—	—	—	(10,794)	—	(10,794)
Issuance and amortization of equity-based compensation	1,420	14	4,248	—	—	4,262	—	—	4,262
Other comprehensive loss	—	—	—	—	(7,742)	(7,742)	(776)	(215)	(8,733)
Dividends and distributions declared ($0.10 per share)	—	—	—	(12,988)	—	(12,988)	—	(308)	(13,296)
Shares canceled for tax withholding on vested stock awards	(136)	(2)	(1,307)	—	—	(1,309)	—	—	(1,309)
Reallocation of equity	—	—	521	—	—	521	—	(521)	—
Net loss	—	—	—	(92,314)	—	(92,314)	(226)	(1,953)	(94,493)
Balance as of March 31, 2021	129,849	$1,298	$2,847,485	$(1,339,526)	$46,846	$1,556,103	$242,813	$36,783	$1,835,699
Contributions	—	$—	$—	$—	$—	$—	$838	$—	$838
Distributions	—	—	—	—	—	—	(13,148)	—	(13,148)
Issuance and amortization of equity-based compensation	41	—	5,443	—	—	5,443	—	—	5,443
Other comprehensive income (loss)	—	—	—	—	1,966	1,966	336	(89)	2,213
Dividends and distributions declared ($0.14 per share)	—	—	—	(18,166)	—	(18,166)	—	(431)	(18,597)
Shares canceled for tax withholding on vested stock awards	(131)	—	(1,141)	—	—	(1,141)	—	—	(1,141)
Reallocation of equity	—	—	129	—	—	129	—	(129)	—
Net income (loss)	—	—	—	(19,720)	—	(19,720)	(3,459)	(437)	(23,616)
Balance as June 30, 2021	129,759	$1,298	$2,851,916	$(1,377,412)	$48,812	$1,524,614	$227,380	$35,697	$1,787,691
Contributions	—	$—	$—	$—	$—	$—	$2,096	$—	$2,096
Distributions	—	—	—	—	—	—	(16,291)	—	(16,291)
Issuance and amortization of equity-based compensation	—	—	2,695	—	—	2,695	—	—	2,695
Other comprehensive income (loss)	—	—	—	—	(3,926)	(3,926)	119	(93)	(3,900)
Dividends and distributions declared ($0.16 per share)	—	—	—	(20,762)	—	(20,762)	—	(492)	(21,254)
Reallocation of equity	—	—	15	—	—	15	—	(15)	—
Net loss	—	—	—	(70,057)	—	(70,057)	(61)	(1,626)	(71,744)
Balance as of September 30, 2021	129,759	$1,298	$2,854,626	$(1,468,231)	$44,886	$1,432,579	$213,243	$33,471	$1,679,293

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interest in the Operating Partnership	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2021	129,769	$1,298	$2,855,766	$(1,410,562)	$8,786	$1,455,288	$1,472	$34,555	$1,491,315
Distributions	—	—	—	—	—	—	(110)	—	(110)
Issuance and amortization of equity-based compensation	—	—	1,880	—	—	1,880	—	—	1,880
Other comprehensive income	—	—	—	—	660	660	—	16	676
Dividends and distributions declared ($0.19 per share)	—	—	—	(24,657)	—	(24,657)	—	(584)	(25,241)
Shares canceled for tax withholding on vested stock awards	(136)	(2)	(998)	—	—	(1,000)	—	—	(1,000)
Reallocation of equity	—	—	(13)	—	—	(13)	—	13	—
Net income	—	—	—	27,724	—	27,724	22	654	28,400
Balance as of March 31, 2022	129,633	$1,296	$2,856,635	$(1,407,495)	$9,446	$1,459,882	$1,384	$34,654	$1,495,920
Distributions	—	$—	$—	$—	$—	$—	$(28)	$—	$(28)
Issuance and amortization of equity-based compensation	1,524	16	2,270	—	—	2,286	—	—	2,286
Repurchase of common stock	(2,181)	(22)	(18,298)	—	—	(18,320)	—	—	(18,320)
Other comprehensive income (loss)	—	—	—	—	(9,956)	(9,956)	—	146	(9,810)
Dividends and distributions declared ($0.20) per share	—	—	—	(25,565)	—	(25,565)	—	—	(25,565)
Shares canceled for tax withholding on vested stock awards	(11)	—	(254)	—	—	(254)	—	—	(254)
OP Redemption	—	—	9,648	—	—	9,648	—	(35,159)	(25,511)
Net income	—	—	—	34,287	—	34,287	(15)	359	34,631
Balance as of June 30, 2022	128,965	$1,290	$2,850,001	$(1,398,773)	$(510)	$1,452,008	$1,341	$—	$1,453,349
Distributions	—	$—	$—	$—	$—	$—	$(28)	$—	$(28)
Issuance and amortization of equity-based compensation	—	—	2,217	—	—	2,217	—	—	2,217
Other comprehensive loss	—	—	—	—	(6,068)	(6,068)	—	—	(6,068)
Dividends and distribution declared ($0.20) per share	—	—	—	(25,794)	—	(25,794)	—	—	(25,794)
Net loss	—	—	—	(20,463)	—	(20,463)	(5)	—	(20,468)
Balance as of September 30, 2022	128,965	$1,290	$2,852,218	$(1,445,030)	$(6,578)	$1,401,900	$1,308	$—	$1,403,208

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$42,562	$(189,853)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(25)	132,243
Depreciation and amortization	25,886	28,383
Straight-line rental income	(1,159)	(2,199)
Amortization of above/below market lease values, net	(174)	(59)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(10,041)	(4,659)
Amortization of deferred financing costs	7,786	9,129
Amortization of right-of-use lease assets and operating lease liabilities	367	69
Paid-in-kind interest added to loan principal, net of interest received	4,906	(13,277)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	(32,021)
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	23,383
Realized loss on securities from write-down to fair value	—	990
Realized gain on sale of real estate securities, available for sale	—	(131)
Realized gain on sale of real estate	(10,632)	(11,911)
Increase of current expected credit loss reserve	50,249	5,194
Amortization of equity-based compensation	6,383	12,379
Mortgage notes above/below market value amortization	127	92
Realized gain on sales of unconsolidated ventures	(21,900)	—
Deferred income tax benefit	(1,887)	407
Other (gain) loss, net	(2,355)	1,369
Changes in assets and liabilities:
Receivables, net	(2,878)	(3,402)
Deferred costs and other assets	1,446	(3,158)
Due to related party	—	(10,059)
Other liabilities	319	(13,894)
Net cash provided by (used in) operating activities	88,980	(70,985)
Cash flows from investing activities:
Acquisition, origination and funding of loans held for investment, net	(929,163)	(1,305,599)
Repayment on loans held for investment	525,577	357,210
Proceeds from sale of real estate	55,600	332,003
Acquisition of and additions to real estate, related intangibles and leasing commissions	(2,212)	(9,539)
Investments in unconsolidated ventures	—	(7,477)
Proceeds from sale of investments in unconsolidated ventures	38,100	—
Distributions in excess of cumulative earnings from unconsolidated ventures	1,286	35,930
Repayment of real estate securities, available for sale, from sales	—	5,079
Repayment of real estate securities, available for sale, from cost recovery	—	310
Repayment of principal in mortgage loans held in securitization trusts	18,660	70,839
Proceeds from sale of beneficial interests of securitization trusts	—	28,662
Change in escrow deposits	14,099	17,892
Net cash used in investing activities	(278,053)	(474,690)
Cash flows from financing activities:
Distributions paid on common stock	(73,597)	(31,154)
Distributions paid on common stock to noncontrolling interests	(1,138)	(739)
Shares canceled for tax withholding on vested stock awards	(1,254)	(2,451)
Repurchase of common stock	(18,320)	—
Redemption of OP units	(25,383)	—
Borrowings from mortgage notes	—	7,443
Repayment of mortgage notes	(83,544)	(264,790)
Borrowings from credit facilities	771,184	943,718
Repayment of credit facilities	(142,736)	(920,609)
Borrowing from securitization bonds	—	670,000
Repayment of securitization bonds	(163,045)	—
Repayment of mortgage obligations issued by securitization trusts	(18,660)	(70,839)
Payment of deferred financing costs	(8,339)	(11,129)
Contributions from noncontrolling interests	—	4,318
Distributions to noncontrolling interests	(166)	(40,233)
Net cash provided by financing activities	235,002	283,535
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,168)	1,125
Net increase (decrease) in cash, cash equivalents and restricted cash	44,761	(261,015)
Cash, cash equivalents and restricted cash - beginning of period	346,563	540,030
Cash, cash equivalents and restricted cash - end of period	$391,324	$279,015

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$259,722	$474,817
Restricted cash	86,841	65,213
Total cash, cash equivalents and restricted cash, beginning of period	$346,563	$540,030

End of the period
Cash and cash equivalents	$286,456	$208,711
Restricted cash	104,868	70,304
Total cash, cash equivalents and restricted cash, end of period	$391,324	$279,015

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of non-cash investing and financing activities:
Deconsolidation of securitization trust (VIE asset/liability reductions)	$—	$(802,196)
Accrual of distribution payable	(25,791)	(21,234)
Right-of-use lease assets and operating lease liabilities	3,271	5,435

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
Impact of COVID-19
The COVID-19 pandemic has negatively impacted CRE credit REITs across the industry, as well as other companies that own and operate commercial real estate investments. Throughout 2020, continuing into the third quarter of 2022, countries around the world continued to face healthcare and economic challenges arising from the coronavirus, or COVID-19. Efforts to address the pandemic, such as social distancing, closures or reduced capacity of retail and service outlets, hotels, factories and public venues, often mandated by governments, as well as changes in consumer behavior or corporate policies in response to the COVID-19 pandemic, have had a significant impact on the global economy and financial markets across major industries, including many sectors of real estate. In particular, the Company’s loans for investment and real estate investments in the hospitality and retail sectors have experienced and anticipate a myriad of challenges, including, but not limited to: significant declines in operating cash flows of the Company’s investments which in turn affect their ability to meet debt service and covenant requirements on investment-level debt (non-recourse to the Company); flexible lease payment terms sought by tenants; increased property operating costs such as labor and supplies as a result of COVID-19; potential payment defaults on the Company's loans held for investment; and a distressed market affecting real estate values in general. The COVID-19 crisis may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
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
The continuing economic downturn as a result of efforts to contain COVID-19 may continue to negatively affect the Company’s financial condition and results of operations. While the extent and duration of the broad effects of COVID-19 on the global economy and the Company remain unclear, the Company believes it has materially addressed overall recoverability in value across its assets based upon external factors known to date and assumptions using the Company’s best estimate at this time. The Company will continue to monitor the progress of the COVID-19 pandemic and reassess its effects on the Company’s results of operations and recoverability in value across its assets as conditions change.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
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
As of September 30, 2022 and December 31, 2021, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The Company’s operating subsidiary, the OP, is a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. Following the redemption of the outstanding membership units in the OP held by an unaffiliated third party, there were no noncontrolling interests in the OP as of June 30, 2022. Since the redemption, the Company holds all of the membership interests in the OP and the OP is no longer a VIE. See “Noncontrolling Interests” below for further details on the redemption of OP units during the three months ended June 30, 2022.
Consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. At September 30, 2022 and December 31, 2021, the noncontrolling interests in the operating real estate properties represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
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
As of September 30, 2022, the Company held subordinate tranches of a securitization trust in one Investing VIE for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s subordinate tranches of the securitization trust, which represents the retained interest and related interest income, are eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
subordinate tranches of the securitization trust), income and expenses of the Investing VIE are presented in the consolidated financial statements of the Company although the Company legally owns the subordinate tranches of the securitization trust only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trust.
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
Unconsolidated VIEs
During the three months ended June 30, 2022, the Company sold one unconsolidated VIE. Refer to Note 7, “Restricted Cash, Other Assets and Accrued and Other Liabilities” for further discussion of the sale. Following this sale, the Company holds one investment which has no carrying value in an unconsolidated VIE. As of December 31, 2021, the Company identified unconsolidated VIEs related to its CRE debt investments. Based on management’s analysis, the Company determined that it is not the primary beneficiary of such VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of December 31, 2021.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company. As of September 30, 2022, the Company has no remaining obligations to unconsolidated VIEs.
The Company did not provide financial support to the unconsolidated VIEs during the nine months ended September 30, 2022 and the fiscal year ended December 31, 2021. As of December 31, 2021, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of investments in unconsolidated ventures was determined as the carrying value plus any future funding commitments. The carrying value and maximum exposure to loss of the investments in unconsolidated joint ventures at December 31, 2021 was $16.2 million.
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
Noncontrolling Interests in the Operating Partnership (“OP”)—Noncontrolling interests in the OP were allocated a share of net income or loss in the OP based on their weighted average ownership interest in the OP during the period. Noncontrolling interests in the OP had the right to require the OP to redeem part or all of the membership units in the OP for cash based on the market value of an equivalent number of shares of Class A common stock at the time of redemption, or at the Company’s election as managing member of the OP, through the issuance of shares of Class A common stock on a one-for-one basis. At the end of each reporting period, noncontrolling interests in the OP were adjusted to reflect their ownership percentage in the OP at the end of the period, through a reallocation between controlling and noncontrolling interests in the OP, as applicable.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at September 30, 2022 or December 31, 2021. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
At September 30, 2022 and December 31, 2021, the Company had no loans classified as held for sale.
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
At September 30, 2022 and December 31, 2021, the Company had no ADC arrangements.
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
At September 30, 2022, there were no properties held for sale. At December 31, 2021, there were two properties held for sale. See Note 5, “Real Estate, net and Real Estate Held for Sale” and Note 16, “Segment Reporting” for further detail.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. As of September 30, 2022, the Company held subordinate tranches of one securitization trust, which represent the Company’s retained interest in a securitization trust that the Company consolidates under GAAP. Refer to Note 4, “Real Estate Securities” for further discussion.
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
Fair value changes of equity method investments under the fair value option are recorded in earnings from investments in unconsolidated ventures. Fair value changes of other equity investments, including adjustments for observable price changes under the measurement alternative, are recorded in other gain (loss), net on the Company’s consolidated statements of operations.
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
Investments that are other-than-temporarily impaired are written down to their estimated fair value. Impairment loss is recorded in earnings from investments in unconsolidated ventures for equity method investments and in other gain (loss), net for investments under the measurement alternative.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Changes in fair value of derivatives not designated as accounting hedges are recorded in the consolidated statements of operations in other gain (loss), net.
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
Equity-Based Compensation
Equity-classified stock awards granted to executive officers and independent directors are based on the closing price of the Class A common stock on the grant date and recognized on a straight-line basis over the requisite service period of the awards for restricted stock awards. For performance stock units (“PSUs”) the fair value is based on a Monte Carlo simulation as of the grant date and expense is recognized on a straight-line basis over the measurement period. See Note 10, “Equity-Based Compensation” for further discussion.
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
Certain subsidiaries of the Company are subject to taxation by U.S. federal, state and local authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
and tax rates in the period during which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are recorded on the portion of earnings (losses) recognized by the Company with respect to its interest in TRSs. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s GAAP consolidated financial statements and the U.S. federal, state and local tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry-specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax expense in the consolidated statements of operations.
For the three months ended September 30, 2022 and 2021, the Company recorded income tax expense of $0.6 million and $2.1 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded income tax expense of $1.1 million and $0.1 million, respectively.
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
The general CECL reserve is measured on a collective (pool) basis when similar risk characteristics exist for multiple financial instruments. If similar risk characteristics do not exist, the Company measures the specific CECL reserve on an individual instrument basis. The determination of whether a particular financial instrument should be included in a pool can change over time. If a financial asset’s risk characteristics change, the Company evaluates whether it is appropriate to continue to keep the financial instrument in its existing pool or evaluate it individually.
In measuring the general CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 through September 2022 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
For determining a specific CECL reserve, financial instruments are assessed outside of the PD/LGD model on an individual basis. This occurs when it is probable that the Company will be unable to collect the full payment of principal and interest on the instrument. The Company applies a discounted cash flow (“DCF”) methodology for financial instruments where the borrower is experiencing financial difficulty based on the Company’s assessment at the reporting date, and the repayment is expected to be provided substantially through the operation or sale of the collateral. Additionally, the Company may elect to use as a practical expedient to determine the fair value of the collateral at the reporting date when determining the specific CECL reserve.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
1.Very Low Risk-The loan is performing as agreed. The underlying property performance has exceeded underwritten expectations with very strong net operating income (“NOI”), debt service coverage ratio, debt yield and occupancy metrics. Sponsor is investment grade, very well capitalized, and employs a very experienced management team.
2.Low Risk-The loan is performing as agreed. The underlying property performance has met or exceeds underwritten expectations with high occupancy at market rents, resulting in consistent cash flow to service the debt. Strong sponsor that is well capitalized with an experienced management team.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Accounting Standards to be adopted
Credit Losses—In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the Troubled Debt Restructuring (“TDR”) model for creditors that have adopted Topic 326, CECL. The general loan modification guidance in Subtopic 310-20 will apply to all loan modifications, including modifications for borrowers experiencing financial difficulty. ASU 2022-02 also requires entities within the scope of ASC 326 to provide vintage disclosures which show the gross writeoffs recorded in the current period by origination year. ASU No. 2022-02 is effective in reporting periods beginning after December 15, 2022. The Company is currently preparing the new vintage disclosures which will be added to the financial statements as a part of the adoption of the new guidance and the impact is not expected to be material.
3. Loans Held for Investment, net
The following table provides a summary of the Company’s loans held for investment, net (dollars in thousands):

	September 30, 2022				December 31, 2021
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Variable rate
Senior loans	$2,170,777	$2,159,659	6.8%	3.7	$1,576,439	$1,564,940	4.6%	3.7
Securitized loans(2)	1,643,453	1,640,480	6.2%	2.9	1,806,583	1,803,042	4.2%	3.5
Mezzanine loans(3)	12,000	12,120	14.1%	0.0	12,000	12,120	11.5%	0.7
	3,826,230	3,812,259			3,395,022	3,380,102
Fixed rate
Mezzanine loans	99,305	99,177	12.2%	2.9	105,636	105,505	12.4%	3.0
	99,305	99,177			105,636	105,505
Loans held for investment	3,925,535	3,911,436			3,500,658	3,485,607

CECL reserve	NA	(85,589)			NA	(36,598)
Loans held for investment, net	$3,925,535	$3,825,847			$3,500,658	$3,449,009
_________________________________________
(1)Calculated based on contractual interest rate.
(2)Represents loans transferred into securitization trusts that are consolidated by the Company.
(3)Represents the New York, New York Hotel Mezzanine Loan which is in maturity default as of March 2022. See “Nonaccrual and Past Due Loans” below.
The weighted average maturity, including extensions, of loans was 3.2 years at September 30, 2022. At December 31, 2021, the weighted average maturity, including extensions, of loans was 3.6 years.
The Company had $14.8 million and $9.5 million of interest receivable related to its loans held for investment, net as of September 30, 2022 and December 31, 2021, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Activity relating to the Company’s loans held for investment, net was as follows (dollars in thousands):

Carrying Value
Balance at January 1, 2022	$3,449,009
Acquisitions/originations/additional funding	929,163
Loan maturities/principal repayments	(512,156)
Discount accretion/premium amortization	10,041
Capitalized interest	(1,219)
(Increase) decrease of CECL reserve(1)(2)	(50,242)
Charge-off	1,251
Balance at September 30, 2022	$3,825,847
_________________________________________
(1)Excludes a de minimis amount as of September 30, 2022, determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding liability recorded in accrued and other liabilities on the Company’s consolidated balance sheets.
(2)Excludes $0.2 million related to additional proceeds received on one senior loan collateralized by a student housing property which was resolved in the first quarter of 2022.

Nonaccrual and Past Due Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table provides an aging summary of loans held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due(1)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(2)	Total Loans
September 30, 2022	$3,899,316	$—	$—	$12,120	$3,911,436
December 31, 2021	3,485,607	—	—	—	3,485,607
_________________________________________
(1)Includes the Long Island City, New York Office Senior Loan A which is in interest payment default and was placed on a nonaccrual status on September 9, 2022. The total carrying value before the specific CECL reserve at September 30, 2022 is $68.4 million.
(2)Represents the New York, New York Hotel Mezzanine Loan which is in maturity default as of March 2022. However, because the borrower has provided all interest payments due through September 30, 2022, the loan has not been placed on nonaccrual status.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Current Expected Credit Loss Reserve
The following tables provide details on the changes in CECL reserves for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

Total
CECL reserve at December 31, 2021	$36,598
Increase (decrease) in general CECL reserve(1)	(1,343)
Charge-offs of specific CECL reserve(2)	(1,251)
CECL reserve at March 31, 2022	$34,004
Increase (decrease) in general CECL reserve(1)	10,374
CECL reserve at June 30, 2022	$44,378
Increase (decrease) in general CECL reserve(1)(3)	(15,955)
Increase (decrease) in specific CECL reserve(4)(5)	57,166
CECL reserve at September 30, 2022	$85,589

CECL reserve at December 31, 2020	$37,191
Increase (decrease) in general CECL reserve(1)	3,600
CECL reserve at March 31, 2021	$40,791
Increase (decrease) in general CECL reserve(1)	1,361
CECL reserve at June 30, 2021	$42,152
Increase (decrease) in general CECL reserve(1)	578
CECL reserve at September 30, 2021	$42,730
________________________________________
(1)Excludes the increase (decrease) in CECL reserves related to unfunded commitments reported on the consolidated statement of operations for the three months ended: March 31, 2022: $0.5 million, June 30, 2022: $(0.3) million, September 30, 2022: $(0.3) million, March 31, 2021: $(0.4) million, June 30, 2021: $(0.2) million and September 30, 2021: $0.2 million.
(2)During the first quarter of 2022, the Company received a $36.5 million repayment on one senior loan collateralized by a student housing property, which was $1.3 million less than the unpaid principal balance. As such, during the fourth quarter of 2021, the Company had recorded a $1.3 million specific CECL reserve on the loan, as the loss was probable at that point in time, and was subsequently charged off in the first quarter of 2022.
(3)The decrease was primarily due to the removal of two assets from the general CECL reserve pool which were evaluated individually for specific CECL reserves. See note (4) below for further discussion.
(4)During the three months ended September 30, 2022, the Company recorded $57.2 million of specific CECL reserves related to two Long Island City, New York office Senior Loans. The specific CECL reserves were based on the current and prospective leasing activity of the properties to reflect the estimated fair value of the collateral. The fair value estimate of the collateral was determined using a discounted cash flow model which included inputs based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. Refer to Note 13, “Fair Value” for information on valuation inputs.
(5)Excludes $0.2 million related to additional proceeds received on one senior loan collateralized by a student housing property which was resolved in the first quarter of 2022.

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
As of September 30, 2022, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the New York, New York Hotel Mezzanine Loan and the Long Island City, New York Office Senior Loan A, as noted in “Nonaccrual and Past Due Loans” above. There were no loans held for investment with contractual payments past due as of December 31, 2021. For the nine months ended September 30, 2022 and September 30, 2021, no debt investment contributed more than 10.0% of interest income.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans held for investment by year of origination and credit quality risk ranking (dollars in thousands) as of September 30, 2022 and December 31, 2021, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for loans risk rating definitions.

	September 30, 2022
	2022	2021	2020	2019	2018 and Earlier	Total
Senior loans
Risk Rankings:
2	$—	$200,760	$59,042	$25,880	$—	$285,682
3	854,840	1,365,809	53,338	307,218	300,244	2,881,449
4	—	—	—	192,086	304,756	496,842
5	—	—	—	136,166	—	136,166
Total Senior loans	854,840	1,566,569	112,380	661,350	605,000	3,800,139

Mezzanine loans
Risk Rankings:
3	23,291	—	—	42,879	4,467	70,637
4	—	—	—	28,540	—	28,540
5	—	—	—	—	12,120	12,120
Total Mezzanine loans	23,291	—	—	71,419	16,587	111,297

Total Loans held for investment	$878,131	$1,566,569	$112,380	$732,769	$621,587	$3,911,436
As of September 30, 2022, the average risk rating for loans held for investment was 3.1.

	December 31, 2021
	2021	2020	2019	2018	2017	Total
Senior loans
Risk Rankings:
2	$242,850	$109,103	$70,811	$—	$—	$422,764
3	1,393,307	72,359	443,162	262,147	34,036	2,205,011
4	—	—	396,395	304,477	—	700,872
5	—	—	39,335	—	—	39,335
Total Senior loans	1,636,157	181,462	949,703	566,624	34,036	3,367,982

Mezzanine loans
Risk Rankings:
3	—	—	38,796	4,489	—	43,285
4	—	—	62,220	—	12,120	74,340
Total Mezzanine loans	—	—	101,016	4,489	12,120	117,625

Total Loans held for investment	$1,636,157	$181,462	$1,050,719	$571,113	$46,156	$3,485,607

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of December 31, 2021, the average risk rating for loans held for investment was 3.1.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2022, assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $291.1 million. Refer to Note 15, “Commitments and Contingencies” for further details. At September 30, 2022, the Company recorded a $0.4 million allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with the credit losses accounting standard No. 2016-13. At December 31, 2021, assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $264.9 million. At December 31, 2021, the Company recorded a $0.4 million allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with the credit losses accounting standard No. 2016-13. See Note 2, “Summary of Significant Accounting Policies” for further details.
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
As of September 30, 2022, the mortgage loans and the related mortgage obligations held in the securitization trust had an unpaid principal balance of $765.1 million and $662.5 million, respectively. As of December 31, 2021, the mortgage loans and the related mortgage obligations held in the securitization trusts had an unpaid principal balance of $783.8 million and $681.2 million, respectively. As of September 30, 2022, the underlying collateral of the securitization trust consisted of 61 underlying commercial mortgage loans, with a weighted average coupon of 4.9% and a weighted average loan-to-value ratio of 59.8%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Assets
Mortgage loans held in a securitization trust, at fair value	$685,531	$813,310
Receivables, net	3,203	3,325
Total assets	$688,734	$816,635
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$649,377	$777,156
Accrued and other liabilities	3,380	3,032
Total liabilities	$652,757	$780,188
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $36.2 million as of September 30, 2022 and December 31, 2021, respectively, and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 13, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The below table presents net income attributable to the Company’s common stockholders for the three and nine months ended September 30, 2022 and 2021 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statement of Operations
Interest income on mortgage loans held in securitization trusts	$9,597	$10,806	$28,692	$41,885
Interest expense on mortgage obligations issued by securitization trusts	(8,977)	(9,508)	(26,051)	(36,955)
Net interest income	620	1,298	2,641	4,930
Operating expense	(241)	(225)	(583)	(1,152)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	3,867	—	32,021
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(3,867)	—	(23,383)
Net income attributable to BrightSpire Capital, Inc. common stockholders	$379	$1,073	$2,058	$12,416

5. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of September 30, 2022, and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Land and improvements	$124,246	$134,453
Buildings, building leaseholds, and improvements	486,250	530,815
Tenant improvements	17,289	17,944
Construction-in-progress	—	660
Subtotal	$627,785	$683,872
Less: Accumulated depreciation	(80,021)	(70,861)
Net lease portfolio, net	$547,764	$613,011
The following table presents the Company’s portfolio of other real estate as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Land and improvements	$29,583	$29,582
Buildings, building leaseholds, and improvements	152,186	152,180
Tenant improvements	17,731	17,303
Furniture, fixtures and equipment	135	135
Construction-in-progress	2,283	460
Subtotal	$201,918	$199,660
Less: Accumulated depreciation	(34,153)	(29,460)
Other portfolio, net	$167,765	$170,200
At December 31, 2021, the Company held one foreclosed property which was included in assets held for sale with a carrying value of $33.5 million.
Depreciation Expense
Depreciation expense on real estate was $6.3 million and $6.1 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense on real estate was $18.8 million and $20.0 million for the nine months ended September 30, 2022, and 2021, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Property Operating Income
For the three and nine months ended September 30, 2022 and 2021, the components of property operating income were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease revenues(1)
Minimum lease revenue	$19,111	$20,666	$58,179	$63,315
Variable lease revenue	3,081	2,730	8,295	7,959
	$22,192	$23,396	$66,474	$71,274
Hotel operating income	—	2,937	1,566	5,540
	$22,192	$26,333	$68,040	$76,814
_________________________________________
(1)Excludes net amortization income related to above and below-market leases of $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively. Excludes de minimis net amortization income related to above and below-market leases for the three and nine months ended September 30, 2021.
For the nine months ended September 30, 2022 and 2021, the Company had no single property with property operating income equal to or greater than 10.0% of total revenue of the Company.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of September 30, 2022 (dollars in thousands):

Remainder of 2022	$18,275
2023	70,188
2024	66,208
2025	59,694
2026	52,633
2027 and thereafter	359,972
Total	$626,970
The rental properties owned at September 30, 2022 are leased under noncancellable operating leases with current expirations ranging from 2022 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and nine months ended September 30, 2022 was $0.8 million and $2.3 million, respectively. Ground rent expense for the three and nine months ended September 30, 2021 was $0.8 million and $2.3 million, respectively.
Refer to Note 15, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of September 30, 2022.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Real Estate Held for Sale
As of September 30, 2022, the Company did not have any properties held for sale. As of December 31, 2021, the Company held one net lease property and one hotel as held for sale. These properties consisted of $44.2 million of real estate, net and $0.1 million of deferred leasing costs and intangible assets which were included in assets held for sale on the Company’s consolidated balance sheet.
Real Estate Sales
The Company had no sales of real estate during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company completed the sale of one net lease property for a gross sales price of $19.6 million which resulted in a $7.6 million gain on sale and is included in other gain (loss), net on the consolidated statement of operations. The Company also sold one hotel property for a gross sales price of $36.0 million which resulted in a $2.4 million gain on sale and is included in other gain (loss), net on the consolidated statement of operations.
During the nine months ended September 30, 2021, the Company completed the sale of an industrial portfolio for a total gross sales price of $335.0 million and a total net gain of $11.8 million.
6. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at September 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

	September 30, 2022
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$73,896	$(33,872)	$40,024
Deferred leasing costs	28,228	(15,061)	13,167
Above-market lease values	8,359	(6,718)	1,641
	$110,483	$(55,651)	$54,832
Intangible Liabilities
Below-market lease values	$16,075	$(10,889)	$5,186

	December 31, 2021
	Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
In-place lease values	$81,869	$(34,555)	$47,314
Deferred leasing costs	29,863	(14,701)	15,162
Above-market lease values	10,171	(7,666)	2,505
	$121,903	$(56,922)	$64,981
Intangible Liabilities
Below-market lease values	$16,166	$(9,942)	$6,224
_________________________________________
(1)Excludes deferred leasing costs and intangible assets and intangible liabilities related to assets held for sale at December 31, 2021.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Above-market lease values	$(273)	$(327)	$(848)	$(993)
Below-market lease values	346	360	1,022	1,052
Net increase (decrease) to property operating income	$73	$33	$174	$59

In-place lease values	$1,487	$1,762	$4,626	$5,390
Deferred leasing costs	750	842	2,304	2,398
Other intangibles	—	—	—	172
Amortization expense	$2,237	$2,604	$6,930	$7,960

The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of September 30, 2022 (dollars in thousands):

	2022	2023	2024	2025	2026	2027 and thereafter	Total
Above-market lease values	$(248)	$(571)	$(443)	$(265)	$(86)	$(28)	$(1,641)
Below-market lease values	347	1,379	1,379	1,378	703	—	5,186
Net increase (decrease) to property operating income	$99	$808	$936	$1,113	$617	$(28)	$3,545

In-place lease values	$1,412	$4,924	$4,624	$3,939	$3,105	$22,020	$40,024
Deferred leasing costs	730	2,566	2,259	1,843	924	4,845	13,167
Amortization expense	$2,142	$7,490	$6,883	$5,782	$4,029	$26,865	$53,191

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Restricted cash:
Borrower escrow deposits	$87,443	$73,344
Capital expenditure reserves	10,332	8,921
Real estate escrow reserves	3,912	2,025
Working capital and other reserves	2,064	2,310
Tenant lockboxes	1,117	241
Total	$104,868	$86,841
The following table presents a summary of other assets as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Other assets:
Right-of-use lease asset	$25,858	$24,970
Tax receivable and deferred tax assets	21,853	26,194
Deferred financing costs, net - credit facilities	5,992	2,113
Prepaid expenses	5,213	5,069
Derivative assets	3,729	1,373
Investments in unconsolidated ventures ($3,119 and $4,406 at fair value, respectively)	3,119	20,591
Other	1,684	2,141
Total	$67,448	$82,451
The following table presents a summary of accrued and other liabilities as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Accrued and other liabilities:
Operating lease liability	$26,473	$25,205
Current and deferred tax liability	25,083	34,612
Accounts payable, accrued expenses and other liabilities	19,374	20,168
Interest payable	11,876	11,076
Prepaid rent and unearned revenue	7,075	7,669
Unfunded CECL loan allowance	439	432
Tenant security deposits	409	424
Other	206	228
Total	$90,935	$99,814
Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests in PE Investments under the fair value option, which interests ranged from 1.0% to 15.6% as of September 30, 2022 and December 31, 2021. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Investments in Unconsolidated Ventures
During the second quarter of 2022 the Company sold an equity method investment for a gross sales price of $38.1 million and recognized a realized gain of $21.9 million. The realized gain is included in other gain (loss), net on the Company’s consolidated statements of operations.
During the three months ended September 30, 2021, a mixed-use project in which the Company is the mezzanine lender recorded fair value losses totaling $268.5 million. As a result, the Company recognized its proportionate share of fair value losses equaling $97.9 million during the three months ended September 30, 2021. The loss write-down represented the Company’s remaining proportionate share in the investment. The mixed-use project did not recognize any interest income for the nine months ended September 30, 2022 and September 30, 2021.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8. Debt
The following table presents debt as of September 30, 2022 and December 31, 2021 (dollars in thousands):

						September 30, 2022		December 31, 2021
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	SOFR(4) + 1.67%		$677,379	$675,536	$840,423	$836,812
BRSP 2021-FL1(3)		Non-recourse	Aug-38	LIBOR + 1.49%		670,000	665,708	670,000	664,087
Subtotal securitization bonds payable, net						1,347,379	1,341,244	1,510,423	1,500,899

Mortgage and other notes payable, net
Net lease 6		Non-recourse	Oct-27	4.45%		22,701	22,701	23,117	23,117
Net lease 5		Non-recourse	Nov-26	4.45%		3,238	3,182	3,282	3,216
Net lease 4		Non-recourse	Nov-26	4.45%		6,987	6,866	7,081	6,939
Net lease 3(5)		Non-recourse	Jan-22	6.00%		—	—	11,867	11,807
Net lease 6		Non-recourse	Jul-23	LIBOR + 2.15%		554	544	908	889
Net lease 5		Non-recourse	Aug-26	4.08%		30,167	30,000	30,639	30,442
Net lease 1(6)		Non-recourse	Nov-26	4.45%		17,585	17,281	17,823	17,465
Net lease 1(7)		Non-recourse	Mar-28	4.38%		11,588	11,151	11,769	11,332
Net lease 2(8)		Non-recourse	Jun-25	3.91%		148,224	150,326	181,504	184,078
Net lease 3		Non-recourse	Sep-33	4.77%		200,000	198,756	200,000	198,689
Other real estate 1		Non-recourse	Oct-24	4.47%		103,847	104,083	105,090	105,452
Other real estate 3		Non-recourse	Jan-25	4.30%		71,250	70,915	72,359	71,922
Other real estate 6(9)		Non-recourse	Apr-24	LIBOR + 2.95%		—	—	30,000	29,859
Loan 9(10)		Non-recourse	Jun-24	LIBOR + 3.00%		27,851	27,851	65,377	65,376
Subtotal mortgage and other notes payable, net						643,992	643,656	760,816	760,583

Bank credit facility
Bank credit facility	$165,000	Recourse	Jan-27 (11)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1 facility 3	$400,000	Limited Recourse(12)	July-27(13)	SOFR + 1.85%	(14)	238,481	238,481	109,915	109,915
Bank 3 facility 3	600,000	Limited Recourse(12)	April-27(15)	SOFR + 2.03%	(14)	465,702	465,702	157,409	157,409
Bank 7 facility 1	600,000	Limited Recourse(12)	Apr-26(16)	LIBOR/SOFR + 1.79%	(14)	407,420	407,420	358,181	358,181
Bank 8 facility 1	250,000	Limited Recourse(12)	Jun-23(17)	LIBOR/SOFR + 2.56%	(14)	154,657	154,657	177,519	177,519
Bank 9 facility 1	400,000	(18)	June-27(19)	LIBOR/SOFR + 1.70%	(14)	267,404	267,404	102,098	102,098
Subtotal master repurchase facilities	$2,250,000					1,533,664	1,533,664	905,122	905,122

Subtotal credit facilities						1,533,664	1,533,664	905,122	905,122

Total						$3,525,035	$3,518,564	$3,176,361	$3,166,604
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
(8)As of September 30, 2022, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $148.2 million.
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
(13)The current maturity date is July 2024, with three one-year extension options, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(14)Represents the weighted average spread as of September 30, 2022. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR or SOFR plus 1.50% to 3.00%.
(15)The current maturity date is April 2025, with two one-year extension options, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
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
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at September 30, 2022 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remaining 2022	$638	$—	$638	$—
2023	157,223	—	2,566	154,657
2024	133,917	—	133,917	—
2025	221,750	—	221,750	—
2026	462,044	—	54,624	407,420
2027 and thereafter	2,549,463	1,347,379	230,497	971,587
Total	$3,525,035	$1,347,379	$643,992	$1,533,664
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of September 30, 2022, the borrowing base valuation is sufficient to permit borrowings of up to $156.8 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of September 30, 2022, the Company was in compliance with all of its financial covenants under the Credit Agreement.
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
CLNC 2019-FL1
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.0 million of investment

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
grade notes. As of September 30, 2022, the securitization reflects an advance rate of 82.8% at a weighted average cost of funds of Adjusted Term SOFR plus 1.67% (before transaction expenses) and is collateralized by a pool of 20 senior loan investments.
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
As of September 30, 2022, the CLNC 2019-FL1 mortgage assets are indexed to LIBOR and the borrowings under CLNC 2019-FL1 are indexed to Term SOFR, creating an underlying benchmark index rate basis difference between CLNC 2019-FL1 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. The Company has the right to transition the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities, and will make the determination taking into account the loan portfolio as a whole. The transition to SOFR is not expected to have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
CLNC 2019-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the first quarter of 2022, two loans held in CLNC 2019-FL1 were repaid, totaling $54.4 million. During the second quarter of 2022, three loans held in CLNC 2019-FL1 were repaid, totaling $84.0 million. During the third quarter of 2022, one loan held in CLNC 2019-FL1 was repaid and two loans partially repaid, totaling $24.7 million. Subsequent to September 30, 2022, one loan investment held in CLNC 2019-FL1 was removed as a result of the loan becoming a credit risk collateral interest, totaling $59.9 million. The Company exchanged the credit risk collateral interest for substitute loan investments equal to the par principal balance of the credit risk collateral interest. The proceeds from the six loan payoffs and two partial payoffs were used to amortize the securitization bonds in accordance with the securitization priority of payments.
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
BRSP 2021-FL1 includes a two-year reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within BRSP 2021-FL1. During the first quarter of 2022, one loan held in BRSP 2021-FL1 was fully repaid, totaling $11.7 million. During the second quarter of 2022 three loans held in BRSP 2021-FL1 were fully repaid, totaling $47.9 million. During the third quarter of 2022, one loan held in BRSP 2021-FL1, totaling $14.2 million was fully repaid. The Company replaced the repaid loans by contributing existing loan investments of equal value.
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company will continue to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
As of September 30, 2022, the Company had $1.6 billion carrying value of CRE debt investments and other assets financed with $1.3 billion of securitization bonds payable, net. As of December 31, 2021, the Company had $1.8 billion carrying value of CRE debt investments financed with $1.5 billion of securitization bonds payable, net.
Master Repurchase Facilities
As of September 30, 2022, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.3 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2022, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of September 30, 2022, the Company had $2.0 billion carrying value of CRE debt investments financed with $1.5 billion under the Master Repurchase Facilities. As of December 31, 2021, the Company had $1.2 billion carrying value of CRE debt investments financed with $905.1 million under the master repurchase facilities.
During the three months ended June 30, 2022, the Company entered into amendments under the Master Repurchase Facility with Bank 7 and Bank 9 to increase the facility sizes by $100.0 million each and extend the maturity dates by one year for each facility.
During the three months ended September 30, 2022, the Company entered into amendments under the Master Repurchase Facility with Bank 1 and Bank 3 to extend the maturity date by one year and four years, respectively.
CMBS Credit Facilities
As of September 30, 2022, the Company had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The CMBS Credit Facilities were undrawn as of September 30, 2022 and December 31, 2021.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Incentive Fee
Following the Internalization on April 30, 2021, the Company no longer pays an incentive fee to the Manager. The Company did not incur any incentive fees during the three and nine months ended September 30, 2021.
Reimbursements of Expenses
Following the Internalization on April 30, 2021, the Company no longer reimburses expenses incurred by the Manager.
For the three months ended September 30, 2021, the Manager did not incur any expenses on behalf of the Company that were reimbursable in accordance with the Management Agreement. For the nine months ended September 30, 2021, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $3.1 million, and are included in operating expense on the consolidated statements of operations.
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
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation of $2.2 million and $6.4 million within compensation and benefits in the consolidated statement of operations for the three and nine months ended September 30, 2022, respectively. The Company recognized share-based compensation expense of $2.7 million and $12.4 million within compensation and benefits in the consolidated statement of operations for the three and nine months ended September 30, 2021, respectively.
Restricted Stock—Restricted stock awards relating to the Company’s Class A common stock are granted to independent directors of the Company and generally vest within one year and restricted stock awards were granted to certain employees of

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the nine months ended September 30, 2022:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested shares at December 31, 2021	1,482,094	272,000	1,754,094	$12.35	$11.96
Granted	1,524,482	—	1,524,482	8.59	—
Vested	(605,422)	—	(605,422)	9.18	—
Unvested shares at September 30, 2022	2,401,154	272,000	2,673,154	10.23	11.96
Fair value of equity awards that vested during the nine months ended September 30, 2022 and September 30, 2021, determined based on their respective fair values at vesting date, was $4.1 million and $3.9 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At September 30, 2022, aggregate unrecognized compensation cost for all unvested equity awards was $15.2 million, which is expected to be recognized over a weighted-average period of 2.1 years. At September 30, 2021, aggregate unrecognized compensation cost for all unvested equity awards was $10.0 million, expected to be recognized over a weighted-average period of 2.1 years.
11. Stockholders’ Equity
Authorized Capital
As of September 30, 2022, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company had no shares of preferred stock issued and outstanding as of September 30, 2022.
Dividends
During the nine months ended September 30, 2022, the Company declared the following dividend on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 15, 2022	March 31, 2022	April 15, 2022	$0.19
June 15, 2022	June 30, 2022	July 15, 2022	$0.20
September 15, 2022	September 30, 2022	October 14, 2022	$0.20
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
The Company did not repurchase any shares of its Class A common stock during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company repurchased 2.2 million shares of Class A common stock at a weighted average price of $8.40 per share for an aggregate cost of $18.3 million. Additionally, and separate from the Stock Repurchase Program, the Company redeemed the 3.1 million total outstanding membership units in the OP held by a third-party representing noncontrolling interests at a price of $8.25 per unit for a total cost of $25.4 million.
As of September 30, 2022, there was $81.7 million remaining available to make repurchases under the Stock Repurchase Plan.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$17,893	$(9,107)	$8,786
Other comprehensive income	—	660	660
AOCI at March 31, 2022	$17,893	$(8,447)	$9,446
Other comprehensive income (loss) before OP reclassification	—	(9,810)	(9,810)
Amounts reclassified from OP	710	(856)	(146)
Net current period OCI	710	(10,666)	(9,956)
AOCI at June 30, 2022	$18,603	$(19,113)	$(510)
Other comprehensive income (loss)	—	(6,068)	(6,068)
AOCI at September 30, 2022	$18,603	$(25,181)	$(6,578)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$275	$47,127	$7,186	$54,588
Other comprehensive income (loss) before reclassification	(1,035)	—	(7,467)	(8,502)
Amounts reclassified from AOCI	760	—	—	760
Net current period OCI	(275)	—	(7,467)	(7,742)
AOCI at March 31, 2021	$—	$47,127	$(281)	$46,846
Other comprehensive income	—	—	1,966	1,966
AOCI at June 30, 2021	$—	$47,127	$1,685	$48,812
Other comprehensive loss before reclassification	—	—	(3,926)	(3,926)
Amounts reclassified from AOCI	—	—	—	—
Net current period OCI	—	—	(3,926)	(3,926)
AOCI at September 30, 2021	$—	$47,127	$(2,241)	$44,886

Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$710	$(872)	$(162)
Other comprehensive income	—	16	16
AOCI at March 31, 2022	$710	$(856)	$(146)
Other comprehensive income (loss) before Stockholders reclassification	—	—	—
Amounts reclassified to Stockholders	(710)	856	146
Net current period OCI	(710)	856	146
AOCI at June 30, 2022	$—	$—	$—
Other comprehensive income	—	—	—
AOCI at September 30, 2022	$—	$—	$—

(in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2020	$(73)	$1,403	$(272)	$1,058
Other comprehensive income (loss)	98	—	(288)	(190)
Amounts reclassified from AOCI	(25)	—	—	(25)
Net current period OCI	73	—	(288)	(215)
AOCI at March 31, 2021	$—	$1,403	$(560)	$843
Other comprehensive income (loss)	—	—	(89)	(89)
AOCI at June 30, 2021	$—	$1,403	$(649)	$754
Other comprehensive (loss) before reclassification	—	—	(93)	—
Amounts reclassified from AOCI	—	—	—	—
Net current period OCI	—	—	(93)	(93)
AOCI at September 30, 2021	$—	$1,403	$(742)	$661

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Changes in Components of AOCI - Noncontrolling Interests in investment entities

(in thousands)	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$1,872	$1,872
Other comprehensive income before reclassification	—	—
Amounts reclassified from AOCI	(1,872)	(1,872)
Net current period OCI	(1,872)	(1,872)
AOCI at March 31, 2022	$—	$—
Other comprehensive income	—	—
AOCI at June 30, 2022	$—	$—
Other comprehensive income	—	—
AOCI at September 30, 2022	$—	$—

(in thousands)	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$2,193	$2,193
Other comprehensive income (loss)	(776)	(776)
AOCI at March 31, 2021	$1,417	$1,417
Other comprehensive income	336	336
AOCI at June 30, 2021	$1,753	$1,753
Other comprehensive income	119	119
AOCI at September 30, 2021	$1,872	$1,872
The following table presents the details of the reclassifications from AOCI for the nine months ended September 30, 2021:

(in thousands)
Component of AOCI reclassified into earnings	Nine Months Ended September 30, 2021	Affected Line Item in the Consolidated Statements of Operations
Realized gain on sale of real estate securities	$104	Other gain (loss), net
Impairment of real estate securities	$(967)	Other gain (loss), net
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
Net income (loss) attributable to the noncontrolling interests was based on such members ownership percentage of the OP. There was no net income attributable to the noncontrolling interests of the OP for the three months ended September 30, 2022. Net income attributable to the noncontrolling interests of the OP was $1.0 million for the nine months ended September 30, 2022 and net loss attributable to the noncontrolling interests of the OP was $1.6 million and $4.0 million for the three and nine months ended September 30, 2021, respectively.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income and net loss attributable to noncontrolling interests in the investment entities was

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
de minimis for both the three and nine months ended September 30, 2022, respectively and the net loss attributable to noncontrolling interests in the investment entities was $0.1 million and $3.7 million for the three and nine months ended September 30, 2021, respectively.
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
In determining the fair value of the trust’s financial liabilities, the dealers will consider contractual cash payments and yields expected by market participants. Dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. The Company’s collateralized mortgage obligations are classified as Level 2 of the fair value hierarchy, where a third-party pricing service or broker quotations are available and are based on observable valuation inputs, and as Level 3 of the fair value hierarchy, where internal price is utilized based on or using unobservable inputs. In accordance with ASC 810, Consolidation, the assets of the securitization trust are an aggregate value derived from the fair value of the trust’s liabilities, and the Company has determined that the valuation of the trust’s assets in their entirety including its retained interests from the securitizations (eliminated in consolidation in accordance with GAAP) should be classified as Level 3 of the fair value hierarchy.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other assets - PE Investments	$—	$—	$3,119	$3,119	$—	$—	$4,406	$4,406
Mortgage loans held in securitization trusts, at fair value	—	—	685,531	685,531	—	—	813,310	813,310
Other assets - derivative assets	—	3,729	—	3,729	—	1,373	—	1,373
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$649,377	$—	$649,377	$—	$777,156	$—	$777,156
Other liabilities - derivative liabilities	—	—	—	—	—	9	—	9
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2022 and year ended December 31, 2021 (dollars in thousands):

	Nine Months Ended September 30, 2022		Year Ended December 31, 2021
	Other assets - PE Investments	Mortgage loans held in securitization trusts(1)	Other assets - PE Investments	Mortgage loans held in securitization trusts
Beginning balance	$4,406	$813,310	$6,878	$1,768,069
Distributions/paydowns	(1,287)	(18,660)	(2,380)	(78,903)
Sale of investments	—	—	—	(28,662)
Deconsolidation of securitization trust(2)	—	—	—	(802,196)
Equity in earnings	—	—	(92)	—
Unrealized loss in earnings	—	(109,119)	—	(8,375)
Realized loss in earnings	—	—	—	(36,623)
Ending balance	$3,119	$685,531	$4,406	$813,310
_________________________________________
(1)For the nine months ended September 30, 2022, the Company recorded an unrealized loss of $109.1 million related to mortgage loans held in securitization trusts, at fair value and an unrealized gain of $109.1 million related to mortgage obligations held in securitization trusts, at fair value.
(2)In April 2021, the Company sold its retained investments in the subordinate tranches of one securitization trust. As a result of the sale, the Company deconsolidated one of the securitization trusts.

As of September 30, 2022 and December 31, 2021, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of September 30, 2022 and December 31, 2021, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. As of September 30, 2022, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield of 21.4% and a weighted average life of 4.7 years. As of December 31, 2021, the key unobservable inputs used in the

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
valuation of mortgage obligations issued by securitization trusts included a blended yield of 17.5% and a weighted average life of 5.4 years. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the three and nine months ended September 30, 2022, the Company did not record a net unrealized gain (loss) related to mortgage loans held in and mortgage obligations issued by securitization trusts, at fair value. During the nine months ended September 30, 2021, the Company recorded a $23.4 million realized loss on mortgage loans held in securitization trusts, at fair value, which is comprised of a $19.5 million loss upon the sale of the Company’s retained interests in the subordinate tranches of one securitization trust. Additionally, the Company recorded a realized loss of $3.9 million related to the sale of an underlying loan held within one of its retained investments in the subordinate tranches of another securitization trust, of which the realized loss was previously included in the Company’s loss projections and therefore no fair value write down was required in the third quarter of 2021.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of September 30, 2022 and December 31, 2021, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
Fair Value of Financial Instruments
In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, GAAP requires disclosure of fair value about all financial instruments. The following disclosure of estimated fair value of financial instruments was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022			December 31, 2021
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans held for investment, net(2)	$3,925,535	$3,825,847	$3,839,946	$3,500,658	$3,449,009	$3,464,060
Financial liabilities:(1)
Securitization bonds payable, net	$1,347,379	$1,341,244	$1,347,379	$1,510,423	$1,500,899	$1,510,423
Mortgage and other notes payable, net	643,992	643,656	643,992	760,816	760,583	760,816
Master repurchase facilities	1,533,664	1,533,664	1,533,664	905,122	905,122	905,122
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $291.1 million and $264.9 million as of September 30, 2022 and December 31, 2021, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2022. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy. Carrying values of loans held for investment are presented net of allowance for loan losses, where applicable.
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of September 30, 2022, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of September 30, 2022, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following tables summarize assets carried at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Loans held for investment, net(1)	$—	$—	$79,000	$79,000

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Loans held for investment, net(2)	$—	$—	$38,083	$38,083
_________________________________________
(1)During the three months ended September 30, 2022 the Company recorded $57.2 million of specific CECL reserves related to two Long Island City, New York office Senior Loans. The Company elected to use a practical expedient in accordance with the CECL standard to determine the estimated fair value of the collateral. The specific CECL reserves were based on the current and prospective leasing activity of the properties to reflect the estimated fair value of the collateral. The estimated fair value of the collateral was determined by using a discounted cash flow model and level 3 inputs, which included assuming a rent per square foot ranging from $25 to $34, a capitalization rate ranging from 6.0% to 6.5% and a discount rate ranging from 9.5% to 12.2%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions.
(2)During the first quarter of 2022, the Company received a $36.5 million repayment on one senior loan collateralized by a student housing property, which was $1.3 million less than the unpaid principal balance. As such, during the fourth quarter of 2021, the Company had recorded a $1.3 million specific CECL reserve on the loan, as the loss was probable at that point in time, and was subsequently charged off in the first quarter of 2022.

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
As of September 30, 2022 and December 31, 2021, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	Non-Designated Hedges
	September 30, 2022	December 31, 2021
Derivative Assets
Foreign exchange contracts	$3,726	$1,373
Interest rate contracts	3	—
Included in other assets	$3,729	$1,373
Derivative Liabilities
Interest rate contracts	$—	$(9)
Included in accrued and other liabilities	$—	$(9)
As of September 30, 2022, the Company’s counterparties do not hold any cash collateral.
The following table summarizes the Company’s FX forwards and interest rate contracts as of September 30, 2022 and December 31, 2021:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)	Range of Maturity Dates
		Non-Designated
September 30, 2022
FX Forward	NOK	140,819	November 2022 - May 2024
Interest Rate Swap	USD	$407	July 2023

December 31, 2021
FX Forward	NOK	190,772	February 2022 - May 2024
Interest Rate Swap	USD	$30,762	April 2022 - July 2023
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other gain (loss), net
Non-designated foreign exchange contracts	$1,279	$3,304	$3,174	$4,257
Non-designated interest rate contracts	1	4	13	22
	$1,280	$3,308	$3,187	$4,279
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Net Amounts of Assets (Liabilities)
September 30, 2022
Derivative Assets
Foreign exchange contracts	$3,726	$3,726
Interest rate contracts	3	3
	$3,729	$3,729

December 31, 2021
Derivative Assets
Foreign exchange contracts	$1,373	$1,373
	$1,373	$1,373
Derivative Liabilities
Interest rate contracts	$(9)	$(9)
	$(9)	$(9)
The Company did not offset any of its derivatives positions as of September 30, 2022 and December 31, 2021.
15. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2022, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $281.1 million for senior loans, $4.7 million for securitized loans and $5.3 million for mezzanine loans. At December 31, 2021, total unfunded lending commitments for loans held for investment were $212.6 million for senior loans and $52.3 million for securitized loans.
Ground Lease Obligation
The Company’s operating leases are ground leases acquired with real estate.
At September 30, 2022 and December 31, 2021, the weighted average remaining lease term was 13.8 years and 13.9 years for ground leases, respectively.
The following table presents ground lease expense, included in property operating expense, for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense:
Minimum lease expense	$770	$761	$2,306	$2,290
Variable lease expense	—	—	—	—
	$770	$761	$2,306	$2,290

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of September 30, 2022 (dollars in thousands):

Remainder of 2022	$777
2023	3,110
2024	2,213
2025	2,148
2026	2,073
2027 and thereafter	17,254
Total lease payments	27,575
Less: Present value discount	8,885
Operating lease liability (Note 7)	$18,690
Office Lease
At September 30, 2022, the weighted average remaining lease term was 6.5 years for the office leases, which are located in New York, New York and Los Angeles, California.
For the three and nine months ended September 30, 2022, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Corporate Offices
Operating lease expense:
Fixed lease expense	$315	$200	$906	$333
	$315	$200	$906	$333
The operating lease liability for the office leases were determined using a weighted average discount rate of 2.36%. As of September 30, 2022, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices
Remainder of 2022(1)	$200
2023	1,239
2024	1,293
2025	1,308
2026	1,323
2027 and thereafter	3,068
Total lease payments	8,431
Less: Present value discount	648
Operating lease liability (Note 7)	$7,783
__________________________________________
(1)The Company entered into a Los Angeles, California office lease in the first quarter of 2022, with rent payments beginning in 2023.

Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of September 30, 2022, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.

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
•Net Leased and Other Real Estate—direct investments in CRE with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of two investments with direct ownership in commercial real estate with an emphasis on properties with stable cash flow.
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
The following tables present segment reporting for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Three Months Ended September 30, 2022
Net interest income (expense)	$30,929	$620	$—	$(202)	$31,347
Property and other income	58	—	22,265	1,558	23,881
Property operating expense	—	—	(5,814)	—	(5,814)
Transaction, investment and servicing expense	(739)	46	(91)	(148)	(932)
Interest expense on real estate	—	—	(7,047)	—	(7,047)
Depreciation and amortization	—	—	(8,515)	(57)	(8,572)
Increase of current expected credit loss reserve	(40,750)	—	—	—	(40,750)
Compensation and benefits	—	—	—	(8,373)	(8,373)
Operating expense	—	(241)	—	(3,304)	(3,545)
Other gain (loss), net	—	—	1,281	(1,311)	(30)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(10,502)	425	2,079	(11,837)	(19,835)
Income tax benefit (expense)	6	—	(639)	—	(633)
Net income (loss)	$(10,496)	$425	$1,440	$(11,837)	$(20,468)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Three Months Ended September 30, 2021
Net interest income (expense)	$33,110	$1,296	$—	$(988)	$33,418
Property and other income (expense)	760	(189)	26,367	384	27,322
Property operating expense	—	—	(7,266)	—	(7,266)
Transaction, investment and servicing expense	(548)	(4)	(106)	(428)	(1,086)
Interest expense on real estate	—	—	(7,968)	—	(7,968)
Depreciation and amortization	—	—	(8,697)	(153)	(8,850)
Increase of current expected credit loss reserve	(769)	—	—	—	(769)
Compensation and benefits	—	—	—	(7,897)	(7,897)
Operating expense	(53)	(229)	—	(3,633)	(3,915)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	3,867	—	—	3,867
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(3,867)	—	—	(3,867)
Other gain, net	—	—	275	3,034	3,309
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	32,500	874	2,605	(9,681)	26,298
Equity in earnings (loss) of unconsolidated ventures	(95,977)	—	—	—	(95,977)
Income tax expense	—	(2,058)	(7)	—	(2,065)
Net income (loss)	$(63,477)	$(1,184)	$2,598	$(9,681)	$(71,744)
_________________________________________
(1)Includes income earned from CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost.

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Nine Months Ended September 30, 2022
Net interest income (expense)	$92,357	$2,641	$—	$(1,503)	$93,495
Property and other income	256	353	68,239	2,044	70,892
Property operating expense	—	—	(17,804)	—	(17,804)
Transaction, investment and servicing expense	(2,750)	75	(243)	(119)	(3,037)
Interest expense on real estate	—	—	(21,720)	—	(21,720)
Depreciation and amortization	—	—	(25,730)	(156)	(25,886)
Increase of current expected credit loss reserve	(50,026)	—	—	—	(50,026)
Compensation and benefits	—	—	—	(24,868)	(24,868)
Operating expense	(137)	(526)	(90)	(11,211)	(11,964)
Other gain (loss), net	21,356	—	13,800	(566)	34,590
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	61,056	2,543	16,452	(36,379)	43,672
Equity in earnings of unconsolidated ventures	25	—	—	—	25
Income tax expense	(347)	—	(788)	—	(1,135)
Net income (loss)	$60,734	$2,543	$15,664	$(36,379)	$42,562

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Nine Months Ended September 30, 2021
Net interest income (expense)	$81,954	$4,930	$—	$(3,027)	$83,857
Property and other income (expense)	941	(136)	76,972	1,221	78,998
Management fee expense	—	—	—	(9,596)	(9,596)
Property operating expense	—	—	(22,135)	—	(22,135)
Transaction, investment and servicing expense	(1,800)	(171)	(283)	(1,764)	(4,018)
Interest expense on real estate	—	—	(24,378)	—	(24,378)
Depreciation and amortization	—	—	(28,185)	(198)	(28,383)
Increase of current expected credit loss reserve	(5,194)	—	—	—	(5,194)
Compensation and benefits	—	—	—	(24,736)	(24,736)
Operating expense	(593)	(1,175)	—	(11,956)	(13,724)
Restructuring charges	—	—	—	(109,321)	(109,321)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	32,021	—	—	32,021
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(23,383)	—	—	(23,383)
Other gain (loss), net	(400)	(859)	10,737	3,034	12,512
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	74,908	11,227	12,728	(156,343)	(57,480)
Equity in earnings (loss) of unconsolidated ventures	(132,043)	(200)	—	—	(132,243)
Income tax benefit (expense)	—	(232)	102	—	(130)
Net income (loss)	$(57,135)	$10,795	$12,830	$(156,343)	$(189,853)
_________________________________________
(1)Includes income earned from CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost.

The following table presents total assets by segment as of September 30, 2022 and December 31, 2021 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity(1)	CRE Debt Securities(2)	Net Leased and Other Real Estate	Corporate(3)	Total
September 30, 2022	$3,946,119	$706,398	$842,038	$285,949	$5,780,504
December 31, 2021	3,589,325	840,215	963,369	245,460	5,638,369
_________________________________________
(1)Includes investments in unconsolidated ventures totaling $16.2 million as of December 31, 2021.
(2)Includes PE Investments totaling $3.1 million and $4.4 million as of September 30, 2022 and December 31, 2021, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long lived assets are presented as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total income by geography:
United States	$92,607	$(17,238)	$246,809	$121,275
Europe	4,542	6,471	14,125	(13,259)
Total(1)	$97,149	$(10,767)	$260,934	$108,016

	September 30, 2022	December 31, 2021
Long-lived assets by geography:
United States	$536,605	$553,368
Europe	233,756	294,824
Total(2)	$770,361	$848,192
_________________________________________
(1)Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.
(2)Long-lived assets are comprised of real estate and real estate related intangible assets, and excludes financial instruments and assets held for sale.
17. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2022 and 2021 consist of the following (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(20,468)	$(71,744)	$42,562	$(189,853)
Net (income) loss attributable to noncontrolling interests:
Investment Entities	5	61	(2)	3,746
Operating Partnership	—	1,626	(1,013)	4,016
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(20,463)	$(70,057)	$41,547	$(182,091)

Numerator:
Net (income) loss allocated to participating securities (non-vested shares)	$—	$—	$(1,142)	$—
Net income (loss) attributable to common stockholders	$(20,463)	$(70,057)	$40,405	$(182,091)

Denominator:
Weighted average shares outstanding - basic(1)	126,564	128,693	127,551	128,430
Weighted average shares outstanding - diluted(2)	126,564	128,693	129,432	128,430

Net income (loss) per common share - basic	$(0.16)	$(0.54)	$0.32	$(1.42)
Net income (loss) per common share - diluted	$(0.16)	$(0.54)	$0.31	$(1.42)
_________________________________________

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,401,154 and 1,550,862 of restricted stock awards as of September 30, 2022 and September 30, 2021, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per common share.
(2)The calculation of diluted earnings per share for the three months ended September 31, 2022 and September 31, 2021 and the nine months ended September 30, 2021, excludes the effect of weighted average unvested non-participating restricted shares of 2,401,154, 1,550,862 and 1,550,862, respectively, as the effect would be antidilutive.
18. Subsequent Events
Dividends
In October 2022, the Company paid a quarterly cash dividend of $0.20 per share of its Class A common stock for the quarter ended September 30, 2022, to stockholders of record on September 30, 2022.

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
Significant Developments
During the three months ended September 30, 2022, and through November 1, 2022, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•As of the date of this report, we have approximately $387 million of liquidity, consisting of $222 million cash on hand and $165 million available on our Bank Credit Facility;
•Declared and paid a third quarter $0.20 per share dividend on October 14, 2022; and
•We amended the below Master Repurchase Facilities as follows:
◦Extended the maturity date of Bank 3 to April 2025, with two one-year extension options, and replaced LIBOR with SOFR as the benchmark applicable to loans entered into prior to January 1, 2022;
◦Extended the maturity date of Bank 1 to July 2024, with three one-year extension options, and replaced LIBOR with SOFR as the benchmark applicable to loans entered into prior to January 1, 2022.
Our Portfolio
•Generated GAAP net loss of $20.5 million, or $(0.16) per basic and diluted share, Distributable Earnings (Loss) of $(24.7) million, or $(0.19) per share and Adjusted Distributable Earnings of $32.3 million, or $0.25 per share for the three months ended September 30, 2022;

•Recorded specific current expected credit loss (“CECL”) reserves of $57.2 million related to two Long Island City, New York Office Senior Loans, one of which was placed on nonaccrual status as of September 9, 2022; refer to “Our Portfolio” section for further discussion;
•Funded three senior mortgage loans with a total commitment of $91.4 million. The average initial funded amount was $27.7 million and had a weighted average spread of SOFR plus 3.52%;
•Received loan repayment proceeds of $39.9 million from four loans; and
•Subsequent to September 30, 2022, we received loan repayment proceeds of $173.7 million from eight loans.
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
Market Update
Overall market uncertainty and reports that the U.S. economy is in or will be in a recession, coupled with rising inflation and interest rates have tempered the loan financing markets. There has been an overall slowdown in commercial real estate transaction volumes, with many lenders being cautious, and transaction volumes are expected to remain muted for the foreseeable future. The rising LIBOR/SOFR and costly interest rate caps have contributed to borrowers accepting lower proceeds and exploring other interest rate options such as fixed interest rates.
During 2022, the Federal Open Market Committee (“FOMC”) of the Federal Reserve raised the target range for the federal funds rate six times. The current federal funds rate range is 3.75% to 4.00% after the most recent rate hike on November 2, 2022.
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

Our Portfolio
As of September 30, 2022, our portfolio consisted of 126 investments representing approximately $4.6 billion in book value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans consisted of 111 senior mortgage loans and mezzanine loans had a weighted average cash coupon of 3.7% and a weighted average all-in unlevered yield of 7.2%. Our net leased and other real estate consisted of approximately 6.4 million total square feet of space and total third quarter 2022 net operating income (“NOI”) of that portfolio was approximately $16.1 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of September 30, 2022, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Book value (Consolidated)	Book value (at BRSP share)(2)	Net book value (Consolidated)(3)	Net book value (at BRSP share)(4)
Our Portfolio
Senior mortgage loans	105	$3,742,972	$3,742,972	$834,075	$834,075
Mezzanine loans(5)	6	111,297	111,297	111,297	111,297
Subtotal	111	3,854,269	3,854,269	945,372	945,372
Net leased real estate	8	590,800	590,800	149,756	149,756
Other real estate	2	174,375	161,118	(723)	(949)
CRE debt securities	4	36,154	36,154	36,154	36,154
Private equity interests	1	3,119	3,119	3,119	3,119
Total/Weighted average Our Portfolio	126	$4,658,717	$4,645,460	$1,133,678	$1,133,452
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Book value at our share represents the proportionate book value based on ownership by asset as of September 30, 2022.
(3)Net book value represents book value less any associated financing as of September 30, 2022.
(4)Net book value at our share represents the proportionate book value based on asset ownership less any associated financing based on ownership as of September 30, 2022.
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
2.Low Risk—The loan is performing as agreed. The underlying property performance has met or exceeds underwritten expectations with high occupancy at market rents, resulting in consistent cash flow to service the debt. Strong sponsor that is well capitalized with an experienced management team.
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
During the third quarter of 2022, we added three new loans to our portfolio with a risk ranking of 3, and two loans with a risk ranking of 3 were repaid. Additionally, one loan changed to a risk ranking of 3 from a risk ranking of 4, and two loans changed to a risk ranking of 5 from a risk ranking of 4. For further discussion on our risk ranking 5 loans see “Asset Specific Loan Summaries” below. Our weighted average risk ranking at September 30, 2022 is unchanged from June 30, 2022 at 3.1.
Senior and Mezzanine Loans and Preferred Equity
Our senior and mezzanine loans consists of senior mortgage loans and mezzanine loans. We did not have any preferred equity investments as of September 30, 2022.
The following table provides a summary of our senior and mezzanine loans based on our internal risk rankings as of September 30, 2022 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior mortgage loans(2)	Mezzanine loans	Total	% of Our Portfolio
2	10	$285,681	$—	$285,681	7.4%
3	90	2,881,444	70,637	2,952,081	76.6%
4	7	525,387	—	525,387	13.6%
5	4	79,000	12,120	91,120	2.4%
	111	$3,771,512	$82,757	$3,854,269	100.0%

Weighted average risk ranking					3.1
_________________________________________
(1)Carrying value at our share represents the proportionate book value based on ownership by asset as of September 30, 2022.
(2)Includes one mezzanine loan totaling $28.5 million where we are also the senior lender.
The following table provides asset level detail for our senior and mezzanine loans as of September 30, 2022 (dollars in thousands):

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Senior loans
Loan 1	Hotel	1/2/2018	San Jose, CA	$184,959	$184,959	Floating	4.8%	7.9%	11/9/2026	79%	4

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Loan 2	Multifamily	6/21/2019	Milpitas, CA	182,239	181,782	Floating	4.1%	7.4%	7/9/2024	75%	3
Loan 3	Office	12/7/2018	Carlsbad, CA	120,000	120,000	Floating	4.3%	7.6%	12/9/2023	73%	3
Loan 4	Hotel	6/28/2018	Berkeley, CA	119,802	120,000	Floating	3.2%	6.5%	7/9/2025	66%	4
Loan 5	Office	2/17/2022	Boston, MA	80,301	81,000	Floating	3.8%	7.3%	3/9/2027	54%	3
Loan 6	Other (Mixed-use)	10/24/2019	Brooklyn, NY	76,988	76,988	Floating	4.0%	7.5%	11/9/2024	70%	3
Loan 7	Office	8/28/2018	San Jose, CA	73,147	73,147	Floating	2.5%	5.8%	8/28/2025	75%	3
Loan 8	Hotel	6/25/2018	Englewood, CO	73,000	73,000	Floating	3.5%	6.6%	2/9/2025	69%	3
Loan 9	Office	1/19/2021	Phoenix, AZ	72,102	72,460	Floating	3.6%	7.0%	2/9/2026	70%	3
Loan 10(6)	Multifamily	6/18/2019	Santa Clara, CA	57,442	57,443	Floating	4.4%	7.7%	6/18/2024	65%	4
Loan 11	Office	7/12/2019	Washington, D.C.	56,475	56,475	Floating	2.8%	6.2%	8/9/2024	68%	4
Loan 12	Office	2/13/2019	Baltimore, MD	56,047	56,047	Floating	3.5%	6.9%	2/9/2024	74%	4
Loan 13	Multifamily	5/17/2022	Las Vegas, NV	49,305	49,758	Floating	3.6%	7.1%	6/9/2027	74%	3
Loan 14	Multifamily	3/8/2022	Austin, TX	49,260	49,517	Floating	3.3%	6.9%	3/9/2027	75%	3
Loan 15	Multifamily	7/19/2021	Dallas, TX	49,036	49,123	Floating	3.3%	6.9%	8/9/2026	74%	3
Loan 16	Multifamily	5/26/2021	Las Vegas, NV	45,706	45,800	Floating	3.4%	6.9%	6/9/2026	70%	3
Loan 17	Other (Mixed-use)	1/13/2022	New York, NY	45,404	45,705	Floating	3.5%	7.0%	2/9/2027	67%	3
Loan 18	Office	4/5/2019	Long Island City, NY	45,000	67,735	Floating	3.3%	6.6%	4/9/2024	58%	5
Loan 19	Multifamily	11/30/2021	Phoenix, AZ	44,116	44,293	Floating	3.4%	7.3%	12/9/2026	74%	3
Loan 20	Multifamily	2/3/2021	Arlington, TX	43,297	43,274	Floating	3.6%	7.2%	2/9/2026	81%	2
Loan 21	Multifamily	3/1/2021	Richardson, TX	43,018	43,227	Floating	3.4%	6.8%	3/9/2026	75%	3
Loan 22	Multifamily	7/15/2021	Jersey City, NJ	42,848	43,000	Floating	3.0%	6.5%	8/9/2026	66%	2
Loan 23	Multifamily	12/21/2020	Austin, TX	42,676	42,850	Floating	3.7%	7.1%	1/9/2026	54%	2
Loan 24	Multifamily	3/22/2021	Fort Worth, TX	40,838	40,945	Floating	3.5%	7.0%	4/9/2026	83%	3
Loan 25	Office	5/23/2022	Plano, TX	40,041	40,300	Floating	4.3%	7.7%	6/9/2027	64%	3
Loan 26	Office	4/27/2022	Plano, TX	39,045	39,270	Floating	4.1%	7.5%	5/9/2027	70%	3
Loan 27	Multifamily	3/25/2021	Fort Worth, TX	38,605	38,710	Floating	3.3%	6.8%	4/9/2026	82%	3
Loan 28	Office	11/23/2021	Tualatin, OR	38,395	38,660	Floating	3.9%	7.5%	12/9/2026	66%	3
Loan 29	Multifamily	12/7/2021	Denver, CO	38,333	38,570	Floating	3.2%	6.8%	12/9/2026	74%	3
Loan 30	Multifamily	7/15/2021	Dallas, TX	37,691	37,865	Floating	3.1%	6.7%	8/9/2026	77%	3
Loan 31	Multifamily	3/31/2022	Long Beach, CA	35,995	36,303	Floating	3.4%	6.9%	4/9/2027	74%	3
Loan 32	Office	9/28/2021	Reston, VA	35,783	35,996	Floating	4.0%	7.6%	10/9/2026	71%	3
Loan 33	Multifamily	7/12/2022	Irving, TX	35,699	36,047	Floating	3.6%	7.1%	8/9/2027	73%	3
Loan 34	Office	11/17/2021	Dallas, TX	35,698	35,937	Floating	3.9%	7.5%	12/9/2025	61%	3
Loan 35	Multifamily	9/28/2021	Carrollton, TX	35,401	35,647	Floating	3.1%	6.6%	10/9/2025	73%	3
Loan 36	Multifamily	3/31/2022	Louisville, KY	35,295	35,524	Floating	3.7%	7.3%	4/9/2027	72%	3
Loan 37	Multifamily	1/18/2022	Dallas, TX	34,867	35,004	Floating	3.5%	7.1%	2/9/2027	75%	3
Loan 38	Multifamily	12/29/2020	Fullerton, CA	34,720	34,860	Floating	3.8%	7.2%	1/9/2026	70%	3
Loan 39	Multifamily	1/12/2022	Los Angeles, CA	34,709	35,015	Floating	3.4%	6.7%	2/9/2027	65%	3
Loan 40	Office	6/16/2017	Miami, FL	34,097	33,757	Floating	4.9%	8.0%	10/9/2022	73%	3
Loan 41(7)	Office	5/29/2019	Long Island City, NY	34,000	68,432	n/a(7)	n/a(7)	n/a(7)	6/9/2024	59%	5
Loan 42	Office	4/7/2022	San Jose, CA	33,483	33,750	Floating	4.2%	7.7%	4/9/2027	70%	3
Loan 43	Multifamily	3/16/2021	Fremont, CA	33,434	33,550	Floating	3.5%	7.1%	4/9/2026	76%	3
Loan 44	Office	6/2/2021	South Pasadena, CA	32,921	32,956	Floating	4.9%	8.5%	6/9/2026	69%	3
Loan 45	Multifamily	7/29/2021	Phoenix, AZ	32,056	32,265	Floating	3.3%	6.7%	8/9/2026	74%	3
Loan 46	Multifamily	3/31/2021	Mesa, AZ	31,350	31,434	Floating	3.7%	7.3%	4/9/2026	83%	3
Loan 47	Office	4/30/2021	San Diego, CA	31,177	31,364	Floating	3.6%	7.0%	5/9/2026	55%	3
Loan 48	Multifamily	5/5/2021	Dallas, TX	29,660	29,749	Floating	3.4%	7.0%	5/9/2026	68%	3
Loan 49	Multifamily	4/29/2021	Las Vegas, NV	29,647	29,736	Floating	3.1%	6.6%	5/9/2026	76%	2
Loan 50	Multifamily	7/13/2021	Plano, TX	28,887	28,994	Floating	3.1%	6.6%	2/9/2025	82%	3
Loan 51	Multifamily	4/15/2022	Mesa, AZ	28,721	28,986	Floating	3.4%	6.7%	5/9/2027	75%	3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Loan 52	Office	11/19/2021	Gardena, CA	28,233	28,505	Floating	3.5%	7.0%	12/9/2026	69%	3
Loan 53	Other (Mixed-use)	5/3/2022	Brooklyn, NY	27,965	28,192	Floating	4.4%	7.9%	5/9/2027	68%	3
Loan 54	Multifamily	5/19/2022	Denver, CO	27,964	28,219	Floating	3.5%	7.0%	6/9/2027	73%	3
Loan 55	Office	10/21/2021	Blue Bell, PA	27,911	27,930	Floating	3.7%	7.5%	11/9/2023	67%	3
Loan 56	Multifamily	5/27/2021	Houston, TX	27,906	28,000	Floating	3.0%	6.6%	6/9/2026	67%	3
Loan 57	Office	3/31/2022	Blue Bell, PA	27,288	27,447	Floating	4.2%	8.2%	4/9/2025	59%	3
Loan 58	Multifamily	2/17/2022	Long Beach, CA	26,633	26,861	Floating	3.4%	6.9%	3/9/2027	67%	3
Loan 59	Multifamily	8/31/2021	Glendale, AZ	26,513	26,702	Floating	3.2%	6.6%	9/9/2026	75%	3
Loan 60	Multifamily	12/16/2021	Fort Mill, SC	26,440	26,637	Floating	3.2%	6.6%	1/9/2027	71%	3
Loan 61	Office	2/26/2019	Charlotte, NC	25,880	26,052	Floating	3.3%	6.6%	7/9/2025	51%	2
Loan 62	Multifamily	5/13/2021	Phoenix, AZ	25,180	25,323	Floating	3.1%	6.5%	6/9/2026	76%	2
Loan 63	Office	9/26/2019	Salt Lake City, UT	25,032	25,039	Floating	2.7%	6.1%	10/9/2024	72%	3
Loan 64	Office	11/23/2021	Oakland, CA	24,835	25,000	Floating	4.2%	7.8%	12/9/2026	57%	3
Loan 65	Office	12/7/2021	Hillsboro, OR	24,345	24,511	Floating	3.9%	7.5%	12/9/2024	71%	3
Loan 66	Multifamily	12/21/2021	Phoenix, AZ	24,330	24,529	Floating	3.5%	7.0%	1/9/2027	75%	3
Loan 67	Multifamily	7/12/2022	Irving, TX	23,992	24,229	Floating	3.6%	7.1%	8/9/2027	72%	3
Loan 68	Multifamily	1/29/2021	Charlotte, NC	23,576	23,682	Floating	3.5%	7.0%	2/9/2026	76%	3
Loan 69	Multifamily	7/1/2021	Aurora, CO	23,440	23,585	Floating	3.1%	6.6%	7/9/2026	73%	3
Loan 70	Multifamily	3/8/2022	Glendale, AZ	23,320	23,533	Floating	3.5%	6.8%	3/9/2027	73%	3
Loan 71	Multifamily	3/31/2022	Phoenix, AZ	23,056	23,265	Floating	3.7%	7.0%	4/9/2027	75%	3
Loan 72	Office	9/16/2019	San Francisco, CA	22,951	22,951	Floating	3.2%	6.6%	10/9/2024	82%	3
Loan 73	Industrial	7/13/2022	Ontario, CA	22,874	23,100	Floating	3.3%	6.7%	8/9/2027	66%	3
Loan 74	Multifamily	11/4/2021	Austin, TX	22,599	22,770	Floating	3.3%	6.7%	11/9/2026	71%	3
Loan 75	Multifamily	3/25/2021	San Jose, CA	22,537	22,650	Floating	3.7%	7.1%	4/9/2026	70%	2
Loan 76	Office	8/27/2019	San Francisco, CA	22,121	22,121	Floating	2.8%	6.2%	9/9/2024	79%	4
Loan 77	Office	7/30/2021	Denver, CO	21,834	22,002	Floating	4.3%	7.8%	8/9/2026	66%	3
Loan 78	Multifamily	7/13/2021	Oregon City, OR	21,682	21,764	Floating	3.3%	6.7%	8/9/2026	73%	3
Loan 79	Multifamily	6/22/2021	Phoenix, AZ	21,126	21,262	Floating	3.2%	6.6%	7/9/2026	75%	2
Loan 80	Multifamily	3/31/2021	San Antonio, TX	20,468	20,572	Floating	3.1%	6.6%	4/9/2026	77%	3
Loan 81	Multifamily	9/22/2021	Denton, TX	19,265	19,351	Floating	3.2%	6.7%	10/9/2025	70%	3
Loan 82	Multifamily	1/12/2022	Austin, TX	19,246	19,382	Floating	3.4%	6.9%	2/9/2027	75%	3
Loan 83	Multifamily	12/21/2021	Gresham, OR	19,229	19,355	Floating	3.5%	7.1%	1/9/2027	74%	3
Loan 84	Multifamily	8/6/2021	La Mesa, CA	19,146	19,225	Floating	2.9%	6.5%	8/9/2025	70%	3
Loan 85	Multifamily	9/1/2021	Bellevue, WA	19,042	19,132	Floating	2.9%	6.5%	9/9/2025	64%	3
Loan 86	Multifamily	6/24/2021	Phoenix, AZ	18,973	19,071	Floating	3.4%	7.0%	7/9/2026	63%	3
Loan 87	Office	10/29/2020	Denver, CO	18,618	18,708	Floating	3.6%	7.1%	11/9/2025	64%	3
Loan 88	Multifamily	3/28/2022	Los Angeles, CA	18,346	18,491	Floating	3.6%	7.1%	4/9/2027	68%	3
Loan 89	Multifamily	5/5/2022	Charlotte, NC	18,343	18,500	Floating	3.5%	7.0%	5/9/2027	61%	3
Loan 90	Multifamily	7/14/2021	Salt Lake City, UT	17,976	18,043	Floating	3.3%	6.7%	8/9/2026	73%	3
Loan 91	Multifamily	6/25/2021	Phoenix, AZ	17,159	17,263	Floating	3.2%	6.6%	7/9/2026	75%	3
Loan 92	Multifamily	4/29/2022	Tacoma, WA	16,957	17,115	Floating	3.3%	6.8%	5/9/2027	72%	3
Loan 93	Industrial	3/25/2022	City of Industry, CA	16,411	16,562	Floating	3.4%	6.9%	4/9/2027	67%	3
Loan 94	Multifamily	11/24/2020	Tucson, AZ	16,366	16,346	Floating	3.6%	7.1%	12/9/2025	75%	2
Loan 95	Multifamily	3/5/2021	Tucson, AZ	16,125	16,144	Floating	3.7%	7.3%	3/9/2026	72%	2
Loan 96	Office	10/13/2021	Burbank, CA	15,407	15,538	Floating	3.9%	7.4%	11/9/2026	57%	3
Loan 97	Multifamily	6/15/2021	Phoenix, AZ	15,340	15,392	Floating	3.3%	6.7%	7/9/2026	74%	3
Loan 98	Office	8/31/2021	Los Angeles, CA	15,127	15,229	Floating	5.0%	8.6%	9/9/2026	58%	3
Loan 99	Office	11/16/2021	Charlotte, NC	14,848	14,980	Floating	4.5%	7.9%	12/9/2026	67%	3
Loan 100	Multifamily	7/21/2021	Durham, NC	14,751	14,843	Floating	3.3%	6.7%	8/9/2026	58%	3
Loan 101	Multifamily	2/11/2021	Provo, UT	13,942	14,007	Floating	3.8%	7.2%	3/9/2026	71%	3
Loan 102	Multifamily	7/28/2021	San Antonio, TX	13,838	13,901	Floating	3.3%	6.9%	8/9/2024	76%	3
Loan 103	Office	11/10/2021	Richardson, TX	13,449	13,507	Floating	4.0%	7.6%	12/9/2026	71%	3
Loan 104	Multifamily	3/8/2022	Glendale, AZ	10,945	11,045	Floating	3.5%	6.8%	3/9/2027	73%	3
Loan 105	Industrial	3/21/2022	Commerce, CA	9,376	9,462	Floating	3.3%	6.8%	4/9/2027	71%	3

	Collateral type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Total/Weighted average senior loans				$3,742,972	$3,814,234		3.6%	7.0%	2/7/2026	70%	3.1

Mezzanine loans
Loan 106	Multifamily	12/3/2019	Milpitas, CA	$42,879	$42,896	Fixed	8.0%	13.3%	12/3/2024	49% – 71%	3
Loan 107	Hotel	9/23/2019	Berkeley, CA	28,540	28,540	Fixed	11.5%	11.5%	7/9/2025	66% – 81%	4
Loan 108(6)	Multifamily	2/8/2022	Las Vegas, NV	23,291	23,402	Fixed	7.0%	12.3%	2/8/2027	56% – 79%	3
Loan 109	Hotel	1/9/2017	New York, NY	12,120	12,000	Floating	11.0%	14.1%	9/9/2022	63% – 76%	5
Loan 110	Multifamily	7/30/2014	Various - TX	4,467	4,467	Fixed	9.5%	9.5%	8/11/2024	71% – 83%	3
Loan 111(6)(8)	Other (Mixed-use)	9/1/2020	Los Angeles, CA	—	162,243	n/a(7)	n/a(7)	n/a(7)	7/9/2023	n/a	5

Total/Weighted average mezzanine loans				$111,297	$273,548		9.1%	12.6%	4/11/2025	59% – 77%	3.5

Total/Weighted average senior and mezzanine loans - Our Portfolio				$3,854,269	$4,087,782		3.7%	7.2%	1/30/2026	n/a	3.1
_________________________________________
(1)Represents carrying values at our share as of September 30, 2022.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include USD 1-month London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”), which were 3.14% and 3.04%, respectively, as of September 30, 2022.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of September 30, 2022, for weighted average calculations.
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
(5)On a quarterly basis, the Company’s senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of September 30, 2022.
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
(7)Loan 41 was placed on nonaccrual status in September 2022; as such, no income is being recognized.
(8)Loan 111 is an investment in an unconsolidated venture whose underlying interest is in a loan and was placed on nonaccrual status in April 2020; as such, no income is being recognized.

The following table details the types of properties securing our senior and mezzanine loans and geographic distribution as of September 30, 2022 (dollars in thousands):

	Book value (at BRSP share)
Collateral property type	Count	Senior mortgage loans	Mezzanine loans	Total	% of Total
Multifamily	67	$1,980,606	$70,637	$2,051,243	53.2%
Office	32	1,185,592	—	1,185,592	30.8%
Hotel	5	377,755	40,660	418,415	10.9%
Other (Mixed-use)(1)	4	150,358	—	150,358	3.9%
Industrial	3	48,661	—	48,661	1.2%
Total	111	$3,742,972	$111,297	$3,854,269	100.0%

	Book value (at BRSP share)
Region	Count	Senior mortgage loans	Mezzanine loans	Total	% of Total
US West	45	$1,705,522	$94,710	$1,800,232	46.7%
US Southwest	45	1,288,209	4,467	1,292,676	33.5%
US Northeast	12	520,227	12,120	532,347	13.8%
US Southeast	9	229,014	—	229,014	6.0%
Total	111	$3,742,972	$111,297	$3,854,269	100.0%
_________________________________________
(1)Other includes commercial and residential development and predevelopment assets.
At September 30, 2022, our general CECL reserve for our outstanding loans and future loan funding commitments is $28.9 million, which is 0.71% of the aggregate commitment amount of our loan portfolio, excluding loans that were evaluated for specific CECL reserves. This represents a decrease of $16.2 million from $45.1 million or 1.08% of the aggregate commitment amount of our loan portfolio at June 30, 2022. This change was primarily driven by the removal of two loans from the general CECL reserve pool, which were evaluated individually for specific CECL reserves. During the three months ended September 30, 2022, we recorded $57.2 million of specific CECL reserves related to two Long Island City, New York office Senior Loans. For further discussion on these specific CECL reserves see “Asset Specific Loan Summaries” below.
Asset Specific Loan Summaries
Berkeley, California Hotel Senior Loan and Mezzanine Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q3 Risk ranking
Loan 4	Senior	Hotel	6/28/2018	$119,802	$120,000	Floating	3.2%	6.5%	7/9/2025	66%	4
Loan 107	Mezzanine	Hotel	9/23/2019	28,540	28,540	Fixed	11.5%	11.5%	7/9/2025	66% – 81%	4
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
The hotel partially re-opened in August 2020 and shortly thereafter began generating cash flow. Operating performance steadily improved in 2021 at the Berkeley Hotel. Due to seasonality, cash flows during certain months have been insufficient to service the debt, and during those months the borrower supported debt service out-of-pocket. Net cash flow was negative in January and February 2022 due to anticipated seasonality, however net cash flow exceeded debt service for March through September 2022. In December 2021, in cooperation with the borrower, we entered into an amendment to delay the debt service hurdle test until the loan maturity in July 2023 in exchange for the borrower funding two additional months of interest to the interest reserve, bringing the total interest reserve balance to three months of interest on both the senior and mezzanine loans.

COVID-19 cases and regulations in California continue to impact the local economy, which may influence future borrower actions and support at the Berkeley Hotel and have a negative impact on performance of the asset and the value of our investment interest.
Long Island City, New York Office Senior Loans

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q3 Risk ranking
Loan 18	Senior	Office	4/5/2019	$45,000	$67,735	Floating	3.3%	6.6%	4/9/2024	58%	5
Loan 41	Senior	Office	5/29/2019	34,000	68,432	n/a(2)	n/a(2)	n/a(2)	6/9/2024	59%	5
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
(2)Loan 41 was placed on nonaccrual status in September 2022; as such, no income is being recognized
We originated two senior mortgage loans on two transitional office properties to the same sponsorship group. However, the borrowing entities are unrelated and the loans are neither cross-collateralized nor cross defaulted.
The New York City (“NYC”) metro office markets have experienced and continue to experience higher vacancy rates due to the COVID-19 pandemic and the effects of employee work from home arrangements. The Long Island City market has seen increases in vacancy as newly developed or renovated properties have become available for leasing. Additionally, the availability of significant sub-lease space in Long Island City has created additional supply putting downward pressure on rents.
Loan 18
As of September 30, 2022, Loan 18 has in-place leases for 30% of the property and generates incremental revenue from license agreements for rooftop signage and antenna space. The property qualifies for the industrial and commercial abatement program (“ICAP”) which will result in lower real estate taxes for the next 15 years, subject to renewal on an annual basis. The property is expected to receive the final certificate of eligibility in the fourth quarter of 2022, which will result in significant tax savings and a rebate from NYC Department of Finance retroactive to the July 1, 2021 tax payment. Once received, rebate funds are to be deposited to the shortfall reserve account.
The Loan 18 property cash flows are insufficient to cover the debt service payments. In March 2021 and January 2022, we worked with the borrower to use certain future funding advances from the tenant improvements and leasing costs account for interest carry and operations shortfalls, provided that the borrower would deposit an incremental six months of deposits for interest and carry reserves as additional protection.
Loan 18 is performing and current on interest payments as of the October 9, 2022 payment date. However, Loan 18’s ability to remain a performing loan and remain current on interest payments is uncertain given the lack of leasing activity and the requirement of further capital contributions from the borrower. Given the continued negative market conditions surrounding NYC metro office buildings, including the lack of leasing activity, we utilized the estimated fair value of the collateral to estimate a specific CECL reserve of $22.7 million as of September 30, 2022.
Loan 41
As of September 30, 2022, Loan 41 has in-place leases for 10% of the property and generates incremental revenue from a license agreement from rooftop signage. In June 2022, the property received a certificate of eligibility for the ICAP resulting in a savings of $0.6 million for the 2022/2023 tax year and will result in lower real estate taxes for the next 15 years, subject to renewal on an annual basis. The rebate funds have been deposited in the shortfall reserve account.
Loan 41 property cash flows are insufficient to cover the debt service payments. In March 2021 and August 2021, we worked with the borrower to use certain future funding advances from the tenant improvements and leasing costs account to be used for interest carry and operations shortfalls, provided that the borrower would deposit an additional six months of deposits for interest and carry reserves as additional protection.
Borrower reserves have been exhausted and the loan is in payment default as of October 10, 2022, and has been placed on nonaccrual status as of September 9, 2022. Given the continued negative market conditions surrounding NYC metro office buildings, including the lack of leasing activity, we utilized the estimated fair value of the collateral to estimate a specific CECL reserve of $34.5 million as of September 30, 2022. The borrower is cooperating with a consensual sale process through a national commercial real estate sales advisor. The loan has a mezzanine component which would facilitate a timely foreclosure in a proceeding pursuant to the Uniform Commercial Code, if required.

New York, New York Hotel Mezzanine Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q3 Risk ranking
Loan 109	Mezzanine	Hotel	1/9/2017	$12,120	$12,000	Floating	11.0%	14.1%	9/9/2022	63% - 76%	5
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
As a result of COVID-19, hotel occupancy declined significantly starting in March 2020. However, in May 2020 the hotel obtained a contract with a government housing authority to lease rooms. The contract was on a month-to-month basis and in June 2022, the housing authority vacated the hotel. The sponsor implemented a capital improvement plan, including purchasing certain furniture, bedding and towels, and re-opened on August 1, 2022. Supply chain delays limited the hotel’s ability to open fully, but the hotel is currently operating with 200 rooms, with substantially all of the remainder of rooms targeted to be in service by the end of 2022. The borrower intends to seek a recapitalization to pay off the senior and mezzanine loans and implement a new hotel brand property improvement plan, which will require sufficient time to fully re-open the hotel and establish a post-pandemic operating history. The sponsor was unable to meet the reserve funding required for the extension of the March 2022 maturity date on both the senior and mezzanine loans. Default and reservation of rights letters have been issued by both lenders as a prudent measure, although the loan is current on interest payments through October 2022. A forbearance agreement is currently pending execution to grant the borrower 90 days to raise the capital required for a $4.0 million principal paydown of the senior loan and qualify for a twelve-month extension with the senior and mezzanine lender. It is possible that uncertain market conditions and borrower actions may result in a future valuation impairment or investment loss.
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
As of September 30, 2022, $751.9 million or 16.2% of our assets were invested in net leased and other real estate properties and these properties were 97.0% occupied. The following table presents our net leased and other real estate investments as of September 30, 2022 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the three months ended September 30, 2022(3)
Net leased real estate	8	$590,800	$12,184
Other real estate	2	161,118	3,888
Total/Weighted average net leased and other real estate	10	$751,918	$16,072
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of September 30, 2022; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of September 30, 2022:

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)
Net leased real estate
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	15.9
Net lease 2	Office	Stavanger, Norway	1	1,290,926 RSF	100%	8.0
Net lease 3	Office	Aurora, CO	1	183,529 RSF	100%	0.1
Net lease 4	Office	Indianapolis, IN	1	338,000 RSF	100%	8.3
Net lease 5	Retail	Various - U.S.	7	319,600 RSF	100%	4.2
Net lease 6	Retail	Keene, NH	1	45,471 RSF	100%	6.4
Net lease 7	Retail	Fort Wayne, IN	1	50,000 RSF	100%	2.0
Net lease 8	Retail	South Portland, ME	1	52,900 RSF	100%	8.4
Total/Weighted average net leased real estate			15	5,067,769 RSF	100%	10.7

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	847,604 RSF	87%	3.8
Other real estate 2	Office	Warrendale, PA	5	496,414 RSF	82%	3.0
Total/Weighted average other real estate			12	1,344,018 RSF	85%	3.4

Total/Weighted average net leased and other real estate			27
_________________________________________
(1)Rentable square feet based on carry value at our share as of September 30, 2022.
(2)Represents the percent leased as of September 30, 2022. Weighted average calculation based on carrying value at our share as of September 30, 2022.
(3)Based on in-place leases (defined as occupied and paying leases) as of September 30, 2022, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of September 30, 2022.
Asset Specific Net Leased Summaries
Warehouse Distribution Portfolio Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	15.9
In August 2018 we acquired two warehouse distribution facilities located in Tracy, California and Tolleson, Arizona (the “Warehouse Distribution Portfolio”) for $292 million. These two properties are 100% occupied by a single tenant that is rated investment grade Ba1 from Moody’s. The tenant is a national grocer and these properties form a part of its national distribution network. The Warehouse Distribution Portfolio lease (the “Warehouse Distribution Portfolio Lease”) requires the tenant to pay for all real estate related expenses, including operational expenditures, capital expenditures and taxes. The tenant has invested a significant amount of capital expenditures into each property over the past few years and has plans for additional capital expenditures in 2022. The Warehouse Distribution Portfolio Lease has a remaining lease term of 15.9 years ending in 2038. The tenant has the option to extend the lease for nine five-year periods at the same terms with rent adjusted to market rent. The Warehouse Distribution Portfolio Lease also has annual rent increases of 1.5%. Financing on the Warehouse Distribution Portfolio consists of mortgage and mezzanine debt for a total combined amount payable of $200 million. The debt is interest only at a blended fixed rate of 4.8% and matures in September 2028. The debt has a defeasance provision for any early loan prepayment. The tenant has made all rent payments and is current on all its financial obligations under the Warehouse Distribution Portfolio Lease. The tenant has recently announced a merger with another national grocer, which is pending regulatory approval. If the merger is approved, it is not expected to impact our lease agreement.
The Warehouse Distribution Portfolio has generated net operating income for the nine months ended September 30, 2022, of $15.1 million; and the asset value on our consolidated balance sheet is $256.0 million as of September 30, 2022.

Stavanger, Norway Office Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 2	Office	Stavanger, Norway	1	1,290,926 RSF	100%	8.0
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
Financing on the Norway Net Lease consists of a mortgage payable of $148.2 million with a fixed rate of 3.9%, which matures in June 2025, at which time there will be five years remaining on the initial lease term. The financing includes a provision for annual appraisal valuation each May with loan-to-value (“LTV”) tests declining from 75% LTV beginning in year five, to 70% LTV after year eight and 65% LTV after year nine. The most recent valuation in May of 2022 resulted in a LTV of 67%. Market conditions could impact property valuations and continuing compliance with those annual tests, resulting in a cash trap subject to LTV rebalancing.
This five-year remaining lease term along with risk of a downward rent adjustment at the 2030 renewal, and the increase in interest rates, could adversely impact the refinancing or sale of the asset. Furthermore, we have no assurances that the tenant will remain at the property beyond 2030. The tenant has made all rent payments and is current on all its financial obligations under the lease. Both the lease payments and mortgage debt service are NOK denominated currency. We maintain a series of USD-NOK forward swaps for a total notional amount of 274 million NOK in order to minimize our foreign currency cash flow risk. These forward swaps occur quarterly through May 2024, where we have agreed to sell NOK and buy USD at a locked in forward curve rate. However, only the lease payments are hedged through May 2024. The net equity and lease payments beyond May 2024 are not hedged at this time. Therefore, the Norway Net Lease net book value may be subject to fluctuations based on the USD-NOK impact on unhedged values.
CRE Debt Securities
The following table presents an overview of our CRE debt securities as of September 30, 2022 (dollars in thousands):

			Weighted Average(1)
CRE Debt Securities by ratings category	Number of Securities	Book value	Cash coupon	Unlevered all-in yield	Remaining term (yrs)	Ratings
“B-pieces” of CMBS securitization pools	4	$36,154	2.8%	12.9%	4.7	—
Total/Weighted Average	4	$36,154	2.8%	12.9%	4.7	—
_________________________________________
(1)Weighted average metrics weighted by book value, except for cash coupon which is weighted by principal balance.

Results of Operations
The following table summarizes our portfolio results of operations for the three months ended September 30, 2022 and June 30, 2022 (dollars in thousands):

	Three Months Ended September 30,	Three Months Ended June 30,		Increase (Decrease)
	2022	2022	Amount	%
Net interest income
Interest income	$63,671	$53,083	$10,588	19.9%
Interest expense	(32,944)	(21,455)	(11,489)	53.5%
Interest income on mortgage loans held in securitization trusts	9,597	9,721	(124)	(1.3)%
Interest expense on mortgage obligations issued by securitization trusts	(8,977)	(8,586)	(391)	4.6%
Net interest income	31,347	32,763	(1,416)	(4.3)%

Property and other income
Property operating income	22,265	21,781	484	2.2%
Other income	1,616	787	829	105.3%
Total property and other income	23,881	22,568	1,313	5.8%

Expenses
Property operating expense	5,814	5,266	548	10.4%
Transaction, investment and servicing expense	932	982	(50)	(5.1)%
Interest expense on real estate	7,047	7,117	(70)	(1.0)%
Depreciation and amortization	8,572	8,720	(148)	(1.7)%
Increase of CECL reserve	40,750	10,143	30,607	301.8%
Compensation and benefits	8,373	8,269	104	1.3%
Operating expense	3,545	4,070	(525)	(12.9)%
Total expenses	75,033	44,567	30,466	68.4%

Other income
Other gain (loss), net	(30)	24,332	(24,362)	(100.1)%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(19,835)	35,096	(54,931)	(156.5)%
Income tax expense	(633)	(465)	(168)	36.1%
Net income (loss)	$(20,468)	$34,631	$(55,099)	(159.1)%

Comparison of Three Months Ended September 30, 2022 and June 30, 2022
Net Interest Income
Interest income
Interest income increased by $10.6 million to $63.7 million for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022. The increase was primarily due to $9.8 million related to higher SOFR and LIBOR rates, $3.3 million from new loan originations, and profit participation income of $0.4 million. The increase was partially offset by $4.5 million due to loan repayments and $1.9 million of profit participation income recognized during the three months ended June 30, 2022.
Interest expense
Interest expense increased by $11.5 million to $32.9 million for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022. The increase was primarily due to $9.2 million related to higher SOFR and LIBOR interest rates and $2.0 million related to financing for new loan originations. The increase was partially offset by $0.6 million related to payoffs of financing in connection with loan repayments.

Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $0.5 million to $0.6 million for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022. The decrease was primarily due to lower net income from our consolidated securitization trust.
Property and other income
Property operating income
Property operating income increased by $0.5 million to $22.3 million for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022. The increase was primarily due to a tax abatement received by an office property during the third quarter of 2022.
Other income
Other income increased by $0.8 million to $1.6 million for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022, primarily due to an increase in income from money market investments during the third quarter of 2022.
Expenses
Property operating expense
Property operating expense increased by $0.5 million to $5.8 million for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022. The increase was primarily due to higher non-recurring costs incurred during the third quarter of 2022.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by a de minimis amount to $0.9 million for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022.
Interest expense on real estate
Interest expense on real estate decreased by a de minimis amount to $7.0 million for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.1 million to $8.6 million for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022, primarily due to fluctuations in foreign currency.
Increase (decrease) of CECL reserve
We recorded a CECL reserve of $40.8 million for the three months ended September 30, 2022 as compared to $10.1 million for the three months ended June 30, 2022. This was primarily due to a net increase of $44.9 million in CECL reserves on two Long Island City, New York office Senior Loans recorded during the third quarter of 2022.
Compensation and benefits
Compensation and benefits increased by a de minimis amount to $8.4 million for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022.
Operating expense
Operating expense decreased by $0.5 million to $3.5 million for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022. The decrease was primarily due to lower recruiting, legal, and insurance expenses.
Other income
Other gain (loss), net
During the three months ended September 30, 2022, we recorded a de minimis loss due to a $1.3 million final settlement relating to a previously sold hotel property offset by $1.3 million in gains relating to foreign currency hedges. During the three months ended June 30, 2022, we recorded a gain of $24.3 million primarily due to the sale of a preferred equity investment in the second quarter of 2022.

Income tax expense
Income tax expense increased by $0.2 million for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022, due to return to provision adjustments recorded in the third quarter of 2022.
The following table summarizes our portfolio results of operations for the nine months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

	Nine Months Ended September 30,			Increase (Decrease)
	2022	2021	Amount	%
Net interest income
Interest income	$161,325	$119,377	$41,948	35.1%
Interest expense	(70,471)	(40,450)	(30,021)	74.2%
Interest income on mortgage loans held in securitization trusts	28,692	41,885	(13,193)	(31.5)%
Interest expense on mortgage obligations issued by securitization trusts	(26,051)	(36,955)	10,904	(29.5)%
Net interest income	93,495	83,857	9,638	11.5%

Property and other income
Property operating income	68,213	76,897	(8,684)	(11.3)%
Other income	2,679	2,101	578	27.5%
Total property and other income	70,892	78,998	(8,106)	(10.3)%

Expenses
Management fee expense	—	9,596	(9,596)	(100.0)%
Property operating expense	17,804	22,135	(4,331)	(19.6)%
Transaction, investment and servicing expense	3,037	4,018	(981)	(24.4)%
Interest expense on real estate	21,720	24,378	(2,658)	(10.9)%
Depreciation and amortization	25,886	28,383	(2,497)	(8.8)%
Increase (decrease) of CECL reserve	50,026	5,194	44,832	863.1%
Compensation and benefits	24,868	24,736	132	0.5%
Operating expense	11,964	13,724	(1,760)	(12.8)%
Restructuring charges	—	109,321	(109,321)	(100.0)%
Total expenses	155,305	241,485	(86,180)	(35.7)%

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	32,021	(32,021)	(100.0)%
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(23,383)	23,383	(100.0)%
Other gain, net	34,590	12,512	22,078	176.5%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	43,672	(57,480)	101,152	176.0%
Equity in earnings (loss) of unconsolidated ventures	25	(132,243)	132,268	100.0%
Income tax expense	(1,135)	(130)	(1,005)	773.1%
Net income (loss)	$42,562	$(189,853)	$232,415	122.4%

Comparison of Nine Months Ended September 30, 2022 and September 30, 2021
Net Interest Income
Interest income
Interest income increased by $41.9 million to $161.3 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily due to $66.0 million from new loan originations and higher LIBOR and SOFR interest rates. This was partially offset by $29.0 million related to loan repayments.

Interest expense
Interest expense increased by $30.0 million to $70.5 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was driven by $32.1 million related to new financings and higher LIBOR and SOFR interest rates as well as $5.2 million in deferred financing costs. These were partially offset by $5.2 million in payoffs of financings.
Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $2.3 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to the sale of the retained interest of a securitization trust during 2021.
Property and other income
Property operating income
Property operating income decreased by $8.7 million to $68.2 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease was primarily the result of two property sales in the first quarter of 2022 and the sale of an industrial portfolio in the first quarter of 2021.
Other income
Other income of $2.7 million was recorded during the nine months ended September 30, 2022, which primarily relates to special servicing income associated with a securitization trust and income from money market investments. Other income of $2.1 million was recorded during the nine months ended September 30, 2021, which primarily relates to a one-time reimbursement received on a previously resolved transaction.
Expenses
Management fee expense
Management fee expense decreased by $9.6 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease is due to the termination of the management agreement (the “Management Agreement”) with our former manager (the “Manager”), a subsidiary of DigitalBridge Group, Inc. that occurred in April 2021.
Property operating expense
Property operating expense decreased by $4.3 million to $17.8 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease was primarily the result of two property sales in the first quarter of 2022 and the sale of an industrial portfolio in the first quarter of 2021.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $1.0 million to $3.0 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to higher franchise tax refunds received in the first quarter of 2021, partially offset by higher securitization expenses.
Interest expense on real estate
Interest expense on real estate decreased by $2.7 million to $21.7 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease was primarily due to the repayments of mortgage loans secured by two properties sold in the first quarter of 2022 and an industrial portfolio that was sold in the first quarter of 2021.
Depreciation and amortization
Depreciation and amortization expense decreased by $2.5 million to $25.9 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease was primarily the result of two property sales in the first quarter of 2022.
Increase (decrease) of CECL reserve
We recorded a CECL reserve of $50.0 million for the nine months ended September 30, 2022 as compared to $5.2 million for the nine months ended September 30, 2021. This was primarily due to a net increase of $44.9 million in CECL reserves on two Long Island City, New York office Senior Loans recorded during the third quarter of 2022.

Compensation and benefits
Compensation and benefits increased by a de minimis amount to $24.9 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.
Operating expense
Operating expense decreased by $1.8 million to $12.0 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This decrease was due to lower operating expenses following the internalization of our management and operating functions (the “Internalization”) on April 30, 2021.
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
Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net
During the nine months ended September 30, 2022, we recorded no unrealized gain or loss on mortgage loans and obligations held in securitization trusts, net. During the nine months ended September 30, 2021, we recorded a reversal of an unrealized loss of $32.0 million primarily due to the sale of retained investments in the subordinate tranches of one securitization trust and the sale of two underlying loans held within one of our retained investments in the subordinate tranches of another securitization trust. Upon the sales, the accumulated unrealized losses related to the retained investments were reversed and realized.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the nine months ended September 30, 2022, we recorded no realized gain or loss on mortgage loans and obligations held in securitization trusts, net. During the nine months ended September 30, 2021, we recorded a realized loss of $23.4 million on mortgage loans and obligations held in securitization trusts, net. This was due to the realized loss upon sale of the retained investments in the subordinate tranches of one securitization trust in the second quarter of 2021.
Other gain, net
During the nine months ended September 30, 2022, we recorded other gain, net of $34.6 million, primarily due to realized gains on two property sales in the first quarter of 2022 and the sale of a preferred equity investment in the second quarter of 2022. During the nine months ended September 30, 2021, we recorded other gain, net of $12.5 million primarily due to a realized gain on the sale of an industrial portfolio.
Equity in earnings (loss) of unconsolidated ventures
During the nine months ended September 30, 2022, equity in earnings (loss) of unconsolidated ventures increased by $132.3 million as compared to the nine months ended September 30, 2021. This was primarily due to fair value loss adjustments recorded on three equity method investments during the second quarter of 2021.
Income tax expense
Income tax expense increased by $1.0 million to $1.1 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to return to provision adjustments recorded in the third quarter of 2022.

Book Value Per Share
The following table calculates our GAAP book value per share and undepreciated book value per share ($ in thousands, except per share data):

	September 30, 2022	December 31, 2021
Stockholders’ Equity excluding noncontrolling interests in investment entities	$1,401,900	$1,489,843
Shares
Class A common stock	128,965	129,769
OP units	—	3,076
Total outstanding	128,965	132,845
GAAP book value per share	$10.87	$11.22
Accumulated depreciation and amortization per share	$1.21	$1.15
Undepreciated book value per share	$12.08	$12.37
Non-GAAP Supplemental Financial Measures
Distributable Earnings
We present Distributable Earnings, which is a non-GAAP supplemental financial measure of our performance. We believe that Distributable Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP, and this metric is a useful indicator for investors in evaluating and comparing our operating performance to our peers and our ability to pay dividends. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. As a REIT, we are required to distribute substantially all of our taxable income and we believe that dividends are one of the principal reasons investors invest in credit or commercial mortgage REITs such as our company. Over time, Distributable Earnings has been a useful indicator of our dividends per share and we consider that measure in determining the dividend, if any, to be paid. This supplemental financial measure also helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current portfolio and operations.
We define Distributable Earnings as GAAP net income (loss) attributable to our common stockholders (or, without duplication, the owners of the common equity of our direct subsidiaries, such as our OP) and excluding (i) non-cash equity compensation expense, (ii) the expenses incurred in connection with our formation or other strategic transactions, (iii) the incentive fee, (iv) acquisition costs from successful acquisitions, (v) gains or losses from sales of real estate property and impairment write-downs of depreciable real estate, including unconsolidated joint ventures and preferred equity investments, (vi) general CECL reserves determined by probability of default/loss given default (“PD/LGD”) model, (vii) depreciation and amortization, (viii) any unrealized gains or losses or other similar non-cash items that are included in net income for the current quarter, regardless of whether such items are included in other comprehensive income or loss, or in net income, (ix) one-time events pursuant to changes in GAAP and (x) certain material non-cash income or expense items that in the judgment of management should not be included in Distributable Earnings. For clauses (ix) and (x), such exclusions shall only be applied after approval by a majority of our independent directors. Distributable Earnings include specific CECL reserves when realized. Loan losses are realized when such amounts are deemed nonrecoverable at the time the loan is repaid, or if the underlying asset is sold following foreclosure, or if we determine that it is probable that all amounts due will not be collected; realized loan losses to be included in Distributable Earnings is the difference between the cash received, or expected to be received, and the book value of the asset.
Additionally, we define Adjusted Distributable Earnings as Distributable Earnings excluding (i) realized gains and losses on asset sales, (ii) fair value adjustments, which represent mark-to-market adjustments to investments in unconsolidated ventures based on an exit price, defined as the estimated price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants, (iii) unrealized gains or losses, (iv) realized specific CECL reserves and (v) one-time gains or losses that in the judgement of management should not be included in Adjusted Distributable Earnings. We believe Adjusted Distributable Earnings is a useful indicator for investors to further evaluate and compare our operating performance to our peers and our ability to pay dividends, net of the impact of any gains or losses on assets sales or fair value adjustments, as described above.
Distributable Earnings and Adjusted Distributable Earnings do not represent net income or cash generated from operating activities and should not be considered as an alternative to GAAP net income or an indication of our cash flows from operating activities determined in accordance with GAAP, a measure of our liquidity, or an indication of funds available to fund our cash needs. In addition, our methodology for calculating Distributable Earnings and Adjusted Distributable Earnings may differ from methodologies employed by other companies to calculate the same or similar non-GAAP supplemental financial measures, and accordingly, our reported Distributable Earnings and Adjusted Distributable Earnings may not be comparable to the Distributable Earnings and Adjusted Distributable Earnings reported by other companies.
The following table presents a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(20,463)	$(70,057)
Adjustments:
Net loss attributable to noncontrolling interest of the Operating Partnership	—	(1,626)
Non-cash equity compensation expense	2,217	2,673
Depreciation and amortization	8,553	8,859
Net unrealized loss (gain):
Other unrealized gain on investments	(605)	(8,797)
General CECL reserves	(16,194)	768
Loss on sales of real estate, preferred equity and investments in unconsolidated joint ventures	2,004	—
Adjustments related to noncontrolling interests	(191)	(190)
Distributable Earnings (Loss) attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$(24,679)	$(68,370)
Distributable Loss per share(1)	$(0.19)	$(0.51)

Adjustments:
Fair value adjustments	$—	$97,856
Realized loss on hedges	—	1,621
Realized loss on CRE debt securities and B-piece	—	3,868
Specific CECL reserves	56,944	—
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$32,265	$34,975
Adjusted Distributable Earnings per share(1)	$0.25	$0.26
Weighted average number of common shares and OP units(1)	128,965	132,835
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the three months ended September 30, 2021, weighted average number of common shares includes 3.1 million OP units.

	Nine Months Ended September 30,
	2022	2021
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$41,547	$(182,091)
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	1,013	(4,016)
Non-cash equity compensation expense	6,383	12,378
Transaction costs	—	109,321
Depreciation and amortization	25,867	28,418
Net unrealized loss (gain):
Other unrealized gain on investments	(1,097)	(40,479)
General CECL reserves	(6,917)	5,194
Gain on sales of real estate, preferred equity and investments in unconsolidated joint ventures	(30,709)	(9,782)
Adjustments related to noncontrolling interests	(546)	(557)
Distributable Earnings (Loss) attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$35,541	$(81,614)
Distributable Loss per share(1)	$0.27	$(0.61)

Adjustments:
Fair value adjustments	$—	$133,200
Realized loss on hedges	—	1,621
Realized loss on CRE debt securities and B-piece	—	26,801
Specific CECL reserves	56,944	—
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$92,485	$80,008
Adjusted Distributable Earnings per share(1)	$0.71	$0.60
Weighted average number of common shares and OP units(1)	131,088	132,795
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the nine months ended September 30, 2021, weighted average number of common shares includes 3.1 million OP units. For the nine months ended September 30, 2022 includes 3.1 million OP units until their redemption in May 2022.

NOI
We believe NOI to be a useful measure of operating performance of our net leased and other real estate portfolios as they are more closely linked to the direct results of operations at the property level. NOI excludes historical cost depreciation and amortization, which are based on different useful life estimates depending on the age of the properties, as well as adjustments for the effects of real estate impairment and gains or losses on sales of depreciated properties, which eliminate differences arising from investment and disposition decisions. Additionally, by excluding corporate level expenses or benefits such as interest expense, any gain or loss on early extinguishment of debt and income taxes, which are incurred by the parent entity and are not directly linked to the operating performance of the Company’s properties, NOI provides a measure of operating performance independent of the Company’s capital structure and indebtedness. However, the exclusion of these items as well as others, such as capital expenditures and leasing costs, which are necessary to maintain the operating performance of the Company’s properties, and transaction costs and administrative costs, may limit the usefulness of NOI. NOI may fail to capture significant trends in these components of GAAP net income (loss) which further limits its usefulness.
NOI should not be considered as an alternative to net income (loss), determined in accordance with GAAP, as an indicator of operating performance. In addition, our methodology for calculating NOI involves subjective judgment and discretion and may differ from the methodologies used by other companies, when calculating the same or similar supplemental financial measures and may not be comparable with other companies.

The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(20,463)	$(70,057)
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	20,533	72,670
Net income (loss) attributable to noncontrolling interests in investment entities	(5)	55
Amortization of above- and below-market lease intangibles	(73)	(34)
Interest expense on real estate	7,046	7,968
Other income	—	1
Transaction, investment and servicing expense	91	(87)
Depreciation and amortization	8,516	8,697
Operating expense	2	121
Other loss (gain) on investments, net	783	(275)
Income tax expense (benefit)	(52)	7
NOI attributable to noncontrolling interest in investment entities	(306)	(3,946)
Total NOI, at share	$16,072	$15,120
________________________________________
(1)Net loss attributable to non-net leased and other real estate portfolio includes net (income) loss on our senior and mezzanine loans and preferred equity, CRE debt securities and corporate business segments.

	Nine Months Ended September 30,
	2022	2021
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$41,547	$(182,091)
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	(27,088)	195,248
Net income (loss) attributable to noncontrolling interests in investment entities	—	(54)
Amortization of above- and below-market lease intangibles	(174)	(59)
Interest income	—	18
Interest expense on real estate	21,720	24,378
Other (income) expense	(17)	3
Transaction, investment and servicing expense	613	(36)
Depreciation and amortization	25,730	28,185
Operating expense	249	213
Other gain on investments, net	(12,411)	(11,008)
Income tax expense (benefit)	66	(104)
NOI attributable to noncontrolling interest in investment entities	(912)	(11,862)
Total NOI, at share	$49,323	$42,831
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
Financing Strategy
We have a multi-pronged financing strategy that included an up to $165 million secured revolving credit facility as of September 30, 2022, up to approximately $2.3 billion in secured revolving repurchase facilities, $1.3 billion in non-recourse securitization financing, $616 million in commercial mortgages and $28 million in other asset-level financing structures (refer to “Bank Credit Facility” section below for further discussion). In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	September 30, 2022	December 31, 2021
Debt-to-equity ratio(1)	2.3x	2.0x
_________________________________________
(1)Represents (i) total outstanding secured debt less cash and cash equivalents of $286.5 million and $259.7 million at September 30, 2022 and December 31, 2021, respectively to (ii) total equity, in each case, at period end.
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
The Credit Agreement also includes an option for the Borrowers to increase the maximum available principal amount of up to $300.0 million, subject to one or more new or existing Lenders agreeing to provide such additional loan commitments and satisfaction of other customary conditions.
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of September 30, 2022, the borrowing base valuation is sufficient to permit borrowings of up to $156.8 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time BrightSpire OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two (2) additional terms of six (6) months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of September 30, 2022, we were in compliance with all of our financial covenants under the Credit Agreement.

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
During the third quarter of 2022, we entered into amendments under our Master Repurchase Facility with Bank 1 and Bank 3 to extend the maturity date by one year and four years, respectively.
As of September 30, 2022, we had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The CMBS Credit Facilities were undrawn as of September 30, 2022.
The following table presents a summary of our Master Repurchase and Bank Credit Facilities as of September 30, 2022 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$400,000	$238,481	4.8	SOFR + 1.85%
Bank 3	600,000	465,702	4.5	SOFR + 2.03%
Bank 7	600,000	407,420	3.5	LIBOR/SOFR + 1.79%
Bank 8	250,000	154,657	0.7	LIBOR/SOFR + 2.56%
Bank 9	400,000	267,404	4.7	LIBOR/SOFR + 1.70%
Total Master Repurchase Facilities	2,250,000	1,533,664

Bank Credit Facility	165,000	—	—	SOFR + 2.25%

Total Facilities	$2,415,000	$1,533,664
_________________________________________
(1)The Company utilized the Secured Overnight Financing Rate (“SOFR”) for all deals beginning January 1, 2022.

The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase and Bank Credit Facilities (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
September 30, 2022	$1,510,616	$1,533,664	$1,537,511
June 30, 2022	1,343,678	1,487,567	1,503,297
March 31, 2022	1,052,455	1,199,789	1,199,789
December 31, 2021	731,792	905,122	905,122
September 30, 2021	780,625	558,461	622,961
June 30, 2021	895,356	1,002,789	1,002,789
March 31, 2021	661,573	787,923	787,923
The increase in our end of period UPB from June 30, 2022 to September 30, 2022 was driven by the origination of new loans during the period.
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
As of September 30, 2022, the CLNC 2019-FL1 mortgage assets are indexed to LIBOR and the borrowings under CLNC 2019-FL1 are indexed to Term SOFR, creating an underlying benchmark index rate basis difference between CLNC 2019-FL1 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. We have the right to transition the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities, and will make the determination taking into account the loan portfolio as a whole. The transition to SOFR is not expected to have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
CLNC 2019-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the first three quarters of 2022, six loans held in CLNC 2019-FL1 were fully repaid, and two loans partially repaid totaling $163.1 million. Subsequent to September 30, 2022, one loan investment held in CLNC 2019-FL1 was removed as a result of the loan becoming a credit risk collateral interest, totaling $59.9 million. We exchanged the credit risk collateral interest for substitute loan investments equal to the par principal balance of the credit risk collateral interest. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of payments. As of November 2, 2022, the securitization advance rate was 80.3% at a weighted average cost of funds of Adjusted Term SOFR plus 1.67% (before transaction costs).
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
BRSP 2021-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within BRSP 2021-FL1. During the first three quarters of 2022 and through November 2, 2022, ten loans held in BRSP 2021-FL1 were fully repaid, totaling $179.2 million. We replaced nine of the repaid loans by contributing existing loan investments of equal value and anticipate replacing the tenth repaid loan during the fourth quarter of 2022.
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
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of September 30, 2022. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,763	$413	$825	$525	$—
Secured debt(2)	2,507,038	301,005	446,159	1,472,373	287,501
Securitization bonds payable(3)	1,395,018	432,501	947,278	15,239	—
Ground lease obligations(4)	27,575	3,110	4,606	3,929	15,930
Office leases	8,431	1,118	2,593	2,655	2,065
	$3,939,825	$738,147	$1,401,461	$1,494,721	$305,496
Lending commitments(5)	291,070
Total	$4,230,895
_________________________________________
(1)Future interest payments were estimated based on the applicable index at September 30, 2022 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at September 30, 2022.

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
During the three months ended September 30, 2022, we did not make any share repurchases, and as of September 30, 2022, there was $81.7 million remaining available to make repurchases under the Stock Repurchase Plan.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2022	2021	Change
Operating activities	$88,980	$(70,985)	$159,965
Investing activities	(278,053)	(474,690)	196,637
Financing activities	235,002	283,535	(48,533)
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
Our operating activities provided net cash inflows of $89.0 million and net cash outflows of $71.0 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by operating activities increased $160.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher net interest income earned resulting from loan originations throughout 2021 and 2022 and lower operating expenses following the Internalization on April 30, 2021.
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
Investing activities used net cash outflows of $278.1 million for the nine months ended September 30, 2022. Net cash used in investing activities in 2022 resulted primarily from originations and future advances on our loans held for investment, net of $929.2 million partially offset by repayments on loans held for investment of $525.6 million, proceeds from sales of real estate of $55.6 million, proceeds from sales of investments in unconsolidated ventures of $38.1 million and repayments of principal in mortgage loans held in securitization trusts of $18.7 million.
Investing activities used net cash outflows of $474.7 million for the nine months ended September 30, 2021. Net cash used in investing activities in 2021 resulted primarily from originations and future advances on our loans and preferred equity held for investment, net of $1.3 billion partially offset by repayments on loan and preferred equity held for investment of $357.2 million, proceeds from sales of real estate of $332.0 million and proceeds from sales of mortgage loans held in securitization trusts of $70.8 million.
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
Financing activities provided net cash of $235.0 million for the nine months ended September 30, 2022, which resulted primarily from borrowings from credit facilities of $771.2 million partially offset by repayment of securitization bonds of $163.0 million, repayment of credit facilities of $142.7 million, repayment of mortgage notes of $83.5 million, distributions paid on common stock of $74.7 million, redemption of OP units of $25.4 million, repayment of mortgage obligations issued by securitization trusts of $18.7 million and repurchase of common stock of $18.3 million.
Financing activities provided net cash of $283.5 million for the nine months ended September 30, 2021. Net cash provided by financing activities in 2021 resulted primarily from borrowings from credit facilities and securitization bonds in the amounts of $943.7 million and $670.0 million, respectively, partially offset by repayment of credit facilities of $920.6 million, repayment of mortgage notes of $264.8 million, repayment of mortgage obligations issued by securitization trusts of $70.8 million, and distributions to noncontrolling interests in the amount of $40.2 million.
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
Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for additional details.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
As of September 30, 2022, a hypothetical 100 basis point increase in the applicable interest rate benchmark on our loan portfolio would increase interest income by $8.5 million annually, net of interest expense.
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
Capital markets risk
We are exposed to risks related to the debt capital markets, specifically the ability to finance our business through borrowings under secured revolving repurchase facilities, secured and unsecured warehouse facilities or other debt instruments. We seek to mitigate these risks by monitoring the debt capital markets to inform our decisions on the amount, timing and terms of our borrowings.

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
At September 30, 2022, we had approximately NOK 650.4 million or a total of $60.3 million, in net investments in our European subsidiaries. A 1.0% change in the foreign currency rate would result in a $0.6 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiary.
A summary of the foreign exchange contracts in place at September 30, 2022, including notional amount and key terms, is included in Note 14, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at September 30, 2022, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the nine months ended September 30, 2022, other than those previously disclosed in filings with the SEC.
Purchases of Equity Securities by Issuer
The Company did not repurchase any of its Class A common stock during the three months ended September 30, 2022.
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
10.1
Fourth Amendment to Master Repurchase Agreement, dated as of July 7, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (f/k/a CLNC Credit 7, LLC) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) for the quarter ended June 30, 2022 filed on August 3, 2022)

10.2
Fourth Amendment to Amended and Restated Master Repurchase Agreement, dated as of July 28, 2022 by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC, BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended June 30, 2022 filed on August 3, 2022)

10.3
Eighth Omnibus Amendment to Transaction Documents, dated as of July 11, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on July 13, 2022)

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

Dated: November 2, 2022

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)