Form 10-K
period 2022-12-31
BrightSpire Capital, Inc.
filed 2023-02-21
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, was approximately $645.6 million. As of February 17, 2023, BrightSpire Capital, Inc. had 128,872,471 shares of Class A common stock, par value $0.01 per share, outstanding
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the ongoing coronavirus, or COVID-19, pandemic on the financial condition, results of operations, cash flows and performance of the Company, its borrowers and tenants, the real estate market and the global economy and financial markets. The extent to which the COVID-19 pandemic impacts us, our borrowers and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, among others, the scope and severity of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures.
Among others, the following uncertainties and other factors could cause actual results to differ from those set forth in the forward-looking statements:
•operating costs and business disruption may be greater than expected;
•the impact of the ongoing COVID-19 pandemic, such as changes in consumer behavior and corporate policies that have affected the use of and demand for traditional retail, hotel and office space, has had and may have a material adverse effect on our business, results of operations and financial condition;
•we depend on borrowers and tenants for a substantial portion of our revenue and, accordingly, our revenue and our ability to make distributions to stockholders will be dependent upon the success and economic viability of such borrowers and tenants;
•rising interest rates may adversely impact the value of our variable-rate investments, result in higher interest expense and in disruptions to our borrowers’ and tenants’ ability to finance their activities, on whom we depend for a substantial portion of our revenue;
•deterioration in the performance of the properties securing our investments (including depletion of interest and other reserves or payment-in-kind concessions in lieu of current interest payment obligations, population shifts and migration, or reduced demand for office, multifamily, hospitality or retail space) may cause deterioration in the performance of our investments and, potentially, principal losses to us;
•the fair value of our investments may be subject to uncertainties including impacts associated with accelerating inflationary trends, recent and potential further interest rate increases, the volatility of interest rates, credit spreads and the transition from LIBOR to SOFR, and increased market volatility affecting commercial real estate businesses and public securities;
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
•we are subject to risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders; and
•the impact of legislative, regulatory, tax and competitive changes, regime changes and the actions of governmental authorities, and in particular those affecting the commercial real estate finance and mortgage industry or our business; and

•the impact of increasing geopolitical uncertainty and unforeseen public health crises such as the COVID-19 pandemic on the real estate market.
The foregoing list of factors is not exhaustive, and many of these risks are heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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
Risks Related to COVID-19
•The ongoing coronavirus pandemic, measures intended to prevent its spread and government actions to mitigate its economic impact have had an may continue to have a material adverse effect on our business, results of operations and financial condition.
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
Risks Related to Our Business and Our Investments
•The real estate investment business is highly competitive and our success depends on our ability to compete, including attracting and retaining qualified executives and key personnel in our vertically integrated investment and asset management business structure.
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
•Inflation, along with government measures to control inflation, may have an adverse effect on our investments.
•Shifts in consumer patterns, work from home policies as a result of and advances in communication and information technology that affect the use of traditional retail, hotel and office space may have an adverse impact on the value of certain of our debt and equity investments.
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
•Hedging against interest rate and currency exposure, and conversely, closing out of such hedges, may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.
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

PART I
Item 1. Business
Our Company
References to “we,” “us,” “our,” or the “Company” refer to BrightSpire Capital, Inc., a Maryland corporation, together with its consolidated subsidiaries, unless the context specifically requires otherwise. References to the “OP” refer to BrightSpire Capital Operating Company, LLC a Delaware limited liability company, the operating company of the Company. References to “Digital Bridge” refers to DigitalBridge Group, Inc., formerly known as Colony Capital, Inc. a Maryland corporation, and its subsidiaries.
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
We were organized in the state of Maryland on August 23, 2017 and maintain key offices in New York, New York and Los Angeles, California. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all our activities and hold substantially all our assets and liabilities through our operating subsidiary, BrightSpire Capital Operating Company, LLC. At March 31, 2022, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% was owned as noncontrolling interest. During the three months ended June 30, 2022, we redeemed the 2.3% outstanding membership units in the OP for $25.4 million. Following this redemption, there were no noncontrolling interests in the OP.
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
•primarily originating and structuring CRE senior loans and selective investments in mezzanine loans and preferred equity with attractive return profiles relative to the underlying value and financial operating performance of the real estate collateral, given the strength and quality of the sponsorship;
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
Our Target Assets
Our investment strategy is to originate and selectively acquire our target assets, which consist of the following:
•Senior Loans. Our primary focus is originating and selectively acquiring senior loans that are backed by CRE assets. These loans are secured by a first mortgage lien on a commercial property and provide mortgage financing to a commercial property developer or owner. The loans may vary in duration, bear interest at a fixed or floating rate and amortize, if at all, over varying periods, often with a balloon payment of principal at maturity. Senior loans may include junior participations in our originated senior loans for which we have syndicated the senior participations to other investors and retained the junior participations for our portfolio. We believe these junior participations are more like the senior loans we originate than other loan types given their credit quality and risk profile.
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
We believe that events in the financial markets from time to time, including the ongoing impact of the COVID-19 pandemic, have created and will continue to create dislocation between price and intrinsic value in certain asset classes as well as a supply and demand imbalance of available credit to finance these assets. We believe that our in-depth understanding of CRE and real estate-related investments, in-house underwriting, asset management and resolution capabilities, provides an extensive platform to regularly evaluate our investments and determine primary, secondary or alternative disposition strategies. This includes intermediate servicing and negotiating, restructuring of non-performing investments, foreclosure considerations, management or development of owned real estate, in each case to reposition and achieve optimal value realization for us and our stockholders. Depending on the nature of the underlying investment, we may pursue repositioning strategies through judicious capital investment in order to extract maximum value from the investment or recognize unanticipated losses to reinvest resulting liquidity in higher-yielding performing investments.
Our Competitive Strengths
We believe that we distinguish ourselves from other CRE finance and investment companies in a number of ways, including the following:

Large diversified portfolio.
We are a large publicly-traded CRE credit/mortgage REIT. Our portfolio is composed of a diverse set of CRE assets across the capital stack, including senior loans as well as select mezzanine loans and preferred equity. We will also occasionally invest in single tenant net leased properties. We believe that the scale of our portfolio gives us a competitive advantage by providing us with significant portfolio diversification, economies of scale and advantageous access to capital.
Disciplined investment strategy.
We focus on originating, acquiring, financing and managing CRE senior loans, mezzanine loans, preferred equity, and net leased properties. Our investment strategy is dynamic and flexible, enabling us to adapt to shifts in economic, real estate and capital market conditions and to exploit market inefficiencies. This flexible investment strategy will allow us to employ a customized, solutions-oriented approach to investment, which we believe is attractive to our borrowers and tenants and which will allow us to deploy capital across a broader opportunity set.
Our Financing Strategy
We have a multi-pronged financing strategy that included an up to $165 million secured revolving credit facility as of December 31, 2022, up to approximately $2.3 billion in secured revolving repurchase facilities, $1.2 billion in non-recourse securitization financing, $628.7 million in commercial mortgages and $27.9 million in other asset-level financing structures.
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
We hold our assets primarily through direct or indirect wholly-owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) or Section 3(c)(6) of the Investment Company Act. To qualify for the exclusion pursuant to Section 3(c)(5)(C), based on positions set forth by the staff of U.S. Securities and Exchange Commission (the “SEC”), each such subsidiary, considered on an individual basis, is generally required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) at least 80% of its assets in “qualifying” real estate assets and real estate-related assets. For our subsidiaries that maintain this exclusion or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.” “Qualifying” real estate assets for this purpose include senior loans, certain B-notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior loans for the purposes of the Investment Company Act. We treat as real estate-related assets B-pieces and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. Unless a relevant SEC no-action letter or other guidance applies, we expect to treat preferred equity interests as real estate-related assets. The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exclusion. Unless the SEC or its staff issues guidance with respect to CMBS, we intend to treat CMBS as a real estate-related asset. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. For our subsidiaries that maintain this exclusion or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.”

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
Human Capital Management
Experienced Management and Employees
On December 31, 2022, we had 54 employees, all of which are full-time employees. Our 54 employees are located throughout the United States as follows: 30 in New York, New York at our Headquarters, 19 in Los Angeles, California, two in Florida, one in Dallas, Texas, one in Atlanta, Georgia and one in Boston, Massachusetts.
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
Our Commitment to Charity
We maintain a commitment to corporate giving to national and local associations in the communities in which we live and conduct business. We proudly launched a charitable gift matching program in December 2022, where we utilize an enterprise philanthropy platform that connects employees to over 1.5 million charities. With the aid of our new philanthropy platform, we can match employee donations to certified 501(c)(3) organizations. Additionally, our employees have teamed up to provide annual support for Toys for Tots and have participated in charitable fundraising endeavors such as Cycle for Survival. Certain departments have worked together in volunteer efforts to give back to the community as well.
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
The COVID-19 pandemic has caused and continues to cause significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets, the significance, extent and duration of which on our business, the market and consumer behavior, remains largely uncertain and dependent on near-term and future developments that cannot be accurately predicted at this time. The impact of the COVID-19 pandemic has negatively impacted us and may continue to negatively impact our business. To the extent current conditions persist or worsen, we expect there to be a materially negative effect on the value of our assets and our results of operations, and, in turn, cash available for distribution to our stockholders. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
Difficulty accessing debt and equity capital on attractive terms, or at all, and severe disruption or instability in the global financial markets or deteriorations in credit and financing conditions caused by the COVID-19 pandemic may affect our ability to access capital necessary to fund business operations or replace liabilities on a timely basis. This may also adversely affect the valuation of financial assets and liabilities, any of which could result in the inability to make payments under our credit and other borrowing facilities, affect our ability to meet liquidity, net worth, and leverage covenants under such facilities or have a material adverse effect on the value of investments we hold. In addition, the insolvency of one or more of our counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets and obtain substitute financing on attractive terms or at all. We have experienced declines in the value of our target assets, as well as adverse developments with respect to the terms and cost of financing available to us, and have previously received margin calls, default notices and deficiency letters from certain of our financing counterparties, which have been resolved. Any or all of these impacts could result in reduced net investment income and cash flow, as well as an impairment of our investments, which reductions and impairments could be material.
Additionally, the economic impacts of the pandemic may continue to impact the financial stability of certain loans and loan borrowers underlying the residential and commercial securities and loans that we own, leading to loan delinquencies and/or defaults, or requests for concessions or forbearance. Elevated levels of delinquency or default would have an adverse impact on our income and the value of our assets and may require us to repay amounts under our master repurchase facilities or other financing arrangements and we can provide no assurance that we will have funds available to make such payments. Any forced sales of loans, securities or other assets that secure our repurchase and other financing arrangements in the current environment would likely be on terms less favorable to us than might otherwise be available in a regularly functioning market and could result in deficiency judgments and other claims against us.
In response to the pandemic, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. There can be no assurance as to how, in the long term, such actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations and financial condition may continue to be materially adversely affected. Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may harm our business. Changes in short-term interest rates may have a negative impact on our investments (including underlying collateral and associated business plans) and therefore our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. Specifically, rising and higher interest rates may adversely impact the value of our fixed-rate and variable-rate investments, result in higher interest expense on our variable rate debt and in disruptions to our borrowers’ and tenants’ ability to finance their activities, on whom we depend for a substantial portion of our revenue. These market interest rate increases may impact commercial real estate transaction volumes and negatively affect our results of operations.
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
Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those being experienced now and unforeseen related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. These events may negatively impact our ability to fund our operations, meet financial obligation and finance target asset acquisitions.
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
In response to the market dislocations resulting from the global pandemic of COVID-19, we made the determination that certain of our interest rate hedges were no longer effective in hedging asset market values and terminated or closed out a portion of our outstanding interest rate hedges. While we are monitoring market conditions and determining when we believe or whether it would be appropriate and effective to re-implement interest rate hedging strategies, including by taking into account our future business activities and assets and liabilities, we have and will continue to be exposed to the impact that changes in benchmark interest rates may have on the value of the loans, securities and other assets we own that are sensitive to interest rate changes, as well as long-term debt obligations that are sensitive to interest rate changes. Moreover, to the extent the value of loans and securities we own fluctuate as a result of changes in benchmark interest rates, we may be exposed to margin calls under lending facilities that we use to finance these assets. In the past, our prior interest rate hedging strategy was intended to be a source of liquidity in meeting margin calls that resulted from asset valuation changes attributable to changes in benchmark interest rates; however, because we have terminated or closed out a portion of our outstanding interest rate hedges, we will not be able to rely on these or similar hedges as such a source of liquidity. Operating our business and maintaining a portfolio of interest rate sensitive loans, securities and other assets without an interest rate risk hedging program in place could expose us to losses and liquidity risks, which could be material and which could negatively impact our results of operations and financial condition. There can be no assurance that future market conditions and our financial condition in the future will enable us to re-establish an effective interest rate risk hedging program, even if in the future we believe it would otherwise be appropriate or desirable to do so.
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
No assurance can be given that we will continue to make distributions to our stockholders in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.
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
Risks Related to Our Business and Our Investments
The real estate investment business is highly competitive and our success depends on our ability to compete, including attracting and retaining qualified executives and key personnel in our vertically integrated investment and asset management business structure.
We believe that our success depends significantly upon the experience, skill, resources, relationships and contacts of the executive officers and key personnel in our vertically integrated investment and asset management business structure. The departure of any one or more of these persons from our management team could have a material adverse effect on our performance. Taken together, our ability to achieve our stated objectives and to grow and maintain our business and relationships may be meaningfully compromised by any one or more departures.
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
In a challenging economic environment, we may experience an increase in provisions for loan losses and asset impairment charges, as borrowers may be unable to remain current in payments on loans and declining property values weaken our collateral. Our determination of provision for loan losses requires us to make certain estimates and judgments based on a number of factors, including, but not limited to, execution of business plan and projected cash flow from the collateral securing our CRE debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Some of our investments have limited liquidity or are not publicly traded and so we estimate the fair value of these investments on a quarterly basis. Also, the analysis of the value or income-producing ability of commercial property is highly subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments when market volatility may make it difficult to determine the fair value of certain of our assets and liabilities or the likelihood of repayment of loans we originate. Subsequent valuations and estimates, in light of factors then prevailing, may result in decreases in the values of our assets resulting in impairment charges or increases in loan loss provisions and therefore our results of operations, financial condition and our ability to make distributions to stockholders could be materially and adversely impacted.
Prepayment rates may adversely affect the value of our portfolio of assets.
Generally, our borrowers may repay their loans prior to their stated final maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. Conversely, prepayment rates generally decrease in periods of increasing or high interest rates. In such circumstances, our borrowers may hold onto their assets for extended periods of time, have difficulty refinancing their assets, and subject our loans to risks of non-performance, payment and/or maturity defaults and potential losses. In addition, the value of our assets may be affected by prepayment rates on loans. If we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates.
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
We invest in commercial properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the tenant maintaining or renewing its lease and the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to maintain a property or maintain or renew its lease, we will be subject to all risks associated with owning the underlying real estate. Under many net leases, however, the owner of the property retains certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we were to fail to meet any such obligations, the applicable tenant could abate rent or terminate the applicable lease, which could result in a loss of our capital invested in, and anticipated profits from, the property.
We expect that some commercial properties subject to net leases in which we invest generally will be occupied by a single tenant and, therefore, the success of these investments will be materially dependent on the financial stability of each such tenant and, in certain circumstances, renewing or extending its lease. A default of any such tenant on its lease payments to us or failure to renew would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet operating expenses or any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.
In addition, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases or renewal rights and associated rates in future years will fail to result in fair market rental rates during those years.
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
We have invested and may invest in a variety of CRE securities, including CMBS, CDOs and other subordinate securities. The market for CRE securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance. For example, the equity interests of CDOs are illiquid and often must be held by a REIT. CRE securities such as CMBS may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. The value of CRE securities may change due to interest rates, credit spreads, as well as shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the CRE debt market as a whole. The exercise of remedies and successful realization of liquidation proceeds relating to CRE securities may be highly dependent upon the performance of the servicer or special servicer. Ratings for CRE securities can also adversely affect their value.
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
Our business is closely tied to general economic conditions of the areas where our investments are located and in the real estate industry generally. As a result, our economic performance, the value of our CRE debt and debt-like investments, real estate and real estate-related investments, and our ability to implement our business strategies may be significantly and adversely affected by changes in economic conditions in the United States where a substantial number of our investments are located and in international geographic areas, as applicable. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States and Europe and elsewhere as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession, public health crises such as the COVID-19 pandemic, increasing political instability or uncertainty, or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. Declining real estate values could reduce our level of new loan originations and make borrowers less likely to service the principal and interest on our CRE debt investments. Slower than expected economic growth pressured by a strained labor market, could result in lower occupancy rates and lower lease rates across many property types, which could create obstacles for us to achieve our business plans. Unforeseen global events such as the COVID-19 pandemic may create significant dislocation in the financial markets, which could impact our lenders’ willingness or ability to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.
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
Inflation, along with government measures to control inflation, may have an adverse effect on our investments.
The United States and other countries have in the past experienced extremely high rates of inflation. Inflation, along with governmental measures to control inflation, coupled with public speculation about possible future governmental measures to be adopted, has had significant negative effects on national, regional and local economies in the past and this could occur again in the future. The introduction of governmental policies to curb inflation can have an adverse effect on our business. High inflation in the United States and other countries in which we conduct our investment activities and hold our investments could increase our expenses and we may not be able to pass these increased costs on to our borrowers. Additionally, warehouse lenders may take a more conservative stance by increasing funding costs, which may also lead to margin calls causing a negative impact on our liquidity. Similarly, inflationary factors may have a negative impact on our underlying borrowers, collateral and business plans, which could adversely affect the performance of our investments and results from operations.
Shifts in consumer patterns, work from home policies and advances in communication and information technology that affect the use of traditional retail, hotel and office space may have an adverse impact on the value of certain of our debt and equity investments.
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
Technology and work from home policies have and will continue to impact the use of office space and the adaption and evolution of such policies and technology have accelerated due to the restrictions and lockdowns associated with the COVID-19 pandemic. The office market has seen a shift in the use of space due to the availability of practices such as telecommuting, videoconferencing and, prior to the pandemic, renting shared work spaces. These trends have led to more efficient workspace layouts and higher percentages of employees working from home and, therefore, a decrease in square feet leased per employee. While the social distancing required as a result of COVID-19 may lead some tenants to require more space, at least in the short term, the continuing impact of technology could result in tenant downsizings upon renewal, or in tenants seeking office space outside of the typical central business district. These trends could continue to cause an increase in vacancy rates and a decrease in demand for new supply, and could impact the value of our debt and equity investments.
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
Except for customary non-recourse carve-outs for certain actions and environmental liability, most commercial mortgage loans are effectively non-recourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. In the event of any default under a commercial mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal of and accrued interest on the mortgage loan, which could materially and adversely affect us. There can be no assurance that the value of the assets securing our commercial mortgage loans will not deteriorate over time due to factors beyond our control, as was the case during the credit crisis and the economic recession that began in 2008 or in asset volatility experienced during and continuing from the COVID-19 pandemic. Even if a commercial mortgage loan is recourse to the borrower (or if a non-recourse carve-out to the borrower applies), in most cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a commercial mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower, there is no assurance that any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
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
A portion of our revenues are sourced from our foreign operations in Europe and elsewhere or other foreign markets. Accordingly, our firm-wide results of operations depend in part on our foreign operations. Conducting business abroad carries significant risks, including:
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

•inflation and governmental measures to control inflation;
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
Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we will be required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the ongoing COVID-19 pandemic, we experienced and may in the future experience margins calls well beyond historical norms. Margin calls may also be the result of CRE asset volatility and downward pressures on CRE valuations caused by rising interest rates, inflation and/or recessionary factors. These trends, if continued, will have a negative adverse impact on our assets or liquidity.
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
Hedging against interest rate and currency exposure, and conversely, closing out of such hedges, may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.
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
Conversely, we may decide from time to time to close out, or terminate a portion of, our outstanding hedges upon the determination that they are no longer effective, which may result in incurring realized losses and increased exposure to interest rate and currency risks, which may have an adverse effect on the value of our loans, securities, long-term debt obligations and other assets we own that are sensitive to changes in benchmark interest and currency rates.
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
As of December 31, 2022, our portfolio had $629 million of total mortgage financing. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability, result in losses and negatively impact the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
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
Our subsidiary, BrightSpire Capital Advisors, LLC (“BrightSpire Advisors”) is subject to regulation as an investment adviser by various regulatory authorities. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. BrightSpire Advisors could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect our business.
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
Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis:
•With respect to the gross income and asset tests, our compliance depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Moreover, we invest in certain assets with respect to which the rules applicable to REITs are particularly difficult to interpret or to apply, including, but not limited to, the rules applicable to financing arrangements that are structured as sale and repurchase agreements; mezzanine loans; CRE securities; and investments in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. If the IRS challenged our treatment of these assets as real estate assets for purposes of the REIT asset tests, and if such a challenge were sustained, we could fail to meet the asset tests applicable to REITs and thus fail to qualify as a REIT.
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
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Additionally, for tax years beginning after December 31, 2022, we would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible one percent excise tax on certain stock repurchases. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. In addition, we would no longer be required to make distributions to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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
Our Board of Directors determines our major policies, including our policies regarding corporate governance, investment objectives, REIT qualification and distributions. Our Board of Directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are riskier or different than our current investments. Our Board of Directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
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

Accounting standards prescribe a model to measure expected credit losses (“CECL”) that may require us to increase our level of allowance for loan losses, which may affect our business, financial condition and results of operations.
Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires us to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of CECL is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. Accordingly, the CECL model requires us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model creates volatility in the level of our allowance for loan losses. If we are required to increase our level of allowance for loan losses for any reason, such increase may affect our business, financial condition and results of operations.
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
Some of our properties may contain, or may have contained, asbestos-containing building materials. Environmental, health and safety laws require that owners or operators of or employers in buildings with ACM properly manage and maintain these materials, adequately inform or train those who may come into contact with ACM and undertake special precautions, including removal or other abatement, in the event that ACM is disturbed during building maintenance, renovation or demolition. These laws may impose fines and penalties on employers, building owners or operators for failure to comply with these requirements. In addition, third parties may seek recovery from employers, owners or operators for personal injury associated with exposure to asbestos.
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
If we, our borrowers or other companies with which we do business, particularly utilities that provide our facilities with electricity, become subject to laws or regulations related to climate change, it could have a material adverse effect on us. The United States may enact new laws, regulations and interpretations relating to climate change, including potential cap-and-trade systems, carbon taxes and other requirements relating to reduction of carbon footprints and/or greenhouse gas emissions. Other countries have enacted climate change laws and regulations, and the United States has been involved in discussions and agreements regarding international climate change treaties. The federal government and some of the states and localities in which we operate have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. Localities may enact laws that require mortgaged properties to comply with certain green building certification programs (e.g., LEED and EnergyStar) and other laws which may impact commercial real estate as a result of efforts to mitigate the factors contributing to climate change. Although these laws and regulations have not had any known material adverse effect on us to date, they could limit our ability to develop properties or result in substantial costs, including compliance costs, retrofit costs and construction costs, monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. In addition, these laws and regulations could lead to increased costs for the electricity that our tenants require to conduct operations. Furthermore, our reputation could be damaged if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations, liquidity and financial condition. Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These potential impacts may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures, any of which could increase our or our borrowers’ operating costs. Any of these matters could have a material adverse effect on us.
The phase-out, replacement, or unavailability of LIBOR, and the transition to the Secured Overnight Financing Rate (“SOFR”), is likely to affect our existing floating rate debt and hedging arrangements, and there can be no assurance as to how the SOFR rate may differ from LIBOR or from any other replacement rate.
Certain of our floating-rate debt and hedging arrangements determine the applicable interest rate or payment amount by reference to LIBOR and/or SOFR, or to another financial metric.
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
The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified SOFR as the preferred alternative rate to LIBOR. The composition and characteristics of SOFR are not the same as those of LIBOR. SOFR is a secured rate backed by government securities, while LIBOR is an unsecured rate that incorporates bank credit risk, and SOFR is an overnight rate, while LIBOR is a forward-looking rate that represents interbank funding over different maturities. While market participants have proposed certain methods to interpolate and transition between LIBOR and SOFR, there can be no assurance that SOFR (including a term SOFR or compounded SOFR) will perform in the same way as LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events. The discontinuation of USD LIBOR and the transition to SOFR or another alternative reference rate may be disruptive to financial markets, which could have a material adverse effect on our financing costs, and as a result, on our financial condition, operating results, and cash flows.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Information regarding our investment properties at December 31, 2022 are included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Net Leased and Other Real Estate” and “Item 15. Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report.
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
As of February 17, 2023, the closing price of our Class A common stock was $7.34 and we had approximately 128.9 million shares of Class A common stock outstanding held by a total of 3,138 holders of record. This figure does not reflect the beneficial ownership of shares held in nominee name.
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

Common Stock
2022
Ordinary income	$0.64
Return of capital	0.13
Total	$0.77

2021
Ordinary income	$0.29
Return of capital	0.11
Total	$0.40

2020
Ordinary income	$0.30
Return of capital	0.10
Total	$0.40
For the year ended December 31, 2022, we paid aggregate dividends of $100.5 million to our Class A common stockholders. The Board of Directors will evaluate dividends in future periods based upon customary considerations, including market conditions.
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
Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the year ended December 31, 2022, other than those previously disclosed in filings with the SEC.

Purchases of Equity Securities by Issuer
The Company did not repurchase any of its Class A common stock during the three months ended December 31, 2022.
Stock Performance Graph
The following graph compares the cumulative total return on our class A common stock with the cumulative total returns on the Russell 2000 Index (the “Russell 2000”) and the Bloomberg REIT Mortgage Index (the “BBREMTG Index”), a published industry index from February 1, 2018 to December 31, 2022. The cumulative total return on our class A common stock as presented is not necessarily indicative of future performance of our class A common stock.

Comparison of Cumulative Total Shareholder Returns
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
Feb 2018
Mar 2018
Jun 2018
Sept 2018
Dec 2018
Mar 2019
Jun 2019
Sept 2019
Dec 2019
Mar 2020
Jun 2020
Sept 2020
Dec 2020
Mar 2021
Jun 2021
Sept 2021
Dec 2021
Mar 2022
Jun 2022
Sept 2022
Dec 2022
BRSP
Russell 2000
BBREMTG Index

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
Introduction
We are a commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties predominantly in the United States. CRE debt investments primarily consist of first mortgage loans, which is our primary investment strategy. Additionally, we may also selectively originate mezzanine loans and preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with our origination of corresponding first mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. We continue to target net leased equity investments on a selective basis.
We were organized in the state of Maryland on August 23, 2017 and maintain key offices in New York, New York and Los Angeles, California. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. We conduct all our activities and hold substantially all our assets and liabilities through our operating subsidiary, BrightSpire Capital Operating Company, LLC. At March 31, 2022, we owned 97.7% of the OP, as its sole managing member. The remaining 2.3% was owned as noncontrolling interest. During the three months ended June 30, 2022, we redeemed the 2.3% outstanding membership units in the OP for $25.4 million. Following this redemption, there were no noncontrolling interests in the OP.
Our Business Segments
We present our business as one portfolio. We conduct our operations through the following business segments:
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior loans, mezzanine loans, and preferred equity interests as well as participations in such loans. Prior to 2022, the segment also included acquisition, development and construction (“ADC”) arrangements accounted for as equity method investments.
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
•CRE Debt Securities— securities investments previously consisting of BBB and some BB rated CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool). It currently only includes two sub-portfolios of private equity funds.
•Corporate—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility (the “Bank Credit Facility”), compensation and benefits and restructuring charges.
Significant Developments
During the year ended December 31, 2022, and through February 17, 2023, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•As of the date of this report, we have approximately $449 million of liquidity, consisting of $284 million cash on hand and $165 million available on our Bank Credit Facility;
•Declared total quarterly dividends of $0.79 per share during the year ended December 31, 2022;
•Repurchased 3.1 million and 2.2 million shares, respectively, of operating partnership units and of our Class A common stock at a weighted average price of $8.31 for an aggregate cost of $43.7 million;

•Amended our Bank Credit Facility to reduce the aggregate amount of lender commitments from $300 million to $165 million; and
•Extended and amended our five Master Repurchase Facilities (See “Liquidity and Capital Resources” for more information).
Our Portfolio
•Generated GAAP net income of $45.8 million, or $0.35 per basic share and $0.34 per diluted share, Distributable Earnings of $69.7 million, or $0.53 per share and Adjusted Distributable Earnings of $127.5 million, or $0.98 per share for the year ended December 31, 2022;
•For the year ended December 31, 2022, we:
◦Originated 28 senior loans with a total commitment of $958.6 million. The average initial funded amount was $30.0 million and had a weighted average spread of SOFR plus 3.63%;
◦Originated one mezzanine loan with a total commitment of $28.2 million, initial funded amount of $7.4 million and a fixed rate of 12.00%. Additionally, we funded one preferred equity investment with a total commitment and initial funding of $22.4 million. The preferred equity investment has a fixed rate of 12.00%;
◦Received loan repayment proceeds of $897.4 million from 30 loans;
◦Sold a net lease property and hotel property for a gross sales price of $19.6 million and $36.0 million, respectively, generating net proceeds of $10.7 million and recognizing realized gains of $10.0 million from the combined sales;
◦Sold one preferred equity investment with a gross sales price of $38.1 million and recognized a realized gain of $21.9 million;
◦Sold our retained investments in the subordinate tranches of one securitization trust for $36.9 million in total proceeds and deconsolidated the securitization trust with gross assets and liabilities of $682.8 million and $646.6 million, respectively. In connection with the sale, we recognized a realized gain of $1.4 million;
◦Recorded specific current expected credit loss (“CECL”) reserves of $57.2 million related to two Long Island City, New York Office senior loans, one of which was placed on nonaccrual status as of September 9, 2022; (refer to “Our Portfolio” section for further discussion); and
•Subsequent to December 31, 2022, we received loan repayment proceeds of $68.6 million from three loans.
Trends Affecting Our Business
Global Markets
The global markets in 2022 were characterized by volatility, driven by a tightening of monetary policy and geopolitical uncertainty, coupled with the ongoing impacts of COVID-19. In response to heightened inflation, the Federal Reserve continues to raise interest rates, which has tempered the loan financing market and created further uncertainty for the economy and for our borrowers and tenants. These current macroeconomic conditions may continue or intensify. This may cause the United States economy or other global economies to experience an economic slowdown or recession. While we monitor macroeconomic conditions closely, we believe there are too many uncertainties to predict and quantify the full impact that these factors may have on our business.
Office Property Market
The market for office properties was particularly negatively impacted by the ongoing impact of COVID-19 and remains distressed, with increases in vacancy as newly developed or renovated properties become available for leasing and high overall vacancy rates due to the normalization of work from home and the hybrid attendance model. As a result of fewer employees commuting to their offices, businesses are re-evaluating their need for physical office space. To the extent certain borrowers are experiencing significant financial dislocation as a result of economic conditions, we have and may continue to consider the use of interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations, for a limited period. Given the uncertainty in the office market, there is risk of future valuation impairment or investment loss on our loans secured by office properties.

Factors Impacting Our Operating Results
Our results of operations are affected by a number of factors and depend primarily on, among other things, the ability of the borrowers of our assets to service our debt as it is due and payable, the ability of our tenants to pay rent and other amounts due under their leases, our ability to actively and effectively service any sub-performing and non-performing loans and other assets we may have from time to time in our portfolio, the market value of our assets and the supply of, and demand for, CRE senior loans, mezzanine loans, preferred equity, debt securities, net leased properties and our other assets, and the level of our net operating income (“NOI”). Our net interest income, which includes the amortization of purchase premiums and the accretion of purchase discounts, varies primarily as a result of changes in market interest rates, prepayment rates on our CRE loans, prepayment speeds and the ability of our borrowers to make scheduled interest payments. Interest rates and prepayment rates vary according to the type of investment, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our net property operating income depends on our ability to maintain the historical occupancy rates of our real estate equity investments, lease currently available space and continue to attract new tenants.
Changes in fair value of our assets
We consider and treat our assets as long-term investments. As a result, we do not expect that changes in market value will impact our operating results. However, at least on a quarterly basis, we assess both our ability and intent to hold such assets for the long-term. As part of this process, we monitor our assets for impairment. A change in our ability and/or intent to continue to hold any of our assets may result in our recognizing an impairment charge or realizing losses upon the sale of such investments.
Changes in market interest rates
With respect to our proposed business operations, increases in interest rates, in general, may over time cause:
•the value of our fixed-rate investments to decrease;
•prepayments on certain assets in our portfolio to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts;
•coupons on our floating and adjustable-rate mortgage loans to reset, although on a delayed basis, to higher interest rates;
•interest rate caps required by our borrowers to increase in cost;
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
•coupons on our floating and adjustable-rate mortgage loans to reset, although on a delayed basis, to lower interest rates; and
•to the extent we use leverage to finance our assets, the interest expense associated with our borrowings to decrease.
Credit risk
We are subject to varying degrees of credit risk in connection with our target assets. We seek to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses and by employing a comprehensive review and asset selection process and by careful ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.
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
Our Portfolio
As of December 31, 2022, our portfolio consisted of 114 investments representing approximately $4.3 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 103 senior loans, mezzanine and preferred loans and had a weighted average cash coupon of 3.8% and a weighted average all-in unlevered yield of 8.5%. Our net leased and other real estate consisted of approximately 6.4 million total square feet of space and total year to date 2022 NOI of that portfolio was approximately $65.3 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of December 31, 2022, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	96	$3,382,540	$3,382,540	$841,975	$841,975
Mezzanine loans(5)	6	112,786	112,786	112,786	112,786
Preferred equity	1	22,497	22,497	22,497	22,497
Subtotal	103	3,517,823	3,517,823	977,258	977,258
Net leased real estate	8	607,672	607,672	153,043	153,043
Other real estate	2	173,937	160,729	(151)	(403)
Private equity interests	1	3,035	3,035	3,035	3,035
Total/Weighted average Our Portfolio	114	$4,302,467	$4,289,259	$1,133,185	$1,132,933
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of December 31, 2022.
(3)Net carrying value represents carrying value less any associated financing as of December 31, 2022.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of December 31, 2022.
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
During the fourth quarter of 2022, seven loans with a risk ranking of 3 and two loans with a risk ranking of 2 were repaid. We also added one new loan to our portfolio with a risk ranking of 3. Additionally, one loan changed to a risk ranking of 3 from a risk ranking of 2, and two loans changed to a risk ranking of 4 from a risk ranking of 3. As a result, our weighted average risk ranking at December 31, 2022 increased to 3.2 compared to September 30, 2022 when it was 3.1.
Senior and Mezzanine Loans and Preferred Equity
The following tables provides a summary of our senior loans, mezzanine loans and preferred equity based on our internal risk rankings, collateral property type and geographic distribution as of December 31, 2022 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans(2)	Mezzanine loans	Preferred Equity	Total	% of Our Portfolio
2	7	$210,072	$—	$—	$210,072	6.0%
3	83	2,570,260	28,515	22,497	2,621,272	74.5%
4	9	550,902	43,861	—	594,763	16.9%
5	4	79,596	12,120	—	91,716	2.6%
	103	$3,410,830	$84,496	$22,497	$3,517,823	100.0%

Weighted average risk ranking						3.2
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of December 31, 2022.
(2)Includes one mezzanine loan totaling $28.3 million where we are also the senior lender.

	Carrying value (at BRSP share)
Collateral property type	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
Multifamily	59	$1,633,323	$72,376	$22,497	$1,728,196	49.1%
Office	32	1,169,853	—	—	1,169,853	33.3%
Hotel	5	377,821	40,410	—	418,231	11.9%
Other (Mixed-use)(1)	4	151,307	—	—	151,307	4.3%
Industrial	3	50,236	—	—	50,236	1.4%
Total	103	$3,382,540	$112,786	$22,497	$3,517,823	100.0%
_________________________________________
(1)Other includes commercial and residential development and predevelopment assets.

	Carrying value (at BRSP share)
Region	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
US West	44	$1,508,617	$96,207	$22,497	$1,627,321	46.3%
US Southwest	39	1,147,428	4,459	—	1,151,887	32.7%
US Northeast	12	523,173	12,120	—	535,293	15.2%
US Southeast	8	203,322	—	—	203,322	5.8%
Total	103	$3,382,540	$112,786	$22,497	$3,517,823	100.0%

The following table provides asset level detail for our senior loans, mezzanine loans and preferred equity as of December 31, 2022 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Multifamily
Loan 1(6)	Senior	6/18/2019	Santa Clara, CA	$57,439	$57,439	Floating	4.4%	9.0%	6/18/2024	65%	4
Loan 2	Senior	3/8/2022	Austin, TX	49,908	50,103	Floating	3.3%	8.2%	3/9/2027	75%	3
Loan 3	Senior	7/19/2021	Dallas, TX	49,750	49,773	Floating	3.4%	8.2%	8/9/2026	74%	3
Loan 4	Senior	5/17/2022	Las Vegas, NV	49,377	49,758	Floating	3.6%	8.4%	6/9/2027	74%	3
Loan 5	Senior	5/26/2021	Las Vegas, NV	46,056	46,101	Floating	3.5%	8.2%	6/9/2026	70%	3
Loan 6	Senior	11/30/2021	Phoenix, AZ	44,482	44,572	Floating	3.4%	8.5%	12/9/2026	74%	3
Loan 7	Mezzanine	12/3/2019	Milpitas, CA	43,861	43,861	Fixed	8.0%	13.3%	12/3/2024	58% -85%	4
Loan 8	Senior	2/3/2021	Arlington, TX	43,643	43,580	Floating	3.7%	8.6%	2/9/2026	81%	3
Loan 9	Senior	3/1/2021	Richardson, TX	43,239	43,411	Floating	3.4%	8.1%	3/9/2026	75%	3
Loan 10	Senior	7/15/2021	Jersey City, NJ	42,883	43,000	Floating	3.0%	7.7%	8/9/2026	66%	2
Subtotal top 10 multifamily				$470,638	$471,598	13% of total loans

Loan 11	Senior	12/21/2020	Austin, TX	$42,712	$42,851	Floating	3.7%	8.4%	1/9/2026	54%	2
Loan 12	Senior	3/22/2021	Fort Worth, TX	41,213	41,286	Floating	3.6%	8.3%	4/9/2026	83%	3
Loan 13	Senior	12/7/2021	Denver, CO	39,010	39,196	Floating	3.2%	8.1%	12/9/2026	74%	3
Loan 14	Senior	7/15/2021	Dallas, TX	38,659	38,781	Floating	3.1%	8.0%	8/9/2026	77%	3
Loan 15	Senior	3/31/2022	Long Beach, CA	36,572	36,829	Floating	3.4%	8.3%	4/9/2027	74%	3
Loan 16	Senior	7/12/2022	Irving, TX	36,356	36,654	Floating	3.6%	8.5%	8/9/2027	73%	3
Loan 17	Senior	3/31/2022	Louisville, KY	35,892	36,069	Floating	3.7%	8.6%	4/9/2027	72%	3
Loan 18	Senior	9/28/2021	Carrollton, TX	35,724	35,939	Floating	3.1%	7.8%	10/9/2025	73%	3
Loan 19	Senior	1/18/2022	Dallas, TX	35,490	35,575	Floating	3.5%	8.4%	2/9/2027	75%	3
Loan 20	Senior	1/12/2022	Los Angeles, CA	35,203	35,476	Floating	3.4%	8.0%	2/9/2027	65%	3
Subtotal top 20 multifamily				$847,469	$850,254	24% of total loans

Loan 21	Senior	12/29/2020	Fullerton, CA	$34,748	$34,860	Floating	3.8%	8.5%	1/9/2026	70%	3
Loan 22	Senior	3/16/2021	Fremont, CA	33,492	33,550	Floating	3.5%	8.3%	4/9/2026	76%	3
Loan 23	Senior	7/29/2021	Phoenix, AZ	32,084	32,265	Floating	3.4%	8.1%	8/9/2026	74%	3
Loan 24	Senior	3/31/2021	Mesa, AZ	31,377	31,434	Floating	3.8%	8.6%	4/9/2026	83%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Loan 25	Senior	4/29/2021	Las Vegas, NV	29,672	29,736	Floating	3.2%	7.9%	5/9/2026	76%	2
Loan 26	Senior	4/15/2022	Mesa, AZ	28,939	29,177	Floating	3.4%	8.0%	5/9/2027	75%	3
Loan 27	Senior	7/13/2021	Plano, TX	28,911	28,994	Floating	3.2%	7.9%	2/9/2025	82%	3
Loan 28	Senior	5/19/2022	Denver, CO	28,055	28,270	Floating	3.5%	8.3%	6/9/2027	73%	3
Loan 29	Senior	5/27/2021	Houston, TX	27,941	28,000	Floating	3.0%	7.9%	6/9/2026	67%	3
Loan 30	Senior	2/17/2022	Long Beach, CA	27,210	27,401	Floating	3.4%	8.2%	3/9/2027	67%	3
Loan 31	Senior	8/31/2021	Glendale, AZ	27,162	27,326	Floating	3.3%	8.0%	9/9/2026	75%	3
Loan 32	Senior	12/16/2021	Fort Mill, SC	26,462	26,637	Floating	3.3%	8.0%	1/9/2027	71%	3
Loan 33	Senior	5/13/2021	Phoenix, AZ	25,201	25,323	Floating	3.2%	7.9%	6/9/2026	76%	2
Loan 34	Senior	12/21/2021	Phoenix, AZ	24,352	24,529	Floating	3.6%	8.3%	1/9/2027	75%	3
Loan 35	Senior	7/12/2022	Irving, TX	24,214	24,416	Floating	3.6%	8.5%	8/9/2027	72%	3
Loan 36(6)	Mezzanine	2/8/2022	Las Vegas, NV	24,056	24,155	Fixed	7.0%	12.3%	2/8/2027	56% - 79%	3
Loan 37	Senior	7/1/2021	Aurora, CO	23,628	23,753	Floating	3.2%	7.9%	7/9/2026	73%	3
Loan 38	Senior	3/8/2022	Glendale, AZ	23,342	23,533	Floating	3.5%	8.1%	3/9/2027	73%	3
Loan 39	Senior	3/31/2022	Phoenix, AZ	23,077	23,265	Floating	3.7%	8.3%	4/9/2027	75%	3
Loan 40	Senior	11/4/2021	Austin, TX	22,812	22,962	Floating	3.4%	8.1%	11/9/2026	71%	3
Loan 41	Senior	3/25/2021	San Jose, CA	22,556	22,650	Floating	3.7%	8.4%	4/9/2026	70%	2
Loan 42	Preferred	11/30/2022	Milpitas, CA	22,497	22,720	Fixed	6.0%	12.1%	12/1/2032	n/a	3
Loan 43	Senior	7/13/2021	Oregon City, OR	21,701	21,764	Floating	3.4%	8.1%	8/9/2026	73%	3
Loan 44	Senior	6/22/2021	Phoenix, AZ	21,145	21,262	Floating	3.3%	8.0%	7/9/2026	75%	2
Loan 45	Senior	1/12/2022	Austin, TX	19,658	19,769	Floating	3.4%	8.2%	2/9/2027	75%	3
Loan 46	Senior	8/6/2021	La Mesa, CA	19,400	19,456	Floating	3.0%	7.8%	8/9/2025	70%	3
Loan 47	Senior	12/21/2021	Gresham, OR	19,354	19,455	Floating	3.6%	8.5%	1/9/2027	74%	3
Loan 48	Senior	9/22/2021	Denton, TX	19,282	19,351	Floating	3.3%	8.0%	10/9/2025	70%	3
Loan 49	Senior	9/1/2021	Bellevue, WA	19,243	19,308	Floating	2.9%	7.8%	9/9/2025	64%	3
Loan 50	Senior	6/24/2021	Phoenix, AZ	19,006	19,071	Floating	3.4%	8.2%	7/9/2026	63%	3
Loan 51	Senior	5/5/2022	Charlotte, NC	18,370	18,500	Floating	3.5%	8.4%	5/9/2027	61%	3
Loan 52	Senior	7/14/2021	Salt Lake City, UT	18,264	18,315	Floating	3.4%	8.1%	8/9/2026	73%	3
Loan 53	Senior	4/29/2022	Tacoma, WA	17,595	17,728	Floating	3.3%	8.2%	5/9/2027	72%	3
Loan 54	Senior	6/25/2021	Phoenix, AZ	17,174	17,263	Floating	3.2%	7.9%	7/9/2026	75%	3
Loan 55	Senior	7/21/2021	Durham, NC	15,070	15,150	Floating	3.3%	8.0%	8/9/2026	58%	3
Loan 56	Senior	7/28/2021	San Antonio, TX	14,122	14,166	Floating	3.3%	8.2%	8/9/2024	76%	3
Loan 57	Senior	2/11/2021	Provo, UT	14,028	14,082	Floating	3.9%	8.6%	3/9/2026	71%	3
Loan 58	Senior	3/8/2022	Glendale, AZ	11,068	11,158	Floating	3.5%	8.1%	3/9/2027	73%	3
Loan 59	Mezzanine	7/30/2014	Various - TX	4,459	4,459	Fixed	9.5%	9.5%	8/11/2024	71% - 83%	3
Total/Weighted average multifamily loans				$1,728,196	$1,735,467		3.6%	8.5%	3.6 years		3.0

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Office
Loan 60(7)	Senior	12/7/2018	Carlsbad, CA	$115,500	$115,500	Floating	4.4%	8.9%	12/9/2023	73%	3
Loan 61	Senior	2/17/2022	Boston, MA	80,734	81,310	Floating	3.8%	8.7%	3/9/2027	54%	3
Loan 62	Senior	8/28/2018	San Jose, CA	73,147	73,147	Floating	2.5%	7.1%	8/28/2025	75%	3
Loan 63	Senior	1/19/2021	Phoenix, AZ	72,166	72,461	Floating	3.7%	8.4%	2/9/2026	70%	3
Loan 64	Senior	7/12/2019	Washington, D.C.	56,935	56,935	Floating	2.8%	7.5%	8/9/2024	68%	4
Loan 65	Senior	2/13/2019	Baltimore, MD	56,421	56,421	Floating	3.5%	8.1%	2/9/2024	74%	4
Loan 66	Senior	4/5/2019	L.I. City, NY	45,596	68,330	Floating	3.3%	7.8%	4/9/2024	58%	5
Loan 67	Senior	5/23/2022	Plano, TX	40,092	40,300	Floating	4.3%	9.0%	6/9/2027	64%	3
Loan 68	Senior	4/27/2022	Plano, TX	39,095	39,270	Floating	4.1%	8.8%	5/9/2027	70%	3
Loan 69	Senior	11/23/2021	Tualatin, OR	38,653	38,862	Floating	4.0%	8.8%	12/9/2026	66%	3
Subtotal top 10 office loans				$618,339	$642,536	18% of total loans

Loan 70	Senior	9/28/2021	Reston, VA	$36,222	$36,382	Floating	4.0%	8.9%	10/9/2026	71%	3
Loan 71	Senior	11/17/2021	Dallas, TX	36,121	36,309	Floating	3.9%	8.7%	12/9/2025	61%	3
Loan 72(8)	Senior	5/29/2019	L.I. City, NY	34,000	68,432	n/a(8)	n/a(8)	n/a(8)	6/9/2024	59%	5
Loan 73	Senior	4/7/2022	San Jose, CA	33,528	33,750	Floating	4.2%	9.0%	4/9/2027	70%	3
Loan 74	Senior	6/2/2021	South Pasadena, CA	33,096	33,091	Floating	4.9%	9.8%	6/9/2026	69%	3
Loan 75	Senior	4/30/2021	San Diego, CA	31,208	31,365	Floating	3.6%	8.3%	5/9/2026	55%	3
Loan 76	Senior	6/16/2017	Miami, FL	30,348	30,008	Floating	5.8%	10.1%	6/9/2023	73%	3
Loan 77	Senior	11/19/2021	Gardena, CA	28,264	28,505	Floating	3.5%	8.2%	12/9/2026	69%	3
Loan 78	Senior	10/21/2021	Blue Bell, PA	27,930	27,930	Floating	3.8%	8.5%	11/9/2023	67%	3
Loan 79	Senior	3/31/2022	Blue Bell, PA	27,367	27,447	Floating	4.2%	9.5%	4/9/2025	59%	3
Subtotal top 20 office loans				$936,423	$995,755	27% of total loans

Loan 80	Senior	2/26/2019	Charlotte, NC	$25,904	$26,052	Floating	3.3%	7.8%	7/9/2025	51%	2
Loan 81	Senior	11/23/2021	Oakland, CA	24,871	25,000	Floating	4.2%	9.0%	12/9/2026	57%	4
Loan 82	Senior	12/7/2021	Hillsboro, OR	24,380	24,511	Floating	4.0%	8.8%	12/9/2024	71%	3
Loan 83	Senior	9/16/2019	San Francisco, CA	22,951	22,951	Floating	3.3%	7.9%	10/9/2024	82%	3
Loan 84	Senior	7/30/2021	Denver, CO	22,841	22,986	Floating	4.4%	9.1%	8/9/2026	66%	3
Loan 85	Senior	8/27/2019	San Francisco, CA	22,121	22,121	Floating	2.9%	7.5%	9/9/2024	79%	4
Loan 86	Senior	10/29/2020	Denver, CO	18,638	18,708	Floating	3.7%	8.4%	11/9/2025	64%	3
Loan 87	Senior	10/13/2021	Burbank, CA	15,895	16,011	Floating	4.0%	8.7%	11/9/2026	57%	3
Loan 88	Senior	8/31/2021	Los Angeles, CA	15,155	15,229	Floating	4.5%	9.4%	9/9/2026	58%	3
Loan 89	Senior	11/16/2021	Charlotte, NC	15,054	15,171	Floating	4.5%	9.2%	12/9/2026	67%	3
Loan 90	Senior	11/10/2021	Richardson, TX	13,468	13,507	Floating	4.1%	9.0%	12/9/2026	71%	3
Loan 91	Senior	9/26/2019	Salt Lake City, UT	12,152	12,152	Floating	2.7%	7.3%	10/9/2024	72%	3
Total/Weighted average office loans				$1,169,853	$1,230,154		3.7%	8.3%	2.7 years		3.3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Hotel
Loan 92	Senior	1/2/2018	San Jose, CA	$184,953	$184,953	Floating	4.8%	9.1%	11/9/2026	79%	4
Loan 93	Senior	6/28/2018	Berkeley, CA	119,868	120,000	Floating	3.2%	7.8%	7/9/2025	66%	4
Loan 94	Senior	6/25/2018	Englewood, CO	73,000	73,000	Floating	3.5%	7.9%	2/9/2025	62%	3
Loan 95	Mezzanine	9/23/2019	Berkeley, CA	28,290	28,290	Fixed	11.5%	11.5%	7/9/2025	66% - 81%	4
Loan 96(9)	Mezzanine	1/9/2017	New York, NY	12,120	12,000	Floating	11.0%	15.4%	9/9/2022	67% - 80%	5
Total/Weighted average hotel loans				$418,231	$418,243		4.7%	8.9%	3.0 years		3.9

Other (Mixed-use)
Loan 97	Senior	10/24/2019	Brooklyn, NY	$77,587	$77,587	Floating	4.2%	8.8%	11/9/2024	70%	3
Loan 98	Senior	1/13/2022	New York, NY	45,460	45,705	Floating	3.5%	8.4%	2/9/2027	67%	3
Loan 99	Senior	5/3/2022	Brooklyn, NY	28,260	28,449	Floating	4.4%	9.2%	5/9/2027	68%	3
Loan 100(6)(10)	Mezzanine	9/1/2020	Los Angeles, CA	—	162,243	n/a(10)	n/a(10)	n/a(10)	7/9/2023	n/a	5
Total/Weighted average other (mixed-use) loans				$151,307	$313,984		4.0%	8.7%	3.0 years		3.0

Industrial
Loan 101	Senior	7/13/2022	Ontario, CA	$23,179	$23,384	Floating	3.3%	8.0%	8/9/2027	66%	3
Loan 102	Senior	3/25/2022	City of Industry, CA	16,695	16,821	Floating	3.4%	8.2%	4/9/2027	67%	3
Loan 103	Senior	3/21/2022	Commerce, CA	10,362	10,434	Floating	3.3%	8.1%	4/9/2027	71%	3
Total/Weighted average industrial loans				$50,236	$50,639		3.3%	8.1%	4.4 years		3.0

Total/Weighted average senior and mezzanine loans and preferred equity - Our Portfolio				$3,517,823	$3,748,487		3.8%	8.5%	3.2 years		3.2
_________________________________________
(1)Represents carrying values at our share as of December 31, 2022.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include USD 1-month London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”), which were 4.39% and 4.36%, respectively, as of December 31, 2022.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of December 31, 2022, for weighted average calculations.
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
(5)On a quarterly basis, the Company’s senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of December 31, 2022.
(6)Construction senior loans’ loan-to-value reflect the total commitment amount of the loan divided by as-completed appraised value, or the total commitment amount of the loan divided by the projected total cost basis. Construction mezzanine loans include attachment loan-to-value and detachment loan-to-value. Attachment loan-to-value reflects the total commitment amount of loans senior to our position divided by as-completed appraised value, or the total commitment amount of loans senior to our position divided by projected total cost basis. Detachment loan-to-value reflect the cumulative commitment amount of our loan and the loans senior to our position divided by as-completed appraised value, or the cumulative commitment amount of our loan and loans senior to our position divided by projected total cost basis.
(7)Subsequent to December 31, 2022, we received repayment proceeds of $29.1 million relating to loan 60.
(8)Loan 72 was placed on nonaccrual status in September 2022; as such, no income is being recognized.
(9)Subsequent to December 31, 2022, the maturity date for loan 96 was extended to December 15,2023.
(10)Loan 100 is an investment in an unconsolidated venture whose underlying interest is in a loan and was placed on nonaccrual status in April 2020; as such, no income is being recognized.

At December 31, 2022, our general CECL reserve for our outstanding loans and future loan funding commitments is $49.5 million, which is 1.34% of the aggregate commitment amount of our loan portfolio, excluding loans that were evaluated for specific CECL reserves. This represents an increase of $20.6 million from $28.9 million or 0.71% of the aggregate commitment amount of our loan portfolio at September 30, 2022. This increase was primarily driven by reserves recorded on our portfolio of office loans, partially offset by the improved operating performance of the underlying collateral on certain hospitality loans and loans that repaid during the fourth quarter of 2022. During the third quarter of 2022, we recorded $57.2 million of specific CECL reserves related to two Long Island City, New York office Senior Loans. There were no specific CECL reserves recorded during the fourth quarter of 2022. For further discussion on these specific CECL reserves see “Asset Specific Loan Summaries” below.
Asset Specific Loan Summaries
Long Island City, New York Office Senior Loans

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q4 Risk ranking
Loan 66	Senior	Office	4/5/2019	$45,596	$68,330	Floating	3.3%	7.8%	4/9/2024	58%	5
Loan 72	Senior	Office	5/29/2019	34,000	68,432	n/a(2)	n/a(2)	n/a(2)	6/9/2024	59%	5
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
(2)Loan 72 was placed on nonaccrual status in September 2022; as such, no income is being recognized
We originated two senior loans on two transitional office properties to the same sponsorship group. However, the borrowing entities are unrelated and the loans are neither cross-collateralized nor cross defaulted.
The New York City (“NYC”) metro office markets have experienced and continue to experience higher vacancy rates due to the ongoing impact of COVID-19 and the continued impact of employee work from home arrangements. The Long Island City market has seen increases in vacancy as newly developed or renovated properties have become available for leasing. Additionally, the availability of significant sub-lease space in Long Island City has created additional supply putting downward pressure on rents.
Loan 66
As of December 31, 2022, Loan 66 has in-place leases for 30% of the property and generates incremental revenue from license agreements for rooftop signage and antenna space. In the fourth quarter of 2022, the property received a certificate of eligibility for the industrial and commercial abatement program (“ICAP”) resulting in significant tax savings for the current year and will result in lower real estate taxes for the next 15 years, subject to renewal on an annual basis.
The Loan 66 property cash flows are insufficient to cover the debt service payments. In March 2021, and again in January 2022, we modified the loan, allowing the borrower to use certain future funding advances from the tenant improvements and leasing costs account to cover interest carry and operations shortfalls, provided that the borrower made incremental deposits for interest and carry reserves to support the property.
Loan 66 is performing and current on interest payments as of the February 9, 2023 payment date. However, Loan 66’s ability to remain a performing loan and remain current on interest payments is highly uncertain given the lack of leasing activity and the requirement of further capital contributions from the borrower. Given the continued negative market conditions surrounding NYC metro office buildings, including the lack of leasing activity, we utilized the estimated fair value of the collateral to estimate a specific CECL reserve of $22.7 million during the third quarter of 2022. There were no additional CECL reserves recorded during the fourth quarter of 2022. The borrower is cooperating with a consensual sale process through a national commercial real estate sales advisor. The loan has a mezzanine component which would facilitate a timely foreclosure in a proceeding pursuant to the Uniform Commercial Code, if required.
Loan 72
As of December 31, 2022, Loan 72 has in-place leases for 10% of the property and generates incremental revenue from a license agreement from rooftop signage. In the second quarter of 2022, the property received a certificate of eligibility for the ICAP resulting in significant tax savings for the current year and will result in lower real estate taxes for the next 15 years, subject to renewal on an annual basis.
Loan 72 property cash flows are insufficient to cover the debt service payments. In March 2021, and again in January 2022, we modified the loan, allowing the borrower to use certain future funding advances from the tenant improvements and leasing costs account to cover interest carry and operations shortfalls, provided that the borrower made incremental deposits for interest and carry reserves to support the property.
Borrower reserves have been exhausted and the loan has been in payment default since October 2022, and was placed on nonaccrual status as of September 2022. Given the continued negative market conditions surrounding NYC metro office buildings, including the lack of leasing activity, we utilized the estimated fair value of the collateral to estimate a specific CECL reserve of $34.5 million during the third quarter of 2022. There were no additional CECL reserves recorded during the fourth quarter of 2022. The borrower is cooperating with a consensual sale process through a national commercial real estate sales advisor. The loan has a mezzanine component which would facilitate a timely foreclosure in a proceeding pursuant to the Uniform Commercial Code, if required.
Santa Clara, California Pre-development Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q4 Risk ranking
Loan 1	Senior	Multifamily	6/18/2019	$57,439	$57,439	Floating	4.4%	9.0%	6/18/2024	65%	4
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
We originated a $108.0 million senior mortgage loan in 2019 secured by a collection of six parcels totaling 14.5 acres in Santa Clara, CA (the “Pre-development Senior Loan”). At the time of origination, the property was improved with nine income-producing, low-rise structures across the two phases. The property is fully entitled for the development of 1,600 units (“DU”) in two phased assemblages, entitled for 700 DU and 900 DU, respectively.
As of December 31, 2022, the underwritten pre-development for Phase I and Phase II is complete, and the Pre-development Senior Loan is fully funded. In June 2021, the sponsor did not qualify for their first extension option. The maturity was ultimately extended for twelve months to June 2022 in exchange for certain lender required terms and conditions.

In June 2022, Phase I was released, the sponsor paid down the Pre-development Senior Loan by $50.6 million, and the Loan qualified for their second twelve month extension option. After the release of Phase I, our remaining collateral is the 900 DU in Phase II. The sponsor’s current plan for Phase II is to secure the necessary financing to repay the remaining loan and begin development of Phase II of the project. Given the uncertainty in the finance markets, it is possible that financing is unavailable to repay the remaining loan at maturity in order to begin development of Phase II of the project pursuant to the current business plan and may result in a future valuation impairment or investment loss.
Washington, D.C Office Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q4 Risk ranking
Loan 64	Senior	Office	7/12/2019	$56,935	$56,935	Floating	2.8%	7.5%	8/9/2024	68%	4
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
We originated a $65.4 million senior mortgage loan in 2019 to finance the acquisition, capital improvements and leasing of a twelve story, 185,000 square foot, multi-tenant, Class-B office building located in the Dupont Circle neighborhood of Washington D.C (the “DC Office Loan”). The DC Office Loan included an initial funding of $50.5 million with an additional $14.9 million of future funding, of which $7.2 million has been funded as of December 31, 2022. Since acquisition, the sponsor has been converting a portion of the vacant office space into coworking space, which includes private offices, suites, and an amenity floor.
The Washington D.C. (“DC”) office market, like most of the United States markets, was hit hard by the COVID-19 pandemic and remains distressed, with high overall vacancy rates due to the normalization of work from home and the hybrid attendance model. As a result of fewer employees commuting to their offices, businesses are re-evaluating their need for physical office space. Compounding the struggles of the DC office market, the federal government has adopted a telework work from home program for many employees who are not critical for office attendance. The federal government has been reducing their office requirements which is especially impacting the DC market area. As of December 2022, the DC Office Loan property is 51% leased and in addition to vacancy issues, the property has tenant leases that expire at the end of 2023, creating uncertainty around the ability to re-lease vacant space should these tenants elect not to renew.

The DC Office Loan’s second maturity was in August 2022, and it did not pass the extension tests. The sponsor requested that we waive the debt service coverage and debt yield hurdles required for their twelve-month extension option. We granted the sponsor a sixty-day extension so the sponsor could raise equity for a paydown to extend their loan for twelve months. At the end of the sixty-day extension, the sponsor requested an addition ninety-day extension which we granted.
While the loan remains performing based on reserves in place, those reserves will be depleted shortly, and the continuing performance of the loan is at risk. Given the uncertainty in the office market, a resolution has the potential to result in a future valuation impairment or investment loss.
Milpitas, California Development Mezzanine Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q4 Risk ranking
Loan 7	Mezzanine	Multifamily	12/3/2019	$43,861	$43,861	Fixed	8.0%	13.3%	12/3/2024	58% - 85%	4
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
We originated a $38.6 million mezzanine loan in 2019 to finance the development of a 213-unit luxury multifamily property, with 13,000 square feet of ground floor retail, located in Milpitas, CA (the “Development Mezzanine Loan”). The property’s land was acquired in 2015 as part of a larger, 27 acres, $31.9 million land acquisition. The sponsor worked alongside the seller to receive full entitlements prior to the closing of the acquisition. An additional $9.0 million was spent fully entitling and subdividing the 27 acres into four lots. Post-acquisition of the land and the subdividing, the property sits on two acres. Our Development Mezzanine Loan sits behind a $84.0 million senior loan in the capital stack.
Construction of the property is complete, and the sponsor is currently leasing all available units. As of February 2023, the Property’s multifamily component is 81% leased, however no retail leases have been signed. The Development Mezzanine Loan’s initial maturity date was in December 2022, and it did not pass all its extension tests. We, and the senior loan lender, extended the maturity date to March 3, 2023. We continue to evaluate potential modifications, extensions and/or restructuring opportunities. As a result, a resolution has the potential to result in a future valuation impairment or investment loss.
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
As of December 31, 2022, $768.4 million or 17.9% of our assets were invested in net leased and other real estate properties and these properties were 97.0% occupied. The following table presents our net leased and other real estate investments as of December 31, 2022 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the year ended December 31, 2022(3)
Net leased real estate	8	$607,672	$49,673
Other real estate	2	160,729	15,638
Total/Weighted average net leased and other real estate	10	$768,401	$65,311
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of December 31, 2022; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of December 31, 2022:

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)
Net leased real estate
Net lease 1	Office	Stavanger, Norway	1	1,290,926 RSF	100%	7.7
Net lease 2	Industrial	Various - U.S.	2	2,787,343 RSF	100%	15.7
Net lease 3	Office	Aurora, CO	1	183,529 RSF	100%	4.8
Net lease 4	Office	Indianapolis, IN	1	338,000 RSF	100%	8.0
Net lease 5(4)	Retail	Various - U.S.	7	319,600 RSF	100%	4.0
Net lease 6	Retail	Keene, NH	1	45,471 RSF	100%	6.1
Net lease 7	Retail	Fort Wayne, IN	1	50,000 RSF	100%	1.7
Net lease 8	Retail	South Portland, ME	1	52,900 RSF	100%	8.1
Total/Weighted average net leased real estate			15	5,067,769 RSF	100%	10.7

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	847,604 RSF	87%	3.8
Other real estate 2	Office	Warrendale, PA	5	496,414 RSF	82%	2.7
Total/Weighted average other real estate			12	1,344,018 RSF	85%	3.3

Total/Weighted average net leased and other real estate			27
_________________________________________
(1)Rentable square feet based on carry value at our share as of December 31, 2022.
(2)Represents the percent leased as of December 31, 2022. Weighted average calculation based on carrying value at our share as of December 31, 2022.
(3)Based on in-place leases (defined as occupied and paying leases) as of December 31, 2022, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of December 31, 2022.
(4)Subsequent to December 31, 2022, two retail property leases were extended through January 2029.
Asset Specific Net Leased Summaries
Stavanger, Norway Office Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 1	Office	Stavanger, Norway	1	1,290,926 RSF	100%	7.7
In July 2018, we acquired a class A office campus in Stavanger, Norway (the “Norway Net Lease”) for $320 million. This property is 100% occupied by a single tenant that is rated investment grade AA-/Aa2 from S&P and Moody’s, respectively. The property serves as their global headquarters. The Norway Net Lease requires the tenant to pay for all real estate-related expenses, including operational expenditures, capital expenditures and municipality taxes. The Norway Net Lease has a weighted average remaining lease term of eight years and the tenant has the option to extend for two five-year periods at the same terms with rent adjusted to market rent, and there is a risk that the rent can decrease at that time. The Norway Net Lease also has annual rent increases based on the Norwegian CPI Index through 2030. The rent increase in 2022 was 5.1%. Our tenant has injected a significant amount of capital into improvements of the property over the past 10 years.
Financing on the Norway Net Lease consists of a mortgage payable of $162.4 million with a fixed rate of 3.9%, which matures in June 2025, at which time there will be five years remaining on the initial lease term. The financing includes a provision for annual appraisal valuation each May with loan-to-value (“LTV”) tests declining from 75% LTV beginning in year five, to 70% LTV after year eight and 65% LTV after year nine. The most recent valuation in May of 2022 resulted in an LTV of 67%. Market conditions could impact property valuations and continuing compliance with those annual tests, resulting in a cash trap subject to LTV rebalancing.
This five-year remaining lease term along with risk of a downward rent adjustment at the 2030 renewal, and the increase in interest rates, could adversely impact the refinancing or sale of the asset. Furthermore, we have no assurances that the tenant will remain at the property beyond 2030. The tenant has made all rent payments and is current on all its financial obligations under the lease. Both the lease payments and mortgage debt service are NOK denominated currency. We maintain a series of USD-NOK forward swaps in order to minimize our foreign currency cash flow risk. These forward swaps occur quarterly through May 2024, where we have agreed to sell NOK and buy USD at a locked in forward curve rate. However, only the lease payments are hedged through May 2024. The net equity and lease payments beyond May 2024 are not hedged at this time. Therefore, the Norway Net Lease net book value may be subject to fluctuations based on the USD-NOK impact on unhedged values.
Warehouse Distribution Portfolio Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 2	Industrial	Various - U.S.	2	2,787,343 RSF	100%	15.7
In August 2018 we acquired two warehouse distribution facilities located in Tracy, California and Tolleson, Arizona (the “Warehouse Distribution Portfolio”) for $292 million. These two properties are 100% occupied by a single tenant that is rated investment grade Ba1 from Moody’s. The tenant is a national grocer and these properties form a part of its national distribution network. The Warehouse Distribution Portfolio lease (the “Warehouse Distribution Portfolio Lease”) requires the tenant to pay for all real estate-related expenses, including operational expenditures, capital expenditures and taxes. The tenant has invested a significant amount of capital expenditures into each property over the past few years and has plans for additional capital expenditures in 2023. The Warehouse Distribution Portfolio Lease has a remaining lease term of 15.7 years ending in 2038. The tenant has the option to extend the lease for nine five-year periods at the same terms with rent adjusted to market rent. The Warehouse Distribution Portfolio Lease also has annual rent increases of 1.5%. Financing on the Warehouse Distribution Portfolio consists of mortgage and mezzanine debt for a total combined amount payable of $200 million. The debt is interest only at a blended fixed rate of 4.8% and matures in September 2028. The debt has a defeasance provision for any early loan prepayment. The tenant has made all rent payments and is current on all its financial obligations under the Warehouse Distribution Portfolio Lease. The tenant has recently announced a merger with another national grocer, which is pending regulatory approval. If the merger is approved, it is not expected to impact our lease agreement.
The Warehouse Distribution Portfolio has generated net operating income for the year ended December 31, 2022, of $20.2 million; and the asset value on our consolidated balance sheet is $253.8 million as of December 31, 2022.

Results of Operations
The following table summarizes our portfolio results of operations for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,			Change
	2022	2021	2020	2022 compared to 2021	2021 compared to 2020
Net interest income
Interest income	$236,181	$168,845	$156,851	$67,336	$11,994
Interest expense	(111,806)	(55,484)	(63,043)	(56,322)	7,559
Interest income on mortgage loans held in securitization trusts	32,163	51,609	92,461	(19,446)	(40,852)
Interest expense on mortgage obligations issued by securitization trusts	(29,434)	(45,460)	(83,952)	16,026	38,492
Net interest income	127,104	119,510	102,317	7,594	17,193

Property and other income
Property operating income	90,191	102,634	175,037	(12,443)	(72,403)
Other income	6,058	2,333	1,836	3,725	497
Total property and other income	96,249	104,967	176,873	(8,718)	(71,906)

Expenses
Management fee expense	—	9,596	29,739	(9,596)	(20,143)
Property operating expense	24,222	30,286	64,987	(6,064)	(34,701)
Transaction, investment and servicing expense	3,434	4,556	9,975	(1,122)	(5,419)
Interest expense on real estate	28,717	32,278	48,860	(3,561)	(16,582)
Depreciation and amortization	34,099	36,399	59,766	(2,300)	(23,367)
Increase (decrease) of CECL reserve	70,635	(1,432)	78,561	72,067	(79,993)
Impairment of operating real estate	—	—	42,814	—	(42,814)
Compensation and benefits	33,031	32,143	5,518	888	26,625
Operating expense	14,641	17,868	21,033	(3,227)	(3,165)
Restructuring charges	—	109,321	—	(109,321)	109,321
Total expenses	208,779	271,015	361,253	(62,236)	(90,238)

Other income
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	854	41,904	(50,521)	(41,050)	92,425
Realized loss on mortgage loans and obligations held in securitization trusts, net	(854)	(36,623)	—	35,769	(36,623)
Other gain (loss), net	34,630	74,067	(118,725)	(39,437)	192,792
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	49,204	32,810	(251,309)	16,394	284,119
Equity in earnings (loss) of unconsolidated ventures	25	(131,115)	(135,173)	131,140	4,058
Income tax benefit (expense)	(2,440)	(6,276)	10,898	3,836	(17,174)
Net income (loss)	$46,789	$(104,581)	$(375,584)	$151,370	$271,003

Comparison of Year Ended December 31, 2022 and Year Ended December 31, 2021
Net Interest Income
Interest income
Interest income increased by $67.3 million to $236.2 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily due to $108.5 million from 2022 loan originations and the full-year impact of 2021 originations in addition to higher LIBOR and SOFR interest rates, partially offset by $42.4 million related to loan repayments.

Interest expense
Interest expense increased by $56.3 million to $111.8 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was driven by $69.8 million related to 2022 financings and the full-year impact of 2021 financings for new loan originations, as well as higher LIBOR and SOFR interest rates. This was partially offset by $10.1 million in payoffs of financings in connection with loan repayments and reduced costs associated with the amendment and restatement of our Bank Credit Facility of $3.2 million.
Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $3.4 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to the sale of the retained interests of two securitization trusts in April 2021 and November 2022.
Property and other income
Property operating income
Property operating income decreased by $12.4 million to $90.2 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease was primarily the result of two property sales in the first quarter of 2022 and the sale of an industrial portfolio in the first quarter of 2021.
Other income
Other income of $6.1 million was recorded during the year ended December 31, 2022, which primarily relates to income from money market investments and special servicing income associated with a securitization trust. Other income of $2.3 million was recorded during the year ended December 31, 2021, which primarily relates to a one-time reimbursement received upon the winding down of a joint venture investment.
Expenses
Management fee expense
Management fee expense decreased by $9.6 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease is due to the termination of the management agreement (the “Management Agreement”) with our former manager (the “Manager”), a subsidiary of DigitalBridge Group, Inc. that occurred in April 2021.
Property operating expense
Property operating expense decreased by $6.1 million to $24.2 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease was primarily the result of two property sales in the first quarter of 2022 and the sale of an industrial portfolio in the first quarter of 2021.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $1.1 million to $3.4 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to lower franchise tax expense partially offset by higher securitization expenses incurred following the execution of the BRSP 2021-FL1 securitization in July 2021.
Interest expense on real estate
Interest expense on real estate decreased by $3.6 million to $28.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease was primarily due to the repayments of mortgage loans secured by two properties sold in the first quarter of 2022 and an industrial portfolio that was sold in the first quarter of 2021.
Depreciation and amortization
Depreciation and amortization expense decreased by $2.3 million to $34.1 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease was primarily the result of two property sales in the first quarter of 2022.
Increase (decrease) of CECL reserve
We recorded CECL reserves of $70.6 million for the year ended December 31, 2022, as compared to a reversal of reserves of $1.4 million for year ended December 31, 2021. The increase was primarily due to a net increase of $44.9 million on two Long

Island City, New York office senior loans recorded during the third quarter of 2022 and an increase in reserves on office loans during the fourth quarter of 2022.
Compensation and benefits
Compensation and benefits increased by $0.9 million to $33.0 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This was primarily due to an increase in employee compensation following the internalization of our management and operating functions (the “Internalization”) on April 30, 2021, partially offset by lower stock compensation expense during the year ended December 31, 2022.
Operating expense
Operating expense decreased by $3.2 million to $14.6 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This decrease was due to lower operating expenses following the Internalization on April 30, 2021.
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
Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the year ended December 31, 2022, we recorded an unrealized gain of $0.9 million on mortgage loans and obligations held in securitization trusts, net due to the sale of retained investments in the subordinate tranches of one securitization trust. During the year ended December 31, 2021, we recorded a $41.9 million unrealized gain on mortgage loans and obligations held in securitization trusts, net. This was primarily due to the sale of the retained investments in the subordinate tranches of one securitization trust in the second quarter of 2021 and the second and fourth quarter 2021 sales of two underlying loans held within one of our retained investments in the subordinate tranches of another securitization trust. Upon the sales, the accumulated unrealized losses relating to the retained investments were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the year ended December 31, 2022, we recorded a realized loss of $0.9 million on mortgage loans and obligations held in securitization trusts, net due to the sale of retained investments in the subordinate tranches of one securitization trust. During the year ended December 31, 2021, we recorded a $36.6 million realized loss on mortgage loans and obligations held in securitization trusts, net, primarily due to the $19.5 million realized loss upon sale of the retained investments in the subordinate tranches of one securitization trust in the second quarter of 2021. We also recorded a realized loss of $17.1 million related to the sale of two underlying loans held within one of our retained investments in the subordinate tranches of another securitization trust in the second and fourth quarters of 2021.
Other gain (loss), net
During the year ended December 31, 2022, we recorded other gain, net of $34.6 million, primarily due to realized gains on two property sales in the first quarter of 2022 and the sale of a preferred equity investment in the second quarter of 2022. During the year ended December 31, 2021, we recorded other gain, net of $74.1 million primarily due to the $52.9 million realized gain on the sale of five co-investment assets to managed vehicles of Fortress Investment Group LLC in the fourth quarter of 2021 (the “Co-Investment Portfolio Sale”) and a realized gain of $11.8 million on the sale of an industrial portfolio in the first quarter of 2021.
Equity in earnings (loss) of unconsolidated ventures
Equity in earnings of unconsolidated ventures was de minimis during the year ended December 31, 2022. During the year ended December 31, 2021 equity in earnings (loss) of unconsolidated ventures was $131.1 million, primarily due to fair value loss adjustments recorded on three equity method investments during the second quarter of 2021.

Income tax benefit (expense)
Income tax expense decreased by $3.8 million to $2.4 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This was primarily due to a $6.1 million expense recorded in the fourth quarter of 2021 related to the sale of a hotel investment in Austin, TX, partially offset by higher income tax resulting from growth in taxable income and return to provision adjustments recorded during the year ended December 31, 2022.

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
Other income
Other income of $2.3 million was recorded for the year ended December 31, 2021. This was primarily due to a one-time reimbursement received upon the winding down of a joint venture investment.
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
Increase (decrease) of CECL reserve
During the year ended December 31, 2021, we recorded a decrease of $1.4 million primarily relating to net changes in our CECL reserves in accordance with ASU No. 2016-13, Financial Instruments-Credit Losses.
Impairment of operating real estate
Impairment of operating real estate was $42.8 million for the year ended December 31, 2020. The impairment resulted from a reduction in the estimated holding period of certain properties sold during the period. There was no impairment of operating real estate for the year ended December 31, 2021.
Compensation and benefits
Compensation and benefits increased by $26.6 million to $32.1 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This was primarily due to $15.0 million of compensation and benefits following the internalization of management operations on April 30, 2021 and higher stock compensation expense of $9.6 million during the year ended December 31, 2021.
Operating expense
Operating expense decreased by $3.2 million to $17.9 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This decrease was primarily due to reimbursable costs paid to our previous Manager prior to the termination of our Management Agreement on April 30, 2021.
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
Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net
During the year ended December 31, 2021, we recorded a $41.9 million unrealized gain on mortgage loans and obligations held in securitization trusts, net. This was primarily due to the sale of the retained investments in the subordinate tranches of one securitization trust in the second quarter of 2021 and the second and fourth quarter 2021 sales of two underlying loans held within one of our retained investments in the subordinate tranches of another securitization trust. Upon the sales, the accumulated unrealized losses relating to the retained investments were reversed and subsequently recorded to realized loss on mortgage loans and obligations held in securitization trusts, net. During the year ended December 31, 2020, we recorded an unrealized loss of $50.5 million on mortgage loans and obligations held in securitization trusts, net which represents the change in fair value of the assets and liabilities of the securitization trusts consolidation as a result of our investment in the subordinate tranches of the securitization trusts.
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

Other gain (loss), net
During the year ended December 31, 2021, we recorded other gain, net of $74.1 million primarily due to the $52.9 million realized gain on the Co-Investment Portfolio Sale in the fourth quarter of 2021 and a realized gain of $11.8 million on the sale of an industrial portfolio in the first quarter of 2021. During the year ended December 31, 2020, we recorded other loss, net of $118.7 million primarily due to a $99.0 million realized net loss on the sale of 41 CRE securities and the realization of the fair value marks on our remaining CRE securities portfolio. Additionally, a $38.0 million provision for loan loss was recorded on one hospitality loan during 2020. This was partially offset by a realized gain of $9.3 million on the sale of an industrial portfolio during 2020.
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
Book Value Per Share
The following table calculates our GAAP book value per share and undepreciated book value per share ($ in thousands, except per share data):

	December 31, 2022	December 31, 2021
Stockholders’ Equity excluding noncontrolling interests in investment entities	$1,387,768	$1,489,843
Shares
Class A common stock	128,872	129,769
OP units	—	3,076
Total outstanding	128,872	132,845
GAAP book value per share	$10.77	$11.22
Accumulated depreciation and amortization per share	$1.29	$1.15
Undepreciated book value per share	$12.06	$12.37
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

The following table presents a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$45,788	$(101,046)	$(353,299)
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	1,013	(1,803)	(8,361)
Non-cash equity compensation expense	7,888	14,016	4,367
Transaction costs	—	109,321	3,294
Depreciation and amortization	33,949	36,447	59,159
Net unrealized loss (gain):
Impairment of operating real estate and preferred equity	—	—	42,814
Other unrealized (gain) loss on investments	(1,155)	(47,352)	40,732
General CECL reserves	13,692	(2,684)	15,317
Loss (gain) on sales of real estate, preferred equity and investments in unconsolidated joint ventures	(30,709)	(66,827)	432
Adjustments related to noncontrolling interests	(730)	1,254	(9,400)
Distributable Earnings (Loss) attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$69,736	$(58,674)	$(204,945)
Distributable Earnings (Loss) per share(1)	$0.53	$(0.44)	$(1.56)

Adjustments:
Fair value adjustments	$—	$133,200	$158,776
Realized loss (gain) on hedges	—	1,466	25,459
Realized loss on CRE debt securities and B-piece	797	38,842	74,759
Specific CECL reserves	56,944	1,251	92,126
PE Investments income tax benefit	—	—	(13,025)
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$127,477	$116,085	$133,150
Adjusted Distributable Earnings per share(1)	$0.98	$0.87	$1.01
Weighted average number of common shares and OP units(1)	130,539	132,807	131,623
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the year ended December 31, 2022 includes 3.1 million OP units until their redemption in May 2022. For the years ended December 31, 2021 and 2020, weighted average number of common shares includes 3.1 million OP units.
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
The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$45,788	$(101,046)	$(353,299)
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	(32,342)	109,565	330,987
Net income (loss) attributable to noncontrolling interests in investment entities	(12)	(79)	(7,201)
Amortization of above- and below-market lease intangibles	(364)	(97)	(415)
Interest income	—	18	(15)
Interest expense on real estate	28,717	32,278	48,860
Other income	(18)	(3)	(949)
Transaction, investment and servicing expense	681	(35)	864
Depreciation and amortization	33,886	36,162	59,766
Impairment of operating real estate	—	—	42,814
Operating expense	231	233	379
Other gain on investments, net	(10,287)	(4,691)	(11,829)
Income tax expense (benefit)	231	(68)	(327)
NOI attributable to noncontrolling interest in investment entities	(1,200)	(15,323)	(11,680)
Total NOI, at share	$65,311	$56,914	$97,955
________________________________________
(1)Net income (loss) attributable to non-net leased and other real estate portfolios includes net (income) loss on our senior and mezzanine loans and preferred equity, CRE debt securities and corporate business segments.
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $165 million secured revolving credit facility as of December 31, 2022, up to approximately $2.3 billion in secured revolving repurchase facilities, $1.2 billion in non-recourse securitization financing, $628.7 million in commercial mortgages and $27.9 million in other asset-level financing structures (refer to “Bank Credit Facility” section below for further discussion). In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	December 31, 2022	December 31, 2021
Debt-to-equity ratio(1)	2.0x	2.0x
_________________________________________
(1)Represents (i) total outstanding secured debt less cash and cash equivalents of $306.3 million and $259.7 million at December 31, 2022 and December 31, 2021, respectively to (ii) total equity, in each case, at period end.
Potential Sources of Liquidity
As discussed in greater detail above under “Trends Affecting our Business,” and “Factors Impacting Our Operating Results” overall market uncertainty coupled with rising inflation and interest rates have tempered the loan financing markets recently. A rising interest rate environment will result in increased interest expense on our variable rate debt that is not hedged and may result in disruptions to our borrowers’ and tenants’ ability to finance their activities, which would similarly adversely impact their ability to make their monthly mortgage payments and meet their loan obligations. Additionally, due to the current market conditions, warehouse lenders may take a more conservative stance by increasing funding costs, which may lead to margin calls.
Our primary sources of liquidity include borrowings available under our credit facilities, master repurchase facilities and monthly mortgage payments from our borrowers.
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of date hereof, the borrowing base valuation is sufficient to permit borrowings of up to $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time BrightSpire OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two (2) additional terms of six (6) months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.

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
The Credit Agreement contains various affirmative and negative covenants, including, among other things, the obligation of the Company to maintain REIT status and be listed on the New York Stock Exchange, and limitations on debt, liens and restricted payments. In addition, the Credit Agreement includes the following financial covenants applicable to BrightSpire OP and its consolidated subsidiaries: (a) minimum consolidated tangible net worth of BrightSpire OP to be greater than or equal to the sum of (i) $1,112,000,000 and (ii) 70% of the net cash proceeds received by BrightSpire OP from any offering of its common equity after September 30, 2021 and of the net cash proceeds from any offering by the Company of its common equity to the extent such proceeds are contributed to BrightSpire OP, excluding any such proceeds that are contributed to BrightSpire OP within ninety (90) days of receipt and applied to acquire capital stock of BrightSpire OP; (b) BrightSpire OP’s ratio of EBITDA plus lease expenses to fixed charges for any period of four consecutive fiscal quarters to be not less than 1.50 to 1.00; (c) BrightSpire OP’s minimum interest coverage ratio to be not less than 3.00 to 1.00; and (d) BrightSpire OP’s ratio of consolidated total debt to consolidated total assets to be not more than 0.80 to 1.00. The Credit Agreement also includes customary events of default, including, among other things, failure to make payments when due, breach of covenants or representations, cross default to material indebtedness, material judgment defaults, bankruptcy matters involving any Borrower or any Guarantor and certain change of control events. The occurrence of an event of default will limit the ability of BrightSpire OP and its subsidiaries to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.
As of December 31, 2022, we were in compliance with all of our financial covenants under the Credit Agreement.
Master Repurchase Facilities
Currently, our primary source of financing is our Master Repurchase Facilities, which we use to finance the origination of senior loans. Repurchase agreements effectively allow us to borrow against loans that we own in an amount generally equal to (i) the market value of such loans multiplied by (ii) the applicable advance rate. Under these agreements, we sell our loans to a counterparty and agree to repurchase the same loans from the counterparty at a price equal to the original sales price plus an interest factor. During the term of a repurchase agreement, we receive the principal and interest on the related loans and pay interest to the lender under the master repurchase agreement. We intend to maintain formal relationships with multiple counterparties to obtain master repurchase financing of favorable terms.
During the year ended December 31, 2022, we amended the below Master Repurchase Facilities as follows:
•Increased the borrowing capacity of Bank 7 by $100 million and extended the maturity date to April 2025, with a one-year extension option;
•Increased the borrowing capacity of Bank 9 by $100 million and extended the maturity date to June 2025, with two one-year extension options;
•Extended the maturity date of Bank 3 to April 2025, with two one-year extension options, and replaced LIBOR with SOFR as the benchmark applicable to loans entered into prior to January 1, 2022;
•Extended the maturity date of Bank 1 to July 2024, with three one-year extension options, and replaced LIBOR with SOFR as the benchmark applicable to loans entered into prior to January 1, 2022; and
•Amended five individual facilities to reduce the minimum tangible net worth covenant requirement from $1.4 billion to $1.1 billion.

The following table presents a summary of our Master Repurchase and Bank Credit Facilities as of December 31, 2022 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$400,000	$220,054	4.5	SOFR + 1.86%
Bank 3	600,000	415,892	4.3	SOFR + 2.05%
Bank 7	600,000	351,539	3.3	LIBOR/SOFR + 1.85%
Bank 8	250,000	105,104	2.4	LIBOR/SOFR + 2.39%
Bank 9	400,000	247,404	4.4	LIBOR/SOFR + 1.73%
Total Master Repurchase Facilities	2,250,000	1,339,993

Bank Credit Facility	165,000	—	—	SOFR + 2.25%

Total Facilities	$2,415,000	$1,339,993
_________________________________________
(1)The Company utilized the Secured Overnight Financing Rate (“SOFR”) for all deals beginning January 1, 2022.

The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities, Bank Credit Facility and CMBS Credit Facilities dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
December 31, 2022	$1,436,829	$1,339,993	$1,434,901
September 30, 2022	1,510,616	1,533,664	1,537,511
June 30, 2022	1,343,678	1,487,567	1,503,297
March 31, 2022	1,052,455	1,199,789	1,199,789
December 31, 2021	731,792	905,122	905,122
September 30, 2021	780,625	558,461	622,961
June 30, 2021	895,356	1,002,789	1,002,789
March 31, 2021	661,573	787,923	787,923
The decrease in our end of period UPB from September 30, 2022 to December 31, 2022 was driven by payoffs of loans during the period.
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
As of February 19, 2022, the benchmark index interest rate was converted from Compounded SOFR to Term SOFR, plus a benchmark adjustment of 11.448 basis points, pursuant to the indenture agreement. Term SOFR for any interest accrual period shall be the one-month CME Term SOFR reference rate as published by the CME Group benchmark administration on each benchmark determination date.
As of December 31, 2022, half of the CLNC 2019-FL1 mortgage assets are indexed to LIBOR and the borrowings under CLNC 2019-FL1 are indexed to Term SOFR, creating an underlying benchmark index rate basis difference between a portion of the CLNC 2019-FL1 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. We have the right to transition the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities, and will make the determination taking into account the loan portfolio as a whole. The transition to SOFR is not expected to have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
CLNC 2019-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During 2022 and through February 17, 2023, 10 loans held in CLNC 2019-FL1 were fully repaid, and three loans partially repaid totaling $368.0 million. During the fourth quarter of 2022, one loan investment held in CLNC 2019-FL1 was removed as a result of the loan becoming a credit risk collateral interest, totaling $59.9 million. We exchanged the credit risk collateral interest for substitute loan investments equal to the par principal balance of the credit risk collateral interest. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of payments. As of February 17, 2023, the securitization advance rate was 74.0% at a weighted average cost of funds of Adjusted Term SOFR plus 1.86% (before transaction costs).
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
In July 2021, we executed a securitization transaction through our subsidiaries BRSP 2021-FL1 Ltd. and BRSP 2021-FL1, LLC, which resulted in the sale of $670 million of investment grade notes. The securitization reflects an advance rate of 83.75% at a weighted cost of funds of LIBOR plus 1.49% (before transaction expenses) and is collateralized by a pool of 29 senior loan investments.
BRSP 2021-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within BRSP 2021-FL1. During 2022 and through February 17, 2023, 11 loans held in BRSP 2021-FL1 were fully repaid, totaling $204.6 million. We replaced the repaid loans by contributing existing loan investments of equal value.
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

Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of December 31, 2022. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,657	$413	$825	$419	$—
Secured debt(2)	2,471,580	552,294	1,545,380	118,675	255,231
Securitization bonds payable(3)	1,211,042	533,250	677,792	—	—
Ground lease obligations(4)	27,575	3,110	4,361	3,828	16,276
Office leases	8,429	1,239	2,600	2,662	1,928
	$3,720,283	$1,090,306	$2,230,958	$125,584	$273,435
Lending commitments(5)	263,393
Total	$3,983,676
_________________________________________
(1)Future interest payments were estimated based on the applicable index at December 31, 2022 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at December 31, 2022.
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
Share Repurchases
In May 2022, our board of directors authorized a stock repurchase program (“Stock Repurchase Program”) under which we may repurchase up to $100.0 million of our outstanding Class A common stock until April 30, 2023. Under the Stock Repurchase Program, we may repurchase shares in open market purchases, in privately negotiated transactions or otherwise. We have a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b-18 under the “Exchange Act”. The Stock Repurchase Program will be utilized at our discretion and in accordance with the requirements of the SEC. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements and other conditions.
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
During the three months ended December 31, 2022, we did not make any share repurchases, and as of December 31, 2022, there was $81.7 million remaining available to make repurchases under the Stock Repurchase Plan.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
Cash flow provided by (used in):	2022	2021	2020
Operating activities	$125,277	$(21,270)	$96,356
Investing activities	89,337	(555,789)	1,002,742
Financing activities	(161,451)	384,356	(754,062)
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
Our operating activities provided net cash inflows of $125.3 million in year ended December 31, 2022. Our operating activities used net cash outflows of $21.3 million for the year ended December 31, 2021 and provided net cash inflows of $96.4 million for the year ended December 31, 2020. Net cash provided by operating activities increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher income earned as a result of loan originations, higher interest rates and lower operating expenses following the Internalization on April 30, 2021.
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
Investing activities generated net cash inflows of $89.3 million for the year ended December 31, 2022. Net cash provided by investing activities in 2022 resulted primarily from originations and future advances on our loans held for investment, net of $972.1 million partially offset by repayments on loans held for investment of $909.8 million, proceeds from sales of real estate of $55.6 million, proceeds from sales of investments in unconsolidated ventures of $38.1 million, proceeds from sales of beneficial interests of securitization trusts of $36.2 million and repayments of principal in mortgage loans held in securitization trusts of $18.7 million.
Investing activities used net cash outflows of $555.8 million for the year ended December 31, 2021. Net cash used in investing activities in 2021 resulted primarily from originations and future advances on our loans and preferred equity held for investment, net of $1.8 billion partially offset by repayments on loan and preferred equity held for investment of $485.4 million, proceeds from sales of real estate of $332.0 million, proceeds from the sale of investments in unconsolidated ventures of $198.4 million and repayments of principal in mortgage loans held in securitization trusts of $78.9 million.
Investing activities generated net cash inflows of $1.0 billion for the year ended December 31, 2020. Net cash provided by investing activities in 2020 resulted primarily from proceeds from sales of real estate of $454.6 million, repayments on loan and preferred equity held for investment of $434.7 million, proceeds from sale of real estate securities, available for sale of $149.6 million, proceeds from sales of loans held for sale of $137.1 million and proceeds from sale of investments in unconsolidated ventures of $108.4 million partially offset by originations and future advances on our loans and preferred equity held for investment, net of $297.0 million, and contributions to investments in unconsolidated ventures of $48.9 million.
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
Financing activities used net cash of $161.5 million for the year ended December 31, 2022, which resulted primarily from borrowings from credit facilities of $771.5 million partially offset by repayment of securitization bonds of $337.7 million, repayment of credit facilities of $336.8 million, distributions paid on common stock of $100.5 million, repayment of mortgage notes of $85.2 million, redemption of OP units of $25.4 million, repayment of mortgage obligations issued by securitization trusts of $18.7 million and repurchase of common stock of $18.3 million.
Financing activities provided net cash of $384.4 million for the year ended December 31, 2021. Net cash provided by financing activities in 2021 resulted primarily from borrowings from credit facilities and securitization bonds in the amounts of $1.3 billion and of $670.0 million, respectively, partially offset by repayment of credit facilities of $955.3 million, repayment of mortgage notes of $266.6 million, distributions to noncontrolling interests in the amount of $255.5 million and repayment of mortgage obligations issued by securitization trusts of $78.9 million.
Financing activities used net cash of $754.1 million for the year ended December 31, 2020. Net cash used in financing activities in 2020 resulted primarily from repayment of credit facilities of $862.6 million, repayment of mortgage notes of $240.1 million, distributions paid on common stock and to noncontrolling interests of $52.6 million and distributions to noncontrolling interests of $31.3 million. This was partially offset by borrowings from credit facilities of $298.6 million, contributions to a COVID-19 related financing secured in June 2020 for balance sheet protective purposes managed by Goldman Sachs (the “5-Investment Preferred Financing”) of $200.0 million, and borrowings from mortgage notes of $18.6 million.
Underwriting, Asset and Risk Management
We closely monitor our portfolio and actively manage risks associated with, among other things, our assets and interest rates. Prior to investing in any particular asset, the underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. Beginning in 2021, our investment and portfolio management and risk assessment practices diligence the environmental, social and governance (“ESG”) standards of our business counterparties, including borrowers, sponsors and that of our investment assets and underlying collateral, which may include sustainability initiatives, recycling, energy efficiency and water management, volunteer and charitable efforts, anti-money laundering and know-your-client policies, and diversity, equity and inclusion practices in workforce leadership, composition and hiring practices. Prior to making a final investment decision, we focus on portfolio diversification to determine whether a target asset will cause our portfolio to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If we determine that a proposed acquisition presents excessive concentration risk, it may determine not to acquire an otherwise attractive asset.
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
Our asset management team engages in a proactive and comprehensive on-going review of the credit quality of each asset it manages. In particular, for debt investments on at least an annual basis, the asset management team will evaluate the financial wherewithal of individual borrowers to meet contractual obligations as well as review the financial stability of the assets securing such debt investments. Further, there is ongoing review of borrower covenant compliance including the ability of borrowers to meet certain negotiated debt service coverage ratios and debt yield tests. For equity investments, the asset management team, with the assistance of third-party property managers, monitors and reviews key metrics such as occupancy, same store sales, tenant payment rates, property budgets and capital expenditures. If through this analysis of credit quality, the asset management team encounters declines in credit quality not in accord with the original business plan, the team evaluates the risks and determine what changes, if any, are required to the business plan to ensure that the attendant risks of continuing to hold the investment do not outweigh the associated rewards.
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
During 2022, we reviewed and evaluated our critical accounting policies and estimates and we believe they are appropriate. The following is a summary of our credit losses policy, which we believe is the most affected by our judgments, estimates, and assumptions.
Credit Losses
The current expected credit loss (“CECL”) reserve for our financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments and trade receivables, represents a lifetime estimate of expected credit losses. Factors considered by us when determining the CECL reserve include loan-specific characteristics such as loan-to-value (“LTV”) ratio, vintage year, loan term, property type, occupancy and geographic location, financial performance of the borrower, expected payments of principal and interest, as well as internal or external information relating to past events, current conditions and reasonable and supportable forecasts.
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
In measuring the general CECL reserve for financial instruments that share similar risk characteristics, we primarily apply a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). Our model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through December 2022 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
For determining a specific CECL reserve, financial instruments are assessed outside of the PD/LGD model on an individual basis. This occurs when it is probable that we will be unable to collect the full payment of principal and interest on the instrument. We apply a discounted cash flow (“DCF”) methodology for financial instruments where the borrower is experiencing financial difficulty based on our assessment at the reporting date, and the repayment is expected to be provided substantially through the operation or sale of the collateral. Additionally, we may elect to use as a practical expedient to determine the fair value of the collateral at the reporting date when determining the specific CECL reserve.
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
Changes in the CECL reserve for our financial instruments are recorded in increase/decrease in current expected credit loss reserve on the consolidated statements of operations with a corresponding offset to the loans and preferred equity held for investment or as a component of other liabilities for future loan fundings recorded on our consolidated balance sheets.
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
As of December 31, 2022, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase or decrease interest income by $8.5 million annually, net of interest expense.
See the “Factors Impacting Our Operating Results” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on interest rates.
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
We are working closely with our borrowers and tenants to address any impact of COVID-19 on their businesses. Our in-depth understanding of CRE and real estate-related investments, and in-house underwriting, asset management and resolution capabilities, provides us and management with a sophisticated full-service platform to regularly evaluate our investments and determine primary, secondary or alternative strategies to manage the credit risks described above. This includes intermediate servicing and complex and creative negotiating, restructuring of non-performing investments, foreclosure considerations, intense management or development of owned real estate, in each case to manage the risks faced to achieve value realization events in our interests and our stockholders. Solutions considered may include defensive loan or lease modifications, temporary interest or rent deferrals or forbearances, converting current interest payment obligations to payment-in-kind, repurposing reserves and/or covenant waivers. Depending on the nature of the underlying investment and credit risk, we may pursue repositioning strategies through judicious capital investment in order to extract value from the investment or limit losses.
There can be no assurance that the measures taken will be sufficient to address the negative impact the ongoing effects of COVID-19 may have on our future operating results, liquidity and financial condition.
Real estate market risk
We are exposed to the risks generally associated with the commercial real estate market. The market values of commercial real estate are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional, and local economic conditions, as well as changes or weakness in specific industry segments, and other macroeconomic factors beyond our control, including the COVID-19 pandemic, which have and may continue to affect occupancy rates, capitalization rates and absorption rates. This in turn could impact the performance of tenants and borrowers. We seek to manage these risks through our underwriting due diligence and asset management processes and the solutions-oriented process described above.
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
The COVID-19 pandemic has had a direct and volatile impact on the global markets, including the commercial real estate equity and debt capital markets. The continued disruption caused by COVID-19 has led to a negative impact on asset valuations and significant constraints on liquidity in the capital markets, which have led to restrictions on lending activity, downward pressure on covenant compliance and requirements to post margin or repayments under master repurchase financing arrangements. Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the year ended December 31, 2022, and through February 17, 2023, we have not received any margin calls under our Master Repurchase Facilities.
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
At December 31, 2022, we had approximately NOK 602.5 million or a total of $61.2 million, in net investments in our European subsidiaries. A 1.0% change in the foreign currency rate would result in a $0.6 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiary.
A summary of the foreign exchange contracts in place at December 31, 2022, including notional amount and key terms, is included in Note 14, “Derivatives,” to Part IV, Item 15, “Exhibits and Financial Statements Schedules.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at December 31, 2022, we do not expect any counterparty to default on its obligations.
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

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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

To the Stockholders and the Board of Directors of BrightSpire Capital, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BrightSpire Capital, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, BrightSpire Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
February 21, 2023

Item 9B. Other Information
Recent Developments
Effective February 21, 2023, the Board of Directors adopted the Fifth Amended and Restated Bylaws to reflect certain procedural requirements related to the SEC’s recently adopted “universal proxy” rules, as well as certain technical, conforming and clarifying changes in connection therewith. In particular, the Fifth Amended and Restated Bylaws provide that, among other things, with respect to stockholder nominees to the Company’s Board of Directors, (i) no stockholder or associated person may solicit proxies in support of any nominee(s) unless such stockholder complies with Rule 14a-19 under the Exchange Act, in connection with the solicitation of such proxies, (ii) the scope of disclosures required by a proposing stockholder seeking to submit a director nomination have been expanded to include a representation as to whether the stockholder or any associated person intends to solicit proxies in support of director nominees other than individuals nominated by the Board of Directors in compliance with the requirements of Rule 14a-19 under the Exchange Act, (iii) stockholders are not entitled to submit more nominees than the number of directors to be elected and may not submit additional or substitute nominees after the nomination deadline and (iv) certain other updated procedures and information requirements that apply to stockholder nominations of directors.
The foregoing summary description of the Fifth Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Fifth Amended and Restated Bylaws, a copy of which is included as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.
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
Gross Income Tests
The Company must satisfy two gross income tests annually to qualify as a REIT. First, at least 75% of the Company’s gross income for each taxable year must consist of defined types of income that it derives, directly or indirectly, from investments relating to real property or mortgages on real property or qualified temporary investment income. Qualifying income for purposes of the 75% gross income test generally includes:
•rents from real property;
•interest on debt secured by mortgages on real property or on interests in real property (including certain types of mortgage-backed securities);
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
In addition, pursuant to its investment strategy, the Company may acquire distressed debt instruments and subsequently modify such instruments by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to the Company in a debt-for-debt exchange with the borrower. In that event, the Company may be required to recognize income to the extent the principal amount of the modified debt exceeds its adjusted tax basis in the unmodified debt, and would hold the modified loan with a cost basis equal to its principal amount for U.S. federal tax purposes. To the extent that such modifications are made with respect to a debt instrument held by a TRS treated as a dealer, as described above, such a TRS would be required at the end of each taxable year, including the taxable year in which such modification was made, to mark the modified debt instrument to its fair market value as if the debt instrument were sold. In that case, the TRS generally would recognize a loss at the end of the taxable year in which the modifications were made to the extent the fair market value of such debt instrument was less than its principal amount after the modification.
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
•stock in other REITs and debt instruments issued by “publicly offered REITs”
•investments in stock or debt instruments during the one-year period following the Company’s receipt of new capital that it raises through equity offerings or public offerings of debt with at least a five-year term; and
•regular or residual interests in a REMIC. However, if less than 95% of the assets of a REMIC consist of assets that are qualifying real estate-related assets under the U.S. federal income tax laws, determined as if the Company held such assets, the Company will be treated as holding directly its proportionate share of the assets of such REMIC.
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
If the Company fails to qualify as a REIT in any taxable year, and no relief provision applies, it would be subject to U.S. federal income tax on its taxable income at regular corporate rates. Additionally, for tax years beginning after December 31, 2022, we would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible one percent excise tax on certain stock repurchases. In calculating its taxable income in a year in which it fails to qualify as a REIT, the Company would not be able to deduct amounts paid out to holders. In fact, the Company would not be required to distribute any amounts to holders in that year. In such event, to the extent of the Company’s current and accumulated earnings and profits, distributions to most holders taxed at individual rates would generally be taxable at capital gains tax rates. For taxable years beginning after December 31, 2017, and before January 1, 2026, generally U.S. holders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Alternatively, such dividends paid to U.S. holders that are individuals, trusts and estates may be taxable at the preferential income tax rates (i.e., the 20% maximum U.S. federal rate) for qualified dividends. In addition, subject to the limitations of the Code, corporate distributees may be eligible for the dividends-received deduction.
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
FATCA Withholding
Under the Foreign Account Tax Compliance Act, or FATCA, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. holders if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2018, by certain non-U.S. holders (subject to the proposed Treasury Regulations discussed below). If payment of withholding taxes is required, non-U.S. holders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction. The Company will not pay any additional amounts in respect of any amounts withheld.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) and (2). Financial Statement and Schedules of BrightSpire Capital, Inc.

All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.
(a)(3) Exhibits

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BrightSpire Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrightSpire Capital, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses
Description of the Matter
As of December 31, 2022, the Company’s loans and preferred equity held for investment portfolio and the associated allowance for loan loss totaled $3.6 billion and $106.3 million, respectively. These investments are typically collateralized by commercial real estate. As described in Note 2, the Company establishes a provision at origination or acquisition that reflects management’s estimate of the total expected credit loss over the expected life of the loan or preferred equity investment. The Company reassesses the allowance for loan losses for all the loans and preferred equity held for investment at each balance sheet date. The allowance for credit losses on mortgage loan receivables held for investments that share similar characteristics includes a portfolio-based, current expected credit loss (“CECL”) component (“general CECL reserve”) and an asset-specific component (“specific CECL reserve”). In estimating the expected credit losses over the expected life of the investments for the general CECL reserve, management utilizes a third-party probability of default and loss given default methodology, which considers projected economic conditions over the reasonable and supportable forecast period. The Company also considers qualitative factors in its determination of the allowance for loan losses. The specific CECL reserve relates to reserves for losses on individually impaired loans. Management considers a loan to be impaired when it is probable that the Company will be unable to collect the full payment of principal and interest on the instrument. If the loan is considered to be impaired, the Company may elect to use the practical expedient, and an allowance is recorded to reduce the carrying value of the loan to the fair value of the collateral at the reporting date. In estimating the fair value of the collateral, the Company applies discounted cash flow methodology.
Auditing the allowance for loan loss on loans and preferred equity held for investment portfolio was especially subjective due to the complexity of the models and the judgmental nature of the significant assumptions used in the determination of management’s estimates, including certain macro-economic variables, current and stabilized fair values, the stabilized net operating income of the underlying collateral, rents per square foot, capitalization rates, and discount rates. These assumptions have a significant effect on the allowance for loan loss.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes to estimate the allowance for loan losses on its loans and preferred equity held for investment, including management’s review of the significant assumptions described above, the completeness and accuracy of key inputs used in both the general CECL reserve model and discounted cash flow model utilized to estimate the specific CECL reserve.
To test the general CECL reserve, we performed audit procedures that included, among others, evaluating the appropriateness of the methodology, model, and significant assumptions described above and testing the completeness and accuracy of the data used. With the assistance of our internal specialists and other professionals, we evaluated the appropriateness of the probability of default and loss given default methodology used to estimate the allowance and assessed the underlying macroeconomic variables used in the model. We reviewed the sensitivity analyses prepared by management and compared management’s significant assumptions to relevant information from external sources. For a sample of loans, we involved our internal real estate valuation professionals to assist us in performing procedures to corroborate the reasonableness of current and stabilized fair values and stabilized net operating income of the underlying collateral utilized in developing the general CECL reserve. We also evaluated the reasonableness of qualitative adjustments made by management based on the fair value of the underlying collateral. For all specific CECL reserves, with the assistance of our internal specialists, we reviewed the methodologies and significant assumptions used to derive management’s estimate of the fair value of the collateral.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
February 21, 2023

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$306,320	$259,722
Restricted cash	92,508	86,841
Loans and preferred equity held for investment	3,574,989	3,485,607
Current expected credit loss reserve	(106,247)	(36,598)
Loans and preferred equity held for investment, net	3,468,742	3,449,009
Real estate, net	732,468	783,211
Receivables, net	40,698	54,499
Deferred leasing costs and intangible assets, net	53,980	64,981
Assets held for sale	—	44,345
Other assets ($3,035 and $4,406 at fair value, respectively)	55,673	82,451
Mortgage loans held in securitization trusts, at fair value	—	813,310
Total assets	$4,750,389	$5,638,369
Liabilities
Securitization bonds payable, net	$1,167,600	$1,500,899
Mortgage and other notes payable, net	656,468	760,583
Credit facilities	1,339,993	905,122
Accrued and other liabilities	87,633	99,814
Intangible liabilities, net	4,839	6,224
Escrow deposits payable	79,055	73,344
Dividends payable	25,777	23,912
Mortgage obligations issued by securitization trusts, at fair value	—	777,156
Total liabilities	3,361,365	4,147,054
Commitments and contingencies (Note 16)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 128,872,471 and 129,769,365 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1,289	1,298
Additional paid-in capital	2,853,723	2,855,766
Accumulated deficit	(1,466,568)	(1,410,562)
Accumulated other comprehensive income (loss)	(676)	8,786
Total stockholders’ equity	1,387,768	1,455,288
Noncontrolling interests in investment entities	1,256	1,472
Noncontrolling interests in the Operating Partnership	—	34,555
Total equity	1,389,024	1,491,315
Total liabilities and equity	$4,750,389	$5,638,369
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

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$5,163	$6,720
Restricted cash	7,831	9,658
Loans and preferred equity held for investment, net	1,444,398	1,781,522
Real estate, net	167,821	170,201
Receivables, net	11,869	12,808
Deferred leasing costs and intangible assets, net	10,956	15,105
Other assets	21,977	38,101
Mortgage loans held in securitization trusts, at fair value	—	813,310
Total assets	$1,670,015	$2,847,425
Liabilities
Securitization bonds payable, net	$1,167,600	$1,500,899
Mortgage and other notes payable, net	173,960	177,373
Accrued and other liabilities	5,026	6,768
Intangible liabilities, net	4,839	6,224
Escrow deposits payable	2,366	3,484
Mortgage obligations issued by securitization trusts, at fair value	—	777,156
Total liabilities	$1,353,791	$2,471,904

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2022	2021	2020
Net interest income
Interest income	$236,181	$168,845	$156,851
Interest expense	(111,806)	(55,484)	(63,043)
Interest income on mortgage loans held in securitization trusts	32,163	51,609	92,461
Interest expense on mortgage obligations issued by securitization trusts	(29,434)	(45,460)	(83,952)
Net interest income	127,104	119,510	102,317

Property and other income
Property operating income	90,191	102,634	175,037
Other income	6,058	2,333	1,836
Total property and other income	96,249	104,967	176,873

Expenses
Management fee expense	—	9,596	29,739
Property operating expense	24,222	30,286	64,987
Transaction, investment and servicing expense	3,434	4,556	9,975
Interest expense on real estate	28,717	32,278	48,860
Depreciation and amortization	34,099	36,399	59,766
Increase (decrease) of current expected credit loss reserve	70,635	(1,432)	78,561
Impairment of operating real estate	—	—	42,814
Compensation and benefits (including $7,888, $14,030 and $4,367 of equity-based compensation expense, respectively)	33,031	32,143	5,518
Operating expense	14,641	17,868	21,033
Restructuring charges	—	109,321	—
Total expenses	208,779	271,015	361,253

Other income
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	854	41,904	(50,521)
Realized loss on mortgage loans and obligations held in securitization trusts, net	(854)	(36,623)	—
Other gain (loss), net	34,630	74,067	(118,725)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	49,204	32,810	(251,309)
Equity in earnings (loss) of unconsolidated ventures	25	(131,115)	(135,173)
Income tax benefit (expense)	(2,440)	(6,276)	10,898
Net income (loss)	46,789	(104,581)	(375,584)
Net (income) loss attributable to noncontrolling interests:
Investment entities	12	1,732	13,924
Operating Partnership	(1,013)	1,803	8,361
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$45,788	$(101,046)	$(353,299)

Net income (loss) per common share - basic (Note 18)	$0.35	$(0.79)	$(2.75)
Net income (loss) per common share - diluted (Note 18)	$0.34	$(0.79)	$(2.75)

Weighted average shares of common stock outstanding - basic (Note 18)	127,302	128,496	128,548
Weighted average shares of common stock outstanding - diluted (Note 18)	129,300	128,496	128,548
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$46,789	$(104,581)	$(375,584)
Other comprehensive income (loss)
Unrealized loss on real estate securities, available for sale	—	(200)	(16,319)
Change in fair value of net investment hedges	—	(29,927)	21,764
Foreign currency translation gain (loss)	(9,300)	(17,294)	23,397
Total other comprehensive income (loss)	(9,300)	(47,421)	28,842
Comprehensive income (loss)	37,489	(152,002)	(346,742)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	12	1,732	11,731
Operating Partnership	(1,175)	3,100	8,008
Comprehensive income (loss) attributable to common stockholders	$36,326	$(147,170)	$(327,003)

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2019	128,539	$1,285	$2,909,181	$(819,738)	$28,294	$2,119,022	$31,631	$50,697	$2,201,350
Contributions	—	—	—	—	—	—	200,960	—	200,960
Distributions	—	—	—	—	—	—	(36,397)	—	(36,397)
Issuance and amortization of equity-based compensation	237	2	4,365	—	—	4,367	—	—	4,367
Other comprehensive income	—	—	—	—	26,294	26,294	2,195	353	28,842
Dividends and distributions declared ($0.30 per share)	—	—	—	(38,543)	—	(38,543)	—	(922)	(39,465)
Shares canceled for tax withholding on vested stock awards	(211)	(1)	(1,742)	—	—	(1,743)	—	—	(1,743)
Reallocation of equity	—	—	1,445	—	—	1,445	—	(1,445)	—
Costs of noncontrolling equity	—	—	(466)	—	—	(466)	—	—	(466)
Investment by JV partner in consolidated JV and equity reallocation related to that partner's return	—	—	(68,760)	—	—	(68,760)	68,760	—	—
Effect of CECL Adoption	—	—	—	(22,644)	—	(22,644)	—	(542)	(23,186)
Net income (loss)	—	—	—	(353,299)	—	(353,299)	(13,924)	(8,361)	(375,584)
Balance as of December 31, 2020	128,565	$1,286	$2,844,023	$(1,234,224)	$54,588	$1,665,673	$253,225	$39,780	$1,958,678
Contributions	—	—	—	—	—	—	5,845	—	5,845
Distributions	—	—	—	—	—	—	(255,545)	—	(255,545)
Issuance and amortization of equity-based compensation	1,471	14	14,016	—	—	14,030	—	—	14,030
Other comprehensive loss	—	—	—	—	(45,802)	(45,802)	(321)	(1,298)	(47,421)
Dividends and distributions declared ($0.58 per share)	—	—	—	(75,292)	—	(75,292)	—	(1,784)	(77,076)
Shares canceled for tax withholding on vested stock awards	(267)	(2)	(2,613)	—	—	(2,615)	—	—	(2,615)
Reallocation of equity	—	—	340		—	340	—	(340)	—
Net income (loss)	—	—	—	(101,046)	—	(101,046)	(1,732)	(1,803)	(104,581)
Balance as of December 31, 2021	129,769	$1,298	$2,855,766	$(1,410,562)	$8,786	$1,455,288	$1,472	$34,555	$1,491,315
Distributions	—	—	—	—	—	—	(204)	—	(204)
Issuance and amortization of equity-based compensation	1,524	16	7,872	—	—	7,888	—	—	7,888
Repurchase of common stock	(2,181)	(22)	(18,298)	—	—	(18,320)	—	—	(18,320)
Share forfeitures	(92)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	(9,462)	(9,462)	—	162	(9,300)
Dividends and distributions declared ($0.79 per share)	—	—	—	(101,794)	—	(101,794)	—	(584)	(102,378)
Shares canceled for tax withholding on vested stock awards	(148)	(3)	(1,252)	—	—	(1,255)	—	—	(1,255)
OP redemption	—	—	9,648			9,648	—	(35,159)	(25,511)
Reallocation of equity	—	—	(13)	—	—	(13)	—	13	—
Net income (loss)	—	—	—	45,788	—	45,788	(12)	1,013	46,789
Balance as of December 31, 2022	128,872	$1,289	$2,853,723	$(1,466,568)	$(676)	$1,387,768	$1,256	$—	$1,389,024
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$46,789	$(104,581)	$(375,584)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(25)	131,115	135,173
Depreciation and amortization	34,099	36,399	59,766
Straight-line rental income	(1,649)	(2,601)	(3,899)
Amortization of above/below market lease values, net	(364)	(98)	(409)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(13,887)	(6,706)	(9,485)
Amortization of deferred financing costs	10,742	12,316	12,133
Amortization of right-of-use lease assets and operating lease liabilities	499	104	86
Paid-in-kind interest added to loan principal, net of interest received	3,907	(4,818)	1,446
Distributions of cumulative earnings from unconsolidated ventures	—	—	13,429
Unrealized (gain) loss on mortgage loans and obligations held in securitization trusts, net	(854)	(41,904)	50,521
Realized (gain) loss on mortgage loans and obligations held in securitization trusts, net	854	36,623	—
Realized loss on securities from write-down to fair value	—	990	32,606
Realized (gain) loss on sale of real estate securities, available for sale	—	(1,331)	42,153
Designated hedges and foreign currency translation reclassified to earnings	—	(30,497)	—
Realized gain on sale of real estate	(10,632)	(11,911)	(14,599)
Realized loss on sale of loans receivable	—	—	1,457
Increase (decrease) of current expected credit loss reserve	70,858	(1,432)	78,561
Impairment of operating real estate	—	—	42,814
Amortization of equity-based compensation	7,888	14,016	4,367
Mortgage notes above/below market value amortization	140	117	(666)
Realized gain on sales of unconsolidated ventures	(21,900)	(25,451)	—
Deferred income tax benefit	(2,047)	(85)	(172)
Other (gain) loss, net	3,587	(1,647)	23,524
Changes in assets and liabilities:
Receivables, net	(3,069)	(1,202)	13,243
Deferred costs and other assets	5,151	(3,721)	12,935
Due to related party	—	(10,059)	(957)
Other liabilities	(4,810)	(4,906)	(22,087)
Net cash provided by (used in) operating activities	125,277	(21,270)	96,356
Cash flows from investing activities:
Acquisition, origination and funding of loans held for investment, net	(972,113)	(1,758,090)	(296,981)
Repayment on loans held for investment	909,820	485,411	434,677
Repayment on loans held for sale	—	—	137,132
Proceeds from sale of real estate	55,600	332,003	454,589
Acquisition of and additions to real estate, related intangibles and leasing commissions	(3,965)	(9,923)	(23,210)
Investments in unconsolidated ventures	—	(11,953)	(48,934)
Proceeds from sale of investments in unconsolidated ventures	38,100	198,353	108,367
Distributions in excess of cumulative earnings from unconsolidated ventures	1,370	47,587	25,221
Repayment of real estate securities, available for sale, from sales	—	10,223	149,629
Repayment of real estate securities, available for sale, from cost recovery	—	310	3,579
Repayment of principal in mortgage loans held in securitization trusts	18,660	78,907	76,719
Proceeds from sale of beneficial interests of securitization trusts	36,154	28,662	—
Net receipts on settlement of derivative instruments	—	6,351	19,637
Change in escrow deposits	5,711	36,370	(37,683)
Net cash provided by (used in) investing activities	89,337	(555,789)	1,002,742
Cash flows from financing activities:
Distributions paid on common stock	(99,391)	(51,916)	(51,707)
Distributions paid on common stock to noncontrolling interests	(1,138)	(1,221)	(922)
Shares canceled for tax withholding on vested stock awards	(1,255)	(2,613)	(1,743)
Repurchase of common stock	(18,320)	—	—
Redemption of OP units	(25,383)	—	—
Borrowings from mortgage notes	—	7,196	18,618
Repayment of mortgage notes	(85,193)	(266,596)	(240,081)
Borrowings from credit facilities	771,478	1,325,237	298,583
Repayment of credit facilities	(336,785)	(955,292)	(862,592)
Borrowing from securitization bonds	—	670,000	—
Repayment of securitization bonds	(337,707)	—	—
Repayment of mortgage obligations issued by securitization trusts	(18,660)	(78,907)	(76,719)
Payment of deferred financing costs	(8,892)	(11,832)	(6,741)
Contributions from noncontrolling interests	—	5,845	200,494
Distributions to noncontrolling interests	(204)	(255,545)	(31,252)
Forfeiture of stock awards	(1)	—	—
Net cash provided by (used in) financing activities	(161,451)	384,356	(754,062)
Effect of exchange rates on cash, cash equivalents and restricted cash	(898)	(764)	(690)
Net increase (decrease) in cash, cash equivalents and restricted cash	52,265	(193,467)	344,346
Cash, cash equivalents and restricted cash - beginning of period	346,563	540,030	195,684
Cash, cash equivalents and restricted cash - end of period	$398,828	$346,563	$540,030
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)

	Year Ended December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$259,722	$474,817	$69,619
Restricted cash	86,841	65,213	126,065
Total cash, cash equivalents and restricted cash, beginning of period	$346,563	$540,030	$195,684

End of the period
Cash and cash equivalents	$306,320	$259,722	$474,817
Restricted cash	92,508	86,841	65,213
Total cash, cash equivalents and restricted cash, end of period	$398,828	$346,563	$540,030

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$126,151	$76,262	$111,688
Cash paid (received) for income taxes, net	$595	$4,827	$(5,961)
Supplemental disclosure of non-cash investing and financing activities:
Deconsolidation of securitization trust (VIE asset/liability reductions)	$(649,377)	$(802,196)	$—
Deconsolidation of interest in joint ventures	—	—	(5,145)
Accrual of distribution payable	25,777	23,912	(13,164)
Right-of-use lease assets and operating lease liabilities	3,271	5,435	(1,393)

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
The Company was organized in the state of Maryland on August 23, 2017 and maintains key offices in New York, New York and Los Angeles, California. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2018. The Company conducts all activities and holds substantially all assets and liabilities through the Company’s operating subsidiary, BrightSpire Capital Operating Company, LLC. At March 31, 2022, the Company owned 97.7% of the OP, as its sole managing member. The remaining 2.3% was owned as noncontrolling interests. During the three months ended June 30, 2022, the Company redeemed the 2.3% of outstanding membership units in the OP for $25.4 million. Following this redemption, there were no noncontrolling interests in the OP.
Trends Affecting the Business
Global markets in 2022 were characterized by volatility, driven by a tightening of monetary policy and geopolitical uncertainty, coupled with the ongoing impacts of COVID-19. In response to heightened inflation, the Federal Reserve continues to raise interest rates, which has tempered the loan financing market and created further uncertainty for the economy and for the Company’s borrowers and tenants. To the extent certain borrowers are experiencing significant financial dislocation as a result of economic conditions or the ongoing effects of COVID-19, the Company may continue to consider the use of interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. Additionally, the market for office properties was particularly negatively impacted by the COVID-19 pandemic and remains distressed, with high overall vacancy rates due to the normalization of work from home and the hybrid attendance models.
As a result of fewer employees commuting to their offices, businesses are re-evaluating their need for physical office space. These current macroeconomic conditions may continue or intensify and could cause the United States economy or other global economies to experience an economic slowdown or recession. While the Company monitors macroeconomic conditions closely, there are too many uncertainties to predict and quantify the full impact that these factors may have on our business.
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

BRIGHTSPIRE CAPITAL, INC.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2022, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The Company’s operating subsidiary, the OP, is a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. Following the redemption of the outstanding membership units in the OP held by an unaffiliated third party, there were no noncontrolling interests in the OP as of June 30, 2022. Since the redemption, the Company holds, directly and indirectly, all of the membership interests in the OP and the OP is no longer a VIE. See “Noncontrolling Interests” below for further details on the redemption of OP units during the three months ended June 30, 2022.
Consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. At December 31, 2022 and December 31, 2021, the noncontrolling interests in the operating real estate properties represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
Investing VIEs
The Company’s previous investments in securitization financing entities (“Investing VIEs”) included subordinate first-loss tranches of securitization trusts, which represented interests in such VIEs. Investing VIEs are structured as pass through entities that receive principal and interest payments from the underlying debt collateral assets and distribute those payments to the securitization trust’s certificate holders, including the most subordinate tranches of the securitization trust. Generally, a securitization trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint and remove the special servicer for the trust, and as such may qualify as the primary beneficiary of the trust.
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
As of December 31, 2022, the Company did not hold any subordinate tranches of securitization trusts. During the year ended December 31, 2022, the Company sold its remaining tranches of securitization trusts. Prior to the sale, the Company had determined it was the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s subordinate tranches of the securitization trust, which represented the retained interest and related interest income, were eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the subordinate tranches of the securitization trust), income and expenses of the Investing VIE are presented in the consolidated financial statements of the Company although the Company legally owned the subordinate tranches of the securitization trust only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trust.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company. As of December 31, 2022, the Company has no remaining obligations to unconsolidated VIEs.
The Company did not provide financial support to the unconsolidated VIEs during the year ended December 31, 2022 and the year ended December 31, 2021. As of December 31, 2021, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs. The maximum exposure to loss of investments in unconsolidated ventures was determined as the carrying value plus any future funding commitments. The carrying value and maximum exposure to loss of the investments in unconsolidated joint ventures at December 31, 2021 was $16.2 million.
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
Noncontrolling Interests in the Operating Partnership—Noncontrolling interests in the OP were allocated a share of net income or loss in the OP based on their weighted average ownership interest in the OP during the period. Noncontrolling interests in the OP had the right to require the OP to redeem part or all of the membership units in the OP for cash based on the market value of an equivalent number of shares of Class A common stock at the time of redemption, or at the Company’s election as managing member of the OP, through the issuance of shares of Class A common stock on a one-for-one basis. At the end of each reporting period, noncontrolling interests in the OP were adjusted to reflect their ownership percentage in the OP at the end of the period, through a reallocation between controlling and noncontrolling interests in the OP, as applicable.
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

BRIGHTSPIRE CAPITAL, INC.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at December 31, 2022 or December 31, 2021. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
At December 31, 2022 and December 31, 2021, the Company had no loans classified as held for sale.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
At December 31, 2022 and December 31, 2021, the Company had no ADC arrangements.
Operating Real Estate
Real Estate Acquisitions—Real estate acquired in acquisitions that are deemed to be business combinations is recorded at the fair values of the acquired components at the time of acquisition, allocated among land, buildings, improvements, equipment and lease-related tangible and identifiable intangible assets and liabilities, including forgone leasing costs, in-place lease values and above- or below-market lease values and assumed debt, if any. Real estate acquired in acquisitions that are deemed to be asset acquisitions is recorded at the total value of consideration transferred, including transaction costs, and allocated to the acquired components based upon relative fair value. The estimated fair value of acquired land is derived from recent comparable sales of land and listings within the same local region based on available market data. The estimated fair value of acquired buildings and building improvements is derived from comparable sales, discounted cash flow analysis using market-based assumptions, or replacement cost, as appropriate. The fair value of site and tenant improvements is estimated based upon current market replacement costs and other relevant market rate information.
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
Depreciation—Real estate held for investment, other than land, is depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Building (fee interest)	33 to 47 years
Building leasehold interests	Lesser of remaining term of the lease or remaining life of the building
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	1 to 15 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture, fixtures and equipment	2 to 8 years
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
At December 31, 2022, there were no properties held for sale. At December 31, 2021, there were two properties held for sale. See Note 5, “Real Estate, net and Real Estate Held for Sale” and Note 17, “Segment Reporting” for further detail.
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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. During the year ended December 31, 2022, the Company sold its retained investments in the subordinate tranches of a securitization trust. In connection with the sale, the Company deconsolidated the securitization trust and recognized a realized gain. Refer to Note 4, “Real Estate Securities” for further discussion.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
If sale accounting is met, the transferred financial asset is removed from the balance sheet and a net gain or loss is recognized upon sale, taking into account any retained interests. Transfers of financial assets that do not meet the criteria for sale are accounted for as financing transactions, or secured borrowing, including the Company’s master repurchase facilities.
Derivative Instruments and Hedging Activities
The Company uses derivative instruments to manage its foreign currency risk and interest rate risk. The Company does not use derivative instruments for speculative or trading purposes. All derivative instruments are recorded at fair value and included in other assets or accrued and other liabilities on a gross basis on the Company’s consolidated balance sheet. The accounting for changes in fair value of derivatives depends upon whether or not the Company has elected to designate the derivative in a hedging relationship and the derivative qualifies for hedge accounting. The Company has economic hedges that have not been designated for hedge accounting.
Changes in fair value of derivatives not designated as accounting hedges are recorded in the consolidated statements of operations in other gain (loss), net.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
At the end of each quarter, the Company reassesses the effectiveness of its net investment hedges and as appropriate, designates the portion of the derivative notional amount that is in excess of the beginning balance of its net investments as undesignated hedges.
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
Financing Costs
Financing costs primarily include debt discounts and premiums as well as deferred financing costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in other assets and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. Unamortized deferred financing costs are expensed to other gain (loss), net when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on its undistributed taxable income. The Company also holds an investment in Europe which is subject to tax in its local jurisdiction.
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
For the years ended December 31, 2022 and 2021, the Company recorded income tax expense of $2.4 million and $6.3 million, respectively. For the year ended December 31, 2020, the Company recorded income tax benefit of $10.9 million.
Current Expected Credit Losses (“CECL”) reserve
The CECL reserve for the Company’s financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments and trade receivables, represents a lifetime estimate of expected credit losses. Factors considered by the Company when determining the CECL reserve include loan-specific characteristics such as loan-to-value

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(“LTV”) ratio, vintage year, loan term, property type, occupancy and geographic location, financial performance of the borrower, expected payments of principal and interest, as well as internal or external information relating to past events, current conditions and reasonable and supportable forecasts.
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
In measuring the general CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through December 2022 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Changes in the CECL reserve for the Company’s financial instruments are recorded in increase/decrease in current expected credit loss reserve on the consolidated statement of operations with a corresponding offset to the loans and preferred equity held for investment or as a component of other liabilities for future loan fundings recorded on the Company’s consolidated balance sheets. See Note 3, “Loans and Preferred Equity Held for Investment, net” for further detail.
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
Accounting Standards Adopted in 2022
Credit Losses—In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the Troubled Debt Restructuring (“TDR”) model for creditors that have adopted Topic 326, CECL. The general loan modification guidance in Subtopic 310-20 will apply to all loan modifications, including modifications for borrowers experiencing financial difficulty. ASU 2022-02 also requires entities within the scope of ASC 326 to provide vintage disclosures which show the gross writeoffs recorded in the current period by origination year. ASU No. 2022-02 is effective in reporting periods beginning after December 15, 2022. During the fourth quarter of 2022, the Company adopted the TDR enhancements and new vintage disclosures under ASU 2022-02, and the impact was not material. Refer to Note 3, “Loans and Preferred Equity Held for Investment, net.”

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	December 31, 2022				December 31, 2021
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Variable rate
Senior loans	$1,981,973	$1,972,952	7.9%	3.5	$1,576,439	$1,564,940	4.6%	3.7
Securitized loans(2)	1,468,790	1,466,754	7.8%	2.7	1,806,583	1,803,042	4.2%	3.5
Mezzanine loans(3)	12,000	12,120	15.4%	0.0	12,000	12,120	11.5%	0.7
	3,462,763	3,451,826			3,395,022	3,380,102
Fixed rate
Mezzanine loans	100,765	100,666	12.2%	2.6	105,636	105,505	12.4%	3.0
Preferred equity interests	22,720	22,497	12.0%	9.9	—	—	NA	NA
	123,485	123,163			105,636	105,505
Loans held for investment	3,586,248	3,574,989			3,500,658	3,485,607

CECL reserve	—	(106,247)			—	(36,598)
Loans and preferred equity held for investment, net	$3,586,248	$3,468,742			$3,500,658	$3,449,009
_________________________________________
(1)Calculated based on contractual interest rate.
(2)Represents loans transferred into securitization trusts that are consolidated by the Company.
(3)Represents the New York, New York Hotel mezzanine loan which is in maturity default as of March 2022. See “Nonaccrual and Past Due Loans” below. Subsequent to December 31, 2022 the New York, New York Hotel mezzanine loan was extended to December 2023.
The weighted average maturity, including extensions, of loans and preferred equity was 3.2 years at December 31, 2022. At December 31, 2021, the weighted average maturity, including extensions, of loans was 3.6 years.
The Company had $16.4 million and $9.5 million of interest receivable related to its loans and preferred equity held for investment, net as of December 31, 2022 and December 31, 2021, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

	Carrying Value
	2022	2021
Balance at January 1	$3,449,009	$2,183,497
Acquisitions/originations/additional funding	972,113	1,758,090
Loan maturities/principal repayments	(896,398)	(501,007)
Discount accretion/premium amortization	13,887	6,706
Capitalized interest	(220)	1,130
(Increase) decrease of CECL reserve(1)(2)	(70,900)	593
Charge-off	1,251	—
Balance at December 31	$3,468,742	$3,449,009
_________________________________________
(1)Provision for loan losses excludes a de minimis amount for the year ended December 31, 2022 and $0.9 million for the year ended December 31, 2021, determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.
(2)Excludes $0.2 million related to additional proceeds received on one senior loan collateralized by a student housing property which was resolved in the first quarter of 2022.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Nonaccrual and Past Due Loans and Preferred Equity
Loans and preferred equity that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due(1)	60-89 Days Past Due	90 Days or More Past Due(2)	Total Loans and Preferred Equity
December 31, 2022	$3,494,437	$68,432	$—	$12,120	$3,574,989
December 31, 2021	3,485,607	—	—	—	3,485,607
_________________________________________
(1)Includes the Long Island City, New York Office senior loan which is in interest payment default and was placed on a nonaccrual status on September 9, 2022. The total carrying value before the specific CECL reserve at December 31, 2022 is $68.4 million.
(2)Represents the New York, New York Hotel mezzanine loan which is in maturity default as of March 2022 However, because the borrower has provided all interest payments due through December 31, 2022, the loan has not been placed on nonaccrual status. Subsequent to December 31, 2022 the New York, New York Hotel mezzanine loan was extended to December 2023.

Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021
CECL reserve at beginning of period	$36,598	$37,191
Increase (decrease) in general CECL reserve(1)	13,734	(1,844)
Increase in specific CECL reserve(2)(3)(4)	57,166	1,251
Charge-offs of specific CECL reserve(4)	(1,251)	—
CECL reserve at end of period	$106,247	$36,598
_________________________________________
(1)Excludes the increase (decrease) in CECL reserves related to unfunded commitments reported on the consolidated statement of operations: a de minimis amount for the year ended December 31, 2022 and $0.9 million for the year ended December 31, 2021.
(2)During the third quarter of 2022, the Company recorded $57.2 million of specific CECL reserves related to two Long Island City, New York office senior loans. The specific CECL reserves were based on the current and prospective leasing activity of the properties to reflect the estimated fair value of the collateral. The fair value estimate of the collateral was determined using a discounted cash flow model which included inputs based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. Refer to Note 13, “Fair Value” for information on valuation inputs.
(3)For the year ended December 31, 2022, excludes $0.2 million related to additional proceeds received on one senior loan collateralized by a student housing property which was resolved in the first quarter of 2022.
(4)During the first quarter of 2022, the Company received a $36.5 million repayment on one senior loan collateralized by a student housing property, which was $1.3 million less than the unpaid principal balance. As such, during the fourth quarter of 2021, the Company had recorded a $1.3 million specific CECL reserve on the loan, as the loss was probable at that point in time and was subsequently charged off in the first quarter of 2022.
The following table provides details on the changes in CECL reserves upon adoption on January 1, 2020 through the year ended December 31, 2020 (dollars in thousands):

Year Ended December 31,
2020
Allowance for loan losses at beginning of period	$272,624
Effect of CECL adoption(1)	21,093
Increase in general CECL reserve(2)	85,497
Charge-off	(41,160)
Transfer to loans held for sale(3)	(300,863)
CECL reserve at end of period	$37,191
_________________________________________
(1)Calculated by the Company’s PD/LGD model upon CECL adoption on January 1, 2020. See Note 2, “Summary of Significant Accounting Policies” for further details.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)Includes $5.2 million for a loan that was subsequently transferred to held for sale during the second quarter of 2020 and net provision recorded upon loan repayment totaling $2.7 million during the year ended December 31, 2020. Additionally, excludes $0.8 million determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to other liabilities recorded on the Company’s consolidated balance sheets.
(3)At December 31, 2020, the Company did not classify any of its loans as held for sale.

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
As of December 31, 2022, all loans and preferred equity were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the New York, New York Hotel mezzanine loan and the Long Island City, New York Office senior loan, as noted in “Nonaccrual and Past Due Loans” above. There were no loans and preferred equity held for investment with contractual payments past due as of December 31, 2021. For the year ended December 31, 2022 and December 31, 2021, no debt investment contributed more than 10.0% of interest income.
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking (dollars in thousands) as of December 31, 2022 and December 31, 2021, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for loans risk rating definitions.

	December 31, 2022
	2022	2021	2020	2019	2018 and Earlier	Total
Senior loans
Risk Rankings:
2	$—	$141,457	$42,710	$25,904	$—	$210,071
3	845,097	1,267,092	53,386	112,689	291,996	2,570,260
4	—	24,871	—	192,920	304,822	522,613
5	—	—	—	68,330	68,432	136,762
Total Senior loans	845,097	1,433,420	96,096	399,843	665,250	3,439,706

Mezzanine loans
Risk Rankings:
3	24,056	—	—	—	4,459	28,515
4	—	—	—	72,151	—	72,151
5	—	—	—	—	12,120	12,120
Total Mezzanine loans	24,056	—	—	72,151	16,579	112,786

Preferred equity interests
Risk Rankings:
3	22,497	—	—	—	—	22,497
Total Preferred equity interests and other	22,497	—	—	—	—	22,497

Total Loans held for investment	$891,650	$1,433,420	$96,096	$471,994	$681,829	$3,574,989
As of December 31, 2022, the average risk rating for loans and preferred equity held for investment was 3.2.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $263.4 million and $264.9 million at December 31, 2022 and December 31, 2021, respectively. Refer to Note 16, “Commitments and Contingencies” for further details. The Company recorded a $0.4 million and $0.4 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at December 31, 2022 and December 31, 2021, respectively. See Note 2, “Summary of Significant Accounting Policies” for further details.
4. Real Estate Securities
Investments in Investing VIEs
In the fourth quarter of 2022, the Company sold its retained investments in the subordinate tranches of one securitization trust for $36.9 million in total proceeds. As a result, the Company did not hold any subordinate tranches of securitization trusts as of December 31, 2022. In connection with the sale, the Company recorded an unrealized gain of $0.9 million and realized loss of $0.9 million as the accumulated losses related to the retained investments were reversed. These amounts, when incurred, are recorded as unrealized and realized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statement of operations. The Company also recorded a realized gain of $1.4 million as the sale proceeds from the transaction exceeded the GAAP book value of the Company’s retained investments at the time of sale. This amount, when incurred, is recorded as other gain (loss), net on the Company’s consolidated statement of operations. The Company also deconsolidated the securitization trust with approximate gross assets and liabilities of $682.8 million and $646.6 million, respectively, which excludes accrued interest receivable and payable amounts of $0.3 million and $0.3 million, respectively.
Prior to the sale, the Company was the directing certificate holder of the securitization trust and had the ability to appoint and replace the special servicer on all mortgage loans. As such, GAAP required the Company to consolidate the assets, liabilities, income and expenses of the securitization trust as Investing VIEs. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion on Investing VIEs.
Other than the securities represented by the Company’s subordinate tranches of the securitization trust, the Company did not have any claim to the assets or exposure to the liabilities of the securitization trust. The original issuers, who are unrelated third parties, guaranteed the interest and principal payments related to the investment grade securitization bonds in the securitization trust, and therefore these obligations did not have any recourse to the general credit of the Company as the consolidator of the securitization trust. The Company’s maximum exposure to loss did not exceed the carrying value of its retained investments in the securitization trust, or the subordinate tranches of the securitization trust.

BRIGHTSPIRE CAPITAL, INC.
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
As of December 31, 2021, the mortgage loans and the related mortgage obligations held in the securitization trust had an unpaid principal balance of $783.8 million and $681.2 million, respectively. As of December 31, 2021, the underlying collateral of the securitization trust consisted of 62 underlying commercial mortgage loans, with a weighted average coupon of 4.9% and a weighted average loan to value ratio of 60.7%.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of December 31, 2021 (dollars in thousands):

December 31, 2021
Assets
Mortgage loans held in a securitization trust, at fair value	$813,310
Receivables, net	3,325
Total assets	$816,635
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$777,156
Accrued and other liabilities	3,032
Total liabilities	$780,188
The Company elected the fair value option to measure the assets and liabilities of the securitization trusts, which requires that changes in valuations of the securitization trusts be reflected in the Company’s consolidated statements of operations.
As of December 31, 2021, the difference between the carrying values of the mortgage loans held in securitization trusts and the carrying value of the mortgage obligations issued by securitization trusts was $36.2 million and approximates the fair value of the Company’s retained investments in the subordinate tranches of the securitization trusts, which are eliminated in consolidation. Refer to Note 13, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIEs.
The below table presents net income attributable to the Company’s common stockholders for the years ended December 31, 2022, 2021 and 2020 generated from the Company’s investments in the subordinate tranches of the securitization trusts (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Statement of Operations
Interest expense	$—	$—	$(427)
Interest income on mortgage loans held in securitization trusts	32,163	51,609	92,461
Interest expense on mortgage obligations issued by securitization trusts	(29,434)	(45,460)	(83,952)
Net interest income	2,729	6,149	8,082
Operating expense	(671)	(1,308)	(1,476)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	854	41,904	(50,521)
Realized loss on mortgage loans and obligations held in securitization trusts, net	(854)	(36,623)	—
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$2,058	$10,122	$(43,915)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of December 31, 2022, and December 31, 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Land and improvements	$128,608	$134,453
Buildings, building leaseholds, and improvements	505,297	530,815
Tenant improvements	17,851	17,944
Construction-in-progress	—	660
Subtotal	$651,756	$683,872
Less: Accumulated depreciation	(87,109)	(70,861)
Net lease portfolio, net	$564,647	$613,011
The following table presents the Company’s portfolio of other real estate as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Land and improvements	$29,582	$29,582
Buildings, building leaseholds, and improvements	152,186	152,180
Tenant improvements	18,757	17,303
Furniture, fixtures and equipment	135	135
Construction-in-progress	3,011	460
Subtotal	$203,671	$199,660
Less: Accumulated depreciation	(35,850)	(29,460)
Other portfolio, net	$167,821	$170,200
At December 31, 2021, the Company held one foreclosed property which was included in assets held for sale with a carrying value of $33.5 million.
Depreciation Expense
Depreciation expense on real estate was $24.9 million, $25.8 million and $41.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Property Operating Income
For the years ended December 31, 2022, 2021 and 2020 the components of property operating income were as follows (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease revenues(1)
Minimum lease revenue	$77,270	$83,498	$146,700
Variable lease revenue	10,992	9,815	22,197
	$88,262	$93,313	$168,897
Hotel operating income	1,566	9,200	5,720
	$89,828	$102,513	$174,617
_________________________________________
(1)Excludes amortization expense related to above and below-market leases of $1.0 million and income of $1.4 million for the year ended December 31, 2022, respectively. Excludes amortization expense related to above and below-market leases of $1.3 million and income of $1.4 million for the year ended December 31, 2021, respectively. Excludes amortization expense related to above and below-market leases of $2.4 million and income of $2.8 million for the year ended December 31, 2020, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2022 and 2021, the Company had no single property with property operating income equal to or greater than 10.0% of total revenue of the Company.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of December 31, 2022 (dollars in thousands):

2023	$77,113
2024	73,164
2025	66,757
2026	59,802
2027	56,754
2028 and thereafter	318,991
Total	$652,581
The rental properties owned at December 31, 2022 are leased under noncancellable operating leases with current expirations ranging from 2022 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the years ended December 31, 2022, 2021 and 2020 was $3.1 million, $3.1 million and $3.2 million, respectively.
Refer to Note 16, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of December 31, 2022.
Real Estate Held for Sale
As of December 31, 2022, the Company did not have any properties held for sale. As of December 31, 2021, the Company held one net lease property and one hotel as held for sale. These properties consisted of $44.2 million of real estate, net and $0.1 million of deferred leasing costs and intangible assets which were included in assets held for sale on the Company’s consolidated balance sheet.
Real Estate Sales
During the year ended December 31, 2022, the Company completed the sale of one net lease property for a gross sales price of $19.6 million which resulted in a $7.6 million gain on sale and is included in other gain (loss), net on the consolidated statement of operations. The Company also sold one hotel property for a gross sales price of $36.0 million which resulted in a $2.4 million gain on sale and is included in other gain (loss), net on the consolidated statement of operations. The one net lease and one hotel property were held for sale as of December 31, 2021.
During the year ended December 31, 2021, the Company completed the sale of an industrial portfolio for a total gross sales price of $335.0 million and a total net gain of $11.8 million.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at December 31, 2022 and December 31, 2021 are as follows (dollars in thousands):

	December 31, 2022
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$75,503	$(35,805)	$39,698
Deferred leasing costs	28,641	(15,843)	12,798
Above-market lease values	8,359	(6,875)	1,484
	$112,503	$(58,523)	$53,980
Intangible Liabilities
Below-market lease values	$16,074	$(11,235)	$4,839

	December 31, 2021
	Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)
Deferred Leasing Costs and Intangible Assets
In-place lease values	$81,869	$(34,555)	$47,314
Deferred leasing costs	29,863	(14,701)	15,162
Above-market lease values	10,171	(7,666)	2,505
	$121,903	$(56,922)	$64,981
Intangible Liabilities
Below-market lease values	$16,166	$(9,942)	$6,224
_________________________________________
(1)Excludes deferred leasing costs and intangible assets and intangible liabilities related to assets held for sale at December 31, 2021.

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Above-market lease values	$(1,003)	$(1,271)	$(2,400)
Below-market lease values	1,367	1,369	2,815
Net increase (decrease) to property operating income	$364	$98	$415

In-place lease values	$5,976	$6,910	$12,045
Deferred leasing costs	3,008	3,104	5,968
Other intangibles	—	172	62
Amortization expense	$8,984	$10,186	$18,075

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of December 31, 2022 (dollars in thousands):

	2023	2024	2025	2026	2027	2028 and thereafter	Total
Above-market lease values	$(579)	$(458)	$(280)	$(101)	$(49)	$(17)	$(1,484)
Below-market lease values	1,379	1,379	1,379	702	—	—	4,839
Net increase (decrease) to property operating income	$800	$921	$1,099	$601	$(49)	$(17)	$3,355

In-place lease values	$5,072	$4,773	$4,088	$3,254	$3,151	$19,360	$39,698
Deferred leasing costs	2,596	2,302	1,885	978	860	4,177	12,798
Amortization expense	$7,668	$7,075	$5,973	$4,232	$4,011	$23,537	$52,496
7. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Restricted cash:
Borrower escrow deposits	$79,055	$73,344
Capital expenditure reserves	8,623	8,921
Working capital and other reserves	2,145	2,310
Real estate escrow reserves	1,583	2,025
Tenant lockboxes	1,102	241
Total	$92,508	$86,841
The following table presents a summary of other assets as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Other assets:
Right-of-use lease asset	$25,237	$24,970
Tax receivable and deferred tax assets	19,117	26,194
Deferred financing costs, net - credit facilities	4,630	2,113
Investments in unconsolidated ventures ($3,035 and $4,406 at fair value, respectively)	3,035	20,591
Other	1,806	2,141
Derivative assets	1,601	1,373
Prepaid expenses	247	5,069
Total	$55,673	$82,451

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents a summary of accrued and other liabilities as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Accrued and other liabilities:
Current and deferred tax liability	$26,198	$34,612
Operating lease liability	25,961	25,205
Accounts payable, accrued expenses and other liabilities	15,087	20,168
Interest payable	11,680	11,076
Prepaid rent and unearned revenue	7,688	7,669
Tenant security deposits	411	424
Unfunded CECL loan allowance	389	432
Other	219	228
Total	$87,633	$99,814
Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests in PE Investments under the fair value option, which interests ranged from 1.0% to 15.6% as of December 31, 2022 and December 31, 2021. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
Investments in Unconsolidated Ventures
During the second quarter of 2022 the Company sold an equity method investment for a gross sales price of $38.1 million and recognized a realized gain of $21.9 million. The realized gain is included in other gain (loss), net on the Company’s consolidated statements of operations.
During the third quarter of 2021, a mixed-use project in which the Company is the mezzanine lender recorded fair value losses totaling $268.5 million. As a result, the Company recognized its proportionate share of fair value losses equaling $97.9 million during the third quarter of 2021. The loss write-down represented the Company’s remaining proportionate share in the investment. During the year ended December 31, 2020, the Company recorded its proportionate share of fair value losses on the mixed-use project of $89.3 million. The mixed-use project did not recognize any interest income for the years ended December 31, 2022 and December 31, 2021. For the year ended December 31, 2020, the mixed-use project’s total interest income was $13.8 million and the Company recognized its proportionate share of $2.4 million.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Debt
The following table presents debt as of December 31, 2022 and December 31, 2021 (dollars in thousands):

						December 31, 2022		December 31, 2021
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	SOFR(4) + 1.82%		$502,717	$501,406	$840,423	$836,812
BRSP 2021-FL1(3)		Non-recourse	Aug-38	LIBOR + 1.49%		670,000	666,194	670,000	664,087
Subtotal securitization bonds payable, net						1,172,717	1,167,600	1,510,423	1,500,899

Mortgage and other notes payable, net
Net lease 6		Non-recourse	Oct-27	4.45%		22,559	22,559	23,117	23,117
Net lease 5		Non-recourse	Nov-26	4.45%		3,220	3,168	3,282	3,216
Net lease 4		Non-recourse	Nov-26	4.45%		6,948	6,834	7,081	6,939
Net lease 3(5)		Non-recourse	Jan-22	6.00%		—	—	11,867	11,807
Net lease 7		Non-recourse	Jul-23	LIBOR + 2.15%		432	424	908	889
Net lease 5		Non-recourse	Aug-26	4.08%		30,009	29,853	30,639	30,442
Net lease 1(6)		Non-recourse	Nov-26	4.45%		17,486	17,200	17,823	17,465
Net lease 1(7)		Non-recourse	Mar-28	4.38%		11,526	11,089	11,769	11,332
Net lease 2(8)		Non-recourse	Jun-25	3.91%		162,449	164,752	181,504	184,078
Net lease 3		Non-recourse	Sep-33	4.77%		200,000	198,778	200,000	198,689
Other real estate 1		Non-recourse	Oct-24	4.47%		103,218	103,391	105,090	105,452
Other real estate 3		Non-recourse	Jan-25	4.30%		70,870	70,569	72,359	71,922
Other real estate 6(9)		Non-recourse	Apr-24	LIBOR + 2.95%		—	—	30,000	29,859
Loan 9(10)		Non-recourse	Jun-24	LIBOR + 3.00%		27,851	27,851	65,377	65,376
Subtotal mortgage and other notes payable, net						656,568	656,468	760,816	760,583

Bank credit facility
Bank credit facility	$165,000	Recourse	Jan-27 (11)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1 facility 3	$400,000	Limited Recourse(12)	July-27(13)	SOFR + 1.86%	(14)	220,054	220,054	109,915	109,915
Bank 3 facility 3	600,000	Limited Recourse(12)	April-27(15)	SOFR + 2.05%	(14)	415,892	415,892	157,409	157,409
Bank 7 facility 1	600,000	Limited Recourse(12)	Apr-26(16)	LIBOR/SOFR + 1.85%	(14)	351,539	351,539	358,181	358,181
Bank 8 facility 1	250,000	Limited Recourse(12)	Jun-25(17)	LIBOR/SOFR + 2.39%	(14)	105,104	105,104	177,519	177,519
Bank 9 facility 1	400,000	(18)	June-27(19)	LIBOR/SOFR + 1.73%	(14)	247,404	247,404	102,098	102,098
Subtotal master repurchase facilities	$2,250,000					1,339,993	1,339,993	905,122	905,122

Subtotal credit facilities						1,339,993	1,339,993	905,122	905,122

Total						$3,169,278	$3,164,061	$3,176,361	$3,166,604
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
(8)As of December 31, 2022, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $162.4 million.
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
(14)Represents the weighted average spread as of December 31, 2022. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR or SOFR plus 1.50% to 3.00%.
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
(17)The current maturity date is June 2023, with a two-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing agreements.
(18)Recourse is either 25.0% or 50.0% depending on loan metrics.
(19)The current maturity date is June 2025, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at December 31, 2022 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
2023	$2,566	$—	$2,566	$—
2024	133,288	—	133,288	—
2025	340,698	—	235,594	105,104
2026	406,163	—	54,624	351,539
2027	903,705	—	20,355	883,350
2028 and thereafter	1,382,858	1,172,717	210,141	—
Total	$3,169,278	$1,172,717	$656,568	$1,339,993

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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of December 31, 2022, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of December 31, 2022, the Company was in compliance with all of its financial covenants under the Credit Agreement.
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
CLNC 2019-FL1
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.4 million of investment

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
grade notes. As of December 31, 2022, the securitization reflects an advance rate of 75.2% at a weighted average cost of funds of Adjusted Term SOFR plus 1.82% (before transaction expenses) and is collateralized by a pool of 18 senior loan investments.
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
As of February 19, 2022, the benchmark index interest rate was converted from Compounded SOFR to Term SOFR, plus a benchmark adjustment of 11.448 basis points, conforming with the indenture agreement. Term SOFR for any interest accrual period shall be the one-month CME Term SOFR Reference Rate as published by the CME Group Benchmark Administration on each benchmark determination date.
As of December 31, 2022, half of the CLNC 2019-FL1 mortgage assets are indexed to LIBOR and the borrowings under CLNC 2019-FL1 are indexed to Term SOFR, creating an underlying benchmark index rate basis difference between a portion of the CLNC 2019-FL1 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. The Company has the right to transition the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities, and will make the determination taking into account the loan portfolio as a whole. The transition to SOFR is not expected to have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
CLNC 2019-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During 2022, nine loans held in CLNC 2019-FL1 were fully repaid and three loans partially repaid totaling $337.7 million. During the fourth quarter 2022, one loan investment held in CLNC 2019-FL1 was removed as a result of the loan becoming a credit risk collateral interest, totaling $59.9 million. The Company exchanged the credit risk collateral interest for substitute loan investments equal to the par principal balance of the credit risk collateral interest. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of payments.
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
BRSP 2021-FL1
In July 2021, the Company executed a securitization transaction through wholly-owned subsidiaries, BRSP 2021-FL1, Ltd. and BRSP 2021-FL1, LLC (collectively, “BRSP 2021-FL1”), which resulted in the sale of $670.0 million of investment grade notes. The securitization reflects an advance rate of 83.75% at a weighted average cost of funds of LIBOR plus 1.49% (before transaction costs), and is collateralized by a pool of 29 senior loan investments.
BRSP 2021-FL1 includes a two-year reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that the Company reinvest the available proceeds within BRSP 2021-FL1. For the year ended December 31, 2022, ten loans held in BRSP 2021-FL1 were fully repaid, totaling $179.2 million. The Company replaced the repaid loans by contributing existing loan investments of equal value.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2022, the Company had $1.5 billion carrying value of CRE debt investments and other assets financed with $1.2 billion of securitization bonds payable, net. As of December 31, 2021, the Company had $1.8 billion carrying value of CRE debt investments financed with $1.5 billion of securitization bonds payable, net.
Master Repurchase Facilities
As of December 31, 2022, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.3 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of December 31, 2022, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of December 31, 2022, the Company had $1.8 billion carrying value of CRE debt investments financed with $1.3 billion under the Master Repurchase Facilities. As of December 31, 2021, the Company had $1.2 billion carrying value of CRE debt investments financed with $905.1 million under the Master Repurchase Facilities.
During the year ended December 31, 2022, the Company amended the below Master Repurchase Facilities as follows:
•Increased the borrowing capacity of Bank 7 by $100.0 million and extended the maturity date to April 2025, with a one-year extension option;
•Increased the borrowing capacity of Bank 9 by $100.0 million and extended the maturity date to June 2025, with two one-year extension options;
•Extended the maturity of Bank 3 to April 2025, with two one-year extension options, and replaced LIBOR with SOFR as the benchmark applicable to loans entered into prior to January 1, 2022;
•Extended the maturity date of Bank 1 to July 2024, with three one- year extension options, and replaced LIBOR with SOFR as the benchmark applicable to loans entered into prior to January 1, 2022; and
•Amended five individual facilities to reduce the minimum tangible net worth covenant requirement from $1.4 billion to $1.1 billion.
As of December 31, 2022 and December 31, 2021, the Company did not hold any Master Repurchase Facilities where the collateral exceeded the amounts borrowed by more than 10% of total equity.
CMBS Credit Facilities
As of December 31, 2022, the Company had entered into eight master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The CMBS Credit Facilities were undrawn as of December 31, 2022 and December 31, 2021.
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
For the years ended December 31, 2021 and 2020, the total management fee expense incurred was $9.6 million and $29.7 million, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Incentive Fee
Following the Internalization on April 30, 2021, the Company no longer pays an incentive fee to the Manager.
The Company did not incur any incentive fees for the years ended December 31, 2021 and 2020, respectively.
Reimbursements of Expenses
Following the Internalization on April 30, 2021, the Company no longer reimburses expenses incurred by the Manager.
For the years ended December 31, 2021 and 2020, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $3.1 million and $9.8 million, respectively, and are included in operating expense on the consolidated statements of operations.
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
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $7.9 million and $14.0 million, respectively, within compensation and benefits in the consolidated statement of operations for the years ended December 31, 2022 and December 31, 2021. For the year ended December 31, 2020, the Company recognized share-based compensation expense of $4.0 million to its Manager within compensation and benefits in the consolidated statement of operations.
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
The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the years ended December 31, 2022, 2021 and 2020:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested Shares at December 31, 2019	1,335,590	—	1,335,590	$18.56	$—
Granted	237,340	—	237,340	3.70	—
Vested	(476,747)	—	(476,747)	17.33	—
Forfeited	(211,113)	—	(211,113)	17.20	—
Unvested shares at December 31, 2020	885,070	—	885,070	$15.56	$—
Granted	1,468,293	276,000	1,744,293	8.36	11.96
Vested	(871,269)	(4,000)	(875,269)	15.19	11.96
Unvested shares at December 31, 2021	1,482,094	272,000	1,754,094	$8.64	$11.96
Granted	1,524,482	—	1,524,482	8.59	—
Vested	(605,422)	—	(605,422)	9.18	—
Forfeited	(92,463)	—	(92,463)	8.48	—
Unvested shares at December 31, 2022	2,308,691	272,000	2,580,691	$8.47	$11.96
Fair value of equity awards that vested during the years ended December 31, 2022 and December 31, 2021, determined based on their respective fair values at vesting date, was $4.1 million and $5.4 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2022, aggregate unrecognized compensation cost for all unvested equity awards was $12.7 million, which is expected to be recognized over a weighted-average period of 1.9 years. At December 31, 2021, aggregate unrecognized compensation cost for all unvested equity awards was $8.5 million, which is expected to be recognized over a weighted-average period of 1.9 years. At December 31, 2020, aggregate unrecognized compensation cost for all unvested equity awards was $4.1 million, expected to be recognized over a weighted-average period of 1.1 years.
11. Stockholders’ Equity
Authorized Capital
As of December 31, 2022, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of December 31, 2022 and December 31, 2021.
Dividends
During the year ended December 31, 2022, the Company declared the following dividend on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 15, 2022	March 31, 2022	April 15, 2022	$0.19
June 15, 2022	June 30, 2022	July 15, 2022	$0.20
September 15, 2022	September 30, 2022	October 14, 2022	$0.20
December 14, 2022	December 31, 2022	January 17, 2023	$0.20
Share Repurchases
In May 2022, the Company’s board of directors authorized a stock repurchase program (“Stock Repurchase Program”) under which the Company may repurchase up to $100.0 million of its outstanding Class A common stock until April 30, 2023. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, in privately negotiated transactions or otherwise. The Company has a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b-18 under the Exchange Act. The Stock Repurchase Program will be utilized at management’s discretion and in accordance with the requirements of the SEC. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements and other conditions.
The Company did not repurchase any shares of its Class A common stock during the three months ended December 31, 2022. During the year ended December 31, 2022, the Company repurchased 2.2 million shares of Class A common stock at a weighted average price of $8.40 per share for an aggregate cost of $18.3 million.
As of December 31, 2022, there was $81.7 million remaining available to make repurchases under the Stock Repurchase Plan. Additionally, and separate from the Stock Repurchase Program, the Company redeemed the 3.1 million total outstanding membership units in the OP held by a third-party representing noncontrolling interests at a price of $8.25 per unit for a total cost of $25.4 million.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Changes in Components of AOCI - Stockholders

(dollars in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2019	$15,909	$25,872	$(13,487)	$28,294
Other comprehensive income (loss) before reclassification	(88,646)	21,255	20,673	(46,718)
Amounts reclassified from AOCI	73,012	—	—	73,012
Net current period OCI	(15,634)	21,255	20,673	26,294
AOCI at December 31, 2020	$275	$47,127	$7,186	$54,588
Other comprehensive income (loss) before reclassification	137	—	(10,905)	(10,768)
Amounts reclassified from AOCI	(412)	(29,234)	(5,468)	(35,114)
Net current period OCI	(275)	(29,234)	(16,293)	(45,802)
AOCI at December 31, 2021	$—	$17,893	$(9,107)	$8,786
Other comprehensive income (loss) before reclassification	—	—	(9,316)	(9,316)
Amounts reclassified from OP	—	710	(856)	(146)
Net current period OCI	—	710	(10,172)	(9,462)
AOCI at December 31, 2022	$—	$18,603	$(19,279)	$(676)
Changes in Components of AOCI - Noncontrolling Interests in the OP

(dollars in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2019	$612	$893	$(801)	$704
Other comprehensive income (loss) before reclassification	(2,431)	510	529	(1,392)
Amounts reclassified from AOCI	1,746	—	—	1,746
Net current period OCI	(685)	510	529	354
AOCI at December 31, 2020	$(73)	$1,403	$(272)	$1,058
Other comprehensive income (loss) before reclassification	98	—	(473)	(375)
Amounts reclassified from AOCI	(25)	(693)	(127)	(845)
Net current period OCI	73	(693)	(600)	(1,220)
AOCI at December 31, 2021	$—	$710	$(872)	$(162)
Other comprehensive income	—	—	16	16
Amounts reclassified to Stockholders	—	(710)	856	146
Net current period OCI	—	(710)	872	162
AOCI at December 31, 2022	$—	$—	$—	$—

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Components of AOCI - Noncontrolling Interests in investment entities

(dollars in thousands)	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2019	$—	$—
Other comprehensive income	2,193	2,193
AOCI at December 31, 2020	$2,193	$2,193
Other comprehensive income before reclassification	(321)	(321)
Amounts reclassified from AOCI	—	—
Net current period OCI	(321)	(321)
AOCI at December 31, 2021	$1,872	$1,872
Other comprehensive income before reclassification	—	—
Amounts reclassified from AOCI	(1,872)	(1,872)
Net current period OCI	(1,872)	(1,872)
AOCI at December 31, 2022	$—	$—

The following table presents the details of the reclassifications from AOCI for the year ended December 31, 2021:

(dollars in thousands)
Component of AOCI reclassified into earnings	Year Ended December 31, 2021	Affected Line Item in the Consolidated Statements of Operations
Realized gain on sale of real estate securities	$1,276	Other gain (loss), net
Impairment of real estate securities	(967)	Other gain (loss), net
Foreign currency translation gain (loss)	5,468	Other gain (loss), net
Realized gain (loss) on net investment hedges	29,234	Other gain (loss), net
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
Net income (loss) attributable to the noncontrolling interests was based on such members ownership percentage of the OP. Net income attributable to the noncontrolling interests of the OP was $1.0 million for the year ended December 31, 2022. Net loss attributable to the noncontrolling interests of the OP was $1.8 million and $8.4 million for the years ended December 31, 2021 and 2020, respectively.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities was de minimis for the year ended December 31, 2022 and the net loss attributable to noncontrolling interests in the investment entities was $1.7 million and $13.9 million for the years ended December 31, 2021 and 2020, respectively.
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
on a recurring basis as of December 31, 2022 and December 31, 2021 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other assets - PE Investments	$—	$—	$3,035	$3,035	$—	$—	$4,406	$4,406
Mortgage loans held in securitization trusts, at fair value	—	—	—	—	—	—	813,310	813,310
Other assets - derivative assets	—	1,601	—	1,601	—	1,373	—	1,373
Liabilities:
Mortgage obligations issued by securitization trusts, at fair value	$—	$—	$—	$—	$—	$777,156	$—	$777,156
Other liabilities - derivative liabilities	—	—	—	—	—	9	—	9
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the year ended December 31, 2022 and the year ended December 31, 2021 (dollars in thousands):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Other assets - PE Investments	Mortgage loans held in securitization trusts(1)	Other assets - PE Investments	Mortgage loans held in securitization trusts
Beginning balance	$4,406	$813,310	$6,878	$1,768,069
Distributions/paydowns	(1,371)	(20,515)	(2,380)	(78,903)
Sale of investments	—	(36,154)	—	(28,662)
Deconsolidation of securitization trust(2)	—	(646,610)	—	(802,196)
Equity in earnings	—	—	(92)	—
Unrealized loss in earnings	—	(109,177)	—	(8,375)
Realized loss in earnings	—	(854)	—	(36,623)
Ending balance	$3,035	$—	$4,406	$813,310
_________________________________________
(1)For the year ended December 31, 2022, the Company recorded an unrealized loss of $109.2 million related to mortgage loans held in securitization trusts, at fair value and an unrealized gain of $110.1 million related to mortgage obligations held in securitization trusts, at fair value.
(2)In December 2022 and April 2021, the Company sold its retained investments in the subordinate tranches of two individual securitization trusts. As a result of the sale, the Company deconsolidated both of the securitization trusts.
As of December 31, 2022 and December 31, 2021, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of December 31, 2022 and December 31, 2021, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. As of December 31, 2021, the key unobservable inputs used in the valuation of mortgage obligations issued by securitization trusts included a blended yield of 17.5% and a weighted average life of 5.4 years. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the year ended December 31, 2022, the Company recorded a realized loss of $0.9 million related to the sale of the Company’s retained interests in the subordinate tranches of one securitization trust. For the year ended December 31, 2021, the Company recorded a $36.6 million realized loss on mortgage loans held in securitization trusts, at fair value, which is comprised of a $19.5 million loss upon the sale of the Company’s retained interests in the subordinate tranches of one securitization trust. Additionally, the Company recorded a realized loss of $17.1 million related to the sale of two underlying loans held within one of its retained investments in the subordinate tranches of another securitization trust, of which the realized loss was previously included in the Company’s loss projections and therefore no fair value write down was required. For the year ended December 31, 2020, the Company did not record a realized gain on mortgage loans held in securitization trusts, at fair value.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2022, 2021 and 2020 the Company recorded a net unrealized gain of $0.9 million, net unrealized gain of $41.9 million and net unrealized loss of $50.5 million, respectively, related to mortgage loans held in securitization trusts, at fair value. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statement of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of December 31, 2022 and December 31, 2021, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022			December 31, 2021
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans held for investment, net(2)	$3,586,248	$3,468,742	$3,480,001	$3,500,658	$3,449,009	$3,464,060
Financial liabilities:(1)
Securitization bonds payable, net	$1,172,717	$1,167,600	$1,172,717	$1,510,423	$1,500,899	$1,510,423
Mortgage and other notes payable, net	656,568	656,468	656,568	760,816	760,583	760,816
Master repurchase facilities	1,339,993	1,339,993	1,339,993	905,122	905,122	905,122
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $263.4 million and $264.9 million as of December 31, 2022 and December 31, 2021, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2022. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of December 31, 2022, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of December 31, 2022, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following tables summarize assets carried at fair value on a nonrecurring basis as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Loans held for investment, net(1)	$—	$—	$79,596	$79,596

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Loans held for investment, net(2)	$—	$—	$38,083	$38,083
_________________________________________
(1)During the third quarter of 2022, the Company recorded $57.2 million of specific CECL reserves related to two Long Island City, New York office senior loans. The Company elected to use a practical expedient in accordance with the CECL standard to determine the estimated fair value of the collateral. The specific CECL reserves were based on the current and prospective leasing activity of the properties to reflect the estimated fair value of the collateral. The estimated fair value of the collateral was determined by using a discounted cash flow model and level 3 inputs, which included assuming a rent per square foot ranging from $25 to $34, a capitalization rate ranging from 6.0% to 6.5% and a discount rate ranging from 9.5% to 12.2%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2022 and December 31, 2021, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	Non-Designated Hedges
	December 31, 2022	December 31, 2021
Derivative Assets
Foreign exchange contracts	$1,599	$1,373
Interest rate contracts	2	—
Included in other assets	$1,601	$1,373
Derivative Liabilities
Interest rate contracts	$—	$(9)
Included in accrued and other liabilities	$—	$(9)
As of December 31, 2022, the Company’s counterparties do not hold any cash collateral.
The following table summarizes the Company’s FX forwards and interest rate contracts as of December 31, 2022 and December 31, 2021:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)	Range of Maturity Dates
		Non-Designated
December 31, 2022
FX Forward	NOK	99,733	February 2023 - May 2024
Interest Rate Swap	USD	$285	July 2023

December 31, 2021
FX Forward	NOK	190,772	February 2022 - May 2024
Interest Rate Swap	USD	$30,762	April 2022 - July 2023
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Other gain (loss), net
Non-designated foreign exchange contracts	$1,827	$37,674	$2,979
Non-designated interest rate contracts	12	28	(17,085)
	$1,839	$37,702	$(14,106)
Other income
Non-designated foreign exchange contracts	$—	$—	$178
	$—	$—	$178
Accumulated other comprehensive income (loss)
Designated foreign exchange contracts	$—	$(29,927)	$21,764
	$—	$(29,927)	$21,764
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Net Amounts of Assets (Liabilities)
December 31, 2022
Derivative Assets
Foreign exchange contracts	$1,599	$1,599
Interest rate contracts	2	2
	$1,601	$1,601

December 31, 2021
Derivative Assets
Foreign exchange contracts	$1,373	$1,373
	$1,373	$1,373
Derivative Liabilities
Interest rate contracts	$(9)	$(9)
	$(9)	$(9)
The Company did not offset any of its derivatives positions as of December 31, 2022 and December 31, 2021.
15.    Income Taxes
The Company is subject to income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local non-U.S. jurisdictions, primarily in Europe. The Company’s current primary sources of income subject to tax are income from certain PE investments and a real estate investment in Europe.
The following table provides a summary of the Company’s tax provisions (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$(1,267)	$(9,306)	$13,125
State and local	(1,458)	3,347	(1,730)
Foreign	(1,762)	(402)	(669)
Total current tax benefit (expense)	(4,487)	(6,361)	10,726
Deferred
Federal	516	(383)	(808)
Foreign	1,531	468	980
Total deferred tax benefit	2,047	85	172
Total income tax benefit (expense)	$(2,440)	$(6,276)	$10,898
Deferred Income Tax Assets and Liabilities
Deferred tax asset is included in other assets while deferred tax liability is included in accrued and other liabilities on the consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of deferred tax assets and deferred tax liabilities arising from temporary differences are as follows (dollars in thousands):

	December 31,
	2022	2021
Deferred tax assets
Basis difference - investment in partnerships	$7,956	$7,583
Disallowed interest expense carry forwards	—	524
Lease liability—corporate offices	1,624	1,061
Equity-based compensation	9	8
Net operating and capital loss carry forwards(1)	1,862	6,253
Gross deferred tax asset	11,451	15,429
Valuation allowance(2)	(8,055)	(12,772)
Deferred tax assets, net of valuation allowance	$3,396	$2,657

Deferred tax liabilities
Basis difference - real estate	(25,173)	(29,896)
Real estate, leases and related intangible liabilities	—	(115)
ROU lease asset—corporate offices	(1,552)	(1,061)
Other	(14)	(157)
Gross deferred tax liabilities	(26,739)	(31,229)
Net deferred tax liability	$(23,343)	$(28,572)
_________________________________________
(1)    As of December 31, 2022, deferred tax assets include $6.5 million of federal net operating loss carryforwards, of which $3.0 million begin to expire in 2036 and $3.5 million are carried forward indefinitely and $2.4 million of capital loss carryforwards that will expire in 2026. As of December 31, 2021, deferred tax assets include $8.2 million of federal operating loss carryforwards, of which $4.5 million begin to expire in 2034 and $3.7 million are carried forward indefinitely.
(2)    As of December 31, 2022, the Company had $6.1 million of deferred tax assets relating to basis difference - investment in partnerships and $1.9 million of deferred tax assets relating to net operating and capital loss carryforwards. As of December 31, 2021, the Company had $6.3 million of deferred tax assets relating to basis difference - investment in partnerships, $6.3 million of deferred tax assets relating to net operating and capital loss carryforwards and $0.2 million of deferred tax assets relating to other items. As the realization of these assets are not more likely than not, the Company has provided a full valuation allowance against these deferred tax assets.
Effective Income Tax
The Company’s income tax expense varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation of the statutory U.S. income tax to the Company’s effective income tax is presented as follows (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Pre-tax income (loss) attributable to taxable entities	$10,045	$22,077	$(15,652)
Federal tax expense (benefit) at statutory tax rate (21%)	2,109	4,636	(3,287)
State and local taxes, net of federal income tax expense	—	81	34
Permanent adjustments	(155)	—	(116)
Adjustments for foreclosure property	(464)	479	1,030
Foreign income tax differential	12	(4)	(172)
Return to provision	2,313	(1)	1,364
Valuation allowance, net	(4,717)	1,365	(6,095)
Tax rate benefit of capital loss carryback	—	—	(3,058)
Other	3,342	(280)	(598)
Income tax (benefit) expense	$2,440	$6,276	$(10,898)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tax Examinations and Uncertainty in Income Tax
The Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2018. There were no material uncertain tax positions as of December 31, 2022 and December 31, 2021. For the years ended December 31, 2022, 2021 and 2020, the Company has not recognized any interest or penalties related to uncertain tax positions.
16. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2022, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $258.5 million for senior loans and $4.9 million for mezzanine loans. At December 31, 2021, total unfunded lending commitments for loans held for investment was $264.9 million for senior loans.
Ground Lease Obligation
The Company’s operating leases include ground leases acquired with real estate.
At December 31, 2022 and December 31, 2021, the weighted average remaining lease term was 13.7 years and 13.9 years for ground leases, respectively.
The following table presents ground lease expense, included in property operating expense, for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease expense:
Minimum lease expense	$3,075	$3,057	$3,194
Variable lease expense	—	—	—
	$3,075	$3,057	$3,194
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of December 31, 2022 (dollars in thousands):

2023	$3,110
2024	2,213
2025	2,148
2026	2,073
2027	1,755
2028 and thereafter	15,499
Total lease payments	26,798
Less: Present value discount	8,581
Operating lease liability (Note 7)	$18,217
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Office Lease
At December 31, 2022, the weighted average remaining lease term was 5.9 years for the office leases, which are located in New York, New York and Los Angeles, California.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2022 and 2021, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Year Ended December 31,
	2022	2021
Corporate Offices
Operating lease expense:
Fixed lease expense	$1,220	$532
	$1,220	$532
The operating lease liability for the office leases were determined using a weighted average discount rate of 2.36%. As of December 31, 2022, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices(1)
2023	$1,239
2024	1,293
2025	1,308
2026	1,323
2027	1,339
2028 and thereafter	1,729
Total lease payments	8,231
Less: Present value discount	487
Operating lease liability (Note 7)	$7,744
__________________________________________
(1)The Company entered into a Los Angeles, California office lease in the first quarter of 2022, with rent payments beginning in 2023.
For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of December 31, 2022, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
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
17. Segment Reporting
The Company presents its business within the following business segments:
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior loans, mezzanine loans, and preferred equity interests as well as participations in such loans. The segment also includes ADC loan arrangements accounted for as equity method investments.
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
•CRE Debt Securities—investments previously consisted of BBB and some BB rated CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool). It currently includes a sub-portfolio of private equity

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
funds.
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
The following tables present segment reporting for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate	Total
Year Ended December 31, 2022
Net interest income (expense)	$126,158	$2,729	$—	$(1,783)	$127,104
Property and other income	276	354	91,123	4,496	96,249
Property operating expense	—	—	(24,222)	—	(24,222)
Transaction, investment and servicing expense	(3,271)	62	(244)	19	(3,434)
Interest expense on real estate	—	—	(28,717)	—	(28,717)
Depreciation and amortization	—	—	(33,886)	(213)	(34,099)
Increase of current expected credit loss reserve	(70,635)	—	—	—	(70,635)
Compensation and benefits	—	—	—	(33,031)	(33,031)
Operating expense	(139)	(615)	(72)	(13,815)	(14,641)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	854	—	—	854
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(854)	—	—	(854)
Other gain (loss), net	21,355	1,462	12,455	(642)	34,630
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	73,744	3,992	16,437	(44,969)	49,204
Equity in earnings of unconsolidated ventures	25	—	—	—	25
Income tax expense	(518)	(1,076)	(846)	—	(2,440)
Net income (loss)	$73,251	$2,916	$15,591	$(44,969)	$46,789

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate	Total
Year Ended December 31, 2021
Net interest income (expense)	$117,628	$6,149	$—	$(4,267)	$119,510
Property and other income	1,013	157	102,724	1,073	104,967
Management fee expense	—	—	—	(9,596)	(9,596)
Property operating expense	—	—	(30,286)	—	(30,286)
Transaction, investment and servicing expense	(2,663)	(171)	(290)	(1,432)	(4,556)
Interest expense on real estate	—	—	(32,278)	—	(32,278)
Depreciation and amortization	—	—	(36,162)	(237)	(36,399)
Decrease of current expected credit loss reserve	1,432	—	—	—	1,432
Compensation and benefits	—	—	—	(32,143)	(32,143)
Operating expense	(650)	(1,336)	(133)	(15,749)	(17,868)
Restructuring charges	—	—	—	(109,321)	(109,321)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	41,904	—	—	41,904
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(36,623)	—	—	(36,623)
Other gain, net	55,797	341	11,170	6,759	74,067
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	172,557	10,421	14,745	(164,913)	32,810
Equity in earnings (loss) of unconsolidated ventures	(130,895)	(220)	—	—	(131,115)
Income tax benefit (expense)	(6,148)	(194)	66	—	(6,276)
Net income (loss)	$35,514	$10,007	$14,811	$(164,913)	$(104,581)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate(1)	Total
Year Ended December 31, 2020
Net interest income (expense)	$100,591	$10,488	$15	$(8,777)	$102,317
Property and other income	108	374	175,994	397	176,873
Management fee expense	—	—	—	(29,739)	(29,739)
Property operating expense	—	—	(64,987)	—	(64,987)
Transaction, investment and servicing expense	(3,738)	(376)	(781)	(5,080)	(9,975)
Interest expense on real estate	—	—	(48,860)	—	(48,860)
Depreciation and amortization	—	—	(59,766)	—	(59,766)
Increase of current expected credit loss reserve	(78,561)	—	—	—	(78,561)
Impairment of operating real estate	—	—	(42,814)	—	(42,814)
Compensation and benefits	—	—	—	(5,518)	(5,518)
Operating expense	(894)	(1,547)	(380)	(18,212)	(21,033)
Unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net	—	(52,086)	—	1,565	(50,521)
Other gain (loss), net	(36,971)	(91,817)	10,163	(100)	(118,725)
Loss before equity in earnings of unconsolidated ventures and income taxes	(19,465)	(134,964)	(31,416)	(65,464)	(251,309)
Equity in earnings (loss) of unconsolidated ventures	(136,386)	1,213	—	—	(135,173)
Income tax benefit (expense)	(587)	10,187	1,298	—	10,898
Net loss	$(156,438)	$(123,564)	$(30,118)	$(65,464)	$(375,584)
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents total assets by segment as of December 31, 2022 and December 31, 2021 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity(1)	CRE Debt Securities(2)	Net Leased and Other Real Estate	Corporate(3)	Total
December 31, 2022	$3,580,912	$15,459	$864,856	$289,162	$4,750,389
December 31, 2021	3,589,325	840,215	963,369	245,460	5,638,369
_________________________________________
(1)Includes investments in unconsolidated ventures totaling $16.2 million as of December 31, 2021.
(2)Includes PE Investments totaling $3.0 million and $4.4 million as of December 31, 2022 and December 31, 2021, respectively.
(3)Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of a securitization trust in consolidation.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total income by geography:
United States	$345,365	$201,344	$318,886
Europe	19,253	(7,038)	(27,874)
Total(1)	$364,618	$194,306	$291,012

	December 31, 2022	December 31, 2021
Long-lived assets by geography:
United States	$532,380	$553,368
Europe	254,068	294,824
Total(2)	$786,448	$848,192
_________________________________________
(1)Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.
(2)Long-lived assets are comprised of real estate and real estate-related intangible assets, and excludes financial instruments and assets held for sale.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2022, 2021 and 2020 consist of the following (dollars in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$46,789	$(104,581)	$(375,584)
Net (income) loss attributable to noncontrolling interests:
Investment Entities	12	1,732	13,924
Operating Partnership	(1,013)	1,803	8,361
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$45,788	$(101,046)	$(353,299)

Numerator:
Net (income) loss allocated to participating securities (non-vested shares)	$(1,604)	$—	$(322)
Net income (loss) attributable to common stockholders	$44,184	$(101,046)	$(353,621)

Denominator:
Weighted average shares outstanding - basic(1)	127,302	128,496	128,548
Weighted average shares outstanding - diluted(2)	129,300	128,496	128,548

Net income (loss) per common share - basic	$0.35	$(0.79)	$(2.75)
Net income (loss) per common share - diluted	$0.34	$(0.79)	$(2.75)
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,308,691 and 1,482,094 of restricted stock awards as of December 31, 2022 and December 31, 2021, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per common share.
(2)The calculation of diluted earnings per share for the year ended December 31, 2021 excludes the effect of weighted average unvested non-participating restricted shares of 1,603,486 as the effect would be antidilutive.
19. Restructuring Charges
In April 2021, the Company entered into the Termination Agreement with its Manager pursuant to which the Company internalized its management function and made a one-time cash payment of $102.3 million to the Manager. The Company no longer pays base management fees or incentive fees with respect to any period after April 30, 2021. The Company incurred $109.3 million of restructuring costs for the year ended December 31, 2021, which were paid by the Company in the second quarter of 2021. The additional restructuring costs of $7.0 million consist primarily of fees paid for legal and investment banking advisory services. There were no restructuring charges incurred for the year ended December 31, 2022. Refer to Note 1, “Business and Organization,” for further detail.
20. Subsequent Events
Dividends
In January 2023, the Company paid a quarterly cash dividend of $0.20 per share of its Class A common stock for the quarter ended December 31, 2022, to stockholders of record on December 31, 2022.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(Dollars in Thousands)

			Initial Cost			Gross Amount Carried at December 31, 2022 (1)
Property Description / Location	Number of Properties	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (1)(2)	Land	Building and Improvements	Total	Accumulated Depreciation(3)	Total	Date of Acquisition(4)	Life on Which Depreciation is Computed
Industrial-Arizona	1	$77,864	$14,494	$59,991	$78	$14,494	$60,069	$74,563	$8,353	$66,210	2018	40 years
Industrial-California	1	122,136	32,552	148,911	79	32,552	148,990	181,542	22,090	159,452	2018	40 years
Office-Colorado	1	30,009	2,359	41,410	6,906	2,359	48,316	50,675	10,103	40,572	2017	40 years
Office-Indiana	1	22,559	3,773	26,916	5,188	3,772	32,104	35,876	6,342	29,534	2017	40 years
Office-Missouri	1	103,218	22,079	131,292	(39,597)	14,725	99,049	113,774	21,411	92,363	2018	33 years
Office-Norway	1	162,448	55,054	277,439	(58,720)	48,521	225,253	273,774	32,534	241,240	2018	37 years
Office-Pennsylvania	1	70,870	12,480	130,942	(53,525)	7,675	82,222	89,897	14,438	75,459	2018	47 years
Retail-Illinois	1	4,122	—	7,338	(3,578)	—	3,760	3,760	811	2,949	2017	40 years
Retail-Indiana	1	3,220	—	5,171	(1,769)	—	3,402	3,402	649	2,753	2017	40 years
Retail-Kansas	1	5,120	1,048	7,023	(3,770)	535	3,766	4,301	897	3,404	2017	40 years
Retail-Maine	1	432	—	6,317	(3,953)	—	2,364	2,364	630	1,734	2017	40 years
Retail-Massachusetts	2	7,842	—	12,254	(5,939)	—	6,315	6,315	1,383	4,932	2017	40 years
Retail-New Hampshire	2	15,192	1,495	21,488	(11,097)	915	10,971	11,886	2,611	9,275	2017	40 years
Retail-New York	1	3,683	—	6,372	(3,074)	—	3,298	3,298	707	2,591	2017	40 years
Total operating real estate, net	16	$628,715	$145,334	$882,864	$(172,771)	$125,548	$729,879	$855,427	$122,959	$732,468
_________________________________________
(1)The aggregate gross cost of total real estate assets for federal income tax purposes is $1.0 billion as of December 31, 2022.
(2)Gross amount carried is shown net of impairment and net of the effect of changes in foreign exchange rates.
(3)Depreciation is calculated using a useful life of 1 to 47 years for buildings and improvements.
(4)Properties consolidated upon the Company’s formation reflect an acquisition date of February 1, 2018, the effective date of consolidation.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2022
(Dollars in Thousands)

Changes in the Company’s operating real estate portfolio gross of accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Balance at January 1	$883,532	$921,413	$1,594,870
Improvements and capitalized costs	4,011	2,691	7,701
Dispositions	—	—	(368,065)
Effect of changes in foreign exchange rates	(32,116)	(9,516)	8,765
Balance at December 31	$855,427	$914,588	$1,243,271
Classified as held for investment, net(1)	—	—	31,056
Classified as held for sale, net(2)	—	(31,056)	(352,914)
Balance at December 31, held for investment	$855,427	$883,532	$921,413
_________________________________________
(1)    Represents one property classified as held for sale at December 31, 2019 and transferred to held for investment, net during the year ended December 31, 2020.
(2)    Amounts classified as held for sale during the year and remain as held for sale at the end of the year.
Changes in accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Balance at January 1	$100,321	$82,156	$110,074
Depreciation expense	24,901	25,761	41,691
Dispositions	—	—	(34,090)
Effect of changes in foreign exchange rates	(2,263)	(1,224)	873
Balance at December 31	$122,959	$106,693	$118,548
Classified as held for investment(1)	—	—	2,608
Classified as held for sale(2)	—	(6,372)	(39,000)
Balance at December 31, held for investment	$122,959	$100,321	$82,156
_________________________________________
(1)    Amounts classified as held for investment during the year and remain as held for investment at the end of the year.
(2)    Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2022
(Dollars in Thousands)

Loan Type / Collateral / Location(1)	Number of Loans	Interest Rate Range(2)	Maturity Date Range(3)	Periodic Payment Terms(4)	Prior Liens(5)	Unpaid Principal Amount	Carrying Value(6)(7)	Principal Amount Subject to Delinquent Principal or Interest(8)
First mortgage:
Hotel-California, USA	1	9.14%	November 2024	I/O	$—	$184,953	$184,953	$—
Hotel-California, USA	1	7.59%	July 2023	I/O	—	120,000	119,868	—
Office-California, USA	1	8.72%	March 2023	I/O	—	115,500	115,500	—
Office-Massachusetts, USA	1	8.16%	March 2024	I/O	—	81,310	80,734	—
Office-Various, USA	30	6.89% - 10.11%	January 2023 to December 2024	Both	—	1,033,345	1,030,785	68,432
Multifamily -Various, USA	55	7.29% - 8.74%	April 2023 to May 2025	I/O	—	1,640,275	1,633,323	—
Other (Mixed-Use) - New York, USA	3	7.86% - 8.71%	November 2023 to May 2024	I/O	—	151,741	151,307	—
Industrial-California, USA	3	7.61% - 7.71%	April 2024 to August 2025	I/O	—	50,639	50,236	—
Hotel-Colorado, USA	1	7.89%	February 2024	I/O	—	73,000	73,000	—
	96				—	3,450,763	3,439,706	68,432
Subordinated mortgage and mezzanine:
Hotel-Various, USA	2	11.50% - 15.39%	March 2022 - July 2023	Both	179,490	40,290	40,410	12,000
Multifamily -Various, USA	3	7.00% - 13.00%	March 2023 - February 2025	Both	125,861	72,475	72,376	—
	5				305,351	112,765	112,786	12,000
Preferred equity interests:
Multifamily -Various, USA	1	12.00%	December 2032	I/O	119,189	22,720	22,497	—

Total Loans Gross	102				$424,540	$3,586,248	$3,574,989	$80,432
General CECL reserve							(49,081)
Specific CECL reserve							(57,166)
Carrying value, net							$3,468,742
_________________________________________
(1)Loans with carrying values that are individually less than 3% of the total carrying value have been aggregated according to collateral type and location.
(2)Variable rate loans are determined based on the applicable index in effect as of December 31, 2022.
(3)Represents contractual maturity that does not contemplate exercise of extension option.
(4)Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity.
(5)Prior liens represent loan amounts owned by third parties that are senior to the Company’s mezzanine or preferred equity positions and are approximate.
(6)Carrying amounts as of December 31, 2022 are presented gross of the Company’s CECL reserve of $106.2 million.
(7)The aggregate cost of loans and preferred equity held for investment is approximately $3.6 billion for federal tax purposes as of December 31, 2022.
(8)Represents principal balance of loans which are 90 days or more past due as to principal or interest. Includes the Long Island City, New York Office senior loan which is in interest payment default and was placed on a nonaccrual status on September 9, 2022. The total carrying value before the specific CECL reserve at December 31, 2022 is $68.4 million. In addition, this includes the New York, New York Hotel mezzanine loan which is in maturity default as of March 2022. However, because the borrower has provided all interest payments due through December 31, 2022, the loan has not been placed on nonaccrual status. The carrying value before CECL reserve at December 31, 2022 is $12.1 million. Subsequent to December 31, 2022 the New York, New York Hotel mezzanine loan was extended to December 2023.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
December 31, 2022
(Dollars in Thousands)
Activity in mortgage loans on real estate is summarized below:

	Year Ended December 31,
	2022	2021	2020
Balance at January 1	$3,449,009	$2,183,497	$2,563,884
Acquisitions/originations/additional funding	972,113	1,758,090	296,648
Loan maturities/principal repayments	(896,398)	(501,007)	(463,729)
Discount accretion/premium amortization	13,887	6,706	7,668
Capitalized interest	(220)	1,130	(1,049)
(Increase) decrease of CECL reserve	(70,900)	593	(85,744)
Charge-off	1,251	—	41,036
Effect of CECL adoption	—	—	(20,847)
Transfer to loans held for sale	—	—	(154,370)
Balance at December 31	$3,468,742	$3,449,009	$2,183,497

Item 16. Form 10-K Summary
Omitted at Registrant’s option.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Amended and Restated Master Combination Agreement, dated as of November 20, 2017, among Colony Capital Operating Company, LLC, NRF RED REIT Corp., NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP, Colony NorthStar Credit Real Estate, Inc. and Credit RE Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (No. 333-221685) effective December 6, 2017)

3.1
Articles of Amendment and Restatement of BrightSpire Capital, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended June 30, 2021 filed on August 5, 2021)

3.2*	Fifth Amended and Restated Bylaws of BrightSpire Capital, Inc.
4.1*	Description of the Registrant’s Securities
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
10.13†
Form of Restricted Stock Award Agreement to the BrightSpire Capital, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 5, 2022)

10.14†	BrightSpire Capital, Inc. 2022 Equity Incentive Plan, dated May 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 5, 2022)
10.15†*	BrightSpire Capital, Inc. Severance Policy
10.16
Master Repurchase Agreement, dated as of April 26, 2018, by and among Barclays Bank PLC, CLNC Credit 7, LLC and the other sellers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

10.17
First Amendment to Master Repurchase Agreement, dated as of January 22, 2021, by and among Barclays Bank PLC, CLNC Credit 7, LLC and the other sellers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on January 25, 2021)

Exhibit Number	Description of Exhibit
10.18
Second Amendment to Master Repurchase Agreement, dated as of February 8, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.19
Third Amendment to Master Repurchase Agreement dated as of June 1, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 6, 2022)

10.20
Fourth Amendment to Master Repurchase Agreement, dated as of July 7, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (f/k/a CLNC Credit 7, LLC) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) for the quarter ended June 30, 2022 filed on August 3, 2022)

10.21
Guaranty, made as of April 26, 2018, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

10.22
Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.23
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.24
Third Amendment to Guaranty, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.25
Master Repurchase Agreement, dated as of June 19, 2018, by and between CLNC Credit 6, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 25, 2018)

10.26
First Amendment to Master Repurchase Agreement, dated as of June 16, 2020, by and between CLNC Credit 6, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (No. 001-38377) filed on June 19, 2020)

10.27
Second Amendment to Master Repurchase Agreement and other Transaction Documents, dated as of April 14, 2021, by and between CLNC Credit 6, LLC, Credit RE Operating Company, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)**

10.28
Guaranty, dated as of June 19, 2018, by Credit RE Operating Company, LLC, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 25, 2018)

10.29
Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.30
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.31
Third Amendment to Guaranty, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.32
Reaffirmation of Guarantor, dated as of June 16, 2020, by Credit RE Operating Company, LLC, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (No. 001-38377) filed on June 19, 2020)

10.33
Reaffirmation of Guarantor, dated as of April 14, 2021, by Credit RE Operating Company, LLC, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.34
Master Repurchase and Securities Contract, dated as of November 2, 2018, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on November 7, 2018)

10.35
Amendment No. 1 to Master Repurchase and Securities Contract, dated as of November 1, 2019, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) filed on May 6, 2021)

10.36
Amendment No. 2 to Master Repurchase and Securities Contract, dated as of May 4, 2021, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377 filed on May 6, 2021)

10.37
Amendment No. 3 to Master Repurchase and Securities Contract, dated as of February 17, 2022, by and between BrightSpire Credit 8, LLC (f/k/a CLNC Credit 8, LLC) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.38
Amendment No. 4 to Master Repurchase and Securities Contract, dated as of June 22, 2022, by and between BrightSpire Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 23, 2022)

Exhibit Number	Description of Exhibit
10.39
Guarantee Agreement, dated as of November 2, 2018, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (No. 001-38377) filed on November 7, 2018)

10.40
Amendment to Guarantee Agreement, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.41
Second Amendment to Guarantee, dated as of April 13, 2021, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.42
Third Amendment to Guarantee, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.43
Fourth Amendment to Guarantee Agreement, dated as of June 22, 2022, by and between BrightSpire Capital Operating Company, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 23, 2022)

10.44
Second Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of April 23, 2019, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 26, 2019)

10.45
First Omnibus Amendment, dated as of February 14, 2020, to the Second Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of April 23, 2019, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.46
Amended and Restated Guaranty Agreement, made as of April 20, 2018, by Credit RE Operating Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.47
Ratification, Reaffirmation and Confirmation of Transaction Documents, dated as of April 23, 2019, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 26, 2019)

10.48
Third Omnibus Amendment to Transaction Documents, dated as of May 7, 2020, by and between Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.49
Fourth Omnibus Amendment to Transaction Documents, dated as of February 22, 2021, by and between MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC and CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K (001-38377) filed on February 25, 2021)

10.50
Fifth Omnibus Amendment, dated as of April 14, 2021, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.51
Sixth Omnibus Amendment, dated as of April 20, 2021, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) filed on May 6, 2021)**

10.52
Sixth Omnibus Amendment to Transaction Documents, dated as of January 24, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.53
Seventh Omnibus Amendment to Transaction Documents, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.54
Eighth Omnibus Amendment to Transaction Documents, dated as of July 11, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on July 13, 2022)

10.55
Amended and Restated Master Repurchase Agreement, dated as of April 26, 2019, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 1, 2019)

10.56
First Amendment to Amended and Restated Master Repurchase Agreement, dated as of April 14, 2021, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC, Credit RE Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

Exhibit Number	Description of Exhibit
10.57
Second Amendment to Amended and Restated Master Repurchase Agreement, dated as of August 24, 2021, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC, BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on November 3, 2021)

10.58
Fourth Amendment to Amended and Restated Master Repurchase Agreement, dated as of July 28, 2022 by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC, BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended June 30, 2022 filed on August 3, 2022)

10.59
Guaranty, made as of April 23, 2018, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.60
Omnibus Amendment to Other Transaction Documents and Reaffirmation of Guaranty, dated as of April 26, 2019, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC, Credit RE Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 1, 2019)

10.61
First Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.62
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.63
Third Amendment to Guaranty, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.64
Indenture, dated as of October 22, 2019, by and among CLNC 2019-FL1, Ltd., as Issuer, CLNC 2019-FL1, LLC, as Co-Issuer, CLNC Advancing Agent, LLC, as Advancing Agent, U.S. Bank National Association, as Trustee, Note Administrator and Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (No. 001-38377) filed on October 25, 2019)

10.65
Indenture, dated as of July 20, 2021, by and among BRSP 2021-FL1, Ltd., as Issuer, BRSP 2021-FL1, LLC, as Co-Issuer, BrightSpire Capital Advancing Agent, LLC (f/k/a CLNC Advancing Agent, LLC), as Advancing Agent, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Note Administrator and as Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on July 26, 2021)

10.66
Supplemental Indenture No. 1, dated as of July 20, 2021, by and among CLNC 2019-FL 1, Ltd., as issuer, CLNC 2019-FL 1, LLC, as co-issuer, BrightSpire Capital Advancing Agent, LLC (f/k/a CLNC Advancing Agent, LLC), as advancing agent and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 5, 2022)

10.67
Supplemental Indenture No. 2, dated as of March 15, 2022, by and among CLNC 2019-FL 1, Ltd., as issuer, CLNC 2019-FL 1, LLC, as co-issuer, BrightSpire Capital Advancing Agent, LLC (f/k/a CLNC Advancing Agent, LLC), as advancing agent and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 5, 2022)

10.68†
Amended and Restated Management Agreement, dated as of November 6, 2019, by and among Colony Credit Real Estate, Inc., Credit RE Operating Company, LLC and CLNC Manager, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on November 08, 2019)

10.69
Termination Agreement, dated April 4, 2021, by and among Colony Credit Real Estate, Inc., Credit RE Operating Company, LLC, CLNC Manager, LLC, and solely for the purposes of Section 8.15 thereof, Colony Capital Investment Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 5, 2021)

10.70†
Employment Agreement by and between Michael Mazzei and CLNC US, LLC, as amended April 30, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 3, 2021)

10.71†	Form of Executive Employment Letter (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 3, 2021)
21.1*	List of Significant Subsidiaries of BrightSpire Capital, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
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

BRIGHTSPIRE CAPITAL, INC.

Date:	February 21, 2023	/s/ Michael J. Mazzei
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

SIGNATURE	TITLE	DATE

/s/ Michael J. Mazzei	Chief Executive Officer and Director	February 21, 2023
Michael J. Mazzei	(Principal Executive Officer)

/s/ Frank V. Saracino	Chief Financial Officer	February 21, 2023
Frank V. Saracino	(Principal Financial Officer and Principal Accounting Officer)

/s/ Catherine D. Rice	Director	February 21, 2023
Catherine D. Rice

/s/ Kim S. Diamond	Director	February 21, 2023
Kim S. Diamond

/s/ Catherine F. Long	Director	February 21, 2023
Catherine F. Long

/s/ Vernon B. Schwartz	Director	February 21, 2023
Vernon B. Schwartz

/s/ John E. Westerfield	Director	February 21, 2023
John E. Westerfield