Form 10-Q
period 2023-03-31
BrightSpire Capital, Inc.
filed 2023-05-03
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 2, 2023, BrightSpire Capital, Inc. had 129,946,184 shares of Class A common stock, par value $0.01 per share, outstanding.

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
•the ability to realize expected returns on equity and/or yields on investments;
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

The foregoing list of factors is not exhaustive, and many of these risks are heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, “Risk Factors” in this Form 10-Q for the quarter ended March 31, 2023 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$313,520	$306,320
Restricted cash	80,023	92,508
Loans and preferred equity held for investment	3,494,895	3,574,989
Current expected credit loss reserve	(145,836)	(106,247)
Loans and preferred equity held for investment, net	3,349,059	3,468,742
Real estate, net	714,725	732,468
Receivables, net	42,980	40,698
Deferred leasing costs and intangible assets, net	51,130	53,980
Other assets ($2,790 and $3,035 at fair value, respectively)	52,576	55,673
Total assets	$4,604,013	$4,750,389
Liabilities
Securitization bonds payable, net	$1,132,692	$1,167,600
Mortgage and other notes payable, net	644,512	656,468
Credit facilities	1,292,176	1,339,993
Accrued and other liabilities	84,256	87,633
Intangible liabilities, net	4,494	4,839
Escrow deposits payable	65,323	79,055
Dividends payable	25,989	25,777
Total liabilities	3,249,442	3,361,365
Commitments and contingencies (Note 15)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 129,946,184 and 128,872,471 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,299	1,289
Additional paid-in capital	2,853,123	2,853,723
Accumulated deficit	(1,496,865)	(1,466,568)
Accumulated other comprehensive income (loss)	(4,139)	(676)
Total stockholders’ equity	1,353,418	1,387,768
Noncontrolling interests in investment entities	1,153	1,256
Total equity	1,354,571	1,389,024
Total liabilities and equity	$4,604,013	$4,750,389

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

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$5,199	$5,163
Restricted cash	6,759	7,831
Loans and preferred equity held for investment, net	1,372,099	1,444,398
Real estate, net	166,179	167,821
Receivables, net	12,716	11,869
Deferred leasing costs and intangible assets, net	9,921	10,956
Other assets	21,697	21,977
Total assets	$1,594,570	$1,670,015
Liabilities
Securitization bonds payable, net	$1,132,692	$1,167,600
Mortgage and other notes payable, net	173,265	173,960
Accrued and other liabilities	5,946	5,026
Intangible liabilities, net	4,494	4,839
Escrow deposits payable	220	2,366
Total liabilities	$1,316,617	$1,353,791

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net interest income
Interest income	$75,616	$44,570
Interest expense	(42,662)	(16,072)
Interest income on mortgage loans held in securitization trusts	—	9,375
Interest expense on mortgage obligations issued by securitization trusts	—	(8,488)
Net interest income	32,954	29,385

Property and other income
Property operating income	22,551	24,168
Other income	3,056	276
Total property and other income	25,607	24,444

Expenses
Property operating expense	5,852	6,724
Transaction, investment and servicing expense	835	1,124
Interest expense on real estate	5,509	7,556
Depreciation and amortization	7,996	8,594
Increase (decrease) of current expected credit loss reserve	39,613	(866)
Compensation and benefits (including $2,295 and $1,880 of equity-based compensation expense, respectively)	8,805	8,225
Operating expense	3,473	4,349
Total expenses	72,083	35,706

Other income
Other gain, net	655	10,288
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(12,867)	28,411
Equity in earnings of unconsolidated ventures	9,055	25
Income tax expense	(390)	(36)
Net income (loss)	(4,202)	28,400
Net (income) loss attributable to noncontrolling interests:
Investment entities	75	(22)
Operating Partnership	—	(654)
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(4,127)	$27,724

Net income (loss) per common share - basic (Note 17)	$(0.03)	$0.21
Net income (loss) per common share - diluted (Note 17)	$(0.03)	$0.21

Weighted average shares of common stock outstanding - basic (Note 17)	126,665	128,758
Weighted average shares of common stock outstanding - diluted (Note 17)	126,665	129,745
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(4,202)	$28,400
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(3,463)	676
Total other comprehensive income (loss)	(3,463)	676
Comprehensive income (loss)	(7,665)	29,076
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	75	(22)
Operating Partnership	—	(670)
Comprehensive income (loss) attributable to common stockholders	$(7,590)	$28,384

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interest in the Operating Partnership	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2021	129,769	$1,298	$2,855,766	$(1,410,562)	$8,786	$1,455,288	$1,472	$34,555	$1,491,315
Distributions	—	—	—	—	—	—	(110)	—	(110)
Issuance and amortization of equity-based compensation	—	—	1,880	—	—	1,880	—	—	1,880
Other comprehensive income	—	—	—	—	660	660	—	16	676
Dividends and distributions declared ($0.19 per share)	—	—	—	(24,657)	—	(24,657)	—	(584)	(25,241)
Shares canceled for tax withholding on vested stock awards	(136)	(2)	(998)	—	—	(1,000)	—	—	(1,000)
Reallocation of equity	—	—	(13)	—	—	(13)	—	13	—
Net income	—	—	—	27,724	—	27,724	22	654	28,400
Balance as of March 31, 2022	129,633	$1,296	$2,856,635	$(1,407,495)	$9,446	$1,459,882	$1,384	$34,654	$1,495,920

Balance as of December 31, 2022	128,872	$1,289	$2,853,723	$(1,466,568)	$(676)	$1,387,768	$1,256	$—	$1,389,024
Distributions	—	—	—	—	—	—	(28)	—	(28)
Issuance and amortization of equity-based compensation	1,527	15	2,280	—	—	2,295	—	—	2,295
Other comprehensive loss	—	—	—	—	(3,463)	(3,463)	—	—	(3,463)
Dividends and distributions declared ($0.20 per share)	—	—	—	(26,170)	—	(26,170)	—	—	(26,170)
Shares canceled for tax withholding on vested stock awards	(453)	(5)	(2,880)	—	—	(2,885)	—	—	(2,885)
Net loss	—	—	—	(4,127)	—	(4,127)	(75)	—	(4,202)
Balance as of March 31, 2023	129,946	$1,299	$2,853,123	$(1,496,865)	$(4,139)	$1,353,418	$1,153	$—	$1,354,571

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(4,202)	$28,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	—	(25)
Depreciation and amortization	7,996	8,594
Straight-line rental income	(467)	(391)
Amortization of above/below market lease values, net	(140)	(42)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(3,038)	(2,999)
Amortization of deferred financing costs	2,957	2,327
Amortization of right-of-use lease assets and operating lease liabilities	53	99
Paid-in-kind interest added to loan principal, net of interest received	(1,848)	2,719
Realized gain on sale of real estate	—	(10,632)
Increase (decrease) of current expected credit loss reserve	39,613	(866)
Amortization of equity-based compensation	2,295	1,880
Mortgage notes above/below market value amortization	(1,324)	53
Deferred income tax (benefit) expense	159	(500)
Other (gain) loss, net	(547)	269
Changes in assets and liabilities:
Receivables, net	(1,835)	2,010
Deferred costs and other assets	770	472
Other liabilities	(769)	989
Net cash provided by operating activities	39,673	32,357
Cash flows from investing activities:
Acquisition, origination and funding of loans held for investment, net	(16,388)	(498,195)
Repayment on loans held for investment	101,368	215,305
Proceeds from sale of real estate	—	55,600
Acquisition of and additions to real estate, related intangibles and leasing commissions	(1,870)	(1,468)
Distributions in excess of cumulative earnings from unconsolidated ventures	245	(4)
Repayment of principal in mortgage loans held in securitization trusts	—	13,300
Change in escrow deposits payable	(13,733)	(3,340)
Net cash provided by (used in) investing activities	69,622	(218,802)
Cash flows from financing activities:
Distributions paid on common stock	(25,963)	(23,934)
Shares canceled for tax withholding on vested stock awards	(2,885)	(998)
Repayment of mortgage notes	(1,358)	(43,303)
Borrowings from credit facilities	110,324	383,334
Repayment of credit facilities	(158,216)	(88,667)
Repayment of securitization bonds	(36,171)	(40,736)
Repayment of mortgage obligations issued by securitization trusts	—	(13,300)
Payment of deferred financing costs	(126)	(2,338)
Distributions to noncontrolling interests	(28)	(110)
Issuance of common stock	15	—
Net cash provided by (used in) financing activities	(114,408)	169,948
Effect of exchange rates on cash, cash equivalents and restricted cash	(172)	496
Net decrease in cash, cash equivalents and restricted cash	(5,285)	(16,001)
Cash, cash equivalents and restricted cash - beginning of period	398,828	346,563
Cash, cash equivalents and restricted cash - end of period	$393,543	$330,562

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$306,320	$259,722
Restricted cash	92,508	86,841
Total cash, cash equivalents and restricted cash, beginning of period	$398,828	$346,563

End of the period
Cash and cash equivalents	$313,520	$246,070
Restricted cash	80,023	84,492
Total cash, cash equivalents and restricted cash, end of period	$393,543	$330,562

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
Accrual of distribution payable	$25,989	$25,525
Right-of-use lease assets and operating lease liabilities	—	3,271

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
The Company was organized in the state of Maryland on August 23, 2017 and maintains key offices in New York, New York and Los Angeles, California. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2018. The Company conducts all activities and holds substantially all assets and liabilities through the Company’s operating subsidiary, BrightSpire Capital Operating Company, LLC (the “OP”).
Trends Affecting the Business
The global markets are currently characterized by volatility, driven by a tightening of monetary policy and geopolitical uncertainty, coupled with the ongoing impacts of COVID-19. In response to heightened inflation, the Federal Reserve continues to raise interest rates, which has tempered the loan financing market and created further uncertainty for the economy and for the Company’s borrowers and tenants. To the extent certain borrowers are experiencing significant financial dislocation as a result of economic conditions or the ongoing effects of COVID-19, the Company may continue to consider the use of interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. Additionally, the market for office properties was particularly negatively impacted by the COVID-19 pandemic and remains distressed, with high overall vacancy rates due to the normalization of work from home and the hybrid attendance models.
As a result of fewer employees commuting to their offices, businesses are re-evaluating their need for physical office space. These current macroeconomic conditions may continue or intensify and could cause the United States economy or other global economies to experience an economic slowdown or recession. While the Company monitors macroeconomic conditions closely, there are too many uncertainties to predict and quantify the full impact that these factors may have on its business.
2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company’s unconsolidated ventures are substantially similar to those of the Company.
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

BRIGHTSPIRE CAPITAL, INC.
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
As of March 31, 2023 and December 31, 2022, the Company had identified certain consolidated VIEs. As of December 31, 2022, the Company had identified certain unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
Consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. At March 31, 2023 and December 31, 2022, the noncontrolling interests in the operating real

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
estate properties represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
Investing VIEs
The Company’s previous investments in securitization financing entities (“Investing VIEs”) included subordinate first-loss tranches of securitization trusts, which represented interests in such VIEs. As of March 31, 2023, the Company did not hold any tranches of any securitization trusts. During the three months ended December 31, 2022, the Company sold its remaining subordinate tranches of a securitization trust in one Investing VIE for which it had determined it was the primary beneficiary because it had the power to direct the activities that most significantly impacted the economic performance of the securitization trust. The Company’s subordinate tranches of the securitization trust, which represented the retained interest and related interest income, were eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the subordinate tranches of the securitization trust), income and expenses of the Investing VIE were presented in the consolidated financial statements of the Company although the Company legally owned the subordinate tranches of the securitization trust only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trust.
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
Unconsolidated VIEs
As of March 31, 2023, the Company did not hold, and had no remaining obligations to, any unconsolidated VIEs. As of December 31, 2022, the Company held one investment which had no carrying value in an unconsolidated VIE to which the Company did not provide financial support during the year ended December 31, 2022.
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
Noncontrolling Interests in the Operating Partnership—Prior to the May 2022 redemption of the noncontrolling interests in the OP held by third parties, noncontrolling interests in the OP were allocated a share of net income or loss in the OP based on their weighted average ownership interest in the OP during the period. Noncontrolling interests in the OP had the right to require the OP to redeem part or all of the membership units in the OP for cash based on the market value of an equivalent number of shares of Class A common stock at the time of redemption, or at the Company’s election as managing member of the OP, through the issuance of shares of Class A common stock on a one-for-one basis. At the end of each reporting period,

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
noncontrolling interests in the OP were adjusted to reflect their ownership percentage in the OP at the end of the period, through a reallocation between controlling and noncontrolling interests in the OP, as applicable.
There are no noncontrolling interests in the OP and the OP is owned by the Company directly, and indirectly through the Company’s subsidiary, BRSP-T Partner, LLC.
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
The Company has elected the fair value option for its indirect interests in real estate through real estate private equity funds (“PE Investments”). The Company has previously elected the fair value option to account for the eligible financial assets and liabilities of its consolidated Investing VIEs in order to mitigate potential accounting mismatches between the carrying value of the instruments and the related assets and liabilities to be consolidated. The Company has adopted the measurement alternative allowing the Company to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at March 31, 2023 or December 31, 2022. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
At March 31, 2023 and December 31, 2022, the Company had no loans classified as held for sale.
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
At March 31, 2023 and December 31, 2022, the Company had no ADC arrangements.
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
At March 31, 2023 and December 31, 2022, there were no properties held for sale.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of $0.4 million and a de minimis income expense, respectively.
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
In measuring the general CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through March 2023 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	March 31, 2023				December 31, 2022
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Variable rate
Senior loans	$1,932,096	$1,925,969	8.3%	3.3	$1,981,973	$1,972,952	7.9%	3.5
Securitized loans(2)	1,432,619	1,430,720	8.0%	2.5	1,468,790	1,466,754	7.8%	2.7
Mezzanine loans	12,330	12,450	15.8%	0.7	12,000	12,120	15.4%	0.0
	3,377,045	3,369,139			3,462,763	3,451,826
Fixed rate
Mezzanine loans	103,121	103,033	12.2%	2.4	100,765	100,666	12.2%	2.6
Preferred equity interests	22,941	22,723	12.0%	9.7	22,720	22,497	12.0%	9.9
	126,062	125,756			123,485	123,163
Loans held for investment	3,503,107	3,494,895			3,586,248	3,574,989

CECL reserve	—	(145,836)			—	(106,247)
Loans and preferred equity held for investment, net	$3,503,107	$3,349,059			$3,586,248	$3,468,742
_________________________________________
(1)Calculated based on contractual interest rate.
(2)Represents loans transferred into securitization trusts that are consolidated by the Company.

The weighted average maturity, including extensions, of loans and preferred equity was 3.0 years at March 31, 2023. At December 31, 2022, the weighted average maturity, including extensions, of loans was 3.2 years.
The Company had $17.1 million and $16.4 million of interest receivable related to its loans and preferred equity held for investment, net as of March 31, 2023 and December 31, 2022, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

	Carrying Value
	Three Months Ended March 31,
	2023	2022
Balance at January 1	$3,468,742	$3,449,009
Acquisitions/originations/additional funding	16,388	498,195
Loan maturities/principal repayments	(101,368)	(227,897)
Discount accretion/premium amortization	3,038	2,999
Capitalized interest	1,848	969
(Increase) decrease of CECL reserve(1)	(39,589)	1,343
Charge-off	—	1,251
Balance at March 31	$3,349,059	$3,725,869
_________________________________________
(1)Provision for loan losses excludes a de minimis amount for the three months ended March 31, 2023 and $0.5 million for the three months ended March 31, 2022 as determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.

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
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due(1)	90 Days or More Past Due(2)(3)	Total Loans and Preferred Equity
March 31, 2023	$3,369,528	$—	$56,935	$68,432	$3,494,895
December 31, 2022	3,494,437	68,432	—	12,120	3,574,989
_________________________________________
(1)Represents the Washington, D.C. office senior loan which is in maturity default and was placed on nonaccrual status on February 9, 2023.
(2)At March 31, 2023 represents the Long Island City, New York office senior loan which is in interest payment default and was placed on a nonaccrual status on September 9, 2022. Included in 30-59 Days Past Due at December 31, 2022.
(3)At December 31, 2022 represents the New York, New York Hotel mezzanine loan which was in maturity default as of March 2022. In January 2023, the New York, New York Hotel mezzanine loan was extended to December 2023.

Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves (dollars in thousands):

CECL reserve at December 31, 2022	$106,247
Increase (decrease) in general CECL reserve(1)	(15,418)
Increase in specific CECL reserve(2)	55,007
CECL reserve at March 31, 2023	$145,836

CECL reserve at December 31, 2021	$36,598
Increase (decrease) in general CECL reserve(1)	(1,343)
Charge-offs of CECL reserve(3)	(1,251)
CECL reserve at March 31, 2022	$34,004
_________________________________________
(1)Excludes the increase (decrease) in CECL reserves related to unfunded commitments reported on the consolidated statement of operations: a de minimis amount for the three months ended March 31, 2023 and $0.5 million for the three months ended March 31, 2022.
(2)During the first quarter of 2023, the Company recorded specific CECL reserves of $29.9 million related to one Washington, D.C. office senior loan, $14.5 million related to one development mezzanine loan located in Milpitas, California (the “Development Mezzanine Loan”) and $10.6 million related to one Long Island City, New York office senior loan. The specific CECL reserves for the two office senior loans were based on the estimated fair value of the collateral using a discounted cash flow model, which included inputs based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. The specific CECL reserve for the Development Mezzanine Loan was recorded in connection with the restructuring and modification of the loan in April 2023, which is collateralized by multifamily with a retail component. The specific CECL reserve was based on the estimated proceeds the Company expects to receive upon the resolution of the asset. Refer to Note 13, “Fair Value” for information on valuation inputs.
(3)During the first quarter of 2022, the Company received a $36.5 million repayment on one senior loan collateralized by a student housing property, which was $1.3 million less than the unpaid principal balance. As such, during the fourth quarter of 2021, the Company had recorded a $1.3 million specific CECL reserve on the loan, as the loss was probable at that point in time and was subsequently charged off in the first quarter of 2022.
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
As of March 31, 2023, all loans and preferred equity were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the Long Island City, New York Office senior loan and the Washington D.C. office senior loan, as noted in “Nonaccrual and Past Due Loans and Preferred Equity” above. As of December 31, 2022, all loans and preferred equity were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the New York, New York Hotel mezzanine loan and the Long

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Island City, New York Office senior loan, as noted in “Nonaccrual and Past Due Loans and Preferred Equity” above. For the three months ended March 31, 2023 and March 31, 2022, no debt investment contributed more than 10.0% of interest income.
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking (dollars in thousands) as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for loan risk ranking definitions.

	March 31, 2023
	Year of Origination
Risk Rankings	2023	2022	2021	2020	2019 and earlier	Total
Senior loans

2	$—	$—	$93,778	$—	$25,929	$119,707
3	—	852,187	1,174,409	96,178	486,498	2,609,272
4	—	—	108,422	—	325,591	434,013
5	—	—	—	—	193,697	193,697
Total Senior loans	—	852,187	1,376,609	96,178	1,031,715	3,356,689

Mezzanine loans

3	—	24,799	—	—	32,489	57,288
4	1,028	—	—	—	12,450	13,478
5	—	—	—	—	44,717	44,717
Total Mezzanine loans	1,028	24,799	—	—	89,656	115,483

Preferred equity interests

3	—	22,723	—	—	—	22,723
Total Preferred equity interests	—	22,723	—	—	—	22,723

Total Loans and preferred equity held for investment	$1,028	$899,709	$1,376,609	$96,178	$1,121,371	$3,494,895

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 31, 2023, the weighted average risk ranking for loans and preferred equity held for investment was 3.2.

	December 31, 2022
	Year of Origination
Risk Rankings	2022	2021	2020	2019	2018 and Earlier	Total
Senior loans

2	$—	$141,457	$42,710	$25,904	$—	$210,071
3	845,097	1,267,092	53,386	112,689	291,996	2,570,260
4	—	24,871	—	192,920	304,822	522,613
5	—	—	—	68,330	68,432	136,762
Total Senior loans	845,097	1,433,420	96,096	399,843	665,250	3,439,706

Mezzanine loans

3	24,056	—	—	—	4,459	28,515
4	—	—	—	72,151	—	72,151
5	—	—	—	—	12,120	12,120
Total Mezzanine loans	24,056	—	—	72,151	16,579	112,786

Preferred equity interests

3	22,497	—	—	—	—	22,497
Total Preferred equity interests	22,497	—	—	—	—	22,497

Total Loans and Preferred Equity held for investment	$891,650	$1,433,420	$96,096	$471,994	$681,829	$3,574,989
As of December 31, 2022, the weighted average risk ranking for loans and preferred equity held for investment was 3.2.
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $256.3 million and $263.4 million at March 31, 2023 and December 31, 2022, respectively. Refer to Note 15, “Commitments and Contingencies” for further details. The Company recorded $0.4 million and $0.4 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at March 31, 2023 and December 31, 2022, respectively. See Note 2, “Summary of Significant Accounting Policies” for further details.
4. Real Estate Securities
Investments in Investing VIEs
As of March 31, 2023 and December 31, 2022, the Company did not hold any assets or liabilities attributable to securitization trusts.
The Company did not generate net income attributable to investments in the subordinate tranches of securitization trusts for the three months ended March 31, 2023.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The below table presents net income attributable to the Company’s common stockholders for the three months ended March 31, 2022 generated from the Company’s investments in the subordinate tranches of securitization trusts (dollars in thousands):

Three Months Ended March 31,
2022
Statement of Operations
Interest income on mortgage loans held in securitization trusts	$9,375
Interest expense on mortgage obligations issued by securitization trusts	(8,488)
Net interest income	887
Operating expense	(97)
Net income attributable to BrightSpire Capital, Inc. common stockholders	$790
5. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Land and improvements	$125,797	$128,608
Buildings, building leaseholds, and improvements	493,020	505,297
Tenant improvements	18,989	17,851
Subtotal	$637,806	$651,756
Less: Accumulated depreciation	(89,604)	(87,109)
Net lease portfolio, net	$548,202	$564,647
The following table presents the Company’s portfolio of other real estate as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Land and improvements	$29,790	$29,582
Buildings, building leaseholds, and improvements	152,748	152,186
Tenant improvements	20,370	18,757
Furniture, fixtures and equipment	269	135
Construction-in-progress	864	3,011
Subtotal	$204,041	$203,671
Less: Accumulated depreciation	(37,518)	(35,850)
Other portfolio, net	$166,523	$167,821
Depreciation Expense
Depreciation expense on real estate was $6.0 million and $6.1 million for the three months ended March 31, 2023 and 2022, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Property Operating Income
For the three months ended March 31, 2023 and 2022 the components of property operating income were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Lease revenues(1)
Minimum lease revenue	$19,388	$19,734
Variable lease revenue	3,023	2,826
	$22,411	$22,560
Hotel operating income	—	1,566
	$22,411	$24,126
_________________________________________
(1)Excludes amortization expense related to above and below-market leases of $0.2 million and income of $0.3 million for the three months ended March 31, 2023, respectively. Excludes amortization expense related to above and below-market leases of $0.3 million and income of $0.3 million for the three months ended March 31, 2022, respectively.
For the three months ended March 31, 2023 and 2022, the Company had no single property with property operating income equal to or greater than 10.0% of total revenue of the Company.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of March 31, 2023 (dollars in thousands):

Remainder of 2023	$57,208
2024	73,627
2025	67,305
2026	60,327
2027	57,209
2028 and thereafter	317,423
Total	$633,099
The rental properties owned at March 31, 2023 are leased under noncancellable operating leases with current expirations ranging from 2023 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three months ended March 31, 2023 and 2022 was $0.8 million and $0.8 million, respectively.
Refer to Note 15, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of March 31, 2023.
Real Estate Sales
There were no sales during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company completed the sale of one net lease property for a gross sales price of $19.6 million which resulted in a $7.6 million gain on sale and one hotel property for a gross sales price of $36.0 million which resulted in a $2.4 million gain on sale. The gains on sale are included in other gain (loss), net on the consolidated statement of operations.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
6. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at March 31, 2023 and December 31, 2022 are as follows (dollars in thousands):

	March 31, 2023
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$74,468	$(36,692)	$37,776
Deferred leasing costs	28,533	(16,457)	12,076
Above-market lease values	8,359	(7,081)	1,278
	$111,360	$(60,230)	$51,130
Intangible Liabilities
Below-market lease values	$16,075	$(11,581)	$4,494

	December 31, 2022
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$75,503	$(35,805)	$39,698
Deferred leasing costs	28,641	(15,843)	12,798
Above-market lease values	8,359	(6,875)	1,484
	$112,503	$(58,523)	$53,980
Intangible Liabilities
Below-market lease values	$16,074	$(11,235)	$4,839

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Above-market lease values	$(199)	$(288)
Below-market lease values	339	330
Net increase to property operating income	$140	$42

In-place lease values	$1,283	$1,602
Deferred leasing costs	664	806
Amortization expense	$1,947	$2,408

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of March 31, 2023 (dollars in thousands):

	2023	2024	2025	2026	2027	2028 and thereafter	Total
Above-market lease values	$(431)	$(448)	$(270)	$(91)	$(38)	$—	$(1,278)
Below-market lease values	1,034	1,379	1,378	703	—	—	4,494
Net increase (decrease) to property operating income	$603	$931	$1,108	$612	$(38)	$—	$3,216

In-place lease values	$3,721	$4,684	$3,999	$3,165	$3,062	$19,145	$37,776
Deferred leasing costs	1,924	2,290	1,873	967	849	4,173	12,076
Amortization expense	$5,645	$6,974	$5,872	$4,132	$3,911	$23,318	$49,852
7. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Restricted cash:
Borrower escrow deposits	$65,323	$79,055
Capital expenditure reserves	9,030	8,623
Real estate escrow reserves	2,623	1,583
Working capital and other reserves	2,186	2,145
Tenant lockboxes	861	1,102
Total	$80,023	$92,508
The following table presents a summary of other assets as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Other assets:
Right-of-use lease asset	$24,219	$25,237
Tax receivable and deferred tax assets	19,080	19,117
Deferred financing costs, net - credit facilities	3,086	4,630
Investments in unconsolidated ventures ($2,790 and $3,035 at fair value, respectively)	2,790	3,035
Derivative assets	2,149	1,601
Prepaid expenses and other	1,252	2,053
Total	$52,576	$55,673

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of accrued and other liabilities as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Accrued and other liabilities:
Operating lease liability	$24,997	$25,961
Current and deferred tax liability	24,637	26,198
Interest payable	12,719	11,680
Prepaid rent and unearned revenue	12,251	7,688
Accounts payable, accrued expenses and other liabilities	8,358	15,087
Tenant security deposits	661	411
Unfunded CECL loan allowance	414	389
Other	219	219
Total	$84,256	$87,633
Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests in PE Investments under the fair value option, which interests ranged from 1.0% to 15.6% as of March 31, 2023 and December 31, 2022. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
Investments in Unconsolidated Ventures
The Company realized a one-time gain from its ratable share of dispute resolution proceeds of approximately $9.0 million from the senior mezzanine lender at the Company’s prior Los Angeles, California mixed-use project construction mezzanine loan and retained B-participation investment, which is recorded in equity in earnings of unconsolidated ventures on the Company’s consolidated statements of operations. In connection with the settlement, effective January 26, 2023, the Company has no further interest in the loan or investment.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8. Debt
The following table presents debt as of March 31, 2023 and December 31, 2022 (dollars in thousands):

						March 31, 2023		December 31, 2022
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	SOFR(4) + 1.87%		$466,546	$465,867	$502,717	$501,406
BRSP 2021-FL1(3)		Non-recourse	Aug-38	LIBOR + 1.49%		670,000	666,825	670,000	666,194
Subtotal securitization bonds payable, net						1,136,546	1,132,692	1,172,717	1,167,600

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Sep-33	4.77%		200,000	198,801	200,000	198,778
Net lease 2(5)		Non-recourse	Jun-25	3.91%		153,280	154,085	162,449	164,752
Net lease 3		Non-recourse	Aug-26	4.08%		29,843	29,698	30,009	29,853
Net lease 4		Non-recourse	Oct-27	4.45%		22,412	22,412	22,559	22,559
Net lease 5(6)		Non-recourse	Nov-26	4.45%		17,385	17,117	17,486	17,200
Net lease 5(7)		Non-recourse	Mar-28	4.38%		11,462	11,025	11,526	11,089
Net lease 6		Non-recourse	Nov-26	4.45%		6,907	6,801	6,948	6,834
Net lease 7		Non-recourse	Jul-23	LIBOR + 2.15%		310	305	432	424
Net lease 8		Non-recourse	Nov-26	4.45%		3,202	3,152	3,220	3,168
Other real estate 1		Non-recourse	Oct-24	4.47%		102,912	103,054	103,218	103,391
Other real estate 2		Non-recourse	Jan-25	4.30%		70,477	70,211	70,870	70,569
Loan 1(8)		Non-recourse	Jun-24	LIBOR + 3.00%		27,851	27,851	27,851	27,851
Subtotal mortgage and other notes payable, net						646,041	644,512	656,568	656,468

Bank credit facility
Bank credit facility	$165,000	Recourse	Jan-27 (9)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1	600,000	Limited Recourse(10)	April-27(11)	SOFR + 2.17%	(12)	522,677	522,677	415,892	415,892
Bank 2	600,000	Limited Recourse(10)	Apr-26(13)	LIBOR/SOFR + 1.88%	(12)	309,113	309,113	351,539	351,539
Bank 3	400,000	(14)	June-27(15)	SOFR + 1.74%	(12)	236,718	236,718	247,404	247,404
Bank 4	400,000	Limited Recourse(10)	July-27(16)	SOFR + 1.86%	(12)	223,668	223,668	220,054	220,054
Bank 5	250,000	Limited Recourse(10)	Jun-25(17)	LIBOR/SOFR + 1.86%	(12)	—	—	105,104	105,104
Subtotal master repurchase facilities	$2,250,000					1,292,176	1,292,176	1,339,993	1,339,993

Subtotal credit facilities						1,292,176	1,292,176	1,339,993	1,339,993

Total						$3,074,763	$3,069,380	$3,169,278	$3,164,061
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
(5)As of March 31, 2023, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $153.3 million.
(6)Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.
(7)Represents a mortgage note collateralized by three properties.
(8)The current maturity of the note payable is June 2023, with one one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(9)On January 28, 2022, the Company, through its subsidiaries, including the OP, entered into an Amended and Restated Credit Agreement. Refer to “Bank Credit Facility” within this note for more details.
(10)Recourse solely with respect to 25.0% of the financed amount.
(11)The current maturity date is April 2025, with two one-year extension options, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(12)Represents the weighted average spread as of March 31, 2023. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR or SOFR plus 1.50% to 3.00%.
(13)The current maturity date is April 2025, with a one-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(14)Recourse is either 25.0% or 50.0% depending on loan metrics.
(15)The current maturity date is June 2025, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(16)The current maturity date is July 2024, with three one-year extension options, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(17)The current maturity date is June 2023, with a two-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing agreements.

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at March 31, 2023 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remaining 2023	$1,906	$—	$1,906	$—
2024	132,982	—	132,982	—
2025	226,086	—	226,086	—
2026	363,684	—	54,571	309,113
2027	1,003,419	—	20,356	983,063
2028 and thereafter	1,346,686	1,136,546	210,140	—
Total	$3,074,763	$1,136,546	$646,041	$1,292,176
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of March 31, 2023, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of March 31, 2023, the Company was in compliance with all of its financial covenants under the Credit Agreement.
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
CLNC 2019-FL1
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.4 million of investment grade notes. As of March 31, 2023, the securitization reflects an advance rate of 73.75% at a weighted average cost of funds of Adjusted Term SOFR plus 1.87% (before transaction expenses) and is collateralized by a pool of 17 senior loan investments.

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
As of March 31, 2023, less than half of the CLNC 2019-FL1 mortgage assets are indexed to LIBOR and the borrowings under CLNC 2019-FL1 are indexed to Term SOFR, creating an underlying benchmark index rate basis difference between a portion of the CLNC 2019-FL1 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. The Company has the right to transition the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities, and will make the determination taking into account the loan portfolio as a whole. The transition to SOFR is not expected to have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
CLNC 2019-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the first quarter of 2023, one loan held in CLNC 2019-FL1 was fully repaid and one loan was partially repaid totaling $36.2 million. At March 31, 2023, the Company had $632.6 million of unpaid principal balance of CRE debt investments financed with CLNC 2019-FL1.
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
BRSP 2021-FL1
In July 2021, the Company executed a securitization transaction through wholly-owned subsidiaries, BRSP 2021-FL1, Ltd. and BRSP 2021-FL1, LLC (collectively, “BRSP 2021-FL1”), which resulted in the sale of $670.0 million of investment grade notes. The securitization reflects an advance rate of 83.75% at a weighted average cost of funds of LIBOR plus 1.49% (before transaction costs), and is collateralized by a pool of 28 senior loan investments.
BRSP 2021-FL1 includes a two-year reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that the Company reinvest the available proceeds within BRSP 2021-FL1. For the quarter ended March 31, 2023, two loans held in BRSP 2021-FL1 were fully repaid, totaling $48.0 million. The Company replaced the repaid loans by contributing existing loan investments of equal value. At March 31, 2023, the Company had $800.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1.
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
As of March 31, 2023, the Company had $1.4 billion carrying value of CRE debt investments and other assets financed with $1.1 billion of securitization bonds payable, net. As of December 31, 2022, the Company had $1.5 billion carrying value of CRE debt investments financed with $1.2 billion of securitization bonds payable, net.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Master Repurchase Facilities
As of March 31, 2023, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.3 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of March 31, 2023, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of March 31, 2023, the Company had $1.8 billion carrying value of CRE debt investments financed with $1.3 billion under the Master Repurchase Facilities. As of December 31, 2022, the Company had $1.8 billion carrying value of CRE debt investments financed with $1.3 billion under the Master Repurchase Facilities.
As of March 31, 2023, the Company had one counterparty which held collateral that exceeded amounts borrowed by more than 10% of its total equity. The Company’s net exposure to Bank 1 was $211.8 million. As of December 31, 2022, the Company did not hold any Master Repurchase Facilities where the collateral exceeded the amounts borrowed by more than 10% of its total equity.
9. Related Party Arrangements
The Company had no related party transactions for the three months ended March 31, 2023 and 2022.
10. Equity-Based Compensation
On February 15, 2022, the Company’s Board of Directors adopted, and at the annual meeting of stockholders held on May 5, 2022, the stockholders approved, the 2022 Equity Incentive Plan (the “2022 Plan”), which was effective as of May 5, 2022 and amends and restates the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) to increase the total number of shares of the Class A common stock issuable by 10.0 million shares (subject to adjustment pursuant to the terms of the 2022 Plan) and extending the termination date to May 4, 2032. Awards may be granted under the 2022 Plan to (x) any employee, officer, director, consultant or advisor (who is a natural person) providing services to the Company, or its affiliates and (y) any other individual whose participation in the 2022 Plan is determined to be in the best interests of the Company. The following types of awards may be made under the 2022 Plan, subject to the limitations set forth in the plan: (i) stock options (which may be either incentive stock options or non-qualified stock options); (ii) stock appreciation rights; (iii) restricted stock awards; (iv) stock units; (v) unrestricted stock awards; (vi) dividend equivalent rights; (vii) performance awards; (viii) annual cash incentive awards; (ix) long-term incentive units; and (x) other equity-based awards.
Shares subject to an award granted under the 2022 Plan will be counted against the maximum number of shares of Class A common stock available for issuance thereunder as one share of Class A common stock for every one share of Class A common stock subject to such an award. Shares subject to an award granted under the 2022 Plan will again become available for issuance under the 2022 Plan if the award terminates by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares (except as set forth in the following sentence). The number of shares of Class A common stock available for issuance under the 2022 Plan will not be increased by (i) any shares tendered or withheld in connection with the purchase of shares upon exercise of a stock option, (ii) any shares deducted or delivered in connection with the Company’s tax withholding obligations, or (iii) any shares purchased by the Company with proceeds from stock option exercises. Shares granted to non-independent directors, officers and employees, if applicable, generally vest ratably in three annual installments following the grant date.
On May 5, 2022, the Company granted 1,456,366 shares of Class A common stock to certain of its employees, including executive officers. Remaining one-third increments of such share grant will vest on March 15, 2024 and March 15, 2025. On March 6, 2023, the Company granted 1,391,217 shares of Class A common stock to certain of its employees, including executive officers. The shares vest in one-third increments on March 15, 2024, March 15, 2025 and March 15, 2026.
On May 6, 2022, the Company granted 62,190 shares of Class A common stock to the independent directors of the Company which vest on May 6, 2023.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $2.3 million and $1.9 million within compensation and benefits in the consolidated statement of operations for the three months ended March 31, 2023 and March 31, 2022, respectively.
Restricted Stock—Restricted stock awards relating to the Company’s Class A common stock are granted to independent directors of the Company and generally vest within one year. Restricted stock awards are granted to certain employees of the Company, with a service condition only and are generally subject to annual time-based vesting in equal tranches over a three-year period. Restricted stock is entitled to dividends declared and paid on the Company’s Class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based on the Company’s Class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite three-year service period.
Performance Stock Units (“PSU”)—PSUs are granted to certain employees of the Company and are subject to both a service condition and a performance condition. Following the end of the measurement period for the PSUs, the recipients of PSUs may be eligible to vest in all or a portion of PSUs granted, and be issued a number of shares of the Company’s Class A common stock, ranging from 0% to 200% of the number of PSUs granted and eligible to vest, to be determined based upon the performance of the Company’s Class A common stock relative to the Company’s GAAP book value at the end of a two-year measurement period for the 2021 PSU grant (the “2021 Grant”) or the Company’s total shareholder return relative to certain peer group companies at the end of a three-year measurement period for the 2023 PSU grant (the “2023 Grant”). PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period.
Fair value of PSUs, including dividend equivalent rights, was determined using a Monte Carlo simulation, with the following assumptions:

2023 Grant
Expected volatility(1)	74.4%
Risk free rate(2)	4.6%
Expected dividend yield(3)	—
_________________________________________
(1)Based upon the Company’s historical stock volatility.
(2)Based upon the continuously compounded zero-coupon U.S. Treasury yield for the term coinciding with the measurement period of the award as of valuation date.
(3)Based upon award holders being entitled to dividends paid during the measurement period on any shares earned.
Fair value of PSU awards, excluding dividend equivalent rights, is recognized on a straight-line basis over their measurement period as compensation expense. Following the completion of the measurement period for the 2021 Grant, the Company issued 136,000 shares of Class A common stock to certain of its employees in March 2023.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the three months ended March 31, 2023 and 2022:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested shares at December 31, 2021	1,482,094	272,000	1,754,094	$12.35	$11.96
Vested	(500,462)	—	(500,462)	9.14	—
Unvested shares at March 31, 2022	981,632	272,000	1,253,632	11.54	11.96

Unvested shares at December 31, 2022	2,308,691	272,000	2,580,691	$8.47	$11.96
Granted	1,391,217	384,378	1,775,595	6.90	9.69
Vested	(888,834)	(136,000)	(1,024,834)	8.46	11.96
Forfeited	—	(136,000)	—	—	11.96
Unvested shares at March 31, 2023	2,811,074	384,378	3,331,452	7.65	9.69
Fair value of equity awards that vested during the three months ended March 31, 2023 and March 31, 2022, determined based on their respective fair values at vesting date, was $5.4 million and $3.2 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At March 31, 2023, aggregate unrecognized compensation cost for all unvested equity awards was $23.7 million, which is expected to be recognized over a weighted-average period of 2.4 years. At March 31, 2022, aggregate unrecognized compensation cost for all unvested equity awards was $7.0 million, which is expected to be recognized over a weighted-average period of 1.8 years.
11. Stockholders’ Equity
Authorized Capital
As of March 31, 2023, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of March 31, 2023.
Dividends
During the three months ended March 31, 2023 and 2022, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 16, 2023	March 31, 2023	April 17, 2023	$0.20
March 15, 2022	March 31, 2022	April 15, 2022	$0.19
Share Repurchases
In April 2023, the Company’s board of directors authorized a stock repurchase program (“Stock Repurchase Program”) under which the Company may repurchase up to $50.0 million of its outstanding Class A common stock until April 30, 2024. The Stock Repurchase Program replaces the prior repurchase program authorization which expired on April 30, 2023. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, in privately negotiated transactions or otherwise. The Company has a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b-18 under the Exchange Act. The Stock Repurchase Program will be utilized at management’s discretion and in accordance with the requirements of the SEC. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements and other conditions.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company did not repurchase any shares of its Class A common stock during the three months ended March 31, 2023. As of March 31, 2023, there was $81.7 million remaining available to make repurchases under the prior stock repurchase plan.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2022	$18,603	$(19,279)	$(676)
Other comprehensive income (loss)	—	(3,463)	(3,463)
AOCI at March 31, 2023	$18,603	$(22,742)	$(4,139)

(in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$17,893	$(9,107)	$8,786
Other comprehensive income	—	660	660
AOCI at March 31, 2022	$17,893	$(8,447)	$9,446
Changes in Components of AOCI - Noncontrolling Interests in the OP

(in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$710	$(872)	$(162)
Other comprehensive income	—	16	16
AOCI at March 31, 2022	$710	$(856)	$(146)
Changes in Components of AOCI - Noncontrolling Interests in investment entities

(in thousands)	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$1,872	$1,872
Other comprehensive income before reclassification	—	—
Amounts reclassified from AOCI	(1,872)	(1,872)
Net current period OCI	(1,872)	(1,872)
AOCI at March 31, 2022	$—	$—
12. Noncontrolling Interests
Operating Partnership
Net income (loss) attributable to the noncontrolling interests was based on such members ownership percentage of the OP. For the three months ended March 31, 2023, there were no noncontrolling interests in the OP and the OP is owned by the Company directly, and indirectly through the Company’s subsidiary, BRSP-T Partner, LLC. Net income attributable to the noncontrolling interests of the OP was $0.7 million for the three months ended March 31, 2022.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities was $0.1 million for

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the three months ended March 31, 2023 and net income attributable to noncontrolling interests was de minimis for the three months ended March 31, 2022.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other assets - PE Investments	$—	$—	$2,790	$2,790	$—	$—	$3,035	$3,035
Other assets - derivative assets	—	2,149	—	2,149	—	1,601	—	1,601
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
	Other assets - PE Investments	Other assets - PE Investments	Mortgage loans held in securitization trusts(1)
Beginning balance	$3,035	$4,406	$813,310
Distributions/paydowns	(245)	—	(13,300)
Unrealized loss in earnings	—	—	(45,431)
Ending balance	$2,790	$4,406	$754,579
_________________________________________
(1)For the three months ended March 31, 2022, the Company recorded an unrealized loss of $45.4 million related to mortgage loans held in securitization trusts, at fair value and an unrealized gain of $45.4 million related to mortgage obligations held in securitization trusts, at fair value.
As of March 31, 2023 and December 31, 2022, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of March 31, 2023 and December 31, 2022, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of March 31, 2023 and December 31, 2022, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans held for investment, net(2)	$3,503,107	$3,349,059	$3,357,271	$3,586,248	$3,468,472	$3,480,001
Financial liabilities:(1)
Securitization bonds payable, net	$1,136,546	$1,132,692	$1,136,546	$1,172,717	$1,167,600	$1,172,717
Mortgage and other notes payable, net	646,041	644,512	624,574	656,568	656,468	656,568
Master repurchase facilities	1,292,176	1,292,176	1,292,176	1,339,993	1,339,993	1,339,993
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $256.3 million and $263.4 million as of March 31, 2023 and December 31, 2022, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2023. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of March 31, 2023, the Company believes the unpaid principal balance approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of March 31, 2023, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Other
The carrying values of cash and cash equivalents, restricted cash, receivables, and accrued and other liabilities approximate fair value due to their short term nature and credit risk, if any, are negligible.

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
The following tables summarize assets carried at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Loans held for investment, net(1)	$—	$—	$126,239	$126,239

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Loans held for investment, net(2)	$—	$—	$79,596	$79,596
_________________________________________
(1)During the first quarter of 2023, the Company recorded $55.0 million of specific CECL reserves. The Company recorded specific CECL reserves of $29.9 million related to one Washington, D.C. office senior loan, $14.5 million related to the Development Mezzanine Loan and $10.6 million related to one Long Island City, New York office senior loan. The Company elected to use a practical expedient in accordance with the CECL standard to determine the estimated fair value of the collateral. The specific CECL reserves for the two office senior loans were based on the estimated fair value of the collateral using a discounted cash flow model and Level 3 inputs which included assuming a rent per square foot ranging from $25 to $48, a capitalization rate ranging from 6.0% to 7.5% and a discount rate ranging from 9.0% to 12.0%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. The specific CECL reserve for the Development Mezzanine Loan was recorded in connection with the amendment and restructuring of the loan in April 2023, which is collateralized by multifamily with a retail component. The specific CECL reserve for the Development Mezzanine Loan was based on the estimated proceeds the Company expects to receive upon the resolution of the asset in three years, using Level 3 inputs which included assuming a rent per square foot ranging from $42 to $60 and a capitalization rate ranging from 5.0% to 7.0%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions.
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
As of March 31, 2023 and December 31, 2022, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	Non-Designated Hedges
	March 31, 2023	December 31, 2022
Derivative Assets
Foreign exchange contracts	$2,148	$1,599
Interest rate contracts	1	2
Included in other assets	$2,149	$1,601
As of March 31, 2023, the Company’s counterparties do not hold any cash collateral.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the Company’s FX forwards and interest rate contracts as of March 31, 2023 and December 31, 2022:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)	Range of Maturity Dates
		Non-Designated
March 31, 2023
FX Forward	NOK	94,467	May 2023 - May 2024
Interest Rate Swap	USD	$163	July 2023

December 31, 2022
FX Forward	NOK	99,733	February 2023 - May 2024
Interest Rate Swap	USD	$285	July 2023
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Other gain (loss), net
Non-designated foreign exchange contracts	$651	$(221)
Non-designated interest rate contracts	(1)	8
	$650	$(213)
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Net Amounts of Assets (Liabilities)
March 31, 2023
Derivative Assets
Foreign exchange contracts	$2,148	$2,148
Interest rate contracts	1	1
	$2,149	$2,149

December 31, 2022
Derivative Assets
Foreign exchange contracts	$1,599	$1,599
Interest rate contracts	2	2
	$1,601	$1,601
The Company did not offset any of its derivatives positions as of March 31, 2023 and December 31, 2022.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
15. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2023, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $248.8 million for senior loans and $7.5 million for mezzanine loans. At December 31, 2022, total unfunded lending commitments for loans held for investment were $258.5 million for senior loans and $4.9 million for mezzanine loans.
Ground Lease Obligation
The Company’s operating leases include ground leases acquired with real estate.
At March 31, 2023 and December 31, 2022, the weighted average remaining lease term was 13.7 years and 13.7 years for ground leases, respectively.
The following table presents ground lease expense, included in property operating expense, for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expense:
Minimum lease expense	$777	$768
Variable lease expense	—	—
	$777	$768
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of March 31, 2023 (dollars in thousands):

Remainder of 2023	$2,332
2024	2,213
2025	2,148
2026	2,073
2027	1,755
2028 and thereafter	15,499
Total lease payments	26,020
Less: Present value discount	8,419
Operating lease liability (Note 7)	$17,601
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Office Lease
At March 31, 2023, the weighted average remaining lease term was 5.6 years for the office leases, which are located in New York, New York and Los Angeles, California.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended March 31, 2023 and 2022, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Corporate Offices
Operating lease expense:
Fixed lease expense	$315	$200
	$315	$200
The operating lease liability for the office leases were determined using a weighted average discount rate of 2.36%. As of March 31, 2023, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices(1)
Remainder of 2023	$961
2024	1,293
2025	1,308
2026	1,323
2027	1,339
2028 and thereafter	1,729
Total lease payments	7,953
Less: Present value discount	557
Operating lease liability (Note 7)	$7,396
__________________________________________
(1)The Company entered into a Los Angeles, California office lease in the first quarter of 2022, with rent payments beginning in 2023.
For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of March 31, 2023, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
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
•CRE Debt Securities—investments previously consisted of BBB and some BB rated CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool). It currently includes a sub-portfolio of private equity funds.
•Corporate—includes corporate-level asset management and other fees including operating expenses, compensation and benefits and restructuring charges.
The Company primarily generates revenue from net interest income on the loan and preferred equity portfolio and rental and other income from its net leased and multi-tenant office assets. The Company’s income is primarily derived through the

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.
The following tables present segment reporting for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate	Total
Three Months Ended March 31, 2023
Net interest income (expense)	$33,243	$—	$—	$(289)	$32,954
Property and other income	—	—	22,551	3,056	25,607
Property operating expense	—	—	(5,852)	—	(5,852)
Transaction, investment and servicing expense	(501)	—	(24)	(310)	(835)
Interest expense on real estate	—	—	(5,509)	—	(5,509)
Depreciation and amortization	—	—	(7,938)	(58)	(7,996)
Increase of current expected credit loss reserve	(39,613)	—	—	—	(39,613)
Compensation and benefits	—	—	—	(8,805)	(8,805)
Operating expense	(4)	—	—	(3,469)	(3,473)
Other gain, net	—	—	655	—	655
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(6,875)	—	3,883	(9,875)	(12,867)
Equity in earnings of unconsolidated ventures	9,055	—	—	—	9,055
Income tax expense	(40)	(5)	(345)	—	(390)
Net income (loss)	$2,140	$(5)	$3,538	$(9,875)	$(4,202)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate	Total
Three Months Ended March 31, 2022
Net interest income (expense)	$29,365	$886	$—	$(866)	$29,385
Property and other income	121	133	24,168	22	24,444
Property operating expense	—	—	(6,724)	—	(6,724)
Transaction, investment and servicing expense	(1,051)	—	(100)	27	(1,124)
Interest expense on real estate	—	—	(7,556)	—	(7,556)
Depreciation and amortization	—	—	(8,551)	(43)	(8,594)
Decrease of current expected credit loss reserve	866	—	—	—	866
Compensation and benefits	—	—	—	(8,225)	(8,225)
Operating expense	(152)	(40)	(32)	(4,125)	(4,349)
Other gain (loss), net	(129)	—	10,369	48	10,288
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	29,020	979	11,574	(13,162)	28,411
Equity in earnings of unconsolidated ventures	25	—	—	—	25
Income tax benefit (expense)	63	—	(99)	—	(36)
Net income (loss)	$29,108	$979	$11,475	$(13,162)	$28,400
The following table presents total assets by segment as of March 31, 2023 and December 31, 2022 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities(1)	Net Leased and Other Real Estate	Corporate(2)	Total
March 31, 2023	$3,445,340	$15,415	$842,203	$301,055	$4,604,013
December 31, 2022	3,580,912	15,459	864,856	289,162	4,750,389
_________________________________________

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(1)Includes PE Investments totaling $2.8 million and $3.0 million as of March 31, 2023 and December 31, 2022, respectively.
(2)Includes cash, unallocated receivables and deferred costs and other assets, net.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Total income by geography:
United States	$105,556	$73,445
Europe	4,722	4,969
Total(1)	$110,278	$78,414

	March 31, 2023	December 31, 2022
Long-lived assets by geography:
United States	$528,266	$532,380
Europe	237,589	254,068
Total(2)	$765,855	$786,448
_________________________________________
(1)Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.
(2)Long-lived assets are comprised of real estate and real estate-related intangible assets, and excludes financial instruments and assets held for sale.
17. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2023 and 2022 consist of the following (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(4,202)	$28,400
Net (income) loss attributable to noncontrolling interests:
Investment Entities	75	(22)
Operating Partnership	—	(654)
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(4,127)	$27,724

Numerator:
Net (income) loss allocated to participating securities (non-vested shares)	$—	$(110)
Net income (loss) attributable to common stockholders	$(4,127)	$27,614

Denominator:
Weighted average shares outstanding - basic(1)	126,665	128,758
Weighted average shares outstanding - diluted(2)	126,665	129,745

Net income (loss) per common share - basic and diluted	$(0.03)	$0.21
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,811,074 and 981,632 of restricted stock awards as of March 31, 2023 and March 31, 2022, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per common share.
(2)The calculation of diluted earnings per share for the three months ended March 31, 2023 excludes the effect of weighted average unvested non-participating restricted shares of 2,537,125 as the effect would be antidilutive.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
18. Subsequent Events
Dividends
In April 2023, the Company paid a quarterly cash dividend of $0.20 per share of its Class A common stock for the quarter ended March 31, 2023, to stockholders of record on March 31, 2023.
Development Mezzanine Loan
In April 2023, the Company amended the Development Mezzanine Loan, bifurcating it into a $30.2 million Mezzanine A note (the “Mezzanine A Note”) and a $14.5 million Mezzanine B note (the “Mezzanine B Note”) to facilitate a new equity contribution from the borrower behind the Mezzanine A Note and ahead of the Mezzanine B Note. As part of the restructuring, the Company extended the terms of both the Mezzanine A Note and Mezzanine B Note to be conterminous with the senior loan which was extended to March 2025, with an additional one-year extension option to March 2026. In connection with this amendment and restructuring of the loan in April 2023, during the first quarter of 2023, the Company recorded a specific CECL reserve of $14.5 million based on the estimated proceeds the Company expects to receive upon the resolution of the asset. Additionally, the Company placed the Mezzanine B Note on nonaccrual status in April 2023.
Share Repurchase Program
In April 2023, the Company’s board of directors authorized the Stock Repurchase Program under which the Company may repurchase up to $50.0 million of its outstanding Class A common stock until April 30, 2024. The Stock Repurchase Program replaces the prior repurchase program authorization which expired on April 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as the information contained in our Form 10-K for the year ended December 31, 2022, which is accessible on the SEC’s website at www.sec.gov.
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
•Net Leased and Other Real Estate—direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of two investments with direct ownership in commercial real estate, with an emphasis on properties with stable cash flow.
•CRE Debt Securities— securities investments previously consisting of BBB and some BB rated CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool). It currently only includes a sub-portfolio of private equity funds.
•Corporate—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility (the “Bank Credit Facility”), compensation and benefits and restructuring charges.
Significant Developments
During the three months ended March 31, 2023, and through May 2, 2023, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•As of the date of this report, we have approximately $424.0 million of liquidity, consisting of $259.0 million cash on hand and $165.0 million available on our Bank Credit Facility; and
•Declared and paid a first quarter $0.20 per share dividend on April 17, 2023.
Our Portfolio
•Generated GAAP net loss of $4.1 million, or $(0.03) per basic and diluted share, Distributable Earnings (Loss) of $11.5 million, or $(0.09) per share and Adjusted Distributable Earnings of $34.5 million or $0.27 per share for the three months ended March 31, 2023;
•For the three months ended March 31, 2023, we:
◦Recorded specific current expected credit loss (“CECL”) reserves of $55.0 million related to two senior loans and one mezzanine loan; (refer to “Our Portfolio - Asset Specific Loan Summaries” section for further discussion);
◦We realized a one-time gain from our ratable share of dispute resolution proceeds of approximately $9.0 million from the senior mezzanine lender of our prior Los Angeles, California mixed-use project construction mezzanine loan and retained B-participation investment. In connection with the settlement, effective January 26, 2023, we have no further interest in the loan or investment;
◦Received loan repayment proceeds of $101.2 million from four loans;
•In April 2023, we amended and restructured a development mezzanine loan to bifurcate it into a $30.2 million mezzanine A note and a $14.5 million mezzanine B note (the “Mezzanine B Note”). We subsequently placed the Mezzanine B Note on nonaccrual status (refer to “Our Portfolio - Asset Specific Loan Summaries” section for further discussion); and

•Subsequent to March 31, 2023, we placed the second of our two Long Island City, New York Office Senior Loans on nonaccrual status (refer to “Our Portfolio - Asset Specific Loan Summaries” section for further discussion).
Trends Affecting Our Business
Global Markets
The current global markets are characterized by volatility, driven by a tightening of monetary policy and geopolitical uncertainty, coupled with the ongoing impacts of COVID-19. In response to heightened inflation, the Federal Reserve continues to raise interest rates, which has tempered the loan financing market and created further uncertainty for the economy and for our borrowers and tenants. These current macroeconomic conditions may continue or intensify. This may cause the United States economy or other global economies to experience an economic slowdown or recession. While we monitor macroeconomic conditions closely, we believe there are too many uncertainties to predict and quantify the full impact that these factors may have on our business.
Office Property Market
The market for office properties was particularly negatively impacted by the COVID-19 pandemic and remains distressed, with increases in vacancy as newly developed or renovated properties become available for leasing and high overall vacancy rates due to the normalization of work from home and the hybrid attendance model. As a result of fewer employees commuting to their offices, businesses are re-evaluating their need for physical office space. To the extent certain borrowers are experiencing significant financial dislocation as a result of economic conditions, we have and may continue to consider the use of interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations, for a limited period. Given the uncertainty in the office market, there is risk of future valuation impairment or investment loss on our loans secured by office properties.
Factors Impacting Our Operating Results
Our results of operations are affected by a number of factors and depend primarily on, among other things, the ability of the borrowers of our assets to service our debt as it is due and payable, the ability of our tenants to pay rent and other amounts due under their leases, our ability to actively and effectively service any sub-performing and non-performing loans and other assets we may have from time to time in our portfolio, the market value of our assets and the supply of, and demand for, CRE senior loans, mezzanine loans, preferred equity, debt securities, net leased properties and our other assets, and the level of our net operating income (“NOI”). Our net interest income, which includes the amortization of purchase premiums and the accretion of purchase discounts, varies primarily as a result of changes in market interest rates, prepayment rates and frequency on our CRE loans and the ability of our borrowers to make scheduled interest payments. Interest rates and prepayment rates vary according to the type of investment, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our net property operating income depends on our ability to maintain the historical occupancy rates of our real estate equity investments, lease currently available space and continue to attract new tenants.
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
Our Portfolio
As of March 31, 2023, our portfolio consisted of 111 investments representing approximately $4.1 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 100 senior loans, mezzanine and preferred loans and had a weighted average cash coupon of 3.8% and a weighted average all-in unlevered yield of 8.8%. Our net leased and other real estate consisted of approximately 6.4 million total square feet of space and total first quarter 2023 NOI of that portfolio was approximately $16.3 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of March 31, 2023, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	93	$3,258,992	$3,258,992	$802,416	$802,416
Mezzanine loans	6	101,006	101,006	101,006	101,006
Preferred equity	1	22,723	22,723	22,723	22,723
Subtotal	100	3,382,721	3,382,721	926,145	926,145
Net leased real estate	8	589,411	589,411	144,611	144,611
Other real estate	2	171,951	158,876	(1,439)	(1,616)
Private equity interests	1	2,790	2,790	2,790	2,790
Total/Weighted average Our Portfolio	111	$4,146,873	$4,133,798	$1,072,107	$1,071,930
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of March 31, 2023.
(3)Net carrying value represents carrying value less any associated financing as of March 31, 2023.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of March 31, 2023.

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
During the first quarter of 2023, two loans changed to a risk ranking of 5 from a risk ranking of 4, two loans changed to a risk ranking of 4 from a risk ranking of 3, and one loan changed to a risk ranking of 3 from a risk ranking of 2. Additionally, one loan changed to a risk ranking of 4 from a risk ranking of 5 and two loans changed to a risk ranking of 3 from a risk ranking of 4. Two loans with a risk ranking of 2 and one loan with a risk ranking of 3 were repaid, and one mezzanine loan with a risk ranking of 5 was resolved. As a result, our weighted average risk ranking at March 31, 2023 is unchanged from December 31, 2022 at 3.2.

Senior and Mezzanine Loans and Preferred Equity
The following tables provides a summary of our senior loans, mezzanine loans and preferred equity based on our internal risk rankings, collateral property type and geographic distribution as of March 31, 2023 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans(2)	Mezzanine loans	Preferred Equity	Total	% of Total
2	4	$119,708	$—	$—	$119,708	3.5%
3	83	2,637,311	29,249	22,723	2,689,283	79.5%
4	9	434,013	13,478	—	447,491	13.2%
5	4	96,000	30,239	—	126,239	3.7%
	100	$3,287,032	$72,966	$22,723	$3,382,721	100.0%

Weighted average risk ranking						3.2
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of March 31, 2023.
(2)Includes one mezzanine loan totaling $28.0 million where we are also the senior lender.

	Carrying value (at BRSP share)
Collateral property type	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
Multifamily	56	$1,579,925	$59,488	$22,723	$1,662,136	49.1%
Office	33	1,093,804	1,028	—	1,094,832	32.4%
Hotel	5	382,232	40,490	—	422,722	12.5%
Other (Mixed-use)(1)	3	151,699	—	—	151,699	4.5%
Industrial	3	51,332	—	—	51,332	1.5%
Total	100	$3,258,992	$101,006	$22,723	$3,382,721	100.0%
_________________________________________
(1)Other includes commercial and residential development and predevelopment assets.

	Carrying value (at BRSP share)
Region	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
US West	42	$1,455,803	$83,079	$22,723	$1,561,605	46.2%
US Southwest	37	1,113,392	4,449	—	1,117,841	33.0%
US Northeast	13	484,221	13,478	—	497,699	14.7%
US Southeast	8	205,576	—	—	205,576	6.1%
Total	100	$3,258,992	$101,006	$22,723	$3,382,721	100.0%

The following table provides asset level detail for our senior loans, mezzanine loans and preferred equity as of March 31, 2023 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Multifamily
Loan 1(6)	Senior	6/18/2019	Santa Clara, CA	$57,442	$57,442	Floating	4.4%	9.5%	6/18/2024	65%	4
Loan 2	Senior	7/19/2021	Dallas, TX	50,034	49,999	Floating	3.4%	8.7%	8/9/2026	74%	3
Loan 3	Senior	3/8/2022	Austin, TX	49,972	50,103	Floating	3.3%	8.7%	3/9/2027	75%	3
Loan 4	Senior	5/17/2022	Las Vegas, NV	49,448	49,758	Floating	3.6%	8.9%	6/9/2027	74%	3
Loan 5	Senior	5/26/2021	Las Vegas, NV	46,104	46,101	Floating	3.5%	8.7%	6/9/2026	70%	3
Loan 6	Senior	11/30/2021	Phoenix, AZ	44,571	44,572	Floating	3.5%	9.1%	12/9/2026	74%	4
Loan 7	Senior	2/3/2021	Arlington, TX	43,680	43,580	Floating	3.7%	9.0%	2/9/2026	81%	3
Loan 8	Senior	3/1/2021	Richardson, TX	43,276	43,411	Floating	3.4%	8.5%	3/9/2026	75%	3
Loan 9	Senior	7/15/2021	Jersey City, NJ	42,919	43,000	Floating	3.0%	8.2%	8/9/2026	66%	2
Loan 10	Senior	12/21/2020	Austin, TX	42,745	42,850	Floating	3.7%	8.8%	1/9/2026	54%	3
Subtotal top 10 multifamily				$470,191	$470,816	14% of total loans

Loan 11	Senior	3/22/2021	Fort Worth, TX	$41,247	$41,286	Floating	3.6%	8.8%	4/9/2026	83%	3
Loan 12	Senior	12/7/2021	Denver, CO	39,237	39,372	Floating	3.3%	8.6%	12/9/2026	74%	3
Loan 13	Senior	7/15/2021	Dallas, TX	39,136	39,206	Floating	3.1%	8.5%	8/9/2026	77%	3
Loan 14	Senior	3/31/2022	Long Beach, CA	37,223	37,429	Floating	3.4%	8.7%	4/9/2027	74%	3
Loan 15	Senior	3/31/2022	Louisville, KY	37,201	37,326	Floating	3.7%	9.1%	4/9/2027	72%	3
Loan 16	Senior	7/12/2022	Irving, TX	36,847	37,096	Floating	3.6%	8.9%	8/9/2027	73%	3
Loan 17	Senior	9/28/2021	Carrollton, TX	36,098	36,282	Floating	3.2%	8.4%	10/9/2025	73%	3
Loan 18	Senior	1/18/2022	Dallas, TX	35,542	35,575	Floating	3.5%	8.9%	2/9/2027	75%	3
Loan 19	Senior	1/12/2022	Los Angeles, CA	35,310	35,551	Floating	3.4%	8.5%	2/9/2027	65%	3
Loan 20	Senior	12/29/2020	Fullerton, CA	34,776	34,860	Floating	3.8%	8.9%	1/9/2026	70%	3
Subtotal top 20 multifamily				$842,808	$844,799	25% of total loans

Loan 21	Senior	3/16/2021	Fremont, CA	$33,550	$33,550	Floating	3.5%	8.8%	4/9/2026	76%	3
Loan 22	Senior	7/29/2021	Phoenix, AZ	32,408	32,562	Floating	3.4%	8.5%	8/9/2026	74%	3
Loan 23	Senior	3/31/2021	Mesa, AZ	31,403	31,434	Floating	3.8%	9.0%	4/9/2026	83%	3
Loan 24(7)	Mezzanine	12/3/2019	Milpitas, CA	30,239	44,716	Fixed	8.0%	13.3%	12/3/2024	58% - 85%	5
Loan 25	Senior	4/29/2021	Las Vegas, NV	29,697	29,736	Floating	3.2%	8.3%	5/9/2026	76%	2
Loan 26	Senior	4/15/2022	Mesa, AZ	29,142	29,354	Floating	3.4%	8.5%	5/9/2027	75%	3
Loan 27	Senior	7/13/2021	Plano, TX	28,935	28,994	Floating	3.2%	8.3%	2/9/2025	82%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Loan 28	Senior	5/19/2022	Denver, CO	28,152	28,327	Floating	3.5%	8.8%	6/9/2027	73%	3
Loan 29	Senior	5/27/2021	Houston, TX	27,977	28,000	Floating	3.0%	8.4%	6/9/2026	67%	3
Loan 30	Senior	2/17/2022	Long Beach, CA	27,746	27,901	Floating	3.4%	8.7%	3/9/2027	67%	3
Loan 31	Senior	8/31/2021	Glendale, AZ	27,345	27,486	Floating	3.3%	8.4%	9/9/2026	75%	3
Loan 32	Senior	12/16/2021	Fort Mill, SC	26,822	26,976	Floating	3.3%	8.4%	1/9/2027	71%	3
Loan 33(6)	Mezzanine	2/8/2022	Las Vegas, NV	24,799	24,887	Fixed	7.0%	12.3%	2/8/2027	56% - 79%	3
Loan 34	Senior	12/21/2021	Phoenix, AZ	24,720	24,876	Floating	3.6%	8.7%	1/9/2027	75%	3
Loan 35	Senior	7/12/2022	Irving, TX	24,505	24,674	Floating	3.6%	8.9%	8/9/2027	72%	3
Loan 36	Senior	3/8/2022	Glendale, AZ	23,768	23,937	Floating	3.5%	8.6%	3/9/2027	73%	3
Loan 37	Senior	7/1/2021	Aurora, CO	23,647	23,753	Floating	3.2%	8.3%	7/9/2026	73%	3
Loan 38	Senior	3/31/2022	Phoenix, AZ	23,098	23,265	Floating	3.7%	8.8%	4/9/2027	75%	3
Loan 39	Senior	11/4/2021	Austin, TX	22,900	23,031	Floating	3.4%	8.5%	11/9/2026	71%	3
Loan 40	Preferred	11/30/2022	Milpitas, CA	22,723	22,941	Fixed	6.0%	12.1%	12/1/2032	n/a	3
Loan 41	Senior	7/13/2021	Oregon City, OR	21,720	21,764	Floating	3.4%	8.5%	8/9/2026	73%	3
Loan 42	Senior	6/22/2021	Phoenix, AZ	21,163	21,262	Floating	3.3%	8.4%	7/9/2026	75%	2
Loan 43	Senior	9/22/2021	Denton, TX	19,709	19,761	Floating	3.3%	8.4%	10/9/2025	70%	3
Loan 44	Senior	1/12/2022	Austin, TX	19,684	19,769	Floating	3.4%	8.7%	2/9/2027	75%	3
Loan 45	Senior	8/6/2021	La Mesa, CA	19,535	19,570	Floating	3.0%	8.3%	8/9/2025	70%	3
Loan 46	Senior	12/21/2021	Gresham, OR	19,378	19,455	Floating	3.6%	8.9%	1/9/2027	74%	3
Loan 47	Senior	9/1/2021	Bellevue, WA	19,267	19,308	Floating	3.0%	8.3%	9/9/2025	64%	3
Loan 48	Senior	6/24/2021	Phoenix, AZ	19,038	19,071	Floating	3.4%	8.7%	7/9/2026	63%	3
Loan 49	Senior	5/5/2022	Charlotte, NC	18,396	18,500	Floating	3.5%	8.8%	5/9/2027	61%	3
Loan 50	Senior	7/14/2021	Salt Lake City, UT	18,279	18,315	Floating	3.4%	8.5%	8/9/2026	73%	3
Loan 51	Senior	4/29/2022	Tacoma, WA	17,744	17,852	Floating	3.3%	8.6%	5/9/2027	72%	3
Loan 52	Senior	6/25/2021	Phoenix, AZ	17,189	17,263	Floating	3.2%	8.3%	7/9/2026	75%	3
Loan 53	Senior	7/21/2021	Durham, NC	15,083	15,150	Floating	3.3%	8.4%	8/9/2026	58%	3
Loan 54	Senior	2/11/2021	Provo, UT	14,039	14,082	Floating	3.9%	9.0%	3/9/2026	72%	3
Loan 55	Senior	3/8/2022	Glendale, AZ	11,079	11,158	Floating	3.5%	8.6%	3/9/2027	73%	3
Loan 56	Mezzanine	7/30/2014	Various - TX	4,449	4,449	Fixed	9.5%	9.5%	8/11/2024	71% - 83%	3
Total/Weighted average multifamily loans				$1,662,136	$1,681,928	49% of total loans	3.6%	8.9%	3.4 years		3.0

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Office
Loan 57	Senior	2/17/2022	Boston, MA	$80,969	$81,420	Floating	3.8%	9.1%	3/9/2027	54%	3
Loan 58	Senior	12/7/2018	Carlsbad, CA	76,411	76,411	Floating	4.4%	9.3%	12/9/2023	73%	3
Loan 59	Senior	8/28/2018	San Jose, CA	73,147	73,147	Floating	2.5%	7.6%	8/28/2025	75%	3
Loan 60	Senior	1/19/2021	Phoenix, AZ	72,229	72,460	Floating	3.7%	8.8%	2/9/2026	70%	3
Loan 61	Senior	2/13/2019	Baltimore, MD	56,730	56,730	Floating	3.6%	8.6%	2/9/2025	74%	4
Loan 62	Senior	5/23/2022	Plano, TX	40,143	40,300	Floating	4.3%	9.4%	6/9/2027	64%	3
Loan 63	Senior	4/27/2022	Plano, TX	39,310	39,434	Floating	4.1%	9.3%	5/9/2027	70%	3
Loan 64	Senior	11/23/2021	Tualatin, OR	38,945	39,102	Floating	4.0%	9.3%	12/9/2026	66%	4
Loan 65	Senior	9/28/2021	Reston, VA	36,677	36,784	Floating	4.1%	9.4%	10/9/2026	71%	3
Loan 66	Senior	11/17/2021	Dallas, TX	36,172	36,309	Floating	4.0%	9.3%	12/9/2025	61%	3
Subtotal top 10 office loans				$550,733	$552,097	16% of total loans

Loan 67(8)	Senior	4/5/2019	L.I. City, NY	$35,000	$68,330	Floating	3.3%	8.3%	4/9/2024	58%	5
Loan 68(9)	Senior	5/29/2019	L.I. City, NY	34,000	68,432	n/a/(9)	n/a/(9)	n/a/(9)	6/9/2024	59%	5
Loan 69	Senior	4/7/2022	San Jose, CA	33,572	33,750	Floating	4.2%	9.5%	4/9/2027	70%	3
Loan 70	Senior	6/2/2021	South Pasadena, CA	33,136	33,091	Floating	4.9%	10.3%	6/9/2026	69%	3
Loan 71	Senior	4/30/2021	San Diego, CA	31,237	31,365	Floating	3.6%	8.7%	5/9/2026	55%	3
Loan 72	Senior	6/16/2017	Miami, FL	30,348	30,008	Floating	5.8%	10.6%	6/9/2023	73%	3
Loan 73	Senior	11/19/2021	Gardena, CA	28,296	28,505	Floating	3.5%	8.7%	12/9/2026	69%	3
Loan 74	Senior	3/31/2022	Blue Bell, PA	27,975	27,988	Floating	4.2%	10.0%	4/9/2025	59%	3
Loan 75	Senior	10/21/2021	Blue Bell, PA	27,930	27,930	Floating	3.8%	8.9%	11/9/2023	67%	3
Loan 76(10)	Senior	7/12/2019	Washington, D.C.	27,000	56,935	n/a/(10)	n/a/(10)	n/a/(10)	8/9/2024	68%	5
Subtotal top 20 office loans				$859,227	$958,431	27% of total loans

Loan 77	Senior	2/26/2019	Charlotte, NC	$25,929	$26,052	Floating	3.3%	8.3%	7/9/2025	51%	2
Loan 78	Senior	11/23/2021	Oakland, CA	24,906	25,000	Floating	4.3%	9.6%	12/9/2026	57%	4
Loan 79	Senior	12/7/2021	Hillsboro, OR	24,413	24,511	Floating	4.0%	9.3%	12/9/2024	71%	3
Loan 80	Senior	9/16/2019	San Francisco, CA	23,465	23,465	Floating	3.3%	8.3%	10/9/2024	82%	3
Loan 81	Senior	7/30/2021	Denver, CO	22,863	22,986	Floating	4.4%	9.5%	8/9/2026	66%	3
Loan 82	Senior	8/27/2019	San Francisco, CA	22,121	22,121	Floating	2.9%	8.0%	9/9/2024	79%	4
Loan 83	Senior	10/29/2020	Denver, CO	18,657	18,708	Floating	3.7%	8.8%	11/9/2025	64%	3
Loan 84	Senior	10/13/2021	Burbank, CA	15,910	16,011	Floating	4.0%	9.1%	11/9/2026	57%	3
Loan 85	Senior	8/31/2021	Los Angeles, CA	15,183	15,229	Floating	4.6%	9.9%	9/9/2026	58%	3
Loan 86	Senior	11/16/2021	Charlotte, NC	15,120	15,223	Floating	4.5%	9.6%	12/9/2026	67%	3
Loan 87	Senior	11/10/2021	Richardson, TX	13,486	13,507	Floating	4.1%	9.4%	12/9/2026	71%	3
Loan 88	Senior	9/26/2019	Salt Lake City, UT	12,524	12,524	Floating	2.7%	7.8%	10/9/2024	72%	3
Loan 89	Mezzanine	2/13/2023	Baltimore, MD	1,028	1,028	Fixed	n/a/(11)	13.0%	2/7/2025	74% - 75%	4
Total/Weighted average office loans				$1,094,832	$1,194,796	32 % of total loans	3.6%	8.5%	2.6 years		3.3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Hotel
Loan 90	Senior	1/2/2018	San Jose, CA	$189,298	$189,298	Floating	4.8%	9.6%	11/9/2026	79%	4
Loan 91	Senior	6/28/2018	Berkeley, CA	119,934	120,000	Floating	3.2%	8.3%	7/9/2025	66%	3
Loan 92	Senior	6/25/2018	Englewood, CO	73,000	73,000	Floating	3.5%	8.3%	2/9/2025	62%	3
Loan 93	Mezzanine	9/23/2019	Berkeley, CA	28,040	28,040	Fixed	11.5%	11.5%	7/9/2025	66% - 81%	3
Loan 94	Mezzanine	1/9/2017	New York, NY	12,450	12,330	Floating	11.0%	16.8%	12/15/2023	67% - 80%	4
Total/Weighted average hotel loans				$422,722	$422,668		4.7%	9.3%	2.8 years		3.5

Other (Mixed-use)
Loan 95	Senior	10/24/2019	Brooklyn, NY	$77,669	$77,669	Floating	4.2%	9.2%	11/9/2024	70%	3
Loan 96	Senior	1/13/2022	New York, NY	45,516	45,705	Floating	3.5%	8.8%	2/9/2027	67%	3
Loan 97	Senior	5/3/2022	Brooklyn, NY	28,514	28,665	Floating	4.4%	9.7%	5/9/2027	68%	3
Total/Weighted average other (mixed-use) loans				$151,699	$152,039		4.0%	9.2%	2.8 years		3.0

Industrial
Loan 98	Senior	7/13/2022	Ontario, CA	$23,353	$23,539	Floating	3.3%	8.4%	8/9/2027	66%	3
Loan 99	Senior	3/25/2022	City of Industry, CA	16,996	17,096	Floating	3.4%	8.7%	4/9/2027	67%	3
Loan 100	Senior	3/21/2022	Commerce, CA	10,983	11,040	Floating	3.3%	8.6%	4/9/2027	71%	3
Total/Weighted average industrial loans				$51,332	$51,675		3.3%	8.5%	4.2 years		3.0

Total/Weighted average senior and mezzanine loans and preferred equity - Our Portfolio				$3,382,721	$3,503,106		3.8%	8.8%	3.0 years		3.2
_________________________________________
(1)Represents carrying values at our share as of March 31, 2023.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include USD 1-month London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”), which were 4.86% and 4.80%, respectively, as of March 31, 2023.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment in-kind interest income and the accrual of origination, extension and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of March 31, 2023, for weighted average calculations.
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
(5)On a quarterly basis, the Company’s senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of March 31, 2023.
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
(7)Subsequent to March 31, 2023, $14.5 million of unpaid principal balance relating to Loan 24 was placed on nonaccrual status; as such, no income will be recognized on this portion of the loan beginning in April 2023.
(8)Subsequent to March 31, 2023, Loan 67 was placed on nonaccrual status; as such, no income will be recognized beginning in April 2023.
(9)Loan 68 was placed on nonaccrual status in September 2022; as such, no income is being recognized.
(10)Loan 76 was placed on nonaccrual status in February 2023; as such, no income is being recognized.
(11)Loan 89 has a payment-in-kind provision and accrues interest at 13.0%.

At March 31, 2023, our general CECL reserve for our outstanding loans and future loan funding commitments is $34.1 million, which is 0.97% of the aggregate commitment amount of our loan portfolio, excluding loans that were evaluated for specific CECL reserves. This represents a decrease of $15.4 million from $49.5 million or 1.34% of the aggregate commitment amount of our loan portfolio at December 31, 2022. This decrease was primarily driven by the removal of two loans from the general CECL reserve pool, which were evaluated individually for specific CECL reserves, partially offset by increased reserves recorded on our portfolio of office loans. During the first quarter of 2023, we recorded $55.0 million of specific CECL reserves related to two senior loans and one mezzanine loan. For further discussion on these specific CECL reserves see “Asset Specific Loan Summaries” below.
Asset Specific Loan Summaries
Long Island City, New York Office Senior Loans

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q1 Risk ranking
Loan 67(2)	Senior	Office	4/5/2019	$35,000	$68,330	Floating	3.3%	8.3%	4/9/2024	58%	5
Loan 68	Senior	Office	5/29/2019	34,000	68,432	n/a/(3)	n/a/(3)	n/a/(3)	6/9/2024	59%	5
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
(2)Subsequent to March 31, 2023, Loan 67 was placed on nonaccrual status; as such, no income will be recognized beginning in April 2023.
(3)Loan 68 was placed on nonaccrual status in September 2022; as such, no income is being recognized.
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
Loan 67
As of March 31, 2023, Loan 67 has in-place leases for 30% of the property and generates incremental revenue from license agreements for rooftop signage and antenna space. In the fourth quarter of 2022, the property received a certificate of eligibility for the industrial and commercial abatement program (“ICAP”) resulting in significant tax savings for the current year and will result in lower real estate taxes for the next 15 years, subject to renewal on an annual basis.
The Loan 67 property cash flows are insufficient to cover the debt service payments. In March 2021, and again in January 2022, we modified the loan, allowing the borrower to use certain future funding advances from the tenant improvements and leasing costs account to cover interest carry and operations shortfalls, provided that the borrower made incremental deposits for interest and carry reserves to support the property. Given the continued negative market conditions surrounding NYC metro office buildings, including the lack of leasing activity, we utilized the estimated fair value of the collateral to estimate a specific CECL reserve of $22.7 million during the third quarter of 2022.
Borrower reserves have been exhausted and the loan is in maturity default and was placed on nonaccrual status as of April 2023. In the first quarter of 2023, the borrower cooperated with a consensual sale process through a national commercial real estate sales advisor. Given recent events in the banking sector, the results of the sale process were not satisfactory. We are evaluating a potential hold of the asset until market conditions improve. The loan has a mezzanine component which would facilitate a timely foreclosure in a proceeding pursuant to the Uniform Commercial Code, if required.
During the first quarter of 2023, we recorded an additional specific CECL reserve of $10.6 million based on feedback from the sales process and the estimated value to be recovered following a potential sale.
Loan 68
As of March 31, 2023, Loan 68 has in-place leases for 10% of the property and generates incremental revenue from a license agreement from rooftop signage. In the second quarter of 2022, the property received a certificate of eligibility for the ICAP resulting in significant tax savings for the current year and will result in lower real estate taxes for the next 15 years, subject to renewal on an annual basis.

Loan 68 property cash flows are insufficient to cover the debt service payments. In March 2021, and again in January 2022, we modified the loan, allowing the borrower to use certain future funding advances from the tenant improvements and leasing costs account to cover interest carry and operations shortfalls, provided that the borrower made incremental deposits for interest and carry reserves to support the property.
Borrower reserves have been exhausted and the loan has been in payment default since October 2022, and was placed on nonaccrual status as of September 2022. Given the continued negative market conditions surrounding NYC metro office buildings, including the lack of leasing activity, we utilized the estimated fair value of the collateral to estimate a specific CECL reserve of $34.5 million during the third quarter of 2022. The borrower is cooperating with a consensual sale process through a national commercial real estate sales advisor. Given recent events in the banking sector, the results of the sale process were not satisfactory. We are evaluating a potential hold of the asset until market conditions improve. The loan has a mezzanine component which would facilitate a timely foreclosure in a proceeding pursuant to the Uniform Commercial Code, if required.
Santa Clara, California Pre-development Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q1 Risk ranking
Loan 1	Senior	Multifamily	6/18/2019	$57,442	$57,442	Floating	4.4%	9.5%	6/18/2024	65%	4
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
As of March 31, 2023, the underwritten pre-development for Phase I and Phase II is complete, and the Pre-development Senior Loan is fully funded. In June 2021, the sponsor did not qualify for their first extension option. The maturity was ultimately extended for twelve months to June 2022 in exchange for certain lender required terms and conditions.
In June 2022, Phase I was released, the sponsor paid down the Pre-development Senior Loan by $50.6 million, and the Loan qualified for their second twelve month extension option. After the release of Phase I, our remaining collateral is the 900 DU in Phase II. The sponsor’s current plan for Phase II is to secure the necessary financing to repay the remaining loan and complete the pre-development of Phase II. We are coordinating with the borrower on seeking new financing alternatives. Given the uncertainty in the finance markets, it is possible that financing is unavailable to recapitalize the project and fund pre-development work for Phase II pursuant to the current business plan and may result in a future valuation impairment or investment loss.
Washington, D.C Office Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q1 Risk ranking
Loan 76	Senior	Office	7/12/2019	$27,000	$56,935	n/a/(2)	n/a/(2)	n/a/(2)	8/9/2024	68%	5
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
(2)Loan 76 was placed on nonaccrual status in February 2023; as such, no income is being recognized
We originated a $65.4 million senior mortgage loan in 2019 to finance the acquisition, capital improvements and leasing of a twelve story, 185,000 square foot, multi-tenant, Class-B office building located in the Dupont Circle neighborhood of Washington, D.C. (the “DC Office Loan”). Since acquisition, the sponsor has been converting a portion of the vacant office space into coworking space, which includes private offices, suites, and an amenity floor.
The Washington, D.C. (“DC”) office market, like many markets, was hit hard by the COVID-19 pandemic and remains distressed, with high overall vacancy rates due to the normalization of work from home and the hybrid attendance model. As a result of fewer employees commuting to their offices, businesses are re-evaluating their need for physical office space. The federal government has adopted a telework work from home program for many employees who are not critical for office attendance, which further compounds the issue for the DC office market. The federal government has been reducing their office requirements which is especially impacting the DC market area. As of March 2023, the DC Office Loan property is 51% leased and in addition to vacancy issues, the property has tenant leases that expire at the end of 2023, creating uncertainty around the ability to re-lease vacant space should these tenants elect not to renew.

The DC Office Loan’s second maturity was in August 2022, and it did not pass the extension tests. The sponsor requested that we waive the debt service coverage and debt yield hurdles required for their twelve-month extension option. We granted the sponsor a sixty-day extension so the sponsor could raise equity for a paydown to extend their loan for twelve months. At the end of the sixty-day extension, the sponsor requested an additional ninety-day extension, which we granted.
At the end of the ninety-day extension, we were unable to reach extension terms with the borrower and as a result, the DC Office Loan defaulted in January 2023 and was placed on nonaccrual status as of February 2023. We completed a foreclosure filing in March 2023 and expect to complete the foreclosure process and take possession of the underlying property by the end of the second quarter of 2023. We are examining all options to maximize value including a potential change of use of the property. Given market conditions surrounding D.C. metro offices, including the lack of leasing activity, the value maximizing use of this asset may be a conversion to multifamily. We utilized the estimated fair value of the collateral and therefore recorded a specific CECL reserve of $29.9 million during the first quarter of 2023.
Milpitas, California Development Mezzanine Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q1 Risk ranking
Loan 24	Mezzanine	Multifamily	12/3/2019	$30,239	$44,716	Fixed	8.0%	13.3%	12/3/2024	58% - 85%	5
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
We originated a $38.6 million mezzanine loan in 2019 to finance the development of a 213-unit luxury multifamily property, with 13,000 square feet of ground floor retail, located in Milpitas, California (the “Development Mezzanine Loan”). Our Development Mezzanine Loan sits behind a $84.0 million senior loan in the capital stack.
Construction of the property is complete, and the sponsor is currently leasing all available units. As of April 2023, the property’s multifamily component is 89% leased and no retail leases have been signed. The Development Mezzanine Loan’s initial maturity date was in December 2022, and it did not pass all required extension tests.
We, and the senior loan lender, extended the interim maturity date to effectuate a restructuring of the capital stack. In April 2023, we amended and restructured our Development Mezzanine Loan, bifurcating it into a $30.2 million Mezzanine A Note (the “Mezzanine A Note”) and a $14.5 million Mezzanine B Note (the “Mezzanine B Note”) to facilitate a new equity contribution from the borrower behind the Mezzanine A Note and ahead of the Mezzanine B Note. As part of the restructuring, we extended the terms of both Mezzanine A Note and Mezzanine B Note to be conterminous with the senior loan which was extended to March 2025, with an additional one-year extension option to March 2026. In connection with this amendment and restructuring of the loan in April 2023, during the first quarter of 2023, we recorded a specific CECL reserve of $14.5 million based on the estimated proceeds we expect to receive upon the resolution of the asset. Additionally, we placed the Mezzanine B Note on nonaccrual status in April 2023.
San Jose, California Hotel Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q1 Risk ranking
Loan 90	Senior	Hotel	1/2/2018	$189,928	$189,928	Floating	4.8%	9.6%	11/9/2026	79%	4
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.

We originated a $173.5 million senior loan for the sponsor’s purchase of the San Jose Hotel (the “San Jose Hotel Loan”) in 2018. The San Jose Hotel Loan included an initial funding of $166.6 million with an additional $6.9 million of future advances. At closing, the borrower contributed approximately $90.0 million of equity toward the acquisition.
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

In November 2021 the borrower emerged from bankruptcy and the court confirmed the amended and restated senior mortgage loan terms in the amount of $184.9 million, an upsize which reflected accrued interest and fees, collapsed the prior preferred equity investment into the restated senior mortgage loan, and included certain other costs and expenses associated with bankruptcy. The San Jose hotel reopened in April 2022.
The San Jose Hotel Loan’s property performance continues to improve but not without its challenges. Office attendance in the city of San Jose is among the lowest among major cities in the nation. In February 2023 we upsized the $184.9 million loan by $7.0 million to fund renovations of all guest rooms and to fund debt service shortfalls anticipated until the hotel stabilizes later in 2023.
The 805-room property consists of a main hotel tower and a second expansion annex tower. The borrower has entered into a PSA to sell the 264-room hotel annex tower in third quarter of 2023. The prospective buyer is in the due diligence phase and the transaction is in early stages. If the transaction occurs, proceeds from the sale will be primarily applied to pay down the San Jose Hotel Loan, which will meaningfully improve the credit profile of our remaining investment. For the time being, the San Jose Hotel Loan remains risk rated four.
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
As of March 31, 2023, $748.3 million or 18.1% of our assets were invested in net leased and other real estate properties and these properties were 96.7% occupied. The following table presents our net leased and other real estate investments as of March 31, 2023 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI three months ended March 31, 2023(3)
Net leased real estate	8	$589,411	$12,365
Other real estate	2	158,876	3,905
Total/Weighted average net leased and other real estate	10	$748,287	$16,270
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of March 31, 2023; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of March 31, 2023:

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)
Net leased real estate
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	15.4
Net lease 2	Office	Stavanger, Norway	1	1,290,926 RSF	100%	7.2
Net lease 3	Office	Aurora, CO	1	183,529 RSF	100%	4.7
Net lease 4	Office	Indianapolis, IN	1	338,000 RSF	100%	7.8
Net lease 5	Retail	Various - U.S.	7	319,600 RSF	100%	4.7
Net lease 6	Retail	Keene, NH	1	45,471 RSF	100%	5.8
Net lease 7(4)	Retail	South Portland, ME	1	52,900 RSF	100%	8.8
Net lease 8	Retail	Fort Wayne, IN	1	50,000 RSF	100%	1.4
Total/Weighted average net leased real estate			15	5,067,769 RSF	100%	10.4

Other real estate
Other real estate 1(4)	Office	Creve Coeur, MO	7	847,604 RSF	87%	3.8
Other real estate 2(4)	Office	Warrendale, PA	5	496,414 RSF	84%	3.3
Total/Weighted average other real estate			12	1,344,018 RSF	85%	3.6

Total/Weighted average net leased and other real estate			27
_________________________________________
(1)Rentable square feet based on carrying value at our share as of March 31, 2023.
(2)Represents the percent leased as of March 31, 2023. Weighted average calculation based on carrying value at our share as of March 31, 2023.
(3)Based on in-place leases (defined as occupied and paying leases) as of March 31, 2023, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of March 31, 2023.
(4)The current maturity of the debt on Net lease 7 is June 2023, the debt on Other real estate 1 is October 2024 and the debt on Other real estate 2 is January 2025.
Asset Specific Net Leased Summaries
Warehouse Distribution Portfolio Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	15.4
In August 2018 we acquired two warehouse distribution facilities located in Tracy, California and Tolleson, Arizona (the “Warehouse Distribution Portfolio”) for $292 million. These two properties are 100% occupied by a single tenant that is rated investment grade Ba1 from Moody’s. The tenant is a national grocer and these properties form a part of its national distribution network. The Warehouse Distribution Portfolio lease (the “Warehouse Distribution Portfolio Lease”) requires the tenant to pay for all real estate-related expenses, including operational expenditures, capital expenditures and taxes. The tenant has invested a significant amount of capital expenditures into each property over the past few years and has plans for additional capital expenditures in 2023. The Warehouse Distribution Portfolio Lease has a remaining lease term of 15.4 years ending in 2038. The tenant has the option to extend the lease for nine five-year periods at the same terms with rent adjusted to market rent. The Warehouse Distribution Portfolio Lease also has annual rent increases of 1.5%. Financing on the Warehouse Distribution Portfolio consists of mortgage and mezzanine debt for a total combined amount payable of $200 million. The debt is interest only at a blended fixed rate of 4.8% and matures in September 2028. The debt has a defeasance provision for any early loan prepayment. The tenant has made all rent payments and is current on all its financial obligations under the Warehouse Distribution Portfolio Lease. The tenant has recently announced a merger with another national grocer, which is pending regulatory approval. If the merger is approved, it is not expected to impact our lease agreement.
The Warehouse Distribution Portfolio has generated net operating income for the three months ended March 31, 2023, of $5.0 million; and the asset value on our consolidated balance sheet is $251.6 million as of March 31, 2023.

Stavanger, Norway Office Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 2	Office	Stavanger, Norway	1	1,290,926 RSF	100%	7.2
In July 2018, we acquired a class A office campus in Stavanger, Norway (the “Norway Net Lease”) for $320 million (NOK 2.6 billion). This property is 100% occupied by a single tenant that is rated investment grade AA-/Aa2 from S&P and Moody’s, respectively. The property serves as their global headquarters. The Norway Net Lease requires the tenant to pay for all real estate-related expenses, including operational expenditures, capital expenditures and municipality taxes. The Norway Net Lease has a weighted average remaining lease term of seven years and the tenant has the option to extend for two five-year periods at the same terms with rent adjusted to market rent, and there is a risk that the rent can decrease at that time. The Norway Net Lease also has annual rent increases based on the Norwegian CPI Index through 2030. The rent increase in 2023 was 6.1%. Our tenant has injected a significant amount of capital into improvements of the property over the past 10 years.
Financing on the Norway Net Lease consists of a mortgage payable of $153.3 million (NOK 1.6 billion) with a fixed rate of 3.9%, which matures in June 2025, at which time there will be five years remaining on the initial lease term. The financing includes a provision for annual appraisal valuation each May with loan-to-value (“LTV”) tests declining from 75% LTV beginning in year five, to 70% LTV after year eight and 65% LTV after year nine. The most recent valuation in May of 2022 resulted in an LTV of 67%. Market conditions could impact property valuations and continuing compliance with those annual tests, resulting in a cash trap subject to LTV rebalancing.
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

Results of Operations
The following table summarizes our portfolio results of operations for the three months ended March 31, 2023, and December 31, 2022 (dollars in thousands):

	Three Months Ended March 31,	Three Months Ended December 31,	Q1’23 vs Q4’22
	2023	2022	Amount
Net interest income
Interest income	$75,616	$74,856	$760
Interest expense	(42,662)	(41,336)	(1,326)
Interest income on mortgage loans held in securitization trusts	—	3,471	(3,471)
Interest expense on mortgage obligations issued by securitization trusts	—	(3,383)	3,383
Net interest income	32,954	33,608	(654)

Property and other income
Property operating income	22,551	21,978	573
Other income	3,056	3,382	(326)
Total property and other income	25,607	25,360	247

Expenses
Property operating expense	5,852	6,418	(566)
Transaction, investment and servicing expense	835	397	438
Interest expense on real estate	5,509	6,997	(1,488)
Depreciation and amortization	7,996	8,213	(217)
Increase of CECL reserve	39,613	20,609	19,004
Compensation and benefits	8,805	8,163	642
Operating expense	3,473	2,677	796
Total expenses	72,083	53,474	18,609

Other income
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	854	(854)
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(854)	854
Other gain, net	655	40	615
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(12,867)	5,534	(18,401)
Equity in earnings of unconsolidated ventures	9,055	—	9,055
Income tax expense	(390)	(1,304)	914
Net income (loss)	$(4,202)	$4,230	$(8,432)

Comparison of Three Months Ended March 31, 2023 and December 31, 2022
Net Interest Income
Interest income
Interest income increased by $0.8 million to $75.6 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. The increase was primarily due to $6.4 million related to higher LIBOR and SOFR interest rates partially offset by $4.9 million related to loan repayments and $0.5 million of higher yield maintenance and accelerated amortization income recognized during the three months ended December 31, 2022.
Interest expense
Interest expense increased by $1.3 million to $42.7 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. The increase was driven by $3.4 million related to higher LIBOR and SOFR rates offset by $2.3 million related to payoffs of financings in connection with loan repayments.

Net interest income on mortgage loans and obligations held in securitization trusts, net
We did not hold any retained interests of securitization trusts, net during the three months ended March 31, 2023 following the sale of the retained interests of a securitization trust during the fourth quarter of 2022. We recorded $0.1 million of net interest income on mortgage loans and obligations held in securitization trusts, net during the three months ended December 31, 2022.
Property and other income
Property operating income
Property operating income increased by $0.6 million to $22.6 million for the three months ended March 31, 2023, as compared to the three months ended December 31, 2022, primarily due to an increase in rental income related to an office property.
Other income
Other income decreased by $0.3 million to $3.1 million during the three months ended March 31, 2023, as compared to the three months ended December 31, 2022, primarily due to lower reimbursement income related to an office property partially offset by higher income from money market investments.
Expenses
Property operating expense
Property operating expense decreased by $0.6 million to $5.9 million for the three months ended March 31, 2023, as compared to the three months ended December 31, 2022, primarily due to decreased expenses related to an office property.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $0.4 million to $0.8 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022, primarily due to costs associated with a secondary offering of shares of our class A common stock.
Interest expense on real estate
Interest expense on real estate decreased by $1.5 million to $5.5 million for the three months ended March 31, 2023, as compared to the three months ended December 31, 2022. The decrease was primarily due to amortization recorded during the three months ended March 31, 2023.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.2 million to $8.0 million for the three months ended March 31, 2023, as compared to the three months ended December 31, 2022. The decrease was primarily due to fully depreciating and amortizing assets associated with a retail property.
Increase (decrease) of CECL reserve
We recorded CECL reserves of $39.6 million for the three months ended March 31, 2023, as compared to reserves of $20.6 million for three months ended December 31, 2022. The increase was driven by specific CECL reserves related to two office senior loans and one development mezzanine loan. Refer to “Our Portfolio - Asset Specific Loan Summaries” section for further discussion.
Compensation and benefits
Compensation and benefits increased by $0.6 million to $8.8 million for the three months ended March 31, 2023, as compared to the three months ended December 31, 2022. This was primarily due to an increase in employee stock compensation expense and payroll taxes related to stock vesting events, which occur annually during the first quarter.
Operating expense
Operating expense increased by $0.8 million to $3.5 million for the three months ended March 31, 2023, as compared to the three months ended December 31, 2022. The increase was primarily due to higher third-party costs incurred during the first quarter of 2023.

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net
During the three months ended December 31, 2022, we recorded a $0.9 million unrealized gain on mortgage loans and obligations held in securitization trusts, net due to the sale of the retained interests of a securitization trust during the fourth quarter of 2022.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the three months ended December 31, 2022, we recorded a $0.9 million realized loss on mortgage loans and obligations held in securitization trusts, net due to the sale of the retained interests of a securitization trust during the fourth quarter of 2022.
Other gain, net
During the three months ended March 31, 2023, we recorded other gain, net of $0.7 million, primarily due to gains related to foreign currency hedges. During the three months ended December 31, 2022, we recorded a de minimis gain primarily due to the gain on sale of a securitization trust offset by losses related to foreign currency hedges.
Equity in earnings of unconsolidated ventures
We realized a one-time gain from our ratable share of dispute resolution proceeds of approximately $9.0 million from the senior mezzanine lender of the Development Mezzanine Loan in connection with our prior Los Angeles, California mixed-use project and retained B-participation investment. In connection with the settlement, effective January 26, 2023, we have no further interest in the loan or investment. We did not record equity in earnings of unconsolidated ventures during the three months ended December 31, 2022.
Income tax benefit (expense)
Income tax expense decreased by $0.9 million to $0.4 million for the three months ended March 31, 2023, as compared to the three months ended December 31, 2022, due to return to provision adjustments booked in the quarter ended December 31, 2022.

	Three Months Ended March 31,	Three Months Ended March 31,	Q1’23 vs Q1’22
	2023	2022	Amount
Net interest income
Interest income	$75,616	$44,570	$31,046
Interest expense	(42,662)	(16,072)	(26,590)
Interest income on mortgage loans held in securitization trusts	—	9,375	(9,375)
Interest expense on mortgage obligations issued by securitization trusts	—	(8,488)	8,488
Net interest income	32,954	29,385	3,569

Property and other income
Property operating income	22,551	24,168	(1,617)
Other income	3,056	276	2,780
Total property and other income	25,607	24,444	1,163

Expenses
Property operating expense	5,852	6,724	(872)
Transaction, investment and servicing expense	835	1,124	(289)
Interest expense on real estate	5,509	7,556	(2,047)
Depreciation and amortization	7,996	8,594	(598)
Increase (decrease) of CECL reserve	39,613	(866)	40,479
Compensation and benefits	8,805	8,225	580
Operating expense	3,473	4,349	(876)
Total expenses	72,083	35,706	36,377

Other income
Other gain, net	655	10,288	(9,633)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(12,867)	28,411	(41,278)
Equity in earnings of unconsolidated ventures	9,055	25	9,030
Income tax expense	(390)	(36)	(354)
Net income (loss)	$(4,202)	$28,400	$(32,602)
Comparison of Three Months Ended March 31, 2023 and March 31, 2022
Net Interest Income
Interest income
Interest income increased by $31.0 million to $75.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to $25.2 million related to higher LIBOR and SOFR interest rates and $16.6 million related to loan originations, which was offset by $10.5 million following loan repayments.
Interest expense
Interest expense increased by $26.6 million to $42.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to $15.3 million related to higher LIBOR and SOFR rates and $12.8 million related to financings on new loans. This was partially offset by $2.1 million related to paydowns on financings.
Net interest income on mortgage loans and obligations held in securitization trusts, net
We did not hold any retained interests of securitization trusts, net during the three months ended March 31, 2023 following the sale of the retained interests of a securitization trust during the fourth quarter of 2022. We recorded $0.9 million of net interest income on mortgage loans and obligations held in securitization trusts, net during the three months ended March 31, 2022.

Property and other income
Property operating income
Property operating income decreased by $1.6 million to $22.6 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease was primarily due to real estate properties sold in the first quarter of 2022.
Other income
Other income increased by $2.8 million to $3.1 million for the three months ended March 31, 2023, primarily due to higher income from money market investments.
Expenses
Property operating expense
Property operating expense decreased by $0.9 million to $5.9 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease was primarily due to real estate properties sold in the first quarter of 2022.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.3 million to $0.8 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 primarily due to lower tax-related costs incurred in the first quarter of 2023.
Interest expense on real estate
Interest expense on real estate decreased by $2.0 million to $5.5 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease was primarily due to amortization recorded during the three months ended March 31, 2023.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.6 million to $8.0 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease was primarily due to fully depreciating and amortizing assets associated with a retail property.
Increase (decrease) of CECL reserve
During the three months ended March 31, 2023, we recorded CECL reserves of $39.6 million. This was driven by specific reserves related to two office senior loans and one development mezzanine loan. Refer to “Our Portfolio - Asset Specific Loan Summaries” section for further discussion.
Compensation and benefits
Compensation and benefits increased by $0.6 million to $8.8 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 primarily due to an increase in employee stock compensation expense and payroll taxes related to stock vesting events.
Operating expense
Operating expense decreased by $0.9 million to $3.5 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease was primarily due to lower legal, audit and insurance costs.
Other income (loss)
Other gain, net
Other gain, net decreased by $9.6 million to $0.7 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to realized gains associated with two property sales recorded in the first quarter of 2022.

Equity in earnings of unconsolidated ventures
We realized a one-time gain from its ratable share of dispute resolution proceeds of approximately $9.0 million from the senior mezzanine lender at our prior Los Angeles, California mixed-use project construction mezzanine loan and retained B-participation investment. In connection with the settlement, effective January 26, 2023, we have no further interest in the loan or investment. We recorded de minimis equity in earnings of unconsolidated ventures during the three months ended March 31, 2022.
Income tax benefit (expense)
Income tax expense increased by $0.4 million to $0.4 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to an increase in taxable income.
Book Value Per Share
The following table calculates our GAAP book value per share and undepreciated book value per share ($ in thousands, except per share data):

	March 31, 2023	December 31, 2022
Stockholders’ Equity excluding noncontrolling interests in investment entities	$1,353,418	$1,387,768
Shares
Class A common stock	129,946	128,872
Total outstanding	129,946	128,872
GAAP book value per share	$10.41	$10.77
Accumulated depreciation and amortization per share	$1.33	$1.29
Undepreciated book value per share(1)	$11.74	$12.06
_________________________________
(1)Excludes the impact of our pro rata share of accumulated depreciation and amortization on real estate investments (including related intangible assets and liabilities).
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
The following table presents a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(4,127)	$27,724
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	—	654
Non-cash equity compensation expense	2,295	1,880
Depreciation and amortization	6,556	8,603
Net unrealized loss (gain):
Other unrealized (gain) loss on investments	(550)	1,448
General CECL reserves	(15,394)	(866)
Gain on sales of real estate, preferred equity and investments in unconsolidated joint ventures	—	(10,503)
Adjustments related to noncontrolling interests	(258)	(165)
Distributable Earnings (Loss) attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$(11,478)	$28,775
Distributable Earnings (Loss) per share(1)	$(0.09)	$0.22

Adjustments:
Specific CECL reserves	$55,007	$—
Fair value adjustments	(9,055)	—
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$34,474	$28,775
Adjusted Distributable Earnings per share(1)	$0.27	$0.22
Weighted average number of common shares and OP units(1)	129,202	132,821
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the three months ended March 31, 2022 included 3.1 million OP units.

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
The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(4,127)	$27,724
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	7,636	(16,242)
Net income (loss) attributable to noncontrolling interests in investment entities	(75)	22
Amortization of above- and below-market lease intangibles	(139)	(41)
Interest expense on real estate	5,509	7,556
Transaction, investment and servicing expense	35	100
Depreciation and amortization	7,938	8,551
Operating expense	1	32
Other gain on investments, net	(553)	(10,369)
Income tax expense	345	69
NOI attributable to noncontrolling interest in investment entities	(300)	(309)
Total NOI, at share	$16,270	$17,093
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

Financing Strategy
We have a multi-pronged financing strategy that includes an up to $165.0 million secured revolving credit facility as of March 31, 2023, up to approximately $2.3 billion in secured revolving repurchase facilities, $1.1 billion in non-recourse securitization financing, $618.2 million in commercial mortgages and $27.9 million in other asset-level financing structures (refer to “Bank Credit Facility” section below for further discussion). In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	March 31, 2023	December 31, 2022
Debt-to-equity ratio(1)	2.0x	2.0x
_________________________________________
(1)Represents (i) total outstanding secured debt less cash and cash equivalents of $313.5 million and $306.3 million at March 31, 2023 and December 31, 2022, respectively to (ii) total equity, in each case, at period end.
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
As of March 31, 2023, we were in compliance with all of our financial covenants under the Credit Agreement.
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
The following table presents a summary of our Master Repurchase and Bank Credit Facilities as of March 31, 2023 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$600,000	$522,677	4.0	SOFR + 2.17%
Bank 2	600,000	309,113	3.0	LIBOR/SOFR + 1.88%
Bank 3	400,000	236,718	4.2	SOFR + 1.74%
Bank 4	400,000	223,668	4.3	SOFR + 1.86%
Bank 5	250,000	—	2.2	LIBOR/SOFR + 1.86%
Total Master Repurchase Facilities	2,250,000	1,292,176

Bank Credit Facility	165,000	—	—	SOFR + 2.25%

Total Facilities	$2,415,000	$1,292,176
_________________________________________
(1)The Company utilized the Secured Overnight Financing Rate (“SOFR”) for all deals beginning January 1, 2022.

The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities, Bank Credit Facility and CMBS Credit Facilities dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
March 31, 2023	$1,778,135	$1,292,176	$1,320,246
December 31, 2022	1,436,829	1,339,993	1,434,901
September 30, 2022	1,510,616	1,533,664	1,537,511
June 30, 2022	1,343,678	1,487,567	1,503,297
March 31, 2022	1,052,455	1,199,789	1,199,789
The decrease in our end of period UPB from December 31, 2022 to March 31, 2023 was driven by payoffs of loans during the period.
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
As of March 31, 2023, less than half of the CLNC 2019-FL1 mortgage assets are indexed to LIBOR and the borrowings under CLNC 2019-FL1 are indexed to Term SOFR, creating an underlying benchmark index rate basis difference between a portion of the CLNC 2019-FL1 assets and liabilities, which is meant to be mitigated by the benchmark replacement adjustment described above. We have the right to transition the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities, and will make the determination taking into account the loan portfolio as a whole. The transition to SOFR is not expected to have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
CLNC 2019-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the first quarter of 2023 and through May 2, 2023, one loan held in CLNC 2019-FL was fully repaid and one loan was partially repaid totaling $36.2 million. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of payments. As of May 2, 2023, the securitization advance rate was 73.8%

at a weighted average cost of funds of Adjusted Term SOFR plus 1.87% (before transaction costs). At March 31, 2023, we had $632.6 million of unpaid principal balance of CRE debt investments financed with CLNC 2019-FL1.
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
In July 2021, we executed a securitization transaction through our subsidiaries BRSP 2021-FL1 Ltd. and BRSP 2021-FL1, LLC, which resulted in the sale of $670 million of investment grade notes. The securitization reflects an advance rate of 83.75% at a weighted cost of funds of LIBOR plus 1.49% (before transaction expenses) and is collateralized by a pool of 28 senior loan investments.
BRSP 2021-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within BRSP 2021-FL1. During the first quarter of 2023 and through May 2, 2023, two loans held in BRSP 2021-FL1 were fully repaid, totaling $48.0 million. We replaced the repaid loans by contributing existing loan investments of equal value. At March 31, 2023, we had $800.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1.
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
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of March 31, 2023. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,554	$413	$825	$316	$—
Secured debt(2)	2,373,999	828,893	1,172,161	120,348	252,597
Securitization bonds payable(3)	1,168,256	723,943	444,313	—	—
Ground lease obligations(4)	26,020	2,947	4,265	3,741	15,067
Office leases	7,953	1,283	2,608	2,669	1,393
	$3,577,782	$1,557,479	$1,624,172	$127,074	$269,057
Lending commitments(5)	256,252
Total	$3,834,034
_________________________________________
(1)Future interest payments were estimated based on the applicable index at March 31, 2023 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at March 31, 2023.
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

Share Repurchases
In April 2023, our board of directors authorized a stock repurchase program (“Stock Repurchase Program”) under which we may repurchase up to $50.0 million of our outstanding Class A common stock until April 30, 2024. The Stock Repurchase Program replaces the prior stock repurchase program authorization which expired on April 30, 2023. Under the Stock Repurchase Program, we may repurchase shares in open market purchases, in privately negotiated transactions or otherwise. We have a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b-18 under the “Exchange Act”. The Stock Repurchase Program will be utilized at our discretion and in accordance with the requirements of the SEC. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements and other conditions.
During the three months ended March 31, 2023, we did not make any share repurchases, and as of March 31, 2023, there was $81.7 million remaining available to make repurchases under the prior stock repurchase program.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2023	2022	Change
Operating activities	$39,673	$32,357	$7,316
Investing activities	69,622	(218,802)	288,424
Financing activities	(114,408)	169,948	(284,356)
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
Our operating activities provided net cash inflows of $39.7 million and $32.4 million for the three months ended March 31, 2023 and 2022, respectively. Net cash provided by operating activities increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to higher income earned as a result of higher interest rates.
We believe cash flows from operations, available cash balances and our ability to generate cash through short and long-term borrowings are sufficient to fund our operating liquidity needs.
Investing Activities
Investing activities include cash outlays for acquisition of real estate and disbursements on new and/or existing loans, which are partially offset by repayments and sales of loan receivables, proceeds from sale of real estate, as well as proceeds from maturity or sale of securities.
Investing activities generated net cash inflows of $69.6 million for the three months ended March 31, 2023. Net cash provided by investing activities in 2023 resulted primarily from repayments on loans and preferred equity held for investment, net of $101.4 million, partially offset by future advances on our loans and preferred equity held for investment, net of $16.4 million.
Investing activities used net cash outflows of $218.8 million for the three months ended March 31, 2022. Net cash used in investing activities in 2022 resulted primarily from originations and future advances on our loans and preferred equity held for investment, net of $498.2 million partially offset by repayments on loans and preferred equity held for investment, net of $215.3 million, proceeds from sales of real estate of $55.6 million and repayments of principal in mortgage loans held in securitization trusts of $13.3 million.
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

Financing activities used net cash of $114.4 million for the three months ended March 31, 2023, which resulted primarily from repayment of credit facilities of $158.2 million, repayment of securitization bonds of $36.2 million, and distributions paid on common stock of $26.0 million partially offset by borrowings from credit facilities of $110.3 million.
Financing activities provided net cash of $169.9 million for the three months ended March 31, 2022, which resulted which resulted primarily from borrowings from credit facilities of $383.3 million partially offset by repayment of credit facilities of $88.7 million, repayment of mortgage notes of $43.3 million, repayment of securitization bonds of $40.7 million, distributions paid on common stock of $23.9 million and repayment of mortgage obligations issued by securitization trusts of $13.3 million.
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
Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
As of March 31, 2023, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase or decrease interest income by $8.0 million annually, net of interest expense.
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
The COVID-19 pandemic has had a direct and volatile impact on the global markets, including the commercial real estate equity and debt capital markets. The continued disruption caused by COVID-19 has led to a negative impact on asset valuations and significant constraints on liquidity in the capital markets, which have led to restrictions on lending activity, downward pressure on covenant compliance and requirements to post margin or repayments under master repurchase financing arrangements. Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the three months ended March 31, 2023, and through May 2, 2023, we have not received any margin calls under our Master Repurchase Facilities.
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
At March 31, 2023, we had approximately NOK 615.8 million or a total of $59.0 million, in net investments in our European subsidiaries. A 1.0% change in the foreign currency rate would result in a $0.6 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiary.
A summary of the foreign exchange contracts in place at March 31, 2023, including notional amount and key terms, is included in Note 14, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at March 31, 2023, we do not expect any counterparty to default on its obligations.

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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results. There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the three months ended March 31, 2023.
Purchases of Equity Securities by Issuer
The Company did not repurchase any of its Class A common stock during the three months ended March 31, 2023.
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

3.2*	Fifth Amended and Restated Bylaws of BrightSpire Capital, Inc.
10.1†*	BrightSpire Capital, Inc., 2022 Equity Incentive Plan Restricted Stock Agreement
10.2†*	BrightSpire Capital, Inc., 2022 Equity Incentive Plan Performance Restricted Stock Unit Agreement
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Dated: May 3, 2023

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)