Form 10-Q
period 2023-06-30
BrightSpire Capital, Inc.
filed 2023-08-02
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of August 1, 2023, BrightSpire Capital, Inc. had 129,985,107 shares of Class A common stock, par value $0.01 per share, outstanding.

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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the ongoing adverse effects of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company, its borrowers and tenants, the real estate market and the global economy and financial markets.
Among others, the following uncertainties and other factors could cause actual results to differ from those set forth in the forward-looking statements:
•operating costs and business disruption may be greater than expected;
•the ongoing impacts of the COVID-19 pandemic, such as changes in consumer behavior and corporate policies that have affected the use of and demand for traditional retail, hotel and office space;
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
•our lack of an established minimum distribution payment level, and we cannot assure you of our ability to pay distributions in the future;
•the timing of and ability to complete repurchases of our common stock;
•the risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders; and
•the impact of legislative, regulatory, tax and competitive changes, regime changes and the actions of governmental authorities, and in particular those affecting the commercial real estate finance and mortgage industry or our business; and
•the ongoing impacts of global geopolitical uncertainty and unforeseen public health crises such as the COVID-19 pandemic on the real estate market.
The foregoing list of factors is not exhaustive, and many of these risks are heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, “Risk Factors” in this Form 10-Q for the quarter ended June 30, 2023 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$218,170	$306,320
Restricted cash	84,587	92,508
Loans and preferred equity held for investment	3,219,701	3,574,989
Current expected credit loss reserve	(106,728)	(106,247)
Loans and preferred equity held for investment, net	3,112,973	3,468,742
Real estate, net	771,383	732,468
Receivables, net	53,481	40,698
Deferred leasing costs and intangible assets, net	58,033	53,980
Other assets ($2,790 and $3,035 at fair value, respectively)	56,126	55,673
Total assets	$4,354,753	$4,750,389
Liabilities
Securitization bonds payable, net	$992,583	$1,167,600
Mortgage and other notes payable, net	644,891	656,468
Credit facilities	1,217,251	1,339,993
Accrued and other liabilities	79,296	87,633
Intangible liabilities, net	4,871	4,839
Escrow deposits payable	67,319	79,055
Dividends payable	26,000	25,777
Total liabilities	$3,032,211	$3,361,365
Commitments and contingencies (Note 15)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 130,039,469 and 128,872,471 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,300	1,289
Additional paid-in capital	2,856,225	2,853,723
Accumulated deficit	(1,530,351)	(1,466,568)
Accumulated other comprehensive income (loss)	(5,745)	(676)
Total stockholders’ equity	1,321,429	1,387,768
Noncontrolling interests in investment entities	1,113	1,256
Total equity	1,322,542	1,389,024
Total liabilities and equity	$4,354,753	$4,750,389

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

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$4,474	$5,163
Restricted cash	9,503	7,831
Loans and preferred equity held for investment, net	1,255,511	1,444,398
Real estate, net	168,459	167,821
Receivables, net	25,245	11,869
Deferred leasing costs and intangible assets, net	9,368	10,956
Other assets	21,883	21,977
Total assets	$1,494,443	$1,670,015
Liabilities
Securitization bonds payable, net	$992,583	$1,167,600
Mortgage and other notes payable, net	172,187	173,960
Accrued and other liabilities	9,515	5,026
Intangible liabilities, net	4,149	4,839
Escrow deposits payable	571	2,366
Total liabilities	$1,179,005	$1,353,791

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net interest income
Interest income	$74,339	$53,083	$149,955	$97,654
Interest expense	(44,095)	(21,455)	(86,757)	(37,527)
Interest income on mortgage loans held in securitization trusts	—	9,721	—	19,095
Interest expense on mortgage obligations issued by securitization trusts	—	(8,586)	—	(17,074)
Net interest income	30,244	32,763	63,198	62,148

Property and other income
Property operating income	21,727	21,781	44,278	45,948
Other income	3,248	787	6,304	1,063
Total property and other income	24,975	22,568	50,582	47,011

Expenses
Property operating expense	5,443	5,266	11,295	11,990
Transaction, investment and servicing expense	820	982	1,655	2,106
Interest expense on real estate	6,773	7,117	12,282	14,673
Depreciation and amortization	7,941	8,720	15,937	17,314
Increase of current expected credit loss reserve	28,966	10,143	68,579	9,277
Compensation and benefits (including $3,102, $2,286, $5,398 and $4,166 of equity-based compensation expense, respectively)	9,368	8,269	18,173	16,494
Operating expense	3,273	4,070	6,746	8,419
Total expenses	62,584	44,567	134,667	80,273

Other income
Other gain, net	177	24,332	832	34,620
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(7,188)	35,096	(20,055)	63,506
Equity in earnings of unconsolidated ventures	—	—	9,055	25
Income tax expense	(310)	(465)	(700)	(501)
Net income (loss)	(7,498)	34,631	(11,700)	63,030
Net (income) loss attributable to noncontrolling interests:
Investment entities	12	15	87	(7)
Operating Partnership	—	(359)	—	(1,013)
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(7,486)	$34,287	$(11,613)	$62,010

Net income (loss) per common share - basic (Note 17)	$(0.06)	$0.26	$(0.09)	$0.48
Net income (loss) per common share - diluted (Note 17)	$(0.06)	$0.26	$(0.09)	$0.47

Weighted average shares of common stock outstanding - basic (Note 17)	127,173	127,756	126,920	128,052
Weighted average shares of common stock outstanding - diluted (Note 17)	127,173	129,595	126,920	129,669

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(7,498)	$34,631	$(11,700)	$63,030
Other comprehensive income (loss)
Foreign currency translation loss	(1,606)	(9,810)	(5,069)	(9,134)
Total other comprehensive income (loss)	(1,606)	(9,810)	(5,069)	(9,134)
Comprehensive income (loss)	(9,104)	24,821	(16,769)	53,896
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	12	15	87	(7)
Operating Partnership	—	(505)	—	(1,175)
Comprehensive income (loss) attributable to common stockholders	$(9,092)	$24,331	$(16,682)	$52,714

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interest in the Operating Partnership	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2021	129,769	$1,298	$2,855,766	$(1,410,562)	$8,786	$1,455,288	$1,472	$34,555	$1,491,315
Distributions	—	—	—	—	—	—	(110)	—	(110)
Issuance and amortization of equity-based compensation	—	—	1,880	—	—	1,880	—	—	1,880
Other comprehensive income	—	—	—	—	660	660	—	16	676
Dividends and distributions declared ($0.19 per share)	—	—	—	(24,657)	—	(24,657)	—	(584)	(25,241)
Shares canceled for tax withholding on vested stock awards	(136)	(2)	(998)	—	—	(1,000)	—	—	(1,000)
Reallocation of equity	—	—	(13)	—	—	(13)	—	13	—
Net income	—	—	—	27,724	—	27,724	22	654	28,400
Balance as of March 31, 2022	129,633	$1,296	$2,856,635	$(1,407,495)	$9,446	$1,459,882	$1,384	$34,654	$1,495,920
Distributions	—	$—	$—	$—	$—	$—	$(28)	$—	$(28)
Issuance and amortization of equity-based compensation	1,524	16	2,270	—	—	2,286	—	—	2,286
Repurchase of common stock	(2,181)	(22)	(18,298)	—	—	(18,320)	—	—	(18,320)
Other comprehensive income (loss)	—	—	—	—	(9,956)	(9,956)	—	146	(9,810)
Dividends and distributions declared $0.20 per share)	—	—	—	(25,565)	—	(25,565)	—	—	(25,565)
Shares canceled for tax withholding on vested stock awards	(11)	—	(254)	—	—	(254)	—	—	(254)
OP Redemption	—	—	9,648	—	—	9,648	—	(35,159)	(25,511)
Net income	—	—	—	34,287	—	34,287	(15)	359	34,631
Balance as of June 30, 2022	128,965	$1,290	$2,850,001	$(1,398,773)	$(510)	$1,452,008	$1,341	$—	$1,453,349

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2022	128,872	$1,289	$2,853,723	$(1,466,568)	$(676)	$1,387,768	$1,256	$1,389,024
Distributions	—	—	—	—	—	—	(28)	(28)
Issuance and amortization of equity-based compensation	1,527	15	2,280	—	—	2,295	—	2,295
Other comprehensive loss	—	—	—	—	(3,463)	(3,463)	—	(3,463)
Dividends and distributions declared ($0.20 per share)	—	—	—	(26,170)	—	(26,170)	—	(26,170)
Shares canceled for tax withholding on vested stock awards	(453)	(5)	(2,880)	—	—	(2,885)	—	(2,885)
Net loss	—	—	—	(4,127)	—	(4,127)	(75)	(4,202)
Balance as of March 31, 2023	129,946	$1,299	$2,853,123	$(1,496,865)	$(4,139)	$1,353,418	$1,153	$1,354,571
Distributions	—	$—	$—	$—	$—	$—	$(28)	$(28)
Issuance and amortization of equity-based compensation	93	1	3,102	—	—	3,103	—	3,103
Other comprehensive loss	—	—	—	—	(1,606)	(1,606)	—	(1,606)
Dividends and distributions declared ($0.20 per share)	—	—	—	(26,000)	—	(26,000)	—	(26,000)
Net loss	—	—	—	(7,486)	—	(7,486)	(12)	(7,498)
Balance as of June 30, 2023	130,039	$1,300	$2,856,225	$(1,530,351)	$(5,745)	$1,321,429	$1,113	$1,322,542

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(11,700)	$63,030
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	—	(25)
Depreciation and amortization	15,937	17,314
Straight-line rental income	(834)	(731)
Amortization of above/below market lease values, net	(340)	(103)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(5,755)	(6,912)
Amortization of deferred financing costs	5,979	4,938
Amortization of right-of-use lease assets and operating lease liabilities	66	234
Paid-in-kind interest added to loan principal, net of interest received	(3,346)	5,679
Realized gain on sale of real estate	—	(10,632)
Increase (decrease) of current expected credit loss reserve	68,579	9,277
Amortization of equity-based compensation	5,398	4,166
Mortgage notes above/below market value amortization	(1,381)	98
Realized gain on sales of unconsolidated ventures	—	(21,900)
Deferred income tax (benefit) expense	36	(650)
Other (gain) loss, net	(753)	(1,828)
Changes in assets and liabilities:
Receivables, net	2,125	(628)
Deferred costs and other assets	(1,090)	1,914
Other liabilities	(10,168)	(8,627)
Net cash provided by operating activities	62,753	54,614
Cash flows from investing activities:
Acquisition, origination and funding of loans held for investment, net	(35,936)	(815,466)
Repayment on loans held for investment	249,482	470,411
Proceeds from sale of real estate	—	55,600
Acquisition of and additions to real estate, related intangibles and leasing commissions	(5,486)	(1,577)
Proceeds from sale of investments in unconsolidated ventures	—	38,100
Distributions in excess of cumulative earnings from unconsolidated ventures	245	(3)
Repayment of principal in mortgage loans held in securitization trusts	—	15,946
Cash received related to foreclosure of loans held for investment	1,308	—
Change in escrow deposits payable	(11,737)	2,069
Net cash provided by (used in) investing activities	197,876	(234,920)
Cash flows from financing activities:
Distributions paid on common stock	(51,951)	(48,033)
Distributions paid on common stock to noncontrolling interests	—	(1,138)
Shares canceled for tax withholding on vested stock awards	(2,885)	(1,254)
Repurchase of common stock	—	(18,320)
Redemption of OP units	—	(25,383)
Borrowings from mortgage notes	34,466	—
Repayment of mortgage notes	(30,907)	(82,116)
Borrowings from credit facilities	110,324	698,700
Repayment of credit facilities	(233,141)	(116,254)
Repayment of securitization bonds	(177,529)	(138,369)
Repayment of mortgage obligations issued by securitization trusts	—	(15,947)
Payment of deferred financing costs	(4,731)	(7,863)
Distributions to noncontrolling interests	(56)	(138)
Issuance of common stock	16	—
Net cash provided by (used in) financing activities	(356,394)	243,885
Effect of exchange rates on cash, cash equivalents and restricted cash	(306)	(726)
Net decrease in cash, cash equivalents and restricted cash	(96,071)	62,853
Cash, cash equivalents and restricted cash - beginning of period	398,828	346,563
Cash, cash equivalents and restricted cash - end of period	$302,757	$409,416

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$306,320	$259,722
Restricted cash	92,508	86,841
Total cash, cash equivalents and restricted cash, beginning of period	$398,828	$346,563

End of the period
Cash and cash equivalents	$218,170	$317,742
Restricted cash	84,587	91,674
Total cash, cash equivalents and restricted cash, end of period	$302,757	$409,416

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
Accrual of distribution payable	$(26,000)	$(25,565)
Assumption of accounts payable, accrued expenses and other liabilities related to real estate owned	(1,861)	—
Assumption of real estate	73,652	—
Right-of-use lease assets and operating lease liabilities	—	3,271

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
Trends Affecting the Business
The global markets are currently characterized by volatility, driven by a tightening of monetary policy and geopolitical uncertainty, coupled with the ongoing impacts of the COVID-19 pandemic. In response to heightened inflation, the Federal Reserve has continued to raise interest rates, which has tempered the loan financing market and created further uncertainty for the economy and for the Company’s borrowers and tenants. To the extent certain borrowers are experiencing significant financial dislocation as a result of economic conditions or the ongoing effects of the COVID-19 pandemic, the Company has and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. Additionally, the market for office properties was particularly negatively impacted by the COVID-19 pandemic and remains distressed, with high overall vacancy rates due to the normalization of work from home and the hybrid attendance models.
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
As of June 30, 2023 and December 31, 2022, the Company had identified certain consolidated VIEs. As of December 31, 2022, the Company had identified certain unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
Consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. At June 30, 2023 and December 31, 2022, the noncontrolling interests in the operating real estate

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
properties represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
Investing VIEs
The Company’s previous investments in securitization financing entities (“Investing VIEs”) included subordinate first-loss tranches of securitization trusts, which represented interests in such VIEs. As of June 30, 2023, the Company did not hold any tranches of any securitization trusts, with the exception of its securitization bonds payable, net. Refer to Note 8, “Debt”, for further discussion. During the three months ended December 31, 2022, the Company sold its remaining subordinate tranches of a securitization trust in one Investing VIE for which it had determined it was the primary beneficiary because it had the power to direct the activities that most significantly impacted the economic performance of the securitization trust. The Company’s subordinate tranches of the securitization trust, which represented the retained interest and related interest income, were eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the subordinate tranches of the securitization trust), income and expenses of the Investing VIE were presented in the consolidated financial statements of the Company although the Company legally owned the subordinate tranches of the securitization trust only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trust.
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
Unconsolidated VIEs
As of June 30, 2023, the Company did not hold, and had no remaining obligations to, any unconsolidated VIEs. As of December 31, 2022, the Company held one investment which had no carrying value in an unconsolidated VIE to which the Company did not provide financial support during the year ended December 31, 2022.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Fair Value Measurement
Fair value is based on an exit price, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Where appropriate, the Company makes adjustments to estimated fair values to appropriately reflect counterparty credit risk as well as the Company’s own creditworthiness.
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
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at June 30, 2023 or December 31, 2022. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
At June 30, 2023 and December 31, 2022, the Company had no loans classified as held for sale.
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
At June 30, 2023 and December 31, 2022, the Company had no ADC arrangements.
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
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. Another key consideration in this assessment is the Company’s assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses. See Note 5, “Real Estate, net” and Note 13, “Fair Value” for further detail.
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
At June 30, 2023 and December 31, 2022, there were no properties held for sale.
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
Identifiable Intangibles
In a business combination or asset acquisition, the Company may recognize identifiable intangibles that meet either or both the contractual-legal criterion or the separability criterion. Finite-lived intangibles are amortized over their useful life in a manner that reflects the pattern in which the intangible is being consumed if readily determinable, such as based upon expected cash flows; otherwise, they are amortized on a straight-line basis. The useful life of all identified intangibles will be periodically reassessed and if useful life changes, the carrying amount of the intangible will be amortized prospectively over the revised useful life.
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
For the three months ended June 30, 2023 and 2022, the Company recorded income tax expense of $0.3 million and $0.5 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded income tax expense of $0.7 million and $0.5 million, respectively.
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
In measuring the general CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through June 2023 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
For determining a specific CECL reserve, financial instruments are assessed outside of the PD/LGD model on an individual basis. This occurs when it is probable that the Company will be unable to collect the full payment of principal and interest on the instrument. The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserve. The Company applies a discounted cash flow (“DCF”) methodology for financial instruments where the borrower is experiencing financial difficulty based on the Company’s assessment at the reporting date, and the repayment is expected to be provided substantially through the operation or sale of the collateral.
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
5.Impaired/Defaulted/Loss Likely-The loan is in default, or a default is imminent, and has a high risk of a principal loss, or has incurred a principal loss. The underlying property performance is significantly worse than underwritten expectation and sponsor has failed to execute its business plan. The property has significant vacancy and current cash flow does not support debt service. Local market fundamentals have significantly deteriorated resulting in depressed comparable property valuations versus underwriting.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	June 30, 2023				December 31, 2022
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Variable rate
Senior loans	$1,835,549	$1,830,902	8.6%	3.2	$1,981,973	$1,972,952	7.9%	3.5
Securitized loans(2)	1,277,178	1,276,058	8.7%	2.4	1,468,790	1,466,754	7.8%	2.7
Mezzanine loans	12,330	12,450	16.1%	0.5	12,000	12,120	15.4%	0.0
	3,125,057	3,119,410			3,462,763	3,451,826
Fixed rate
Mezzanine loans	77,288	77,212	11.1%	2.9	100,765	100,666	12.2%	2.6
Preferred equity interests	23,290	23,079	12.0%	9.4	22,720	22,497	12.0%	9.9
	100,578	100,291			123,485	123,163
Loans held for investment	3,225,635	3,219,701			3,586,248	3,574,989

CECL reserve	—	(106,728)			—	(106,247)
Loans and preferred equity held for investment, net	$3,225,635	$3,112,973	8.7%	2.9	$3,586,248	$3,468,742	8.0%	3.2
_________________________________________
(1)Calculated based on contractual interest rate. As of June 30, 2023, all variable rate loans utilize Term Secured Overnight Financing Rate (“Term SOFR”).
(2)Represents loans transferred into securitization trusts that are consolidated by the Company.

The Company had $16.1 million and $16.4 million of interest receivable related to its loans and preferred equity held for investment, net as of June 30, 2023 and December 31, 2022, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

	Carrying Value
	Six Months Ended June 30,
	2023	2022
Balance at January 1	$3,468,742	$3,449,009
Acquisitions/originations/additional funding	35,936	815,466
Loan maturities/principal repayments	(263,563)	(472,470)
Transfer to Real Estate, net (1)	(136,762)	—
Discount accretion/premium amortization	5,755	6,912
Capitalized interest	3,346	(1,992)
(Increase) decrease of CECL reserve (2)	(68,244)	(9,031)
Charge-off (1)	67,763	1,251
Balance at June 30	$3,112,973	$3,789,145
_________________________________________
(1)During the second quarter of 2023, the Company acquired legal title of two Long Island City, New York office properties through a deed-in-lieu of foreclosure. The CECL reserves related to these properties were charged off and the net amount is reflected as an addition to real estate, net. Refer to Note 5, “Real Estate, net” for further discussion.
(2)Provision for loan losses excludes $0.3 million for the six months ended June 30, 2023 and $0.3 million for the six months ended June 30, 2022 as determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the second quarter of 2023, the Company amended and restructured a development mezzanine loan related to a multifamily property located in Milpitas, California (the “Development Mezzanine Loan”), bifurcating it into a $30.2 million Mezzanine A note (the “Mezzanine A Note”) and a $14.5 million Mezzanine B note (the “Mezzanine B Note”) to facilitate a new equity contribution from the borrower behind the Mezzanine A Note and ahead of the Mezzanine B Note. As part of the restructuring, the Company extended the terms of both the Mezzanine A Note and the Mezzanine B Note to be conterminous with the senior loan, which was extended to March 2025, with an additional one-year extension option to March 2026. Prior to the amendment, the Development Mezzanine Loan had a fixed interest rate of 13%. After the amendment, the Mezzanine A Note has a fixed interest rate of 10% and the Mezzanine B Note has a fixed interest rate of 12%. In connection with the amendment and restructuring of the Development Mezzanine Loan, the Company placed the Mezzanine B Note on nonaccrual status in April 2023 and recorded a $14.5 million specific CECL reserve during the first quarter of 2023. As of June 30, 2023, the amortized cost basis of the Mezzanine A Note was $31.0 million and the Mezzanine B Note was $14.5 million.
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
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due(1)(2)	60-89 Days Past Due(3)	90 Days or More Past Due(4)(5)	Total Loans and Preferred Equity
June 30, 2023	$3,123,371	$24,918	$14,477	$56,935	$3,219,701
December 31, 2022	3,494,437	68,432	—	12,120	3,574,989
_________________________________________
(1)At June 30, 2023, represents one Oakland, California office senior loan which was placed on a nonaccrual status as of May 9, 2023. In July 2023, this property was acquired through a deed-in-lieu of foreclosure. Refer to Note 18, “Subsequent Events” for further discussion.
(2)At December 31, 2022, represents the Long Island City, New York office senior loan which was in interest payment default and was placed on a nonaccrual status on September 9, 2022. In June, 2023, this loan was foreclosed through a deed-in-lieu foreclosure. Refer to Note 5, “Real Estate, net” for further discussion.
(3)At June 30, 2023, represents the Mezzanine B Note which was placed on nonaccrual status on April 3, 2023.
(4)At June 30, 2023, represents the Washington, D.C. office senior loan which is in maturity default and was placed on nonaccrual status on February 9, 2023.
(5)At December 31, 2022 represents the New York, New York Hotel mezzanine loan which was in maturity default as of March 2022. In January 2023, the New York, New York Hotel mezzanine loan was extended to December 2023 and is current on interest payments as of June 30, 2023.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves (dollars in thousands):

CECL reserve at December 31, 2022	$106,247
Increase (decrease) in general CECL reserve(1)	(15,418)
Increase in specific CECL reserve(2)	55,007
CECL reserve at March 31, 2023	$145,836
Increase (decrease) in CECL reserve(1)	17,737
Increase in specific CECL reserve(3)	10,918
Charge-offs of CECL reserve(4)	(67,763)
CECL reserve at June 30, 2023	$106,728

CECL reserve at December 31, 2021	$36,598
Increase (decrease) in general CECL reserve(1)	(1,343)
Charge-offs of CECL reserve(5)	(1,251)
CECL reserve at March 31, 2022	$34,004
Increase (decrease) in general CECL reserve(1)	10,374
CECL reserve at June 30, 2022	$44,378
_________________________________________
(1)Excludes the increase (decrease) in CECL reserves related to unfunded commitments reported on the consolidated statement of operations for the three months ended: March 31, 2023: a de minimis amount, June 30, 2023: $0.3 million, March 31, 2022: $0.5 million, June 30, 2022: $(0.3) million.
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
(3)During the second quarter of 2023, the Company recorded specific CECL reserves of $10.9 million related to one Oakland, California office senior loan. The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserve. The estimated fair value of the collateral was determined by using a discounted cash flow model, which included inputs based on the location, type and nature of property, current and prospective leasing data and anticipated market conditions. In July 2023, this property was acquired through a deed-in-lieu of foreclosure. Refer to Note 18, “Subsequent Events” for further discussion.
(4)During the second quarter of 2023, the Company acquired legal title through a deed-in-lieu of foreclosure of two Long Island City, New York office properties. The CECL reserves related to these properties were charged off and the net amount is reflected as an addition to real estate, net. Refer to Note 5, “Real Estate, net” for further discussion.
(5)During the first quarter of 2022, the Company received a $36.5 million repayment on one senior loan collateralized by a student housing property, which was $1.3 million less than the unpaid principal balance. As such, during the fourth quarter of 2021, the Company had recorded a $1.3 million specific CECL reserve on the loan, as the loss was probable at that point in time and was subsequently charged off in the first quarter of 2022.
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
As of June 30, 2023, all loans and preferred equity were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the Washington D.C. office senior loan, one Oakland, California office senior loan and the Mezzanine B Note as noted in “Nonaccrual and Past Due Loans and Preferred Equity” above. As of December 31, 2022, all loans and preferred equity were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the New York, New York Hotel mezzanine loan and the Long Island City, New York Office senior loan, as noted in “Nonaccrual and Past Due Loans and Preferred Equity” above. For the six months ended June 30, 2023 and June 30, 2022, no debt investment contributed more than 10.0% of interest income.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking (dollars in thousands) as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for loan risk ranking definitions.

	June 30, 2023
	Year of Origination
Risk Rankings	2023	2022	2021	2020	2019 and earlier	Total
Senior loans

2	$—	$—	$50,904	$—	$25,954	$76,858
3	—	811,474	1,099,638	96,618	504,574	2,512,304
4	—	49,520	192,990	—	193,435	435,945
5	—	—	24,918	—	56,935	81,853
Total Senior loans	—	860,994	1,368,450	96,618	780,898	3,106,960

Mezzanine loans

3	1,699	25,572	—	—	47,914	75,185
5(1)	—	—	—	—	14,477	14,477
Total Mezzanine loans	1,699	25,572	—	—	62,391	89,662

Preferred equity interests

3	—	23,079	—	—	—	23,079
Total Preferred equity interests	—	23,079	—	—	—	23,079

Total Loans and preferred equity held for investment	$1,699	$909,645	$1,368,450	$96,618	$843,289	$3,219,701
_________________________________________
(1)Represents the Mezzanine B Note for which the Company recorded a $14.5 million specific CECL reserve during the first quarter of 2023.
As of June 30, 2023, the weighted average risk ranking for loans and preferred equity held for investment was 3.1.

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $225.6 million and $263.4 million at June 30, 2023 and December 31, 2022, respectively. Refer to Note 15, “Commitments and Contingencies” for further details. The Company recorded $0.7 million and $0.4 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at June 30, 2023 and December 31, 2022, respectively. See Note 2, “Summary of Significant Accounting Policies” for further details.
4. Real Estate Securities
Investments in Investing VIEs
As of June 30, 2023 and December 31, 2022, the Company did not hold any assets or liabilities attributable to securitization trusts.
The Company did not generate net income attributable to investments in the subordinate tranches of securitization trusts for the three and six months ended June 30, 2023.
The below table presents net income attributable to the Company’s common stockholders for the three and six months ended June 30, 2022 generated from the Company’s investments in the subordinate tranches of securitization trusts (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Statement of Operations
Interest income on mortgage loans held in securitization trusts	$9,721	$19,095
Interest expense on mortgage obligations issued by securitization trusts	(8,586)	(17,074)
Net interest income	1,135	2,021
Operating expense	(245)	(342)
Net income attributable to BrightSpire Capital, Inc. common stockholders	$890	$1,679

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. Real Estate, net
The following table presents the Company’s net lease portfolio, net, as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Land and improvements	$124,422	$128,608
Buildings, building leaseholds, and improvements	487,021	505,297
Tenant improvements	18,812	17,851
Subtotal	$630,255	$651,756
Less: Accumulated depreciation	(92,938)	(87,109)
Net lease portfolio, net	$537,317	$564,647
The following table presents the Company’s portfolio of other real estate, net as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Land and improvements	$54,955	$29,582
Buildings, building leaseholds, and improvements	190,615	152,186
Tenant improvements	23,485	18,757
Furniture, fixtures and equipment	323	135
Construction-in-progress	3,906	3,011
Subtotal	$273,284	$203,671
Less: Accumulated depreciation	(39,218)	(35,850)
Other portfolio, net	$234,066	$167,821
At June 30, 2023, the Company held two foreclosed properties in other real estate, net with a combined carrying value of $65.6 million.
Depreciation Expense
Depreciation expense on real estate was $6.0 million and $6.4 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense on real estate was $12.0 million and $12.5 million for the six months ended June 30, 2023 and 2022, respectively.

Property Operating Income
For the three and six months ended June 30, 2023 and 2022 the components of property operating income were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease revenues
Minimum lease revenue	$18,958	$19,334	$38,346	$39,068
Variable lease revenue	2,569	2,388	5,592	5,214
	$21,527	$21,722	$43,938	$44,282
Hotel operating income	—	—	—	1,566
Total property operating income(1)	$21,527	$21,722	$43,938	$45,848
_________________________________________
(1)Excludes net amortization income related to above and below-market leases of $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively. Excludes de minimis and $0.1 million of net amortization income related to above and below-market leases for the three and six months ended June 30, 2022, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the six months ended June 30, 2023 and 2022, the Company had no single property with property operating income equal to or greater than 10.0% of total revenue of the Company.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of June 30, 2023 (dollars in thousands):

Remainder of 2023	$38,500
2024	76,826
2025	71,723
2026	64,888
2027	60,654
2028 and thereafter	330,495
Total	$643,086
The rental properties owned at June 30, 2023 are leased under noncancellable operating leases with current expirations ranging from 2023 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and six months ended June 30, 2023 was $0.8 million and $1.6 million, respectively. Ground rent expense for the three and six months ended June 30, 2022 was $0.8 million and $1.5 million, respectively.
Refer to Note 15, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of June 30, 2023.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Real Estate Acquisition
In 2019, the Company originated two senior mortgage loans secured by two office properties located in Long Island City, New York. The New York City metro office markets have experienced and continue to experience higher vacancy rates due to the impact of employee work from home arrangements. The Long Island City market has experienced increases in vacancy as other newly developed or renovated properties have become available for leasing. Given these factors, the Company recorded a total of $67.8 million of specific CECL reserves and placed one of the loans on nonaccrual status in September 2022 and the other in April 2023.
In June 2023, the Company acquired legal title to the two office properties through deeds-in-lieu of foreclosure. In accordance with ASC 805, the Company allocated the fair value of the assumed assets and liabilities on the respective acquisition dates. Following the acquisitions, the two properties are included in real estate, net on the Company’s consolidated balance sheets.
The following table summarizes the Company’s real estate acquisitions for three months ended June 30, 2023 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price(1)	Land and Improvements(2)	Building and Improvements(2)	Lease Intangible Assets(2)	Other Assets	Lease Intangible Liabilities(2)	Other Liabilities
Three Months Ended June 30, 2023
June	Office - New York(1)	1	$36,177	$10,380	$24,484	$1,898	$432	$(528)	$(489)
June	Office - New York(1)	1	36,922	14,786	15,958	6,867	876	(193)	(1,372)
			$73,099	$25,166	$40,442	$8,765	$1,308	$(721)	$(1,861)
_________________________________________
(1)    Represents assets acquired by the Company through deeds-in-lieu of foreclosure.
(2)    Useful life of real estate acquired is 45 years for buildings, eight to nine years for tenant improvements, and three to 12 years for lease intangibles.

Real Estate Sales
There were no sales during the six months ended June 30, 2023.
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
6. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at June 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

	June 30, 2023
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$78,265	$(37,739)	$40,526
Deferred leasing costs	30,190	(17,103)	13,087
Above-market lease values	11,646	(7,226)	4,420
	$120,101	$(62,068)	$58,033
Intangible Liabilities
Below-market lease values	$16,797	$(11,926)	$4,871

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2022
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$75,503	$(35,805)	$39,698
Deferred leasing costs	28,641	(15,843)	12,798
Above-market lease values	8,359	(6,875)	1,484
	$112,503	$(58,523)	$53,980
Intangible Liabilities
Below-market lease values	$16,074	$(11,235)	$4,839

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Above-market lease values	$(145)	$(286)	$(344)	$(574)
Below-market lease values	345	346	684	677
Net increase to property operating income	$200	$60	$340	$103

In-place lease values	$1,249	$1,537	$2,533	$3,138
Deferred leasing costs	673	748	1,337	1,554
Amortization expense	$1,922	$2,285	$3,870	$4,692
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of June 30, 2023 (dollars in thousands):

	2023	2024	2025	2026	2027	2028 and thereafter	Total
Above-market lease values	$(726)	$(1,326)	$(1,148)	$(644)	$(136)	$(440)	$(4,420)
Below-market lease values	722	1,444	1,442	769	65	429	4,871
Net increase (decrease) to property operating income	$(4)	$118	$294	$125	$(71)	$(11)	$451

In-place lease values	$2,849	$5,442	$4,757	$3,923	$3,819	$19,736	$40,526
Deferred leasing costs	1,370	2,502	2,241	1,196	1,055	4,723	13,087
Amortization expense	$4,219	$7,944	$6,998	$5,119	$4,874	$24,459	$53,613
7. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Restricted cash:
Borrower escrow deposits	$67,319	$79,055
Capital expenditure reserves	9,643	8,623
Real estate escrow reserves	4,480	1,583
Working capital and other reserves	2,268	2,145
Tenant lockboxes	877	1,102
Total	$84,587	$92,508

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of other assets as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Other assets:
Right-of-use lease asset	$23,401	$25,237
Tax receivable and deferred tax assets	18,861	19,117
Deferred financing costs, net - credit facilities	5,941	4,630
Investments in unconsolidated ventures ($2,790 and $3,035 at fair value, respectively)	2,790	3,035
Prepaid expenses and other	2,778	2,053
Derivative assets	2,355	1,601
Total	$56,126	$55,673
The following table presents a summary of accrued and other liabilities as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Accrued and other liabilities:
Operating lease liability	$24,191	$25,961
Current and deferred tax liability	23,525	26,198
Accounts payable, accrued expenses and other liabilities	15,133	15,087
Interest payable	7,567	11,680
Prepaid rent and unearned revenue	7,241	7,688
Unfunded CECL loan allowance	725	389
Tenant security deposits	695	411
Other	219	219
Total	$79,296	$87,633
Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests in PE Investments under the fair value option, which interests ranged from 1.0% to 15.6% as of June 30, 2023 and December 31, 2022. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
Investments in Unconsolidated Ventures
In the first quarter of 2023, the Company realized a one-time gain from its ratable share of dispute resolution proceeds of approximately $9.0 million from the senior mezzanine lender at the Company’s prior Los Angeles, California mixed-use project construction mezzanine loan and retained B-participation investment, which is recorded in equity in earnings of unconsolidated ventures on the Company’s consolidated statements of operations. In connection with the settlement, effective January 26, 2023, the Company has no further interest in the loan or investment.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8. Debt
The following table presents debt as of June 30, 2023 and December 31, 2022 (dollars in thousands):

						June 30, 2023		December 31, 2022
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	SOFR(4) + 2.14%		$325,187	$325,187	$502,717	$501,406
BRSP 2021-FL1(3)		Non-recourse	Aug-38	SOFR(4) + 1.49%		670,000	667,396	670,000	666,194
Subtotal securitization bonds payable, net						995,187	992,583	1,172,717	1,167,600

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Sep-33	4.77%		200,000	198,825	200,000	198,778
Net lease 2(5)		Non-recourse	Jun-25	3.91%		148,800	149,511	162,449	164,752
Net lease 3		Non-recourse	Aug-26	4.08%		29,679	29,544	30,009	29,853
Net lease 4		Non-recourse	Oct-27	4.45%		22,269	22,269	22,559	22,559
Net lease 5(6)		Non-recourse	Nov-26	4.45%		17,286	17,036	17,486	17,200
Net lease 5(7)		Non-recourse	Mar-28	4.38%		11,399	10,961	11,526	11,089
Net lease 6		Non-recourse	Nov-26	4.45%		6,868	6,769	6,948	6,834
Net lease 7		Non-recourse	Jul-23	SOFR + 2.15%		187	186	432	424
Net lease 8		Non-recourse	Nov-26	4.45%		3,183	3,137	3,220	3,168
Other real estate 1		Non-recourse	Oct-24	4.47%		102,243	102,322	103,218	103,391
Other real estate 2		Non-recourse	Jan-25	4.30%		70,097	69,865	70,870	70,569
Loan 1(8)		Non-recourse	Jun-26	SOFR + 4.25%		34,466	34,466	27,851	27,851
Subtotal mortgage and other notes payable, net						646,477	644,891	656,568	656,468

Bank credit facility
Bank credit facility	$165,000	Recourse	Jan-27 (9)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1	600,000	Limited Recourse(10)	Apr-27(11)	SOFR + 2.17%	(12)	512,430	512,430	415,892	415,892
Bank 2	600,000	Limited Recourse(10)	Apr-26(13)	SOFR + 1.88%	(12)	280,798	280,798	351,539	351,539
Bank 3	400,000	(14)	June-27(15)	SOFR + 1.74%	(12)	234,374	234,374	247,404	247,404
Bank 4	400,000	Limited Recourse(10)	July-27(16)	SOFR + 1.79%	(12)	189,649	189,649	220,054	220,054
Bank 5(17)	—	Limited Recourse(10)	(17)	(17)		—	—	105,104	105,104
Subtotal master repurchase facilities	$2,000,000					1,217,251	1,217,251	1,339,993	1,339,993

Subtotal credit facilities						1,217,251	1,217,251	1,339,993	1,339,993

Total						$2,858,915	$2,854,725	$3,169,278	$3,164,061
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(4)As of June 17, 2021, the benchmark index interest rate for CLNC 2019-FL1 was converted from the one-month London Interbank Offered Rates (“LIBOR”) to Compounded Secured Overnight Financing Rate (“SOFR”), plus a benchmark adjustment of 11.448 basis points. As of February 19, 2022, the benchmark index interest rate was converted from Compounded SOFR to Term SOFR, plus a benchmark adjustment of 11.448 basis points, conforming with the indenture agreement. As of May 26, 2023, the benchmark index interest rate for BRSP 2021-FL1 was converted from LIBOR to Term SOFR, plus a benchmark adjustment of 11.448 basis points, conforming with the indenture agreement.
(5)As of June 30, 2023, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $148.8 million.
(6)Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.
(7)Represents a mortgage note collateralized by three properties.
(8)In June 2023, the Company completed a refinancing of Loan 1 which modified the interest rate to SOFR plus 4.25%. The current maturity of the note payable is June 2024, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
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
(12)Represents the weighted average spread as of June 30, 2023. The contractual interest rate depends upon asset type and characteristics and ranges from SOFR plus 1.50% to 2.75%.
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
(17)Upon reaching the June 2023 contractual maturity date, the Company did not extend Bank 5 and thus no longer has capacity.

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at June 30, 2023 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remaining 2023	$1,255	$—	$1,255	$—
2024	138,928	—	138,928	—
2025	221,226	—	221,226	—
2026	335,369	—	54,571	280,798
2027	956,812	—	20,359	936,453
2028 and thereafter	1,205,325	995,187	210,138	—
Total	$2,858,915	$995,187	$646,477	$1,217,251
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of June 30, 2023, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of June 30, 2023, the Company was in compliance with all of its financial covenants under the Credit Agreement.
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
CLNC 2019-FL1
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.4 million of investment grade notes. As of June 30, 2023, the securitization reflects an advance rate of 66.20% at a weighted average cost of funds of Adjusted Term SOFR plus 2.14% (before transaction expenses) and is collateralized by a pool of 15 senior loan investments.

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
CLNC 2019-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the six months ended June 30, 2023 and through August 1, 2023, two loans held in CLNC 2019-FL1 were fully repaid and one loan was partially repaid totaling $136.3 million. Two loans held in CLNC 2019-FL1 were removed as a result of the loans becoming defaulted collateral interests, totaling $97.7 million. The Company exchanged/purchased the two defaulted collateral interests for substitute loan investments and cash equal to the par purchase price of the defaulted collateral interests. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At June 30, 2023, the Company had $491.3 million of unpaid principal balance of CRE debt investments financed with CLNC 2019-FL1.
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
As of June 30, 2023, the Company had transitioned the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities. The transition to SOFR is not expected to have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
BRSP 2021-FL1
In July 2021, the Company executed a securitization transaction through wholly-owned subsidiaries, BRSP 2021-FL1, Ltd. and BRSP 2021-FL1, LLC (collectively, “BRSP 2021-FL1”), which resulted in the sale of $670.0 million of investment grade notes. The securitization reflects an advance rate of 83.75% at a weighted average cost of funds of Term SOFR plus 1.49% (before transaction costs), and is collateralized by a pool of 28 senior loan investments.
As of May 26, 2023, the benchmark index interest rate was converted from LIBOR to Term SOFR, plus a benchmark adjustment of 11.448 basis points, pursuant to the indenture agreement. Term SOFR for any interest accrual period shall be the one-month CME Term SOFR reference rate as published by the CME Group benchmark administration on each benchmark determination date.
BRSP 2021-FL1 includes a two-year reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that the Company reinvest the available proceeds within BRSP 2021-FL1. During the six months ended June 30, 2023 and through August 1, 2023, three loans held in BRSP 2021-FL1 were fully repaid, totaling $62.1 million. The Company replaced the repaid loans by contributing existing loan investments of equal value. At June 30, 2023, the Company had $800.0 million of unpaid principal balance of CRE debt investments and other assets financed with BRSP 2021-FL1.
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
As of June 30, 2023, the Company had $1.3 billion carrying value of CRE debt investments and other assets financed with $1.0 billion of securitization bonds payable, net. As of December 31, 2022, the Company had $1.5 billion carrying value of CRE debt investments financed with $1.2 billion of securitization bonds payable, net.
Master Repurchase Facilities
As of June 30, 2023, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.0 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of June 30, 2023, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of June 30, 2023, the Company had $1.7 billion carrying value of CRE debt investments financed with $1.2 billion under the Master Repurchase Facilities. As of December 31, 2022, the Company had $1.8 billion carrying value of CRE debt investments financed with $1.3 billion under the Master Repurchase Facilities.
As of June 30, 2023, the Company had one counterparty which held collateral that exceeded amounts borrowed by more than 10% of its total equity. The Company’s net exposure to Bank 1 was $216.4 million. As of December 31, 2022, the Company did not hold any Master Repurchase Facilities where the collateral exceeded the amounts borrowed by more than 10% of its total equity.
9. Related Party Arrangements
The Company had no related party transactions for the three and six months ended June 30, 2023 and 2022.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On May 6, 2022, the Company granted 62,190 shares of Class A common stock to the independent directors of the Company which vested on May 6, 2023.
On May 17, 2023, the Company granted 93,285 shares of Class A common stock to the independent directors of the Company which vest on May 17, 2024.
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $3.1 million and $5.4 million within compensation and benefits in the consolidated statement of operations for the three and six months ended June 30, 2023, respectively. In connection with the share grants, the Company recognized share-based compensation expense of $2.3 million and $4.2 million within compensation and benefits in the consolidated statement of operations for the three and six months ended June 30, 2022, respectively.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the six months ended June 30, 2023 and 2022:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested shares at December 31, 2021	1,482,094	272,000	1,754,094	$12.35	$11.96
Vested	(500,462)	—	(500,462)	9.14	—
Unvested shares at March 31, 2022	981,632	272,000	1,253,632	11.54	11.96
Granted	1,524,482	—	1,524,482	8.59	—
Vested	(104,960)	—	(104,960)	9.34	—
Unvested shares at June 30, 2022	2,401,154	272,000	2,673,154	10.23	11.96

Unvested shares at December 31, 2022	2,308,691	272,000	2,580,691	$8.47	$11.96
Granted	1,391,217	384,378	1,775,595	6.90	9.69
Vested	(888,834)	(136,000)	(1,024,834)	8.46	11.96
Forfeited	—	(136,000)	(136,000)	—	11.96
Unvested shares at March 31, 2023	2,811,074	384,378	3,195,452	7.65	9.69
Granted	93,285	—	93,285	5.36	—
Vested	(62,190)	—	(62,190)	8.04	—
Unvested shares at June 30, 2023	2,842,169	384,378	3,226,547	7.56	9.69
Fair value of equity awards that vested during the six months ended June 30, 2023 and June 30, 2022, determined based on their respective fair values at vesting date, was $5.7 million and $3.8 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At June 30, 2023, aggregate unrecognized compensation cost for all unvested equity awards was $21.1 million, which is expected to be recognized over a weighted-average period of 2.2 years. At June 30, 2022, aggregate unrecognized compensation cost for all unvested equity awards was $17.4 million, which is expected to be recognized over a weighted-average period of 2.3 years.
11. Stockholders’ Equity
Authorized Capital
As of June 30, 2023, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of June 30, 2023.
Dividends
During the six months ended June 30, 2023 and 2022, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 16, 2023	March 31, 2023	April 17, 2023	$0.20
June 16, 2023	June 30, 2023	July 14, 2023	$0.20
March 15, 2022	March 31, 2022	April 15, 2022	$0.19
June 15, 2022	June 30, 2022	July 15, 2022	$0.20

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The Company did not repurchase any shares of its Class A common stock during the six months ended June 30, 2023. As of June 30, 2023, there was $50.0 million remaining available to make repurchases under the Stock Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2022	$18,603	$(19,279)	$(676)
Other comprehensive loss	—	(3,463)	(3,463)
AOCI at March 31, 2023	$18,603	$(22,742)	$(4,139)
Other comprehensive loss	—	(1,606)	(1,606)
AOCI at June 30, 2023	$18,603	$(24,348)	$(5,745)

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$17,893	$(9,107)	$8,786
Other comprehensive income	—	660	660
AOCI at March 31, 2022	$17,893	$(8,447)	$9,446
Other comprehensive income (loss) before OP reclassification	—	(9,810)	(9,810)
Amounts reclassified from OP	710	(856)	(146)
Net current period OCI	710	(10,666)	(9,956)
AOCI at June 30, 2022	$18,603	$(19,113)	$(510)
Changes in Components of AOCI - Noncontrolling Interests in the OP

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$710	$(872)	$(162)
Other comprehensive income	—	16	16
AOCI at March 31, 2022	$710	$(856)	$(146)
Other comprehensive income (loss) before Stockholders reclassification	—	—	—
Amounts reclassified to Stockholders	(710)	856	146
Net current period OCI	(710)	856	146
AOCI at June 30, 2022	$—	$—	$—

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
12. Noncontrolling Interests
Operating Partnership
Net income (loss) attributable to the noncontrolling interests was based on such members ownership percentage of the OP. For the three and six months ended June 30, 2023, there were no noncontrolling interests in the OP and the OP is owned by the Company directly, and indirectly through the Company’s subsidiary, BRSP-T Partner, LLC. Net income attributable to the noncontrolling interests of the OP was $0.4 million and $1.0 million for the three and six months ended June 30, 2022.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities was de minimis and $0.1 million for the three and six months ended June 30, 2023, respectively. Net income and net loss attributable to noncontrolling interests in the investment entities was de minimis for both the three and six months ended June 30, 2022, respectively.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other assets - PE Investments	$—	$—	$2,790	$2,790	$—	$—	$3,035	$3,035
Other assets - derivative assets	—	2,355	—	2,355	—	1,601	—	1,601
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
	Other assets - PE Investments	Other assets - PE Investments	Mortgage loans held in securitization trusts(1)
Beginning balance	$3,035	$4,406	$813,310
Distributions/paydowns	(245)	—	(15,946)
Unrealized loss in earnings	—	—	(79,029)
Ending balance	$2,790	$4,406	$718,335
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of June 30, 2023 and December 31, 2022, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of June 30, 2023 and December 31, 2022, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of June 30, 2023 and December 31, 2022, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans held for investment, net(2)	$3,225,635	$3,112,973	$3,118,907	$3,586,248	$3,468,472	$3,480,001
Financial liabilities:(1)
Securitization bonds payable, net	$995,187	$992,583	$995,187	$1,172,717	$1,167,600	$1,172,717
Mortgage and other notes payable, net	646,477	644,891	620,611	656,568	656,468	656,568
Master repurchase facilities	1,217,251	1,217,251	1,217,251	1,339,993	1,339,993	1,339,993
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $225.6 million and $263.4 million as of June 30, 2023 and December 31, 2022, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2023. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of June 30, 2023, the Company believes the unpaid principal balance approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of June 30, 2023, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following tables summarize assets carried at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Loans held for investment, net	$—	$—	$41,000	$41,000

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Loans held for investment, net	$—	$—	$79,596	$79,596
During the second quarter of 2023, the Company recorded a $10.9 million specific CECL reserve related to an Oakland, California office senior loan. The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserve. The estimated fair value of the collateral was determined by using a discounted cash flow model and Level 3 inputs, which included assuming a rent per square foot ranging from $30 to $45, a capitalization rate of 8.0% and a discount rate of 9.0%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. In July 2023, the Company acquired the office property through a deed-in-lieu of foreclosure.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the first quarter of 2023, the Company recorded $55.0 million of specific CECL reserves, which included $29.9 million related to one Washington, D.C. office senior loan and $14.5 million related to the Development Mezzanine Loan. The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserve. The estimated fair value of the collateral was determined by using a discounted cash flow model and Level 3 inputs which included assuming a rent per square foot ranging from $44 to $48, a capitalization rate of 7.5% and a discount rate of 12.0%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. The specific CECL reserve for the Development Mezzanine Loan was recorded in connection with the amendment and restructuring of the loan in April 2023, which is collateralized by multifamily with a retail component. The specific CECL reserve for the Development Mezzanine Loan was based on the estimated proceeds the Company expects to receive upon the resolution of the asset in three years, using Level 3 inputs which included assuming a rent per square foot ranging from $42 to $60 and a capitalization rate ranging from 5.0% to 7.0%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions.
During the third quarter of 2022, the Company recorded $57.2 million of specific CECL reserves related to two Long Island City, New York office senior loans. The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserve. The estimated fair value of the collateral was determined by using a discounted cash flow model and Level 3 inputs, which included assuming a rent per square foot ranging from $25 to $34, a capitalization rate ranging from 6.0% to 6.5% and a discount rate ranging from 9.5% to 12.2%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. During the second quarter of 2023, the Company acquired legal title of both assets through a deed-in-lieu foreclosure. Refer to Note, 5 “Real Estate, net” for further discussion.
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
As of June 30, 2023 and December 31, 2022, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	Non-Designated Hedges
	June 30, 2023	December 31, 2022
Derivative Assets
Foreign exchange contracts	$2,355	$1,599
Interest rate contracts	—	2
Included in other assets	$2,355	$1,601
As of June 30, 2023, the Company’s counterparties do not hold any cash collateral.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the Company’s FX forwards and interest rate contracts as of June 30, 2023 and December 31, 2022:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)	Range of Maturity Dates
		Non-Designated
June 30, 2023
FX Forward	NOK	91,603	August 2023 - May 2024
Interest Rate Swap	USD	$41	July 2023

December 31, 2022
FX Forward	NOK	99,733	February 2023 - May 2024
Interest Rate Swap	USD	$285	July 2023
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations for three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other gain, net
Non-designated foreign exchange contracts	$281	$2,116	$932	$1,895
Non-designated interest rate contracts	(1)	4	(2)	12
	$280	$2,120	$930	$1,907
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Net Amounts of Assets (Liabilities)
June 30, 2023
Derivative Assets
Foreign exchange contracts	$2,355	$2,355
	$2,355	$2,355

December 31, 2022
Derivative Assets
Foreign exchange contracts	$1,599	$1,599
Interest rate contracts	2	2
	$1,601	$1,601
The Company did not offset any of its derivatives positions as of June 30, 2023 and December 31, 2022.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
15. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2023, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $219.5 million for senior loans and $6.1 million for mezzanine loans. At December 31, 2022, total unfunded lending commitments for loans held for investment were $258.5 million for senior loans and $4.9 million for mezzanine loans.
Ground Lease Obligation
The Company’s operating leases include ground leases acquired with real estate.
At June 30, 2023 and December 31, 2022, the weighted average remaining lease term was 14.2 years and 13.7 years for ground leases, respectively.
The following table presents ground lease expense, included in property operating expense, for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense:
Minimum lease expense	$777	$768	$1,555	$1,536
Variable lease expense	—	—	—	—
	$777	$768	$1,555	$1,536
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of June 30, 2023 (dollars in thousands):

Remainder of 2023	$1,555
2024	2,213
2025	2,148
2026	2,073
2027	1,755
2028 and thereafter	15,499
Total lease payments	25,243
Less: Present value discount	8,177
Operating lease liability (Note 7)	$17,066
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Office Lease
At June 30, 2023 and December 31, 2022, the weighted average remaining lease term was 5.4 years and 5.9 years for office leases, respectively. The office leases are located in New York, New York and Los Angeles, California.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three and six months ended June 30, 2023 and 2022, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Corporate Offices
Operating lease expense:
Fixed lease expense	$315	$315	$629	$591
	$315	$315	$629	$591
The operating lease liability for the office leases were determined using a weighted average discount rate of 2.36%. As of June 30, 2023, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices(1)
Remainder of 2023	$642
2024	1,293
2025	1,308
2026	1,323
2027	1,339
2028 and thereafter	1,729
Total lease payments	7,634
Less: Present value discount	$509
Operating lease liability (Note 7)	$7,125
__________________________________________
(1)The Company entered into a Los Angeles, California office lease in the first quarter of 2022, with rent payments beginning in 2023.
For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of June 30, 2023, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
16. Segment Reporting
The Company presents its business within the following business segments:
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior loans, mezzanine loans, and preferred equity interests as well as participations in such loans.
•Net Leased and Other Real Estate—direct investments in CRE with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of two investments with direct ownership in commercial real estate with an emphasis on properties with stable cash flow and two additional properties that the Company acquired through deeds-in-lieu of foreclosure.
•CRE Debt Securities—investments previously consisted of BBB and some BB rated CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool). It currently includes a sub-portfolio of private equity funds.
•Corporate—includes corporate-level asset management and other fees including operating expenses, compensation and benefits and restructuring charges.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following tables present segment reporting for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate	Total
Three Months Ended June 30, 2023
Net interest income (expense)	$30,546	$—	$—	$(302)	$30,244
Property and other income	—	—	21,727	3,248	24,975
Property operating expense	—	—	(5,443)	—	(5,443)
Transaction, investment and servicing expense	(578)	—	(29)	(213)	(820)
Interest expense on real estate	—	—	(6,773)	—	(6,773)
Depreciation and amortization	—	—	(7,887)	(54)	(7,941)
Increase of current expected credit loss reserve	(28,966)	—	—	—	(28,966)
Compensation and benefits	—	—	—	(9,368)	(9,368)
Operating expense	(4)	—	—	(3,269)	(3,273)
Other gain, net	—	—	177	—	177
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	998	—	1,772	(9,958)	(7,188)
Income tax benefit (expense)	(217)	5	(98)	—	(310)
Net income (loss)	$781	$5	$1,674	$(9,958)	$(7,498)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate	Total
Three Months Ended June 30, 2022
Net interest income (expense)	$32,064	$1,134	$—	$(435)	$32,763
Property and other income	78	219	21,806	465	22,568
Property operating expense	—	—	(5,266)	—	(5,266)
Transaction, investment and servicing expense	(961)	29	(52)	2	(982)
Interest expense on real estate	—	—	(7,117)	—	(7,117)
Depreciation and amortization	—	—	(8,664)	(56)	(8,720)
Increase of current expected credit loss reserve	(10,143)	—	—	—	(10,143)
Compensation and benefits	—	—	—	(8,269)	(8,269)
Operating expense	13	(245)	(56)	(3,782)	(4,070)
Other gain, net	21,484	—	2,093	755	24,332
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	42,535	1,137	2,744	(11,320)	35,096
Income tax expense	(416)	—	(49)	—	(465)
Net income (loss)	$42,119	$1,137	$2,695	$(11,320)	$34,631

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate	Total
Six Months Ended June 30, 2023
Net interest income (expense)	$63,789	$—	$—	$(591)	$63,198
Property and other income	—	—	44,280	6,302	50,582
Property operating expense	—	—	(11,295)	—	(11,295)
Transaction, investment and servicing expense	(1,078)	—	(54)	(523)	(1,655)
Interest expense on real estate	—	—	(12,282)	—	(12,282)
Depreciation and amortization	—	—	(15,825)	(112)	(15,937)
Increase of current expected credit loss reserve	(68,579)	—	—	—	(68,579)
Compensation and benefits	—	—	—	(18,173)	(18,173)
Operating expense	(8)	—	—	(6,738)	(6,746)
Other gain, net	—	—	832	—	832
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(5,876)	—	5,656	(19,836)	(20,055)
Equity in earnings of unconsolidated ventures	9,055	—	—	—	9,055
Income tax expense	(257)	—	(443)	—	(700)
Net income (loss)	$2,922	$—	$5,213	$(19,836)	$(11,700)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate	Total
Six Months Ended June 30, 2022
Net interest income (expense)	$61,428	$2,021	$—	$(1,301)	$62,148
Property and other income	199	352	45,974	486	47,011
Property operating expense	—	—	(11,990)	—	(11,990)
Transaction, investment and servicing expense	(2,011)	29	(152)	28	(2,106)
Interest expense on real estate	—	—	(14,673)	—	(14,673)
Depreciation and amortization	—	—	(17,215)	(99)	(17,314)
Increase of current expected credit loss reserve	(9,277)	—	—	—	(9,277)
Compensation and benefits	—	—	—	(16,494)	(16,494)
Operating expense	(139)	(285)	(88)	(7,907)	(8,419)
Other gain (loss), net	21,355	—	13,929	(664)	34,620
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	71,555	2,117	15,785	(25,951)	63,506
Equity in earnings of unconsolidated ventures	25	—	—	—	25
Income tax expense	(353)	—	(148)	—	(501)
Net income (loss)	$71,227	$2,117	$15,637	$(25,951)	$63,030

The following table presents total assets by segment as of June 30, 2023 and December 31, 2022 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities(1)	Net Leased and Other Real Estate	Corporate(2)	Total
June 30, 2023	$3,227,666	$15,118	$903,882	$208,087	$4,354,753
December 31, 2022	3,580,912	15,459	864,856	289,162	4,750,389
_________________________________________
(1)Includes PE Investments totaling $2.8 million and $3.0 million as of June 30, 2023 and December 31, 2022, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total income by geography:
United States	$95,054	$80,758	$200,610	$154,202
Europe	4,260	4,614	8,982	9,583
Total(1)	$99,314	$85,372	$209,592	$163,785

	June 30, 2023	December 31, 2022
Long-lived assets by geography:
United States	$600,825	$532,380
Europe	228,591	254,068
Total(2)	$829,416	$786,448
_________________________________________
(1)Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.
(2)Long-lived assets are comprised of real estate and real estate-related intangible assets, and excludes financial instruments and assets held for sale.
17. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2023 and 2022 consist of the following (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(7,498)	$34,631	$(11,700)	$63,030
Net (income) loss attributable to noncontrolling interests:
Investment Entities	12	15	87	(7)
Operating Partnership	—	(359)	—	(1,013)
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(7,486)	$34,287	$(11,613)	$62,010

Numerator:
Net (income) loss allocated to participating securities (non-vested shares)	$—	$(687)	$—	$(797)
Net income (loss) attributable to common stockholders	$(7,486)	$33,600	$(11,613)	$61,213

Denominator:
Weighted average shares outstanding - basic(1)	127,173	127,756	126,920	128,052
Weighted average shares outstanding - diluted(2)	127,173	129,595	126,920	129,669

Net income (loss) per common share - basic and diluted	$(0.06)	$0.26	$(0.09)	$0.48
Net income (loss) per common share - diluted	$(0.06)	$0.26	$(0.09)	$0.47
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,842,169 and 2,401,154 of restricted stock awards as of June 30, 2023 and June 30, 2022, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic income (loss) per common share.
(2)The calculation of diluted earnings per share excludes the effect of weighted average unvested non-participating restricted shares of 2,819,617 and 2,679,151 for the three and six months ended June 30, 2023, respectively, as the effect would be antidilutive.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
18. Subsequent Events
Dividends
In July 2023, the Company paid a quarterly cash dividend of $0.20 per share of its Class A common stock for the quarter ended June 30, 2023, to stockholders of record on June 30, 2023.
Deed-in-lieu Acquisition
In July 2023, the Company acquired an Oakland, California office property through a deed-in-lieu of foreclosure. Prior to acquisition, the senior loan investment was on nonaccrual status and classified within “Loans and preferred equity held for investment, net” on the Company’s consolidated balance sheets.

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
•Net Leased and Other Real Estate—direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of two investments with direct ownership in commercial real estate, with an emphasis on properties with stable cash flow and two additional properties that we acquired through deeds-in-lieu of foreclosure.
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
Significant Developments
During the three months ended June 30, 2023, and through August 1, 2023, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•As of the date of this report, we have approximately $347.0 million of liquidity, consisting of $182.0 million cash on hand and $165.0 million available on our Bank Credit Facility; and
•Declared and paid a second quarter $0.20 per share dividend on July 14, 2023.
Our Portfolio
•Generated GAAP net loss of $7.5 million, or $(0.06) per basic and diluted share, Distributable Earnings of $21.1 million, or $0.16 per share and Adjusted Distributable Earnings of $32.0 million or $0.25 per share for the three months ended June 30, 2023;
•For the three months ended June 30, 2023, we:
◦Received loan repayment proceeds of $162.0 million from three loans;
◦Placed our Oakland, California office senior loan on nonaccrual status and recorded a specific CECL reserve of $10.9 million (refer to “Our Portfolio Asset Specific Loan Summaries” section for further discussion). Subsequent to June 30, 2023, we acquired the property through a deed-in-lieu of foreclosure; and
◦Acquired two Long Island City, New York office properties through a deed-in-lieu of foreclosure with an aggregate fair value of $73.1 million. Prior to acquisition, both senior loan investments were on nonaccrual status.

Trends Affecting Our Business
Global Markets
The current global markets are characterized by volatility, driven by a tightening of monetary policy and geopolitical uncertainty, coupled with the ongoing impacts of the COVID-19 pandemic. In response to heightened inflation, the Federal Reserve has continued to raise interest rates, which has tempered the loan financing market and created further uncertainty for the economy and for our borrowers and tenants. These current macroeconomic conditions may continue or intensify. This may cause the United States economy or other global economies to experience an economic slowdown or recession. While we monitor macroeconomic conditions closely, we believe there are too many uncertainties to predict and quantify the full impact that these factors may have on our business.
Office Property Market
The market for office properties was particularly negatively impacted by the COVID-19 pandemic and remains distressed, with increases in vacancy as newly developed or renovated properties become available for leasing and high overall vacancy rates due to the normalization of work from home and the hybrid attendance model. As a result of fewer employees commuting to their offices, businesses are re-evaluating their need for physical office space. To the extent certain borrowers are experiencing significant financial dislocation as a result of economic conditions, we have and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. Given the uncertainty in the office market, there is risk of future valuation impairment or investment loss on our loans secured by office properties.
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
Changes in market interest rates
With respect to our business operations, increases in interest rates, in general, may over time cause:
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
Our Portfolio
As of June 30, 2023, our portfolio consisted of 109 investments representing approximately $4.0 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 96 senior loans, mezzanine and preferred loans and had a weighted average cash coupon of 3.7% and a weighted average all-in unlevered yield of 9.1%. Our net leased and other real estate consisted of approximately 6.8 million total square feet of space and total second quarter 2023 NOI of that portfolio was approximately $15.8 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of June 30, 2023, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	89	$3,066,108	$3,066,108	$819,200	$819,200
Mezzanine loans	6	75,185	75,185	75,185	75,185
Preferred equity	1	23,079	23,079	23,079	23,079
Subtotal	96	3,164,372	3,164,372	917,464	917,464
Net leased real estate	8	577,218	577,218	137,547	137,547
Other real estate	4	247,327	234,030	74,987	74,512
Private equity interests	1	2,790	2,790	2,790	2,790
Total/Weighted average Our Portfolio	109	$3,991,707	$3,978,410	$1,132,788	$1,132,313
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of June 30, 2023.
(3)Net carrying value represents carrying value less any associated financing as of June 30, 2023.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of June 30, 2023.

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
During the second quarter of 2023, three loans with a risk ranking of 3 were repaid and two loans with a risk ranking of 5 were acquired through a deed-in-lieu foreclosure and thus no longer classified as loans as of June 30, 2023. Additionally, four loans were upgraded to a risk ranking of 3 from a risk ranking of 4. One loan was downgraded to a risk ranking of 5 from a risk ranking of 4, four loans were downgraded to a risk ranking of 4 from a risk ranking of 3, and one loan was downgraded to a risk ranking of 3 from a risk ranking of 2. One mezzanine loan which was a risk ranking 5 as of March 31, 2023 was bifurcated into a mezzanine A note and mezzanine B note, which have risk rankings of 3 and 5, respectively as of June 30, 2023. As a result, our weighted average risk ranking at June 30, 2023 improved to 3.1 compared to March 31, 2023 when it was 3.2.

Senior and Mezzanine Loans and Preferred Equity
The following tables provides a summary of our senior loans, mezzanine loans and preferred equity based on our internal risk rankings, collateral property type and geographic distribution as of June 30, 2023 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
2	3	$76,857	$—	$—	$76,857	2.4%
3	83	2,512,306	75,185	23,079	2,610,570	82.5%
4	7	435,945	—	—	435,945	13.8%
5	3	41,000	—	—	41,000	1.3%
	96	$3,066,108	$75,185	$23,079	$3,164,372	100.0%

Weighted average risk ranking						3.1
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of June 30, 2023.

	Carrying value (at BRSP share)
Collateral property type	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
Multifamily	56	$1,573,829	$61,036	$23,079	$1,657,944	52.4%
Office	31	1,021,333	1,699	—	1,023,032	32.3%
Hotel	3	266,435	12,450	—	278,885	8.8%
Other (Mixed-use)(1)	3	151,794	—	—	151,794	4.8%
Industrial	3	52,717	—	—	52,717	1.7%
Total	96	$3,066,108	$75,185	$23,079	$3,164,372	100.0%
_________________________________________
(1)Other includes commercial and residential development and predevelopment assets.

	Carrying value (at BRSP share)
Region	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
US West	41	$1,335,053	$56,594	$23,079	$1,414,726	44.7%
US Southwest	36	1,102,907	4,442	—	1,107,349	35.0%
US Northeast	11	418,941	14,149	—	433,090	13.7%
US Southeast	8	209,207	—	—	209,207	6.6%
Total	96	$3,066,108	$75,185	$23,079	$3,164,372	100.0%

The following table provides asset level detail for our senior loans, mezzanine loans and preferred equity as of June 30, 2023 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Multifamily
Loan 1(6)	Senior	6/18/2019	Santa Clara, CA	$57,040	$57,443	Floating	5.5%	10.6%	6/18/2024	69%	3
Loan 2	Senior	7/19/2021	Dallas, TX	50,293	50,199	Floating	3.4%	9.0%	8/9/2026	74%	3
Loan 3	Senior	3/8/2022	Austin, TX	50,035	50,103	Floating	3.3%	9.0%	3/9/2027	75%	3
Loan 4	Senior	5/17/2022	Las Vegas, NV	49,520	49,758	Floating	3.6%	9.2%	6/9/2027	74%	4
Loan 5	Senior	5/26/2021	Las Vegas, NV	46,152	46,101	Floating	3.5%	9.0%	6/9/2026	70%	3
Loan 6	Senior	11/30/2021	Phoenix, AZ	44,659	44,572	Floating	3.5%	9.2%	12/9/2026	74%	4
Loan 7	Senior	2/3/2021	Arlington, TX	43,717	43,580	Floating	3.7%	9.4%	2/9/2026	81%	4
Loan 8	Senior	3/1/2021	Richardson, TX	43,313	43,411	Floating	3.5%	8.9%	3/9/2026	75%	3
Loan 9	Senior	7/15/2021	Jersey City, NJ	42,954	43,000	Floating	3.1%	8.6%	8/9/2026	66%	3
Loan 10	Senior	12/21/2020	Austin, TX	42,780	42,850	Floating	3.8%	9.2%	1/9/2026	54%	3
Subtotal top 10 multifamily				$470,463	$471,017	15% of total loans

Loan 11	Senior	3/22/2021	Fort Worth, TX	$41,281	$41,286	Floating	3.6%	9.1%	4/9/2026	83%	3
Loan 12	Senior	7/15/2021	Dallas, TX	39,855	39,873	Floating	3.2%	8.9%	8/9/2026	77%	3
Loan 13	Senior	3/31/2022	Louisville, KY	39,701	39,773	Floating	3.7%	9.4%	4/9/2027	72%	3
Loan 14	Senior	12/7/2021	Denver, CO	39,469	39,554	Floating	3.3%	8.8%	12/9/2026	74%	3
Loan 15	Senior	3/31/2022	Long Beach, CA	37,964	38,118	Floating	3.4%	9.0%	4/9/2027	74%	3
Loan 16	Senior	7/12/2022	Irving, TX	36,897	37,096	Floating	3.6%	9.2%	8/9/2027	73%	3
Loan 17	Senior	9/28/2021	Carrollton, TX	36,128	36,282	Floating	3.2%	8.7%	10/9/2025	73%	3
Loan 18	Senior	1/18/2022	Dallas, TX	35,594	35,575	Floating	3.5%	9.2%	2/9/2027	75%	3
Loan 19	Senior	1/12/2022	Los Angeles, CA	35,561	35,769	Floating	3.4%	8.8%	2/9/2027	65%	3
Loan 20	Senior	12/29/2020	Fullerton, CA	34,804	34,860	Floating	3.9%	9.3%	1/9/2026	70%	3
Subtotal top 20 multifamily				$847,717	$849,203	27% of total loans

Loan 21	Senior	3/16/2021	Fremont, CA	$33,550	$33,550	Floating	3.5%	8.6%	4/9/2026	76%	3
Loan 22	Senior	7/29/2021	Phoenix, AZ	32,435	32,562	Floating	3.4%	8.8%	8/9/2026	74%	3
Loan 23	Senior	3/31/2021	Mesa, AZ	31,430	31,434	Floating	3.8%	9.4%	4/9/2026	83%	3
Loan 24(6)	Mezzanine	12/9/2019	Milpitas, CA	31,023	31,023	Fixed	n/a	10.5%	3/3/2026	58% - 85%	3
Loan 25	Senior	4/29/2021	Las Vegas, NV	29,722	29,736	Floating	3.2%	8.7%	5/9/2026	76%	2
Loan 26	Senior	4/15/2022	Mesa, AZ	29,169	29,354	Floating	3.4%	8.8%	5/9/2027	75%	3
Loan 27	Senior	7/13/2021	Plano, TX	28,959	28,994	Floating	3.2%	8.7%	2/9/2025	82%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Loan 28	Senior	5/19/2022	Denver, CO	28,455	28,589	Floating	3.5%	9.1%	6/9/2027	73%	3
Loan 29	Senior	2/17/2022	Long Beach, CA	28,231	28,348	Floating	3.4%	9.0%	3/9/2027	67%	3
Loan 30	Senior	5/27/2021	Houston, TX	28,000	28,000	Floating	3.1%	8.3%	6/9/2026	67%	3
Loan 31	Senior	8/31/2021	Glendale, AZ	27,982	28,099	Floating	3.3%	8.7%	9/9/2026	75%	4
Loan 32	Senior	12/16/2021	Fort Mill, SC	26,970	27,103	Floating	3.3%	8.7%	1/9/2027	71%	3
Loan 33(6)	Mezzanine	2/8/2022	Las Vegas, NV	25,572	25,648	Fixed	7.0%	12.3%	2/8/2027	56% - 79%	3
Loan 34	Senior	12/21/2021	Phoenix, AZ	24,741	24,876	Floating	3.6%	9.1%	1/9/2027	75%	3
Loan 35	Senior	7/12/2022	Irving, TX	24,538	24,674	Floating	3.6%	9.2%	8/9/2027	72%	3
Loan 36	Senior	7/1/2021	Aurora, CO	23,792	23,878	Floating	3.2%	8.7%	7/9/2026	73%	3
Loan 37	Senior	3/8/2022	Glendale, AZ	23,790	23,937	Floating	3.5%	8.9%	3/9/2027	73%	3
Loan 38	Senior	3/31/2022	Phoenix, AZ	23,119	23,265	Floating	3.7%	9.1%	4/9/2027	75%	3
Loan 39	Preferred	11/30/2022	Milpitas, CA	23,079	23,290	Fixed	6.0%	12.1%	12/1/2032	n/a	3
Loan 40	Senior	11/4/2021	Austin, TX	23,070	23,181	Floating	3.4%	8.8%	11/9/2026	71%	3
Loan 41	Senior	7/13/2021	Oregon City, OR	21,738	21,764	Floating	3.4%	8.8%	8/9/2026	73%	3
Loan 42	Senior	6/22/2021	Phoenix, AZ	21,182	21,262	Floating	3.3%	8.7%	7/9/2026	75%	2
Loan 43	Senior	1/12/2022	Austin, TX	19,877	19,937	Floating	3.4%	9.0%	2/9/2027	75%	3
Loan 44	Senior	9/22/2021	Denton, TX	19,725	19,761	Floating	3.3%	8.8%	10/9/2025	70%	3
Loan 45	Senior	8/6/2021	La Mesa, CA	19,652	19,666	Floating	3.0%	8.6%	8/9/2025	70%	3
Loan 46	Senior	12/21/2021	Gresham, OR	19,401	19,455	Floating	3.6%	9.3%	1/9/2027	74%	3
Loan 47	Senior	9/1/2021	Bellevue, WA	19,292	19,308	Floating	3.0%	8.7%	9/9/2025	64%	3
Loan 48	Senior	6/24/2021	Phoenix, AZ	19,071	19,071	Floating	3.5%	9.1%	7/9/2026	63%	3
Loan 49	Senior	5/5/2022	Charlotte, NC	18,422	18,500	Floating	3.5%	9.1%	5/9/2027	61%	3
Loan 50	Senior	7/14/2021	Salt Lake City, UT	18,294	18,315	Floating	3.4%	8.8%	8/9/2026	73%	3
Loan 51	Senior	4/29/2022	Tacoma, WA	17,861	17,944	Floating	3.3%	8.9%	5/9/2027	72%	3
Loan 52	Senior	6/25/2021	Phoenix, AZ	17,458	17,518	Floating	3.2%	8.7%	7/9/2026	75%	3
Loan 53	Senior	7/21/2021	Durham, NC	15,096	15,150	Floating	3.4%	8.8%	8/9/2026	58%	3
Loan 54	Senior	3/8/2022	Glendale, AZ	11,089	11,158	Floating	3.5%	8.9%	3/9/2027	73%	3
Loan 55	Mezzanine	7/30/2014	Various - TX	4,442	4,442	Fixed	9.5%	9.5%	8/11/2024	71% - 83%	3
Loan 56(7)	Mezzanine	12/9/2019	Milpitas, CA	—	14,477	n/a(7)	n/a(7)	n/a(7)	3/3/2026	n/a	5
Total/Weighted average multifamily loans				$1,657,944	$1,676,472	52% of total loans	3.5%	9.1%	3.2 years		3.1

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Office
Loan 57	Senior	2/17/2022	Boston, MA	$82,799	$83,127	Floating	3.8%	9.4%	3/9/2027	54%	3
Loan 58	Senior	12/7/2018	Carlsbad, CA	76,139	76,139	Floating	4.4%	9.5%	12/9/2024	73%	3
Loan 59	Senior	8/28/2018	San Jose, CA	74,071	74,071	Floating	2.6%	7.7%	8/28/2025	75%	3
Loan 60	Senior	1/19/2021	Phoenix, AZ	72,292	72,460	Floating	3.7%	9.1%	2/9/2026	70%	3
Loan 61	Senior	2/13/2019	Baltimore, MD	58,191	58,191	Floating	3.6%	8.8%	2/9/2025	74%	3
Loan 62	Senior	5/23/2022	Plano, TX	40,194	40,300	Floating	4.3%	9.8%	6/9/2027	64%	3
Loan 63	Senior	4/27/2022	Plano, TX	39,449	39,523	Floating	4.1%	9.6%	5/9/2027	70%	3
Loan 64	Senior	11/23/2021	Tualatin, OR	39,267	39,372	Floating	4.0%	9.4%	12/9/2026	66%	4
Loan 65	Senior	9/28/2021	Reston, VA	37,365	37,419	Floating	4.1%	9.8%	10/9/2026	71%	4
Loan 66	Senior	11/17/2021	Dallas, TX	36,462	36,548	Floating	4.0%	9.6%	12/9/2025	61%	3
Subtotal top 10 office loans				$556,229	$557,150	18% of total loans

Loan 67	Senior	4/7/2022	San Jose, CA	$33,617	$33,750	Floating	4.2%	9.8%	4/9/2027	70%	3
Loan 68	Senior	6/2/2021	South Pasadena, CA	33,176	33,091	Floating	5.0%	10.2%	6/9/2026	69%	3
Loan 69	Senior	4/30/2021	San Diego, CA	31,625	31,724	Floating	3.6%	9.1%	5/9/2026	55%	3
Loan 70	Senior	6/16/2017	Miami, FL	30,348	30,008	Floating	5.8%	10.9%	12/8/2023	73%	3
Loan 71	Senior	11/19/2021	Gardena, CA	28,327	28,505	Floating	3.6%	9.1%	12/9/2026	69%	3
Loan 72	Senior	3/31/2022	Blue Bell, PA	28,275	28,275	Floating	4.2%	9.3%	4/9/2025	59%	3
Loan 73	Senior	10/21/2021	Blue Bell, PA	27,930	27,930	Floating	3.8%	9.3%	11/9/2023	67%	3
Loan 74(8)	Senior	7/12/2019	Washington, D.C.	27,000	56,935	n/a(8)	n/a(8)	n/a(8)	8/9/2024	68%	5
Loan 75	Senior	2/26/2019	Charlotte, NC	25,954	26,052	Floating	3.3%	8.5%	7/9/2025	51%	2
Loan 76	Senior	12/7/2021	Hillsboro, OR	24,681	24,746	Floating	4.0%	9.4%	12/9/2024	71%	3
Subtotal top 20 office loans				$847,162	$878,166	27% of total loans

Loan 77	Senior	9/16/2019	San Francisco, CA	$23,465	$23,465	Floating	3.3%	8.4%	10/9/2024	82%	3
Loan 78	Senior	7/30/2021	Denver, CO	22,884	22,986	Floating	4.4%	9.9%	8/9/2026	66%	3
Loan 79	Senior	8/27/2019	San Francisco, CA	22,121	22,121	Floating	2.9%	8.1%	9/9/2024	79%	3
Loan 80	Senior	10/29/2020	Denver, CO	19,034	19,063	Floating	3.7%	9.2%	11/9/2025	64%	3
Loan 81	Senior	10/13/2021	Burbank, CA	16,075	16,161	Floating	4.0%	9.5%	11/9/2026	57%	3
Loan 82	Senior	11/16/2021	Charlotte, NC	15,353	15,441	Floating	4.5%	10.0%	12/9/2026	67%	3
Loan 83	Senior	8/31/2021	Los Angeles, CA	15,211	15,229	Floating	4.6%	10.3%	9/9/2026	58%	3
Loan 84(9)	Senior	11/23/2021	Oakland, CA	14,000	25,000	n/a(9)	n/a(9)	n/a(9)	12/9/2026	57%	5
Loan 85	Senior	11/10/2021	Richardson, TX	13,504	13,507	Floating	4.1%	9.6%	12/9/2026	71%	3
Loan 86	Senior	9/26/2019	Salt Lake City, UT	12,524	12,524	Floating	2.8%	8.0%	10/9/2024	72%	3
Loan 87	Mezzanine	2/13/2023	Baltimore, MD	1,699	1,699	Fixed	n/a (10)	13.0%	2/7/2025	74% - 75%	3
Total/Weighted average office loans				$1,023,032	$1,065,362	32% of total loans	3.7%	8.9%	2.5 years		3.1

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Hotel
Loan 88	Senior	1/2/2018	San Jose, CA	$193,435	$193,435	Floating	4.8%	9.9%	11/9/2026	73%	4
Loan 89	Senior	6/25/2018	Englewood, CO	73,000	73,000	Floating	3.5%	8.6%	2/9/2025	62%	3
Loan 90	Mezzanine	1/9/2017	New York, NY	12,450	12,330	Floating	11.0%	17.1%	12/15/2023	67% - 80%	3
Total/Weighted average hotel loans				$278,885	$278,765		4.7%	9.8%	2.8 years		3.7

Other (Mixed-use)
Loan 91	Senior	10/24/2019	Brooklyn, NY	$77,669	$77,669	Floating	4.2%	9.3%	11/9/2024	70%	3
Loan 92	Senior	1/13/2022	New York, NY	45,573	45,705	Floating	3.5%	9.1%	2/9/2027	67%	3
Loan 93	Senior	5/3/2022	Brooklyn, NY	28,552	28,665	Floating	4.4%	10.0%	5/9/2027	68%	3
Total/Weighted average other (mixed-use) loans				$151,794	$152,039		4.0%	9.4%	2.5 years		3.0

Industrial
Loan 94	Senior	7/13/2022	Ontario, CA	$23,374	$23,539	Floating	3.3%	8.8%	8/9/2027	66%	3
Loan 95	Senior	3/25/2022	City of Industry, CA	18,130	18,205	Floating	3.4%	9.0%	4/9/2027	67%	3
Loan 96	Senior	3/21/2022	Commerce, CA	11,213	11,256	Floating	3.3%	8.9%	4/9/2027	71%	3
Total/Weighted average industrial loans				$52,717	$53,000		3.3%	8.9%	3.9 years		3.0

Total/Weighted average senior and mezzanine loans and preferred equity - Our Portfolio				$3,164,372	$3,225,638		3.7%	9.1%	2.9 years		3.1
_________________________________________
(1)Represents carrying values at our share as of June 30, 2023.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include Secured Overnight Financing Rate (“SOFR”), which was 5.14% as of June 30, 2023.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment-in-kind interest income and the accrual of origination and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of June 30, 2023, for weighted average calculations.
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
(5)On a quarterly basis, the Company’s senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of June 30, 2023.
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
(7)Loan 56 was placed on nonaccrual status in April 2023; as such, no income is being recognized.
(8)Loan 74 was placed on nonaccrual status in February 2023; as such, no income is being recognized.
(9)Loan 84 was placed on nonaccrual status in May 2023; as such, no income is being recognized. Subsequent to June 30, 2023, we acquired the office property through a deed-in-lieu of foreclosure.
(10)Loan 87 has a payment-in-kind provision and accrues interest at 13.0%.

At June 30, 2023, our general CECL reserve for our outstanding loans and future loan funding commitments is $52.1 million, which is 1.56% of the aggregate commitment amount of our loan portfolio, excluding loans that were evaluated for specific CECL reserves. This represents an increase of $18.0 million from $34.1 million or 0.97% of the aggregate commitment amount of our loan portfolio at March 31, 2023. This increase was primarily driven by additional reserves recorded on our portfolio of office loans, which was largely driven by macroeconomic assumptions utilized in the general CECL model. During the second quarter of 2023, we charged off $67.8 million of specific CECL reserves related to two senior loans that were acquired through a deed-in-lieu of foreclosure. We also recorded a $10.9 million specific CECL reserve related to our Oakland, California office senior loan. For further discussion on the Oakland, California office senior loan see “Asset Specific Loan Summaries” below.
Asset Specific Loan Summaries
Washington, D.C Office Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q2 Risk ranking
Loan 74	Senior	Office	7/12/2019	$27,000	$56,935	n/a/(2)	n/a/(2)	n/a/(2)	8/9/2024	68%	5
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
(2)Loan 74 was placed on nonaccrual status in February 2023; as such, no income is being recognized.
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
The Washington, D.C. (“DC”) office market, like many markets, was hit hard by the COVID-19 pandemic and remains distressed, with high overall vacancy rates due to the normalization of work from home and the hybrid attendance model. As a result of fewer employees commuting to their offices, businesses are re-evaluating their need for physical office space. The federal government has adopted a telework work from home program for many employees who are not critical for office attendance, which further compounds the issue for the DC office market. The federal government has been reducing its office requirements which is especially impacting the DC market area. As of June 2023, the DC Office Loan property is 51% leased and in addition to vacancy issues, the property has tenant leases that expire at the end of 2023, creating uncertainty around the ability to re-lease vacant space should these tenants elect not to renew.
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
At the end of the ninety-day extension, we were unable to reach extension terms with the borrower and as a result, the DC Office Loan defaulted in January 2023 and was placed on nonaccrual status as of February 2023. We completed a foreclosure filing in March 2023 and expect to complete the foreclosure process and take possession of the underlying property by the end of the third quarter of 2023. We are examining all options to maximize value including a potential change of use of the property. Given market conditions surrounding D.C. metro offices, including the lack of leasing activity, the value maximizing use of this asset may be a conversion to multifamily. We utilized the estimated fair value of the collateral and therefore recorded a specific CECL reserve during the first quarter of 2023.
San Jose, California Hotel Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q2 Risk ranking
Loan 88	Senior	Hotel	1/2/2018	$193,435	$193,435	Floating	4.8%	9.9%	11/9/2026	73%	4
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
The onset of the COVID-19 pandemic in the spring of 2020 created challenges at the San Jose Hotel Loan’s property, which included lower occupancy rates, weaker financial performance and borrower funding of approximately $18.6 million of shortfalls to maintain operations, which ultimately led the borrower to close the San Jose, California hotel and file for Chapter 11 bankruptcy in March 2021. We entered into a restructuring support agreement with the borrower with respect to the bankruptcy process, in our capacity as the sole secured creditor. The bankruptcy court authorized the rejection of the existing hotel management agreement and approved a restructuring plan for the borrower to exit bankruptcy with Signia by Hilton as the new brand and hotel manager, and a $25 million mezzanine loan to support the re-opening, property improvement plans, certain operating expenses and all expenses associated with the bankruptcy process.
In November 2021, the borrower emerged from bankruptcy and the court confirmed the amended and restated senior mortgage loan terms in the amount of $184.9 million, an upsize which reflected accrued interest and fees, collapsed the prior preferred equity investment into the restated senior mortgage loan, and included certain other costs and expenses associated with bankruptcy. The San Jose hotel reopened in April 2022.
The San Jose Hotel Loan’s property performance continues to improve compared to 2022 performance, but not without its challenges. Office attendance in the city of San Jose is among the lowest among major cities in the nation. In February 2023 we upsized the $184.9 million loan by $7.0 million to fund renovations of all guest rooms and to fund debt service shortfalls. In June 2023 we upsized the loan by an additional $1.4 million to fund debt service. Subsequent to the second quarter of 2023, the mezzanine loan was upsized by $4.3 million to address anticipated debt service shortfalls through the sale of the annex tower.
The 805-room property consists of a main hotel tower and a second expansion annex tower. The borrower has entered into a purchase and sale agreement to sell the 264-room hotel annex tower in the second half of 2023. The prospective buyer is in the due diligence phase. If the sale closes, certain proceeds from the sale will be applied to pay down the San Jose Hotel Loan.
Oakland, California Office Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q2 Risk ranking
Loan 84	Senior	Office	11/23/2021	$14,000	$25,000	n/a/(2)	n/a/(2)	n/a/(2)	12/9/2026	57%	5
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
(2)Loan 84 was placed on nonaccrual status in May 2023; as such, no income is being recognized. Subsequent to June 30, 2023, we acquired the office property through a deed-in-lieu of foreclosure.
We originated a $28.4 million senior loan to refinance the sponsor’s existing loan on the Oakland office building (the “Oakland Office Loan”) in 2021. The Oakland Office Loan included an initial funding of $25 million with an additional $3.4 million of future advances. The borrower contributed $1.9 million of additional equity to facilitate the loan closing.
The COVID-19 pandemic had adversely impacted occupancy rates of office buildings. Workers were starting to return to the office in the fall of 2021 and expectations were that occupancy would improve as the market stabilized. However, COVID-19 infection rates increased in the fall and winter of 2021 discouraging workers from returning to the office. The Oakland Office Loan was structured to finance additional tenant improvements for the anticipated new leasing activity. Prior to originating the Oakland Office Loan, the sponsor had upgraded the common areas, invested $1.5 million in preparing the top two stories for immediate occupancy, and signed a ten-year lease for the entire third floor to a new tenant.
While the Oakland office building generally maintained occupancy in 2023 through the date of this filing, no significant new leasing was completed, and that lack of new leasing combined with rising interest rates led to debt service exceeding monthly net operating income. With negative leasing projections for downtown Oakland, and indications that the market value of the Oakland office building was less than the Oakland Office Loan’s principal balance, the sponsor approached us to surrender the collateral via a deed-in-lieu of foreclosure.
The borrower’s reserves have been exhausted and the loan is in payment default and was placed on nonaccrual status as of May 2023. Given the continued negative market conditions surrounding Oakland, California office buildings, including the lack of leasing activity, we utilized the estimated fair value of the collateral to estimate a specific CECL reserve of $10.9 million during the second quarter of 2023. In July 2023, we executed a deed-in-lieu of foreclosure and took control of the Oakland office building.
Tualatin, Oregon Office Park Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q2 Risk ranking
Loan 64	Senior	Office	11/23/2021	$39,267	$39,372	Floating	4.0%	9.4%	12/9/2026	66%	4
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.

We originated a $45.8 million senior loan to refinance the sponsor’s existing loan on the Tualatin office complex (the “Tualatin Office Loan”) in 2021. The Tualatin Office Loan included an initial funding of $38.6 million with an additional $7.2 million of future advances.
The COVID-19 pandemic had adversely impacted occupancy rates of office buildings. Workers were starting to return to the office in the fall of 2021 and expectations were that occupancy would improve as the market stabilized. However, COVID-19 infection rates increased in the fall and winter of 2021 discouraging workers from returning to the office. The Tualatin Office Loan was intended to take advantage of workers seeking to avoid commuting into Portland's central business district and looking to work closer to home. The Tualatin office properties consist of ten buildings averaging 34,000 square feet each, without enclosed common areas other than within the management offices, which was viewed as preferable for tenants during the COVID-19 pandemic. The Tualatin office buildings were 70% occupied when the Tualatin Office Loan was originated, and the loan was structured to finance additional tenant improvements for the anticipated new leasing activity. Prior to originating the Tualatin Office Loan, the sponsor had invested $6.0 million into an upgraded fitness center, new heating, ventilation, and cooling system, resurfaced parking lots, and installed signage.
The Tualatin office properties maintained occupancy through spring 2023, but only a minor amount of new leasing was completed. The lack of new leasing combined with rising interest rates has led to debt service exceeding monthly net operating income. The negative leasing projections for the Tualatin office properties, anticipated tenant vacancies later in 2023, and uncertainty in the office market, may result in a valuation impairment or investment loss.
Net Leased and Other Real Estate
Our net leased real estate investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity. In addition, we may own net leased real estate investments through joint ventures with one or more partners. As part of our net leased real estate strategy, we explore a variety of real estate investments including multi-tenant office, multifamily, student housing and industrial. Additionally, we have two investments in direct ownership of commercial real estate and own these operating real estate investments through joint ventures with one or more partners. We also own two properties included in other real estate that were acquired through deeds-in-lieu of foreclosure. Our properties are typically well-located with strong operating partners.
As of June 30, 2023, $811.2 million or 20.4% of our assets were invested in net leased and other real estate properties and these properties were 90.0% occupied. The following table presents our net leased and other real estate investments as of June 30, 2023 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI three months ended June 30, 2023(3)
Net leased real estate	8	$577,218	$12,213
Other real estate	4	234,030	3,585
Total/Weighted average net leased and other real estate	12	$811,248	$15,798
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of June 30, 2023; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of June 30, 2023:

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)
Net leased real estate
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	15.1
Net lease 2	Office	Stavanger, Norway	1	1,290,926 RSF	100%	6.9
Net lease 3	Office	Aurora, CO	1	183,529 RSF	100%	4.4
Net lease 4	Office	Indianapolis, IN	1	338,000 RSF	100%	7.5
Net lease 5	Retail	Various - U.S.	7	319,600 RSF	100%	4.5
Net lease 6	Retail	Keene, NH	1	45,471 RSF	100%	5.6
Net lease 7	Retail	South Portland, ME	1	52,900 RSF	100%	8.6
Net lease 8	Retail	Fort Wayne, IN	1	50,000 RSF	100%	1.2
Total/Weighted average net leased real estate			15	5,067,769 RSF	100%	10.2

Other real estate
Other real estate 1(4)	Office	Creve Coeur, MO	7	847,604 RSF	87%	3.9
Other real estate 2(4)	Office	Warrendale, PA	5	496,604 RSF	84%	5.9
Other real estate 3	Office	Long Island City, NY	1	220,872 RSF	30%	3.8
Other real estate 4	Office	Long Island City, NY	1	128,195 RSF	9%	7.2
Total/Weighted average other real estate			14	1,693,085 RSF	65%	5.0

Total net leased and other real estate			29
_________________________________________
(1)Rentable square feet based on carrying value at our share as of June 30, 2023.
(2)Represents the percent leased as of June 30, 2023. Weighted average calculation based on carrying value at our share as of June 30, 2023.
(3)Based on in-place leases (defined as occupied and paying leases) as of June 30, 2023, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of June 30, 2023.
(4)The current maturity of the debt on Other real estate 1 is October 2024 and the debt on Other real estate 2 is January 2025.
Asset Specific Net Leased Summaries
Warehouse Distribution Portfolio Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	15.1
In August 2018 we acquired two warehouse distribution facilities located in Tracy, California and Tolleson, Arizona (the “Warehouse Distribution Portfolio”) for $292 million. These two properties are 100% occupied by a single tenant that is rated investment grade Ba1 from Moody’s. The tenant is a national grocer and these properties form a part of its national distribution network. The Warehouse Distribution Portfolio lease (the “Warehouse Distribution Portfolio Lease”) requires the tenant to pay for all real estate-related expenses, including operational expenditures, capital expenditures and taxes. The tenant has invested a significant amount of capital expenditures into each property over the past few years and has plans for additional capital expenditures in 2023. The Warehouse Distribution Portfolio Lease has a remaining lease term of 15.1 years ending in 2038. The tenant has the option to extend the lease for nine five-year periods at the same terms with rent adjusted to market rent. The Warehouse Distribution Portfolio Lease also has annual rent increases of 1.5%. Financing on the Warehouse Distribution Portfolio consists of mortgage and mezzanine debt for a total combined amount payable of $200 million. The debt is interest only at a blended fixed rate of 4.8% and matures in September 2028. The debt has a defeasance provision for any early loan prepayment. The tenant has made all rent payments and is current on all its financial obligations under the Warehouse Distribution Portfolio Lease. The tenant has recently announced a merger with another national grocer, which is pending regulatory approval. If the merger is approved, it is not expected to impact our lease agreement.
The Warehouse Distribution Portfolio has generated net operating income for the six months ended June 30, 2023, of $10.1 million and the asset value on our consolidated balance sheet is $249.4 million as of June 30, 2023.

Stavanger, Norway Office Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 2	Office	Stavanger, Norway	1	1,290,926 RSF	100%	6.9
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
Financing on the Norway Net Lease consists of a mortgage payable of $148.8 million (NOK 1.6 billion) with a fixed rate of 3.9%, which matures in June 2025, at which time there will be five years remaining on the initial lease term. The financing includes a provision for annual appraisal valuation each May with loan-to-value (“LTV”) tests declining from 75% LTV beginning in year five, to 70% LTV after year eight and 65% LTV after year nine. The most recent valuation in May 2023 resulted in an LTV above the current 70% threshold. As a result, we contributed $3.5 million of cash to our entity thereby putting us in compliance with the LTV test. The $3.5 million is included in cash and cash equivalents on our consolidated balance sheet and remains available for our use. Market conditions could impact property valuations and continuing compliance with these annual tests, resulting in a cash trap subject to LTV rebalancing.
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

Results of Operations
The following table summarizes our portfolio results of operations for the three months ended June 30, 2023, and March 31, 2023, (dollars in thousands):

	Three Months Ended June 30,	Three Months Ended March 31,		Increase (Decrease)
	2023	2023	Amount	%
Net interest income
Interest income	$74,339	$75,616	$(1,277)	(1.7)%
Interest expense	(44,095)	(42,662)	(1,433)	3.4%
Net interest income	30,244	32,954	(2,710)	(8.2)%

Property and other income
Property operating income	21,727	22,551	(824)	(3.7)%
Other income	3,248	3,056	192	6.3%
Total property and other income	24,975	25,607	(632)	(2.5)%

Expenses
Property operating expense	5,443	5,852	(409)	(7.0)%
Transaction, investment and servicing expense	820	835	(15)	(1.8)%
Interest expense on real estate	6,773	5,509	1,264	22.9%
Depreciation and amortization	7,941	7,996	(55)	(0.7)%
Increase of current expected credit loss reserve	28,966	39,613	(10,647)	(26.9)%
Compensation and benefits	9,368	8,805	563	6.4%
Operating expense	3,273	3,473	(200)	(5.8)%
Total expenses	62,584	72,083	(9,499)	(13.2)%

Other income
Other gain, net	177	655	(478)	(73.0)%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(7,188)	(12,867)	5,679	44.1%
Equity in earnings of unconsolidated ventures	—	9,055	(9,055)	(100.0)%
Income tax expense	(310)	(390)	80	(20.5)%
Net income (loss)	$(7,498)	$(4,202)	$(3,296)	(78.4)%

Comparison of Three Months Ended June 30, 2023 and March 31, 2023
Net Interest Income
Interest income
Interest income decreased by $1.3 million to $74.3 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. The decrease was primarily due to $2.8 million related to loan repayments, $1.2 million related to two loans acquired as real estate through deeds-in-lieu of foreclosure, lower income of $0.9 million generated from one-time items and $0.8 million due to loans placed on nonaccrual. This was partially offset by higher interest rates of $3.7 million.
Interest expense
Interest expense increased by $1.4 million to $44.1 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. The increase was driven by $2.7 million related to higher interest rates offset by $1.2 million related to payoffs of financings in connection with loan repayments.
Property and other income
Property operating income
Property operating income decreased by $0.8 million to $21.7 million for the three months ended June 30, 2023, as compared to the three months ended March 31, 2023, primarily due to a decrease in rental income related to an office property.

Other income
Other income increased by $0.2 million to $3.2 million during the three months ended June 30, 2023, as compared to the three months ended March 31, 2023, primarily due to higher interest rates on money market investments.
Expenses
Property operating expense
Property operating expense decreased by $0.4 million to $5.4 million for the three months ended June 30, 2023, as compared to the three months ended March 31, 2023, primarily due to decreased expenses related to an office property.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by a de minimis amount to $0.8 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023.
Interest expense on real estate
Interest expense on real estate increased by $1.3 million to $6.8 million for the three months ended June 30, 2023, as compared to the three months ended March 31, 2023. The increase was primarily due to amortization income recorded on above-market debt in the first quarter of 2023.
Depreciation and amortization
Depreciation and amortization expense decreased by a de minimis amount to $7.9 million for the three months ended June 30, 2023, as compared to the three months ended March 31, 2023. The decrease was primarily due to the impact of foreign currency translation.
Increase of current expected credit loss reserve
We recorded CECL reserves of $29.0 million for the three months ended June 30, 2023, as compared to reserves of $39.6 million for three months ended March 31, 2023. The variance was primarily driven by specific CECL reserves related to two office senior loans and the Development Mezzanine Loan that were recorded during the three months ended March 31, 2023.
Compensation and benefits
Compensation and benefits increased by $0.6 million to $9.4 million for the three months ended June 30, 2023, as compared to the three months ended March 31, 2023, primarily due to a full quarter of employee stock grants issued in March 2023.
Operating expense
Operating expense decreased by $0.2 million to $3.3 million for the three months ended June 30, 2023, as compared to the three months ended March 31, 2023. The decrease was primarily due to lower third-party costs incurred during the second quarter of 2023.
Other income (loss)
Other gain, net
Other gain, net decreased by $0.5 million to $0.2 million for the three months ended June 30, 2023, as compared to the three months ended March 31, 2023. The decrease was primarily due to lower gains on foreign currency hedges.
Equity in earnings of unconsolidated ventures
We realized a one-time gain from our ratable share of dispute resolution proceeds of approximately $9.0 million from the senior mezzanine lender of the Development Mezzanine Loan in connection with our prior Los Angeles, California mixed-use project and retained B-participation investment. In connection with the settlement, effective January 26, 2023, we have no further interest in the loan or investment. We did not record equity in earnings of unconsolidated ventures during the three months ended June 30, 2023.
Income tax benefit (expense)
Income tax expense decreased by a de minimis amount to $0.3 million for the three months ended June 30, 2023, as compared to the three months ended March 31, 2023.

The following table summarizes our portfolio results of operations for the six months ended June 30, 2023, and June 30, 2022, (dollars in thousands):

	Six Months Ended June 30,			Increase (Decrease)
	2023	2022	Amount	%
Net interest income
Interest income	$149,955	$97,654	$52,301	53.6%
Interest expense	(86,757)	(37,527)	(49,230)	131.2%
Interest income on mortgage loans held in securitization trusts	—	19,095	(19,095)	(100.0)%
Interest expense on mortgage obligations issued by securitization trusts	—	(17,074)	17,074	(100.0)%
Net interest income	63,198	62,148	1,050	1.7%

Property and other income
Property operating income	44,278	45,948	(1,670)	(3.6)%
Other income	6,304	1,063	5,241	493.0%
Total property and other income	50,582	47,011	3,571	7.6%

Expenses
Property operating expense	11,295	11,990	(695)	(5.8)%
Transaction, investment and servicing expense	1,655	2,106	(451)	(21.4)%
Interest expense on real estate	12,282	14,673	(2,391)	(16.3)%
Depreciation and amortization	15,937	17,314	(1,377)	(8.0)%
Increase of current expected credit loss reserve	68,579	9,277	59,302	639.2%
Compensation and benefits	18,173	16,494	1,679	10.2%
Operating expense	6,746	8,419	(1,673)	(19.9)%
Total expenses	134,667	80,273	54,394	67.8%

Other income
Other gain, net	832	34,620	(33,788)	(97.6)%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(20,055)	63,506	(83,561)	(131.6)%
Equity in earnings of unconsolidated ventures	9,055	25	9,030	36120.0%
Income tax expense	(700)	(501)	(199)	39.7%
Net income (loss)	$(11,700)	$63,030	$(74,730)	(118.6)%
Comparison of Six Months Ended June 30, 2023 and June 30, 2022
Net Interest Income
Interest income
Interest income increased by $52.3 million to $150.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was primarily due to $51.5 million related to higher interest rates and $21.3 million related to loan originations, which was offset by $14.2 million following loan repayments and $3.3 million relating to nonaccrual loans.
Interest expense
Interest expense increased by $49.2 million to $86.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was primarily due to $39.1 million from higher interest rates and $12.5 million from financings on new loan originations. This was partially offset by $3.9 million from paydowns on financings.
Net interest income on mortgage loans and obligations held in securitization trusts, net
We did not hold any retained interests of securitization trusts, net during the six months ended June 30, 2023 following the sale of the retained interests of a securitization trust during the fourth quarter of 2022. We recorded $2.0 million of net interest income on mortgage loans and obligations held in securitization trusts, net during the six months ended June 30, 2022.

Property and other income
Property operating income
Property operating income decreased by $1.7 million to $44.3 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily due to real estate properties sold in the first quarter of 2022.
Other income
Other income increased by $5.2 million to $6.3 million for the six months ended June 30, 2023, primarily due to higher interest rates on money market investments.
Expenses
Property operating expense
Property operating expense decreased by $0.7 million to $11.3 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily due to real estate properties sold in the first quarter of 2022 partially offset by higher utilities expense incurred during the six months ended June 30, 2023.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.5 million to $1.7 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 primarily due to lower tax-related costs incurred in the first quarter of 2023.
Interest expense on real estate
Interest expense on real estate decreased by $2.4 million to $12.3 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily due to amortization income recorded on above-market debt during the six months ended June 30, 2023.
Depreciation and amortization
Depreciation and amortization expense decreased by $1.4 million to $15.9 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily due to fully depreciating and amortizing assets associated with a retail property and the impact of foreign currency translation.
Increase of current expected credit loss reserve
During the six months ended June 30, 2023, we recorded CECL reserves of $68.6 million as compared to reserves of $9.3 million for the six months ended June 30, 2022. This was driven by an increase in our specific reserves related to three office senior loans and the Development Mezzanine Loan.
Compensation and benefits
Compensation and benefits increased by $1.7 million to $18.2 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to an increase in employee stock compensation expense and payroll taxes related to stock vesting events.
Operating expense
Operating expense decreased by $1.7 million to $6.7 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily due to lower third party fees.
Other income (loss)
Other gain, net
Other gain, net decreased by $33.8 million to $0.8 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to realized gains associated with asset sales in 2022.

Equity in earnings of unconsolidated ventures
We realized a one-time gain from our ratable share of dispute resolution proceeds of approximately $9.0 million from the senior mezzanine lender at our prior Los Angeles, California mixed-use project construction mezzanine loan and retained B-participation investment. In connection with the settlement, effective January 26, 2023, we have no further interest in the loan or investment. We recorded de minimis equity in earnings of unconsolidated ventures during the six months ended June 30, 2022.
Income tax benefit (expense)
Income tax expense increased by $0.2 million to $0.7 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to an increase in taxable income.
Book Value Per Share
The following table calculates our GAAP book value per share and undepreciated book value per share ($ in thousands, except per share data):

	June 30, 2023	December 31, 2022
Stockholders’ Equity excluding noncontrolling interests in investment entities	$1,321,429	$1,387,768
Shares
Class A common stock	130,039	128,872
Total outstanding	130,039	128,872
GAAP book value per share	$10.16	$10.77
Accumulated depreciation and amortization per share	$1.37	$1.29
Undepreciated book value per share(1)	$11.53	$12.06
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
The following table summarizes our quarterly Distributable Earnings and Adjusted Distributable Earnings per weighted average share of Class A common stock and OP units for the three months ended June 30, 2023 and 2022 and March 31, 2023 and 2022:

	Distributable Earnings For the Three Months Ended
	June 30,	March 31,
2023	$0.16	$(0.09)
2022	0.24	0.22

	Adjusted Distributable Earnings For the Three Months Ended
	June 30,	March 31,
2023	$0.25	$0.27
2022	0.24	0.22
Distributable Earnings per weighted average share of Class A common stock and OP units for the three months ended June 30, 2023 and 2022 and March 31, 2023 and 2022 does not equal the sum of the individual quarters due to rounding and other computational factors.

The following tables present a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the three months ended June 30, 2023 and 2022 and three months ended March 31, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(7,486)	$34,287
Adjustments:
Net income attributable to noncontrolling interest of the Operating Partnership	—	359
Non-cash equity compensation expense	3,102	2,286
Depreciation and amortization	7,728	8,711
Net unrealized loss (gain):
Other unrealized gain on investments	(89)	(1,940)
General CECL reserves	18,048	10,143
Gain on sales of real estate, preferred equity and investments in unconsolidated joint ventures	—	(22,210)
Adjustments related to noncontrolling interests	(185)	(191)
Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$21,118	$31,445
Distributable Earnings per share(1)	$0.16	$0.24

Adjustments:
Specific CECL reserves	$10,918	$—
Fair value adjustments	—	—
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$32,036	$31,445
Adjusted Distributable Earnings per share(1)	$0.25	$0.24
Weighted average number of shares of Class A common stock and OP units(1)	129,992	131,522
________________________________________
(1)We calculate Distributable Earnings per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of shares of Class A common stock and OP units (held by members other than us or our subsidiaries). For the three months ended June 30, 2022 included 3.1 million OP units until their redemption in May 2022.

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(4,127)	$27,724
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	—	654
Non-cash equity compensation expense	2,295	1,880
Depreciation and amortization	6,556	8,603
Net unrealized loss (gain):
Other unrealized (gain) loss on investments	(550)	1,448
General CECL reserves	(15,394)	(866)
Gain on sales of real estate, preferred equity and investments in unconsolidated joint ventures	—	(10,503)
Adjustments related to noncontrolling interests	(258)	(165)
Distributable Earnings (Loss) attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$(11,478)	$28,775
Distributable Earnings (Loss) per share(1)	$(0.09)	$—

Adjustments:
Specific CECL reserves	$55,007	$—
Fair value adjustments	(9,055)	—
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$34,474	$28,775
Adjusted Distributable Earnings per share(1)	$0.27	$0.22
Weighted average number of common shares and OP units(1)	129,202	132,821
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

The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(7,486)	$34,287
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	9,115	(31,577)
Net loss attributable to noncontrolling interests in investment entities	(12)	(15)
Amortization of above- and below-market lease intangibles	(200)	(59)
Interest expense on real estate	6,773	7,117
Other income	—	(17)
Transaction, investment and servicing expense	12	52
Depreciation and amortization	7,886	8,664
Operating expense	1	56
Other gain on investments, net	(103)	(2,101)
Income tax expense	98	49
NOI attributable to noncontrolling interest in investment entities	(286)	(297)
Total NOI, at share	$15,798	$16,159
________________________________________
(1)Net income (loss) attributable to non-net leased and other real estate portfolios includes net (income) loss on our senior and mezzanine loans and preferred equity, CRE debt securities and corporate business segments.

	Six Months Ended June 30,
	2023	2022
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(11,613)	$62,010
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	16,772	(47,505)
Net income (loss) attributable to noncontrolling interests in investment entities	(87)	7
Amortization of above- and below-market lease intangibles	(339)	(101)
Interest expense on real estate	12,282	14,673
Other income	—	(17)
Transaction, investment and servicing expense	35	407
Depreciation and amortization	15,824	17,215
Operating expense	2	247
Other gain on investments, net	(656)	(13,196)
Income tax expense	433	118
NOI attributable to noncontrolling interest in investment entities	(583)	(606)
Total NOI, at share	$32,070	$33,252
________________________________________
(1)Net (income) loss attributable to non-net leased and other real estate portfolio includes net (income) loss on our senior and mezzanine loans and preferred equity, CRE debt securities and corporate business segments.

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

Our primary sources of liquidity include cash on hand, cash generated from our operating activities and cash generated from asset sales and investment maturities. However, subject to maintaining our qualification as a REIT and our Investment Company Act exclusion, we may use several sources to finance our business, including bank credit facilities (including term loans and revolving facilities), master repurchase facilities and securitizations, as described below. In addition to our current sources of liquidity, there may be opportunities from time to time to access liquidity through public offerings of debt and equity securities. We have sufficient sources of liquidity to meet our material cash commitments for the next 12 months and foreseeable future.
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $165.0 million secured revolving credit facility as of June 30, 2023, up to approximately $2.0 billion in secured revolving repurchase facilities, $1.0 billion in non-recourse securitization financing, $612.0 million in commercial mortgages and $34.5 million in other asset-level financing structures (refer to “Bank Credit Facility” section below for further discussion). In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	June 30, 2023	December 31, 2022
Debt-to-equity ratio(1)	2.0x	2.0x
_________________________________________
(1)Represents (i) total outstanding secured debt less cash and cash equivalents of $218.2 million and $306.3 million at June 30, 2023 and December 31, 2022, respectively to (ii) total equity, in each case, at period end.
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
As of June 30, 2023, we were in compliance with all of our financial covenants under the Credit Agreement.
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

The following table presents a summary of our Master Repurchase and Bank Credit Facilities as of June 30, 2023 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$600,000	$512,430	3.8	SOFR + 2.17%
Bank 2	600,000	280,798	2.8	SOFR + 1.88%
Bank 3	400,000	234,374	3.9	SOFR + 1.74%
Bank 4	400,000	189,649	4.0	SOFR + 1.79%
Total Master Repurchase Facilities	2,000,000	1,217,251

Bank Credit Facility	—	—	—	SOFR + 2.25%

Total Facilities	$2,000,000	$1,217,251
_________________________________________
(1)All deals utilize Term SOFR at June 30, 2023.
The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities, Bank Credit Facility and CMBS Credit Facilities dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
June 30, 2023	$1,254,714	$1,217,251	$1,281,899
March 31, 2023	1,778,135	1,292,176	1,320,246
December 31, 2022	1,436,829	1,339,993	1,434,901
September 30, 2022	1,510,616	1,533,664	1,537,511
June 30, 2022	1,343,678	1,487,567	1,503,297
March 31, 2022	1,052,455	1,199,789	1,199,789
The decrease in our end of period UPB from March 31, 2023 to June 30, 2023 was driven by payoffs of loans during the period.
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
On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors relevant to CLNC 2019-FL1 would cease to be published or no longer be representative after June 30, 2023. The ARRC interpreted this announcement to constitute a benchmark transition event. As of June 17, 2021, the benchmark index interest rate was converted from LIBOR to SOFR, plus a benchmark adjustment of 11.448 basis points with a lookback period equal to the number of calendar days in the applicable Interest Accrual Period plus two SOFR business days, conforming with the indenture agreement and recommendations from the ARRC. Compounded SOFR for any interest accrual period shall be the “30-Day Average SOFR” as published by the Federal Reserve Bank of New York on each benchmark determination date.
As of February 19, 2022, the benchmark index interest rate was converted from Compounded SOFR to Term SOFR, plus a benchmark adjustment of 11.448 basis points, pursuant to the indenture agreement. Term SOFR for any interest accrual period shall be the one-month CME Term SOFR reference rate as published by the CME Group benchmark administration on each benchmark determination date.
CLNC 2019-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the six months ended June 30, 2023 and through August 1, 2023, two loans held in CLNC 2019-FL1 were fully repaid and one loan was partially repaid totaling $136.3 million. Two loans held in CLNC 2019-FL1 were removed as a result of the loans becoming defaulted collateral interests, totaling $97.7 million. We exchanged/purchased the two defaulted collateral interests for substitute loan investments and cash equal to the par purchase price of the defaulted collateral interests. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. As of August 1, 2023, the securitization advance rate was 66.2% at a weighted average cost of funds of Adjusted Term SOFR plus 2.14% (before transaction costs). At June 30, 2023, we had $491.3 million of unpaid principal balance of CRE debt investments financed with CLNC 2019-FL1.
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
As of June 30, 2023, we had transitioned the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities. The transition to SOFR is not expected to have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
In July 2021, we executed a securitization transaction through our subsidiaries BRSP 2021-FL1 Ltd. and BRSP 2021-FL1, LLC, which resulted in the sale of $670 million of investment grade notes. The securitization reflects an advance rate of 83.75% at a weighted cost of funds of Term SOFR plus 1.49% (before transaction expenses) and is collateralized by a pool of 28 senior loan investments.
As of May 26, 2023, the benchmark index interest rate was converted from LIBOR to Term SOFR, plus a benchmark adjustment of 11.448 basis points, pursuant to the indenture agreement. Term SOFR for any interest accrual period shall be the one-month CME Term SOFR reference rate as published by the CME Group benchmark administration on each benchmark determination date.
BRSP 2021-FL1 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. In addition to existing eligible loans available for reinvestment, the continued origination of securitization eligible loans is required to ensure that we reinvest the available proceeds within BRSP 2021-FL1. During the six months ended June 30, 2023 and through August 1, 2023, three loans held in BRSP 2021-FL1 were fully repaid, totaling $62.1 million. We replaced the repaid loans by contributing existing loan investments of equal value. At June 30, 2023, we had $800.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1.
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

Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of June 30, 2023. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,450	$413	$825	$212	$—
Secured debt(2)	2,284,877	1,030,727	885,438	118,526	250,186
Securitization bonds payable(3)	1,017,075	743,592	273,483	—	—
Ground lease obligations(4)	25,243	2,702	4,250	3,655	14,636
Office leases	7,632	1,286	2,615	2,677	1,054
	$3,336,277	$1,778,720	$1,166,611	$125,070	$265,876
Lending commitments(5)	225,629
Total	$3,561,906
_________________________________________
(1)Future interest payments were estimated based on the applicable index at June 30, 2023 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at June 30, 2023.
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
During the six months ended June 30, 2023, we did not make any share repurchases, and as of June 30, 2023, there was $50.0 million remaining available to make repurchases under the prior stock repurchase program.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2023	2022	Change
Operating activities	$62,753	$54,614	$8,139
Investing activities	197,876	(234,920)	432,796
Financing activities	(356,394)	243,885	(600,279)
Operating Activities
Cash inflows from operating activities are generated primarily through interest received from loans and preferred equity held for investment, and property operating income from our real estate portfolio. This is partially offset by payment of interest expenses for credit facilities and mortgages payable, and operating expenses supporting our various lines of business, including property management and operations, loan servicing and workout of loans in default, investment transaction costs, as well as general administrative costs.

Our operating activities provided net cash inflows of $62.8 million and $54.6 million for the six months ended June 30, 2023 and 2022, respectively. Net cash provided by operating activities increased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to higher income earned as a result of higher interest rates.
We believe cash flows from operations, available cash balances and our ability to generate cash through short and long-term borrowings are sufficient to fund our operating liquidity needs.
Investing Activities
Investing activities include cash outlays for acquisition of real estate and disbursements on new and/or existing loans, which are partially offset by repayments and sales of loans and preferred equity held for investment, proceeds from sale of real estate, as well as proceeds from maturity or sale of securities.
Investing activities generated net cash inflows of $197.9 million for the six months ended June 30, 2023. Net cash provided by investing activities in 2023 resulted primarily from repayments on loans and preferred equity held for investment, net of $249.5 million, partially offset by future advances on our loans and preferred equity held for investment, net of $35.9 million.
Investing activities used net cash outflows of $234.9 million for the six months ended June 30, 2022. Net cash used in investing activities in 2022 resulted primarily from originations and future advances on our loans and preferred equity held for investment, net of $815.5 million partially offset by repayments on loans and preferred equity held for investment, net of $470.4 million, proceeds from sales of real estate of $55.6 million, proceeds from sales of investments in unconsolidated ventures of $38.1 million and repayments of principal in mortgage loans held in securitization trusts of $15.9 million.
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
Financing activities used net cash of $356.4 million for the six months ended June 30, 2023, which resulted primarily from repayment of credit facilities of $233.1 million, repayment of securitization bonds of $177.5 million, and distributions paid on common stock of $52.0 million partially offset by borrowings from credit facilities of $110.3 million.
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
As U.S. Treasury securities are priced to a higher yield and/or the spread to U.S. Treasuries used to price the assets increases, the price at which we could sell some of our fixed rate financial assets may decline. Conversely, as U.S. Treasury securities are priced to a lower yield and/or the spread to U.S. Treasuries used to price the assets decreases, the value of our fixed rate financial assets may increase. Fluctuations in SOFR may affect the amount of interest income we earn on our floating rate borrowings and interest expense we incur on borrowings indexed to SOFR, including under credit facilities and investment-level financing.
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
As of June 30, 2023, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase or decrease interest income by $8.0 million annually, net of interest expense.
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
The COVID-19 pandemic has had a direct and volatile impact on the global markets, including the commercial real estate equity and debt capital markets. The continued disruption caused by COVID-19 has led to a negative impact on asset valuations and significant constraints on liquidity in the capital markets, which have led to restrictions on lending activity, downward pressure on covenant compliance and requirements to post margin or repayments under master repurchase financing arrangements. Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the six months ended June 30, 2023, and through August 1, 2023, we have not received any margin calls under our Master Repurchase Facilities.
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
At June 30, 2023, we had approximately NOK 657.8 million or a total of $61.2 million, in net investments in our European subsidiaries. A 1.0% change in the foreign currency rate would result in a $0.6 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiary.
A summary of the foreign exchange contracts in place at June 30, 2023, including notional amount and key terms, is included in Note 14, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at June 30, 2023, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the six months ended June 30, 2023.
Purchases of Equity Securities by Issuer
The Company did not repurchase any of its Class A common stock during the three months ended June 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the period ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of BrightSpire Capital, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended June 30, 2021 filed on August 5, 2021)

3.2
Fifth Amended and Restated Bylaws of BrightSpire Capital, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended March 31, 2023 filed on May 3, 2023)

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

Dated: August 2, 2023

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)