Form 10-Q
period 2023-09-30
BrightSpire Capital, Inc.
filed 2023-10-31
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of October 30, 2023, BrightSpire Capital, Inc. had 129,985,107 shares of Class A common stock, par value $0.01 per share, outstanding.

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
The foregoing list of factors is not exhaustive, and many of these risks are heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, “Risk Factors” in this Form 10-Q for the quarter ended September 30, 2023 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$236,197	$306,320
Restricted cash	97,432	92,508
Loans and preferred equity held for investment	3,145,196	3,574,989
Current expected credit loss reserve	(89,172)	(106,247)
Loans and preferred equity held for investment, net	3,056,024	3,468,742
Real estate, net	775,256	732,468
Receivables, net	76,418	40,698
Deferred leasing costs and intangible assets, net	59,890	53,980
Other assets	51,459	55,673
Total assets	$4,352,676	$4,750,389
Liabilities
Securitization bonds payable, net	$993,000	$1,167,600
Mortgage and other notes payable, net	643,995	656,468
Credit facilities	1,207,182	1,339,993
Accrued and other liabilities	82,464	87,633
Intangible liabilities, net	4,503	4,839
Escrow deposits payable	80,251	79,055
Dividends payable	25,987	25,777
Total liabilities	$3,037,382	$3,361,365
Commitments and contingencies (Note 15)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 129,985,107 and 128,872,471 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,300	1,289
Additional paid-in capital	2,862,080	2,853,723
Accumulated deficit	(1,543,962)	(1,466,568)
Accumulated other comprehensive income (loss)	(5,240)	(676)
Total stockholders’ equity	1,314,178	1,387,768
Noncontrolling interests in investment entities	1,116	1,256
Total equity	1,315,294	1,389,024
Total liabilities and equity	$4,352,676	$4,750,389

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

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$4,620	$5,163
Restricted cash	9,431	7,831
Loans and preferred equity held for investment, net	1,226,541	1,444,398
Real estate, net	167,563	167,821
Receivables, net	46,624	11,869
Deferred leasing costs and intangible assets, net	8,550	10,956
Other assets	20,735	21,977
Total assets	$1,484,064	$1,670,015
Liabilities
Securitization bonds payable, net	$993,000	$1,167,600
Mortgage and other notes payable, net	171,307	173,960
Accrued and other liabilities	8,347	5,026
Intangible liabilities, net	3,804	4,839
Escrow deposits payable	773	2,366
Total liabilities	$1,177,231	$1,353,791

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net interest income
Interest income	$75,630	$63,671	$225,584	$161,325
Interest expense	(43,647)	(32,944)	(130,404)	(70,471)
Interest income on mortgage loans held in securitization trusts	—	9,597	—	28,692
Interest expense on mortgage obligations issued by securitization trusts	—	(8,977)	—	(26,051)
Net interest income	31,983	31,347	95,180	93,495

Property and other income
Property operating income	24,247	22,265	68,525	68,213
Other income	2,855	1,616	9,158	2,679
Total property and other income	27,102	23,881	77,683	70,892

Expenses
Property operating expense	7,392	5,814	18,687	17,804
Transaction, investment and servicing expense	311	932	1,966	3,037
Interest expense on real estate	6,833	7,047	19,115	21,720
Depreciation and amortization	8,851	8,572	24,788	25,886
Increase of current expected credit loss reserve	7,671	40,750	76,250	50,026
Compensation and benefits (including $5,855, $2,217, $11,253 and $6,383 of equity-based compensation expense, respectively)	11,971	8,373	30,144	24,868
Operating expense	3,286	3,545	10,033	11,964
Total expenses	46,315	75,033	180,983	155,305

Other income
Other gain (loss), net	(220)	(30)	615	34,590
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	12,550	(19,835)	(7,505)	43,672
Equity in earnings of unconsolidated ventures	—	—	9,055	25
Income tax expense	(158)	(633)	(859)	(1,135)
Net income (loss)	12,392	(20,468)	691	42,562
Net (income) loss attributable to noncontrolling interests:
Investment entities	(3)	5	84	(2)
Operating Partnership	—	—	—	(1,013)
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$12,389	$(20,463)	$775	$41,547

Net income (loss) per common share - basic (Note 17)	$0.10	$(0.16)	$0.01	$0.32
Net income (loss) per common share - diluted (Note 17)	$0.09	$(0.16)	$0.01	$0.31

Weighted average shares of common stock outstanding - basic (Note 17)	127,197	126,564	127,014	127,551
Weighted average shares of common stock outstanding - diluted (Note 17)	129,986	126,564	129,730	129,432

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$12,392	$(20,468)	$691	$42,562
Other comprehensive income (loss)
Foreign currency translation gain (loss)	505	(6,068)	(4,564)	(15,202)
Total other comprehensive income (loss)	505	(6,068)	(4,564)	(15,202)
Comprehensive income (loss)	12,897	(26,536)	(3,873)	27,360
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	(3)	5	84	(2)
Operating Partnership	—	—	—	(1,175)
Comprehensive income (loss) attributable to common stockholders	$12,894	$(26,531)	$(3,789)	$26,183

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interest in the Operating Partnership	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2021	129,769	$1,298	$2,855,766	$(1,410,562)	$8,786	$1,455,288	$1,472	$34,555	$1,491,315
Distributions	—	—	—	—	—	—	(110)	—	(110)
Issuance and amortization of equity-based compensation	—	—	1,880	—	—	1,880	—	—	1,880
Other comprehensive income	—	—	—	—	660	660	—	16	676
Dividends and distributions declared ($0.19 per share)	—	—	—	(24,657)	—	(24,657)	—	(584)	(25,241)
Shares canceled for tax withholding on vested stock awards	(136)	(2)	(998)	—	—	(1,000)	—	—	(1,000)
Reallocation of equity	—	—	(13)	—	—	(13)	—	13	—
Net income	—	—	—	27,724	—	27,724	22	654	28,400
Balance as of March 31, 2022	129,633	$1,296	$2,856,635	$(1,407,495)	$9,446	$1,459,882	$1,384	$34,654	$1,495,920
Distributions	—	$—	$—	$—	$—	$—	$(28)	$—	$(28)
Issuance and amortization of equity-based compensation	1,524	16	2,270	—	—	2,286	—	—	2,286
Repurchase of common stock	(2,181)	(22)	(18,298)	—	—	(18,320)	—	—	(18,320)
Other comprehensive income (loss)	—	—	—	—	(9,956)	(9,956)	—	146	(9,810)
Dividends and distributions declared $0.20 per share)	—	—	—	(25,565)	—	(25,565)	—	—	(25,565)
Shares canceled for tax withholding on vested stock awards	(11)	—	(254)	—	—	(254)	—	—	(254)
OP Redemption	—	—	9,648	—	—	9,648	—	(35,159)	(25,511)
Net income	—	—	—	34,287	—	34,287	(15)	359	34,631
Balance as of June 30, 2022	128,965	$1,290	$2,850,001	$(1,398,773)	$(510)	$1,452,008	$1,341	$—	$1,453,349
Distributions	—	$—	$—	$—	$—	$—	$(28)	$—	$(28)
Issuance and amortization of equity-based compensation	—	—	2,217	—	—	2,217	—	—	2,217
Other comprehensive loss	—	—	—	—	(6,068)	(6,068)	—	—	(6,068)
Dividends and distributions declared ($0.20 per share)	—	—	—	(25,794)	—	(25,794)	—	—	(25,794)
Net loss	—	—	—	(20,463)	—	(20,463)	(5)	—	(20,468)
Balance as of September 30, 2022	128,965	$1,290	$2,852,218	$(1,445,030)	$(6,578)	$1,401,900	$1,308	$—	$1,403,208

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2022	128,872	$1,289	$2,853,723	$(1,466,568)	$(676)	$1,387,768	$1,256	$1,389,024
Distributions	—	—	—	—	—	—	(28)	(28)
Issuance and amortization of equity-based compensation	1,527	15	2,280	—	—	2,295	—	2,295
Other comprehensive loss	—	—	—	—	(3,463)	(3,463)	—	(3,463)
Dividends and distributions declared ($0.20 per share)	—	—	—	(26,170)	—	(26,170)	—	(26,170)
Shares canceled for tax withholding on vested stock awards	(453)	(5)	(2,880)	—	—	(2,885)	—	(2,885)
Net loss	—	—	—	(4,127)	—	(4,127)	(75)	(4,202)
Balance as of March 31, 2023	129,946	$1,299	$2,853,123	$(1,496,865)	$(4,139)	$1,353,418	$1,153	$1,354,571
Distributions	—	$—	$—	$—	$—	$—	$(28)	$(28)
Issuance and amortization of equity-based compensation	93	1	3,102	—	—	3,103	—	3,103
Other comprehensive loss	—	—	—	—	(1,606)	(1,606)	—	(1,606)
Dividends and distributions declared ($0.20 per share)	—	—	—	(26,000)	—	(26,000)	—	(26,000)
Net loss	—	—	—	(7,486)	—	(7,486)	(12)	(7,498)
Balance as of June 30, 2023	130,039	$1,300	$2,856,225	$(1,530,351)	$(5,745)	$1,321,429	$1,113	$1,322,542
Amortization of equity-based compensation	—	$—	$5,855	$—	$—	$5,855	$—	$5,855
Share forfeitures	(54)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	505	505	—	505
Dividends and distributions declared ($0.20 per share)	—	—	—	(26,000)	—	(26,000)	—	(26,000)
Net income	—	—	—	12,389	—	12,389	3	12,392
Balance as of September 30, 2023	129,985	$1,300	$2,862,080	$(1,543,962)	$(5,240)	$1,314,178	$1,116	$1,315,294

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$691	$42,562
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	—	(25)
Depreciation and amortization	24,788	25,886
Straight-line rental income	(1,526)	(1,159)
Amortization of above/below market lease values, net	(244)	(174)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(8,558)	(10,041)
Amortization of deferred financing costs	8,358	7,786
Amortization of right-of-use lease assets and operating lease liabilities	98	367
Paid-in-kind interest added to loan principal, net of interest received	(3,750)	4,906
Realized gain on sale of real estate	—	(10,632)
Increase (decrease) of current expected credit loss reserve	76,250	50,249
Amortization of equity-based compensation	11,253	6,383
Mortgage notes above/below market value amortization	(1,425)	127
Realized gain on sales of unconsolidated ventures	—	(21,900)
Deferred income tax (benefit) expense	(602)	(1,887)
Other (gain) loss, net	335	(2,355)
Changes in assets and liabilities:
Receivables, net	1,053	(2,878)
Deferred costs and other assets	152	1,446
Other liabilities	(5,656)	319
Net cash provided by operating activities	101,217	88,980
Cash flows from investing activities:
Acquisition, origination and funding of loans held for investment, net	(57,495)	(929,163)
Repayment on loans held for investment	288,703	525,577
Proceeds from sale of real estate	—	55,600
Acquisition of and additions to real estate, related intangibles and leasing commissions	(5,750)	(2,212)
Proceeds from sale of investments in unconsolidated ventures	—	38,100
Distributions in excess of cumulative earnings from unconsolidated ventures	421	1,286
Repayment of principal in mortgage loans held in securitization trusts	—	18,660
Cash received related to foreclosure of loans held for investment	1,835	—
Change in escrow deposits payable	1,195	14,099
Net cash provided by (used in) investing activities	228,909	(278,053)
Cash flows from financing activities:
Distributions paid on common stock	(77,951)	(73,597)
Distributions paid on common stock to noncontrolling interests	—	(1,138)
Shares canceled for tax withholding on vested stock awards	(2,885)	(1,254)
Repurchase of common stock	—	(18,320)
Redemption of OP units	—	(25,383)
Borrowings from mortgage notes	34,466	—
Repayment of mortgage notes	(32,492)	(83,544)
Borrowings from credit facilities	110,790	771,184
Repayment of credit facilities	(243,722)	(142,736)
Repayment of securitization bonds	(177,690)	(163,045)
Repayment of mortgage obligations issued by securitization trusts	—	(18,660)
Payment of deferred financing costs	(5,670)	(8,339)
Distributions to noncontrolling interests	(56)	(166)
Issuance of common stock	16	—
Net cash provided by (used in) financing activities	(395,194)	235,002
Effect of exchange rates on cash, cash equivalents and restricted cash	(131)	(1,168)
Net increase (decrease) in cash, cash equivalents and restricted cash	(65,199)	44,761
Cash, cash equivalents and restricted cash - beginning of period	398,828	346,563
Cash, cash equivalents and restricted cash - end of period	$333,629	$391,324

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$306,320	$259,722
Restricted cash	92,508	86,841
Total cash, cash equivalents and restricted cash, beginning of period	$398,828	$346,563

End of the period
Cash and cash equivalents	$236,197	$286,456
Restricted cash	97,432	104,868
Total cash, cash equivalents and restricted cash, end of period	$333,629	$391,324

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
Accrual of distribution payable	$(25,987)	$(25,791)
Assumption of accounts payable, accrued expenses and other liabilities related to real estate owned	(2,232)	—
Assumption of real estate	87,032	—
Right-of-use lease assets and operating lease liabilities	—	3,271

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
As of September 30, 2023 and December 31, 2022, the Company had identified certain consolidated VIEs. As of December 31, 2022, the Company had identified certain unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
Consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. At September 30, 2023 and December 31, 2022, the noncontrolling interests in the operating real

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
estate properties represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
Investing VIEs
The Company’s previous investments in securitization financing entities (“Investing VIEs”) included subordinate first-loss tranches of securitization trusts, which represented interests in such VIEs. As of September 30, 2023, the Company did not hold any tranches of any securitization trusts, with the exception of its securitization bonds payable, net. Refer to Note 8, “Debt” for further discussion. During the three months ended December 31, 2022, the Company sold its remaining subordinate tranches of a securitization trust in one Investing VIE for which it had determined it was the primary beneficiary because it had the power to direct the activities that most significantly impacted the economic performance of the securitization trust. The Company’s subordinate tranches of the securitization trust, which represented the retained interest and related interest income, were eliminated in consolidation. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the subordinate tranches of the securitization trust), income and expenses of the Investing VIE were presented in the consolidated financial statements of the Company although the Company legally owned the subordinate tranches of the securitization trust only. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trust.
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
Unconsolidated VIEs
As of September 30, 2023, the Company did not hold, and had no remaining obligations to, any unconsolidated VIEs. As of December 31, 2022, the Company held one investment which had no carrying value in an unconsolidated VIE to which the Company did not provide financial support during the year ended December 31, 2022.
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
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company did not have any cash equivalents at September 30, 2023 or December 31, 2022. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits.
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
At September 30, 2023 and December 31, 2022, the Company had no loans classified as held for sale.
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
At September 30, 2023 and December 31, 2022, the Company had no ADC arrangements.
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
At September 30, 2023 and December 31, 2022, there were no properties held for sale.
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
For equity method investments, further consideration is made if a decrease in value of the investment is other-than-temporary to determine if impairment loss should be recognized. Assessment of Other Than Temporary Impairment involves management judgment, including, but not limited to, consideration of the investee’s financial condition, operating results, business prospects and creditworthiness, the Company’s ability and intent to hold the investment until recovery of its carrying value. If management is unable to reasonably assert that an impairment is temporary or believes that the Company may not fully recover the carrying value of its investment, then the impairment is considered to be other-than-temporary.
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
Equity-Based Compensation
Equity-classified stock awards granted to executive officers and independent directors are based on the closing price of the Class A common stock on the grant date and recognized on a straight-line basis over the requisite service period of the awards for restricted stock awards. For performance stock units (“PSUs”) the fair value is based on a Monte Carlo simulation as of the grant date and the expense is generally recognized on a straight-line basis over the measurement period, except when certain performance metrics are achieved. See Note 10, “Equity-Based Compensation” for further discussion.
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
For the three months ended September 30, 2023 and 2022, the Company recorded income tax expense of $0.2 million and $0.6 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded income tax expense of $0.9 million and $1.1 million, respectively.
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
In measuring the general CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default. The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through September 2023 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
For determining a specific CECL reserve, financial instruments are assessed outside of the PD/LGD model on an individual basis. This occurs when it is probable that the Company will be unable to collect the full payment of principal and interest on the instrument. The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserve. The Company applies a discounted cash flow methodology for financial instruments where the borrower is experiencing financial difficulty based on the Company’s assessment at the reporting date, and the repayment is expected to be provided substantially through the operation or sale of the collateral.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
1.Very Low Risk
2.Low Risk
3.Medium Risk
4.High Risk/Potential for Loss—A loan that has a high risk of realizing a principal loss.
5.Impaired/Loss Likely—A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.
During the three months ended September 30, 2023, the Company simplified its risk ranking definitions. The Company re-evaluated its risk rankings based on the simplified definitions and concluded that there was no impact to prior period risk rankings.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	September 30, 2023				December 31, 2022
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Variable rate
Senior loans	$1,814,158	$1,811,471	8.9%	2.9	$1,981,973	$1,972,952	7.9%	3.5
Securitized loans(2)	1,256,239	1,255,738	8.8%	2.2	1,468,790	1,466,754	7.8%	2.7
Mezzanine loans	12,330	12,450	16.3%	0.2	12,000	12,120	15.4%	0.0
	3,082,727	3,079,659			3,462,763	3,451,826
Fixed rate
Mezzanine loans	65,601	65,537	10.9%	2.6	100,765	100,666	12.2%	2.6
Preferred equity interests	—	—	—%	0.0	22,720	22,497	12.0%	9.9
	65,601	65,537			123,485	123,163
Loans held for investment	3,148,328	3,145,196			3,586,248	3,574,989

CECL reserve	—	(89,172)			—	(106,247)
Loans and preferred equity held for investment, net	$3,148,328	$3,056,024	8.9%	2.6	$3,586,248	$3,468,742	8.0%	3.2
_________________________________________
(1)Calculated based on contractual interest rate. As of September 30, 2023, all variable rate loans utilize Term Secured Overnight Financing Rate (“Term SOFR”).
(2)Represents loans transferred into securitization trusts that are consolidated by the Company.

The Company had $16.4 million of interest receivable related to its loans and preferred equity held for investment, net as of September 30, 2023 and December 31, 2022. This is included in receivables, net on the Company’s consolidated balance sheets.
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

	Carrying Value
	Nine Months Ended September 30,
	2023	2022
Balance at January 1	$3,468,742	$3,449,009
Acquisitions/originations/additional funding	57,495	929,163
Loan maturities/principal repayments	(323,562)	(512,156)
Increase of CECL reserve(1)	(76,083)	(50,242)
Discount accretion/premium amortization	8,558	10,041
Capitalized interest, net of repayments	3,750	(1,219)
Transfer to Real Estate, net(2)	(161,557)	—
Charge-off of CECL reserve-transfer to Real Estate, net(2)	78,681	—
Charge-off of loan held for investment(3)	(14,477)	—
Charge-off of CECL reserve-other(3)	14,477	1,251
Balance at September 30	$3,056,024	$3,825,847
_________________________________________
(1)Provision for loan losses excludes $0.2 million for the nine months ended September 30, 2023 and a de minimis amount for the nine months ended September 30, 2022 as determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.
(2)During the second quarter of 2023, the Company acquired legal title of two Long Island City, New York office properties through a deed-in-lieu of foreclosure. During the third quarter of 2023, the Company acquired legal title of one Oakland, California office property through a deed-in-lieu of

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
foreclosure. The CECL reserves related to these properties were charged off and the net amount is reflected as an addition to real estate, net. Refer to Note 5, “Real Estate, net” for further discussion.
(3)During the third quarter of 2023, the Company charged off one Mezzanine B Note which was deemed uncollectible relating to a multifamily property in Milpitas, California for $14.5 million and the Company charged off the related $14.5 million of CECL reserves.

During the second quarter of 2023, the Company amended and restructured a development mezzanine loan related to a multifamily property located in Milpitas, California (the “Development Mezzanine Loan”), bifurcating it into a $30.2 million Mezzanine A note (the “Mezzanine A Note”) and a $14.5 million Mezzanine B note (the “Mezzanine B Note”) to facilitate a new equity contribution from the borrower behind the Mezzanine A Note and ahead of the Mezzanine B Note. As part of the restructuring, the Company extended the terms of both the Mezzanine A Note and the Mezzanine B Note to be conterminous with the senior loan, which was extended to March 2025, with an additional one-year extension option to March 2026. Prior to the amendment, the Development Mezzanine Loan had a fixed interest rate of 13%. After the amendment, the Mezzanine A Note has a fixed interest rate of 10% and the Mezzanine B Note has a fixed interest rate of 12%. In connection with the amendment and restructuring of the Development Mezzanine Loan, the Company placed the Mezzanine B Note on nonaccrual status in April 2023 and recorded a $14.5 million specific CECL reserve during the first quarter of 2023. As of September 30, 2023, the amortized cost basis of the Mezzanine A Note was $31.8 million. During the third quarter of 2023, the Mezzanine B Note was charged off as the Company deemed this amount uncollectible.
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
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due(1)	60-89 Days Past Due	90 Days or More Past Due(2)(3)	Total Loans and Preferred Equity
September 30, 2023	$3,090,470	$—	$—	$54,726	$3,145,196
December 31, 2022	3,494,437	68,432	—	12,120	3,574,989
_________________________________________
(1)At December 31, 2022, represents the Long Island City, New York office senior loan which was in interest payment default and was placed on a nonaccrual status on September 9, 2022. In June, 2023, this loan was foreclosed through a deed-in-lieu foreclosure. Refer to Note 5, “Real Estate, net” for further discussion.
(2)At September 30, 2023, represents the Washington, D.C. office senior loan which is in maturity default and was placed on nonaccrual status on February 9, 2023.
(3)At December 31, 2022 represents the New York, New York Hotel mezzanine loan which was in maturity default as of March 2022. In January 2023, the New York, New York Hotel mezzanine loan was extended to December 2023 and is current on interest payments as of September 30, 2023.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves (dollars in thousands):

CECL reserve at December 31, 2022	$106,247
Increase (decrease) in general CECL reserve(1)	(15,418)
Increase in specific CECL reserve(2)	55,007
CECL reserve at March 31, 2023	$145,836
Increase (decrease) in general CECL reserve(1)	17,737
Increase in specific CECL reserve(3)	10,918
Charge-offs of CECL reserve-transfer to Real Estate, net(4)	(67,763)
CECL reserve at June 30, 2023	$106,728
Increase (decrease) in general CECL reserve(1)	3,048
Increase in specific CECL reserve(5)	4,791
Charge-off of CECL reserve-transfer to Real Estate, net(6)	(10,918)
Charge-off of CECL reserve-other(7)	(14,477)
CECL reserve at September 30, 2023	$89,172
_________________________________________
(1)Excludes the increase (decrease) in CECL reserves related to unfunded commitments reported on the consolidated statement of operations for the three months ended: March 31, 2023: a de minimis amount, June 30, 2023: $0.3 million, September 30, 2023: $(0.2) million.
(2)During the first quarter of 2023, the Company recorded specific CECL reserves of $29.9 million related to one Washington, D.C. office senior loan, $14.5 million related to the Development Mezzanine Loan and $10.6 million related to one Long Island City, New York office senior loan. The specific CECL reserves for the two office senior loans were based on the estimated fair value of the collateral using a discounted cash flow model, which included inputs based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. The specific CECL reserve for the Development Mezzanine Loan was recorded in connection with the restructuring and modification of the loan in April 2023, which is collateralized by a multifamily property with a retail component. The specific CECL reserve was based on the estimated proceeds the Company expects to receive upon the resolution of the asset. Refer to Note 13, “Fair Value” for information on valuation inputs.
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
(5)During the third quarter of 2023, the Company recorded specific CECL reserves of $4.8 million related to one Washington, D.C. office senior loan. The specific CECL reserve was based on the estimated fair value of the collateral using a discounted cash flow model, which included inputs based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions.
(6)During the third quarter of 2023, the Company acquired legal title through a deed-in-lieu of foreclosure of one Oakland, California office senior loan. The CECL reserve related to this property was charged off and the net amount is reflected as an addition to real estate, net. Refer to Note 5, “Real Estate, net” for further discussions.
(7)During the third quarter of 2023, the Company deemed the $14.5 million Mezzanine B Note uncollectible and charged off the related $14.5 million of specific CECL reserves.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
_________________________________________
(1)Excludes the increase (decrease) in CECL reserves related to unfunded commitments reported on the consolidated statement of operations for the three months ended: March 31, 2022: $0.5 million, June 30, 2022: $(0.3) million and September 30, 2022: $(0.3) million.
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
As of September 30, 2023, all loans and preferred equity were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the Washington D.C. office senior loan as noted in “Nonaccrual and Past Due Loans and Preferred Equity” above. As of December 31, 2022, all loans and preferred equity were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the New York, New York Hotel mezzanine loan and the Long Island City, New York Office senior loan, as noted in “Nonaccrual and Past Due Loans and Preferred Equity” above. For the nine months ended September 30, 2023 and September 30, 2022, no debt investment contributed more than 10.0% of interest income.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking (dollars in thousands) as of September 30, 2023 and December 31, 2022, respectively (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies” for loan risk ranking definitions.
At September 30, 2023, the weighted average risk ranking for loans and preferred equity held for investment was 3.2.

	September 30, 2023
	Year of Origination
Risk Rankings	2023	2022	2021	2020	2019 and earlier	Total
Senior loans

2	$—	$—	$51,957	$—	$25,978	$77,935
3	—	776,336	925,431	61,866	616,243	2,379,876
4	—	78,152	193,699	—	237,816	509,667
5	—	—	45,005	—	54,726	99,731
Total Senior loans	—	854,488	1,216,092	61,866	934,763	3,067,209

Mezzanine loans

3	2,900	26,380	—	—	48,707	77,987
Total Mezzanine loans	2,900	26,380	—	—	48,707	77,987

Total Loans and preferred equity held for investment	$2,900	$880,868	$1,216,092	$61,866	$983,470	$3,145,196

As of December 31, 2022, the weighted average risk ranking for loans and preferred equity held for investment was 3.2.

	December 31, 2022
	Year of Origination
Risk Rankings	2022	2021	2020	2019	2018 and Earlier	Total
Senior loans

2	$—	$141,457	$42,710	$25,904	$—	$210,071
3	845,097	1,267,092	53,386	112,689	291,996	2,570,260
4	—	24,871	—	192,920	304,822	522,613
5	—	—	—	68,330	68,432	136,762
Total Senior loans	845,097	1,433,420	96,096	399,843	665,250	3,439,706

Mezzanine loans

3	24,056	—	—	—	4,459	28,515
4	—	—	—	72,151	—	72,151
5	—	—	—	—	12,120	12,120
Total Mezzanine loans	24,056	—	—	72,151	16,579	112,786

Preferred equity interests

3	22,497	—	—	—	—	22,497
Total Preferred equity interests	22,497	—	—	—	—	22,497

Total Loans and Preferred Equity held for investment	$891,650	$1,433,420	$96,096	$471,994	$681,829	$3,574,989

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $200.5 million and $263.4 million at September 30, 2023 and December 31, 2022, respectively. Refer to Note 15, “Commitments and Contingencies” for further details. The Company recorded $0.6 million and $0.4 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at September 30, 2023 and December 31, 2022, respectively. See Note 2, “Summary of Significant Accounting Policies” for further details.
4. Real Estate Securities
Investments in Investing VIEs
As of September 30, 2023 and December 31, 2022, the Company did not hold any assets or liabilities attributable to securitization trusts.
The Company did not generate net income attributable to investments in the subordinate tranches of securitization trusts for the three and nine months ended September 30, 2023.
The below table presents net income attributable to the Company’s common stockholders for the three and nine months ended September 30, 2022 generated from the Company’s investments in the subordinate tranches of securitization trusts (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Statement of Operations
Interest income on mortgage loans held in securitization trusts	$9,597	$28,692
Interest expense on mortgage obligations issued by securitization trusts	(8,977)	(26,051)
Net interest income	620	2,641
Operating expense	(241)	(583)
Net income attributable to BrightSpire Capital, Inc. common stockholders	$379	$2,058

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. Real Estate, net
The following table presents the Company’s net lease portfolio, net, as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Land and improvements	$124,638	$128,608
Buildings, building leaseholds, and improvements	487,964	505,297
Tenant improvements	18,840	17,851
Subtotal	$631,442	$651,756
Less: Accumulated depreciation	(97,357)	(87,109)
Net lease portfolio, net	$534,085	$564,647
The following table presents the Company’s portfolio of other real estate, net as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Land and improvements	$60,673	$29,582
Buildings, building leaseholds, and improvements	192,387	152,186
Tenant improvements	24,690	18,757
Furniture, fixtures and equipment	323	135
Construction-in-progress	4,454	3,011
Subtotal	$282,527	$203,671
Less: Accumulated depreciation	(41,356)	(35,850)
Other portfolio, net	$241,171	$167,821
At September 30, 2023, the Company held three foreclosed properties in other real estate, net with a combined carrying value of $73.9 million.
Depreciation Expense
Depreciation expense on real estate was $6.4 million and $6.3 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense on real estate was $18.4 million and $18.8 million for the nine months ended September 30, 2023 and 2022, respectively.
Property Operating Income
For the three and nine months ended September 30, 2023 and 2022 the components of property operating income were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease revenues
Minimum lease revenue	$20,802	$19,111	$59,148	$58,179
Variable lease revenue	3,540	3,081	9,132	8,295
	$24,342	$22,192	$68,280	$66,474
Hotel operating income	—	—	—	1,566
Total property operating income(1)	$24,342	$22,192	$68,280	$68,040
_________________________________________
(1)Excludes net amortization expense related to above and below-market leases of $0.1 million and income of $0.2 million for the three and nine months ended September 30, 2023, respectively. Excludes $0.1 million and $0.2 million of net amortization income related to above and below-market leases for the three and nine months ended September 30, 2022, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the nine months ended September 30, 2023 and 2022, the Company had no single property with property operating income equal to or greater than 10.0% of total revenue of the Company.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of September 30, 2023 (dollars in thousands):

Remainder of 2023	$20,463
2024	81,238
2025	76,704
2026	69,715
2027	64,808
2028 and thereafter	348,478
Total	$661,406
The rental properties owned at September 30, 2023 are leased under noncancellable operating leases with current expirations ranging from 2023 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and nine months ended September 30, 2023 was $0.8 million and $2.3 million, respectively. Ground rent expense for the three and nine months ended September 30, 2022 was $0.8 million and $2.3 million, respectively.
Refer to Note 15, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of September 30, 2023.
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
In 2021, the Company originated one senior mortgage loan secured by one office property located in Oakland, California. A lack of leasing activity at the property and rising interest rates led to debt service exceeding net operating income in 2023. Given the continued negative market conditions surrounding Oakland, California office buildings, including the lack of leasing activity, the Company utilized the estimated fair value of the collateral to record a total of $10.9 million of specific CECL reserves and placed the loan on nonaccrual status in May 2023.
In the nine months ended September 30, 2023, the Company acquired legal title to the three office properties through deeds-in-lieu of foreclosure. In accordance with ASC 805, the Company allocated the fair value of the assumed assets and liabilities on the respective acquisition dates. Following the acquisitions, the three properties are included in real estate, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the Company’s real estate acquisitions for nine months ended September 30, 2023 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings	Purchase Price(1)	Land and Improvements(2)	Building and Improvements(2)	Lease Intangible Assets(2)	Other Assets	Lease Intangible Liabilities(2)	Other Liabilities
Nine Months Ended September 30, 2023
July	Office - California(1)	1	$13,933	$5,718	$3,262	$4,404	$922	$(2)	$(371)
June	Office - New York(1)	1	36,177	10,380	24,484	1,898	432	(528)	(489)
June	Office - New York(1)	1	36,922	14,786	15,958	6,867	876	(193)	(1,372)
			$87,032	$30,884	$43,704	$13,169	$2,230	$(723)	$(2,232)
_________________________________________
(1)    Represents assets acquired by the Company through deeds-in-lieu of foreclosure.
(2)    Useful life of real estate acquired is 45 years for buildings, four to nine years for tenant improvements, and three to 12 years for lease intangibles.

Real Estate Sales
There were no sales during the three and nine months ended September 30, 2023. There were no sales during the three months ended September 30, 2022.
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
6. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at September 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

	September 30, 2023
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$80,462	$(39,431)	$41,031
Deferred leasing costs	30,753	(17,820)	12,933
Above-market lease values	13,617	(7,691)	5,926
	$124,832	$(64,942)	$59,890
Intangible Liabilities
Below-market lease values	$16,798	$(12,295)	$4,503

	December 31, 2022
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$75,503	$(35,805)	$39,698
Deferred leasing costs	28,641	(15,843)	12,798
Above-market lease values	8,359	(6,875)	1,484
	$112,503	$(58,523)	$53,980
Intangible Liabilities
Below-market lease values	$16,074	$(11,235)	$4,839

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Above-market lease values	$(465)	$(273)	$(809)	$(848)
Below-market lease values	369	346	1,053	1,022
Net increase (decrease) to property operating income	$(96)	$73	$244	$174

In-place lease values	$1,666	$1,487	$4,199	$4,626
Deferred leasing costs	713	750	2,050	2,304
Amortization expense	$2,379	$2,237	$6,249	$6,930
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of September 30, 2023 (dollars in thousands):

	2023	2024	2025	2026	2027	2028 and thereafter	Total
Above-market lease values	$(494)	$(1,814)	$(1,588)	$(973)	$(365)	$(692)	$(5,926)
Below-market lease values	366	1,459	1,457	785	81	355	4,503
Net increase (decrease) to property operating income	$(128)	$(355)	$(131)	$(188)	$(284)	$(337)	$(1,423)

In-place lease values	$1,696	$6,342	$5,438	$4,102	$3,390	$20,063	$41,031
Deferred leasing costs	728	2,679	2,394	1,291	1,087	4,754	12,933
Amortization expense	$2,424	$9,021	$7,832	$5,393	$4,477	$24,817	$53,964
7. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Restricted cash:
Borrower escrow deposits	$80,250	$79,055
Capital expenditure reserves	10,142	8,623
Real estate escrow reserves	4,725	1,583
Working capital and other reserves	1,460	2,145
Tenant lockboxes	855	1,102
Total	$97,432	$92,508

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of other assets as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Other assets:
Right-of-use lease asset	$22,947	$25,237
Tax receivable and deferred tax assets	16,775	19,117
Deferred financing costs, net - credit facilities	5,103	4,630
Prepaid expenses and other	2,752	2,053
Investments in unconsolidated ventures ($2,614 and $3,035 at fair value, respectively)	2,614	3,035
Derivative assets	1,268	1,601
Total	$51,459	$55,673
The following table presents a summary of accrued and other liabilities as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Accrued and other liabilities:
Operating lease liability	$23,770	$25,961
Current and deferred tax liability	23,262	26,198
Accounts payable, accrued expenses and other liabilities	16,378	15,087
Interest payable	9,676	11,680
Prepaid rent and unearned revenue	7,098	7,688
Tenant security deposits	1,504	411
Unfunded CECL loan allowance	558	389
Other	218	219
Total	$82,464	$87,633
Investments under Fair Value Option
Private Funds
The Company elected to account for its limited partnership interests in PE Investments under the fair value option, which interests ranged from 1.0% to 10.0% and 1.0% to 15.6% as of September 30, 2023 and December 31, 2022, respectively. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8. Debt
The following table presents debt as of September 30, 2023 and December 31, 2022 (dollars in thousands):

						September 30, 2023		December 31, 2022
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	SOFR(4) + 2.14%		$325,026	$324,997	$502,717	$501,406
BRSP 2021-FL1(3)		Non-recourse	Aug-38	SOFR(4) + 1.49%		670,000	668,003	670,000	666,194
Subtotal securitization bonds payable, net						995,026	993,000	1,172,717	1,167,600

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Sep-33	4.77%		200,000	198,846	200,000	198,778
Net lease 2(5)		Non-recourse	Jun-25	3.91%		149,504	150,148	162,449	164,752
Net lease 3		Non-recourse	Aug-26	4.08%		29,516	29,392	30,009	29,853
Net lease 4		Non-recourse	Oct-27	4.45%		22,125	22,125	22,559	22,559
Net lease 5(6)		Non-recourse	Nov-26	4.45%		17,186	16,954	17,486	17,200
Net lease 5(7)		Non-recourse	Mar-28	4.38%		11,336	10,899	11,526	11,089
Net lease 6		Non-recourse	Nov-26	4.45%		6,828	6,736	6,948	6,834
Net lease 7(8)		Non-recourse	(8)	(8)		—	—	432	424
Net lease 8		Non-recourse	Nov-26	4.45%		3,165	3,122	3,220	3,168
Other real estate 1		Non-recourse	Oct-24	4.47%		101,761	101,792	103,218	103,391
Other real estate 2		Non-recourse	Jan-25	4.30%		69,712	69,515	70,870	70,569
Loan 1(9)		Non-recourse	Jun-26	SOFR + 4.25%		34,466	34,466	27,851	27,851
Subtotal mortgage and other notes payable, net						645,599	643,995	656,568	656,468

Bank credit facility
Bank credit facility	$165,000	Recourse	Jan-27 (10)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1	600,000	Limited Recourse(11)	Apr-27(12)	SOFR + 2.17%	(13)	512,899	512,899	415,892	415,892
Bank 2	600,000	Limited Recourse(11)	Apr-26(14)	SOFR + 1.88%	(13)	278,586	278,586	351,539	351,539
Bank 3	400,000	(15)	June-27(16)	SOFR + 1.74%	(13)	234,374	234,374	247,404	247,404
Bank 4	400,000	Limited Recourse(11)	July-27(17)	SOFR + 1.80%	(13)	181,323	181,323	220,054	220,054
Bank 5(18)	—	Limited Recourse(11)	(18)	(18)		—	—	105,104	105,104
Subtotal master repurchase facilities	$2,000,000					1,207,182	1,207,182	1,339,993	1,339,993

Subtotal credit facilities						1,207,182	1,207,182	1,339,993	1,339,993

Total						$2,847,807	$2,844,177	$3,169,278	$3,164,061
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
(5)As of September 30, 2023, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $149.5 million.
(6)Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.
(7)Represents a mortgage note collateralized by three properties.
(8)During the third quarter of 2023, the mortgage note payable related to Net Lease 7 was fully repaid.
(9)In June 2023, the Company completed a refinancing of Loan 1 which modified the interest rate to SOFR plus 4.25%. The current maturity of the note payable is June 2024, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
(10)On January 28, 2022, the Company, through its subsidiaries, including the OP, entered into an Amended and Restated Credit Agreement. Refer to “Bank Credit Facility” within this note for more details.
(11)Recourse solely with respect to 25.0% of the financed amount.
(12)The current maturity date is April 2025, with two one-year extension options, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(13)Represents the weighted average spread as of September 30, 2023. The contractual interest rate depends upon asset type and characteristics and ranges from SOFR plus 1.50% to 2.75%.
(14)The current maturity date is April 2025, with a one-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(15)Recourse is either 25.0% or 50.0% depending on loan metrics.
(16)The current maturity date is June 2025, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(17)The current maturity date is July 2024, with three one-year extension options, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(18)Upon reaching the June 2023 contractual maturity date, the Company did not extend Bank 5 and thus no longer has capacity.

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at September 30, 2023 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remaining 2023	$539	$—	$539	$—
2024	138,446	—	138,446	—
2025	221,545	—	221,545	—
2026	333,157	—	54,571	278,586
2027	948,955	—	20,359	928,596
2028 and thereafter	1,205,165	995,026	210,139	—
Total	$2,847,807	$995,026	$645,599	$1,207,182
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of September 30, 2023, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of September 30, 2023, the Company was in compliance with all of its financial covenants under the Credit Agreement.
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
CLNC 2019-FL1
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.4 million of investment grade notes. As of September 30, 2023, the securitization reflects an advance rate of 66.2% at a weighted average cost of funds of Adjusted Term SOFR plus 2.14% (before transaction expenses) and is collateralized by a pool of 15 senior loan investments.

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
CLNC 2019-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the nine months ended September 30, 2023 and through October 30, 2023, two loans held in CLNC 2019-FL1 were fully repaid and one loan was partially repaid totaling $136.5 million. Two loans held in CLNC 2019-FL1 were removed as a result of the loans becoming defaulted collateral interests, totaling $97.7 million. The Company exchanged/purchased the two defaulted collateral interests for substitute loan investments and cash equal to the par purchase price of the defaulted collateral interests. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At September 30, 2023, the Company had $491.1 million of unpaid principal balance of CRE debt investments financed with CLNC 2019-FL1.
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
In the second quarter of 2023, the Company transitioned the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities. The transition to SOFR is not expected to have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
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
BRSP 2021-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. From January 1, 2023 through the reinvestment date of July 20, 2023, three loans held in BRSP 2021-FL1 were fully repaid, totaling $62.1 million. The Company replaced the repaid loans by contributing existing loan investments of equal value. Since the expiration of the reinvestment period on July 20, 2023 and through October 30, 2023, one loan held in BRSP 2021-FL1 was fully repaid, totaling $34.9 million. The proceeds from the repayment were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At September 30, 2023, the Company had $765.1 million of unpaid principal balance of CRE debt investments and other assets financed with BRSP 2021-FL1. As of September 30, 2023, the securitization reflects an advance rate of 83.8% at a weighted average cost of funds of Term SOFR plus 1.49% (before transaction costs), and is collateralized by a pool of 26 senior loan investments.

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
The Company evaluated the key terms in the collateralized loan obligation (“CLO”) governing documents of the issuers of the CRE CLOs ("CRE CLO Issuers"), which are wholly-owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities.
As of September 30, 2023, the Company had $1.3 billion carrying value of CRE debt investments and other assets financed with $993.0 million of securitization bonds payable, net. As of December 31, 2022, the Company had $1.5 billion carrying value of CRE debt investments financed with $1.2 billion of securitization bonds payable, net.
Master Repurchase Facilities
As of September 30, 2023, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.0 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2023, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of September 30, 2023, the Company had $1.7 billion carrying value of CRE debt investments financed with $1.2 billion under the Master Repurchase Facilities. As of December 31, 2022, the Company had $1.8 billion carrying value of CRE debt investments financed with $1.3 billion under the Master Repurchase Facilities.
As of September 30, 2023, the Company had one counterparty with net exposure (collateral that exceeded amounts borrowed) totaling more than 10% of its total equity. The Company’s net exposure to Bank 1 was $225.0 million. As of December 31, 2022, the Company did not hold any Master Repurchase Facilities where the collateral exceeded the amounts borrowed by more than 10% of its total equity.
9. Related Party Arrangements
The Company had no related party transactions for the three and nine months ended September 30, 2023 and 2022.
10. Equity-Based Compensation
On February 15, 2022, the Company’s Board of Directors adopted, and at the annual meeting of stockholders held on May 5, 2022, the stockholders approved, the 2022 Equity Incentive Plan (the “2022 Plan”), which was effective as of May 5, 2022 and amends and restates the Company’s 2018 Equity Incentive Plan to increase the total number of shares of the Class A common stock issuable by 10.0 million shares (subject to adjustment pursuant to the terms of the 2022 Plan) and extending the termination date to May 4, 2032. Awards may be granted under the 2022 Plan to (x) any employee, officer, director, consultant or advisor (who is a natural person) providing services to the Company, or its affiliates and (y) any other individual whose participation in the 2022 Plan is determined to be in the best interests of the Company. The following types of awards may be made under the 2022 Plan, subject to the limitations set forth in the plan: (i) stock options (which may be either incentive stock options or non-qualified stock options); (ii) stock appreciation rights; (iii) restricted stock awards; (iv) stock units; (v) unrestricted stock awards; (vi) dividend equivalent rights; (vii) performance awards; (viii) annual cash incentive awards; (ix) long-term incentive units; and (x) other equity-based awards.
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
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $5.9 million and $11.3 million within compensation and benefits in the consolidated statement of operations for the three and nine months ended September 30, 2023, respectively. In connection with the share grants, the Company recognized share-based compensation expense of $2.2 million and $6.4 million within compensation and benefits in the consolidated statement of operations for the three and nine months ended September 30, 2022, respectively.
Restricted Stock—Restricted stock awards relating to the Company’s Class A common stock are granted to non-employee directors of the Company and generally vest within one year. Restricted stock awards are granted to certain employees of the Company, with a service condition only and are generally subject to annual time-based vesting in equal tranches over a three-year period. Restricted stock is entitled to dividends declared and paid on the Company’s Class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based on the Company’s Class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite three-year service period.
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
Fair value of PSU awards, excluding dividend equivalent rights, is generally recognized on a straight-line basis over their measurement period as compensation expense, except when certain performance metrics are achieved. Following the completion of the measurement period for the 2021 Grant, the Company issued 136,000 shares of Class A common stock to certain of its employees in March 2023.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the nine months ended September 30, 2023 and 2022:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested shares at December 31, 2021	1,482,094	272,000	1,754,094	$12.35	$11.96
Vested	(500,462)	—	(500,462)	9.14	—
Unvested shares at March 31, 2022	981,632	272,000	1,253,632	11.54	11.96
Granted	1,524,482	—	1,524,482	8.59	—
Vested	(104,960)	—	(104,960)	9.34	—
Unvested shares at June 30, 2022	2,401,154	272,000	2,673,154	10.23	11.96
Unvested shares at September 30, 2022	2,401,154	272,000	2,673,154	10.23	11.96

Unvested shares at December 31, 2022	2,308,691	272,000	2,580,691	$8.47	$11.96
Granted	1,391,217	384,378	1,775,595	6.90	9.69
Vested	(888,834)	(136,000)	(1,024,834)	8.46	11.96
Forfeited	—	(136,000)	(136,000)	—	11.96
Unvested shares at March 31, 2023	2,811,074	384,378	3,195,452	7.70	9.69
Granted	93,285	—	93,285	5.36	—
Vested	(62,190)	—	(62,190)	8.04	—
Unvested shares at June 30, 2023	2,842,169	384,378	3,226,547	7.62	9.69
Forfeited	(54,362)	—	(54,362)	7.70	—
Unvested shares at September 30, 2023	2,787,807	384,378	3,172,185	7.62	9.69
Fair value of equity awards that vested during the nine months ended September 30, 2023 and September 30, 2022, determined based on their respective fair values at vesting date, was $5.7 million and $4.1 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At September 30, 2023, aggregate unrecognized compensation cost for all unvested equity awards was $14.7 million, which is expected to be recognized over a weighted-average period of 1.9 years. At September 30, 2022, aggregate unrecognized compensation cost for all unvested equity awards was $15.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.
11. Stockholders’ Equity
Authorized Capital
As of September 30, 2023, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of September 30, 2023.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Dividends
During the nine months ended September 30, 2023 and 2022, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 16, 2023	March 31, 2023	April 17, 2023	$0.20
June 16, 2023	June 30, 2023	July 14, 2023	$0.20
September 14, 2023	September 29, 2023	October 13, 2023	$0.20
March 15, 2022	March 31, 2022	April 15, 2022	$0.19
June 15, 2022	June 30, 2022	July 15, 2022	$0.20
September 15, 2022	September 30, 2022	October 14, 2022	$0.20
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
The Company did not repurchase any shares of its Class A common stock during the three and nine months ended September 30, 2023. As of September 30, 2023, there was $50.0 million remaining available to make repurchases under the Stock Repurchase Program.
Under the prior repurchase program, during the nine months ended September 30, 2022 the Company repurchased 2.2 million shares of Class A common stock at a weighted average price of $8.40 per share for an aggregate cost of $18.3 million. The Company did not repurchase any shares of its Class A common stock during the three months ended September 30, 2022.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2022	$18,603	$(19,279)	$(676)
Other comprehensive loss	—	(3,463)	(3,463)
AOCI at March 31, 2023	$18,603	$(22,742)	$(4,139)
Other comprehensive loss	—	(1,606)	(1,606)
AOCI at June 30, 2023	$18,603	$(24,348)	$(5,745)
Other comprehensive loss	—	505	505
AOCI at September 30, 2023	$18,603	$(23,843)	$(5,240)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$17,893	$(9,107)	$8,786
Other comprehensive income	—	660	660
AOCI at March 31, 2022	$17,893	$(8,447)	$9,446
Other comprehensive income (loss) before OP reclassification	—	(9,810)	(9,810)
Amounts reclassified from OP	710	(856)	(146)
Net current period OCI	710	(10,666)	(9,956)
AOCI at June 30, 2022	$18,603	$(19,113)	$(510)
Other comprehensive income (loss)	—	(6,068)	(6,068)
AOCI at September 30, 2022	$18,603	$(25,181)	$(6,578)
Changes in Components of AOCI - Noncontrolling Interests in the OP

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$710	$(872)	$(162)
Other comprehensive income	—	16	16
AOCI at March 31, 2022	$710	$(856)	$(146)
Other comprehensive income (loss) before Stockholders reclassification	—	—	—
Amounts reclassified to Stockholders	(710)	856	146
Net current period OCI	(710)	856	146
AOCI at June 30, 2022	$—	$—	$—
Other comprehensive income	—	—	—
AOCI at September 30, 2022	$—	$—	$—
Changes in Components of AOCI - Noncontrolling Interests in investment entities

(dollars in thousands)	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$1,872	$1,872
Other comprehensive income before reclassification	—	—
Amounts reclassified from AOCI	(1,872)	(1,872)
Net current period OCI	(1,872)	(1,872)
AOCI at March 31, 2022	$—	$—
Other comprehensive income	—	—
AOCI at June 30, 2022	$—	$—
Other comprehensive income	—	—
AOCI at September 30, 2022	$—	$—
12. Noncontrolling Interests
Operating Partnership
Net income (loss) attributable to the noncontrolling interests was based on such members ownership percentage of the OP. For the three and nine months ended September 30, 2023, there were no noncontrolling interests in the OP and the OP is owned by the Company directly, and indirectly through the Company’s subsidiary, BRSP-T Partner, LLC. There was no net income attributable to the noncontrolling interests of the OP for the three months ended September 30, 2022. Net income attributable to the noncontrolling interests of the OP was $1.0 million for the nine months ended September 30, 2022.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income attributable to noncontrolling interests in the investment entities was de minimis and net loss attributable to noncontrolling interests in the investment entities was $0.1 million for the three and nine months ended September 30, 2023, respectively. Net income and net loss attributable to noncontrolling interests in the investment entities was de minimis for both the three and nine months ended September 30, 2022, respectively.
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other assets - PE Investments	$—	$—	$2,614	$2,614	$—	$—	$3,035	$3,035
Other assets - derivative assets	—	1,268	—	1,268	—	1,601	—	1,601
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
	Other assets - PE Investments	Other assets - PE Investments	Mortgage loans held in securitization trusts(1)
Beginning balance	$3,035	$4,406	$813,310
Distributions/paydowns	(421)	(1,287)	(18,660)
Unrealized loss in earnings	—	—	(109,119)
Ending balance	$2,614	$3,119	$685,531
_________________________________________
(1)For the nine months ended September 30, 2022, the Company recorded an unrealized loss of $109.1 million related to mortgage loans held in securitization trusts, at fair value and an unrealized gain of $109.1 million related to mortgage obligations held in securitization trusts, at fair value.
As of September 30, 2023 and December 31, 2022, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of September 30, 2023 and December 31, 2022, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of September 30, 2023 and December 31, 2022, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans held for investment, net(2)	$3,148,328	$3,056,024	$3,059,156	$3,586,248	$3,468,472	$3,480,001
Financial liabilities:(1)
Securitization bonds payable, net	$995,026	$993,000	$995,026	$1,172,717	$1,167,600	$1,172,717
Mortgage and other notes payable, net	645,599	643,995	605,476	656,568	656,468	656,568
Master repurchase facilities	1,207,182	1,207,182	1,207,182	1,339,993	1,339,993	1,339,993
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $200.5 million and $263.4 million as of September 30, 2023 and December 31, 2022, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2023. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of September 30, 2023, the Company believes the unpaid principal balance approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of September 30, 2023, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following tables summarize assets carried at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Loans held for investment, net	$—	$—	$20,000	$20,000

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Loans held for investment, net	$—	$—	$79,596	$79,596
During the first quarter of 2023, the Company recorded $55.0 million of specific CECL reserves, which included $29.9 million related to one Washington, D.C. office senior loan, $14.5 million related to the Development Mezzanine Loan and $10.6 million related to one Long Island City, New York office senior loan. The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserve. The specific CECL reserves for the two office senior loans were based on the estimated fair value of the collateral using a discounted cash flow model and Level 3 inputs which included assuming a rent per square foot ranging from $25 to $48, a capitalization rate ranging from 6.0% to 7.5% and a discount rate ranging from 9.0% to 12.0%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. The specific CECL reserve for the Development Mezzanine Loan was recorded in connection with the amendment and restructuring of the loan in April 2023, which is collateralized by a multifamily property with a retail component. The specific CECL reserve for the Development Mezzanine Loan was based on the estimated proceeds the Company expects to receive upon the resolution of the asset in three years, using Level 3 inputs which included assuming a rent per square foot ranging from $42 to $60 and a capitalization rate ranging from 5.0% to 7.0%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions.
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
During the third quarter of 2023, the Company recorded $4.8 million of additional specific CECL reserves related to the Washington D.C. office senior loan. The estimated fair value of the collateral for the Washington, D.C. office senior loan was determined by using a discounted cash flow model and Level 3 inputs which included assuming a rent per square foot ranging from $44 to $45, a capitalization rate of 7.5% and a discount rate of 12.0%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions.
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
As of September 30, 2023 and December 31, 2022, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	Non-Designated Hedges
	September 30, 2023	December 31, 2022
Derivative Assets
Foreign exchange contracts	$1,268	$1,599
Interest rate contracts	—	2
Included in other assets	$1,268	$1,601
As of September 30, 2023, the Company’s counterparties do not hold any cash collateral.
The following table summarizes the Company’s FX forwards and interest rate contracts as of September 30, 2023 and December 31, 2022:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)	Range of Maturity Dates
		Non-Designated
September 30, 2023
FX Forward	NOK	49,709	November 2023 - May 2024

December 31, 2022
FX Forward	NOK	99,733	February 2023 - May 2024
Interest Rate Swap	USD	$285	July 2023
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations for three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other gain (loss), net
Non-designated foreign exchange contracts	$(237)	$1,279	$695	$3,174
Non-designated interest rate contracts	—	1	(2)	13
Total	$(237)	$1,280	$693	$3,187
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Net Amounts of Assets (Liabilities)
September 30, 2023
Derivative Assets
Foreign exchange contracts	$1,268	$1,268
Total	$1,268	$1,268

December 31, 2022
Derivative Assets
Foreign exchange contracts	$1,599	$1,599
Interest rate contracts	2	2
Total	$1,601	$1,601
The Company did not offset any of its derivatives positions as of September 30, 2023 and December 31, 2022.
15. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2023, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $196.0 million for senior loans and $4.5 million for mezzanine loans. At December 31, 2022, total unfunded lending commitments for loans held for investment were $258.5 million for senior loans and $4.9 million for mezzanine loans.
Ground Lease Obligation
The Company’s operating leases include ground leases acquired with real estate.
At September 30, 2023 and December 31, 2022, the weighted average remaining lease term was 14.2 years and 13.7 years for ground leases, respectively.
The following table presents ground lease expense, included in property operating expense, for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense:
Minimum lease expense	$777	$770	$2,332	$2,306
Variable lease expense	—	—	—	—
	$777	$770	$2,332	$2,306

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of September 30, 2023 (dollars in thousands):

Remainder of 2023	$777
2024	2,213
2025	2,155
2026	2,157
2027	1,839
2028 and thereafter	15,884
Total lease payments	25,025
Less: Present value discount	8,101
Operating lease liability (Note 7)	$16,924
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Office Lease
At September 30, 2023 and December 31, 2022, the weighted average remaining lease term was 5.2 years and 5.9 years for office leases, respectively. The office leases are located in New York, New York and Los Angeles, California.
For the three and nine months ended September 30, 2023 and 2022, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Corporate Offices
Operating lease expense:
Fixed lease expense	$315	$315	$944	$906
	$315	$315	$944	$906
The operating lease liability for the office leases was determined using a weighted average discount rate of 2.36%. As of September 30, 2023, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices(1)
Remainder of 2023	$321
2024	1,293
2025	1,308
2026	1,323
2027	1,339
2028 and thereafter	1,729
Total lease payments	7,313
Less: Present value discount	$467
Operating lease liability (Note 7)	$6,846
__________________________________________
(1)The Company entered into a Los Angeles, California office lease in the first quarter of 2022, with rent payments beginning in 2023.
For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of September 30, 2023, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
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
The following tables present segment reporting for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate	Total
Three Months Ended September 30, 2023
Net interest income (expense)	$32,246	$—	$—	$(263)	$31,983
Property and other income	(19)	—	24,256	2,865	27,102
Property operating expense	—	—	(7,392)	—	(7,392)
Transaction, investment and servicing expense	(248)	—	(31)	(32)	(311)
Interest expense on real estate	—	—	(6,833)	—	(6,833)
Depreciation and amortization	—	—	(8,817)	(34)	(8,851)
Increase of current expected credit loss reserve	(7,671)	—	—	—	(7,671)
Compensation and benefits	—	—	—	(11,971)	(11,971)
Operating expense	(4)	—	—	(3,282)	(3,286)
Other loss, net	—	—	(220)	—	(220)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	24,304	—	963	(12,717)	12,550
Income tax expense	(27)	—	(131)	—	(158)
Net income (loss)	$24,277	$—	$832	$(12,717)	$12,392

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate	Total
Three Months Ended September 30, 2022
Net interest income (expense)	$30,929	$620	$—	$(202)	$31,347
Property and other income	58	—	22,265	1,558	23,881
Property operating expense	—	—	(5,814)	—	(5,814)
Transaction, investment and servicing expense	(739)	46	(91)	(148)	(932)
Interest expense on real estate	—	—	(7,047)	—	(7,047)
Depreciation and amortization	—	—	(8,515)	(57)	(8,572)
Increase of current expected credit loss reserve	(40,750)	—	—	—	(40,750)
Compensation and benefits	—	—	—	(8,373)	(8,373)
Operating expense	—	(241)	—	(3,304)	(3,545)
Other gain (loss), net	—	—	1,281	(1,311)	(30)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(10,502)	425	2,079	(11,837)	(19,835)
Income tax benefit (expense)	6	—	(639)	—	(633)
Net income (loss)	$(10,496)	$425	$1,440	$(11,837)	$(20,468)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate	Total
Nine Months Ended September 30, 2023
Net interest income (expense)	$96,034	$—	$—	$(854)	$95,180
Property and other income	(19)	—	68,534	9,168	77,683
Property operating expense	—	—	(18,687)	—	(18,687)
Transaction, investment and servicing expense	(1,327)	—	(84)	(555)	(1,966)
Interest expense on real estate	—	—	(19,115)	—	(19,115)
Depreciation and amortization	—	—	(24,642)	(146)	(24,788)
Increase of current expected credit loss reserve	(76,250)	—	—	—	(76,250)
Compensation and benefits	—	—	—	(30,144)	(30,144)
Operating expense	(12)	—	—	(10,021)	(10,033)
Other gain, net	—	—	615	—	615
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	18,426	—	6,621	(32,552)	(7,505)
Equity in earnings of unconsolidated ventures	9,055	—	—	—	9,055
Income tax expense	(284)	—	(575)	—	(859)
Net income (loss)	$27,197	$—	$6,046	$(32,552)	$691

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities	Net Leased and Other Real Estate	Corporate	Total
Nine Months Ended September 30, 2022
Net interest income (expense)	$92,357	$2,641	$—	$(1,503)	$93,495
Property and other income	256	353	68,239	2,044	70,892
Property operating expense	—	—	(17,804)	—	(17,804)
Transaction, investment and servicing expense	(2,750)	75	(243)	(119)	(3,037)
Interest expense on real estate	—	—	(21,720)	—	(21,720)
Depreciation and amortization	—	—	(25,730)	(156)	(25,886)
Increase of current expected credit loss reserve	(50,026)	—	—	—	(50,026)
Compensation and benefits	—	—	—	(24,868)	(24,868)
Operating expense	(137)	(526)	(90)	(11,211)	(11,964)
Other gain (loss), net	21,356	—	13,800	(566)	34,590
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	61,056	2,543	16,452	(36,379)	43,672
Equity in earnings of unconsolidated ventures	25	—	—	—	25
Income tax expense	(347)	—	(788)	—	(1,135)
Net income (loss)	$60,734	$2,543	$15,664	$(36,379)	$42,562

The following table presents total assets by segment as of September 30, 2023 and December 31, 2022 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity	CRE Debt Securities(1)	Net Leased and Other Real Estate	Corporate(2)	Total
September 30, 2023	$3,202,103	$14,943	$910,434	$225,196	$4,352,676
December 31, 2022	3,580,912	15,459	864,856	289,162	4,750,389
_________________________________________
(1)Includes PE Investments totaling $2.6 million and $3.0 million as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes cash, unallocated receivables and deferred costs and other assets, net.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total income by geography:
United States	$98,245	$92,607	$298,853	$246,809
Europe	4,487	4,542	13,469	14,125
Total(1)	$102,732	$97,149	$312,322	$260,934

	September 30, 2023	December 31, 2022
Long-lived assets by geography:
United States	$607,504	$532,380
Europe	227,642	254,068
Total(2)	$835,146	$786,448
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
17. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2023 and 2022 consist of the following (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$12,392	$(20,468)	$691	$42,562
Net (income) loss attributable to noncontrolling interests:
Investment Entities	(3)	5	84	(2)
Operating Partnership	—	—	—	(1,013)
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$12,389	$(20,463)	$775	$41,547

Numerator:
Net (income) loss allocated to participating securities (non-vested shares)	$(266)	$—	$(16)	$(1,142)
Net income (loss) attributable to common stockholders	$12,123	$(20,463)	$759	$40,405

Denominator:
Weighted average shares outstanding - basic(1)	127,197	126,564	127,014	127,551
Weighted average shares outstanding - diluted(2)	129,986	126,564	129,730	129,432

Net income (loss) per common share - basic	$0.10	$(0.16)	$0.01	$0.32
Net income (loss) per common share - diluted	$0.09	$(0.16)	$0.01	$0.31
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,787,807 and 2,401,154 of restricted stock awards as of September 30, 2023 and September 30, 2022, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income (loss) per common share.
(2)The calculation of diluted earnings per share excludes the effect of weighted average unvested non-participating restricted shares of 2,788,398, 2,715,967 and 2,401,154 for the three and nine months ended September 30, 2023, and the three months ended September 30, 2022, respectively, as the effect would be antidilutive.
18. Subsequent Events
Dividends
In October 2023, the Company paid a quarterly cash dividend of $0.20 per share of its Class A common stock for the quarter ended September 30, 2023, to stockholders of record on September 29, 2023.

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
•Net Leased and Other Real Estate—direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of two investments with direct ownership in commercial real estate, with an emphasis on properties with stable cash flow and three additional properties that we acquired through deeds-in-lieu of foreclosure.
•CRE Debt Securities— securities investments previously consisting of BBB and some BB rated CMBS (including Non-Investment Grade “B-pieces” of a CMBS securitization pool). It currently only includes a sub-portfolio of private equity funds.
•Corporate—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility (the “Bank Credit Facility”) and compensation and benefits.
Significant Developments
During the three months ended September 30, 2023, and through October 30, 2023, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•As of the date of this report, we have approximately $348.0 million of liquidity, consisting of $183.0 million cash on hand and $165.0 million available on our Bank Credit Facility; and
•Declared and paid a third quarter $0.20 per share dividend on October 13, 2023.
Our Portfolio
•Generated GAAP net income of $12.4 million, or $0.10 per basic share and $0.09 per diluted share, Distributable Earnings of $31.0 million, or $0.24 per share and Adjusted Distributable Earnings of $35.8 million or $0.28 per share for the three months ended September 30, 2023;
•For the three months ended September 30, 2023, we:
◦Received loan repayment proceeds of $58.4 million from two loans; and
◦Acquired an Oakland, California office property through a deed-in-lieu of foreclosure with a fair value of $13.9 million. Prior to acquisition, the senior loan investment was on nonaccrual status.
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
•borrowers’ unwillingness to purchase new interest rate caps at loan maturity to qualify for an extension;
•financial hardship to our borrowers, whose ability to service their debt as it is due and payable and to pass maturity extension tests may be materially adversely impacted, resulting in foreclosures;
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
Our Portfolio
As of September 30, 2023, our portfolio consisted of 106 investments representing approximately $3.9 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans consisted of 92 senior and mezzanine loans, a weighted average cash coupon of 3.7% and a weighted average all-in unlevered yield of 9.3%. Our net leased and other real estate consisted of approximately 6.9 million total square feet of space and total third quarter 2023 NOI of that portfolio was approximately $16.7 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of September 30, 2023, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	87	$3,032,483	$3,032,483	$795,809	$795,809
Mezzanine loans	5	77,987	77,987	77,987	77,987
Subtotal	92	3,110,470	3,110,470	873,796	873,796
Net leased real estate	8	572,984	572,984	133,324	133,324
Other real estate	5	257,659	244,440	86,186	85,724
Private equity interests	1	2,614	2,614	2,614	2,614
Total/Weighted average Our Portfolio	106	$3,943,727	$3,930,508	$1,095,920	$1,095,458
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of September 30, 2023.
(3)Net carrying value represents carrying value less any associated financing as of September 30, 2023.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of September 30, 2023.

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
Loan Risk Rankings
In addition to reviewing loans held for investment for impairment quarterly, we evaluate loans held for investment to determine if a current expected credit losses reserve should be established. In conjunction with this review, we assess the risk factors of each senior and mezzanine loan and assign a risk ranking based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, our loans held for investment are rated “1” through “5,” from less risk to greater risk. At the time of origination or purchase, loans held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows:
1.Very Low Risk
2.Low Risk
3.Medium Risk
4.High Risk/Potential for Loss—A loan that has a high risk of realizing a principal loss.
5.Impaired/Loss Likely—A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.
During the three months ended September 30, 2023, the Company simplified its risk ranking definitions. The Company re-evaluated its risk rankings based on the simplified definitions and concluded that there was no impact to prior period risk rankings.
At September 30, 2023, our weighted average risk ranking was relatively unchanged, increasing slightly to 3.2 compared to 3.1 at June 30, 2023. During the third quarter of 2023, we had the following risk ranking activity:
•Repayments: two multifamily loans with a risk ranking of 3;
•Upgrades: one multifamily loan was upgraded to a risk ranking of 3 from a risk ranking of 4;
•Downgrades: three multifamily loans and two office loans were downgraded to a risk ranking of 4 from a risk ranking of 3; and one multifamily loan was downgraded to a risk ranking of 5 from a risk ranking of 4;
•Other: one multifamily mezzanine B loan with a risk ranking of 5 was charged off, as we deemed it uncollectible, and one office loan with a risk ranking of 5 was acquired through a deed-in-lieu foreclosure and reclassified to real estate owned.

Senior and Mezzanine Loans
The following tables provides a summary of our senior and mezzanine loans based on our internal risk rankings, collateral property type and geographic distribution as of September 30, 2023 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans	Mezzanine loans	Total	% of Total
2	3	$77,936	$—	$77,936	2.5%
3	77	2,379,876	77,987	2,457,863	79.0%
4	10	509,666	—	509,666	16.4%
5	2	65,005	—	65,005	2.1%
	92	$3,032,483	$77,987	$3,110,470	100.0%

Weighted average risk ranking					3.2
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of September 30, 2023.

	Carrying value (at BRSP share)
Collateral property type	Count	Senior loans	Mezzanine loans	Total	% of Total
Multifamily	53	$1,551,896	$62,637	$1,614,533	51.9%
Office	30	1,007,338	2,900	1,010,238	32.5%
Hotel	3	266,435	12,450	278,885	9.0%
Other (Mixed-use)(1)	3	152,406	—	152,406	4.9%
Industrial	3	54,408	—	54,408	1.7%
Total	92	$3,032,483	$77,987	$3,110,470	100.0%
_________________________________________
(1)Other includes commercial and residential development and predevelopment assets.

	Carrying value (at BRSP share)
Region	Count	Senior loans	Mezzanine loans	Total	% of Total
US West	37	$1,293,755	$58,203	$1,351,958	43.5%
US Southwest	36	1,111,573	4,434	1,116,007	35.9%
US Northeast	11	415,243	15,350	430,593	13.8%
US Southeast	8	211,912	—	211,912	6.8%
Total	92	$3,032,483	$77,987	$3,110,470	100.0%

The following table provides asset level detail for our senior and mezzanine loans as of September 30, 2023 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Multifamily
Loan 1(6)	Senior	6/18/2019	Santa Clara, CA	$57,145	$57,443	Floating	5.5%	10.8%	6/18/2024	69%	3
Loan 2	Senior	7/19/2021	Dallas, TX	50,334	50,200	Floating	3.4%	8.7%	8/9/2026	74%	3
Loan 3	Senior	3/8/2022	Austin, TX	50,211	50,216	Floating	3.3%	9.2%	3/9/2027	75%	3
Loan 4	Senior	5/17/2022	Las Vegas, NV	49,591	49,758	Floating	3.6%	9.4%	6/9/2027	74%	4
Loan 5	Senior	5/26/2021	Las Vegas, NV	46,849	46,750	Floating	3.5%	9.2%	6/9/2026	70%	4
Loan 6	Senior	11/30/2021	Phoenix, AZ	45,005	44,829	Floating	3.5%	9.3%	12/9/2026	74%	5
Loan 7	Senior	2/3/2021	Arlington, TX	44,381	44,207	Floating	3.7%	9.5%	2/9/2026	81%	4
Loan 8	Senior	3/1/2021	Richardson, TX	43,350	43,411	Floating	3.5%	9.1%	3/9/2026	75%	3
Loan 9	Senior	7/15/2021	Jersey City, NJ	42,989	43,000	Floating	3.1%	8.8%	8/9/2026	66%	3
Loan 10	Senior	12/21/2020	Austin, TX	42,810	42,850	Floating	3.8%	9.4%	1/9/2026	54%	3
Subtotal top 10 multifamily				$472,665	$472,664	15% of total loans

Loan 11	Senior	3/22/2021	Fort Worth, TX	$42,076	$42,046	Floating	3.6%	9.3%	4/9/2026	83%	3
Loan 12	Senior	3/31/2022	Louisville, KY	41,586	41,607	Floating	3.7%	9.6%	4/9/2027	72%	3
Loan 13	Senior	7/15/2021	Dallas, TX	40,011	40,011	Floating	3.2%	8.5%	8/9/2026	77%	3
Loan 14	Senior	12/7/2021	Denver, CO	39,564	39,598	Floating	3.3%	9.0%	12/9/2026	74%	3
Loan 15	Senior	3/31/2022	Long Beach, CA	38,380	38,482	Floating	3.4%	9.2%	4/9/2027	74%	3
Loan 16	Senior	7/12/2022	Irving, TX	37,612	37,761	Floating	3.6%	9.4%	8/9/2027	73%	3
Loan 17	Senior	1/18/2022	Dallas, TX	36,359	36,288	Floating	3.5%	9.4%	2/9/2027	75%	3
Loan 18	Senior	9/28/2021	Carrollton, TX	36,159	36,282	Floating	3.2%	8.9%	10/9/2025	73%	3
Loan 19	Senior	1/12/2022	Los Angeles, CA	35,765	35,940	Floating	3.4%	9.0%	2/9/2027	65%	3
Loan 20	Senior	3/16/2021	Fremont, CA	33,550	33,550	Floating	3.5%	8.8%	4/9/2026	76%	3
Subtotal top 20 multifamily				$853,727	$854,229	27% of total loans

Loan 21	Senior	7/29/2021	Phoenix, AZ	$32,463	$32,562	Floating	3.4%	9.0%	8/9/2026	74%	3
Loan 22(6)	Mezzanine	12/9/2019	Milpitas, CA	31,822	31,822	Fixed	n/a	10.2%	3/3/2026	58% - 79%	3
Loan 23	Senior	3/31/2021	Mesa, AZ	31,456	31,434	Floating	3.8%	9.5%	4/9/2026	83%	3
Loan 24	Senior	4/29/2021	Las Vegas, NV	30,089	30,079	Floating	3.2%	8.9%	5/9/2026	76%	2
Loan 25	Senior	4/15/2022	Mesa, AZ	29,668	29,827	Floating	3.4%	9.0%	5/9/2027	75%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Loan 26	Senior	7/13/2021	Plano, TX	29,130	29,142	Floating	3.2%	8.9%	2/9/2025	82%	3
Loan 27	Senior	5/19/2022	Denver, CO	28,560	28,654	Floating	3.5%	9.3%	6/9/2027	73%	4
Loan 28	Senior	2/17/2022	Long Beach, CA	28,552	28,632	Floating	3.4%	9.2%	3/9/2027	67%	3
Loan 29	Senior	8/31/2021	Glendale, AZ	28,168	28,262	Floating	3.3%	8.9%	9/9/2026	75%	3
Loan 30	Senior	5/27/2021	Houston, TX	28,000	28,000	Floating	3.1%	8.4%	6/9/2026	67%	3
Loan 31	Senior	12/16/2021	Fort Mill, SC	27,027	27,103	Floating	3.3%	8.9%	1/9/2027	71%	3
Loan 32(6)	Mezzanine	2/8/2022	Las Vegas, NV	26,380	26,444	Fixed	7.0%	12.3%	2/8/2027	56% - 79%	3
Loan 33	Senior	12/21/2021	Phoenix, AZ	25,197	25,311	Floating	3.6%	9.3%	1/9/2027	75%	3
Loan 34	Senior	7/12/2022	Irving, TX	24,958	25,060	Floating	3.6%	9.4%	8/9/2027	72%	3
Loan 35	Senior	3/8/2022	Glendale, AZ	24,477	24,602	Floating	3.5%	9.1%	3/9/2027	73%	3
Loan 36	Senior	7/1/2021	Aurora, CO	23,887	23,952	Floating	3.2%	8.9%	7/9/2026	73%	3
Loan 37	Senior	3/31/2022	Phoenix, AZ	23,565	23,691	Floating	3.7%	9.3%	4/9/2027	75%	3
Loan 38	Senior	11/4/2021	Austin, TX	23,089	23,181	Floating	3.4%	9.0%	11/9/2026	71%	3
Loan 39	Senior	6/22/2021	Phoenix, AZ	21,868	21,929	Floating	3.3%	8.9%	7/9/2026	75%	2
Loan 40	Senior	7/13/2021	Oregon City, OR	21,756	21,764	Floating	3.4%	9.0%	8/9/2026	73%	3
Loan 41	Senior	1/12/2022	Austin, TX	20,073	20,107	Floating	3.4%	9.2%	2/9/2027	75%	3
Loan 42	Senior	9/22/2021	Denton, TX	19,742	19,761	Floating	3.3%	8.9%	10/9/2025	70%	3
Loan 43	Senior	8/6/2021	La Mesa, CA	19,666	19,666	Floating	3.0%	8.3%	8/9/2025	70%	3
Loan 44	Senior	12/21/2021	Gresham, OR	19,424	19,455	Floating	3.6%	9.4%	1/9/2027	74%	3
Loan 45	Senior	9/1/2021	Bellevue, WA	19,308	19,308	Floating	3.0%	8.3%	9/9/2025	64%	3
Loan 46	Senior	6/24/2021	Phoenix, AZ	19,236	19,236	Floating	3.5%	8.8%	7/9/2026	63%	4
Loan 47	Senior	5/5/2022	Charlotte, NC	18,448	18,500	Floating	3.5%	9.3%	5/9/2027	61%	3
Loan 48	Senior	7/14/2021	Salt Lake City, UT	18,308	18,315	Floating	3.4%	9.0%	8/9/2026	73%	3
Loan 49	Senior	4/29/2022	Tacoma, WA	17,973	18,031	Floating	3.3%	9.1%	5/9/2027	72%	3
Loan 50	Senior	6/25/2021	Phoenix, AZ	17,473	17,518	Floating	3.2%	8.9%	7/9/2026	75%	3
Loan 51	Senior	7/21/2021	Durham, NC	15,186	15,228	Floating	3.4%	9.0%	8/9/2026	58%	3
Loan 52	Senior	3/8/2022	Glendale, AZ	11,423	11,482	Floating	3.5%	9.1%	3/9/2027	73%	3
Loan 53	Mezzanine	7/30/2014	Various - TX	4,434	4,434	Fixed	9.5%	9.5%	8/11/2024	71%-83%	3
Total/Weighted average multifamily loans				$1,614,533	$1,616,721	52% of total loans	3.5%	9.2%	2.9 years		3.1

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Office
Loan 54	Senior	2/17/2022	Boston, MA	$84,718	$84,924	Floating	3.8%	9.6%	3/9/2027	54%	3
Loan 55	Senior	12/7/2018	Carlsbad, CA	75,862	75,862	Floating	4.4%	9.7%	12/9/2024	67%	3
Loan 56	Senior	8/28/2018	San Jose, CA	74,071	74,071	Floating	2.6%	7.9%	8/28/2025	75%	3
Loan 57	Senior	1/19/2021	Phoenix, AZ	72,355	72,460	Floating	3.7%	9.3%	2/9/2026	70%	3
Loan 58	Senior	2/13/2019	Baltimore, MD	58,758	58,758	Floating	3.6%	8.9%	2/9/2025	74%	3
Loan 59	Senior	5/23/2022	Plano, TX	40,245	40,300	Floating	4.3%	9.9%	6/9/2027	64%	3
Loan 60	Senior	4/27/2022	Plano, TX	39,500	39,523	Floating	4.1%	9.8%	5/9/2027	70%	3
Loan 61	Senior	11/23/2021	Tualatin, OR	39,319	39,372	Floating	4.0%	9.6%	12/9/2026	66%	4
Loan 62	Senior	9/28/2021	Reston, VA	37,948	37,956	Floating	4.1%	9.9%	10/9/2026	71%	4
Loan 63	Senior	11/17/2021	Dallas, TX	36,825	36,859	Floating	4.0%	9.8%	12/9/2025	61%	4
Subtotal top 10 office loans				$559,601	$560,085	18% of total loans

Loan 64	Senior	4/7/2022	San Jose, CA	$33,817	$33,906	Floating	4.2%	10.0%	4/9/2027	70%	3
Loan 65	Senior	6/2/2021	South Pasadena, CA	33,704	33,619	Floating	5.0%	10.3%	6/9/2026	69%	3
Loan 66	Senior	4/30/2021	San Diego, CA	32,981	33,050	Floating	3.6%	9.3%	5/9/2026	55%	3
Loan 67	Senior	6/16/2017	Miami, FL	30,348	30,008	Floating	5.8%	11.1%	12/8/2023	73%	3
Loan 68	Senior	3/31/2022	Blue Bell, PA	28,441	28,441	Floating	4.2%	9.5%	4/9/2025	59%	3
Loan 69	Senior	11/19/2021	Gardena, CA	28,358	28,505	Floating	3.6%	9.3%	12/9/2026	69%	3
Loan 70	Senior	10/21/2021	Blue Bell, PA	27,930	27,930	Floating	3.8%	9.5%	11/9/2023	78%	3
Loan 71	Senior	2/26/2019	Charlotte, NC	25,978	26,052	Floating	3.3%	8.6%	7/9/2025	51%	2
Loan 72	Senior	12/7/2021	Hillsboro, OR	24,714	24,746	Floating	4.0%	9.6%	12/9/2024	71%	3
Loan 73	Senior	9/16/2019	San Francisco, CA	23,543	23,543	Floating	3.3%	8.6%	10/9/2024	82%	3
Subtotal top 20 office loans				$849,415	$849,885	27% of total loans

Loan 74	Senior	7/30/2021	Denver, CO	$23,054	$23,133	Floating	4.4%	10.1%	8/9/2026	66%	3
Loan 75	Senior	8/27/2019	San Francisco, CA	22,121	22,121	Floating	2.9%	8.3%	9/9/2024	79%	3
Loan 76(7)	Senior	7/12/2019	Washington, D.C.	20,000	54,726	n/a(7)	n/a(7)	n/a(7)	8/9/2024	68%	5
Loan 77	Senior	10/29/2020	Denver, CO	19,056	19,063	Floating	3.7%	9.4%	11/9/2025	64%	3
Loan 78	Senior	10/13/2021	Burbank, CA	16,366	16,436	Floating	4.0%	9.7%	11/9/2026	57%	3
Loan 79	Senior	8/31/2021	Los Angeles, CA	15,888	15,888	Floating	4.1%	9.4%	9/9/2026	58%	3
Loan 80	Senior	11/16/2021	Charlotte, NC	15,392	15,466	Floating	4.5%	10.2%	12/9/2026	67%	3
Loan 81	Senior	11/10/2021	Richardson, TX	13,522	13,507	Floating	4.1%	9.8%	12/9/2026	71%	4
Loan 82	Senior	9/26/2019	Salt Lake City, UT	12,524	12,524	Floating	2.8%	8.1%	10/9/2024	43%	3
Loan 83	Mezzanine	2/13/2023	Baltimore, MD	2,900	2,900	Fixed	n/a (8)	13.0%	2/7/2025	74%-75%	3
Total/Weighted average office loans				$1,010,238	$1,045,649	33% of total loans	3.8%	9.3%	2.3 years		3.1

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Hotel
Loan 84	Senior	1/2/2018	San Jose, CA	$193,435	$193,435	Floating	4.8%	10.1%	11/9/2026	73%	4
Loan 85	Senior	6/25/2018	Englewood, CO	73,000	73,000	Floating	3.5%	8.8%	2/9/2025	62%	3
Loan 86	Mezzanine	1/9/2017	New York, NY	12,450	12,330	Floating	11.0%	17.3%	12/15/2023	67% - 80%	3
Total/Weighted average hotel loans				$278,885	$278,765		4.7%	10.1%	2.5 years		3.7

Other (Mixed-use)
Loan 87	Senior	10/24/2019	Brooklyn, NY	$77,801	$77,802	Floating	4.2%	9.5%	11/9/2024	70%	3
Loan 88	Senior	1/13/2022	New York, NY	46,015	46,090	Floating	3.5%	9.3%	2/9/2027	67%	3
Loan 89	Senior	5/3/2022	Brooklyn, NY	28,590	28,665	Floating	4.4%	10.2%	5/9/2027	68%	3
Total/Weighted average other (mixed-use) loans				$152,406	$152,557		4.0%	9.6%	2.3 years		3.0

Industrial
Loan 90	Senior	7/13/2022	Ontario, CA	$23,395	$23,539	Floating	3.3%	9.0%	8/9/2027	66%	3
Loan 91	Senior	3/25/2022	City of Industry, CA	19,668	19,719	Floating	3.4%	9.2%	4/9/2027	67%	3
Loan 92	Senior	3/21/2022	Commerce, CA	11,345	11,374	Floating	3.3%	9.1%	4/9/2027	71%	3
Total/Weighted average industrial loans				$54,408	$54,632		3.3%	9.1%	3.7 years		3.0

Total/Weighted average senior and mezzanine loans and preferred equity - Our Portfolio				$3,110,470	$3,148,324		3.7%	9.3%	2.6 years		3.2
_________________________________________
(1)Represents carrying values at our share as of September 30, 2023.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include Secured Overnight Financing Rate (“SOFR”), which was 5.32% as of September 30, 2023.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment-in-kind interest income and the accrual of origination and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of September 30, 2023, for weighted average calculations.
(4)Except for construction loans, senior loans reflect the initial loan amount divided by the as-is value as of the date the loan was originated, or the principal amount divided by the appraised value for the in place collateral as of the date of the most recent as-is appraisal. Mezzanine loans include attachment loan-to-value and detachment loan-to-value, respectively. Attachment loan-to-value reflects initial funding of loans senior to our position divided by the as-is value as of the date the loan was originated, or the principal amount divided by the appraised value for the in place collateral as of the date of the most recent appraisal. Detachment loan-to-value reflects the cumulative initial funding of our loan and the loans senior to our position divided by the as-is value as of the date the loan was originated, or the cumulative principal amount divided by the appraised value for the in place collateral as of the date of the most recent appraisal.
(5)On a quarterly basis, the Company’s senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of September 30, 2023.
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
(7)Loan 76 was placed on nonaccrual status in February 2023; as such, no income is being recognized.
(8)Loan 83 has a payment-in-kind provision and accrues interest at 13.0%.

At September 30, 2023, our general CECL reserve for our outstanding loans and future loan funding commitments is $55.0 million, which is 1.67% of the aggregate commitment amount of our loan portfolio, excluding loans that were evaluated for specific CECL reserves. This represents an increase of $2.9 million from $52.1 million or 1.56% of the aggregate commitment amount of our loan portfolio at June 30, 2023. This increase was primarily driven by the macroeconomic assumptions utilized in the general CECL model. During the third quarter of 2023, we charged off $14.5 million of specific CECL reserves related to the Mezzanine B Note that was deemed uncollectible. We also charged off $10.9 million of specific CECL reserves related to one Oakland, California office senior loan that was acquired through a deed-in-lieu of foreclosure. Additionally, we recorded $4.8 million of specific CECL reserves related to our Washington, D.C. office senior loan. For further discussion on the Washington, D.C. office senior loan see “Asset Specific Loan Summaries” below.
Asset Specific Loan Summaries
Washington, D.C Office Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q3 Risk ranking
Loan 76	Senior	Office	7/12/2019	$20,000	$54,726	n/a/(2)	n/a/(2)	n/a/(2)	8/9/2024	68%	5
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
(2)Loan 76 was placed on nonaccrual status in February 2023; as such, no income is being recognized.
We originated a $65.4 million senior mortgage loan in 2019 to finance the acquisition, capital improvements and leasing of a twelve story, 185,000 square foot, multi-tenant, Class-B office building located in the Dupont Circle neighborhood of Washington, D.C. (the “DC Office Loan”). A portion of the office space has been converted into coworking space, which includes private offices, suites, and an amenity floor.
As of September 30, 2023, the DC Office Loan property was 50% leased. In addition to vacancy issues exacerbated by COVID-19, work from home and government telework programs, the property has tenant leases that expire at the end of 2023, creating further uncertainty around the ability to re-lease vacant space should these tenants elect not to renew.
The DC Office Loan’s second maturity was in August 2022, and it did not pass the extension tests. We granted the sponsor a sixty-day extension and an additional ninety-day extension to raise equity for a paydown to extend the loan for twelve months.
At the end of the ninety-day extension, we were unable to reach extension terms with the borrower. The DC Office Loan defaulted in January 2023 and was placed on nonaccrual status as of February 2023. We expect to complete the foreclosure process and take possession of the underlying property by the end of the fourth quarter of 2023. We are examining all options to resolve the asset, including whether value may be maximized by a potential change of use of the property. We utilized the estimated fair value of the collateral and therefore recorded a specific CECL reserve during the first and third quarter of 2023.
San Jose, California Hotel Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q3 Risk ranking
Loan 84	Senior	Hotel	1/2/2018	$193,435	$193,435	Floating	4.8%	10.1%	11/9/2026	73%	4
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
In November 2021, the borrower emerged from a bankruptcy process that included rebranding the hotel under Signia by Hilton and securing a $25 million mezzanine loan from a third-party lender to support the re-opening, property improvement plans, certain operating expenses and all expenses associated with the bankruptcy process. The bankruptcy court confirmed the amended and restated senior mortgage loan terms in the amount of $184.9 million, an upsize which reflected accrued interest and fees, collapsed our prior preferred equity investment into the restated senior mortgage loan, and included certain other costs and expenses associated with bankruptcy. The San Jose hotel reopened in April 2022.
In February 2023 we upsized the $184.9 million loan by $7.0 million to fund renovations of certain unrenovated guest rooms and to fund debt service shortfalls. In June 2023 we upsized the loan by an additional $1.4 million to fund debt service. During the third quarter of 2023, the third-party lender’s mezzanine loan was upsized by $4.3 million to address anticipated debt service shortfalls through the sale of the annex tower.
The 805-room property consists of a main hotel tower and a second expansion annex tower. The borrower has entered into a purchase and sale agreement to sell the 264-room hotel annex tower in the fourth quarter of 2023. The prospective buyer is in the due diligence phase. If the sale closes, certain proceeds from the sale may be applied to pay down and recapitalize the San Jose Hotel Loan.
Tualatin, Oregon Office Park Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q3 Risk ranking
Loan 61	Senior	Office	11/23/2021	$39,319	$39,372	Floating	4.0%	9.6%	12/9/2026	66%	4
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
We originated a $45.8 million senior loan to refinance the sponsor’s existing loan on the Tualatin office complex (the “Tualatin Office Loan”) in 2021. The Tualatin Office Loan included an initial funding of $38.6 million with an additional $7.2 million of future advances.
The Tualatin office sponsor sought to take advantage of workers seeking to avoid commuting into Portland’s central business district and looking to work closer to home. The Tualatin office properties consist of ten buildings averaging 34,000 square feet each, with open-air common areas other than within the management offices, which the sponsor viewed as preferable for tenants during the COVID-19 pandemic. The Tualatin office buildings were 70% occupied when the Tualatin Office Loan was originated and included future advances to finance additional tenant improvements for the anticipated new leasing activity. Prior to our origination of the Tualatin Office Loan, the sponsor had invested $6.0 million into an upgraded fitness center, new heating, ventilation, and cooling system, resurfaced parking lots, and installed signage.
The Tualatin office properties have maintained occupancy through the third quarter of 2023, but only a minor amount of new leasing was completed. The lack of new leasing combined with rising interest rates has led to debt service exceeding monthly net operating income. The negative leasing projections for the Tualatin office properties, anticipated tenant vacancies later in 2023, and uncertainty in the office market, may result in a valuation impairment or investment loss.
Net Leased and Other Real Estate
Our net leased real estate investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity. In addition, we may own net leased real estate investments through joint ventures with one or more partners. As part of our net leased real estate strategy, we explore a variety of real estate investments including multi-tenant office, multifamily, student housing and industrial. Additionally, we have two investments in direct ownership of commercial real estate and own these operating real estate investments through joint ventures with one or more partners. We also own three properties included in other real estate that were acquired through deeds-in-lieu of foreclosure. Our properties are typically well-located with strong operating partners.
As of September 30, 2023, $817.4 million or 20.8% of our assets were invested in net leased and other real estate properties and these properties were 92.5% occupied. The following table presents our net leased and other real estate investments as of September 30, 2023 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI three months ended September 30, 2023(3)
Net leased real estate	8	$572,984	$12,231
Other real estate	5	244,440	4,463
Total/Weighted average net leased and other real estate	13	$817,425	$16,694
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of September 30, 2023; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of September 30, 2023:

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)
Net leased real estate
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	14.9
Net lease 2	Office	Stavanger, Norway	1	1,290,926 RSF	100%	6.7
Net lease 3	Office	Aurora, CO	1	183,529 RSF	100%	4.2
Net lease 4	Office	Indianapolis, IN	1	338,000 RSF	100%	7.3
Net lease 5	Retail	Various - U.S.	7	319,600 RSF	100%	4.2
Net lease 6	Retail	Keene, NH	1	45,471 RSF	100%	5.3
Net lease 7	Retail	South Portland, ME	1	52,900 RSF	100%	8.3
Net lease 8	Retail	Fort Wayne, IN	1	50,000 RSF	100%	0.9
Total/Weighted average net leased real estate			15	5,067,769 RSF	100%	10.0

Other real estate
Other real estate 1(4)	Office	Creve Coeur, MO	7	847,604 RSF	87%	3.9
Other real estate 2(4)	Office	Warrendale, PA	5	496,414 RSF	84%	5.6
Other real estate 3	Office	Long Island City, NY	1	220,872 RSF	30%	3.5
Other real estate 4	Office	Long Island City, NY	1	128,195 RSF	9%	7.0
Other real estate 5	Office	Oakland, CA	1	90,693 RSF	42%	3.6
Total/Weighted average other real estate			15	1,783,778 RSF	64%	4.8

Total net leased and other real estate			30
_________________________________________
(1)Rentable square feet based on carrying value at our share as of September 30, 2023.
(2)Represents the percent leased as of September 30, 2023. Weighted average calculation based on carrying value at our share as of September 30, 2023.
(3)Based on in-place leases (defined as occupied and paying leases) as of September 30, 2023, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of September 30, 2023.
(4)The current maturity of the debt on Other real estate 1 is October 2024 and the debt on Other real estate 2 is January 2025.
Asset Specific Net Leased Summaries
Warehouse Distribution Portfolio Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	14.9
In August 2018 we acquired two warehouse distribution facilities located in Tracy, California and Tolleson, Arizona (the “Warehouse Distribution Portfolio”) for $292 million. These two properties are 100% occupied by a single tenant that is rated investment grade Ba1 from Moody’s. The tenant is a national grocer and these properties form a part of its national distribution network. The Warehouse Distribution Portfolio lease (the “Warehouse Distribution Portfolio Lease”) requires the tenant to pay for all real estate-related expenses, including operational expenditures, capital expenditures and taxes. The tenant has invested a significant amount of capital expenditures into each property over the past few years and has plans for additional capital expenditures in 2023. The Warehouse Distribution Portfolio Lease has a remaining lease term of 14.9 years ending in 2038. The tenant has the option to extend the lease for nine five-year periods at the same terms with rent adjusted to market rent. The Warehouse Distribution Portfolio Lease also has annual rent increases of 1.5%. Financing on the Warehouse Distribution Portfolio consists of mortgage and mezzanine debt for a total combined amount payable of $200 million. The debt is interest only at a blended fixed rate of 4.8% and matures in September 2028. The debt has a defeasance provision for any early loan prepayment. The tenant has made all rent payments and is current on all its financial obligations under the Warehouse Distribution Portfolio Lease. The tenant has recently announced a merger with another national grocer, which is pending regulatory approval. If the merger is approved, it is not expected to impact our lease agreement.
The Warehouse Distribution Portfolio has generated net operating income for the nine months ended September 30, 2023, of $15.2 million and the asset value on our consolidated balance sheet is $247.2 million as of September 30, 2023.

Stavanger, Norway Office Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)
Net lease 2	Office	Stavanger, Norway	1	1,290,926 RSF	100%	6.7
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
Financing on the Norway Net Lease consists of a mortgage payable of $149.5 million (NOK 1.6 billion) with a fixed rate of 3.9%, which matures in June 2025, at which time there will be five years remaining on the initial lease term. The financing includes a provision for annual appraisal valuation each May with loan-to-value (“LTV”) tests declining from 75% LTV beginning in year five, to 70% LTV after year eight and 65% LTV after year nine. The most recent valuation in May 2023 resulted in an LTV above the current 70% threshold. As a result, we contributed $3.5 million of cash to our entity thereby putting us in compliance with the LTV test. The $3.5 million is included in cash and cash equivalents on our consolidated balance sheet and remains available for our use. Market conditions could impact property valuations and continuing compliance with these annual tests, resulting in a cash trap subject to LTV rebalancing.
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

Results of Operations
The following table summarizes our portfolio results of operations for the three months ended September 30, 2023, and June 30, 2023 (dollars in thousands):

	Three Months Ended September 30,	Three Months Ended June 30,		Increase (Decrease)
	2023	2023	Amount	%
Net interest income
Interest income	$75,630	$74,339	$1,291	1.7%
Interest expense	(43,647)	(44,095)	448	(1.0)%
Net interest income	31,983	30,244	1,739	5.7%

Property and other income
Property operating income	24,247	21,727	2,520	11.6%
Other income	2,855	3,248	(393)	(12.1)%
Total property and other income	27,102	24,975	2,127	8.5%

Expenses
Property operating expense	7,392	5,443	1,949	35.8%
Transaction, investment and servicing expense	311	820	(509)	(62.1)%
Interest expense on real estate	6,833	6,773	60	0.9%
Depreciation and amortization	8,851	7,941	910	11.5%
Increase of current expected credit loss reserve	7,671	28,966	(21,295)	(73.5)%
Compensation and benefits	11,971	9,368	2,603	27.8%
Operating expense	3,286	3,273	13	0.4%
Total expenses	46,315	62,584	(16,269)	(26.0)%

Other income
Other gain (loss), net	(220)	177	(397)	(224.3)%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	12,550	(7,188)	19,738	274.6%
Income tax expense	(158)	(310)	152	(49.0)%
Net income (loss)	$12,392	$(7,498)	$19,890	265.3%

Comparison of Three Months Ended September 30, 2023 and June 30, 2023
Net Interest Income
Interest income
Interest income increased by $1.3 million to $75.6 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. The increase was primarily due to $3.1 million related to higher interest rates, partially offset by $2.2 million due to loan repayments and $0.4 million related to three loans acquired as real estate through deeds-in-lieu of foreclosure.
Interest expense
Interest expense decreased by $0.4 million to $43.6 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. Interest expense decreased by $2.6 million due to paydowns on financings and lower deferred financings costs, which was partially offset by an increase of $2.1 million due to higher interest rates.
Property and other income
Property operating income
Property operating income increased by $2.5 million to $24.2 million for the three months ended September 30, 2023, as compared to the three months ended June 30, 2023 primarily consisting of $1.3 million related to real estate acquisitions and a tax refund of $0.6 million related to an office property.

Other income
Other income decreased by $0.4 million to $2.9 million during the three months ended September 30, 2023 as compared to the three months ended June 30, 2023, primarily due to lower cash balances invested in money market investments.
Expenses
Property operating expense
Property operating expense increased by $1.9 million to $7.4 million for the three months ended September 30, 2023, as compared to the three months ended June 30, 2023 primarily consisting of $0.9 million related to real estate acquisitions and higher utility and repairs expense of $0.8 million related to an office property.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.5 million to $0.3 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023 primarily due to lower legal and franchise tax expense.
Interest expense on real estate
Interest expense on real estate increased by a de minimis amount to $6.8 million for the three months ended September 30, 2023, as compared to the three months ended June 30, 2023.
Depreciation and amortization
Depreciation and amortization expense increased by $0.9 million to $8.9 million for the three months ended September 30, 2023, as compared to the three months ended June 30, 2023. The increases relates to real estate acquisitions.
Increase of current expected credit loss reserve
We recorded CECL reserves of $7.7 million for the three months ended September 30, 2023, as compared to reserves of $29.0 million for three months ended June 30, 2023. The decrease was primarily driven by lower reserves related to our portfolio of office loans.
Compensation and benefits
Compensation and benefits increased by $2.6 million to $12.0 million for the three months ended September 30, 2023, as compared to the three months ended June 30, 2023, primarily due to fully recognizing stock compensation on performance stock units issued in March 2023.
Operating expense
Operating expense increased by a de minimis amount to $3.3 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023.
Other income (loss)
Other gain (loss), net
Other gain, net decreased by $0.4 million to a loss of $0.2 million for the three months ended September 30, 2023, as compared to the three months ended June 30, 2023. The decrease was primarily due to lower unrealized gains on foreign currency hedges.
Income tax benefit (expense)
Income tax expense decreased by $0.2 million to $0.2 million for the three months ended September 30, 2023, as compared to the three months ended June 30, 2023. The decrease was primarily related to lower taxable income recorded.

The following table summarizes our portfolio results of operations for the nine months ended September 30, 2023, and September 30, 2022 (dollars in thousands):

	Nine Months Ended September 30,			Increase (Decrease)
	2023	2022	Amount	%
Net interest income
Interest income	$225,584	$161,325	$64,259	39.8%
Interest expense	(130,404)	(70,471)	(59,933)	85.0%
Interest income on mortgage loans held in securitization trusts	—	28,692	(28,692)	(100.0)%
Interest expense on mortgage obligations issued by securitization trusts	—	(26,051)	26,051	(100.0)%
Net interest income	95,180	93,495	1,685	1.8%

Property and other income
Property operating income	68,525	68,213	312	0.5%
Other income	9,158	2,679	6,479	241.8%
Total property and other income	77,683	70,892	6,791	9.6%

Expenses
Property operating expense	18,687	17,804	883	5.0%
Transaction, investment and servicing expense	1,966	3,037	(1,071)	(35.3)%
Interest expense on real estate	19,115	21,720	(2,605)	(12.0)%
Depreciation and amortization	24,788	25,886	(1,098)	(4.2)%
Increase of current expected credit loss reserve	76,250	50,026	26,224	52.4%
Compensation and benefits	30,144	24,868	5,276	21.2%
Operating expense	10,033	11,964	(1,931)	(16.1)%
Total expenses	180,983	155,305	25,678	16.5%

Other income
Other gain, net	615	34,590	(33,975)	(98.2)%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(7,505)	43,672	(51,177)	(117.2)%
Equity in earnings of unconsolidated ventures	9,055	25	9,030	36120.0%
Income tax expense	(859)	(1,135)	276	(24.3)%
Net income	$691	$42,562	$(41,871)	(98.4)%
Comparison of Nine Months Ended September 30, 2023 and September 30, 2022
Net Interest Income
Interest income
Interest income increased by $64.3 million to $225.6 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily due to $64.1 million related to higher interest rates and $32.1 million related to loan originations, which was offset by $28.5 million due to loan repayments and $5.9 million relating to nonaccrual loans.
Interest expense
Interest expense increased by $59.9 million to $130.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily due to $53.6 million from higher interest rates and $14.6 million from financing on new loan originations, partially offset by $7.6 million from paydowns on financings.
Net interest income on mortgage loans and obligations held in securitization trusts, net
We did not hold any retained interests of securitization trusts, net during the nine months ended September 30, 2023 following the sale of the retained interests of a securitization trust during the fourth quarter of 2022. We recorded $2.6 million of net interest income on mortgage loans and obligations held in securitization trusts, net during the nine months ended September 30, 2022.

Property and other income
Property operating income
Property operating income increased by $0.3 million to $68.5 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily due to $1.3 million from real estate acquisitions and a tax refund of $0.6 million related to an office property in the nine months ended September 30, 2023, partially offset by $1.7 million from real estate properties sold in the first quarter of 2022.
Other income
Other income increased by $6.5 million to $9.2 million for the nine months ended September 30, 2023, primarily due to higher interest rates on money market investments.
Expenses
Property operating expense
Property operating expense increased by $0.9 million to $18.7 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily due to $1.2 million from real estate acquisitions and $1.1 million of higher utilities, insurance and property taxes incurred at two office properties during the nine months ended September 30, 2023, partially offset by $1.5 million due to real estate properties sold in the first quarter of 2022.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $1.1 million to $2.0 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily due to $0.5 million of costs associated with the sale of a joint venture in the first quarter of 2022 and $0.5 million related to lower servicer fees.
Interest expense on real estate
Interest expense on real estate decreased by $2.6 million to $19.1 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily due to amortization income recorded on above-market debt during the nine months ended September 30, 2023.
Depreciation and amortization
Depreciation and amortization expense decreased by $1.1 million to $24.8 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily due to fully depreciating and amortizing assets associated with an office property of $1.2 million and foreign currency translation of $0.8 million partially offset by $1.0 million due to real estate acquisitions.
Increase of current expected credit loss reserve
During the nine months ended September 30, 2023, we recorded CECL reserves of $76.3 million as compared to reserves of $50.0 million for the nine months ended September 30, 2022. This was driven by an increase in our specific reserves related to the Washington, D.C. office senior loan, the Long Island City, New York office senior loan, the Oakland, California office senior loan and the Development Mezzanine Loan.
Compensation and benefits
Compensation and benefits increased by $5.3 million to $30.1 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to fully recognizing stock compensation on performance stock units issued in March 2023.
Operating expense
Operating expense decreased by $1.9 million to $10.0 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily due to lower third party fees.

Other income (loss)
Other gain, net
Other gain, net decreased by $34.0 million to $0.6 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to $31.4 million in realized gains associated with asset sales in 2022.
Equity in earnings of unconsolidated ventures
During the nine months ended September 30, 2023, we realized a one-time gain from our ratable share of dispute resolution proceeds of approximately $9.0 million from the senior mezzanine lender at our prior Los Angeles, California mixed-use project construction mezzanine loan and retained B-participation investment. In connection with the settlement, effective January 26, 2023, we have no further interest in the loan or investment. We recorded de minimis equity in earnings of unconsolidated ventures during the nine months ended September 30, 2022.
Income tax benefit (expense)
Income tax expense decreased by $0.3 million to $0.9 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to a decrease in taxable income.
Book Value Per Share
The following table calculates our GAAP book value per share and undepreciated book value per share ($ in thousands, except per share data):

	September 30, 2023	December 31, 2022
Stockholders’ Equity excluding noncontrolling interests in investment entities	$1,314,178	$1,387,768
Shares
Class A common stock	129,985	128,872
Total outstanding	129,985	128,872
GAAP book value per share	$10.11	$10.77
Accumulated depreciation and amortization per share	$1.44	$1.29
Undepreciated book value per share(1)	$11.55	$12.06
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
The following table summarizes our quarterly Distributable Earnings and Adjusted Distributable Earnings per weighted average share of Class A common stock and OP units for the three months ended September 30, 2023 and 2022, June 30, 2023 and 2022 and March 31, 2023 and 2022:

	Distributable Earnings For the Three Months Ended
	September 30,	June 30,	March 31,
2023	$0.24	$0.16	$(0.09)
2022	(0.19)	0.24	0.22

	Adjusted Distributable Earnings For the Three Months Ended
	September 30,	June 30,	March 31,
2023	$0.28	$0.25	$0.27
2022	0.25	0.24	0.22
Distributable Earnings per weighted average share of Class A common stock and OP units for the three months ended September 30, 2023 and 2022, June 30, 2023 and 2022 and March 31, 2023 and 2022 does not equal the sum of the individual quarters due to rounding and other computational factors.

The following tables present a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the three months ended September 30, 2023 and 2022, June 30, 2023 and 2022 and March 31, 2023 and 2022:

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$12,389	$(7,486)	$(4,127)
Adjustments:
Non-cash equity compensation expense	5,855	3,102	2,295
Depreciation and amortization	8,931	7,728	6,556
Net unrealized loss (gain):
Other unrealized loss (gain) on investments	1,107	(89)	(550)
General CECL reserves	2,880	18,048	(15,394)
Adjustments related to noncontrolling interests	(182)	(185)	(258)
Distributable Earnings (Loss) attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$30,980	$21,118	$(11,478)
Distributable Earnings (Loss) per share	$0.24	$0.16	$(0.09)

Adjustments:
Specific CECL reserves	$4,791	$10,918	$55,007
Fair value adjustments	—	—	(9,055)
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$35,771	$32,036	$34,474
Adjusted Distributable Earnings per share	$0.28	$0.25	$0.27
Weighted average number of shares of Class A common stock and OP units	129,986	129,992	129,202

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(20,463)	$34,287	$27,724
Adjustments:
Net income attributable to noncontrolling interest of the Operating Partnership	—	359	654
Non-cash equity compensation expense	2,217	2,286	1,880
Depreciation and amortization	8,553	8,711	8,603
Net unrealized loss (gain):
Other unrealized (gain) loss on investments	(605)	(1,940)	1,448
General CECL reserves	(16,194)	10,143	(866)
Gain (loss) on sales of real estate, preferred equity and investments in unconsolidated joint ventures	2,004	(22,210)	(10,503)
Adjustments related to noncontrolling interests	(191)	(191)	(165)
Distributable Earnings (Loss) attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$(24,679)	$31,445	$28,775
Distributable Earnings (Loss) per share(1)	$(0.19)	$0.24	$0.22

Adjustments:
Specific CECL reserves	$56,944	$—	$—
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$32,265	$31,445	$28,775
Adjusted Distributable Earnings per share(1)	$0.25	$0.24	$0.22
Weighted average number of common shares and OP units(1)	128,965	131,522	132,821
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the three months ended March 31, 2022 included 3.1 million OP units. For the three months ended June 30, 2022, included 3.1 million OP units until their redemption in May 2022.

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

The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three months ended September 30, 2023 and 2022, June 30, 2023 and 2022 and March 31, 2023 and 2022:

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$12,389	$(7,486)	$(4,127)
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	(12,398)	9,115	7,636
Net (income) loss attributable to noncontrolling interests in investment entities	3	(12)	(75)
Amortization of above- and below-market lease intangibles	97	(200)	(139)
Interest income	(41)	—	—
Interest expense on real estate	6,875	6,773	5,509
Other income	(10)	—	—
Transaction, investment and servicing expense	76	12	35
Depreciation and amortization	8,817	7,886	7,938
Operating expense	17	1	1
Other gain on investments, net	1,072	(103)	(553)
Income tax expense	99	98	345
NOI attributable to noncontrolling interest in investment entities	(302)	(286)	(300)
Total NOI, at share	$16,694	$15,798	$16,270
________________________________________
(1)Net (income) loss attributable to non-net leased and other real estate portfolios includes net (income) loss on our senior and mezzanine loans and preferred equity, CRE debt securities and corporate business segments.

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(20,463)	$34,287	$27,724
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	20,533	(31,577)	(16,242)
Net (income) loss attributable to noncontrolling interests in investment entities	(5)	(15)	22
Amortization of above- and below-market lease intangibles	(73)	(59)	(41)
Interest income	—	—	—
Interest expense on real estate	7,046	7,117	7,556
Other income	—	(17)	—
Transaction, investment and servicing expense	91	52	100
Depreciation and amortization	8,516	8,664	8,551
Operating expense	2	56	32
Other gain on investments, net	783	(2,101)	(10,369)
Income tax expense	(52)	49	69
NOI attributable to noncontrolling interest in investment entities	(306)	(297)	(309)
Total NOI, at share	$16,072	$16,159	$17,093
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $165.0 million secured revolving credit facility as of September 30, 2023, up to approximately $2.0 billion in secured revolving repurchase facilities, $995.0 million in non-recourse securitization financing, $611.1 million in commercial mortgages and $34.5 million in other asset-level financing structures (refer to “Bank Credit Facility” section below for further discussion). In addition, we may use other forms of financing, including additional warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	September 30, 2023	December 31, 2022
Debt-to-equity ratio(1)	2.0x	2.0x
_________________________________________
(1)Represents (i) total consolidated outstanding secured debt less cash and cash equivalents of $236.2 million and $306.3 million at September 30, 2023 and December 31, 2022, respectively to (ii) total equity, in each case, at period end.
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
As of September 30, 2023, we were in compliance with all of our financial covenants under the Credit Agreement.
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

The following table presents a summary of our Master Repurchase and Bank Credit Facilities as of September 30, 2023 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$600,000	$512,899	3.5	SOFR + 2.17%
Bank 2	600,000	278,586	2.5	SOFR + 1.88%
Bank 3	400,000	234,374	3.7	SOFR + 1.74%
Bank 4	400,000	181,323	3.8	SOFR + 1.80%
Total Master Repurchase Facilities	2,000,000	1,207,182

Bank Credit Facility	165,000	—	3.3	SOFR + 2.25%

Total Facilities	$2,165,000	$1,207,182
_________________________________________
(1)All facilities utilize Term SOFR at September 30, 2023.
The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities, Bank Credit Facility and CMBS Credit Facilities (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
September 30, 2023	$1,212,217	$1,207,182	$1,208,898
June 30, 2023	1,254,714	1,217,251	1,281,899
March 31, 2023	1,778,135	1,292,176	1,320,246
December 31, 2022	1,436,829	1,339,993	1,434,901
September 30, 2022	1,510,616	1,533,664	1,537,511
June 30, 2022	1,343,678	1,487,567	1,503,297
March 31, 2022	1,052,455	1,199,789	1,199,789
The decrease in our end of period UPB from June 30, 2023 to September 30, 2023 was driven by payoffs of loans during the period.
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
In October 2019, we executed a securitization transaction through our wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC, which resulted in the sale of $840.4 million of investment grade notes. As of September 30, 2023, the securitization reflects an advance rate of 66.2% at a weighted average cost of funds of Adjusted Term SOFR plus 2.14% (before transaction expenses) and is collateralized by a pool of 15 senior loan investments.
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
CLNC 2019-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the nine months ended September 30, 2023 and through October 30, 2023, two loans held in CLNC 2019-FL1 were fully repaid and one loan was partially repaid totaling $136.5 million. Two loans held in CLNC 2019-FL1 were removed as a result of the loans becoming defaulted collateral interests, totaling $97.7 million. We exchanged/purchased the two defaulted collateral interests for substitute loan investments and cash equal to the par purchase price of the defaulted collateral interests. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. As of September 30, 2023, we had $491.1 million of unpaid principal balance of CRE debt investments financed with CLNC 2019-FL1.
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
In the second quarter of 2023, we had transitioned the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities. The transition to SOFR is not expected to have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
In July 2021, we executed a securitization transaction through our subsidiaries, BRSP 2021-FL1, Ltd. and BRSP 2021-FL1, LLC, which resulted in the sale of $670.0 million of investment grade notes.
As of May 26, 2023, the benchmark index interest rate was converted from LIBOR to Term SOFR, plus a benchmark adjustment of 11.448 basis points, pursuant to the indenture agreement. Term SOFR for any interest accrual period shall be the one-month CME Term SOFR reference rate as published by the CME Group benchmark administration on each benchmark determination date.
BRSP 2021-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. From January 1, 2023 through the reinvestment date of July 20, 2023, three loans held in BRSP 2021-FL1 were fully repaid, totaling $62.1 million. We replaced the repaid loans by contributing existing loan investments of equal value. Since the expiration of the reinvestment period on July 20, 2023 and through October 30, 2023, one loan held in BRSP 2021-FL1 was fully repaid, totaling $34.9 million. The proceeds from the repayment were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At September 30, 2023, we had $765.1 million of unpaid principal balance of CRE debt investments and other assets financed with BRSP 2021-FL1. As of September 30, 2023, the securitization reflects an advance rate of 83.8% at a weighted average cost of funds of Term SOFR plus 1.49% (before transaction costs), and is collateralized by a pool of 26 senior loan investments.
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
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of September 30, 2023. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,345	$413	$825	$107	$—
Secured debt(2)	2,246,995	1,143,003	765,836	90,408	247,748
Securitization bonds payable(3)	1,010,018	907,007	103,011	—	—
Ground lease obligations(4)	25,025	2,458	4,305	3,736	14,526
Office leases	7,313	1,289	2,623	2,687	714
	$3,290,696	$2,054,170	$876,600	$96,938	$262,988
Lending commitments(5)	200,454
Total	$3,491,150
_________________________________________
(1)Future interest payments were estimated based on the applicable index at September 30, 2023 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at September 30, 2023.
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
During the nine months ended September 30, 2023, we did not make any share repurchases, and as of September 30, 2023, there was $50.0 million remaining available to make repurchases under the prior stock repurchase program.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2023	2022	Change
Operating activities	$101,217	$88,980	$12,237
Investing activities	228,909	(278,053)	506,962
Financing activities	(395,194)	235,002	(630,196)

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
Our operating activities provided net cash inflows of $101.2 million and $89.0 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash provided by operating activities increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to higher income earned as a result of higher interest rates.
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
Investing activities generated net cash inflows of $228.9 million for the nine months ended September 30, 2023. Net cash provided by investing activities in 2023 resulted primarily from repayments on loans held for investment, net of $288.7 million partially offset by origination and fundings on our loans held for investment, net of $57.5 million.
Investing activities used net cash outflows of $278.1 million for the nine months ended September 30, 2022. Net cash used in investing activities in 2022 resulted primarily from originations and fundings on our loans held for investment, net of $929.2 million partially offset by repayments on loans held for investment of $525.6 million, proceeds from sales of real estate of $55.6 million, proceeds from sales of investments in unconsolidated ventures of $38.1 million and repayments of principal in mortgage loans held in securitization trusts of $18.7 million.
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
Financing activities used net cash of $395.2 million for the nine months ended September 30, 2023, which resulted primarily from repayment of credit facilities of $243.7 million, repayment of securitization bonds of $177.7 million and distributions paid on common stock of $78.0 million partially offset by borrowings from credit facilities of $110.8 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risks are interest rate risk, prepayment risk, extension risk, credit risk, real estate market risk, capital market risk and foreign currency risk, either directly through the assets held or indirectly through investments in unconsolidated ventures. For a discussion of current market conditions, refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Impacting Our Operating Results” and to Part II, Item 1A. “Risk Factors.”
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
As of September 30, 2023, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase or decrease interest income by $7.9 million annually, net of interest expense.

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
The COVID-19 pandemic has had a direct and volatile impact on the global markets, including the commercial real estate equity and debt capital markets. The continued disruption caused by COVID-19 has led to a negative impact on asset valuations and significant constraints on liquidity in the capital markets, which have led to restrictions on lending activity, downward pressure on covenant compliance and requirements to post margin or repayments under master repurchase financing arrangements. Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the nine months ended September 30, 2023, and through October 30, 2023, we have not received any margin calls under our Master Repurchase Facilities.
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
At September 30, 2023, we had approximately NOK 622.7 million or a total of $58.2 million, in net investments in our European subsidiaries. A 1.0% change in the foreign currency rate would result in a $0.6 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiary.
A summary of the foreign exchange contracts in place at September 30, 2023, including notional amount and key terms, is included in Note 14, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at September 30, 2023, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the nine months ended September 30, 2023.
Purchases of Equity Securities by Issuer
The Company did not repurchase any of its Class A common stock during the three months ended September 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the period ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

Dated: October 31, 2023

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)