Form 10-K
period 2023-12-31
BrightSpire Capital, Inc.
filed 2024-02-21
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, was approximately $865.3 million. As of February 20, 2024, BrightSpire Capital, Inc. had 129,985,107 shares of Class A common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the impacts of the COVID-19 pandemic, such as changes in consumer behavior and corporate policies that have affected the use of and demand for traditional retail, hotel and office space;
•we depend on borrowers and tenants for a substantial portion of our revenue and, accordingly, our revenue and our ability to make distributions to stockholders will be dependent upon the success and economic viability of such borrowers and tenants;
•high interest rates may adversely impact the value of our variable-rate investments, result in higher interest expense and in disruptions to our borrowers’ and tenants’ ability to finance their activities, on whom we depend for a substantial portion of our revenue;
•lower interest rates may materially impact earnings as a result of generating less income on our loans, borrowers ability to refinance existing loans and our ability to redeploy funds in a timely manner or to supplement earnings loss;
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
•the fair value of our investments may be subject to uncertainties including impacts associated with inflation, high interest rates and, credit spreads and the transition from LIBOR to SOFR, and increased market volatility affecting commercial real estate businesses and public securities;
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
•our lack of an established minimum distribution payment level, and whether we can continue to pay distributions in the future;
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
The foregoing list of factors is not exhaustive, and many of these risks are heightened as a result of the numerous adverse impacts of the COVID-19 pandemic. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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
Risks Related to COVID-19
•The COVID-19 pandemic and risks of other pandemics, measures intended to prevent their spread and government actions to mitigate its economic impact have had an may continue to have a material adverse effect on our business, results of operations and financial condition.
•Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly in light of ongoing market dislocations resulting from the COVID-19 pandemic or other pandemics.
•In connection with the market disruptions resulting from the COVID-19 pandemic, we changed our interest rate hedging strategy and closed out of, or terminated a portion of our interest rate hedges, incurring realized losses. As a result, interest rate risk exposure that is associated with certain of our assets and liabilities is no longer being hedged in the manner that we previously used to address interest rate risk and our revised strategy to address interest rate risk may not be effective and could result in the incurrence of future realized losses.

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
Our operating segments include senior and mezzanine loans and preferred equity, net leased and other real estate, all of which are included in our target assets, and corporate and other.
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
We believe that events in the financial markets from time to time, including the impact of the COVID-19 pandemic, have created and will continue to create dislocation between price and intrinsic value in certain asset classes as well as a supply and demand imbalance of available credit to finance these assets. We believe that our in-depth understanding of CRE and real estate-related investments, in-house underwriting, asset management and resolution capabilities, provides an extensive platform to regularly evaluate our investments and determine primary, secondary or alternative disposition strategies. This includes intermediate servicing and negotiating, restructuring of non-performing investments, foreclosure considerations, management or development of owned real estate, in each case to reposition and achieve optimal value realization for us and our stockholders. Depending on the nature of the underlying investment, we may pursue repositioning strategies through judicious capital investment in order to extract maximum value from the investment or recognize unanticipated losses to reinvest resulting liquidity in higher-yielding performing investments.

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
Our Financing Strategy
We have a multi-pronged financing strategy that included an up to $165 million secured revolving credit facility as of December 31, 2023, up to approximately $2.0 billion in secured revolving repurchase facilities, $913.9 million in non-recourse securitization financing, $617.4 million in commercial mortgages and $34.5 million in other asset-level financing structures.
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
Human Capital Management
Experienced Management and Employees
On December 31, 2023, we had 54 full-time employees and one part-time employee. Our 55 employees are located throughout the United States as follows: 32 in New York, New York at our Headquarters, 19 in Los Angeles, California, one in Florida, one in Texas, one in Georgia and one in New Hampshire.

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
We maintain policies that reinforce and enhance our commitment to high ethical standards, corporate governance and internal controls, to provide the best and most competitive service to our customers in order to enhance stockholder value. We promote a workplace that is free of harassment and discriminatory and retaliatory practices. In keeping with these priorities, we maintain an open-door policy for conflict management and requires periodic (no less frequent than annual) interactive harassment prevention training for both managers and employees consistent with applicable state and local laws. We regularly re-evaluate our policies covering codes of ethics, corporate governance, disclosure controls, anti-discrimination, harassment, retaliation and related complaint procedures, insider trading, and related party transaction activity.
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
•fluctuations (including increases) in interest rates, real estate tax rates and other operating expenses;
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
Some commercial properties subject to net leases in which we invest are and will be occupied by a single tenant and, therefore, the success of these investments will be materially dependent on the financial stability of each such tenant and, in certain circumstances, renewing or extending its lease. A default of any such tenant on its lease payments to us or failure to renew would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet operating expenses or any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.
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
In recent periods, sales by online retailers have increased, and many retailers operating brick and mortar stores have made online sales a vital piece of their businesses, which have been influenced by consumer habits associated with COVID-19. Some of our debt and equity investments involve exposure to the ongoing operations of brick and mortar retailers. Our loans collateralized by hotels, retail and office properties and mezzanine loans and preferred equity interests are disproportionately impacted by the effects of COVID-19.
Technology and work from home policies have and will continue to impact the use of office space and the adaption and evolution of such policies and technology have accelerated due to the lasting impact of the COVID-19 pandemic. The office market has seen a shift in the use of space due to the availability of practices such as telecommuting, videoconferencing and, prior to the pandemic, renting shared work spaces. These trends have led to more efficient workspace layouts and higher percentages of employees working from home and, therefore, a decrease in square feet leased per employee. The continuing impact of technology could result in tenant downsizings upon renewal, or in tenants seeking office space outside of the typical central business district. These trends could continue to cause an increase in vacancy rates and a decrease in demand for new supply, and could impact the value of our debt and equity investments.
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
•the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity; and
•our joint venture partners may not have sufficient personnel or appropriate levels of expertise to adequately support our initiatives.
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
Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and we may be subject to such attempted attacks from time to time. We rely heavily on financial, accounting and other data processing systems maintained by us and by third parties with whom we contract for information technology, network, data storage and other related services. Even with appropriate security measures and procedures in place, not every breach can be prevented or detected. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. An externally caused information security incident or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations, interfere with our ability to comply with financial reporting requirements or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability. While we maintain cybersecurity specific insurance for both first-party losses (breach response, ransomware, data loss, business interruption, contingent business interruption, social engineering coverage, system failure and hardware replacement) and third-party losses (breach demands, regulatory penalties, media liability), such insurance may not be sufficient to address any such losses.
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
Our financial performance is influenced by changes in interest rates, in particular, as such changes may affect our CRE securities, floating-rate borrowings and CRE debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also may affect our ability to originate and acquire assets, the value of our assets and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect our borrowers’ default rates and their ability to refinance loans. In a period of rising interest rates, our interest expense could increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. A period of lower interest rates may result in generating less income on our loans and may impact our ability to redeploy funds in a timely manner, or to supplement earnings loss. Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that for any period during which our assets are not match-funded (when we match maturities and interest rates of our liabilities with our assets to manage risks of being forced to refinance), the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. We may fail to appropriately employ a match-funded structure on favorable terms or at all. Consequently, changes in interest rates particularly short term interest rates may significantly influence our net income. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions and other factors beyond our control. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.
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
As of December 31, 2023, our portfolio had $617.4 million of total mortgage financing. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability, result in losses and negatively impact the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
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
Risks Related to COVID-19 and Pandemics
The COVID-19 pandemic and risks of other pandemics, measures intended to prevent their spread and government actions to mitigate economic impacts have had and may continue to have a material adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic has caused and continues to cause significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets, the significance, extent and duration of which on our business, the market and consumer behavior, remains largely uncertain and dependent on near-term and future developments that cannot be accurately predicted at this time. The impact of the COVID-19 pandemic has negatively impacted us and may continue to negatively impact our business. To the extent current conditions persist or worsen, we expect there to be a materially negative effect on the value of our assets and our results of operations, and, in turn, cash available for distribution to our stockholders. The same adverse impacts would occur as a result of other similar pandemics in the future. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic and future pandemics, if any.
Difficulty accessing debt and equity capital on attractive terms, or at all, and severe disruption or instability in the global financial markets or deteriorations in credit and financing conditions caused by the COVID-19 pandemic or other pandemics may affect our ability to access capital necessary to fund business operations or replace liabilities on a timely basis. This may also adversely affect the valuation of financial assets and liabilities, any of which could result in the inability to make payments under our credit and other borrowing facilities, affect our ability to meet liquidity, net worth, and leverage covenants under such facilities or have a material adverse effect on the value of investments we hold. In addition, the insolvency of one or more of our counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets and obtain substitute financing on attractive terms or at all. We have experienced declines in the value of our target assets, as well as adverse developments with respect to the terms and cost of financing available to us, and have previously received margin calls, default notices and deficiency letters from certain of our financing counterparties, which have been resolved. Any or all of these impacts could result in reduced net investment income and cash flow, as well as an impairment of our investments, which reductions and impairments could be material.
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
In response to the pandemic, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. There can be no assurance as to how, in the long term, such actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations and financial condition may continue to be materially adversely affected. Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 or other pandemic events may harm our business. Changes in short-term interest rates may have a negative impact on our investments (including underlying collateral and associated business plans) and therefore our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. Specifically, rising and higher interest rates may adversely impact the value of our fixed-rate and variable-rate investments, result in higher interest expense on our variable rate debt and in disruptions to our borrowers’ and tenants’ ability to finance their activities, on whom we depend for a substantial portion of our revenue. These market interest rate increases may impact commercial real estate transaction volumes and negatively affect our results of operations.
The rapid development and fluidity of the circumstances resulting from this pandemic preclude any prediction as to the ultimate adverse impact of COVID-19 on our business. Nevertheless, the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly in light of ongoing market dislocations resulting from the COVID-19 pandemic or other pandemics.
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
Laws, regulations, corporate responsibility and/or environmental, social and governance (“ESG”) initiatives or other issues related to climate change could have a material adverse effect on us.
If we, our borrowers or other companies with which we do business, particularly utilities that provide our facilities with electricity, become subject to laws or regulations related to climate change, it could have a material adverse effect on us. The United States may enact new laws, regulations and interpretations relating to climate change, corporate responsibility and/or ESG initiatives, including potential cap-and-trade systems, carbon taxes and other requirements relating to reduction of carbon footprints and/or greenhouse gas emissions. Other countries have enacted climate change laws and regulations, and the United States has been involved in discussions and agreements regarding international climate change treaties. The federal government and some of the states and localities in which we operate have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. Localities may enact laws that require mortgaged properties to comply with certain green building certification programs (e.g., LEED and EnergyStar) and other laws which may impact commercial real estate as a result of efforts to mitigate the factors contributing to climate change. Although these laws and regulations have not had any known material adverse effect on us to date, they could limit our ability to operate our business, maintain our investments or to develop properties or result in substantial costs, including compliance costs, retrofit costs and construction costs, monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. In addition, these laws and regulations could lead to increased costs for the electricity that our tenants require to conduct operations. Furthermore, our reputation could be damaged if we violate climate change laws or regulations at the corporate and/or investment level. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change, corporate responsibility and/or ESG initiatives will affect our business, results of operations, liquidity and financial condition. These matters may also subject us to regulator and reporting obligations that could impact the price of our common stock, cause us to incur added costs or expose us to new risks, such as the risk of scrutiny and criticism by ESG detractors for the scope or nature of any ESG-related initiatives or goals we may establish, which could have a material adverse effect on our reputation. Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These potential impacts may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures, any of which could increase our or our borrowers’ operating costs. Any of these matters could have a material adverse effect on us.
We cannot predict the effects of the transition away from LIBOR to the Secured Overnight Financing Rate (“SOFR”) on our existing floating rate debt and hedging arrangements.
Certain of our floating-rate debt and hedging arrangements determined the applicable interest rate or payment amount by reference to LIBOR, which we have fully transitioned to SOFR in connection with LIBOR’s discontinuation. Although the transition was intended to maintain the economic terms of the existing arrangements, there can be no assurance that the methodologies and adjustments will not result in mismatches in hedging, or that SOFR will be similar to or produce the economic equivalent of, or be more or less favorable than, LIBOR, particularly during times of economic stress. As such, the effect of the transition to SOFR could have a material adverse effect on our financing costs, and as a result, on our financial condition, operating results and cash flows.

In addition, we cannot predict other potential unforeseen impacts of the transition away from LIBOR. SOFR has a limited history, having first been published in April 2018. The future performance of SOFR, and SOFR-based rates, cannot be predicted based on SOFR’s history or by historical levels of LIBOR or other rates. The composition and characteristics of SOFR are not the same as those of LIBOR and the differences may be material. SOFR is a secured rate backed by government securities, while LIBOR is an unsecured rate that that incorporates bank credit risk, and SOFR is an overnight rate, while LIBOR is a forward-looking rate that represents interbank funding over different maturities. SOFR has been more volatile than other benchmark or market rates, including LIBOR, during certain periods. Also, more than one SOFR-based rate is used in the financial markets, such as term SOFR or compounded SOFR, which will result in different interest rates. Mismatches between SOFR-based rates, and between SOFR-based rates and other rates, may cause economic inefficiencies, particularly if market participants seek to hedge one kind of SOFR-based rate by entering into hedge transactions based on another SOFR-based rate or another rate. We can provide no assurance that SOFR, or rates derived from SOFR, will perform in the same or a similar way as LIBOR would have performed at any time, and there is no assurance that SOFR-based rates will be a suitable substitute for LIBOR.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We consider our information technology (“IT”) and information systems to be valuable and vital assets and must be protected as such. We maintain a series of policies and supporting procedures designed to help ensure the security and confidentiality of our IT and information systems and to help ensure that they are properly protected from a variety of threats such as error, fraud, embezzlement, sabotage, terrorism, extortion, industrial espionage, service interruption, and natural disaster. Information is protected according to its sensitivity, value, and criticality with particular focus given to protecting confidential information, such as personal identifying information, unpublished financial results and other data deemed proprietary to us. Our cybersecurity network, including management, employees and service providers, prioritizes protecting and otherwise managing our information assets, and recognizes that information security is an important part of our business.
Our cybersecurity risk management program is a key component of our broader enterprise risk management (“ERM”) infrastructure. Cybersecurity and information security, administered by our Head of IT and BrightSpire IT Partner (each, as defined below), is a key component of our broader ERM program, which includes diverse internal management, financial reporting, legal, compliance and risk management controls, policies and procedures primarily under the supervision of senior management. The results of our ERM layers of management control, risk control and compliance oversight and independent assurances in any given quarter are reviewed with senior management, our Audit Committee (independent directors, primarily responsible for oversight of our overall risk profile and risk management policies) and Board of Directors.
We have focused on the following cybersecurity initiatives.
•Responsible Parties: We engaged a global leader in end-to-end IT solutions (the “BrightSpire IT Partner”) to advance and maintain a comprehensive cybersecurity program. Our cybersecurity program is designed with the BrightSpire IT Partner’s attention to and integration of certain information security standards issued by the SEC, the National Institute of Standards and Technology, and the International Organization for Standardization. We also have a dedicated senior employee to lead IT (“Head of IT”) oversight and functions, together with our Chief Financial Officer, General Counsel (together, the “Information Security Group”) and aforementioned BrightSpire IT Partner. Benefits provided by the Head of IT and BrightSpire IT Partner include a significant reduction in critical vulnerabilities, cost effective governance and risk services, current expertise/awareness to model, adaptation to and mitigation of new threats, leverage of internal team resources to focus on business priorities, and effectively meeting and managing evolving regulatory requirements in real time. Other members of management and team leaders assist in incident response efforts as well.
•Cybersecurity Risk Management (“CRM”) Program: The CRM program includes: (i) implementation of hardware and software infrastructure, primarily cloud based; (ii) “security first” approach to policies, processes and procedures (including general IT and security, information security, business continuity and incident response policies and plans); (iii) employee education, training and periodic testing and patching, including four to six sessions each calendar year (addressing spam, phishing, information security protocols, use of social media); and (iv) assessments of internal resources and diligence of external vendors and systems. Business continuity, disaster recovery and incident response procedures prioritize constant communication and follow a multi-step program including identification, preparation, implementation and resolution.
•Cloud Services: We migrated and maintain our company data and communication services to a leading cloud-based service provider, security systems and protected environment. Employees working from home may only connect and conduct business activities through a virtual private network (VPN).
•Security First Approach: Our cloud-based systems take a security first approach, including: (i) Perimeter Security (firewalls, antivirus, malware); (ii) Network Security (secure remote access, network patch management); (iii) Application Security (patch management, multi-factor authentication); (iv) Endpoint Security (email security/encryption, web filtering & URL defense, mobile device management); and (v) Data Security.
Cybersecurity Systems Review. We regularly review our cybersecurity systems, policies and procedures through a series of channels, including but not limited to our Audit Committee and Board of Directors, the BrightSpire IT Partner, our internal Information Security Group, our independent financial auditor, and outside counsel.
•Our Audit Committee and Board of Directors play an active role in reviewing our cybersecurity initiatives. The BrightSpire IT Partner provides our Board an annual review of our cybersecurity governance and risk management program, security metrics relevant to the period in review (including findings on phishing campaigns and vulnerability patchwork initiatives) and provides the Audit Committee and Board updates regarding the cybersecurity threat landscape (for example, the impact of artificial intelligence). In coordination with the Information Security Group, the General Counsel provides reports of material cybersecurity incidents and cybersecurity threats (if any) at each quarterly meeting of the Audit Committee and Board.

•The BrightSpire IT Partner has established itself as a provider of managed services and technology solutions for over two decades, providing 24/7 oversight and services, including continuous testing and vulnerability scanning. The BrightSpire IT Partner also performs annual due diligence of key vendors on a rotating basis (including System and Organization Controls (SOC) report reviews, or alternatively solicit detailed questionnaires to evaluate such vendors cybersecurity preparedness and protections).
•Our Head of IT has over two decades of experience in IT and cybersecurity work and developed and implemented our cybersecurity program with the BrightSpire IT Partner. Together with our Head of IT, the Information Security Group considers current cybersecurity trends and threats, including through discussions with the BrightSpire IT Partner, outside cybersecurity counsel, our independent financial auditor and internal auditor. The Information Security Group undertakes table-top business disruption, disaster recovery and related response strategies and plans on a periodic basis and seeks to review and update applicable policies and procedures at least annually.
No Material Incidents. Since inception in January 2018, we have not experienced any material cybersecurity or information security incidents. We have not incurred any expenses due to material information security incident penalties or settlements.
Cyber Liability Insurance. Through consultant driven data, analytics and peer benchmarking, we secured and maintain specific coverage to mitigate losses associated with cyber-attacks and other information security incidents, addressing both first-party and third-party losses from incident response, cyber extortion, data loss, business interruption, contingent business interruption, regulatory penalties, media liability, social engineering coverage, system failures and bricking/hardware replacement.
Item 2. Properties
Information regarding our investment properties at December 31, 2023 are included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Net Leased and Other Real Estate” and “Item 15. Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report.
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
As of February 20, 2024, the closing price of our Class A common stock was $6.63 and we had approximately 130.0 million shares of Class A common stock outstanding held by a total of 2,932 holders of record. This figure does not reflect the beneficial ownership of shares held in nominee name.
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

Common Stock
2023
Ordinary income	$—
Return of capital	0.80
Total	$0.80

2022
Ordinary income	$0.64
Return of capital	0.13
Total	$0.77

2021
Ordinary income	$0.29
Return of capital	0.11
Total	$0.40
For the year ended December 31, 2023, we paid aggregate dividends of $104.0 million to our Class A common stockholders. The Board of Directors will evaluate dividends in future periods based upon customary considerations, including market conditions.
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
Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the year ended December 31, 2023.

Purchases of Equity Securities by Issuer
The Company did not repurchase any of its Class A common stock during the three months ended December 31, 2023.
Stock Performance Graph
The following graph compares the cumulative total return on our class A common stock with the cumulative total returns on the Russell 2000 Index (the “Russell 2000”) and the Bloomberg REIT Mortgage Index (the “BBREMTG Index”), a published industry index from January 1, 2019 to December 31, 2023. The cumulative total return on our class A common stock as presented is not necessarily indicative of future performance of our class A common stock.
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
Our Business Segments
During the fourth quarter of 2023, we realigned the business and reportable segment information to reflect how the Chief Operating Decision Makers now regularly review and manage the business. As a result, we present our business as one portfolio through the following business segments:
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior loans, mezzanine loans, and preferred equity interests as well as participations in such loans.
•Net Leased and Other Real Estate—direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of two investments with direct ownership in commercial real estate, with an emphasis on properties with stable cash flow and five additional properties that we acquired through foreclosure or deed-in-lieu of foreclosure.
•Corporate and Other—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility (the “Bank Credit Facility”) and compensation and benefits. It also includes a sub-portfolio of private equity funds.
There were no changes in the structure of our internal organization that prompted the change in reportable segments. Prior year amounts have been recast to conform to the current year presentation. Accordingly, we realigned the discussion and analysis of our portfolio and results of operations to reflect these reportable segments.
Significant Developments
During the year ended December 31, 2023, and through February 20, 2024, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•As of the date of this report, we have approximately $368.0 million of liquidity, consisting of $203.0 million cash and cash equivalents on hand and $165.0 million available on our Bank Credit Facility; and
•Declared total quarterly dividends of $0.80 per share during the year ended December 31, 2023.

Our Portfolio
•Generated GAAP net loss of $15.5 million, or $0.12 per basic and diluted share, Distributable Earnings of $66.1 million, or $0.51 per share and Adjusted Distributable Earnings of $138.2 million or $1.06 per share for the year ended December 31, 2023;
•For the year ended December 31, 2023, we:
◦Received loan repayment proceeds of $453.5 million from 13 loans;
◦Recorded $81.2 million in specific current expected credit loss (“CECL”) reserves related to four senior loans and one mezzanine loan. At December 31, 2023, there were no specific CECL reserves on our consolidated balance sheet (refer to “Our Portfolio - Asset Specific Loan Summaries” section for further discussion);
◦Recorded a net increase in our general CECL reserves of $27.0 million. At December 31, 2023, our general CECL reserve for our outstanding loans and future loan funding commitments is $76.5 million, which is 2.46% of the aggregate commitment amount of our loan portfolio;
◦Placed five senior loans on nonaccrual status; four of which were acquired through foreclosure or deed-in-lieu of foreclosure;
◦Acquired the following through foreclosure or deed-in-lieu of foreclosure:
▪Two Long Island City, New York office properties with an initial aggregate fair value of $73.1 million (one of the underlying office senior loans was previously placed on nonaccrual status in 2022);
▪One Oakland, California office property with an initial fair value of $13.9 million;
▪One Washington, D.C. office property with an initial fair value of $19.6 million, which is classified as held for sale as of December 31, 2023;
▪One Phoenix, Arizona multifamily property with an initial fair value of $35.2 million;
◦Extended 28 loans eligible for certain maturity events, which represent $988.7 million of unpaid principal balance at December 31, 2023; and
•Subsequent to December 31, 2023, we received loan repayment proceeds of $26.7 million from three loans.
Trends Affecting Our Business
Global Markets
Although global markets showed signs of stabilization and inflationary pressure may be moderating due to increased interest rates through the third quarter of 2023, CRE value uncertainties, aftershock of the COVID-19 pandemic and geopolitical unrest continue to contribute to market volatility. Generationally high interest rates have continued to negatively impact transaction activity in the real estate market and correspondingly the loan financing market. To the extent certain of our borrowers are experiencing significant financial dislocation as a result of economic conditions, we have and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. The market for office properties was particularly negatively impacted by the COVID-19 pandemic and continues to experience headwinds driven by the normalization of work from home and hybrid work arrangements and elevated costs to operate or reconfigure office properties. These factors have largely resulted in lower demand for office space and driven rising vacancy rates. Given the uncertainty in the office market, there is risk of future valuation impairment or investment loss on our loans secured by office properties.
While macroeconomic conditions are expected to continue to normalize, we cannot predict whether they will in fact improve or even intensify. Due to the inherent uncertainty of these conditions, their impact on our business is difficult to predict and quantify.
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

Our Portfolio
As of December 31, 2023, our portfolio consisted of 103 investments representing approximately $3.8 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans consisted of 87 senior and mezzanine loans with a weighted average cash coupon of 3.7% and a weighted average all-in unlevered yield of 9.3%. Our net leased and other real estate consisted of approximately 7.0 million total square feet of space and total 2023 NOI of that portfolio was approximately $66.5 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of December 31, 2023, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	82	$2,855,774	$2,855,774	$774,458	$774,458
Mezzanine loans	5	80,732	80,732	80,732	80,732
Subtotal	87	2,936,506	2,936,506	855,190	855,190
Net leased real estate	8	579,366	579,366	132,532	132,532
Other real estate	7	303,052	289,941	112,677	112,254
Private equity interests	1	2,251	2,251	2,251	2,251
Total/Weighted average Our Portfolio	103	$3,821,175	$3,808,064	$1,102,650	$1,102,227
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of December 31, 2023.
(3)Net carrying value represents carrying value less any associated financing as of December 31, 2023.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of December 31, 2023.
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
During the third quarter of 2023, the Company simplified its risk ranking definitions. The Company re-evaluated its risk rankings based on the simplified definitions and concluded that there was no impact to prior period risk rankings.
At December 31, 2023, our weighted average risk ranking remained unchanged at 3.2 compared to September 30, 2023. During the fourth quarter of 2023, we had the following risk ranking activity for risk ranked 4 and 5 assets:
•Repayments: one hotel loan with a risk ranking of 4 was partially repaid (refer to “Our Portfolio - Asset Specific Loan Summaries” section for further discussion);
•Downgrades: one multifamily loan was downgraded to a risk ranking of 5 from a risk ranking of 4;
•Other: one multifamily loan with a risk ranking of 5 was resolved when the property was acquired through a deed-in-lieu of foreclosure and reclassified to real estate owned; and one office loan with a risk ranking of 5 was resolved when the property was acquired through legal foreclosure and reclassified to real estate held for sale.
Senior and Mezzanine Loans
The following tables provides a summary of our senior and mezzanine loans based on our internal risk rankings, collateral property type and geographic distribution as of December 31, 2023 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans	Mezzanine loans	Total	% of Total
3	77	$2,398,273	$80,732	$2,479,005	84.4%
4	9	428,692	—	428,692	14.6%
5	1	28,809	—	28,809	1.0%
	87	$2,855,774	$80,732	$2,936,506	100.0%

Weighted average risk ranking					3.2
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of December 31, 2023.

	Carrying value (at BRSP share)
Collateral property type	Count	Senior loans	Mezzanine loans	Total	% of Total
Multifamily	51	$1,483,524	$64,280	$1,547,804	52.7%
Office	27	956,162	4,002	960,164	32.7%
Hotel	3	208,979	12,450	221,429	7.5%
Other (Mixed-use)(1)	3	152,500	—	152,500	5.2%
Industrial	3	54,609	—	54,609	1.9%
Total	87	$2,855,774	$80,732	$2,936,506	100.0%
_________________________________________
(1)Other includes commercial and residential development assets.

	Carrying value (at BRSP share)
Region	Count	Senior loans	Mezzanine loans	Total	% of Total
US West	35	$1,184,293	$59,855	$1,244,148	42.4%
US Southwest	34	1,059,000	4,425	1,063,425	36.2%
US Northeast	10	398,894	16,452	415,346	14.1%
US Southeast	8	213,587	—	213,587	7.3%
Total	87	$2,855,774	$80,732	$2,936,506	100.0%

The following table provides asset level detail for our senior and mezzanine loans as of December 31, 2023 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Multifamily
Loan 1(6)	Senior	6/18/2019	Santa Clara, CA	$57,244	$57,443	Floating	5.5%	10.9%	6/18/2024	69%	3
Loan 2	Senior	5/17/2022	Las Vegas, NV	53,871	53,966	Floating	3.6%	9.4%	6/9/2027	74%	4
Loan 3	Senior	3/8/2022	Austin, TX	50,381	50,323	Floating	3.3%	9.2%	3/9/2027	75%	3
Loan 4	Senior	7/19/2021	Dallas, TX	50,333	50,200	Floating	3.4%	8.7%	8/9/2026	74%	3
Loan 5	Senior	5/26/2021	Las Vegas, NV	46,944	46,798	Floating	3.5%	9.2%	6/9/2026	70%	4
Loan 6	Senior	2/3/2021	Arlington, TX	44,418	44,207	Floating	3.7%	9.6%	2/9/2026	81%	4
Loan 7	Senior	3/1/2021	Richardson, TX	43,387	43,411	Floating	3.5%	9.2%	3/9/2026	75%	3
Loan 8	Senior	7/15/2021	Jersey City, NJ	43,025	43,000	Floating	3.1%	8.8%	8/9/2026	66%	3
Loan 9	Senior	12/21/2020	Austin, TX	42,840	42,850	Floating	3.8%	9.5%	1/9/2026	54%	3
Loan 10	Senior	3/31/2022	Louisville, KY	42,208	42,176	Floating	3.7%	9.6%	4/9/2027	72%	3
Subtotal top 10 multifamily				$474,651	$474,374	16% of total loans

Loan 11	Senior	3/22/2021	Fort Worth, TX	$42,109	$42,046	Floating	3.6%	9.3%	4/9/2026	83%	3
Loan 12	Senior	7/15/2021	Dallas, TX	40,011	40,011	Floating	3.2%	8.6%	8/9/2026	77%	3
Loan 13	Senior	12/7/2021	Denver, CO	39,598	39,598	Floating	3.3%	9.0%	12/9/2026	74%	3
Loan 14	Senior	3/31/2022	Long Beach, CA	38,848	38,900	Floating	3.4%	9.3%	4/9/2027	74%	3
Loan 15	Senior	7/12/2022	Irving, TX	37,848	37,946	Floating	3.6%	9.5%	8/9/2027	73%	3
Loan 16	Senior	1/18/2022	Dallas, TX	36,584	36,460	Floating	3.5%	9.4%	2/9/2027	75%	3
Loan 17	Senior	9/28/2021	Carrollton, TX	36,190	36,282	Floating	3.2%	8.9%	10/9/2025	73%	3
Loan 18	Senior	1/12/2022	Los Angeles, CA	36,017	36,159	Floating	3.4%	9.0%	2/9/2027	65%	3
Loan 19	Senior	7/29/2021	Phoenix, AZ	33,044	33,117	Floating	3.4%	9.0%	8/9/2026	74%	3
Loan 20(6)	Mezzanine	12/9/2019	Milpitas, CA	32,643	32,643	Fixed	n/a	10.2%	3/3/2026	58% - 79%	3
Subtotal top 20 multifamily				$847,543	$847,536	29% of total loans

Loan 21	Senior	3/31/2021	Mesa, AZ	$31,482	$31,434	Floating	3.8%	9.6%	4/9/2026	83%	3
Loan 22	Senior	4/29/2021	Las Vegas, NV	30,114	30,079	Floating	3.2%	8.9%	5/9/2026	76%	3
Loan 23	Senior	4/15/2022	Mesa, AZ	29,917	30,049	Floating	3.4%	9.0%	5/9/2027	75%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Loan 24	Senior	7/13/2021	Plano, TX	29,154	29,142	Floating	3.2%	8.9%	2/9/2025	77%	3
Loan 25	Senior	2/17/2022	Long Beach, CA	29,077	29,120	Floating	3.4%	9.2%	3/9/2027	67%	3
Loan 26(7)	Senior	5/19/2022	Denver, CO	28,809	28,809	n/a(7)	n/a(7)	n/a(7)	6/9/2027	73%	5
Loan 27	Senior	8/31/2021	Glendale, AZ	28,191	28,262	Floating	3.3%	8.9%	9/9/2026	75%	3
Loan 28	Senior	5/27/2021	Houston, TX	28,000	28,000	Floating	3.1%	8.5%	6/9/2026	67%	3
Loan 29	Senior	12/16/2021	Fort Mill, SC	27,347	27,366	Floating	3.3%	8.9%	1/9/2027	71%	3
Loan 30(6)	Mezzanine	2/8/2022	Las Vegas, NV	27,211	27,263	Fixed	7.0%	12.3%	2/8/2027	56% - 79%	3
Loan 31	Senior	12/21/2021	Phoenix, AZ	25,350	25,442	Floating	3.6%	9.3%	1/9/2027	75%	3
Loan 32	Senior	7/12/2022	Irving, TX	25,097	25,165	Floating	3.6%	9.5%	8/9/2027	72%	3
Loan 33	Senior	3/8/2022	Glendale, AZ	24,797	24,900	Floating	3.5%	9.1%	3/9/2027	73%	3
Loan 34	Senior	7/1/2021	Aurora, CO	23,956	24,002	Floating	3.2%	8.9%	7/9/2026	73%	3
Loan 35	Senior	3/31/2022	Phoenix, AZ	23,586	23,691	Floating	3.7%	9.3%	4/9/2027	75%	3
Loan 36	Senior	11/4/2021	Austin, TX	23,207	23,279	Floating	3.4%	9.0%	11/9/2026	71%	3
Loan 37	Senior	6/22/2021	Phoenix, AZ	22,093	22,136	Floating	3.3%	8.9%	7/9/2026	75%	3
Loan 38	Senior	7/13/2021	Oregon City, OR	21,774	21,764	Floating	3.4%	9.1%	8/9/2026	73%	3
Loan 39	Senior	1/12/2022	Austin, TX	20,178	20,187	Floating	3.4%	9.2%	2/9/2027	75%	3
Loan 40	Senior	9/22/2021	Denton, TX	19,758	19,761	Floating	3.3%	9.0%	10/9/2025	70%	3
Loan 41	Senior	8/6/2021	La Mesa, CA	19,752	19,752	Floating	3.0%	8.3%	8/9/2025	70%	3
Loan 42	Senior	12/21/2021	Gresham, OR	19,447	19,455	Floating	3.6%	9.5%	1/9/2027	74%	3
Loan 43	Senior	9/1/2021	Bellevue, WA	19,308	19,308	Floating	3.0%	8.4%	9/9/2025	64%	3
Loan 44	Senior	6/24/2021	Phoenix, AZ	19,236	19,236	Floating	3.5%	8.8%	7/9/2026	63%	4
Loan 45	Senior	5/5/2022	Charlotte, NC	18,474	18,500	Floating	3.5%	9.4%	5/9/2027	61%	3
Loan 46	Senior	7/14/2021	Salt Lake City, UT	18,323	18,315	Floating	3.4%	9.1%	8/9/2026	73%	3
Loan 47	Senior	4/29/2022	Tacoma, WA	18,077	18,110	Floating	3.3%	9.2%	5/9/2027	72%	3
Loan 48	Senior	6/25/2021	Phoenix, AZ	17,488	17,518	Floating	3.2%	8.9%	7/9/2026	75%	3
Loan 49	Senior	7/21/2021	Durham, NC	15,199	15,228	Floating	3.4%	9.1%	8/9/2026	58%	3
Loan 50	Senior	3/8/2022	Glendale, AZ	11,434	11,482	Floating	3.5%	9.1%	3/9/2027	73%	3
Loan 51	Mezzanine	7/30/2014	Various - TX	4,425	4,425	Fixed	9.5%	9.5%	8/11/2024	71% - 83%	3
Total/Weighted average multifamily loans				$1,547,804	$1,548,716	53% of total loans	3.4%	9.1%	2.6 years		3.1

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Office
Loan 52	Senior	2/17/2022	Boston, MA	$87,450	$87,533	Floating	3.8%	9.7%	3/9/2027	54%	3
Loan 53	Senior	12/7/2018	Carlsbad, CA	75,604	75,581	Floating	3.9%	9.7%	12/9/2024	75%	3
Loan 54	Senior	8/28/2018	San Jose, CA	74,071	74,071	Floating	2.6%	7.9%	8/28/2025	75%	3
Loan 55	Senior	1/19/2021	Phoenix, AZ	73,574	73,616	Floating	3.7%	9.3%	2/9/2026	70%	3
Loan 56	Senior	2/13/2019	Baltimore, MD	59,154	59,154	Floating	3.6%	9.0%	2/9/2025	74%	3
Loan 57	Senior	5/23/2022	Plano, TX	40,491	40,494	Floating	4.3%	10.0%	6/9/2027	64%	3
Loan 58	Senior	4/27/2022	Plano, TX	39,852	39,825	Floating	4.1%	9.8%	5/9/2027	70%	3
Loan 59	Senior	11/23/2021	Tualatin, OR	39,432	39,372	Floating	4.0%	12.1%	12/9/2026	66%	4
Loan 60	Senior	9/28/2021	Reston, VA	38,165	38,165	Floating	4.1%	9.5%	10/9/2026	71%	4
Loan 61	Senior	11/17/2021	Dallas, TX	36,967	36,967	Floating	4.0%	9.3%	12/9/2025	61%	4
Subtotal top 10 office loans				$564,760	$564,778	19% of total loans

Loan 62	Senior	6/2/2021	South Pasadena, CA	$33,893	$33,808	Floating	5.0%	10.4%	6/9/2026	69%	3
Loan 63	Senior	4/7/2022	San Jose, CA	33,861	33,906	Floating	4.2%	10.0%	4/9/2027	70%	3
Loan 64	Senior	4/30/2021	San Diego, CA	33,109	33,148	Floating	3.6%	9.3%	5/9/2026	55%	3
Loan 65	Senior	6/16/2017	Miami, FL	30,348	30,008	Floating	5.8%	11.1%	4/9/2024	73%	3
Loan 66	Senior	3/31/2022	Blue Bell, PA	28,555	28,555	Floating	4.2%	9.5%	4/9/2025	59%	3
Loan 67	Senior	10/21/2021	Blue Bell, PA	28,210	28,210	Floating	3.8%	9.1%	4/9/2025	78%	3
Loan 68	Senior	2/26/2019	Charlotte, NC	26,441	26,490	Floating	3.3%	8.7%	7/9/2025	51%	3
Loan 69	Senior	12/7/2021	Hillsboro, OR	25,953	25,953	Floating	4.0%	9.6%	12/9/2024	71%	3
Loan 70	Senior	7/30/2021	Denver, CO	23,873	23,931	Floating	4.4%	10.1%	8/9/2026	66%	3
Loan 71	Senior	9/16/2019	San Francisco, CA	23,543	23,543	Floating	3.3%	8.6%	10/9/2024	77%	3
Subtotal top 20 office loans				$852,546	$852,330	29% of total loans

Loan 72	Senior	8/27/2019	San Francisco, CA	$22,121	$22,121	Floating	2.9%	8.3%	9/9/2024	79%	3
Loan 73	Senior	10/29/2020	Denver, CO	19,937	19,937	Floating	3.7%	9.1%	11/9/2025	64%	3
Loan 74	Senior	10/13/2021	Burbank, CA	16,584	16,639	Floating	4.0%	9.7%	11/9/2026	57%	3
Loan 75	Senior	8/31/2021	Los Angeles, CA	15,888	15,888	Floating	4.1%	9.5%	9/9/2026	58%	3
Loan 76	Senior	11/16/2021	Charlotte, NC	15,407	15,466	Floating	4.5%	10.2%	12/9/2026	67%	3
Loan 77	Senior	11/10/2021	Richardson, TX	13,679	13,648	Floating	4.1%	9.8%	12/9/2026	71%	4
Loan 78	Mezzanine	2/13/2023	Baltimore, MD	4,002	4,002	Fixed	n/a(8)	13.0%	2/7/2025	74% - 75%	3
Total/Weighted average office loans				$960,164	$960,031	33% of total loans	3.8%	9.6%	2.1 years		3.1

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Hotel
Loan 79	Senior	1/2/2018	San Jose, CA	$135,979	$135,979	Floating	4.8%	10.1%	11/9/2026	73%	4
Loan 80	Senior	6/25/2018	Englewood, CO	73,000	73,000	Floating	3.5%	8.9%	2/9/2025	62%	3
Loan 81	Mezzanine	1/9/2017	New York, NY	12,450	12,330	Floating	11.0%	16.4%	4/9/2024	67% - 80%	3
Total/Weighted average hotel loans				$221,429	$221,309		4.7%	10.0%	2.1 years		3.6

Other (Mixed-use)
Loan 82	Senior	10/24/2019	Brooklyn, NY	$77,802	$77,802	Floating	4.2%	9.5%	11/9/2024	70%	3
Loan 83	Senior	1/13/2022	New York, NY	46,071	46,090	Floating	3.5%	9.4%	2/9/2027	67%	3
Loan 84	Senior	5/3/2022	Brooklyn, NY	28,627	28,665	Floating	4.4%	10.2%	5/9/2027	68%	3
Total/Weighted average other (mixed-use) loans				$152,500	$152,557		4.0%	9.6%	2.0 years		3.0

Industrial
Loan 85	Senior	7/13/2022	Ontario, CA	$23,556	$23,680	Floating	3.3%	9.0%	8/9/2027	66%	3
Loan 86	Senior	3/25/2022	City of Industry, CA	19,693	19,719	Floating	3.4%	9.2%	4/9/2027	67%	3
Loan 87	Senior	3/21/2022	Commerce, CA	11,360	11,374	Floating	3.3%	9.1%	4/9/2027	71%	3
Total/Weighted average industrial loans				$54,609	$54,773		3.3%	9.1%	3.4 years		3.0

Total/Weighted average senior and mezzanine loans - Our Portfolio				$2,936,506	$2,937,386		3.7%	9.3%	2.4 years		3.2
_________________________________________
(1)Represents carrying values at our share as of December 31, 2023.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include Secured Overnight Financing Rate (“SOFR”), which was 5.35% as of December 31, 2023.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment-in-kind interest income and the accrual of origination and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of December 31, 2023, for weighted average calculations.
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
(5)On a quarterly basis, the Company’s senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of December 31, 2023.
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
(7)Loan 26 was placed on nonaccrual status in December 2023; as such, no income is being recognized.
(8)Loan 78 has a payment-in-kind provision and accrues interest at 13.0%.

At December 31, 2023, our general CECL reserve for our outstanding loans and future loan funding commitments is $76.5 million, which is 2.46% of the aggregate commitment amount of our loan portfolio. This represents an increase of $21.5 million from $55.0 million or 1.67% of the aggregate commitment amount of our loan portfolio at September 30, 2023. This increase was primarily driven by the operating performance of certain office and hotel assets. During the fourth quarter of 2023, we recorded $10.0 million of specific CECL reserves related to one Phoenix, Arizona multifamily senior loan prior to acquiring the asset through a deed-in-lieu of foreclosure. As a result, the $10.0 million in specific CECL reserves were charged off. At December 31, 2023, there are no specific CECL reserves on our consolidated balance sheet.
Asset Specific Loan Summaries
San Jose, California Hotel Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q4 Risk ranking
Loan 79	Senior	Hotel	1/2/2018	$135,979	$135,979	Floating	4.8%	10.1%	11/9/2026	73%	4
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
We originated a $173.5 million senior loan for the sponsor’s purchase of an 805-room San Jose hotel (the “San Jose Hotel Loan”) in 2018. At closing, the borrower contributed approximately $90.0 million of equity toward the acquisition.
After the hotel was closed in August 2020 due to the COVID-19 pandemic, the borrower filed for bankruptcy and emerged from bankruptcy in November 2021 with an upsized $184.9 million senior loan and a $25.0 million mezzanine loan. The hotel reopened in April 2022 and in 2023 we increased the loan balance twice to $193.4 million to fund debt service payments. Hotel occupancy was below 40% throughout 2023.
The hotel guest rooms are located in the 541-room main tower and a 264-room south tower. In November 2023, the south tower was sold for $73.1 million and will be converted to graduate student housing for San Jose State University. The net proceeds from the sale totaled $66.9 million, of which $9.4 million was used to fund reserves and $57.5 million was used to pay down the loan principal balance.

Tualatin, Oregon Office Park Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q4 Risk ranking
Loan 59	Senior	Office	11/23/2021	$39,432	$39,372	Floating	4.0%	12.1%	12/9/2026	66%	4
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
We originated a $45.8 million senior loan to refinance the sponsor’s existing loan on a Tualatin office complex (the “Tualatin Office Loan”) in 2021. The Tualatin Office Loan included an initial funding of $38.6 million with an additional $7.2 million of future advances.
The Tualatin office properties consist of ten buildings averaging 34,000 square feet each. The Tualatin office buildings were 70% occupied when the Tualatin Office Loan was originated and included future advances to finance additional tenant improvements for the anticipated new leasing activity. Prior to our origination of the Tualatin Office Loan, the sponsor had invested $6.0 million into an upgraded fitness center, new heating, ventilation, and cooling system, resurfaced parking lots, and signage.
The lack of new leasing at the Tualatin office properties combined with rising interest rates has led to debt service exceeding monthly net operating income. The loan was modified in December 2023 to extend the maturity to December 2024, reduce the loan spread from 3.96% to 1.5%, and include an exit fee upon repayment of the loan of 2.5% of the principal balance. The modification allows the sponsor to utilize tenant improvements and leasing commission funds for capital improvements such as rezoning the collateral for additional commercial uses, and exploring rezoning certain parcels for multifamily use. Additionally, the sponsor funded $0.3 million into a reserve to fund operating shortfalls.
To the extent that leasing projections for the Tualatin office properties worsen, and given the uncertainty in the office market, this may result in a valuation impairment or investment loss.

Denver, Colorado Multifamily Senior Loan

	Loan Type	Collateral type	Origination Date	Carrying value	Principal balance	Coupon type	Cash Coupon	Unlevered all-in yield	Extended maturity date	Loan-to-value(1)	Q4 Risk ranking
Loan 26	Senior	Multifamily	5/19/2022	$28,809	$28,809	n/a(2)	n/a(2)	n/a(2)	6/9/2027	73%	5
______________________________________
(1)Loan-to-value is calculated using the as-is value on the date of loan origination.
(2)Loan 26 was placed on nonaccrual status in December 2023; as such, no income is being recognized.
We originated a $30.9 million senior loan in 2022 to finance the acquisition and capital improvement of a 142-unit multifamily property located in Denver, Colorado. The loan included an initial funding of $27.9 million with an additional $2.9 million of future funding.
The property cash flow is insufficient to cover the debt service and interest reserves have been exhausted. The sponsor is unwilling to further support the asset due to the challenges at the property level which include low occupancy, delinquent rent payments and tenant evictions. Additionally, the current capital market environment is unlikely to allow for a return of equity to the sponsor.
The loan defaulted as of the January 9, 2024 payment date. However, the sponsor is cooperating with a consensual sale process through a national commercial real estate sales advisor and the sale process was launched in January 2024. The sale resolution may result in a valuation impairment or investment loss.
Net Leased and Other Real Estate
Our net leased real estate investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity. As part of our net leased real estate strategy, we explore a variety of real estate investments including multi-tenant office, multifamily, student housing and industrial. Additionally, we have two investments in direct ownership of commercial real estate and own these operating real estate investments through joint ventures with one or more partners. We also own five properties included in other real estate that were acquired through deeds-in-lieu of foreclosure and foreclosure.
As of December 31, 2023, $869.3 million or 22.8% of our assets were invested in net leased and other real estate properties and these properties were 88.1% occupied. The following table presents our net leased and other real estate investments as of December 31, 2023 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the year ended December 31, 2023(3)
Net leased real estate	8	$579,366	$41,878
Other real estate	7	289,941	24,625
Total/Weighted average net leased and other real estate	15	$869,307	$66,503
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of December 31, 2023; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of December 31, 2023:

	Collateral type	City, State	Number of properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)	Principal amount of debt(4)	Final debt maturity date
Net leased real estate
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	14.6	$200,000	Sep-33
Net lease 2	Office	Stavanger, Norway	1	1,290,926 RSF	100%	6.4	157,216	Jun-25
Net lease 3	Office	Aurora, CO	1	183,529 RSF	100%	3.9	29,352	Aug-26
Net lease 4	Office	Indianapolis, IN	1	338,000 RSF	100%	7.0	21,976	Oct-27
Net lease 5(5)	Retail	Various - U.S.	7	319,600 RSF	100%	4.0	28,353	Nov-26 & Mar-28
Net lease 6	Retail	Keene, NH	1	45,471 RSF	100%	5.1	6,787	Nov-26
Net lease 7	Retail	South Portland, ME	1	52,900 RSF	100%	8.1	—	—
Net lease 8	Retail	Fort Wayne, IN	1	50,000 RSF	100%	0.7	3,146	Nov-26
Total/Weighted average net leased real estate			15	5,067,769 RSF	100%	9.7	$446,830

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	847,604 RSF	85%	2.9	$96,197	Oct-24
Other real estate 2	Office	Warrendale, PA	5	496,414 RSF	83%	5.5	61,690	Jan-25
Other real estate 3(6)	Office	Long Island City, NY	1	128,195 RSF	9%	6.9	—	—
Other real estate 4(6)	Multifamily	Phoenix, AZ	1	236 units	78%	n/a	—	—
Other real estate 5(6)	Office	Long Island City, NY	1	220,872 RSF	30%	5.2	—	—
Other real estate 6(7)	Office	Washington, D.C.	1	186,181 RSF	42%	1.1	—	—
Other real estate 7(6)	Office	Oakland, CA	1	90,693 RSF	44%	3.0	—	—
Total/Weighted average other real estate			17	n/a	64%	4.3	$157,887

Total net leased and other real estate			32
_________________________________________
(1)Rentable square feet based on carrying value at our share as of December 31, 2023.
(2)Represents the percent leased as of December 31, 2023. Weighted average calculation based on carrying value at our share as of December 31, 2023.
(3)Based on in-place leases (defined as occupied and paying leases) as of December 31, 2023, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of December 31, 2023.
(4)Represents principal amount of debt at our share as of December 31, 2023.
(5)Net lease 5 consists of two separate mortgage notes.
(6)Property was acquired through a deed-in-lieu of foreclosure.
(7)Property was acquired through foreclosure.
Asset Specific Net Leased and Other Real Estate Summaries
Warehouse Distribution Portfolio Net Lease

	Collateral type	City, State	Number of properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)	Principal amount of debt	Final debt maturity date
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	14.6	$200,000	Sep-33
In August 2018 we acquired two warehouse distribution facilities located in Tracy, California and Tolleson, Arizona (the “Warehouse Distribution Portfolio”) for $292 million. These two properties are 100% occupied by a creditworthy single tenant. The tenant is a national grocer and these properties form a part of its national distribution network. The Warehouse Distribution Portfolio lease (the “Warehouse Distribution Portfolio Lease”) requires the tenant to pay for all real estate-related expenses, including operational expenditures, capital expenditures and taxes. The tenant has invested a significant amount of capital expenditures into each property over the past few years. The Warehouse Distribution Portfolio Lease has a remaining lease term of 14.6 years ending in 2038. The tenant has the option to extend the lease for nine five-year periods at the same terms with rent adjusted to market rent. The Warehouse Distribution Portfolio Lease also has annual rent increases of 1.5%. Financing on the Warehouse Distribution Portfolio consists of mortgage and mezzanine debt for a total combined amount payable of $200 million. The debt is interest only at a blended fixed rate of 4.8% and matures in September 2028. The debt has a defeasance provision for any early loan prepayment. The tenant has made all rent payments and is current on all its financial obligations under the Warehouse Distribution Portfolio Lease. The tenant has announced a merger with another national grocer, which is pending regulatory approval. If the merger is approved, it is not expected to impact our lease agreement.

The Warehouse Distribution Portfolio has generated net operating income for the year ended December 31, 2023, of $20.2 million and the asset value on our consolidated balance sheet is $245.0 million as of December 31, 2023.
Stavanger, Norway Office Net Lease

	Collateral type	City, State	Number of properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)	Principal amount of debt	Final debt maturity date
Net lease 2	Office	Stavanger, Norway	1	1,290,926 RSF	100%	6.4	$157,216	Jun-25
In July 2018, we acquired a class A office campus in Stavanger, Norway (the “Norway Net Lease”) for $320 million (NOK 2.6 billion). This property is 100% occupied by a creditworthy single tenant. The property serves as their global headquarters. The Norway Net Lease requires the tenant to pay for all real estate-related expenses, including operational expenditures, capital expenditures and municipality taxes. The Norway Net Lease has a weighted average remaining lease term of six years and the tenant has the option to extend for two five-year periods at the same terms with rent adjusted to market rent, with the ability to reduce their total occupied space, and there is a risk that the rent can decrease at that time. The Norway Net Lease also has annual rent increases based on the Norwegian CPI Index through 2030. The rent increase in 2023 was 6.1%. Our tenant has injected a significant amount of capital into improvements of the property over the past 10 years.
Financing on the Norway Net Lease consists of a mortgage payable of $157.2 million (NOK 1.6 billion) with a fixed rate of 3.9%, which matures in June 2025, at which time there will be five years remaining on the initial lease term. The financing includes a provision for annual appraisal valuation each May with loan-to-value (“LTV”) tests declining from 75% LTV beginning in year five, to 70% LTV after year eight and 65% LTV after year nine. The most recent valuation in May 2023 resulted in an LTV above the current 70% threshold. As a result, we contributed $3.5 million of cash to our entity thereby putting us in compliance with the LTV test. The $3.5 million is included in cash and cash equivalents on our consolidated balance sheet and remains available for our use. Market conditions could impact property valuations and continuing compliance with these annual tests, resulting in a cash trap subject to LTV rebalancing.
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
Phoenix, Arizona Multifamily Property

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)	Principal Amount of Debt	Final Debt Maturity Date
Other real estate 4	Multifamily	Phoenix, AZ	1	236 units	78%	n/a	$—	—
We originated a $47.0 million senior loan to finance the sponsor’s acquisition of a 236 unit multifamily property located in Phoenix, AZ (the “Multifamily Property”) in 2021. The loan’s initial term was two years with three one-year extension options. The loan initially funded $43.5 million to partially capitalize the Multifamily Property acquisition by the sponsor for $59.1 million. In addition, the loan was structured with a $3.5 million future funding component for capital expenditures.
The Multifamily Property was built in 1973 and later renovated in 2021 by the previous owner. The Multifamily Property consists of 23 two-story apartment buildings situated on ten acres. The common amenities include covered parking, swimming pool, gym, picnic area, secured access gate, on-site laundry and a fenced in dog park. Of the 236 units, the previous ownership renovated 110 units. The sponsor’s business plan was to renovate the remaining units at the same scope of the previous owner’s renovation program. The sponsor spent $1.4 million of future funding to address deferred maintenance and to renovate 30 incremental units.

In April 2023, occupancy dropped significantly and cash flow was not sufficient to cover debt service. The sponsor raised $1.6 million in additional capital from their limited partners to cover the monthly shortfalls and purchase an interest rate cap at the December 2023 maturity. In October 2023, the additional capital was depleted and the sponsor went back to their limited partners for a second capital raise, which was unsuccessful and the sponsor did not have the funds to cover the monthly shortfalls.
A mutual decision was made between us and the sponsor to deed the Multifamily Property to us. The deed-in-lieu of foreclosure was finalized in December 2023. In connection with the deed-in-lieu of foreclosure, we obtained a valuation and purchase price allocation from a third-party valuation expert. The valuation resulted in a $10.0 million valuation loss during the fourth quarter of 2023, and the Multifamily Property has a carrying value of $35.4 million at December 31, 2023. We are currently operating the property with a plan to increase occupancy, renovate vacant units, and address additional deferred maintenance.

Results of Operations
The following table summarizes our portfolio results of operations for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,			Change
	2023	2022	2021	2023 compared to 2022	2022 compared to 2021
Net interest income
Interest income	$298,702	$236,181	$168,845	$62,521	$67,336
Interest expense	(173,309)	(111,806)	(55,484)	(61,503)	(56,322)
Interest income on mortgage loans held in securitization trusts	—	32,163	51,609	(32,163)	(19,446)
Interest expense on mortgage obligations issued by securitization trusts	—	(29,434)	(45,460)	29,434	16,026
Net interest income	125,393	127,104	119,510	(1,711)	7,594

Property and other income
Property operating income	93,403	90,191	102,634	3,212	(12,443)
Other income	13,921	6,058	2,333	7,863	3,725
Total property and other income	107,324	96,249	104,967	11,075	(8,718)

Expenses
Management fee expense	—	—	9,596	—	(9,596)
Property operating expense	26,640	24,222	30,286	2,418	(6,064)
Transaction, investment and servicing expense	2,499	3,434	4,556	(935)	(1,122)
Interest expense on real estate	25,909	28,717	32,278	(2,808)	(3,561)
Depreciation and amortization	33,504	34,099	36,399	(595)	(2,300)
Increase (decrease) of current expected credit loss reserve	108,149	70,635	(1,432)	37,514	72,067
Impairment of operating real estate	7,590	—	—	7,590	—
Compensation and benefits	39,501	33,031	32,143	6,470	888
Operating expense	13,150	14,641	17,868	(1,491)	(3,227)
Restructuring charges	—	—	109,321	—	(109,321)
Total expenses	256,942	208,779	271,015	48,163	(62,236)

Other income
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	854	41,904	(854)	(41,050)
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(854)	(36,623)	854	35,769
Other gain, net	613	34,630	74,067	(34,017)	(39,437)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(23,612)	49,204	32,810	(72,816)	16,394
Equity in earnings (loss) of unconsolidated ventures	9,055	25	(131,115)	9,030	131,140
Income tax expense	(1,062)	(2,440)	(6,276)	1,378	3,836
Net income (loss)	$(15,619)	$46,789	$(104,581)	$(62,408)	$151,370

Comparison of Year Ended December 31, 2023 and Year Ended December 31, 2022
Net Interest Income
Interest income
Interest income increased by $62.5 million to $298.7 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily due to $72.6 million related to higher interest rates and $31.3 million due to 2022 loan originations partially offset by $36.8 million due to loan repayments.

Interest expense
Interest expense increased by $61.5 million to $173.3 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily due to $66.2 million from higher interest rates in 2023, partially offset by $7.8 million due to paydowns on financings.
Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligation held in securitization trusts, net decreased by $2.7 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to the sale of our final retained interest in a securitization trust in November 2022.
Property and other income
Property operating income
Property operating income increased by $3.2 million to $93.4 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to $4.0 million from five real estate foreclosures in 2023 and a tax refund and higher reimbursement income of $1.0 million at two office properties partially offset by $1.7 million from two real estate properties sold in the first quarter of 2022.
Other income
Other income increased by $7.9 million to $13.9 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to higher interest rates on money market investments.
Expenses
Property operating expense
Property operating expense increased by $2.4 million to $26.6 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to $2.7 million from five real estate foreclosures in 2023 and $0.8 million in higher utilities, insurance and property taxes incurred at two office properties in the year ended December 31, 2023. This was partially offset by $1.5 million from two real estate properties sold in the first quarter of 2022.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.9 million to $2.5 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This was primarily due to $0.7 million related to lower loan servicing fees and $0.5 million of costs associated with the sale of a joint venture in the first quarter of 2022.
Interest expense on real estate
Interest expense on real estate decreased by $2.8 million to $25.9 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This decrease was primarily due to amortization income recorded on above-market debt during the year ended December 31, 2023.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.6 million to $33.5 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily due to fully depreciated and amortized assets associated with two office properties of $1.9 million and foreign currency translation of $0.9 million partially offset by $1.9 million from real estate foreclosures.
Increase of current expected credit loss reserve
During the year ended December 31, 2023, we recorded CECL reserves of $108.1 million as compared to reserves of $70.6 million for year ended December 31, 2022. The increase was primarily driven by an increase in specific reserves related to three office senior loans, one multifamily senior loan and one multifamily mezzanine loan, in addition to an increase in general reserves.
Impairment of operating real estate
We recorded impairment of $7.6 million on one office property following a reduction in the estimated holding period during the year ended December 31, 2023. We recorded no impairment for the year ended December 31, 2022.

Compensation and benefits
Compensation and benefits increased by $6.5 million to $39.5 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to fully recognizing stock compensation on performance stock units issued in March 2023 and stock compensation on restricted stock grants issued in March 2023.
Operating expense
Operating expense decreased by $1.5 million to $13.2 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to lower third-party fees.
Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net
During the year ended December 31, 2022, we recorded an unrealized gain of $0.9 million on mortgage loans and obligations held in securitization trusts, net due to the sale of retained investments in the subordinate tranches of a securitization trust. Following the sale, we no longer hold any mortgage loans and obligations held in securitization trusts.
Realized loss on mortgage loans and obligations held in securitization trusts, net
During the year ended December 31, 2022, we recorded a realized loss of $0.9 million on mortgage loans and obligations held in securitization trusts, net due to the sale of retained investments in the subordinate tranches of a securitization trust. Following the sale, we no longer hold any mortgage loans and obligations held in securitization trusts.
Other gain, net
Other gain, net decreased by $34.0 million to $0.6 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to $32.8 million in realized gains associated with asset sales in 2022.
Equity in earnings of unconsolidated ventures
During the year ended December 31, 2023, we realized a one-time gain from our ratable share of dispute resolution proceeds of approximately $9.0 million from the senior mezzanine lender at our prior Los Angeles, California mixed-use project construction mezzanine loan and retained B-participation investment. In connection with the settlement, effective January 26, 2023, we have no further interest in the loan or investment. We recorded de minimis equity in earnings of unconsolidated ventures during the year ended December 31, 2022.
Income tax expense
Income tax expense decreased by $1.4 million to $1.1 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022 primarily due to return to provision adjustments recorded during the year ended December 31, 2022.

Comparison of Year Ended December 31, 2022 and Year Ended December 31, 2021
Net Interest Income
Interest income
Interest income increased by $67.3 million to $236.2 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily due to $108.5 million from 2022 loan originations and the full-year impact of 2021 originations in addition to higher interest rates, partially offset by $42.4 million related to loan repayments.
Interest expense
Interest expense increased by $56.3 million to $111.8 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was driven by $69.8 million related to 2022 financings and the full-year impact of 2021 financings for new loan originations, as well as higher interest rates. This was partially offset by $10.1 million in payoffs of financings in connection with loan repayments and reduced costs associated with the amendment and restatement of our Bank Credit Facility of $3.2 million.

Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligations held in securitization trusts, net decreased by $3.4 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021 due to the sale of the retained interests of two securitization trusts in April 2021 and November 2022.
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
Expenses
Management fee expense
Management fee expense decreased by $9.6 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease is due to the termination of the management agreement (the “Management Agreement”) with our former manager (the “Manager”), a subsidiary of DigitalBridge Group, Inc., that occurred in April 2021.
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
Other gain, net
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

Book Value Per Share
The following table calculates our GAAP book value per share and undepreciated book value per share ($ in thousands, except per share data):

	December 31, 2023	December 31, 2022
Stockholders’ Equity excluding noncontrolling interests in investment entities	$1,277,335	$1,387,768
Shares
Class A common stock	129,985	128,872
Total outstanding	129,985	128,872
GAAP book value per share	$9.83	$10.77
Accumulated depreciation and amortization per share	$1.52	$1.29
Undepreciated book value per share(1)	$11.35	$12.06
_________________________________
(1)Excludes the impact of our pro-rata share of accumulated depreciation and amortization on real estate investments (including related intangible assets and liabilities).
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
The following tables present a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders and noncontrolling interest of the Operating Partnership (dollars and share amounts in thousands, except per share data) for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(15,549)	$45,788	$(101,046)
Adjustments:
Net income (loss) attributable to noncontrolling interest of the Operating Partnership	—	1,013	(1,803)
Non-cash equity compensation expense	14,056	7,888	14,016
Transaction costs	—	—	109,321
Depreciation and amortization	32,050	33,949	36,447
Net unrealized loss (gain):
Impairment of operating real estate	7,590	—	—
Other unrealized loss (gain) on investments	1,747	(1,155)	(47,352)
General CECL reserves	26,983	13,692	(2,684)
Gain on sales of real estate, preferred equity and investments in unconsolidated joint ventures	—	(30,709)	(66,827)
Adjustments related to noncontrolling interests	(805)	(730)	1,254
Distributable Earnings (Loss) attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$66,072	$69,736	$(58,674)
Distributable Earnings (Loss) per share(1)	$0.51	$0.53	$(0.44)

Adjustments:
Specific CECL reserves	$81,166	$56,944	$1,251
Fair value adjustments	(9,055)	—	133,200
Realized loss on hedges	—	—	1,466
Realized loss on CRE debt securities and B-piece	—	797	38,842
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$138,183	$127,477	$116,085
Adjusted Distributable Earnings per share(1)	$1.06	$0.98	$0.87
Weighted average number of shares of Class A common stock and OP units(1)	129,794	130,539	132,807
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the year ended December 31, 2022 includes 3.1 million OP units until their redemption in May 2022. For the year ended December 31, 2021 weighted average number of common shares includes 3.1 million OP units.
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
The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(15,549)	$45,788	$(101,046)
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	14,426	(32,342)	109,565
Net income attributable to noncontrolling interests in investment entities	(70)	(12)	(79)
Amortization of above- and below-market lease intangibles	(126)	(364)	(97)
Interest income	(71)	—	18
Interest expense on real estate	26,024	28,717	32,278
Other income	(437)	(18)	(3)
Transaction, investment and servicing expense	317	681	(35)
Depreciation and amortization	33,321	33,886	36,162
Impairment of operating real estate	7,590	—	—
Operating expense	95	231	233
Other (gain) loss on investments, net	1,660	(10,287)	(4,691)
Income tax (benefit) expense	527	231	(68)
NOI attributable to noncontrolling interest in investment entities	(1,204)	(1,200)	(15,323)
Total NOI, at share	$66,503	$65,311	$56,914
________________________________________
(1)Net (income) loss attributable to non-net leased and other real estate portfolios includes net (income) loss on our senior and mezzanine loans and preferred equity and corporate and other business segments.
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
Our primary sources of liquidity include cash on hand, cash generated from our operating activities and cash generated from asset sales and investment maturities. However, subject to maintaining our qualification as a REIT and our Investment Company Act exclusion, we may use several sources to finance our business, including bank credit facilities (including term loans and revolving facilities), master repurchase facilities and securitizations, as described below. In addition to our current sources of liquidity, there may be opportunities from time to time to access liquidity through public offerings of debt and equity securities. We have sufficient sources of liquidity to meet our material cash commitments for the next 12 months and the foreseeable future.

Financing Strategy
We have a multi-pronged financing strategy that includes an up to $165.0 million secured revolving credit facility as of December 31, 2023, up to approximately $2.0 billion in secured revolving repurchase facilities, $913.9 million in non-recourse securitization financing, $617.4 million in commercial mortgages and $34.5 million in other asset-level financing structures.
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
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	December 31, 2023	December 31, 2022
Debt-to-equity ratio(1)	1.9x	2.0x
_________________________________________
(1)Represents (i) total consolidated outstanding secured debt less cash and cash equivalents of $257.5 million and $306.3 million at December 31, 2023 and December 31, 2022, respectively to (ii) total equity, in each case, at period end.
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
As of December 31, 2023, we were in compliance with all of our financial covenants under the Credit Agreement.
Master Repurchase Facilities
Currently, our primary source of financing is our Master Repurchase Facilities, which we use to finance the origination of senior loans. Repurchase agreements effectively allow us to borrow against loans that we own in an amount generally equal to (i) the market value of such loans multiplied by (ii) the applicable advance rate. Under these agreements, we sell our loans to a counterparty and agree to repurchase the same loans from the counterparty at a price equal to the original sales price plus an interest factor. During the term of a repurchase agreement, we receive the principal and interest on the related loans and pay interest to the lender under the master repurchase agreement. We intend to maintain formal relationships with multiple counterparties to obtain master repurchase financing.
The following table presents a summary of our Master Repurchase and Bank Credit Facilities as of December 31, 2023 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$600,000	$490,261	3.3	SOFR + 2.13%
Bank 2	600,000	261,753	2.3	SOFR + 1.96%
Bank 3	400,000	237,985	3.4	SOFR + 1.74%
Bank 4	400,000	162,724	3.5	SOFR + 1.79%
Total Master Repurchase Facilities	2,000,000	1,152,723

Bank Credit Facility	165,000	—	3.0	SOFR + 2.25%

Total Facilities	$2,165,000	$1,152,723
_________________________________________
(1)All facilities utilize Term SOFR at December 31, 2023.

The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities and Bank Credit Facility (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
December 31, 2023	$1,179,953	$1,152,723	$1,205,475
September 30, 2023	1,212,217	1,207,182	1,208,898
June 30, 2023	1,254,714	1,217,251	1,281,899
March 31, 2023	1,778,135	1,292,176	1,320,246
December 31, 2022	1,436,829	1,339,993	1,434,901
September 30, 2022	1,510,616	1,533,664	1,537,511
June 30, 2022	1,343,678	1,487,567	1,503,297
March 31, 2022	1,052,455	1,199,789	1,199,789
The decrease in our end of period UPB from September 30, 2023 to December 31, 2023 was driven by payoffs of loans during the period.
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
CLNC 2019-FL1
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
CLNC 2019-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the year ended December 31, 2023 and through February 20, 2024, three loans held in CLNC 2019-FL1 were fully repaid and one loan was partially repaid totaling $149.2 million. Two loans held in CLNC 2019-FL1 were removed as a result of the loans becoming defaulted collateral interests, totaling $97.7 million. We exchanged/purchased the two defaulted collateral interests for substitute loan investments and cash equal to the par purchase price of the defaulted collateral interests. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. As of December 31, 2023, we had $478.4 million of unpaid principal balance of CRE debt investments financed with CLNC 2019-FL1. As of December 31, 2023, the securitization reflects an advance rate of 65.3% at a weighted average cost of funds of Adjusted Term SOFR plus 2.17% (before transaction expenses) and is collateralized by a pool of 14 senior loan investments.
Additionally, CLNC 2019-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the years ended December 31, 2023 and 2022. While we continue to closely monitor all loan investments contributed to CLNC 2019-FL1, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
In the second quarter of 2023, we had transitioned the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities. The transition to SOFR did not have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
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
BRSP 2021-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. From January 1, 2023 through the reinvestment date of July 20, 2023, three loans held in BRSP 2021-FL1 were fully repaid, totaling $62.1 million. We replaced the repaid loans by contributing existing loan investments of equal value. Since the expiration of the reinvestment period on July 20, 2023 and through February 20, 2024, two loans held in BRSP 2021-FL1 were fully repaid and one loan was partially repaid, totaling $74.4 million. The proceeds from the repayment were used to amortize the securitization bonds in accordance with the securitization priority of repayments. As of December 31, 2023, we had $731.6 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of December 31, 2023, the securitization reflects an advance rate of 82.2% at a weighted average cost of funds of Term SOFR plus 1.53% (before transaction costs), and is collateralized by a pool of 26 senior loan investments.
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the years ended December 31, 2023 and 2022. We will continue to closely monitor all loan investments contributed to BRSP 2021-FL1, as a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.

Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of December 31, 2023. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,239	$413	$825	$1	$—
Secured debt(2)	2,157,198	1,309,356	551,691	50,841	245,310
Securitization bonds payable(3)	923,048	843,684	79,364	—	—
Ground lease obligations(4)	24,247	2,213	4,312	3,649	14,073
Office leases	6,992	1,293	2,631	2,494	574
	$3,112,724	$2,156,959	$638,823	$56,985	$259,957
Lending commitments(5)	168,247
Total	$3,280,971
_________________________________________
(1)Future interest payments were estimated based on the applicable index at December 31, 2023 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at December 31, 2023.
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
During the year ended December 31, 2023, we did not make any share repurchases, and as of December 31, 2023, there was $50.0 million remaining available to make repurchases under the prior stock repurchase program.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
Cash flow provided by (used in):	2023	2022	2021
Operating activities	$137,624	$125,277	$(21,270)
Investing activities	384,160	89,337	(555,789)
Financing activities	(558,600)	(161,451)	384,356
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

Our operating activities provided net cash inflows of $137.6 million and $125.3 million for the years ended December 31, 2023 and 2022, respectively. Net cash provided by operating activities increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to higher income earned as a result of higher interest rates. For the year ended December 31, 2021, our operating activities used net cash outflows of $21.3 million.
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
Investing activities generated net cash inflows of $384.2 million for the year ended December 31, 2023. Net cash provided by investing activities in 2023 resulted primarily from repayments on loans held for investment, net of $455.9 million partially offset by origination and fundings on our loans held for investment, net of $77.2 million.
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
Financing activities used net cash of $558.6 million for the year ended December 31, 2023, which resulted primarily from repayment of credit facilities of $320.6 million, repayment of securitization bonds of $258.8 million and distributions paid on common stock of $104.0 million, partially offset by borrowings from credit facilities of $133.1 million.
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
Underwriting, Asset and Risk Management
We closely monitor our portfolio and actively manage risks associated with, among other things, our assets and interest rates. Prior to investing in any particular asset, the underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. Beginning in 2021, our investment and portfolio management and risk assessment practices diligence the environmental, social and governance (“ESG”) standards of our business counterparties, including borrowers, sponsors and that of our investment assets and underlying collateral, which may include sustainability initiatives, recycling, energy efficiency and water management, volunteer and charitable efforts, anti-money laundering and know-your-client policies, and diversity, equity and inclusion practices in workforce leadership, composition and hiring practices. Prior to making a final investment decision, we focus on portfolio diversification to determine whether a target asset will cause our portfolio to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If we determine that a proposed acquisition presents excessive concentration risk, we may determine not to acquire an otherwise attractive asset.
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
Our asset management team engages in a proactive and comprehensive on-going review of the credit quality of each asset it manages. In particular, for debt investments on at least an annual basis, the asset management team will evaluate the financial wherewithal of individual borrowers to meet contractual obligations as well as review the financial stability of the assets securing such debt investments. Further, there is ongoing review of borrower covenant compliance including the ability of borrowers to meet certain negotiated debt service coverage ratios and debt yield tests. For equity investments, the asset management team, with the assistance of third-party property managers, monitors and reviews key metrics such as occupancy, same store sales, tenant payment rates, property budgets and capital expenditures. If through this analysis of credit quality, the asset management team encounters declines in credit quality not in accordance with the original business plan, the team evaluates the risks and determines what changes, if any, are required to the business plan to ensure that the attendant risks of continuing to hold the investment do not outweigh the associated rewards.
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
During 2023, we reviewed and evaluated our critical accounting policies and estimates and we believe they are appropriate. The following is a summary of our credit losses policy, which we believe is the most affected by our judgments, estimates, and assumptions.
Current Expected Credit Loss (“CECL” reserve)
The CECL reserve for our financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments and trade receivables, represents a lifetime estimate of expected credit losses. Factors considered by us when determining the CECL reserve include loan-specific characteristics such as loan-to-value (“LTV”) ratio, vintage year, loan term, property type, occupancy and geographic location, financial performance of the borrower, expected payments of principal and interest, as well as internal or external information relating to past events, current conditions and reasonable and supportable forecasts.
The general CECL reserve is measured on a collective (pool) basis when similar risk characteristics exist for multiple financial instruments. If similar risk characteristics do not exist, we measure the specific CECL reserve on an individual instrument basis. The determination of whether a particular financial instrument should be included in a pool can change over time. If a financial asset’s risk characteristics change, we evaluate whether it is appropriate to continue to keep the financial instrument in its existing pool or evaluate it individually.
In measuring the general CECL reserve for financial instruments that share similar risk characteristics, we primarily apply a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). Our model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through December 2023 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
For determining a specific CECL reserve, financial instruments are assessed outside of the PD/LGD model on an individual basis. This occurs when it is probable that we will be unable to collect the full payment of principal and interest on the instrument. We record a reserve to reduce the carrying value of the instrument to the present value of the expected future cash flows discounted at the instrument’s effective rate or to the fair value of the collateral. We apply a discounted cash flow (“DCF”) methodology to determine the fair value of the collateral where it is probable that we will foreclose or the borrower is experiencing financial difficulty based on our assessment at the reporting date, and the repayment is expected to be provided substantially through the operation or sale of the collateral. Determining fair value of the collateral, including utilization of a practical expedient, may take into account a number of assumptions including, but not limited to, rents and cash flow projections, capitalization rates and discount rates. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.
In connection with developing the CECL reserve for our loans held for investment, we determine the risk ranking of each loan as a key credit quality indicator. The risk rankings are based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, our loans and preferred equity held for investment are rated “1” through “5,” from less risk to greater risk, and the ratings are updated quarterly. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows:
1.Very Low Risk
2.Low Risk
3.Medium Risk
4.High Risk/Potential for Loss—A loan that has a high risk of realizing a principal loss.
5.Impaired/Loss Likely—A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.
During the three months ended September 30, 2023, we simplified our risk ranking definitions. We re-evaluated our risk rankings based on the simplified definitions and concluded that there was no impact to prior period risk rankings.
We also consider qualitative factors, including, but not limited to, economic and business conditions, nature and volume of the loan portfolio, lending terms, volume and severity of past due loans, concentration of credit and changes in the level of such concentrations in its determination of the CECL reserve.
We have elected to not measure a CECL reserve for accrued interest receivable as it is reversed against interest income when a loan investment is placed on nonaccrual status. Loans are charged off when all or a portion of the principal amount is determined to be uncollectible.

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
As of December 31, 2023, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase or decrease interest income by $7.4 million annually, net of interest expense.
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
The COVID-19 pandemic has had a direct and volatile impact on the global markets, including the commercial real estate equity and debt capital markets. The continued disruption caused by COVID-19 has led to a negative impact on asset valuations and significant constraints on liquidity in the capital markets, which have led to restrictions on lending activity, downward pressure on covenant compliance and requirements to post margin or repayments under master repurchase financing arrangements. Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the year ended December 31, 2023, and through February 20, 2024, we have not received any margin calls under our Master Repurchase Facilities.
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
At December 31, 2023, we had approximately NOK 588.9 million or a total of $57.9 million, in net investments in our European subsidiaries. A 1.0% change in the foreign currency rate would result in a $0.6 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiary.
A summary of the foreign exchange contracts in place at December 31, 2023, including notional amount and key terms, is included in Note 14, “Derivatives,” to Part IV, Item 15, “Exhibits and Financial Statements Schedules.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at December 31, 2023, we do not expect any counterparty to default on its obligations.
Item 8. Financial Statements
The financial statements and the supplementary financial data required by this item appear in Item 15 of this Annual Report.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.
Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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

Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included in this Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BrightSpire Capital, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited BrightSpire Capital, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BrightSpire Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 21, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
New York, New York
February 21, 2024

Item 9B. Other Information
During the period ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Recent Developments
Mazzei Employment Agreement
On February 16, 2024, the Company entered into a second amended and restated employment agreement with Michael J. Mazzei, Chief Executive Officer (the “Second Amended and Restated Employment Agreement”).
Mr. Mazzei’s term of employment has been extended for an additional three years, expiring on March 31, 2027. During such term, Mr. Mazzei will continue to serve as Chief Executive Officer of the Company and will be nominated for election as a director of the Company at each applicable meeting of the stockholders of the Company. Mr. Mazzei will continue to receive an annual base salary of $800,000, an annual target cash bonus opportunity of no less than $1,750,000, and an annual target long-term equity incentive opportunity (“LTIP Award”) of no less than $3,000,000. The employment agreement provides that Mr. Mazzei is eligible to participate in employee benefit programs made available to the Company’s employees generally from time to time and to receive payments upon termination or change in control of the Company, or death or disability, in addition to any accrued and unpaid salary, vacation and benefits, as set forth in further detail below.
In the event that Mr. Mazzei is terminated by the Company without Cause or he terminates his employment for Good Reason (in each case, as such terms are defined in his employment agreement), and subject to his execution of a release of claims in favor of the Company, he is entitled to (a) a lump sum cash payment equal to the product of one and one-half times (the “Severance Multiple”) his most recent (i) base salary and (ii) target annual bonus (the “Cash Severance Payment”); (b) payment of the prior calendar year’s annual bonus, if not paid as of such termination; (c) if termination in a calendar year occurs before the date on which his LTIP Award is made, a grant of the then-current target LTIP Award; (d) a lump sum payment in respect of his bonus for the year of termination equal to his target annual bonus, prorated for the period of time worked during the year; and (e) full vesting of all then-outstanding and unvested LTIP Awards at the full target award amount on a non-pro-rated basis (including the LTIP Award granted as described above) (collectively, the “Severance Benefits”). All payments are to be made once the release is effective. In the event that Mr. Mazzei is terminated by the Company without Cause or he terminates his employment for Good Reason during the period beginning ninety (90) days prior to the consummation of a Change in Control (as such term is defined in the Company’s 2022 Equity Incentive Plan) or within one year following a Change in Control, his Severance Benefits remain the same, except that the Severance Multiple of his Cash Severance Payment is increased to two.
In the event of Mr. Mazzei’s death or disability (as defined in his employment agreement), he or his estate is entitled to (a) payment of the prior calendar year’s annual bonus, if not paid as of such termination; (b) a lump sum payment in respect of his bonus for the year of termination equal to his target annual bonus, prorated for the period of time worked during the year; and (c) full vesting of all then-outstanding and unvested LTIP awards at the full target award amount on a non-pro-rated basis.
This employment agreement expires on March 31, 2027. If the Company and Mr. Mazzei do not agree to extend the term of the employment agreement, the Company will provide Mr. Mazzei with all of the Severance Benefits other than the Cash Severance Payment, and with all LTIP awards vesting on their regularly scheduled vesting dates, subject to compliance with the restrictive covenants in the restrictive covenant agreement to which he is also a party.
Compensation Matters for other Named Executive Officers
On February 16, 2024, the Compensation Committee approved an increased annual base salary for certain named executive officers of the Company effective March 1, 2024, as follows: (i) $500,000 for Andrew E. Witt, President and Chief Operating Officer and (ii) $425,000 for Frank V. Saracino, Chief Financial Officer.
On February 21, 2024, the letter agreements with each of our named executive officers were amended and restated (the “Amended Form of Executive Employment Letter”) to provide certain incremental severance terms, as supplemental benefits to the Company’s amended severance plan (the “Amended and Restated Severance Plan"). Specifically, the severance termination payment in connection with an involuntary termination shall equal one times the sum of the annual base salary plus target annual bonus for each such executive. In addition, if an involuntary termination in a calendar year (including in connection with a change in control) occurs before the date on which an LTIP Award is made, each such executive shall receive a grant of the then-current target LTIP Award.

Equity Incentive Plan and Form of Award Agreement
On February 21, 2024, the Company entered into an amendment to the Company’s 2022 Equity Incentive Plan (the “First Amendment to Equity Plan”), to provide the Compensation Committee discretion in setting vesting conditions upon a change in control of the Company of performance awards made or to be made by the Company.
On February 21, 2024, the Company amended and restated the BrightSpire Capital, Inc. 2022 Equity Incentive Plan Performance Restricted Stock Unit Agreement (the “Amended 2022 PSU Agreement”) with each recipient to cause any such awards, upon a change in control event, to vest at the greater of one (1) times the target award amount or the actual performance result of such award.
The foregoing summary descriptions of the Second Amended and Restated Employment Agreement, Amended Form of Executive Employment Letter, Amended and Restated Severance Plan, First Amendment to Equity Plan, and Amended 2022 PSU Agreement, do not purport to be complete and are qualified in their entirety by reference to the complete text of the Second Amended and Restated Employment Agreement, Amended Form of Executive Employment Letter, Amended and Restated Severance Plan, First Amendment to Equity Plan, and Amended 2022 PSU Agreement, copies of which are included as Exhibit 10.58, Exhibit 10.59, Exhibit 10.11, Exhibit 10.7, Exhibit 10.10, respectively, to this Annual Report on Form 10-K and is incorporated herein by reference.

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
•Any obligation to pay “rents from real property;”
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
•95% of its REIT capital gain income for such year; and
•any undistributed taxable income from prior periods.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023.
Item 14. Principal Accounting Fees and Services.
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023.

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
(a)(3) Exhibits

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BrightSpire Capital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BrightSpire Capital, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Current Expected Credit Loss (“CECL”) reserve
Description of the Matter
As of December 31, 2023, the Company’s loans and preferred equity held for investment portfolio and the associated current expected credit loss reserve totaled $2.9 billion and $76.0 million, respectively. As described in Note 2, the Company’s CECL reserve is an estimate of the total expected credit loss over the expected life of the loan or preferred equity investment. In measuring the CECL reserve for instruments that share similar risk characteristics, management primarily utilizes a probability of default/ loss given default model which considers internal or external information relating to past events, current conditions and reasonable and supportable forecasts, and loan-specific characteristics including the loan to value ratio based on the fair value of the collateral, the financial performance of the borrower, expected payments of principal and interest (“general CECL reserve”). The Company also considers qualitative factors in its determination of the general CECL reserves. When management determines that it is probable that the Company will be unable to collect the full payment of principal and interest on an individual instrument, the Company records a reserve to reduce the carrying value of the instrument to the present value of the expected future cash flows discounted at the instrument’s effective rate or to the fair value of the collateral (“specific CECL reserve”) using a discounted cash flow methodology.
Auditing the CECL reserve was especially subjective due to the complexity of the models and the judgmental nature of the significant assumptions used in the determination of management’s estimates, including certain macro-economic variables, fair value of the collateral and market-based assumptions, including rents, capitalization rates, and discount rates. These assumptions have a significant effect on the CECL reserve.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes to estimate the CECL reserve on its loans and preferred equity held for investment, including management’s review of the significant assumptions described above, the completeness and accuracy of key inputs used in both the general CECL reserve model and discounted cash flow model utilized to estimate the specific CECL reserve.
To test the general CECL reserve, we performed audit procedures that included, among others, evaluating the appropriateness of the methodology, model, and significant assumptions described above and testing the completeness and accuracy of the data used. With the assistance of our internal specialists and other professionals, we evaluated the appropriateness of the probability of default and loss given default methodology used to estimate the general CECL reserve and assessed the underlying macroeconomic variables used in the model. We reviewed the sensitivity analyses prepared by management and compared management’s significant assumptions to relevant information from external sources. For a sample of loans, we involved our internal real estate valuation professionals to assist us in performing procedures to corroborate the reasonableness of the inputs of fair values and net operating income of the underlying collateral utilized in developing the general CECL reserve. We also evaluated the reasonableness of qualitative adjustments made by management based on the fair values of the underlying collateral. For all specific CECL reserves, with the assistance of our internal specialists, we reviewed the methodology and significant market-based assumptions, as described above, used to derive management’s estimate of the fair value of the collateral.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
February 21, 2024

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$257,506	$306,320
Restricted cash	104,583	92,508
Loans and preferred equity held for investment	2,936,506	3,574,989
Current expected credit loss reserve	(76,028)	(106,247)
Loans and preferred equity held for investment, net	2,860,478	3,468,742
Real estate, net	807,985	732,468
Receivables, net	41,451	40,698
Deferred leasing costs and intangible assets, net	58,971	53,980
Assets held for sale	19,600	—
Other assets	47,680	55,673
Total assets	$4,198,254	$4,750,389
Liabilities
Securitization bonds payable, net	$912,545	$1,167,600
Mortgage and other notes payable, net	650,293	656,468
Credit facilities	1,152,723	1,339,993
Accrued and other liabilities	85,501	87,633
Intangible liabilities, net	4,138	4,839
Escrow deposits payable	88,603	79,055
Dividends payable	25,985	25,777
Total liabilities	$2,919,788	$3,361,365
Commitments and contingencies (Note 16)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 129,985,107 and 128,872,471 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,300	1,289
Additional paid-in capital	2,864,883	2,853,723
Accumulated deficit	(1,586,292)	(1,466,568)
Accumulated other comprehensive loss	(2,556)	(676)
Total stockholders’ equity	1,277,335	1,387,768
Noncontrolling interests in investment entities	1,131	1,256
Total equity	1,278,466	1,389,024
Total liabilities and equity	$4,198,254	$4,750,389

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands)
The following table presents assets and liabilities of securitization vehicles and certain real estate properties that have noncontrolling interests as variable interest entities for which the Company is determined to be the primary beneficiary.

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$5,380	$5,163
Restricted cash	7,023	7,831
Loans and preferred equity held for investment, net	1,170,034	1,444,398
Real estate, net	166,616	167,821
Receivables, net	11,731	11,869
Deferred leasing costs and intangible assets, net	7,753	10,956
Other assets	20,250	21,977
Total assets	$1,388,787	$1,670,015
Liabilities
Securitization bonds payable, net	$912,545	$1,167,600
Mortgage and other notes payable, net	170,412	173,960
Accrued and other liabilities	5,239	5,026
Intangible liabilities, net	3,460	4,839
Escrow deposits payable	927	2,366
Total liabilities	$1,092,583	$1,353,791

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2023	2022	2021
Net interest income
Interest income	$298,702	$236,181	$168,845
Interest expense	(173,309)	(111,806)	(55,484)
Interest income on mortgage loans held in securitization trusts	—	32,163	51,609
Interest expense on mortgage obligations issued by securitization trusts	—	(29,434)	(45,460)
Net interest income	125,393	127,104	119,510

Property and other income
Property operating income	93,403	90,191	102,634
Other income	13,921	6,058	2,333
Total property and other income	107,324	96,249	104,967

Expenses
Management fee expense	—	—	9,596
Property operating expense	26,640	24,222	30,286
Transaction, investment and servicing expense	2,499	3,434	4,556
Interest expense on real estate	25,909	28,717	32,278
Depreciation and amortization	33,504	34,099	36,399
Increase (decrease) of current expected credit loss reserve	108,149	70,635	(1,432)
Impairment of operating real estate	7,590	—	—
Compensation and benefits (including $14,056, $7,888 and $14,030 of equity-based compensation expense, respectively)	39,501	33,031	32,143
Operating expense	13,150	14,641	17,868
Restructuring charges	—	—	109,321
Total expenses	256,942	208,779	271,015

Other income (loss)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	854	41,904
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	(854)	(36,623)
Other gain, net	613	34,630	74,067
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(23,612)	49,204	32,810
Equity in earnings (loss) of unconsolidated ventures	9,055	25	(131,115)
Income tax expense	(1,062)	(2,440)	(6,276)
Net income (loss)	(15,619)	46,789	(104,581)
Net (income) loss attributable to noncontrolling interests:
Investment entities	70	12	1,732
Operating Partnership	—	(1,013)	1,803
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(15,549)	$45,788	$(101,046)

Net income (loss) per common share - basic (Note 18)	$(0.12)	$0.35	$(0.79)
Net income (loss) per common share - diluted (Note 18)	$(0.12)	$0.34	$(0.79)

Weighted average shares of common stock outstanding - basic (Note 18)	127,060	127,302	128,496
Weighted average shares of common stock outstanding - diluted (Note 18)	127,060	129,300	128,496
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(15,619)	$46,789	$(104,581)
Other comprehensive income (loss)
Unrealized loss on real estate securities, available for sale	—	—	(200)
Change in fair value of net investment hedges	—	—	(29,927)
Foreign currency translation loss	(1,880)	(9,300)	(17,294)
Total other comprehensive loss	(1,880)	(9,300)	(47,421)
Comprehensive income (loss)	(17,499)	37,489	(152,002)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	70	12	1,732
Operating Partnership	—	(1,175)	3,100
Comprehensive income (loss) attributable to common stockholders	$(17,429)	$36,326	$(147,170)

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2020	128,565	$1,286	$2,844,023	$(1,234,224)	$54,588	$1,665,673	$253,225	$39,780	$1,958,678
Contributions	—	—	—	—	—	—	5,845	—	5,845
Distributions	—	—	—	—	—	—	(255,545)	—	(255,545)
Issuance and amortization of equity-based compensation	1,471	14	14,016	—	—	14,030	—	—	14,030
Other comprehensive loss	—	—	—	—	(45,802)	(45,802)	(321)	(1,298)	(47,421)
Dividends and distributions declared ($0.58 per share)	—	—	—	(75,292)	—	(75,292)	—	(1,784)	(77,076)
Shares canceled for tax withholding on vested stock awards	(267)	(2)	(2,613)	—	—	(2,615)	—	—	(2,615)
Reallocation of equity	—	—	340	—	—	340	—	(340)	—
Net loss	—	—	—	(101,046)	—	(101,046)	(1,732)	(1,803)	(104,581)
Balance as of December 31, 2021	129,769	$1,298	$2,855,766	$(1,410,562)	$8,786	$1,455,288	$1,472	$34,555	$1,491,315
Distributions	—	$—	$—	$—	$—	$—	$(204)	$—	$(204)
Issuance and amortization of equity-based compensation	1,524	16	7,872	—	—	7,888	—	—	7,888
Repurchase of common stock	(2,181)	(22)	(18,298)	—	—	(18,320)	—	—	(18,320)
Share forfeitures	(92)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	(9,462)	(9,462)	—	162	(9,300)
Dividends and distributions declared ($0.79 per share)	—	—	—	(101,794)	—	(101,794)	—	(584)	(102,378)
Shares canceled for tax withholding on vested stock awards	(148)	(3)	(1,252)	—	—	(1,255)	—	—	(1,255)
OP redemption	—	—	9,648	—	—	9,648	—	(35,159)	(25,511)
Reallocation of equity	—	—	(13)	—	—	(13)	—	13	—
Net income (loss)	—	—	—	45,788	—	45,788	(12)	1,013	46,789
Balance as of December 31, 2022	128,872	$1,289	$2,853,723	$(1,466,568)	$(676)	$1,387,768	$1,256	$—	$1,389,024
Distributions	—	$—	$—	$—	$—	$—	$(55)	$—	$(55)
Issuance and amortization of equity-based compensation	1,620	16	14,040	—	—	14,056	—	—	14,056
Share forfeitures	(54)	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(1,880)	(1,880)	—	—	(1,880)
Dividends and distributions declared ($0.80 per share)	—	—	—	(104,175)	—	(104,175)	—	—	(104,175)
Shares canceled for tax withholding on vested stock awards	(453)	(5)	(2,880)	—	—	(2,885)	—	—	(2,885)
Net loss	—	—	—	(15,549)	—	(15,549)	(70)	—	(15,619)
Balance as of December 31, 2023	129,985	$1,300	$2,864,883	$(1,586,292)	$(2,556)	$1,277,335	$1,131	$—	$1,278,466

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(15,619)	$46,789	$(104,581)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	—	(25)	131,115
Depreciation and amortization	33,504	34,099	36,399
Straight-line rental income	(2,135)	(1,649)	(2,601)
Amortization of (above) below market lease values, net	(127)	(364)	(98)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(10,985)	(13,887)	(6,706)
Amortization of deferred financing costs	10,689	10,742	12,316
Amortization of right-of-use lease assets and operating lease liabilities	107	499	104
Paid-in-kind interest added to loan principal, net of interest received	(5,022)	3,907	(4,818)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	(854)	(41,904)
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	854	36,623
Realized loss on securities from write-down to fair value	—	—	990
Realized gain on sale of real estate securities, available for sale	—	—	(1,331)
Designated hedges and foreign currency translation reclassified to earnings	—	—	(30,497)
Realized gain on sale of real estate	—	(10,632)	(11,911)
Increase (decrease) of current expected credit loss reserve	108,149	70,858	(1,432)
Impairment of operating real estate	7,590	—	—
Amortization of equity-based compensation	14,056	7,888	14,016
Mortgage notes (above) below market value amortization	(1,533)	140	117
Realized gain on sales of unconsolidated ventures	—	(21,900)	(25,451)
Deferred income tax (benefit) expense	(1,040)	(2,047)	(85)
Other (gain) loss, net	1,438	3,587	(1,647)
Changes in assets and liabilities:
Receivables, net	1,512	(3,069)	(1,202)
Deferred costs and other assets	189	5,151	(3,721)
Due to related party	—	—	(10,059)
Other liabilities	(3,149)	(4,810)	(4,906)
Net cash provided by (used in) operating activities	137,624	125,277	(21,270)
Cash flows from investing activities:
Acquisition, origination and funding of loans held for investment, net	(77,203)	(972,113)	(1,758,090)
Repayment on loans held for investment	455,928	909,820	485,411
Proceeds from sale of real estate	—	55,600	332,003
Acquisition of and additions to real estate, related intangibles and leasing commissions	(7,056)	(3,965)	(9,923)
Investments in unconsolidated ventures	—	—	(11,953)
Proceeds from sale of investments in unconsolidated ventures	—	38,100	198,353
Distributions in excess of cumulative earnings from unconsolidated ventures	784	1,370	47,587
Repayment of real estate securities, available for sale, from sales	—	—	10,223
Repayment of real estate securities, available for sale, from cost recovery	—	—	310
Repayment of principal in mortgage loans held in securitization trusts	—	18,660	78,907
Proceeds from sale of beneficial interests of securitization trusts	—	36,154	28,662
Net receipts on settlement of derivative instruments	—	—	6,351
Cash received related to foreclosure of loans held for investment	2,160	—	—
Change in escrow deposits payable	9,547	5,711	36,370
Net cash provided by (used in) investing activities	384,160	89,337	(555,789)
Cash flows from financing activities:
Distributions paid on common stock	(103,951)	(99,391)	(51,916)
Distributions paid on common stock to noncontrolling interests	—	(1,138)	(1,221)
Shares canceled for tax withholding on vested stock awards	(2,885)	(1,255)	(2,613)
Repurchase of common stock	—	(18,320)	—
Redemption of OP units	—	(25,383)	—
Borrowings from mortgage notes	34,466	—	7,196
Repayment of mortgage notes	(33,931)	(85,193)	(266,596)
Borrowings from credit facilities	133,145	771,478	1,325,237
Repayment of credit facilities	(320,562)	(336,785)	(955,292)
Borrowing from securitization bonds	—	—	670,000
Repayment of securitization bonds	(258,789)	(337,707)	—
Repayment of mortgage obligations issued by securitization trusts	—	(18,660)	(78,907)
Payment of deferred financing costs	(6,038)	(8,892)	(11,832)
Contributions from noncontrolling interests	—	—	5,845
Distributions to noncontrolling interests	(55)	(204)	(255,545)
Forfeiture of stock awards	—	(1)	—
Net cash provided by (used in) financing activities	(558,600)	(161,451)	384,356
Effect of exchange rates on cash, cash equivalents and restricted cash	77	(898)	(764)
Net increase (decrease) in cash, cash equivalents and restricted cash	(36,739)	52,265	(193,467)
Cash, cash equivalents and restricted cash - beginning of period	398,828	346,563	540,030
Cash, cash equivalents and restricted cash - end of period	$362,089	$398,828	$346,563

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)

	Year Ended December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$306,320	$259,722	$474,817
Restricted cash	92,508	86,841	65,213
Total cash, cash equivalents and restricted cash, beginning of period	$398,828	$346,563	$540,030

End of the period
Cash and cash equivalents	$257,506	$306,320	$259,722
Restricted cash	104,583	92,508	86,841
Total cash, cash equivalents and restricted cash, end of period	$362,089	$398,828	$346,563

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$190,051	$126,151	$76,262
Cash paid for income taxes, net	$268	$595	$4,827
Supplemental disclosure of non-cash investing and financing activities:
Deconsolidation of securitization trust (VIE asset/liability reductions)	$—	$(649,377)	$(802,196)
Accrual of distribution payable	25,985	25,777	23,912
Assumption of accounts payable, accrued expenses and other liabilities related to real estate owned	(2,782)	—	—
Assumption of real estate	122,472	—	—
Settlement of loans held for investment, net by real estate, net and assets held for sale	137,600	—	—
Right-of-use lease assets and operating lease liabilities	—	3,271	5,435

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
Trends Affecting the Business
Although global markets showed signs of stabilization and inflationary pressure may be moderating due to increased interest rates through the third quarter of 2023, CRE value uncertainties, aftershock of COVID-19 and geopolitical unrest continue to contribute to market volatility. Generationally high interest rates have continued to negatively impact transaction activity in the real estate market and correspondingly the loan financing market. To the extent certain of the Company’s borrowers are experiencing significant financial dislocation as a result of economic conditions, the Company has and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. The market for office properties was particularly negatively impacted by COVID-19 and continues to experience headwinds driven by the normalization of work from home and hybrid work arrangements and elevated costs to operate or reconfigure office properties. These factors have largely resulted in lower demand for office space and driven rising vacancy rates. Given the uncertainty in the office market, there is risk of future valuation impairment or investment loss on our loans secured by office properties.
While macroeconomic conditions are expected to continue to normalize, the Company cannot predict whether they will in fact improve or even intensify. Due to the inherent uncertainty of these conditions, their impact on the Company’s business is difficult to predict and quantify.
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
Restructuring Charges
On April 4, 2021, the Company entered into the termination agreement (the “Termination Agreement”) with its former external manager (the “Manager”), a subsidiary of DigitalBridge Group, Inc. (“DigitalBridge”) whereby its management agreement (the “Management Agreement”) terminated on April 30, 2021. The termination of the Management Agreement resulted in a material

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

change in the management structure of the Company, and was accounted for under ASC 420, Exit or disposal cost obligations. The one-time payment made in April 2021 to the Manager under the Termination Agreement, and other associated costs, were recorded within restructuring charges on the consolidated statement of operations.
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
As of December 31, 2023 and 2022, the Company has identified certain consolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
Consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. At December 31, 2023 and December 31, 2022, the noncontrolling interests in the operating real estate properties represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
Investing VIEs
The Company’s previous investments in securitization financing entities (“Investing VIEs”) included subordinate first-loss tranches of securitization trusts, which represented interests in such VIEs. As of December 31, 2023, the Company did not hold any tranches of any securitization trusts, with the exception of its securitization bonds payable, net. Refer to Note 8, “Debt” for further discussion. During the three months ended December 31, 2022, the Company sold its remaining subordinate tranches of a securitization trust in one Investing VIE for which it had determined it was the primary beneficiary because it had the power to direct the activities that most significantly impacted the economic performance of the securitization trust. The Company’s subordinate tranches of the securitization trust, which represented the retained interest and related interest income, were eliminated in consolidation.
Interest income and interest expense associated with the Investing VIE are presented separately on the consolidated statements of operations.
Unconsolidated VIEs
As of December 31, 2023, the Company did not hold, and had no remaining obligations to, any unconsolidated VIEs. As of December 31, 2022, the Company held one investment which had no carrying value in an unconsolidated VIE to which the Company did not provide financial support during the year ended December 31, 2022.
The maximum exposure to loss of investments in unconsolidated ventures was determined as the carrying value plus any future funding commitments.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company’s cash is held with major financial institutions. Certain cash account balances exceed Federal Deposit Insurance Corporation insurance limits of $250,000 per account and as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. The Company monitors the financial stability of these financial institutions and believes it is not exposed to any significant credit risk in cash and cash equivalents.
Restricted Cash
Restricted cash consists primarily of borrower escrow deposits, tenant escrow deposits and real estate capital expenditure reserves.
Loans and Preferred Equity Held for Investment
The Company originates and purchases loans and preferred equity held for investment. The accounting framework for loans and preferred equity held for investment depends on the Company’s strategy whether to hold or sell the loan or whether the loan was credit-impaired at the time of acquisition.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
At December 31, 2023 and December 31, 2022, the Company had no loans classified as held for sale.
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
Depreciation—Real estate held for investment, other than land, is depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Building (fee interest)	30 to 47 years
Building leasehold interests	Lesser of remaining term of the lease or remaining life of the building
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	1 to 15 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture, fixtures and equipment	2 to 9 years

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
At December 31, 2023, the Company classified one property as held for sale. Refer to Note 5, “Real Estate, net and Real Estate Held for Sale” and Note 13, “Fair Value” for further detail. At December 31, 2022, there were no properties held for sale.
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized as current expected credit loss reserves and the cumulative reserve on the loan is charged off. Fair value of foreclosed properties is generally based on a discounted cash flow, third party appraisals, broker price opinions, comparable sales or a combination thereof.
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs are recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. During the year ended December 31, 2022, the Company sold its retained investments in the subordinate tranches of a securitization trust. In connection with the sale, the Company deconsolidated the securitization trust and recognized a realized loss. Refer to Note 4, “Real Estate Securities” for further discussion.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For the years ended December 31, 2023, 2022 and 2021, the Company recorded income tax expense of $1.1 million, $2.4 million and $6.3 million, respectively.
Current Expected Credit Loss (“CECL”) reserve
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In measuring the general CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default. The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through December 2023 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
For determining a specific CECL reserve, financial instruments are assessed outside of the PD/LGD model on an individual basis. This occurs when it is probable that the Company will be unable to collect the full payment of principal and interest on the instrument. The Company records a reserve to reduce the carrying value of the instrument to the present value of the expected future cash flows discounted at the instrument’s effective rate or to the fair value of the collateral. The Company applies a discounted cash flow (“DCF”) methodology to determine the fair value of the collateral where it is probable that the Company will foreclose or the borrower is experiencing financial difficulty based on the Company’s assessment at the reporting date, and the repayment is expected to be provided substantially through the operation or sale of the collateral. Determining fair value of the collateral, including utilization of a practical expedient, may take into account a number of assumptions including, but not limited to, rents and cash flow projections, capitalization rates and discount rates. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.
In connection with developing the CECL reserve for its loans held for investment, the Company determines the risk ranking of each loan and preferred equity as a key credit quality indicator. The risk rankings are based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, the Company’s loans and preferred equity held for investment are rated “1” through “5,” from less risk to greater risk, and the ratings are updated quarterly. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows:
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
The Company also considers qualitative factors, including, but not limited to, economic and business conditions, nature and volume of the loan portfolio, lending terms, volume and severity of past due loans, concentration of credit and changes in the level of such concentrations in its determination of the CECL reserve.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Future Application of Accounting Standards
Segment Reporting—In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The ASU provides updates to reportable segment disclosures, including enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU is effective beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of this guidance.
Income Tax Accounting—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The ASU is effective for periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this new guidance.
3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	December 31, 2023				December 31, 2022
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Variable rate
Senior loans	$1,646,722	$1,645,780	9.0%	2.7	$1,981,973	$1,972,952	7.9%	3.5
Securitized loans(2)	1,210,000	1,209,994	8.9%	1.9	1,468,790	1,466,754	7.8%	2.7
Mezzanine loans	12,330	12,450	16.4%	0.3	12,000	12,120	15.4%	0.0
	2,869,052	2,868,224			3,462,763	3,451,826
Fixed rate
Mezzanine loans	68,334	68,282	10.9%	2.4	100,765	100,666	12.2%	2.6
Preferred equity interests	—	—	—%	0.0	22,720	22,497	12.0%	9.9
	68,334	68,282			123,485	123,163
Loans held for investment	2,937,386	2,936,506			3,586,248	3,574,989

CECL reserve	—	(76,028)			—	(106,247)
Loans and preferred equity held for investment, net	$2,937,386	$2,860,478	9.0%	2.4	$3,586,248	$3,468,742	8.0%	3.2
_________________________________________
(1)Calculated based on contractual interest rate. As of December 31, 2023, all variable rate loans utilize Term Secured Overnight Financing Rate (“Term SOFR”).
(2)Represents loans transferred into securitization trusts that are consolidated by the Company.

The Company had $15.9 million and $16.4 million of interest receivable related to its loans and preferred equity held for investment, net as of December 31, 2023 and December 31, 2022, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

	Carrying Value
	Year Ended December 31,
	2023	2022
Balance at January 1	$3,468,742	$3,449,009
Acquisitions/originations/additional funding	77,203	972,113
Loan maturities/principal repayments	(455,928)	(896,398)
Increase of CECL reserve(1)	(108,115)	(70,900)
Discount accretion/premium amortization	10,985	13,887
Capitalized interest, net of repayments	5,022	(220)
Transfer to Real Estate, net and Real Estate Held for Sale(2)	(261,288)	—
Charge-off of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(2)	123,857	—
Charge-off of loan held for investment(3)	(14,477)	—
Charge-off of CECL reserve-other(3)	14,477	1,251
Balance at December 31, 2023	$2,860,478	$3,468,742
_________________________________________
(1)Provision for loan losses excludes a de minimis amount for the years ended December 31, 2023 and December 31, 2022 as determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.
(2)Refer to Note 5, “Real Estate, net and Real Estate Held for Sale” for further discussion.
(3)During the third quarter of 2023, the Company charged off one Mezzanine B Note (as defined below) which was deemed uncollectible relating to a multifamily property in Milpitas, California for $14.5 million and the Company charged off the related $14.5 million of CECL reserves.
Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. These loan modifications typically include additional time for the borrower to refinance or sell the collateral property, adjustment or waiver of performance tests that are prerequisite to the extension of a loan’s maturity, and/or deferral of scheduled principal payments. In exchange for a modification, the Company may receive a partial repayment of principal, a short-term accrual of capitalized interest for a portion of interest due, a cash infusion to replenish interest or capital improvement reserves, termination of all or a portion of the remaining unfunded loan commitment, additional call protection, and/or increase the loan coupon.
During the second quarter of 2023, the Company amended and restructured a development mezzanine loan related to a multifamily property located in Milpitas, California (the “Development Mezzanine Loan”), bifurcating it into a $30.2 million Mezzanine A note (the “Mezzanine A Note”) and a $14.5 million Mezzanine B note (the “Mezzanine B Note”) to facilitate a new equity contribution from the borrower behind the Mezzanine A Note and ahead of the Mezzanine B Note. As part of the restructuring, the Company extended the terms of both the Mezzanine A Note and the Mezzanine B Note to be conterminous with the senior loan, which was extended to March 2025, with an additional one-year extension option to March 2026. Prior to the amendment, the Development Mezzanine Loan had a fixed interest rate of 13%. After the amendment, the Mezzanine A Note has a fixed interest rate of 10% and the Mezzanine B Note has a fixed interest rate of 12%. In connection with the amendment and restructuring of the Development Mezzanine Loan, the Company placed the Mezzanine B Note on nonaccrual status in April 2023 and recorded a $14.5 million specific CECL reserve during the first quarter of 2023. As of December, 2023, the amortized cost basis of the Mezzanine A Note was $32.6 million. During the third quarter of 2023, the Mezzanine B Note was charged off as the Company deemed this amount uncollectible.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of 2023, the Company amended a Tualatin, Oregon senior loan with an outstanding principal balance of $39.4 million. The modification reduces the loan spread from 3.96% to 1.5%, and includes an exit fee upon repayment of the loan of 2.5% of the principal balance. The modification allows the sponsor to utilize tenant improvements and leasing commission funds for capital improvements such as rezoning the collateral for additional commercial uses, and exploring rezoning certain parcels for multifamily use. Additionally, the sponsor funded $0.3 million into a reserve to fund operating shortfalls.
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
The following table provides an aging summary of loans and preferred equity held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due(1)	30-59 Days Past Due(2)	60-89 Days Past Due	90 Days or More Past Due(3)	Total Loans and Preferred Equity
December 31, 2023	$2,936,506	$—	$—	$—	$2,936,506
December 31, 2022	3,494,437	68,432	—	12,120	3,574,989
_________________________________________
(1)At December 31, 2023, includes one Denver, Colorado multifamily senior loan which was placed on nonaccrual status on December 9, 2023 with a carrying value of $28.8 million.
(2)At December 31, 2022, represents the Long Island City, New York office senior loan which was in interest payment default and was placed on a nonaccrual status on September 9, 2022. In June 2023, this loan was foreclosed through a deed-in-lieu of foreclosure. Refer to Note 5, “Real Estate, net and Real Estate Held for Sale” for further discussion.
(3)At December 31, 2022 represents the New York, New York Hotel mezzanine loan which was in maturity default as of March 2022.

Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022
CECL reserve at beginning of period	$106,247	$36,598
Increase in general CECL reserve(1)	26,949	13,734
Increase in specific CECL reserve(2)(3)	81,166	57,166
Charge-offs of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale	(123,857)	—
Charge-off of CECL reserve-other(3)	(14,477)	(1,251)
CECL reserve at end of period	$76,028	$106,247
_________________________________________
(1)Excludes a de minimis amount of CECL reserves related to unfunded commitments reported on the consolidated statement of operations for the years ended December 31, 2023 and 2022.
(2)For the year ended December 31, 2022, excludes $0.2 million related to additional proceeds received on one senior loan collateralized by a student housing property which was resolved in the first quarter of 2022.
(3)During the third quarter of 2023, the Company deemed the $14.5 million Mezzanine B Note uncollectible and charged off the related $14.5 million of specific CECL reserves. During the first quarter of 2022, the Company received a $36.5 million repayment on one senior loan collateralized by a student housing property, which was $1.3 million less than the unpaid principal balance. As such, during the fourth quarter of 2021, the Company had recorded a $1.3 million specific CECL reserve on the loan, as the loss was probable at that point in time and was subsequently charged off in the first quarter of 2022.

The following provides details on the Company’s loans that had specific CECL reserves during the years ended December 31, 2023 and 2022:
Long Island City Office Senior Loans
During the third quarter of 2022, the Company recorded $57.2 million of specific CECL reserves related to two Long Island City, New York office senior loans. During the first quarter of 2023, the Company recorded an additional $10.6 million of specific CECL reserves related to one Long Island City, New York office senior loan. The specific CECL reserves were based on the estimated fair value of the collateral using a discounted cash flow model, which included inputs based on the location,

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

type and nature of the property, current and prospective leasing data and anticipated market conditions. Refer to Note 13, “Fair Value” for information on valuation inputs. During the second quarter of 2023, the Company acquired legal title through a deed-in-lieu of foreclosure of the two Long Island City, New York office properties. The CECL reserves related to these properties were charged off and the net amount is reflected as an addition to real estate, net. Refer to Note 5, “Real Estate, net and Real Estate Held for Sale” for further discussion.
Washington, D.C. Office Senior Loan
During the first quarter of 2023, the Company recorded specific CECL reserves of $29.9 million related to one Washington, D.C. office senior loan. During the third quarter of 2023, the Company recorded additional specific reserves of $4.8 million relating to this loan. The specific CECL reserve was based on the estimated fair value of the collateral using a discounted cash flow model, which included inputs based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. During the fourth quarter of 2023, the Company acquired legal title through a judicial foreclosure. Refer to Note 13, “Fair Value” for information on valuation inputs. The CECL reserves related to this property was charged off and the net amount is reflected as an addition to real estate, net. Refer to Note 5, “Real Estate, net and Real Estate Held for Sale” for further discussion.
Development Mezzanine Loan
During the first quarter of 2023, the Company recorded specific CECL reserves of $14.5 million related to the Development Mezzanine Loan. The specific CECL reserve for the Development Mezzanine Loan was recorded in connection with the restructuring and modification of the loan in April 2023, which is collateralized by a multifamily property with a retail component. The specific CECL reserve was based on the estimated proceeds the Company expects to receive upon the resolution of the asset. Refer to Note 13, “Fair Value” for information on valuation inputs. During the third quarter of 2023, the Company deemed the $14.5 million Development Mezzanine Loan uncollectible and charged off the related $14.5 million of specific CECL reserves.
Oakland, CA Office Senior Loan
During the second quarter of 2023, the Company recorded specific CECL reserves of $10.9 million related to one Oakland, California office senior loan. The estimated fair value of the collateral was determined by using a discounted cash flow model, which included inputs based on the location, type and nature of property, current and prospective leasing data and anticipated market conditions. In July 2023, this property was acquired through a deed-in-lieu of foreclosure. The CECL reserves related to this property were charged off and the net amount is reflected as an addition to real estate, net. Refer to Note 5, “Real Estate, net and Real Estate Held for Sale” for further discussion.
Phoenix, AZ Multifamily Loan
During the fourth quarter of 2023, the Company recorded specific CECL reserves of $10.0 million related to one Phoenix, Arizona multifamily property. The specific CECL reserve was based on the estimated fair value of the collateral using a discounted cash flow model, which included inputs based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. This property was acquired through a deed-in-lieu of foreclosure. The CECL reserves related to this property were charged off and the net amount is reflected as an addition to real estate, net. Refer to Note 5, “Real Estate, net and Real Estate Held for Sale” for further discussion.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2023, all loans and preferred equity were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the Denver, Colorado multifamily senior loan, as noted in “Nonaccrual and Past Due Loans and Preferred Equity” above. As of December 31, 2022, all loans and preferred equity were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the New York, New York Hotel mezzanine loan and the Long Island City, New York Office senior loan, as noted in “Nonaccrual and Past Due Loans and Preferred Equity” above. For the years ended December 31, 2023 and December 31, 2022, no debt investment contributed more than 10.0% of interest income.
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking (dollars in thousands) as of December 31, 2023 and December 31, 2022 (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies” for loan risk ranking definitions.
At December 31, 2023, the weighted average risk ranking for loans and preferred equity held for investment was 3.2.

	December 31, 2023
	Year of Origination
Risk Rankings	2023	2022	2021	2020	2019 and earlier	Total
Senior loans

3	$—	$802,040	$1,014,128	$62,777	$519,328	$2,398,273
4	—	53,871	238,842	—	135,979	428,692
5	—	28,809	—	—	—	28,809
Total Senior loans	—	884,720	1,252,970	62,777	655,307	2,855,774

Mezzanine loans

3	4,003	27,211	—	—	49,518	80,732
Total Mezzanine loans	4,003	27,211	—	—	49,518	80,732

Total Loans and preferred equity held for investment	$4,003	$911,931	$1,252,970	$62,777	$704,825	$2,936,506
Gross write-offs	$—	$—	$—	$—	$14,477	$14,477

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
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $168.2 million and $263.4 million at December 31, 2023 and December 31, 2022, respectively. Refer to Note 16, “Commitments and Contingencies” for further details. The Company recorded $0.4 million and $0.4 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at December 31, 2023 and December 31, 2022, respectively. See Note 2, “Summary of Significant Accounting Policies” for further details.
4. Real Estate Securities
Investments in Investing VIEs
As of December 31, 2023 and December 31, 2022, the Company did not hold any assets or liabilities attributable to securitization trusts.
The Company did not generate net income attributable to investments in the subordinate tranches of securitization trusts for the year ended December 31, 2023.
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
The below table presents net income attributable to the Company’s common stockholders for the years ended December 31, 2022 and 2021 generated from the Company’s investments in the subordinate tranches of securitization trusts (dollars in thousands):

	Year Ended December 31,
	2022	2021
Statement of Operations
Interest income on mortgage loans held in securitization trusts	$32,163	$51,609
Interest expense on mortgage obligations issued by securitization trusts	(29,434)	(45,460)
Net interest income	2,729	6,149
Operating expense	(671)	(1,308)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	854	41,904
Realized loss on mortgage loans and obligations held in securitization trusts, net	(854)	(36,623)
Net income attributable to BrightSpire Capital, Inc. common stockholders	$2,058	$10,122

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022
Land and improvements	$127,003	$128,608
Buildings, building leaseholds, and improvements	498,291	505,297
Tenant improvements	19,145	17,851
Subtotal	$644,439	$651,756
Less: Accumulated depreciation	(103,468)	(87,109)
Net lease portfolio, net	$540,971	$564,647
The following table presents the Company’s portfolio of other real estate, net as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022
Land and improvements	$68,433	$29,582
Buildings, building leaseholds, and improvements	217,554	152,186
Tenant improvements	27,668	18,757
Furniture, fixtures and equipment	1,204	135
Construction-in-progress	3,142	3,011
Subtotal	$318,001	$203,671
Less: Accumulated depreciation	(43,397)	(35,850)
Less: Impairment(1)	(7,590)	—
Other portfolio, net	$267,014	$167,821
_________________________________________
(1)    See Note 13, “Fair Value,” for discussion of impairment of real estate.
At December 31, 2023, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $100.4 million and one foreclosed property as held for sale with a carry value of $19.6 million.
Depreciation Expense
Depreciation expense on real estate was $24.7 million, $24.9 million and $25.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Property Operating Income
For the years ended December 31, 2023, 2022 and 2021 the components of property operating income were as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease revenues
Minimum lease revenue	$81,127	$77,270	$83,498
Variable lease revenue	12,149	10,992	9,815
	$93,276	$88,262	$93,313
Hotel operating income	—	1,566	9,200
Total property operating income(1)	$93,276	$89,828	$102,513
_________________________________________
(1)Excludes amortization expense related to above and below-market leases of $1.3 million and income of $1.4 million for the year ended December 31, 2023, respectively. Excludes amortization expense related to above and below-market leases of $1.0 million and income of $1.4 million for the year ended December 31, 2022, respectively. Excludes amortization expense related to above and below-market leases of $1.3 million and income of $1.4 million for the year ended December 31, 2021, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2023, 2022 and 2021 the Company had no single property with property operating income equal to or greater than 10.0% of total revenue of the Company.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of December 31, 2023 (dollars in thousands):

2024	$84,560
2025	78,836
2026	71,758
2027	66,870
2028	57,927
2029 and thereafter	297,516
Total	$657,467
The rental properties owned at December 31, 2023 are leased under noncancellable operating leases with current expirations ranging from 2024 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the years ended December 31, 2023, 2022 and 2021 was $3.1 million, $3.1 million and $3.1 million, respectively.
Refer to Note 16, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of December 31, 2023.
Real Estate Acquisitions
In the year ended December 31, 2023, the Company acquired legal title to four office properties and one multifamily property. In accordance with ASC 805, the Company allocated the fair value of the assumed assets and liabilities on the respective acquisition dates. Following the acquisitions, four properties are included in real estate, net on the Company’s consolidated balance sheets. One property is classified as held for sale at December 31, 2023.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s real estate acquisitions for the year ended December 31, 2023 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings/Units(1)	Purchase Price(2)	Land and Improvements(2)	Building and Improvements(2)	Furniture and Fixtures(2)	Lease Intangible Assets(2)	Other Assets	Lease Intangible Liabilities(2)	Other Liabilities
Year Ended December 31, 2023
July	Office - California(3)	1	$13,933	$5,718	$3,262	$—	$4,404	$922	$(2)	$(371)
June	Office - New York(3)	1	36,177	10,380	24,484	—	1,898	432	(528)	(489)
June	Office - New York(3)	1	36,922	14,786	15,958	—	6,867	876	(193)	(1,372)
November	Office - Washington D.C.(4)	1	19,600	—	—	—	—	—	—	—
December	Multifamily - Arizona(3)	236	35,213	7,590	25,745	832	1,271	325	—	(550)
			$141,845	$38,474	$69,449	$832	$14,440	$2,555	$(723)	$(2,782)
_________________________________________
(1)    For office properties, represents number of buildings. For multifamily properties, represents number of units.
(2)    Useful life of real estate acquired is 45 years for buildings, four to nine years for tenant improvements, four to nine years for furniture and fixtures, and three to 12 years for lease intangibles.
(3)    Represents assets acquired by the Company through deeds-in-lieu of foreclosure.
(4)    Represents an asset acquired through foreclosure and subsequently classified as held for sale. As such, no purchase price allocation was completed and purchase price represents the fair value of the property.

Impairment
During the fourth quarter of 2023, the Company recorded $7.6 million of impairment related to one of the New York office properties. The impairment was due to a reduction in the estimated holding period of the property and increased capital expenditures. The estimated fair value of the collateral was determined by using a discounted cash flow model. Refer to Note 13 “Fair Value” for further discussion.
Real Estate Held for Sale
The following table summarizes the Company’s assets held for sale related to real estate (dollars in thousands):

December 31, 2023
Assets
Real estate, net	$19,600
Total assets held for sale	$19,600
Upon acquisition of the Washington D.C. office through foreclosure in November 2023, the Company classified it as held for sale. The Company expects a sale to close during 2024. As of December 31, 2022, the Company did not have any properties held for sale.
Real Estate Sales
There were no sales during the year ended December 31, 2023.
During the year ended December 31, 2022, the Company completed the sale of one net lease property for a gross sales price of $19.6 million which resulted in a $7.6 million gain on sale and is included in other gain, net on the consolidated statement of operations. The Company also sold one hotel property for a gross sales price of $36.0 million which resulted in a $2.4 million gain on sale and is included in other gain, net on the consolidated statement of operations.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at December 31, 2023 and December 31, 2022 are as follows (dollars in thousands):

	December 31, 2023
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$82,604	$(41,509)	$41,095
Deferred leasing costs	31,004	(18,571)	12,433
Above-market lease values	13,617	(8,174)	5,443
	$127,225	$(68,254)	$58,971
Intangible Liabilities
Below-market lease values	$16,798	$(12,660)	$4,138

	December 31, 2022
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$75,503	$(35,805)	$39,698
Deferred leasing costs	28,641	(15,843)	12,798
Above-market lease values	8,359	(6,875)	1,484
	$112,503	$(58,523)	$53,980
Intangible Liabilities
Below-market lease values	$16,074	$(11,235)	$4,839

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Above-market lease values	$(1,291)	$(1,003)	$(1,271)
Below-market lease values	1,418	1,367	1,369
Net increase (decrease) to property operating income	$127	$364	$98

In-place lease values	$5,876	$5,976	$6,910
Deferred leasing costs	2,748	3,008	3,104
Other intangibles	—	—	172
Amortization expense	$8,624	$8,984	$10,186

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of December 31, 2023 (dollars in thousands):

	2023	2024	2025	2026	2027	2028 and thereafter	Total
Above-market lease values	$(1,816)	$(1,590)	$(975)	$(368)	$(315)	$(379)	$(5,443)
Below-market lease values	1,459	1,458	785	81	81	274	4,138
Net increase (decrease) to property operating income	$(357)	$(132)	$(190)	$(287)	$(234)	$(105)	$(1,305)

In-place lease values	$7,689	$5,514	$4,178	$3,465	$3,326	$16,923	$41,095
Deferred leasing costs	2,684	2,423	1,313	1,109	923	3,981	12,433
Amortization expense	$10,373	$7,937	$5,491	$4,574	$4,249	$20,904	$53,528
7. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022
Restricted cash:
Borrower escrow deposits	$88,603	$79,055
Capital expenditure reserves	10,534	8,623
Working capital and other reserves	2,396	2,145
Real estate escrow reserves	2,198	1,583
Tenant lockboxes	852	1,102
Total	$104,583	$92,508
The following table presents a summary of other assets as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022
Other assets:
Right-of-use lease asset	$22,094	$25,237
Tax receivable and deferred tax assets	16,634	19,117
Deferred financing costs, net – credit facilities	3,807	4,630
Prepaid expenses and other	2,730	2,053
Investments in unconsolidated ventures at fair value	2,251	3,035
Derivative assets	164	1,601
Total	$47,680	$55,673

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a summary of accrued and other liabilities as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022
Accrued and other liabilities:
Current and deferred tax liability	$24,202	$26,198
Operating lease liability	22,926	25,961
Accounts payable, accrued expenses and other liabilities	17,569	15,087
Interest payable	11,324	11,680
Prepaid rent and unearned revenue	7,219	7,688
Tenant security deposits	1,617	411
Unfunded CECL loan allowance	425	389
Other	219	219
Total	$85,501	$87,633
Investments in Unconsolidated Ventures at Fair Value
Private Funds
The Company elected to account for its indirect interests in real estate through real estate private equity funds (“PE Investments”), which interests ranged from 1.0% to 10.0% and 1.0% to 15.6% as of December 31, 2023 and December 31, 2022, respectively. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
Investments in Unconsolidated Ventures
In the first quarter of 2023, the Company realized a one-time gain from its ratable share of dispute resolution proceeds of approximately $9.0 million from the senior mezzanine lender at the Company’s prior Los Angeles, California mixed-use project construction mezzanine loan and retained B-participation investment, which is recorded in equity in earnings of unconsolidated ventures on the Company’s consolidated statements of operations. In connection with the settlement, effective January 26, 2023, the Company has no further interest in the loan or investment. During the third quarter of 2021, the mixed-use project recorded fair value losses totaling $268.5 million. As a result, the Company recognized its proportionate share of fair value losses equaling $97.9 million during the third quarter of 2021, which is recorded in equity in earnings of unconsolidated ventures on the Company’s consolidated statements of operations. The loss write-down represented the Company’s remaining proportionate share in the investment. The mixed-use project did not recognize any interest income for the years ended December 31, 2022 and 2021.
During the second quarter of 2022, the Company sold an equity method investment for a gross sales price of $38.1 million and recognized a realized gain of $21.9 million. The realized gain is included in other gain, net on the Company’s consolidated statement of operations.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt
The following table presents debt as of December 31, 2023 and December 31, 2022 (dollars in thousands):

						December 31, 2023		December 31, 2022
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	SOFR(4) + 2.17%		$312,337	$312,305	$502,717	$501,406
BRSP 2021-FL1(3)		Non-recourse	Aug-38	SOFR(4) + 1.53%		601,590	600,240	670,000	666,194
Subtotal securitization bonds payable, net						913,927	912,545	1,172,717	1,167,600

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Sep-33	4.77%		200,000	198,871	200,000	198,778
Net lease 2(5)		Non-recourse	Jun-25	3.91%		157,216	157,819	162,449	164,752
Net lease 3		Non-recourse	Aug-26	4.08%		29,352	29,238	30,009	29,853
Net lease 4		Non-recourse	Oct-27	4.45%		21,976	21,976	22,559	22,559
Net lease 5(6)		Non-recourse	Nov-26	4.45%		17,082	16,869	17,486	17,200
Net lease 5(7)		Non-recourse	Mar-28	4.38%		11,271	10,833	11,526	11,089
Net lease 6		Non-recourse	Nov-26	4.45%		6,787	6,702	6,948	6,834
Net lease 7(8)		Non-recourse	(8)	(8)		—	—	432	424
Net lease 8		Non-recourse	Nov-26	4.45%		3,146	3,107	3,220	3,168
Other real estate 1		Non-recourse	Oct-24	4.47%		101,260	101,260	103,218	103,391
Other real estate 2		Non-recourse	Jan-25	4.30%		69,315	69,152	70,870	70,569
Loan 1(9)		Non-recourse	Jun-26	SOFR + 4.25%		34,466	34,466	27,851	27,851
Subtotal mortgage and other notes payable, net						651,871	650,293	656,568	656,468

Bank credit facility
Bank credit facility	$165,000	Recourse	Jan-27 (10)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1	600,000	Limited Recourse(11)	Apr-27(12)	SOFR + 2.13%	(13)	490,261	490,261	415,892	415,892
Bank 2	600,000	Limited Recourse(11)	Apr-26(14)	SOFR + 1.96%	(13)	261,753	261,753	351,539	351,539
Bank 3	400,000	(15)	June-27(16)	SOFR + 1.74%	(13)	237,985	237,985	247,404	247,404
Bank 4	400,000	Limited Recourse(11)	July-27(17)	SOFR + 1.79%	(13)	162,724	162,724	220,054	220,054
Bank 5(18)	—	Limited Recourse(11)	(18)	(18)		—	—	105,104	105,104
Subtotal master repurchase facilities	$2,000,000					1,152,723	1,152,723	1,339,993	1,339,993

Subtotal credit facilities						1,152,723	1,152,723	1,339,993	1,339,993

Total						$2,718,521	$2,715,561	$3,169,278	$3,164,061
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
(5)As of December 31, 2023, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $157.2 million.
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
(9)In June 2023, the Company completed a refinancing of Loan 1 which modified the interest rate to SOFR plus 4.25%. The current maturity of the note payable is June 2024, with two one-year extensions available at the Company’s option, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
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
(13)Represents the weighted average spread as of December 31, 2023. The contractual interest rate depends upon asset type and characteristics and ranges from SOFR plus 1.50% to 2.75%.
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

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at December 31, 2023 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
2024	$103,476	$—	$103,476	$—
2025	228,860	—	228,860	—
2026	350,790	—	89,037	261,753
2027	911,329	—	20,359	890,970
2028	10,139	—	10,139	—
2029 and thereafter	1,113,927	913,927	200,000	—
Total	$2,718,521	$913,927	$651,871	$1,152,723
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of December 31, 2023, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of December 31, 2023, the Company was in compliance with all of its financial covenants under the Credit Agreement.
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
CLNC 2019-FL1
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.4 million of investment grade notes. As of December 31, 2023, the securitization reflects an advance rate of 65.3% at a weighted average cost of funds of Adjusted Term SOFR plus 2.17% (before transaction expenses) and is collateralized by a pool of 14 senior loan investments.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
CLNC 2019-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the year ended December 31, 2023 and through February 20, 2024, three loans held in CLNC 2019-FL1 were fully repaid and one loan was partially repaid totaling $149.2 million. Two loans held in CLNC 2019-FL1 were removed as a result of the loans becoming defaulted collateral interests, totaling $97.7 million. The Company exchanged/purchased the two defaulted collateral interests for substitute loan investments and cash equal to the par purchase price of the defaulted collateral interests. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At December 31, 2023, the Company had $478.4 million of unpaid principal balance of CRE debt investments financed with CLNC 2019-FL1.
Additionally, CLNC 2019-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the years ended December 31, 2023 and 2022. While the Company continues to closely monitor all loan investments contributed to CLNC 2019-FL1, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
In the second quarter of 2023, the Company transitioned the CLNC 2019-FL1 mortgage assets to SOFR, eliminating the basis difference between CLNC 2019-FL1 assets and liabilities. The transition to SOFR did not have a material impact to CLNC 2019-FL1’s assets and liabilities and related interest expense.
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
BRSP 2021-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. From January 1, 2023 through the reinvestment date of July 20, 2023, three loans held in BRSP 2021-FL1 were fully repaid, totaling $62.1 million. The Company replaced the repaid loans by contributing existing loan investments of equal value. Since the expiration of the reinvestment period on July 20, 2023 and through February 20, 2024, two loans held in BRSP 2021-FL1 were fully repaid and one loan was partially repaid, totaling $74.4 million. The proceeds from the repayment were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At December 31, 2023, the Company had $731.6 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of December 31, 2023, the securitization reflects an advance rate of 82.2% at a weighted average cost of funds of Term SOFR plus 1.53% (before transaction costs), and is collateralized by a pool of 26 senior loan investments.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the years ended December 31, 2023 and 2022. While the Company continues to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
The Company evaluated the key terms in the collateralized loan obligation (“CLO”) governing documents of the issuers of the CRE CLOs (“CRE CLO Issuers”), which are wholly-owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities.
As of December 31, 2023, the Company had $1.2 billion carrying value of CRE debt investments and other assets financed with $913.9 million of securitization bonds payable, net. As of December 31, 2022, the Company had $1.5 billion carrying value of CRE debt investments financed with $1.2 billion of securitization bonds payable, net.
Master Repurchase Facilities
As of December 31, 2023, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.0 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of December 31, 2023, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of December 31, 2023, the Company had $1.5 billion carrying value of CRE debt investments financed with $1.2 billion under the Master Repurchase Facilities. As of December 31, 2022, the Company had $1.8 billion carrying value of CRE debt investments financed with $1.3 billion under the Master Repurchase Facilities.
As of December 31, 2023, the Company had one counterparty with net exposure (collateral that exceeded amounts borrowed) totaling more than 10% of the Company’s total equity. The Company’s net exposure to Bank 1 was $188.3 million. As of December 31, 2022, the Company did not hold any Master Repurchase Facilities where the collateral exceeded the amounts borrowed by more than 10% of the Company’s total equity.
9. Related Party Arrangements
The Company had no related party transactions for the years ended December 31, 2023 and 2022.
On April 30, 2021, the Company completed the internalization of the Company’s management and operating functions and terminated its relationship with its Manager in accordance with the Termination Agreement (the “Internalization”). The Company paid the Manager a one-time termination fee of $102.3 million. The Company has not paid management or incentive fees to the Manager for any post-closing period.
For the year ended December 31, 2021, total management fee expense incurred was $9.6 million and the Company did not incur any incentive fees.
Following the Internalization on April 30, 2021, the Company no longer reimburses expenses incurred by the Manager. For the year ended December 31, 2021, the total reimbursements of expenses incurred by the Manager on behalf of the Company and reimbursable in accordance with the Management Agreement was $3.1 million and is included in operating expense on the consolidated statement of operations.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Under the 2018 Plan, the Company granted 1,420,000 shares of Class A common stock to certain employees of its prior Manager during the year ended December 31, 2021. Some employees of the Company’s prior Manager became employees of the Company following the internalization of its management on April 30, 2021. The shares held by substantially all remaining employees of the Manager vested on that date. The remaining shares will vest on March 28, 2024. During the year ended December 31, 2021, the Company granted 48,293 shares of Class A common stock to the independent directors of the Company which vested on May 5, 2022.
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $14.1 million, $7.9 million and $14.0 million within compensation and benefits in the consolidated statement of operations for the years ended December 31, 2023, 2022 and 2021, respectively.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period.
Fair value of PSUs, including dividend equivalent rights, was determined using a Monte Carlo simulation, with the following assumptions.

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
There were no PSUs granted for the year ended December 31, 2022.
Fair value of PSU awards, excluding dividend equivalent rights, is generally recognized on a straight-line basis over their measurement period as compensation expense, except when certain performance metrics are achieved. Following the completion of the measurement period for the 2021 Grant, the Company issued 136,000 shares of Class A common stock to certain of its employees in March 2023.
The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the year ended December 31, 2023, 2022 and 2021:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested shares at December 31, 2020	885,070	—	885,070	$15.56	$—
Granted	1,468,293	276,000	1,744,293	8.36	11.96
Vested	(871,269)	(4,000)	(875,269)	15.19	11.96
Unvested shares at December 31, 2021	1,482,094	272,000	1,754,094	$8.64	$11.96
Granted	1,524,482	—	1,524,482	8.59	—
Vested	(605,422)	—	(605,422)	9.18	—
Forfeited	(92,463)	—	(92,463)	8.48	—
Unvested shares at December 31, 2022	2,308,691	272,000	2,580,691	$8.47	$11.96
Granted	1,484,502	384,378	1,868,880	6.80	9.69
Vested	(951,024)	(136,000)	(1,087,024)	8.43	11.96
Forfeited	(54,362)	(136,000)	(190,362)	7.62	11.96
Unvested shares at December 31, 2023	2,787,807	384,378	3,172,185	$7.61	$9.69
Fair value of equity awards that vested during the years ended December 31, 2023 and December 31, 2022, determined based on their respective fair values at vesting date, was $5.7 million and $4.1 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2023, aggregate unrecognized compensation cost for all unvested equity awards was $11.9 million, which is expected to be recognized over a weighted-average period of 1.8 years. At December 31, 2022, aggregate unrecognized compensation cost for all unvested equity awards was $12.7 million, which is expected to be recognized over a weighted-average period of 1.9 years. At December 31, 2021, aggregate unrecognized compensation cost for all unvested equity awards was $8.5 million, which is expected to be recognized over a weighted-average period of 1.9 years.
11. Stockholders’ Equity
Authorized Capital
As of December 31, 2023, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of December 31, 2023 and December 31, 2022.
Dividends
During the year ended December 31, 2023, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 16, 2023	March 31, 2023	April 17, 2023	$0.20
June 16, 2023	June 30, 2023	July 14, 2023	$0.20
September 14, 2023	September 29, 2023	October 13, 2023	$0.20
December 14, 2023	December 31, 2023	January 12, 2024	$0.20
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
The Company did not repurchase any shares of its Class A common stock during the year ended December 31, 2023. As of December 31, 2023, there was $50.0 million remaining available to make repurchases under the Stock Repurchase Program.
Under the prior repurchase program, during the year ended December 31, 2022, the Company repurchased 2.2 million shares of Class A common stock at a weighted average price of $8.40 per share for an aggregate cost of $18.3 million.
As of December 31, 2022, there was $81.7 million remaining available to make repurchases under the Stock Repurchase Plan. Additionally, and separate from the Stock Repurchase Program, the Company redeemed the 3.1 million total outstanding membership units in the OP held by a third-party representing noncontrolling interests at a price of $8.25 per unit for a total cost of $25.4 million during the year ended December 31, 2022.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders and noncontrolling interests in the OP, net of immaterial tax effect.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Components of AOCI - Stockholders

(dollars in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$275	$47,127	$7,186	$54,588
Other comprehensive income (loss) before reclassification	137	—	(10,905)	(10,768)
Amounts reclassified from AOCI	(412)	(29,234)	(5,468)	(35,114)
Net current period OCI	(275)	(29,234)	(16,293)	(45,802)
AOCI at December 31, 2021	$—	$17,893	$(9,107)	$8,786
Other comprehensive income (loss) before reclassification	—	—	(9,316)	(9,316)
Amounts reclassified from OP	—	710	(856)	(146)
Net current period OCI	—	710	(10,172)	(9,462)
AOCI at December 31, 2022	$—	$18,603	$(19,279)	$(676)
Other comprehensive income (loss)	—	—	(1,880)	(1,880)
AOCI at December 31, 2023	$—	$18,603	$(21,159)	$(2,556)

Changes in Components of AOCI - Noncontrolling Interests in the OP

(dollars in thousands)	Unrealized gain (loss) on real estate securities, available for sale	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$(73)	$1,403	$(272)	$1,058
Other comprehensive income (loss) before reclassification	98	—	(473)	(375)
Amounts reclassified from AOCI	(25)	(693)	(127)	(845)
Net current period OCI	73	(693)	(600)	(1,220)
AOCI at December 31, 2021	$—	$710	$(872)	$(162)
Other comprehensive income (loss) before reclassification	—	—	16	16
Amounts reclassified from AOCI	—	(710)	856	146
Net current period OCI	—	(710)	872	162
AOCI at December 31, 2022	$—	$—	$—	$—

Changes in Components of AOCI - Noncontrolling Interests in investment entities

(dollars in thousands)	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2020	$2,193	$2,193
Other comprehensive income before reclassification	(321)	(321)
Amounts reclassified from AOCI	—	—
Net current period OCI	(321)	(321)
AOCI at December 31, 2021	$1,872	$1,872
Other comprehensive income before reclassification	—	—
Amounts reclassified from AOCI	(1,872)	(1,872)
Net current period OCI	(1,872)	(1,872)
AOCI at December 31, 2022	$—	$—

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the details of the reclassifications from AOCI for the year ended December 31, 2021:

(dollars in thousands)
Component of AOCI reclassified into earnings	Year Ended December 31, 2021	Affected Line Item in the Consolidated Statements of Operations
Realized gain on sale of real estate securities	$1,276	Other gain, net
Impairment of real estate securities	(967)	Other gain, net
Foreign currency translation gain (loss)	5,468	Other gain, net
Realized gain (loss) on net investment hedges	29,234	Other gain, net
12. Noncontrolling Interests
Operating Partnership
Net income (loss) attributable to the noncontrolling interests was based on such members ownership percentage of the OP. For the year ended December 31, 2023, there were no noncontrolling interests in the OP and the OP is owned by the Company directly, and indirectly through the Company’s subsidiary, BRSP-T Partner, LLC. Net income attributable to the noncontrolling interests of the OP was $1.0 million for the year ended December 31, 2022. Net loss attributable to the noncontrolling interests of the OP was $1.8 million for the year ended December 31, 2021.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities was $0.1 million for the year ended December 31, 2023, de minimis for the year ended December 31, 2022 and $1.7 million for the year ended December 31, 2021.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other assets - PE Investments	$—	$—	$2,251	$2,251	$—	$—	$3,035	$3,035
Other assets - derivative assets	—	164	—	164	—	1,601	—	1,601
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022
	Other assets - PE Investments	Other assets - PE Investments	Mortgage loans held in securitization trusts(1)
Beginning balance	$3,035	$4,406	$813,310
Distributions/paydowns	(784)	(1,371)	(20,515)
Sale of investments	—	—	(36,154)
Deconsolidation of securitization trust(2)	—	—	(646,610)
Unrealized loss in earnings	—	—	(109,177)
Realized loss in earnings	—	—	(854)
Ending balance	$2,251	$3,035	$—
_________________________________________

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)For the year ended December 31, 2022, the Company recorded an unrealized loss of $109.2 million related to mortgage loans held in securitization trusts, at fair value and an unrealized gain of $110.1 million related to mortgage obligations held in securitization trusts, at fair value.
(2)In December 2022, the Company sold its retained investments in the subordinate tranches of one securitization trust. As a result of the sale, the Company deconsolidated the securitization trust.
As of December 31, 2023 and December 31, 2022, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of December 31, 2023 and December 31, 2022, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
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
For the years ended December 31, 2022 and 2021, the Company recorded net unrealized gains of $0.9 million and $41.9 million, respectively, related to mortgage loans held in securitization trusts, at fair value. These amounts, when incurred, are recorded as unrealized gain on mortgage loans and obligations held in securitization trusts, net in the consolidated statement of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of December 31, 2023 and December 31, 2022, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31, 2023			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans held for investment, net(2)	$2,937,386	$2,860,478	$2,861,358	$3,586,248	$3,468,742	$3,480,001
Financial liabilities:(1)
Securitization bonds payable, net	$913,927	$912,545	$913,927	$1,172,717	$1,167,600	$1,172,717
Mortgage and other notes payable, net	651,871	650,293	627,680	656,568	656,468	656,568
Master repurchase facilities	1,152,723	1,152,723	1,152,723	1,339,993	1,339,993	1,339,993
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $168.2 million and $263.4 million as of December 31, 2023 and December 31, 2022, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2023. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of December 31, 2023, the Company believes the unpaid principal balance approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of December 31, 2023, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following tables summarize assets carried at fair value on a nonrecurring basis as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Real estate, net	$—	$—	$22,831	$22,831
Assets held for sale(1)	—	—	19,600	19,600
Total	$—	$—	$42,431	$42,431
________________________________________
(1)Refer to Note 5 “Real Estate, net and Real Estate Held for Sale” for further discussion.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Loans held for investment, net	$—	$—	$79,596	$79,596

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the second quarter of 2023, the Company recorded a $10.9 million specific CECL reserve related to an Oakland, California office senior loan. The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserve. The estimated fair value of the collateral was determined by using a discounted cash flow model and Level 3 inputs, which included assuming a rent per square foot ranging from $30 to $45, a capitalization rate of 8.0% and a discount rate of 9.0%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. In July 2023, the Company acquired the office property through a deed-in-lieu of foreclosure. Refer to Note 5 “Real Estate, net and Real Estate Held for Sale” for further discussion.
During the third quarter of 2023, the Company recorded $4.8 million of additional specific CECL reserves related to the Washington D.C. office senior loan. The estimated fair value of the collateral for the Washington, D.C. office senior loan was determined by using a discounted cash flow model and Level 3 inputs which included assuming a rent per square foot ranging from $44 to $45, a capitalization rate of 7.5% and a discount rate of 12.0%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. During the fourth quarter of 2023, the Company acquired legal title through foreclosure. Refer to Note 5 “Real Estate, net and Real Estate Held for Sale ” for further discussion.
During the fourth quarter of 2023, the Company recorded a $10.0 million specific CECL reserve related to a Phoenix, Arizona multifamily property. The estimated fair value of the collateral for the Phoenix, Arizona multifamily property was determined by using a discounted cash flow model and Level 3 inputs which included assuming rents per month ranging from $1,050 to $1,800, a capitalization rate of 6.5% and a discount rate of 7.5%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. In December 2023, the Company acquired the multifamily property through a deed-in-lieu of foreclosure. Refer to Note 5 “Real Estate, net and Real Estate Held for Sale” for further discussion.
During the third quarter of 2022, the Company recorded $57.2 million of specific CECL reserves related to two Long Island City, New York office senior loans. The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserve. The estimated fair value of the collateral was determined by using a discounted cash flow model and Level 3 inputs, which included assuming a rent per square foot ranging from $25 to $34, a capitalization rate ranging from 6.0% to 6.5% and a discount rate ranging from 9.5% to 12.2%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. During the second quarter of 2023, the Company acquired legal title of both assets through a deed-in-lieu foreclosure. During the fourth quarter of 2023, the Company recorded $7.6 million of impairment related to one of the office real estate assets. The impairment was due to a reduction in the estimated holding period of the property and increased capital expenditures. The estimated fair value of the collateral was determined by using a discounted cash flow model and Level 3 inputs, which included assuming a rent per square foot of $25, a capitalization rate of 6.5% and a discount rate of 11.0%. Refer to Note 5 “Real Estate, net and Real Estate Held for Sale” for further discussion.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2023 and 2022, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	Non-Designated Hedges
	December 31, 2023	December 31, 2022
Derivative Assets
Foreign exchange contracts	$164	$1,599
Interest rate contracts	—	2
Included in other assets	$164	$1,601
As of December 31, 2023, the Company’s counterparties do not hold any cash collateral.
The following table summarizes the Company’s FX forwards and interest rate contracts as of December 31, 2023 and 2022:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)	Range of Maturity Dates
		Non-Designated
December 31, 2023
FX Forward	NOK	8,229	February 2024 - May 2024

December 31, 2022
FX Forward	NOK	99,733	February 2023 - May 2024
Interest Rate Swap	USD	$285	July 2023
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations for years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Other gain (loss), net
Non-designated foreign exchange contracts	$839	$1,827	$37,674
Non-designated interest rate contracts	(2)	12	28
Total	$837	$1,839	$37,702

Accumulated other comprehensive loss
Designated foreign exchange contracts	$—	$—	$(29,927)
Total	$—	$—	$(29,927)
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
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of December 31, 2023 and 2022 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Net Amounts of Assets (Liabilities)
December 31, 2023
Derivative Assets
Foreign exchange contracts	$164	$164
Total	$164	$164

December 31, 2022
Derivative Assets
Foreign exchange contracts	$1,599	$1,599
Interest rate contracts	2	2
Total	$1,601	$1,601
The Company did not offset any of its derivatives positions as of December 31, 2023 and 2022.
15. Income Taxes
The Company is subject to income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local non-U.S. jurisdictions, primarily in Europe. The Company’s current primary sources of income subject to tax are income from certain PE investments and a real estate investment in Europe.
The following table provides a summary of the Company’s tax provisions (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$(296)	$(1,267)	$(9,306)
State and local	(219)	(1,458)	3,347
Foreign	(1,587)	(1,762)	(402)
Total current tax benefit (expense)	(2,102)	(4,487)	(6,361)
Deferred
Federal	(20)	516	(383)
Foreign	1,060	1,531	468
Total deferred tax benefit (expense)	1,040	2,047	85
Total income tax benefit (expense)	$(1,062)	$(2,440)	$(6,276)

Deferred Income Tax Assets and Liabilities
Deferred tax asset is included in other assets while deferred tax liability is included in accrued and other liabilities on the consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred tax assets and deferred tax liabilities arising from temporary differences are as follows (dollars in thousands):

	December 31,
	2023	2022
Deferred tax assets
Basis difference - investment in partnerships	$7,511	$7,956
Lease liability—corporate offices	1,380	1,624
Equity-based compensation	9	9
Net operating and capital loss carryforwards(1)	8,014	1,862
Gross deferred tax asset	16,914	11,451
Valuation allowance(2)	(13,793)	(8,055)
Deferred tax assets, net of valuation allowance	$3,121	$3,396

Deferred tax liabilities
Basis difference - real estate	(23,263)	(25,173)
ROU lease asset—corporate offices	(1,287)	(1,552)
Other	(24)	(14)
Gross deferred tax liabilities	(24,574)	(26,739)
Net deferred tax liability	$(21,453)	$(23,343)
_________________________________________
(1)    As of December 31, 2023, deferred tax assets include $35.4 million of federal net operating loss carryforwards, of which $3.1 million begin to expire in 2036 and $32.3 million are carried forward indefinitely and $2.8 million of capital loss carryforwards that will begin to expire in 2026. As of December 31, 2022, deferred tax assets include $6.5 million of federal net operating loss carryforwards, of which $3.0 million begin to expire in 2036 and $3.5 million are carried forward indefinitely and $2.4 million of capital loss carryforwards that will expire in 2026.
(2)    As of December 31, 2023, the Company had $5.8 million of deferred tax assets relating to basis difference - investment in partnerships and $8.0 million of deferred tax assets relating to net operating and capital loss carryforwards. As of December 31, 2022, the Company had $6.1 million of deferred tax assets relating to basis difference - investment in partnerships and $1.9 million of deferred tax assets relating to net operating and capital loss carryforwards.
Effective Income Tax
The Company’s income tax expense varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation of the statutory U.S. income tax to the Company’s effective income tax is presented as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Pre-tax income attributable to taxable entities	$4,646	$10,045	$22,077
Federal tax expense at statutory tax rate (21%)	976	2,109	4,636
State and local taxes, net of federal income tax expense	(13)	—	81
Permanent adjustments	(15)	(155)	—
Adjustments for foreclosure property	—	(464)	479
Foreign income tax differential	33	12	(4)
Return to provision	128	2,313	(1)
Valuation allowance, net	5,737	(4,717)	1,365
Adjustments to investment in partnership basis differences	(6,427)	—	—
Adjustments to federal tax attributes for disposed investments	740	—	—
Other	(97)	3,342	(280)
Income tax expense	$1,062	$2,440	$6,276

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Examinations and Uncertainty in Income Tax
The Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2017. There were no material uncertain tax positions as of December 31, 2023 and December 31, 2022. For the years ended December 31, 2023, 2022 and 2021, the Company has not recognized any interest or penalties related to uncertain tax positions.
16. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2023, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $155.4 million for senior loans and $12.8 million for mezzanine loans. At December 31, 2022, total unfunded lending commitments for loans held for investment were $258.5 million for senior loans and $4.9 million for mezzanine loans.
Ground Lease Obligation
The Company’s operating leases include ground leases acquired with real estate.
At December 31, 2023 and 2022, the weighted average remaining lease term was 14.3 years and 13.7 years for ground leases, respectively.
The following table presents ground lease expense, included in property operating expense, for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense:
Minimum lease expense	$3,124	$3,075	$3,057
Variable lease expense	—	—	—
	$3,124	$3,075	$3,057
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.3%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of December 31, 2023 (dollars in thousands):

2024	$2,213
2025	2,155
2026	2,157
2027	1,839
2028	1,810
2029 and thereafter	14,073
Total lease payments	24,247
Less: Present value discount	7,880
Operating lease liability (Note 7)	$16,367
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Office Lease
At December 31, 2023 and 2022, the weighted average remaining lease term was 5.3 years and 5.9 years for office leases, respectively. The office leases are located in New York, New York and Los Angeles, California.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2023 and 2022, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Year Ended December 31,
	2023	2022
Corporate Offices
Operating lease expense:
Fixed lease expense	$1,258	$1,220
	$1,258	$1,220
The operating lease liability for the office leases was determined using a weighted average discount rate of 2.36%. As of December 31, 2023, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices
2024	$1,293
2025	1,308
2026	1,323
2027	1,339
2028	1,155
2029 and thereafter	574
Total lease payments	6,992
Less: Present value discount	433
Operating lease liability (Note 7)	$6,559

For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of December 31, 2023, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
17. Segment Reporting
During the fourth quarter of 2023, the Company realigned its business and reportable segment information to reflect how the Chief Operating Decision Makers now regularly review and manage the business. As a result, the Company presents its business as one portfolio through the following business segments:
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior loans, mezzanine loans, and preferred equity interests as well as participations in such loans.
•Net Leased and Other Real Estate—direct investments in CRE with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of two investments with direct ownership in commercial real estate, with an emphasis on properties with stable cash flow and five additional properties that the Company acquired through foreclosure or deed-in-lieu of foreclosure.
•Corporate and Other—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility (the “Bank Credit Facility”) and compensation and benefits. It also includes a sub-portfolio of private equity funds.
There were no changes in the structure of the Company’s internal organization that prompted the change in reportable segments. Prior year amounts have been recast to conform to the current year presentation. Accordingly, the Company realigned the discussion and analysis of our portfolio and results of operations to reflect these reportable segments.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following tables present segment reporting for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Year Ended December 31, 2023
Interest income	$298,512	$71	$119	$298,702
Interest expense	(171,984)	(116)	(1,209)	(173,309)
Property and other income	(19)	94,738	12,605	107,324
Property operating expense	—	(26,640)	—	(26,640)
Transaction, investment and servicing expense	(1,696)	(244)	(559)	(2,499)
Interest expense on real estate	—	(25,909)	—	(25,909)
Depreciation and amortization	—	(33,321)	(183)	(33,504)
Increase of current expected credit loss reserve	(108,149)	—	—	(108,149)
Impairment of operating real estate	—	(7,590)	—	(7,590)
Compensation and benefits	—	—	(39,501)	(39,501)
Operating expense	(15)	(19)	(13,116)	(13,150)
Other gain, net	—	613	—	613
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	16,649	1,583	(41,844)	(23,612)
Equity in earnings of unconsolidated ventures	9,055	—	—	9,055
Income tax expense	(290)	(555)	(217)	(1,062)
Net income (loss)	$25,414	$1,028	$(42,061)	$(15,619)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Year Ended December 31, 2022
Interest income	$236,181	$—	$—	$236,181
Interest expense	(110,735)	—	(1,071)	(111,806)
Interest income on mortgage loans held in securitization trusts	—	—	32,163	32,163
Interest expense on mortgage obligations issued by securitization trusts	—	—	(29,434)	(29,434)
Property and other income	276	91,123	4,850	96,249
Property operating expense	—	(24,222)	—	(24,222)
Transaction, investment and servicing expense	(3,271)	(244)	81	(3,434)
Interest expense on real estate	—	(28,717)	—	(28,717)
Depreciation and amortization	—	(33,886)	(213)	(34,099)
Increase of current expected credit loss reserve	(70,635)	—	—	(70,635)
Compensation and benefits	—	—	(33,031)	(33,031)
Operating expense	(139)	(72)	(14,430)	(14,641)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	—	854	854
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	—	(854)	(854)
Other gain, net	21,355	12,455	820	34,630
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	73,032	16,437	(40,265)	49,204
Equity in earnings of unconsolidated ventures	25	—	—	25
Income tax expense	(518)	(846)	(1,076)	(2,440)
Net income (loss)	$72,539	$15,591	$(41,341)	$46,789

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Year Ended December 31, 2021
Interest income	$168,845	$—	$—	$168,845
Interest expense	(51,217)	—	(4,267)	(55,484)
Interest income on mortgage loans held in securitization trusts	—	—	51,609	51,609
Interest expense on mortgage obligations issued by securitization trusts	—	—	(45,460)	(45,460)
Property and other income	1,013	102,724	1,230	104,967
Management fee expense	—	—	(9,596)	(9,596)
Property operating expense	—	(30,286)	—	(30,286)
Transaction, investment and servicing expense	(2,663)	(290)	(1,603)	(4,556)
Interest expense on real estate	—	(32,278)	—	(32,278)
Depreciation and amortization	—	(36,162)	(237)	(36,399)
Decrease of current expected credit loss reserve	1,432	—	—	1,432
Compensation and benefits	—	—	(32,143)	(32,143)
Operating expense	(650)	(133)	(17,085)	(17,868)
Restructuring charges	—	—	(109,321)	(109,321)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	—	41,904	41,904
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	—	(36,623)	(36,623)
Other gain, net	55,797	11,170	7,100	74,067
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	172,557	14,745	(154,492)	32,810
Equity in earnings (loss) of unconsolidated ventures	(130,895)	—	(220)	(131,115)
Income tax benefit (expense)	(6,148)	66	(194)	(6,276)
Net income (loss)	$35,514	$14,811	$(154,906)	$(104,581)

The following table presents total assets by segment as of December 31, 2023 and December 31, 2022 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other(1)	Total
December 31, 2023	$3,003,639	$934,100	$260,515	$4,198,254
December 31, 2022	3,580,912	864,856	304,621	4,750,389
_________________________________________
(1)Includes PE Investments totaling $2.3 million and $3.0 million as of December 31, 2023 and December 31, 2022, respectively, and cash, unallocated receivables and deferred costs and other assets, net.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total income by geography:
United States	$396,365	$345,365	$201,344
Europe	18,716	19,253	(7,038)
Total(1)	$415,081	$364,618	$194,306

	December 31, 2023	December 31, 2022
Long-lived assets by geography:
United States	$629,663	$532,380
Europe	237,293	254,068
Total(2)	$866,956	$786,448
_________________________________________
(1)Includes interest income, interest income on mortgage loans held in securitization trusts, property and other income and equity in earnings of unconsolidated ventures.
(2)Long-lived assets are comprised of real estate and real estate-related intangible assets, and excludes financial instruments and assets held for sale.
18. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2023, 2022 and 2021 consist of the following (dollars in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(15,619)	$46,789	$(104,581)
Net (income) loss attributable to noncontrolling interests:
Investment Entities	70	12	1,732
Operating Partnership	—	(1,013)	1,803
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(15,549)	$45,788	$(101,046)

Numerator:
Net (income) loss allocated to participating securities (non-vested shares)	$—	$(1,604)	$—
Net income (loss) attributable to common stockholders	$(15,549)	$44,184	$(101,046)

Denominator:
Weighted average shares outstanding - basic(1)	127,060	127,302	128,496
Weighted average shares outstanding - diluted(2)	127,060	129,300	128,496

Net income (loss) per common share - basic	$(0.12)	$0.35	$(0.79)
Net income (loss) per common share - diluted	$(0.12)	$0.34	$(0.79)
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,787,807 and 2,308,691 of restricted stock awards as of December 31, 2023 and December 31, 2022, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income (loss) per common share.
(2)The calculation of diluted earnings per share for the years ended December 31, 2023 and December 31, 2021 excludes the effect of weighted average unvested non-participating restricted shares of 2,734,075 and 1,603,486, respectively, as the effect would be antidilutive.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Restructuring Charges
In April 2021, the Company entered into the Termination Agreement with its Manager pursuant to which the Company internalized its management function and made a one-time cash payment of $102.3 million to the Manager. The Company no longer pays base management fees or incentive fees with respect to any period after April 30, 2021. The Company incurred $109.3 million of restructuring costs for the year ended December 31, 2021, which were paid by the Company in the second quarter of 2021. The additional restructuring costs of $7.0 million consist primarily of fees paid for legal and investment banking advisory services. There were no restructuring charges incurred for the years ended December 31, 2023 and 2022.
20. Subsequent Events
Dividends
In January 2024, the Company paid a quarterly cash dividend of $0.20 per share of its Class A common stock for the quarter ended December 31, 2023, to stockholders of record on December 31, 2023.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(Dollars in Thousands)

			Initial Cost			Gross Amount Carried at December 31, 2023 (1)
Property Description / Location	Number of Properties	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (1)(2)	Land	Building and Improvements	Total	Accumulated Depreciation(3)	Total	Date of Acquisition(4)	Life on Which Depreciation is Computed
Industrial-Arizona	1	$77,864	$14,494	$59,991	$78	$14,494	$60,069	$74,563	$10,263	$64,300	2018	40 years
Industrial-California	1	122,136	32,552	148,911	79	32,552	148,990	181,542	27,140	154,402	2018	40 years
Office-Colorado	1	29,352	2,359	41,410	6,906	2,359	48,316	50,675	11,516	39,159	2017	40 years
Office-Indiana	1	21,976	3,773	26,916	5,188	3,773	32,104	35,877	7,407	28,470	2017	40 years
Office-Missouri	1	101,260	22,079	131,292	(37,365)	14,725	101,281	116,006	25,943	90,063	2018	33 years
Office-Norway	1	157,216	55,054	277,439	(67,537)	46,958	217,998	264,956	38,381	226,575	2018	37 years
Office-Pennsylvania	1	69,315	12,480	130,942	(50,305)	7,675	85,442	93,117	16,563	76,554	2018	47 years
Retail-Illinois	1	4,027	—	7,338	(3,578)	—	3,760	3,760	897	2,863	2017	40 years
Retail-Indiana	1	3,146	—	5,171	(1,769)	—	3,402	3,402	734	2,668	2017	40 years
Retail-Kansas	1	5,002	1,048	7,023	(3,770)	535	3,766	4,301	990	3,311	2017	40 years
Retail-Maine	1	—	—	6,317	(2,453)	—	3,864	3,864	828	3,036	2017	40 years
Retail-Massachusetts	2	7,672	—	12,254	(5,939)	—	6,315	6,315	1,533	4,782	2017	40 years
Retail-New Hampshire	2	14,840	1,495	21,488	(11,097)	915	10,971	11,886	2,997	8,889	2017	40 years
Retail-New York	1	3,599	—	6,372	(3,074)	—	3,298	3,298	783	2,515	2017	40 years
Office - New York	1	—	10,380	24,484	41	10,380	24,524	34,904	303	34,601	2023	45 years
Office - New York	1	—	14,786	15,958	(7,507)	11,131	12,106	23,237	407	22,830	2023	45 years
Office - California	1	—	5,718	3,262	—	5,718	3,262	8,980	180	8,801	2023	45 years
Multifamily - Arizona	1	—	7,590	26,576	—	7,590	26,577	34,167	—	34,166	2023	30 years
Total real estate, net	20	$617,405	$183,808	$953,144	$(182,102)	$158,805	$796,045	$954,850	$146,865	$807,985
_________________________________________
(1)The aggregate gross cost of total real estate assets for federal income tax purposes is $1.1 billion as of December 31, 2023.
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

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2023
(Dollars in Thousands)

Changes in the Company’s operating real estate portfolio gross of accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at January 1	$855,427	$883,532	$921,413
Property acquisitions(1)	128,438	—	—
Improvements and capitalized costs	6,992	4,011	2,691
Impairment	(7,590)	—	—
Effect of changes in foreign exchange rates	(8,817)	(32,116)	(9,516)
Balance at December 31	974,450	$855,427	$914,588
Classified as held for sale, net(2)	(19,600)	—	(31,056)
Balance at December 31, held for investment	$954,850	$855,427	$883,532
_________________________________________
(1)    Includes deed-in-lieu foreclosures of $108.8 million and foreclosure of $19.6 million for the fiscal year ended 2023.
(2)    Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

Changes in accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at January 1	$122,959	$100,321	$82,156
Depreciation expense	24,697	24,901	25,761
Effect of changes in foreign exchange rates	(791)	(2,263)	(1,224)
Balance at December 31	$146,865	$122,959	$106,693
Classified as held for sale(1)	—	—	(6,372)
Balance at December 31, held for investment	$146,865	$122,959	$100,321
_________________________________________
(1)    Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2023
(Dollars in Thousands)

Loan Type / Collateral / Location(1)	Number of Loans	Interest Rate Range(2)	Maturity Date Range(3)	Periodic Payment Terms(4)	Prior Liens(5)	Unpaid Principal Amount	Carrying Value(6)(7)	Principal Amount Subject to Delinquent Principal or Interest(8)
First mortgage:
Hotel-California, USA	1	10.10%	November 2024	I/O	$—	$135,979	$135,979	$—
Office-Massachusetts, USA	1	9.15%	March 2024	I/O	—	87,533	87,450	—
Office-Various, USA	25	7.90% - 11.10%	February 2024 to December 2024	P&I	—	868,495	868,712	—
Multifamily -Various, USA	48	8.31% - 10.85%	January 2024 to May 2025	I/O	—	1,484,386	1,483,524	—
Other (Mixed-Use) - Various, USA	3	8.85% - 9.70%	February 2024 to November 2024	I/O	—	152,557	152,500	—
Industrial-California, USA	3	8.60% - 8.70%	April 2024 to August 2025	I/O	—	54,772	54,609	—
Hotel-Colorado, USA	1	8.85%	February 2024	I/O	—	73,000	73,000	—
	82				—	2,856,722	2,855,774	—
Subordinated mortgage and mezzanine:
Hotel-New York, USA	1	16.35%	April 2024	P&I	51,184	12,330	12,450	—
Office-Maryland, USA	1	13.00%	February 2024	P&I	59,154	4,002	4,002	—
Multifamily -Various, USA	3	7.00% - 13.00%	August 2024 to March 2025	P&I	127,289	64,332	64,280	—
	5				237,627	80,664	80,732	—

Total Loans Gross	87				$237,627	$2,937,386	$2,936,506	$—
General CECL reserve							(76,028)
Specific CECL reserve							—
Carrying value, net							$2,860,478
_________________________________________
(1)Loans with carrying values that are individually less than 3% of the total carrying value have been aggregated according to collateral type and location.
(2)Variable rate loans are determined based on the applicable index in effect as of December 31, 2023.
(3)Represents contractual maturity that does not contemplate exercise of extension option.
(4)Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity.
(5)Prior liens represent loan amounts owned that are senior to the Company’s mezzanine positions and are approximate.
(6)Carrying amounts as of December 31, 2023 are presented gross of the Company’s CECL reserve of $76.0 million.
(7)The aggregate cost of loans and preferred equity held for investment is approximately $2.9 billion for federal tax purposes as of December 31, 2023.
(8)Represents principal balance of loans which are 90 days or more past due as to principal or interest.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
December 31, 2023
(Dollars in Thousands)
Activity in mortgage loans on real estate is summarized below:

	Year Ended December 31,
	2023	2022	2021
Balance at January 1	$3,468,742	$3,449,009	$2,183,497
Acquisitions/originations/additional funding	77,203	972,113	1,758,090
Loan maturities/principal repayments	(455,928)	(896,398)	(501,007)
(Increase) decrease of CECL reserve	(108,115)	(70,900)	593
Discount accretion/premium amortization	10,985	13,887	6,706
Capitalized interest, net of repayments	5,022	(220)	1,130
Transfer to Real Estate, net and Real Estate Held for Sale	(261,288)	—	—
Charge-off of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale	123,857	—	—
Charge-off of loan held for investment	(14,477)	—	—
Charge-off of CECL reserve-other	14,477	1,251	—
Balance at December 31	$2,860,478	$3,468,742	$3,449,009

Item 16. Form 10-K Summary
Omitted at Registrant’s option.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of BrightSpire Capital, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended June 30, 2021 filed on August 5, 2021)

3.2
Fifth Amended and Restated Bylaws of BrightSpire Capital, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) for the quarter ended March 31, 2023 filed on May 3, 2023

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

10.3†
Form of Indemnification Agreement, between Colony NorthStar Credit Real Estate, Inc. and the Officers and Directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.4†
Colony NorthStar Credit Real Estate, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-222812) filed on February 1, 2018)

10.5†	Form of Restricted Stock Agreement to the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018)
10.6†	BrightSpire Capital, Inc. 2022 Equity Incentive Plan, dated May 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 5, 2022)
10.7†*	First Amendment to the BrightSpire Capital, Inc. 2022 Equity Incentive Plan, dated as of February 21, 2024
10.8†
Form of Restricted Stock Award Agreement to the BrightSpire Capital, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 5, 2022)

10.9†
BrightSpire Capital, Inc. 2022 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 3, 2023)

10.10†*	BrightSpire Capital, Inc. 2022 Equity Incentive Plan Amended and Restated Performance Restricted Stock Unit Agreement, dated as of February 21, 2024
10.11†*	BrightSpire Capital, Inc. Amended Severance Policy, dated as of February 21, 2024
10.12
Master Repurchase Agreement, dated as of April 26, 2018, by and among Barclays Bank PLC, CLNC Credit 7, LLC and the other sellers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

10.13
First Amendment to Master Repurchase Agreement, dated as of January 22, 2021, by and among Barclays Bank PLC, CLNC Credit 7, LLC and the other sellers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on January 25, 2021)

10.14
Second Amendment to Master Repurchase Agreement, dated as of February 8, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.15
Third Amendment to Master Repurchase Agreement dated as of June 1, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 6, 2022)

10.16
Fourth Amendment to Master Repurchase Agreement, dated as of July 7, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (f/k/a CLNC Credit 7, LLC) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) for the quarter ended June 30, 2022 filed on August 3, 2022)

10.17*	Fifth Amendment to Master Repurchase Agreement, dated as of December 27, 2023, by and among BrightSpire Credit 7, LLC and Barclays Bank PLC and BrightSpire Credit 7, LLC
10.18
Guaranty, made as of April 26, 2018, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

10.19
Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.20
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.21
Third Amendment to Guaranty, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

Exhibit Number	Description of Exhibit
10.22
Master Repurchase and Securities Contract, dated as of November 2, 2018, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on November 7, 2018)

10.23
Amendment No. 1 to Master Repurchase and Securities Contract, dated as of November 1, 2019, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) filed on May 6, 2021)

10.24
Amendment No. 2 to Master Repurchase and Securities Contract, dated as of May 4, 2021, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377 filed on May 6, 2021)

10.25
Amendment No. 3 to Master Repurchase and Securities Contract, dated as of February 17, 2022, by and between BrightSpire Credit 8, LLC (f/k/a CLNC Credit 8, LLC) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.26
Amendment No. 4 to Master Repurchase and Securities Contract, dated as of June 22, 2022, by and between BrightSpire Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 23, 2022)

10.27
Guarantee Agreement, dated as of November 2, 2018, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (No. 001-38377) filed on November 7, 2018)

10.28
Amendment to Guarantee Agreement, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.29
Second Amendment to Guarantee, dated as of April 13, 2021, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.30
Third Amendment to Guarantee, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.31
Fourth Amendment to Guarantee Agreement, dated as of June 22, 2022, by and between BrightSpire Capital Operating Company, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 23, 2022)

10.32
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

10.33
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

10.36
Third Omnibus Amendment to Transaction Documents, dated as of May 7, 2020, by and between Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.37
Fourth Omnibus Amendment to Transaction Documents, dated as of February 22, 2021, by and between MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC and CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K (001-38377) filed on February 25, 2021)

10.38
Fifth Omnibus Amendment, dated as of April 14, 2021, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.39
Sixth Omnibus Amendment, dated as of April 20, 2021, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) filed on May 6, 2021)**

10.40
Sixth Omnibus Amendment to Transaction Documents, dated as of January 24, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

Exhibit Number	Description of Exhibit
10.41
Seventh Omnibus Amendment to Transaction Documents, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.42
Eighth Omnibus Amendment to Transaction Documents, dated as of July 11, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on July 13, 2022)

10.43
Amended and Restated Master Repurchase Agreement, dated as of April 26, 2019, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 1, 2019)

10.44
First Amendment to Amended and Restated Master Repurchase Agreement, dated as of April 14, 2021, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC, Credit RE Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.45
Second Amendment to Amended and Restated Master Repurchase Agreement, dated as of August 24, 2021, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC, BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on November 3, 2021)

10.46*
Third Amendment to Amended and Restated Master Repurchase Agreement, dated as of January 14, 2022, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC, BrightSpire Capital Operating Company, LLC and Citibank, N.A.

10.47
Fourth Amendment to Amended and Restated Master Repurchase Agreement, dated as of July 28, 2022 by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC, BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended June 30, 2022 filed on August 3, 2022)

10.48
Guaranty, made as of April 23, 2018, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.49
Omnibus Amendment to Other Transaction Documents and Reaffirmation of Guaranty, dated as of April 26, 2019, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC, Credit RE Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 1, 2019)

10.50
First Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.51
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.52
Third Amendment to Guaranty, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.53
Indenture, dated as of October 22, 2019, by and among CLNC 2019-FL1, Ltd., as Issuer, CLNC 2019-FL1, LLC, as Co-Issuer, CLNC Advancing Agent, LLC, as Advancing Agent, U.S. Bank National Association, as Trustee, Note Administrator and Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (No. 001-38377) filed on October 25, 2019)

10.54
Indenture, dated as of July 20, 2021, by and among BRSP 2021-FL1, Ltd., as Issuer, BRSP 2021-FL1, LLC, as Co-Issuer, BrightSpire Capital Advancing Agent, LLC (f/k/a CLNC Advancing Agent, LLC), as Advancing Agent, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Note Administrator and as Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on July 26, 2021)

10.55
Supplemental Indenture No. 1, dated as of July 20, 2021, by and among CLNC 2019-FL 1, Ltd., as issuer, CLNC 2019-FL 1, LLC, as co-issuer, BrightSpire Capital Advancing Agent, LLC (f/k/a CLNC Advancing Agent, LLC), as advancing agent and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 5, 2022)

10.56
Supplemental Indenture No. 2, dated as of March 15, 2022, by and among CLNC 2019-FL 1, Ltd., as issuer, CLNC 2019-FL 1, LLC, as co-issuer, BrightSpire Capital Advancing Agent, LLC (f/k/a CLNC Advancing Agent, LLC), as advancing agent and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 5, 2022)

10.57†
Employment Agreement by and between Michael Mazzei and CLNC US, LLC, as amended April 30, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No.001-38377) filed on May 3, 2021)

10.58†*	Second Amended Employment Agreement by and between Michael Mazzei and BrightSpire Capital US, LLC, dated as of February 16, 2024
10.59†*	Form of Amended and Restated Executive Employment Letter, dated as of February 21, 2024

Exhibit Number	Description of Exhibit
21.1*	List of Significant Subsidiaries of BrightSpire Capital, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

BRIGHTSPIRE CAPITAL, INC.

Date:	February 21, 2024	/s/ Michael J. Mazzei
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

SIGNATURE	TITLE	DATE

/s/ Michael J. Mazzei	Chief Executive Officer and Director	February 21, 2024
Michael J. Mazzei	(Principal Executive Officer)

/s/ Frank V. Saracino	Chief Financial Officer	February 21, 2024
Frank V. Saracino	(Principal Financial Officer and Principal Accounting Officer)

/s/ Catherine D. Rice	Director	February 21, 2024
Catherine D. Rice

/s/ Kim S. Diamond	Director	February 21, 2024
Kim S. Diamond

/s/ Catherine F. Long	Director	February 21, 2024
Catherine F. Long

/s/ Vernon B. Schwartz	Director	February 21, 2024
Vernon B. Schwartz

/s/ John E. Westerfield	Director	February 21, 2024
John E. Westerfield