Form 10-Q
period 2024-03-31
BrightSpire Capital, Inc.
filed 2024-05-01
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of April 30, 2024, BrightSpire Capital, Inc. had 130,636,498 shares of Class A common stock, par value $0.01 per share, outstanding.

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
•high interest rates may adversely impact the value of our variable-rate investments, resulting in higher interest expense, materially impacting our borrowers’ ability to refinance existing loans, and creating disruptions to our borrowers’ and tenants’ ability to finance their activities, on whom we depend for a substantial portion of our revenue;
•lower interest rates may materially impact earnings as a result of generating less income on our loans and our ability to redeploy funds in a timely manner or to supplement earnings loss;
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
The foregoing list of factors is not exhaustive, and many of these risks are heightened as a result of the numerous adverse impacts of the COVID-19 pandemic. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, “Risk Factors” in this Form 10-Q for the quarter ended March 31, 2024 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$221,505	$257,506
Restricted cash	84,735	104,583
Loans held for investment	2,837,563	2,936,506
Current expected credit loss reserve	(150,214)	(76,028)
Loans held for investment, net	2,687,349	2,860,478
Real estate, net	789,438	807,985
Receivables, net	40,922	41,451
Deferred leasing costs and intangible assets, net	54,583	58,971
Assets held for sale	19,605	19,600
Other assets	48,409	47,680
Total assets	$3,946,546	$4,198,254
Liabilities
Securitization bonds payable, net	$906,510	$912,545
Mortgage and other notes payable, net	639,194	650,293
Credit facilities	1,031,516	1,152,723
Accrued and other liabilities	80,825	85,501
Intangible liabilities, net	3,773	4,138
Escrow deposits payable	68,778	88,603
Dividends payable	26,026	25,985
Total liabilities	2,756,622	2,919,788
Commitments and contingencies (Note 14)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 130,636,498 and 129,985,107 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,306	1,300
Additional paid-in capital	2,863,072	2,864,883
Accumulated deficit	(1,669,431)	(1,586,292)
Accumulated other comprehensive loss	(6,150)	(2,556)
Total stockholders’ equity	1,188,797	1,277,335
Noncontrolling interests in investment entities	1,127	1,131
Total equity	1,189,924	1,278,466
Total liabilities and equity	$3,946,546	$4,198,254

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

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$7,208	$5,380
Restricted cash	6,773	7,023
Loans held for investment, net	1,146,515	1,170,034
Real estate, net	166,181	166,616
Receivables, net	11,658	11,731
Deferred leasing costs and intangible assets, net	7,006	7,753
Other assets	20,434	20,250
Total assets	$1,365,775	$1,388,787
Liabilities
Securitization bonds payable, net	$906,510	$912,545
Mortgage and other notes payable, net	169,550	170,412
Accrued and other liabilities	7,308	5,239
Intangible liabilities, net	3,115	3,460
Escrow deposits payable	1,199	927
Total liabilities	$1,087,682	$1,092,583

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net interest income
Interest income	$67,563	$75,616
Interest expense	(40,133)	(42,662)
Net interest income	27,430	32,954

Property and other income
Property operating income	25,105	22,551
Other income	3,099	3,056
Total property and other income	28,204	25,607

Expenses
Property operating expense	8,645	5,852
Transaction, investment and servicing expense	622	835
Interest expense on real estate	6,782	5,509
Depreciation and amortization	10,390	7,996
Increase of current expected credit loss reserve	74,411	39,613
Compensation and benefits (including $2,170 and $2,295 of equity-based compensation expense, respectively)	8,771	8,805
Operating expense	3,199	3,473
Total expenses	112,820	72,083

Other income
Other gain, net	331	655
Loss before equity in earnings of unconsolidated ventures and income taxes	(56,855)	(12,867)
Equity in earnings (loss) of unconsolidated ventures	—	9,055
Income tax expense	(252)	(390)
Net loss	(57,107)	(4,202)
Net loss attributable to noncontrolling interests:
Investment entities	4	75
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(57,103)	$(4,127)

Net loss per common share - basic (Note 16)	$(0.45)	$(0.03)
Net loss per common share - diluted (Note 16)	$(0.45)	$(0.03)

Weighted average shares of common stock outstanding - basic (Note 16)	127,326	126,665
Weighted average shares of common stock outstanding - diluted (Note 16)	127,326	126,665
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(57,107)	$(4,202)
Other comprehensive loss
Foreign currency translation loss	(3,594)	(3,463)
Total other comprehensive loss	(3,594)	(3,463)
Comprehensive loss	(60,701)	(7,665)
Comprehensive loss attributable to noncontrolling interests:
Investment entities	4	75
Comprehensive loss attributable to common stockholders	$(60,697)	$(7,590)

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2022	128,872	$1,289	$2,853,723	$(1,466,568)	$(676)	$1,387,768	$1,256	$1,389,024
Distributions	—	—	—	—	—	—	(28)	(28)
Issuance and amortization of equity-based compensation	1,527	15	2,280	—	—	2,295	—	2,295
Other comprehensive loss	—	—	—	—	(3,463)	(3,463)	—	(3,463)
Dividends and distributions declared ($0.20 per share)	—	—	—	(26,170)	—	(26,170)	—	(26,170)
Shares canceled for tax withholding on vested stock awards	(453)	(5)	(2,880)	—	—	(2,885)	—	(2,885)
Net loss	—	—	—	(4,127)	—	(4,127)	(75)	(4,202)
Balance as of March 31, 2023	129,946	$1,299	$2,853,123	$(1,496,865)	$(4,139)	$1,353,418	$1,153	$1,354,571

Balance as of December 31, 2023	129,985	$1,300	$2,864,883	$(1,586,292)	$(2,556)	$1,277,335	$1,131	$1,278,466
Issuance and amortization of equity-based compensation	1,243	12	2,158	—	—	2,170	—	2,170
Other comprehensive loss	—	—	—	—	(3,594)	(3,594)	—	(3,594)
Dividends and distributions declared ($0.20 per share)	—	—	—	(26,036)	—	(26,036)	—	(26,036)
Shares canceled for tax withholding on vested stock awards	(592)	(6)	(3,969)	—	—	(3,975)	—	(3,975)
Net loss	—	—	—	(57,103)	—	(57,103)	(4)	(57,107)
Balance as of March 31, 2024	130,636	$1,306	$2,863,072	$(1,669,431)	$(6,150)	$1,188,797	$1,127	$1,189,924

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(57,107)	$(4,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,390	7,996
Straight-line rental income	(612)	(467)
Amortization of above (below) market lease values, net	112	(140)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(2,104)	(3,038)
Amortization of deferred financing costs	2,545	2,957
Amortization of right-of-use lease assets and operating lease liabilities	101	53
Paid-in-kind interest added to loan principal, net of interest received	(572)	(1,848)
Increase of current expected credit loss reserve	74,411	39,613
Amortization of equity-based compensation	2,158	2,295
Mortgage notes (above) below market value amortization	2	(1,324)
Deferred income tax (benefit) expense	(137)	159
Other gain, net	—	(547)
Changes in assets and liabilities:
Receivables, net	1,133	(1,835)
Deferred costs and other assets	984	770
Other liabilities	(6,727)	(769)
Net cash provided by operating activities	24,577	39,673
Cash flows from investing activities:
Acquisition, origination and funding of loans held for investment, net	(15,171)	(16,388)
Repayment on loans held for investment	116,790	101,368
Acquisition of and additions to real estate and related intangibles	(2,368)	(1,870)
Distributions in excess of cumulative earnings from unconsolidated ventures	—	245
Change in escrow deposits payable	(19,825)	(13,733)
Net cash provided by investing activities	79,426	69,622
Cash flows from financing activities:
Distributions paid on common stock	(25,995)	(25,963)
Shares canceled for tax withholding on vested stock awards	(3,975)	(2,885)
Repayment of mortgage notes	(1,404)	(1,358)
Borrowings from credit facilities	11,840	110,324
Repayment of credit facilities	(133,082)	(158,216)
Repayment of securitization bonds	(6,734)	(36,171)
Payment of deferred financing costs	(75)	(126)
Distributions to noncontrolling interests	—	(28)
Issuance of common stock	12	15
Net cash used in financing activities	(159,413)	(114,408)
Effect of exchange rates on cash, cash equivalents and restricted cash	(439)	(172)
Net decrease in cash, cash equivalents and restricted cash	(55,849)	(5,285)
Cash, cash equivalents and restricted cash - beginning of period	362,089	398,828
Cash, cash equivalents and restricted cash - end of period	$306,240	$393,543

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$257,506	$306,320
Restricted cash	104,583	92,508
Total cash, cash equivalents and restricted cash, beginning of period	$362,089	$398,828

End of the period
Cash and cash equivalents	$221,505	$313,520
Restricted cash	84,735	80,023
Total cash, cash equivalents and restricted cash, end of period	$306,240	$393,543

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Accrual of distribution payable	$26,026	$25,989
Right-of-use lease assets and operating lease liabilities	4,454	—

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
Trends Affecting the Business
Although global markets showed signs of stabilization and inflationary pressure may be moderating due to increased interest rates through the fourth quarter of 2023, CRE value uncertainties, aftershock of COVID-19 and geopolitical unrest continue to contribute to market volatility. Generationally high interest rates have continued to negatively impact transaction activity in the real estate market and correspondingly the loan financing and refinancing opportunities. While the Federal Reserve is expected to begin lowering interest rates in 2024, current expectations have shifted to anticipating fewer interest rate cuts during the year than originally anticipated and that such interest rate cuts may not occur until later in the year than originally anticipated. To the extent certain of the Company’s borrowers are experiencing significant financial dislocation as a result of economic conditions, the Company has and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. The market for office properties was particularly negatively impacted by COVID-19 and continues to experience headwinds driven by the normalization of work from home and hybrid work arrangements and elevated costs to operate or reconfigure office properties. These factors have largely resulted in lower demand for office space and driven rising vacancy rates. Given the uncertainty in the office market, there is risk of future valuation impairment or investment loss on the Company’s loans secured by office properties. Similarly, these trends may impact the Company’s ability to manage debt covenant tests, maturity dates and/or seek suitable refinancing opportunities on certain of the Company’s office property equity investments, which may adversely impact valuation assessments and cash flow generated by such investments.
While macroeconomic conditions continue to be challenged, the Company cannot predict whether they will in fact improve or even intensify. Due to the inherent uncertainty of these conditions, their impact on the Company’s business is difficult to predict and quantify.
2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below. The accounting policies of the Company’s unconsolidated ventures are substantially similar to those of the Company.
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report.

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
During the first quarter of 2024, the Company modified an Arlington, Texas multifamily loan agreement which resulted in a reconsideration event under ASC 810, Consolidation. As part of the terms of the modified loan agreement, the borrower is required to deposit into a Company controlled reserve account by June 2024, an amount sufficient to purchase an interest rate cap, reimburse the Company for any advances made under the loan and cover property level expenses and shortfalls up to $5.4 million. If the borrower does not fund such deposit by June 2024, the Company has discretion to fund such amounts on behalf of the borrower through a preferred equity investment in the parent of the borrower, in the amounts up to $6.0 million. If the Company elects to fund any amount, it may also elect to trigger control rights over the underlying collateral. The Company concluded that as a result of the loan modification, its investment in the Arlington, Texas multifamily loan is a VIE. As of March 31, 2024, the Company is not the primary beneficiary of this VIE, as the Company does not have the ability to control the most significant activities of the Arlington, Texas multifamily loan’s economic performance nor the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE.
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
As of March 31, 2024 and December 31, 2023, the Company has identified certain consolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
Consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. At March 31, 2024 and December 31, 2023, the noncontrolling interests in the operating real estate properties represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Investing VIEs
The Company’s previous investments in securitization financing entities (“Investing VIEs”) included subordinate first-loss tranches of securitization trusts, which represented interests in such VIEs. As of March 31, 2024 and December 31, 2023, the Company did not hold any tranches of any securitization trusts, with the exception of its securitization bonds payable, net. Refer to Note 7, “Debt” for further discussion.
Unconsolidated VIEs
As of March 31, 2024 and December 31, 2023, the Company did not hold, and had no remaining obligations to, any unconsolidated VIEs.
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
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (“OCI”). The components of OCI include gain (loss) on derivative instruments used in the Company’s risk management activities used for economic hedging purposes (“designated hedges”) and gain (loss) on foreign currency translation.
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
Loans Held for Investment
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
Interest Income—Interest income is recognized based upon contractual interest rate and unpaid principal balance of the loans. Net deferred loan fees on originated loans are deferred and amortized as adjustments to interest income over the expected life of the loans using the effective yield method. Premium or discount on purchased loans are amortized as adjustments to interest income over the expected life of the loans using the effective yield method. When a loan is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan is recognized as additional interest income.
The Company has debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
accruing PIK interest if there is insufficient value to support the accrual or management does not expect the borrower to be able to pay all principal and interest due.
Nonaccrual—Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest receivable is reversed against interest income when loans are placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received; or if ultimate collectability of loan principal is uncertain, interest collected is recognized using a cost recovery method by applying interest collected as a reduction to loan carrying value. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured.
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
At March 31, 2024 and December 31, 2023, the Company had no loans classified as held for sale.
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
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Another key consideration in this assessment is the Company’s assumptions

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. See Note 4, “Real Estate, net and Real Estate Held for Sale” and Note 12, “Fair Value” for further detail.
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
At March 31, 2024 and December 31, 2023, the Company classified one property as held for sale. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” and Note 12, “Fair Value” for further detail.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Release of accumulated other comprehensive income related to net investment hedges occurs upon losing a controlling financial interest in an investment or obtaining control over an equity method investment. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, or partial sale of an equity method investment, the gain or loss on the related net investment hedge is reclassified from accumulated other comprehensive income to earnings. Refer to Note 13, “Derivatives” for further discussion on the Company’s derivative and hedging activity.

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
Equity-Based Compensation
Equity-classified stock awards granted to executive officers and independent directors are based on the closing price of the Class A common stock on the grant date and recognized on a straight-line basis over the requisite service period of the awards

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
for restricted stock awards. For performance stock units (“PSUs”) the fair value is based on a Monte Carlo simulation as of the grant date and the expense is generally recognized on a straight-line basis over the measurement period, except when certain performance metrics are achieved. See Note 9, “Equity-Based Compensation” for further discussion.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $0.3 million and $0.4 million, respectively.
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
In measuring the general CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default. The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through March 2024 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
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
In connection with developing the CECL reserve for its loans held for investment, the Company determines the risk ranking of each loan as a key credit quality indicator. The risk rankings are based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, the Company’s loans held for investment are rated “1” through “5,” from less risk to greater risk, and the ratings are updated quarterly. At the time of origination or purchase, loans held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows:
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company has elected to not measure a CECL reserve for accrued interest receivable as it is reversed against interest income when a loan is placed on nonaccrual status. Loans are charged off when all or a portion of the principal amount is determined to be uncollectible.
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
Future Application of Accounting Standards
Segment Reporting—In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The ASU provides updates to reportable segment disclosures, including enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU is effective beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of this standard.
Income Tax Accounting—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The ASU is effective for periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this new standard.
3. Loans Held for Investment, net
The following table provides a summary of the Company’s loans held for investment, net (dollars in thousands):

	March 31, 2024				December 31, 2023
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years
Variable rate
Senior loans	$1,546,643	$1,547,448	9.0%	2.5	$1,646,722	$1,645,780	9.0%	2.7
Securitized loans(2)	1,203,265	1,203,605	8.7%	1.7	1,210,000	1,209,994	8.9%	1.9
Mezzanine loans	12,330	12,450	16.3%	0.0	12,330	12,450	16.4%	0.3
	2,762,238	2,763,503			2,869,052	2,868,224
Fixed rate
Mezzanine loans	74,100	74,060	6.7%	2.1	68,334	68,282	10.9%	2.4
	74,100	74,060			68,334	68,282
Loans held for investment	2,836,338	2,837,563			2,937,386	2,936,506

CECL reserve	—	(150,214)			—	(76,028)
Loans held for investment, net	$2,836,338	$2,687,349	8.9%	2.1	$2,937,386	$2,860,478	9.0%	2.4
_________________________________________
(1)Calculated based on contractual interest rate. As of March 31, 2024, all variable rate loans utilize Term Secured Overnight Financing Rate (“Term SOFR”).
(2)Represents loans transferred into securitization trusts that are consolidated by the Company.

The Company had $15.4 million and $15.9 million of interest receivable related to its loans held for investment, net as of March 31, 2024 and December 31, 2023, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Activity relating to the Company’s loans held for investment, net was as follows (dollars in thousands):

	Carrying Value
	Three Months Ended March 31,
	2024	2023
Balance at January 1	$2,860,478	$3,468,742
Acquisitions/originations/additional funding	15,171	16,388
Loan maturities/principal repayments	(116,790)	(101,368)
Increase of CECL reserve(1)	(74,186)	(39,589)
Discount accretion/premium amortization	2,104	3,038
Capitalized interest, net of repayments	572	1,848
Balance at March 31	$2,687,349	$3,349,059
_________________________________________
(1)Provision for loan losses excludes $0.2 million for the three months ended March 31, 2024 and a de minimis amount for the three months ended March 31, 2023 as determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.
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
During the second quarter of 2023, the Company amended and restructured a development mezzanine loan related to a multifamily property located in Milpitas, California (the “Development Mezzanine Loan”), bifurcating it into a $30.2 million Mezzanine A note (the “Mezzanine A Note”) and a $14.5 million Mezzanine B note (the “Mezzanine B Note”) to facilitate a new equity contribution from the borrower behind the Mezzanine A Note and ahead of the Mezzanine B Note. As part of the restructuring, the Company extended the terms of both the Mezzanine A Note and the Mezzanine B Note to be conterminous with the senior loan, which was extended to March 2025, with an additional one-year extension option to March 2026. Prior to the amendment, the Development Mezzanine Loan had a fixed interest rate of 13%. After the amendment, the Mezzanine A Note has a fixed interest rate of 10% and the Mezzanine B Note has a fixed interest rate of 12%. In connection with the amendment and restructuring of the Development Mezzanine Loan, the Company placed the Mezzanine B Note on nonaccrual status in April 2023 and recorded a $14.5 million specific CECL reserve during the first quarter of 2023. As of December, 2023, the amortized cost basis of the Mezzanine A Note was $32.6 million. During the third quarter of 2023, the Mezzanine B Note was charged off as the Company deemed this amount uncollectible. The Development Mezzanine Loan was placed on nonaccrual status in January 2024.
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
The following table provides an aging summary of loans held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due(1)	60-89 Days Past Due	90 Days or More Past Due(2)	Total Loans
March 31, 2024	$2,763,208	$12,450	$—	$61,905	$2,837,563
December 31, 2023	2,936,506	—	—	—	2,936,506
_________________________________________
(1)At March 31, 2024, represents the New York, New York Hotel mezzanine loan which is in maturity default. However, because the borrower has paid all interest payments due through March 31, 2024, the loan has not been placed on nonaccrual status.
(2)At March 31, 2024, includes one Denver, Colorado multifamily senior loan which was placed on nonaccrual status on December 9, 2023 with a carrying value before CECL reserves of $29.3 million and the Development Mezzanine Loan which was placed on nonaccrual status on January 1, 2024 with a carrying value of $32.6 million.

Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves (dollars in thousands):

CECL reserve at December 31, 2023	$76,028
Increase in general CECL reserve(1)	67,058
Increase in specific CECL reserve(2)	7,128
CECL reserve at March 31, 2024	$150,214

CECL reserve at December 31, 2022	$106,247
Decrease in general CECL reserve(1)	(15,418)
Increase in specific CECL reserve(3)	55,007
CECL reserve at March 31, 2023	$145,836
_________________________________________
(1)Excludes CECL reserves related to unfunded commitments reported on the consolidated statement of operations: $0.2 million for the three months ended March 31, 2024 and a de minimis amount for the three months ended March 31, 2023.
(2)During the first quarter of 2024, the Company recorded specific CECL reserves of $7.1 million related to one Denver, Colorado multifamily senior loan. The specific CECL reserve was based on the proceeds the Company expects to receive from the borrower’s sale of the property, which is supported by an executed purchase and sale agreement.
(3)During the first quarter of 2023, the Company recorded specific CECL reserves of $29.9 million related to one Washington, D.C. office senior loan, $14.5 million related to the Development Mezzanine Loan and $10.6 million related to one Long Island City, New York office senior loan.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 31, 2024, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the Denver, Colorado multifamily senior loan, the Development Mezzanine Loan and the New York, New York Hotel mezzanine loan, as noted in “Nonaccrual and Past Due Loans” above. As of December 31, 2023, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the Denver, Colorado multifamily senior loan, as noted in “Nonaccrual and Past Due Loans” above. For the three months ended March 31, 2024 and March 31, 2023, no debt investment contributed more than 10.0% of interest income.
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans held for investment by year of origination and credit quality risk ranking (dollars in thousands) as of March 31, 2024 and December 31, 2023 (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies” for loan risk ranking definitions.
At March 31, 2024, the weighted average risk ranking for loans held for investment was 3.2.

	March 31, 2024
	Year of Origination
Risk Rankings	2024	2023	2022	2021	2020 and earlier	Total
Senior loans

3	$—	$—	$697,594	$1,016,812	$487,547	$2,201,953
4	—	—	54,151	242,016	223,670	519,837
5	—	—	29,263	—	—	29,263
Total Senior loans	—	—	781,008	1,258,828	711,217	2,751,053

Mezzanine loans

3		8,941	28,057	—	49,512	86,510
Total Mezzanine loans	—	8,941	28,057	—	49,512	86,510

Total Loans held for investment	$—	$8,941	$809,065	$1,258,828	$760,729	$2,837,563
Current period gross write-offs	$—	$—	$—	$—	$—	$—
As of December 31, 2023, the weighted average risk ranking for loans held for investment was 3.2.

	December 31, 2023
	Year of Origination
Risk Rankings	2023	2022	2021	2020	2019 and earlier	Total
Senior loans

3	$—	$802,040	$1,014,128	$62,777	$519,328	$2,398,273
4	—	53,871	238,842	—	135,979	428,692
5	—	28,809	—	—	—	28,809
Total Senior loans	—	884,720	1,252,970	62,777	655,307	2,855,774

Mezzanine loans

3	4,003	27,211	—	—	49,518	80,732
Total Mezzanine loans	4,003	27,211	—	—	49,518	80,732

Total Loans held for investment	$4,003	$911,931	$1,252,970	$62,777	$704,825	$2,936,506
Current period gross write-offs	$—	$—	$—	$—	$14,477	$14,477

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $139.5 million and $168.2 million at March 31, 2024 and December 31, 2023, respectively. Refer to Note 14, “Commitments and Contingencies” for further details. The Company recorded $0.7 million and $0.4 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at March 31, 2024 and December 31, 2023, respectively. See Note 2, “Summary of Significant Accounting Policies” for further details.
4. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Land and improvements	$124,029	$127,003
Buildings, building leaseholds, and improvements	485,307	498,291
Tenant improvements	19,611	19,145
Subtotal	$628,947	$644,439
Less: Accumulated depreciation	(105,442)	(103,468)
Net lease portfolio, net	$523,505	$540,971
The following table presents the Company’s portfolio of other real estate, net as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Land and improvements	$68,433	$68,433
Buildings, building leaseholds, and improvements	217,554	217,554
Tenant improvements	27,684	27,668
Furniture, fixtures and equipment	1,204	1,204
Construction-in-progress	4,639	3,142
Subtotal	$319,514	$318,001
Less: Accumulated depreciation	(45,991)	(43,397)
Less: Impairment(1)	(7,590)	(7,590)
Other portfolio, net	$265,933	$267,014
_________________________________________
(1)    See Note 12, “Fair Value,” for discussion of impairment of real estate.
At March 31, 2024, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $99.8 million and one foreclosed property as held for sale with a carry value of $19.6 million. At December 31, 2023, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $100.4 million and one foreclosed property as held for sale with a carrying value of $19.6 million.
Depreciation Expense
Depreciation expense on real estate was $6.9 million and $6.0 million for the three months ended March 31, 2024 and 2023 respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Property Operating Income
For the three months ended March 31, 2024 and 2023 the components of property operating income were as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Lease revenues
Minimum lease revenue	$22,192	$19,388
Variable lease revenue	3,025	3,023
Total property operating income(1)	$25,217	$22,411
_________________________________________
(1)Excludes amortization expense related to above and below-market leases of $0.5 million and income of $0.4 million for the three months ended March 31, 2024, respectively. Excludes amortization expense related to above and below-market leases of $0.2 million and income of $0.3 million for the three months ended March 31, 2023, respectively.
For the three months ended March 31, 2024 and 2023 the Company had no single property with property operating income equal to or greater than 10.0% of total revenue of the Company.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of March 31, 2024 (dollars in thousands):

Remainder of 2024	$62,731
2025	78,353
2026	71,192
2027	66,471
2028	57,510
2029 and thereafter	295,559
Total	$631,816
The rental properties owned at March 31, 2024 are leased under noncancellable operating leases with current expirations ranging from 2024 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three months ended March 31, 2024 and 2023 was $0.8 million and $0.8 million, respectively.
Refer to Note 14, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of March 31, 2024.
Real Estate Acquisitions
In the year ended December 31, 2023, the Company acquired legal title to four office properties and one multifamily property. In accordance with ASC 805, the Company allocated the fair value of the assumed assets and liabilities on the respective acquisition dates. Following the acquisitions, four properties are included in real estate, net on the Company’s consolidated balance sheets. One property was classified as held for sale at March 31, 2024 and December 31, 2023. There were no real estate acquisitions in the three months ended March 31, 2024.

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

Impairment
During the fourth quarter of 2023, the Company recorded $7.6 million of impairment related to one of the New York office properties. The impairment was due to a reduction in the estimated holding period of the property and increased capital expenditures. The estimated fair value of the collateral was determined by using a discounted cash flow model. Refer to Note 12 “Fair Value” for further discussion.
Real Estate Held for Sale
The following table summarizes the Company’s assets held for sale related to real estate (dollars in thousands):

	March 31, 2024	December 31, 2023
Assets
Real estate, net	$19,605	$19,600
Total assets held for sale	$19,605	$19,600
Upon acquisition of the Washington D.C. office through foreclosure in November 2023, the Company classified it as held for sale. Subsequent to March 31, 2024 the Company entered into a purchase and sale agreement with a third-party purchaser. As part of the agreement, the purchaser has paid a nonrefundable deposit. The Company expects the sale to close by the end of the second quarter of 2024.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at March 31, 2024 and December 31, 2023 are as follows (dollars in thousands):

	March 31, 2024
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$81,509	$(43,725)	$37,784
Deferred leasing costs	31,030	(19,197)	11,833
Above-market lease values	13,617	(8,651)	4,966
	$126,156	$(71,573)	$54,583
Intangible Liabilities
Below-market lease values	$16,798	$(13,025)	$3,773

	December 31, 2023
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$82,604	$(41,509)	$41,095
Deferred leasing costs	31,004	(18,571)	12,433
Above-market lease values	13,617	(8,174)	5,443
	$127,225	$(68,254)	$58,971
Intangible Liabilities
Below-market lease values	$16,798	$(12,660)	$4,138

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Above-market lease values	$(474)	$(199)
Below-market lease values	362	339
Net increase (decrease) to property operating income	$(112)	$140

In-place lease values	$2,728	$1,283
Deferred leasing costs	694	664
Amortization expense	$3,422	$1,947

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of March 31, 2024 (dollars in thousands):

	Remainder of 2024	2025	2026	2027	2028	2029 and thereafter	Total
Above-market lease values	$(1,350)	$(1,588)	$(973)	$(364)	$(313)	$(378)	$(4,966)
Below-market lease values	1,094	1,458	785	81	81	274	3,773
Net increase (decrease) to property operating income	$(256)	$(130)	$(188)	$(283)	$(232)	$(104)	$(1,193)

In-place lease values	$4,889	$5,420	$4,084	$3,371	$3,232	$16,788	$37,784
Deferred leasing costs	2,043	2,449	1,344	1,111	922	3,964	11,833
Amortization expense	$6,932	$7,869	$5,428	$4,482	$4,154	$20,752	$49,617
6. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Restricted cash:
Borrower escrow deposits	$68,940	$88,603
Capital expenditure reserves	9,415	10,534
Real estate escrow reserves	2,899	2,198
Working capital and other reserves	2,826	2,396
Tenant lockboxes	655	852
Total	$84,735	$104,583
The following table presents a summary of other assets as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Other assets:
Right-of-use lease asset	$25,705	$22,094
Tax receivable and deferred tax assets	16,623	16,634
Investments in unconsolidated ventures at fair value	2,251	2,251
Deferred financing costs, net – credit facilities	2,072	3,807
Prepaid expenses and other	1,681	2,730
Derivative assets	77	164
Total	$48,409	$47,680

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of accrued and other liabilities as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Accrued and other liabilities:
Operating lease liability	$26,559	$22,926
Current and deferred tax liability	22,804	24,202
Interest payable	12,514	11,324
Accounts payable, accrued expenses and other liabilities	9,831	17,569
Prepaid rent and unearned revenue	6,857	7,219
Tenant security deposits	1,610	1,617
Unfunded CECL loan allowance	650	425
Other	—	219
Total	$80,825	$85,501
Investments in Unconsolidated Ventures at Fair Value
Private Funds
The Company elected to account for its indirect interests in real estate through real estate private equity funds (“PE Investments”), which interests ranged from 1.0% to 10.0% as of March 31, 2024 and December 31, 2023, respectively. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Debt
The following table presents debt as of March 31, 2024 and December 31, 2023 (dollars in thousands):

						March 31, 2024		December 31, 2023
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	SOFR(4) + 2.17%		$311,603	$311,595	$312,337	$312,305
BRSP 2021-FL1(3)		Non-recourse	Aug-38	SOFR(4) + 1.53%		595,590	594,915	601,590	600,240
Subtotal securitization bonds payable, net						907,193	906,510	913,927	912,545

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Sep-33	4.77%		200,000	198,895	200,000	198,871
Net lease 2(5)		Non-recourse	Jun-25	3.91%		147,517	148,013	157,216	157,819
Net lease 3		Non-recourse	Aug-26	4.08%		29,237	29,134	29,352	29,238
Net lease 4		Non-recourse	Oct-27	4.45%		21,825	21,825	21,976	21,976
Net lease 5(6)		Non-recourse	Nov-26	4.45%		16,979	16,783	17,082	16,869
Net lease 5(7)		Non-recourse	Mar-28	4.38%		11,206	10,768	11,271	10,833
Net lease 6		Non-recourse	Nov-26	4.45%		6,746	6,668	6,787	6,702
Net lease 8		Non-recourse	Nov-26	4.45%		3,127	3,091	3,146	3,107
Other real estate 1		Non-recourse	Oct-24	4.47%		100,754	100,754	101,260	101,260
Other real estate 2		Non-recourse	Jan-25	4.30%		68,913	68,797	69,315	69,152
Loan 1(8)		Non-recourse	Jun-26	SOFR + 4.25%		34,466	34,466	34,466	34,466
Subtotal mortgage and other notes payable, net						640,770	639,194	651,871	650,293

Bank credit facility
Bank credit facility	$165,000	Recourse	Jan-27 (9)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1	600,000	Limited Recourse(10)	Apr-27(11)	SOFR + 2.19%	(12)	392,534	392,534	490,261	490,261
Bank 2	600,000	Limited Recourse(10)	Apr-27(13)	SOFR + 1.96%	(12)	245,810	245,810	261,753	261,753
Bank 3	400,000	(14)	June-27(15)	SOFR + 1.74%	(12)	237,985	237,985	237,985	237,985
Bank 4	400,000	Limited Recourse(10)	July-27(16)	SOFR + 1.79%	(12)	155,187	155,187	162,724	162,724
Subtotal master repurchase facilities	$2,000,000					1,031,516	1,031,516	1,152,723	1,152,723

Subtotal credit facilities						1,031,516	1,031,516	1,152,723	1,152,723

Total						$2,579,479	$2,577,220	$2,718,521	$2,715,561
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
conforming with the indenture agreement. As of May 26, 2023, the benchmark index interest rate for BRSP 2021-FL1 was converted from LIBOR to Term SOFR, plus a benchmark adjustment of 11.448 basis points, conforming with the indenture agreement.
(5)As of March 31, 2024, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $147.5 million.
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
(12)Represents the weighted average spread as of March 31, 2024. The contractual interest rate depends upon asset type and characteristics and ranges from SOFR plus 1.50% to 2.75%.
(13)The current maturity date is April 2026, with a one-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(14)Recourse is either 25.0% or 50.0% depending on loan metrics.
(15)The current maturity date is June 2025, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(16)The current maturity date is July 2024, with three one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at March 31, 2024 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remaining 2024	$102,422	$—	$102,422	$—
2025	218,759	—	218,759	—
2026	89,091	—	89,091	—
2027	1,051,875	—	20,359	1,031,516
2028	10,139	—	10,139	—
2029 and thereafter	1,107,193	907,193	200,000	—
Total	$2,579,479	$907,193	$640,770	$1,031,516
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of March 31, 2024, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of March 31, 2024, the Company was in compliance with all of its financial covenants under the Credit Agreement.
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
As of March 31, 2024, the Company had $1.2 billion carrying value of CRE debt investments and other assets financed with $907.2 million of securitization bonds payable, net. As of December 31, 2023, the Company had $1.2 billion carrying value of CRE debt investments financed with $913.9 million of securitization bonds payable, net.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CLNC 2019-FL1
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.4 million of investment grade notes. As of March 31, 2024, the securitization reflects an advance rate of 65.2% at a weighted average cost of funds of Adjusted Term SOFR plus 2.17% (before transaction expenses) and is collateralized by a pool of 14 senior loan investments.
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
CLNC 2019-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the three months ended March 31, 2024, one loan held in CLNC 2019-FL1 was partially repaid totaling $0.7 million. The proceeds from the repayment were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At March 31, 2024, the Company had $477.7 million of unpaid principal balance of CRE debt investments financed with CLNC 2019-FL1.
Additionally, CLNC 2019-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the three months ended March 31, 2024 and March 31, 2023. While the Company continues to closely monitor all loan investments contributed to CLNC 2019-FL1, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
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
BRSP 2021-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. During the three months ended March 31, 2024, one loan held in BRSP 2021-F1 was partially repaid, totaling $6.0 million. The proceeds from the repayment were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At March 31, 2024, the Company had $725.6 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of March 31, 2024, the securitization reflects an advance rate of 82.1% at a weighted average cost of funds of Term SOFR plus 1.53% (before transaction costs), and is collateralized by a pool of 26 senior loan investments.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the three months ended March 31, 2024 and March 31, 2023. While the Company continues to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
Master Repurchase Facilities
As of March 31, 2024, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.0 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of March 31, 2024, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of March 31, 2024, the Company had $1.4 billion carrying value of CRE debt investments financed with $1.0 billion under the Master Repurchase Facilities. As of December 31, 2023, the Company had $1.5 billion carrying value of CRE debt investments financed with $1.2 billion under the Master Repurchase Facilities.
As of March 31, 2024 and December 31, 2023, the Company had one counterparty, Bank 1, with net exposure (collateral that exceeded amounts borrowed) totaling more than 10% of the Company’s total equity. As of March 31, 2024 and December 31, 2023, the Company’s net exposure to Bank 1 was $167.9 million and $188.3 million, respectively.
8. Related Party Arrangements
The Company had no related party transactions as of and for the three months ended March 31, 2024 and 2023.
9. Equity-Based Compensation
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
On May 5, 2022, the Company granted 1,456,366 shares of Class A common stock to certain of its employees, including executive officers. The remaining one-third increment of such share grant will vest on March 15, 2025. On March 6, 2023, the Company granted 1,391,217 shares of Class A common stock to certain of its employees, including executive officers. Remaining one-third increments of such share grant will vest on March 15, 2025 and March 15, 2026.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On May 6, 2022, the Company granted 62,190 shares of Class A common stock to the independent directors of the Company which vested on May 6, 2023. On May 17, 2023, the Company granted 93,285 shares of Class A common stock to the independent directors of the Company which vest on May 17, 2024.
On March 15, 2024, the Company granted 1,243,696 shares of Class A common stock to certain of its employees, including executive officers. The shares vest in one-third increments on March 15, 2025, March 15, 2026 and March 15, 2027.
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $2.2 million and $2.3 million within compensation and benefits in the consolidated statement of operations for the three months ended March 31, 2024 and 2023, respectively.
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
Performance Stock Units (“PSU”)—PSUs are granted to certain employees of the Company and are subject to both a service condition and a performance condition. Following the end of the measurement period for the PSUs, the recipients of PSUs may be eligible to vest in all or a portion of PSUs granted, and be issued a number of shares of the Company’s Class A common stock, ranging from 0% to 200% of the number of PSUs granted and eligible to vest, to be determined based upon the Company’s total shareholder return relative to certain peer group companies at the end of a three-year measurement period for the 2023 PSU grant (the “2023 Grant”) and the 2024 PSU grant (the “2024 Grant”). PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period.
Fair value of PSUs, including dividend equivalent rights, was determined using a Monte Carlo simulation, with the following assumptions.

2024 Grant
Expected volatility(1)	35.6%
Risk free rate(2)	4.3%
Expected dividend yield(3)	—
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the three months ended March 31, 2024 and 2023:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested shares at December 31, 2022	2,308,691	272,000	2,580,691	$8.47	$11.96
Granted	1,391,217	384,378	1,775,595	6.90	9.69
Vested	(888,834)	(136,000)	(1,024,834)	8.46	11.96
Forfeited	—	(136,000)	(136,000)	—	11.96
Unvested shares at March 31, 2023	2,811,074	384,378	3,195,452	7.70	9.69

Unvested shares at December 31, 2023	2,787,807	384,378	3,172,185	$7.61	$9.69
Granted	1,243,696	534,056	1,777,752	6.71	7.82
Vested	(1,326,222)	—	(1,326,222)	7.92	—
Unvested shares at March 31, 2024	2,705,281	918,434	3,623,715	7.05	8.60
Fair value of equity awards that vested during the three months ended March 31, 2024 and March 31, 2023, determined based on their respective fair values at vesting date, was $9.1 million and $5.4 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At March 31, 2024, aggregate unrecognized compensation cost for all unvested equity awards was $22.2 million, which is expected to be recognized over a weighted-average period of 2.4 years. At March 31, 2023, aggregate unrecognized compensation cost for all unvested equity awards was $23.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.
10. Stockholders’ Equity
Authorized Capital
As of March 31, 2024, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of March 31, 2024 and December 31, 2023.
Dividends
During the three months ended March 31, 2024 and 2023, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 15, 2024	March 29, 2024	April 15, 2024	$0.20
March 16, 2023	March 31, 2023	April 17, 2023	$0.20

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Share Repurchases
In April 2024, the Company’s board of directors authorized a stock repurchase program (“Stock Repurchase Program”) under which the Company may repurchase up to $50.0 million of its outstanding Class A common stock until April 30, 2025. The Stock Repurchase Program replaces the prior repurchase program authorization which expired on April 30, 2024. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, in privately negotiated transactions or otherwise. The Company has a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b-18 under the Exchange Act. The Stock Repurchase Program will be utilized at management’s discretion and in accordance with the requirements of the SEC. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements and other conditions.
The Company did not repurchase any shares of its Class A common stock during the three months ended March 31, 2024. As of March 31, 2024, there was $50.0 million remaining available to make repurchases under the prior stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2023	$18,603	$(21,159)	$(2,556)
Other comprehensive loss	—	(3,594)	(3,594)
AOCI at March 31, 2024	$18,603	$(24,753)	$(6,150)

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2022	$18,603	$(19,279)	$(676)
Other comprehensive loss	—	(3,463)	(3,463)
AOCI at March 31, 2023	$18,603	$(22,742)	$(4,139)
11. Noncontrolling Interests
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities was de minimis for the three months ended March 31, 2024 and $0.1 million for the three months ended March 31, 2023.
12. Fair Value
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other assets - PE Investments	$—	$—	$2,251	$2,251	$—	$—	$2,251	$2,251
Other assets - derivative assets	—	77	—	77	—	164	—	164

The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
	Other assets - PE Investments	Other assets - PE Investments
Beginning balance	$2,251	$3,035
Distributions/paydowns	—	(245)
Ending balance	$2,251	$2,790
As of March 31, 2024 and December 31, 2023, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of March 31, 2024 and December 31, 2023, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of March 31, 2024 and December 31, 2023, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.

BRIGHTSPIRE CAPITAL, INC.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans held for investment, net(2)	$2,836,338	$2,687,349	$2,686,125	$2,937,386	$2,860,478	$2,861,358
Financial liabilities:(1)
Securitization bonds payable, net	$907,193	$906,510	$907,193	$913,927	$912,545	$913,927
Mortgage and other notes payable, net	640,770	639,194	577,859	651,871	650,293	627,680
Master repurchase facilities	1,031,516	1,031,516	1,031,516	1,152,723	1,152,723	1,152,723
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $139.5 million and $168.2 million as of March 31, 2024 and December 31, 2023, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2024. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of March 31, 2024, the Company believes the unpaid principal balance approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of March 31, 2024, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

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
The following tables summarize assets carried at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Loans held for investment, net(1)	$—	$—	$22,135	$22,135
Total	$—	$—	$22,135	$22,135
________________________________________
(1)Refer to Note 3 “Loans Held for Investment, net” for further discussion.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Real estate, net	$—	$—	$22,831	$22,831
Assets held for sale(1)	—	—	19,600	19,600
Total	$—	$—	$42,431	$42,431
________________________________________
(1)Refer to Note 4 “Real Estate, net and Real Estate Held for Sale” for further discussion.
During the first quarter of 2024, the Company recorded $7.1 million of specific CECL reserves related to a Denver, Colorado multifamily senior loan. The specific CECL reserve was based on the proceeds the Company expects to receive from the borrower’s sale of the property, which is supported by an executed purchase and sale agreement.
During the first quarter of 2023, the Company recorded $29.9 million of specific CECL reserves related to one Washington, D.C. office senior loan. The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserve. The specific CECL reserves were based on the estimated fair value of the collateral using a discounted cash flow model and Level 3 inputs which included assuming a rent per square foot of $48, a capitalization rate ranging of 7.5% and a discount rate of 12.0%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. During the third quarter of 2023, the Company recorded $4.8 million of additional specific CECL reserves related to the Washington D.C. office senior loan. The estimated fair value of the collateral was determined by using a discounted cash flow model and Level 3 inputs which included assuming a rent per square foot ranging from $44 to $45, a capitalization rate of 7.5% and a discount rate of 12.0%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. During the fourth quarter of 2023, the Company acquired legal title through foreclosure. Refer to Note 4 “Real Estate, net and Real Estate Held for Sale.”
During the fourth quarter of 2023, the Company recorded $7.6 million of impairment related to one Long Island City, New York real estate asset. The impairment was due to a reduction in the estimated holding period of the property and increased capital expenditures. The estimated fair value of the collateral was determined by using a discounted cash flow model and Level 3 inputs, which included assuming a rent per square foot of $25, a capitalization rate of 6.5% and a discount rate of 11.0%. Refer to Note 4 “Real Estate, net and Real Estate Held for Sale” for further discussion.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
13. Derivatives
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
As of March 31, 2024 and December 31, 2023, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

	Non-Designated Hedges
	March 31, 2024	December 31, 2023
Derivative Assets
Foreign exchange contracts	$77	$164
Included in other assets	$77	$164
As of March 31, 2024, the Company’s counterparties do not hold any cash collateral.
The following table summarizes the Company’s FX forwards as of March 31, 2024 and December 31, 2023:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)	Range of Maturity Dates
		Non-Designated
March 31, 2024
FX Forward	NOK	2,898	May 2024

December 31, 2023
FX Forward	NOK	8,229	February 2024 - May 2024
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations for three months ended March 31, 2024 and 2023 and (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Other gain (loss), net
Non-designated foreign exchange contracts	$40	$651
Non-designated interest rate contracts	—	(1)
Total	$40	$650

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Net Amounts of Assets (Liabilities)
March 31, 2024
Derivative Assets
Foreign exchange contracts	$77	$77
Total	$77	$77

December 31, 2023
Derivative Assets
Foreign exchange contracts	$164	$164
Total	$164	$164
The Company did not offset any of its derivatives positions as of March 31, 2024 and December 31, 2023.
14. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2024, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $131.9 million for senior loans and $7.6 million for mezzanine loans. At December 31, 2023, total unfunded lending commitments for loans held for investment were $155.4 million for senior loans and $12.8 million for mezzanine loans.
Ground Lease Obligation
The Company’s operating leases include ground leases acquired with real estate.
At March 31, 2024 and December 31, 2023, the weighted average remaining lease term was 12.3 years and 14.3 years for ground leases, respectively.
The following table presents ground lease expense, included in property operating expense, for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense:
Minimum lease expense	$786	$777
Variable lease expense	—	—
	$786	$777

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.4%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of March 31, 2024 (dollars in thousands):

Remainder of 2024	$2,371
2025	3,184
2026	3,186
2027	2,868
2028	2,839
2029 and thereafter	14,159
Total lease payments	28,607
Less: Present value discount	8,324
Operating lease liability (Note 6)	$20,283
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Office Lease
At March 31, 2024 and December 31, 2023, the weighted average remaining lease term was 5.1 years and 5.3 years for office leases, respectively. The office leases are located in New York, New York and Los Angeles, California.
For the three months ended March 31, 2024 and 2023, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Corporate Offices
Operating lease expense:
Fixed lease expense	$321	$315
	$321	$315
The operating lease liability for the office leases was determined using a weighted average discount rate of 2.36%. As of March 31, 2024, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices
Remainder 2024	$972
2025	1,308
2026	1,323
2027	1,339
2028	1,155
2029 and thereafter	574
Total lease payments	6,671
Less: Present value discount	395
Operating lease liability (Note 6)	$6,276

For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of March 31, 2024, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
15. Segment Reporting
The Company presents its business as one portfolio through the following business segments:
•Senior, Mezzanine Loans and Preferred Equity—CRE debt investments including senior and mezzanine loans, and preferred equity interests as well as participations in such loans.
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
•Corporate and Other—includes corporate-level asset management and other fees including expenses related to the Company’s secured revolving credit facility (the “Bank Credit Facility”) and compensation and benefits. It also includes a sub-portfolio of private equity funds.
The Company primarily generates revenue from net interest income on the loan portfolio and rental and other income from its net leased and multi-tenant office assets. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.
The following tables present segment reporting for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended March 31, 2024
Interest income	$67,477	$17	$69	$67,563
Interest expense	(39,762)	(68)	(303)	(40,133)
Property and other income	155	25,060	2,989	28,204
Property operating expense	—	(8,645)	—	(8,645)
Transaction, investment and servicing expense	(382)	(54)	(186)	(622)
Interest expense on real estate	—	(6,782)	—	(6,782)
Depreciation and amortization	—	(10,353)	(37)	(10,390)
Increase of current expected credit loss reserve	(74,411)	—	—	(74,411)
Compensation and benefits	—	—	(8,771)	(8,771)
Operating expense	(4)	(24)	(3,171)	(3,199)
Other gain, net	—	331	—	331
Loss before equity in earnings of unconsolidated ventures and income taxes	(46,927)	(518)	(9,410)	(56,855)
Income tax expense	(11)	(241)	—	(252)
Net loss	$(46,938)	$(759)	$(9,410)	$(57,107)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended March 31, 2023
Interest income	$75,607	$7	$2	$75,616
Interest expense	(42,364)	(7)	(291)	(42,662)
Property and other income	—	22,551	3,056	25,607
Property operating expense	—	(5,852)	—	(5,852)
Transaction, investment and servicing expense	(501)	(24)	(310)	(835)
Interest expense on real estate	—	(5,509)	—	(5,509)
Depreciation and amortization	—	(7,938)	(58)	(7,996)
Increase of current expected credit loss reserve	(39,613)	—	—	(39,613)
Compensation and benefits	—	—	(8,805)	(8,805)
Operating expense	(4)	—	(3,469)	(3,473)
Other gain, net	—	655	—	655
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(6,875)	3,883	(9,875)	(12,867)
Equity in earnings of unconsolidated ventures	9,055	—	—	9,055
Income tax expense	(40)	(345)	(5)	(390)
Net income (loss)	$2,140	$3,538	$(9,880)	$(4,202)

The following table presents total assets by segment as of March 31, 2024 and December 31, 2023 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other(1)	Total
March 31, 2024	$2,808,978	$922,763	$214,805	$3,946,546
December 31, 2023	3,003,639	934,100	260,515	4,198,254
_________________________________________
(1)Includes PE Investments totaling $2.3 million as of March 31, 2024 and December 31, 2023, and cash, unallocated receivables and deferred costs and other assets, net.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Total income by geography:
United States	$90,965	$105,556
Europe	4,802	4,722
Total(1)	$95,767	$110,278

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2024	December 31, 2023
Long-lived assets by geography:
United States	$623,430	$629,663
Europe	220,591	237,293
Total(2)	$844,021	$866,956
_________________________________________
(1)Includes interest income, property and other income and equity in earnings of unconsolidated ventures.
(2)Long-lived assets are comprised of real estate and real estate-related intangible assets, and excludes financial instruments and assets held for sale.
16. Earnings Per Share
The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2024 and 2023, consist of the following (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net loss	$(57,107)	$(4,202)
Net loss attributable to noncontrolling interests:
Investment Entities	4	75
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(57,103)	$(4,127)

Numerator:
Net (income) loss allocated to participating securities (non-vested shares)	$—	$—
Net loss attributable to common stockholders	$(57,103)	$(4,127)

Denominator:
Weighted average shares outstanding - basic(1)	127,326	126,665
Weighted average shares outstanding - diluted(2)	127,326	126,665

Net loss per common share - basic	$(0.45)	$(0.03)
Net loss per common share - diluted	$(0.45)	$(0.03)
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,705,281 and 2,811,074 of restricted stock awards as of March 31, 2024 and March 31, 2023, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income (loss) per common share.
(2)The calculation of diluted earnings per share for the three months ended March 31, 2024 and March 31, 2023 excludes the effect of weighted average unvested non-participating restricted shares of 2,773,297 and 2,537,125, respectively, as the effect would be antidilutive.
17. Subsequent Events
Dividends
In April 2024, the Company paid a quarterly cash dividend of $0.20 per share of its Class A common stock for the quarter ended March 31, 2024, to stockholders of record on March 29, 2024.
Loan Origination
Subsequent to March 31, 2024, the Company originated one senior mortgage loan with a total commitment and initial funding of $9.2 million and a spread of SOFR plus 9.75%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as the information contained in our Form 10-K for the year ended December 31, 2023, which is accessible on the SEC’s website at www.sec.gov.
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
Our operating segments are Senior and Mezzanine Loans and Preferred Equity, Net Leased and Other Real Estate, all of which are included in our target assets, and Corporate and Other.
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
We believe that events in the financial markets from time to time, including the lingering impacts of the COVID-19 pandemic, have created and will continue to create dislocation between price and intrinsic value in certain asset classes as well as a supply and demand imbalance of available credit to finance these assets. We believe that our in-depth understanding of CRE and real estate-related investments, in-house underwriting, asset management and resolution capabilities, provides an extensive platform to regularly evaluate our investments and determine primary, secondary or alternative disposition strategies. This includes intermediate servicing and negotiating, restructuring of non-performing investments, foreclosure considerations, management or development of owned real estate, in each case to reposition and achieve optimal value realization for us and our stockholders. Depending on the nature of the underlying investment, we may pursue repositioning strategies through judicious capital investment in order to extract maximum value from the investment or recognize unanticipated losses to reinvest resulting liquidity in higher-yielding performing investments.
Our Business Segments
We present our business as one portfolio through the following business segments:
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior loans, mezzanine loans, and preferred equity interests as well as participations in such loans.
•Net Leased and Other Real Estate—direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of two investments with direct ownership in commercial real estate, with an emphasis on properties with stable cash flow, and five additional properties that we acquired through foreclosure or deed-in-lieu of foreclosure.
•Corporate and Other—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility (the “Bank Credit Facility”) and compensation and benefits. It also includes a sub-portfolio of private equity funds.
Significant Developments
During the three months ended March 31, 2024, and through April 30, 2024, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•As of the date of this report, we have approximately $323.0 million of liquidity, consisting of $158.0 million cash and cash equivalents on hand and $165.0 million available on our Bank Credit Facility;
•Declared and paid a first quarter dividend of $0.20 per share on April 15, 2024; and
•Extended the maturity on our Bank 2 Master Repurchase Facility to April 2027, inclusive of a one-year extension option.
Our Portfolio
•Generated GAAP net loss of $57.1 million, or $(0.45) per basic and diluted share, Distributable Earnings of $22.5 million, or $0.17 per share and Adjusted Distributable Earnings of $29.7 million or $0.23 per share for the three months ended March 31, 2024;
•For the three months ended March 31, 2024, we:
◦Received loan repayment proceeds of $114.3 million from four loans;
◦Recorded $7.1 million in specific current expected credit loss (“CECL”) reserves related to one senior loan collateralized by a multifamily property. The specific CECL reserve was based on the proceeds we expect to receive from the borrower’s sale of the property, which is supported by an executed purchase and sale agreement;
◦Recorded a net increase in our general CECL reserves of $67.3 million. At March 31, 2024, our general CECL reserve for our outstanding loans and future loan funding commitments is $143.7 million, which is 4.88% of the aggregate commitment amount of our loan portfolio, excluding loans that were evaluated for specific CECL reserves;
◦Placed one mezzanine loan on nonaccrual status and as a result are no longer recording paid-in-kind interest;
◦Extended 15 loans eligible for certain maturity events, which represent $572.9 million of unpaid principal balance at March 31, 2024; and

•Subsequent to March 31, 2024, we:
◦Placed one mezzanine loan with a carrying value of $8.9 million on nonaccrual status and as a result are no longer recording paid-in-kind interest; and
◦Originated one senior loan with a total commitment and initial funding of $9.2 million and a spread of SOFR plus 9.75%.
Trends Affecting Our Business
Global Markets
Although global markets showed signs of stabilization and inflationary pressure may be moderating due to increased interest rates through the end of 2023, CRE value uncertainties, aftershock of the COVID-19 pandemic and geopolitical unrest continue to contribute to market volatility. Generationally high interest rates have continued to negatively impact transaction activity in the real estate market and correspondingly the loan financing and refinancing opportunities. While the Federal Reserve is expected to begin lowering interest rates in 2024, current expectations have shifted to anticipating fewer interest rate cuts during the year than originally anticipated and that such interest rate cuts may not occur until later in the year than originally anticipated. To the extent certain of our borrowers are experiencing significant financial dislocation as a result of economic conditions, we have and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. The market for office properties was particularly negatively impacted by the COVID-19 pandemic and continues to experience headwinds driven by the normalization of work from home and hybrid work arrangements and elevated costs to operate or reconfigure office properties. These factors have largely resulted in lower demand for office space and driven rising vacancy rates. Given the uncertainty in the office market, there is risk of future valuation impairment or investment loss on our loans secured by office properties. Similarly, these trends may impact our ability to manage debt covenant tests, maturity dates and/or seek suitable refinancing opportunities on certain of our office property equity investments, which may adversely impact valuation assessments and cash flow generated by such investments.
While macroeconomic conditions continue to be challenged, we cannot predict whether they will in fact improve or even intensify. Due to the inherent uncertainty of these conditions, their impact on our business is difficult to predict and quantify.
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
Our Portfolio
As of March 31, 2024, our portfolio consisted of 101 investments representing approximately $3.7 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans consisted of 85 senior and mezzanine loans with a weighted average cash coupon of 3.6% and a weighted average all-in unlevered yield of 9.2%. Our net leased and other real estate consisted of approximately 7.0 million total square feet of space and total first quarter 2024 NOI of that portfolio was approximately $16.3 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of March 31, 2024, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	80	$2,743,925	$2,743,925	$790,550	$790,550
Mezzanine loans	5	86,510	86,510	86,510	86,510
Subtotal	85	2,830,435	2,830,435	877,060	877,060
Net leased real estate	8	560,219	560,219	123,580	123,580
Other real estate	7	299,634	286,542	110,167	109,693
Private equity interests	1	2,251	2,251	2,251	2,251
Total/Weighted average Our Portfolio	101	$3,692,539	$3,679,447	$1,113,058	$1,112,584
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of March 31, 2024.

(3)Net carrying value represents carrying value less any associated financing as of March 31, 2024.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of March 31, 2024.
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
At March 31, 2024, our weighted average risk ranking remained unchanged at 3.2 compared to December 31, 2023. During the first quarter of 2024, we had the following risk ranking activity for risk ranked 4 and 5 assets:
•Downgrades: one multifamily loan and one office loan were downgraded to a risk ranking of 4 from a risk ranking of 3.

Senior and Mezzanine Loans
The following tables provides a summary of our senior and mezzanine loans based on our internal risk rankings, collateral property type and geographic distribution as of March 31, 2024 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans	Mezzanine loans	Total	% of Total
3	73	$2,201,953	$86,510	$2,288,463	80.8%
4	11	519,837	—	519,837	18.4%
5	1	22,135	—	22,135	0.8%
	85	$2,743,925	$86,510	$2,830,435	100.0%

Weighted average risk ranking					3.2
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of March 31, 2024.

	Carrying value (at BRSP share)
Collateral property type	Count	Senior loans	Mezzanine loans	Total	% of Total
Multifamily	51	$1,475,973	$65,119	$1,541,092	54.4%
Office	25	837,875	8,941	846,816	29.9%
Hotel	3	208,008	12,450	220,458	7.8%
Other (Mixed-use)(1)	4	186,450	—	186,450	6.6%
Industrial	2	35,619	—	35,619	1.3%
Total	85	$2,743,925	$86,510	$2,830,435	100.0%
_________________________________________
(1)Other includes commercial and residential development assets.

	Carrying value (at BRSP share)
Region	Count	Senior loans	Mezzanine loans	Total	% of Total
US West	34	$1,160,551	$60,700	$1,221,251	43.1%
US Southwest	34	1,057,736	4,419	1,062,155	37.6%
US Northeast	9	310,488	21,391	331,879	11.7%
US Southeast	8	215,150	—	215,150	7.6%
Total	85	$2,743,925	$86,510	$2,830,435	100.0%

The following table provides asset level detail for our senior and mezzanine loans as of March 31, 2024 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Multifamily
Loan 1(6)	Senior	6/18/2019	Santa Clara, CA	$57,343	$57,443	Floating	5.5%	10.8%	6/18/2024	69%	4
Loan 2	Senior	5/17/2022	Las Vegas, NV	54,151	54,175	Floating	3.6%	9.4%	6/9/2027	74%	4
Loan 3	Senior	3/8/2022	Austin, TX	50,424	50,324	Floating	3.3%	8.6%	3/9/2027	75%	3
Loan 4	Senior	7/19/2021	Dallas, TX	50,333	50,200	Floating	3.4%	8.7%	8/9/2026	74%	3
Loan 5	Senior	5/26/2021	Las Vegas, NV	47,316	47,123	Floating	3.5%	9.2%	6/9/2026	70%	4
Loan 6	Senior	2/3/2021	Arlington, TX	45,864	45,472	Floating	3.7%	11.5%	2/9/2026	81%	4
Loan 7	Senior	3/1/2021	Richardson, TX	43,411	43,411	Floating	3.5%	8.8%	3/9/2026	75%	3
Loan 8	Senior	7/15/2021	Jersey City, NJ	43,060	43,000	Floating	3.1%	8.8%	8/9/2026	66%	3
Loan 9	Senior	3/31/2022	Louisville, KY	42,801	42,727	Floating	3.7%	9.6%	4/9/2027	72%	3
Loan 10	Senior	3/22/2021	Fort Worth, TX	42,342	42,245	Floating	3.6%	9.3%	4/9/2026	83%	3
Subtotal top 10 multifamily				$477,045	$476,120	17% of total loans

Loan 11	Senior	7/15/2021	Dallas, TX	$40,011	$40,011	Floating	3.2%	8.5%	8/9/2026	77%	3
Loan 12	Senior	12/7/2021	Denver, CO	39,598	39,598	Floating	3.3%	9.0%	12/9/2026	74%	3
Loan 13	Senior	3/31/2022	Long Beach, CA	39,151	39,162	Floating	3.4%	9.2%	4/9/2027	74%	3
Loan 14	Senior	7/12/2022	Irving, TX	37,897	37,946	Floating	3.6%	9.4%	8/9/2027	73%	3
Loan 15	Senior	12/21/2020	Austin, TX	36,850	36,850	Floating	3.2%	8.5%	1/9/2026	54%	3
Loan 16	Senior	1/18/2022	Dallas, TX	36,601	36,460	Floating	3.5%	8.8%	2/9/2027	75%	3
Loan 17	Senior	9/28/2021	Carrollton, TX	36,221	36,282	Floating	3.2%	8.9%	10/9/2025	73%	3
Loan 18	Senior	1/12/2022	Los Angeles, CA	36,048	36,159	Floating	3.4%	9.0%	2/9/2027	65%	3
Loan 19	Senior	7/29/2021	Phoenix, AZ	33,280	33,325	Floating	3.4%	9.0%	8/9/2026	74%	3
Loan 20(6)(7)	Mezzanine	12/9/2019	Milpitas, CA	32,643	32,643	n/a(7)	n/a(7)	n/a(7)	3/3/2026	58% -79%	3
Subtotal top 20 multifamily				$845,345	$844,556	30% of total loans

Loan 21	Senior	3/31/2021	Mesa, AZ	$31,509	$31,434	Floating	3.8%	9.6%	4/9/2026	83%	3
Loan 22	Senior	4/29/2021	Las Vegas, NV	30,139	30,079	Floating	3.2%	8.9%	5/9/2026	76%	3
Loan 23	Senior	4/15/2022	Mesa, AZ	30,055	30,160	Floating	3.4%	9.0%	5/9/2027	75%	3
Loan 24	Senior	7/13/2021	Plano, TX	29,178	29,142	Floating	3.2%	8.9%	2/9/2025	77%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Loan 25	Senior	2/17/2022	Long Beach, CA	29,103	29,121	Floating	3.4%	8.7%	3/9/2027	67%	3
Loan 26	Senior	8/31/2021	Glendale, AZ	28,592	28,639	Floating	3.3%	8.9%	9/9/2026	75%	3
Loan 27(6)	Mezzanine	2/8/2022	Las Vegas, NV	28,058	28,099	Fixed	7.0%	12.3%	2/8/2027	56%-79%	3
Loan 28	Senior	5/27/2021	Houston, TX	28,000	28,000	Floating	3.1%	8.4%	6/9/2026	67%	3
Loan 29	Senior	12/16/2021	Fort Mill, SC	27,366	27,366	Floating	3.3%	8.9%	1/9/2027	71%	3
Loan 30	Senior	12/21/2021	Phoenix, AZ	25,371	25,442	Floating	3.6%	9.3%	1/9/2027	75%	3
Loan 31	Senior	7/12/2022	Irving, TX	25,131	25,165	Floating	3.6%	9.4%	8/9/2027	72%	3
Loan 32	Senior	3/8/2022	Glendale, AZ	24,818	24,900	Floating	3.5%	9.1%	3/9/2027	73%	3
Loan 33	Senior	7/1/2021	Aurora, CO	23,975	24,002	Floating	3.2%	8.9%	7/9/2026	73%	3
Loan 34	Senior	3/31/2022	Phoenix, AZ	23,762	23,847	Floating	3.7%	9.3%	4/9/2027	75%	3
Loan 35	Senior	11/4/2021	Austin, TX	23,226	23,279	Floating	3.4%	9.0%	11/9/2026	71%	3
Loan 36(8)	Senior	5/19/2022	Denver, CO	22,135	29,263	n/a(8)	n/a(8)	n/a(8)	6/9/2027	73%	5
Loan 37	Senior	6/22/2021	Phoenix, AZ	22,111	22,136	Floating	3.3%	8.9%	7/9/2026	75%	3
Loan 38	Senior	7/13/2021	Oregon City, OR	21,997	21,969	Floating	3.4%	9.0%	8/9/2026	73%	3
Loan 39	Senior	1/12/2022	Austin, TX	20,187	20,187	Floating	3.4%	8.7%	2/9/2027	75%	3
Loan 40	Senior	9/22/2021	Denton, TX	19,775	19,761	Floating	3.3%	9.0%	10/9/2025	70%	3
Loan 41	Senior	8/6/2021	La Mesa, CA	19,752	19,752	Floating	3.0%	8.3%	8/9/2025	70%	3
Loan 42	Senior	12/21/2021	Gresham, OR	19,455	19,455	Floating	3.6%	8.9%	1/9/2027	74%	3
Loan 43	Senior	9/1/2021	Bellevue, WA	19,308	19,308	Floating	3.0%	8.3%	9/9/2025	64%	3
Loan 44	Senior	6/24/2021	Phoenix, AZ	19,236	19,236	Floating	3.5%	8.8%	7/9/2026	63%	4
Loan 45	Senior	5/5/2022	Charlotte, NC	18,500	18,500	Floating	3.5%	9.3%	5/9/2027	61%	3
Loan 46	Senior	7/14/2021	Salt Lake City, UT	18,338	18,315	Floating	3.4%	9.0%	8/9/2026	73%	3
Loan 47	Senior	4/29/2022	Tacoma, WA	18,097	18,110	Floating	3.3%	9.1%	5/9/2027	72%	3
Loan 48	Senior	6/25/2021	Phoenix, AZ	17,501	17,518	Floating	3.2%	8.9%	7/9/2026	75%	3
Loan 49	Senior	7/21/2021	Durham, NC	15,210	15,228	Floating	3.4%	9.0%	8/9/2026	58%	3
Loan 50	Senior	3/8/2022	Glendale, AZ	11,443	11,482	Floating	3.5%	9.1%	3/9/2027	73%	3
Loan 51	Mezzanine	7/30/2014	Various - TX	4,419	4,419	Fixed	9.5%	9.5%	8/11/2024	71%-83%	3
Total/Weighted average multifamily loans				$1,541,092	$1,547,870	54% of total loans	3.4%	8.9%	2.4 years		3.2

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Office
Loan 52	Senior	12/7/2018	Carlsbad, CA	$75,661	$75,551	Floating	3.9%	9.7%	12/9/2024	75%	3
Loan 53	Senior	1/19/2021	Phoenix, AZ	74,583	74,583	Floating	3.7%	9.0%	2/9/2026	70%	3
Loan 54	Senior	8/28/2018	San Jose, CA	74,071	74,071	Floating	2.6%	7.9%	8/28/2025	75%	3
Loan 55	Senior	2/13/2019	Baltimore, MD	57,927	57,927	Floating	3.6%	8.9%	2/9/2025	74%	3
Loan 56	Senior	5/23/2022	Plano, TX	40,542	40,494	Floating	4.3%	10.0%	6/9/2027	64%	3
Loan 57	Senior	11/23/2021	Tualatin, OR	40,499	40,190	Floating	1.5%	9.7%	12/9/2026	66%	4
Loan 58	Senior	4/27/2022	Plano, TX	40,209	40,131	Floating	4.1%	9.8%	5/9/2027	70%	3
Loan 59	Senior	9/28/2021	Reston, VA	38,165	38,165	Floating	4.1%	9.4%	10/9/2026	71%	4
Loan 60	Senior	11/17/2021	Dallas, TX	36,967	36,967	Floating	4.0%	9.3%	12/9/2025	61%	4
Loan 61	Senior	4/7/2022	San Jose, CA	33,896	33,906	Floating	4.2%	10.0%	4/9/2027	70%	3
Subtotal top 10 office loans				$512,520	$511,985	18% of total loans

Loan 62	Senior	4/30/2021	San Diego, CA	$33,133	$33,148	Floating	3.6%	9.3%	5/9/2026	55%	3
Loan 63	Senior	6/16/2017	Miami, FL	30,348	30,008	Floating	5.8%	11.1%	4/9/2024	73%	4
Loan 64	Senior	3/31/2022	Blue Bell, PA	28,554	28,555	Floating	4.2%	9.5%	4/9/2025	59%	3
Loan 65	Senior	10/21/2021	Blue Bell, PA	28,388	28,389	Floating	3.8%	9.1%	4/9/2025	78%	3
Loan 66	Senior	2/26/2019	Charlotte, NC	27,339	27,366	Floating	3.3%	8.7%	7/9/2025	51%	3
Loan 67	Senior	12/7/2021	Hillsboro, OR	25,953	25,953	Floating	4.0%	9.6%	12/9/2024	71%	3
Loan 68	Senior	7/30/2021	Denver, CO	23,893	23,929	Floating	4.4%	10.1%	8/9/2026	66%	3
Loan 69	Senior	9/16/2019	San Francisco, CA	23,543	23,543	Floating	3.3%	8.6%	10/9/2024	77%	3
Loan 70	Senior	8/27/2019	San Francisco, CA	22,389	22,389	Floating	2.9%	8.3%	9/9/2024	79%	3
Loan 71	Senior	10/29/2020	Denver, CO	19,937	19,937	Floating	3.7%	9.0%	11/9/2025	64%	3
Subtotal top 20 office loans				$775,997	$775,202	27% of total loans

Loan 72	Senior	10/13/2021	Burbank, CA	$16,599	$16,639	Floating	4.0%	9.7%	11/9/2026	57%	3
Loan 73	Senior	8/31/2021	Los Angeles, CA	15,888	15,888	Floating	4.1%	9.4%	9/9/2026	58%	3
Loan 74	Senior	11/16/2021	Charlotte, NC	15,422	15,466	Floating	4.5%	10.2%	12/9/2026	67%	3
Loan 75	Senior	11/10/2021	Richardson, TX	13,969	13,937	Floating	4.1%	9.8%	12/9/2026	71%	4
Loan 76(9)	Mezzanine	2/13/2023	Baltimore, MD	8,941	8,941	Fixed	n/a(9)	13.0%	2/7/2025	74% - 75%	3
Total/Weighted average office loans				$846,816	$846,073	30% of total loans	3.7%	9.4%	1.7 years		3.2

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Hotel
Loan 77	Senior	1/2/2018	San Jose, CA	$135,979	$135,979	Floating	4.8%	10.1%	11/9/2026	73%	4
Loan 78	Senior	6/25/2018	Englewood, CO	72,029	72,000	Floating	3.5%	9.1%	2/9/2025	62%	3
Loan 79(10)	Mezzanine	1/9/2017	New York, NY	12,450	12,330	Floating	11.0%	16.3%	2/9/2024	67% - 80%	3
Total/Weighted average hotel loans				$220,458	$220,309		4.7%	10.1%	1.9 years		3.6

Other (Mixed-use)
Loan 80	Senior	10/24/2019	Brooklyn, NY	$77,802	$77,802	Floating	4.2%	9.5%	11/9/2024	70%	3
Loan 81	Senior	1/13/2022	New York, NY	46,090	46,090	Floating	3.5%	8.8%	2/9/2027	67%	3
Loan 82	Senior	6/2/2021	South Pasadena, CA	33,893	33,808	Floating	5.0%	10.3%	6/9/2026	69%	3
Loan 83	Senior	5/3/2022	Brooklyn, NY	28,665	28,665	Floating	4.4%	10.2%	5/9/2027	68%	3
Total/Weighted average other (mixed-use) loans				$186,450	$186,365		4.2%	9.6%	1.8 years		3.0

Industrial
Loan 84	Senior	7/13/2022	Ontario, CA	$24,028	$24,131	Floating	3.3%	9.0%	8/9/2027	66%	3
Loan 85	Senior	3/21/2022	Commerce, CA	11,591	11,594	Floating	3.3%	8.6%	4/9/2027	71%	3
Total/Weighted average industrial loans				$35,619	$35,725		3.3%	8.8%	3.3 years		3.0

Total/Weighted average senior and mezzanine loans - Our Portfolio				$2,830,435	$2,836,342		3.6%	9.2%	2.1 years		3.2
_________________________________________
(1)Represents carrying values at our share as of March 31, 2024.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include Secured Overnight Financing Rate (“SOFR”), which was 5.33% as of March 31, 2024.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment-in-kind interest income and the accrual of origination and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of March 31, 2024 for weighted average calculations.
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
(5)On a quarterly basis, our senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of March 31, 2024.
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
(7)Loan 20 was placed on nonaccrual status in January 2024; as such, no income is being recognized.
(8)Loan 36 was placed on nonaccrual status in December 2023; as such, no income is being recognized.
(9)Loan 76 has a payment-in-kind provision and accrues interest at 13.0%. In April 2024, Loan 76 was placed on nonaccrual status. As such, no income will be recognized beginning in the second quarter of 2024.
(10)At March 31, 2024, Loan 79 is in maturity default. However, because the borrower has paid all interest payments due through March 31, 2024, the loan has not been placed on nonaccrual status.

At March 31, 2024, our general CECL reserve for our outstanding loans and future loan funding commitments is $143.7 million, which is 4.88% of the aggregate commitment amount of our loan portfolio, excluding loans that were evaluated for specific CECL reserves. This represents an increase of $67.3 million from $76.5 million or 2.46% of the aggregate commitment amount of our loan portfolio at December 31, 2023. This increase in our general CECL reserve was primarily driven by the macroeconomic conditions, as well as specific inputs on certain office and multifamily properties utilized in our general CECL model. During the first quarter of 2024, we recorded $7.1 million of specific CECL reserves related to one Denver, Colorado multifamily senior loan. The specific CECL reserve was based on the proceeds we expect to receive from the borrower’s sale of the property, which is supported by an executed purchase and sale agreement.
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
As of March 31, 2024, $846.8 million or 23.0% of our assets were invested in net leased and other real estate properties and these properties were 87.5% occupied. The following table presents our net leased and other real estate investments as of March 31, 2024 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the three months ended March 31, 2024(3)
Net leased real estate	8	$560,219	$12,536
Other real estate	7	286,542	3,783
Total/Weighted average net leased and other real estate	15	$846,761	$16,319
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of March 31, 2024; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of March 31, 2024:

	Collateral type	City, State	Number of properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)	Principal amount of debt(4)	Final debt maturity date
Net leased real estate
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	14.4	$200,000	Sep-33
Net lease 2	Office	Stavanger, Norway	1	1,290,926 RSF	100%	6.2	147,517	Jun-25
Net lease 3	Office	Aurora, CO	1	183,529 RSF	100%	3.7	29,237	Aug-26
Net lease 4	Office	Indianapolis, IN	1	338,000 RSF	100%	6.8	21,825	Oct-27
Net lease 5(5)	Retail	Various - U.S.	7	319,600 RSF	100%	3.7	28,185	Nov-26 & Mar-28
Net lease 6	Retail	Keene, NH	1	45,471 RSF	100%	4.8	6,746	Nov-26
Net lease 7	Retail	South Portland, ME	1	52,900 RSF	100%	7.8	—	—
Net lease 8	Retail	Fort Wayne, IN	1	50,000 RSF	100%	0.4	3,127	Nov-26
Total/Weighted average net leased real estate			15	5,067,769 RSF	100%	9.5	$436,637

Other real estate
Other real estate 1	Office	Creve Coeur, MO	7	847,604 RSF	86%	3.0	$95,716	Oct-24
Other real estate 2	Office	Warrendale, PA	5	496,414 RSF	85%	5.2	61,333	Jan-25
Other real estate 3(6)	Office	Long Island City, NY	1	128,195 RSF	9%	6.6	—	—
Other real estate 4(6)	Multifamily	Phoenix, AZ	1	236 Units	72%	n/a	—	—
Other real estate 5(6)	Office	Long Island City, NY	1	220,872 RSF	30%	4.9	—	—
Other real estate 6(7)	Office	Washington, D.C.	1	186,181 RSF	23%	0.9	—	—
Other real estate 7(6)	Office	Oakland, CA	1	90,693 RSF	44%	3.3	—	—
Total/Weighted average other real estate			17	n/a	63%	4.2	$157,049

Total net leased and other real estate			32
_________________________________________
(1)Rentable square feet based on carrying value at our share as of March 31, 2024.
(2)Represents the percent leased as of March 31, 2024. Weighted average calculation based on carrying value at our share as of March 31, 2024.
(3)Based on in-place leases (defined as occupied and paying leases) as of March 31, 2024, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of March 31, 2024.
(4)Represents principal amount of debt at our share as of March 31, 2024.
(5)Net lease 5 consists of two separate mortgage notes.
(6)Property was acquired through a deed-in-lieu of foreclosure.
(7)Property was acquired through foreclosure.

Results of Operations
The following table summarizes our portfolio results of operations for the three months ended March 31, 2024 and December 31, 2023 (dollars in thousands):

	Three Months Ended March 31,	Three Months Ended December 31,	Q1’24 vs Q4 ‘23
	2024	2023	Amount
Net interest income
Interest income	$67,563	$73,118	$(5,555)
Interest expense	(40,133)	(42,905)	2,772
Net interest income	27,430	30,213	(2,783)

Property and other income
Property operating income	25,105	24,877	228
Other income	3,099	4,763	(1,664)
Total property and other income	28,204	29,640	(1,436)

Expenses
Property operating expense	8,645	7,953	692
Transaction, investment and servicing expense	622	533	89
Interest expense on real estate	6,782	6,793	(11)
Depreciation and amortization	10,390	8,716	1,674
Increase of current expected credit loss reserve	74,411	31,899	42,512
Impairment of operating real estate	—	7,590	(7,590)
Compensation and benefits	8,771	9,356	(585)
Operating expense	3,199	3,119	80
Total expenses	112,820	75,959	36,861

Other income
Other gain, net	331	3	328
Loss before equity in earnings of unconsolidated ventures and income taxes	(56,855)	(16,103)	(40,752)
Income tax expense	(252)	(213)	(39)
Net loss	$(57,107)	$(16,316)	$(40,791)

Comparison of Three Months Ended March 31, 2024 and December 31, 2023
Net Interest Income
Interest income
Interest income decreased by $5.6 million to $67.6 million for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023. The decrease was primarily due to $2.9 million from loan repayments and $1.4 million from one loan placed on nonaccrual status during the three months ended December 31, 2023 and one placed on nonaccrual status during the three months ended March 31, 2024.
Interest expense
Interest expense decreased by $2.8 million to $40.1 million for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023. The decrease was primarily due to $2.8 million from financing paydowns.
Property and other income
Property operating income
Property operating income increased by $0.2 million to $25.1 million for the three months ended March 31, 2024, as compared to the three months ended December 31, 2023. The increase was primarily due to $0.8 million from a multifamily property acquired via deed-in-lieu of foreclosure in December 2023 and $0.5 million from 2024 rent increases at one office property partially offset by $0.8 million in lower rental income from another office property.

Other income
Other income decreased by $1.7 million to $3.1 million for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023, primarily due to one-time income items recognized during the three months ended December 31, 2023.
Expenses
Property operating expense
Property operating expense increased by $0.7 million to $8.6 million for the three months ended March 31, 2024, as compared to the three months ended December 31, 2023. The increase was primarily due to $0.7 million from a multifamily property acquired via deed-in-lieu of foreclosure in December 2023.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $0.1 million to $0.6 million for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023, primarily due to increased franchise tax expense.
Interest expense on real estate
Interest expense on real estate decreased by a de minimis amount for the three months ended March 31, 2024, as compared to the three months ended December 31, 2023.
Depreciation and amortization
Depreciation and amortization expense increased by $1.7 million to $10.4 million for the three months ended March 31, 2024, as compared to the three months ended December 31, 2023. The increase was primarily due to a multifamily property acquired via deed-in-lieu of foreclosure in December 2023.
Increase of current expected credit loss reserve
We recorded total CECL reserves of $74.4 million during the three months ended March 31, 2024, which is comprised of $67.3 million of general reserves and $7.1 million of specific reserves related to one multifamily loan. The increase in our general CECL reserve was primarily driven by the macroeconomic conditions, as well as specific inputs on certain office and multifamily properties utilized in our general CECL model. The specific CECL reserve was based on the estimated proceeds we expect to receive from the borrower upon the borrower’s sale of the loan collateral. We recorded total CECL reserves of $31.9 million during the three months ended December 31, 2023, which is comprised of $21.4 million of general reserves and $10.4 million of specific reserves primarily related to one multifamily loan.
Impairment of operating real estate
We recorded impairment of $7.6 million on one office property following a reduction in the estimated holding period during the three months ended December 31, 2023.
Compensation and benefits
Compensation and benefits decreased by $0.6 million to $8.8 million for the three months ended March 31, 2024, as compared to the three months ended December 31, 2023, primarily due to lower stock compensation expense partially offset by higher payroll tax and benefit expense.
Operating expense
Operating expense increased by $0.1 million to $3.2 million for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023. The increase was primarily due to higher third-party costs incurred during the first quarter of 2024.
Other income
Other gain, net
Other gain, net increased by $0.3 million to $0.3 million for the three months ended March 31, 2024, as compared to the three months ended December 31, 2023, primarily due to foreign currency remeasurement.

Income tax expense
Income tax expense increased by a de minimis amount to $0.3 million for the three months ended March 31, 2024, as compared to the three months ended December 31, 2023.

The following table summarizes our portfolio results of operations for the three months ended March 31, 2024 and March 31, 2023 (dollars in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,	Q1’24 vs Q1’23
	2024	2023	Amount
Net interest income
Interest income	$67,563	$75,616	$(8,053)
Interest expense	(40,133)	(42,662)	2,529
Net interest income	27,430	32,954	(5,524)

Property and other income
Property operating income	25,105	22,551	2,554
Other income	3,099	3,056	43
Total property and other income	28,204	25,607	2,597

Expenses
Property operating expense	8,645	5,852	2,793
Transaction, investment and servicing expense	622	835	(213)
Interest expense on real estate	6,782	5,509	1,273
Depreciation and amortization	10,390	7,996	2,394
Increase of CECL reserve	74,411	39,613	34,798
Compensation and benefits	8,771	8,805	(34)
Operating expense	3,199	3,473	(274)
Total expenses	112,820	72,083	40,737

Other income
Other gain, net	331	655	(324)
Loss before equity in earnings of unconsolidated ventures and income taxes	(56,855)	(12,867)	(43,988)
Equity in earnings of unconsolidated ventures	—	9,055	(9,055)
Income tax expense	(252)	(390)	138
Net loss	$(57,107)	$(4,202)	$(52,905)

Comparison of Three Months Ended March 31, 2024 and Three Months Ended March 31, 2023
Net Interest Income
Interest income
Interest income decreased by $8.1 million to $67.6 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was primarily due to $9.1 million from loan repayments, $3.3 million from defaulted loans where we acquired five properties through deeds-in-lieu and foreclosure and $2.0 million for loans placed on nonaccrual status. This was partially offset by $5.0 million from higher interest rates.
Interest expense
Interest expense decreased by $2.5 million to $40.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was driven by $5.4 million related to financing payoffs partially offset by an increase of $1.8 million from higher interest rates and $1.0 million from additional financing draws.

Property and other income
Property operating income
Property operating income increased by $2.6 million to $25.1 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily driven by $2.5 million from the acquisition of five properties during 2023 through deeds-in-lieu of foreclosure and foreclosure.
Other income
Other income increased by a de minimis amount to $3.1 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
Expenses
Property operating expense
Property operating expense increased by $2.8 million to $8.6 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily driven by the acquisition of five properties during 2023 through deeds-in-lieu of foreclosure and foreclosure.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.2 million to $0.6 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to costs associated with a secondary offering of shares of our Class A common stock in the first quarter of 2023.
Interest expense on real estate
Interest expense on real estate increased by $1.3 million to $6.8 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to amortization income recorded on above-market debt during the three months ended March 31, 2023.
Depreciation and amortization
Depreciation and amortization expense increased by $2.4 million to $10.4 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily driven by the acquisition of four properties during 2023 through deeds-in-lieu of foreclosure.
Increase of CECL reserve
We recorded total CECL reserves of $74.4 million during the three months ended March 31, 2024, which is comprised of $67.3 million of general reserves and $7.1 million of specific reserves related to one multifamily loan. The increase in our general CECL reserve was primarily driven by the macroeconomic conditions, as well as specific inputs on certain office and multifamily properties utilized in our general CECL model. The specific CECL reserve was based on the estimated proceeds we expect to receive from the borrower upon the borrower’s sale of the loan collateral. We recorded total CECL reserves of $39.6 million during the three months ended March 31, 2023, primarily driven by an increase of specific reserves related to two office loans and one development mezzanine loan.
Compensation and benefits
Compensation and benefits decreased by a de minimis amount to $8.8 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
Operating expense
Operating expense decreased by $0.3 million to $3.2 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This decrease was due to lower third party costs incurred during the first quarter of 2024.
Other income
Other gain, net
Other gain, net decreased by $0.3 million to $0.3 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This was primarily due to lower unrealized gains on foreign currency hedges.

Equity in earnings of unconsolidated ventures
We did not record equity in earnings of unconsolidated ventures during the three months ended March 31, 2024. During the three months ended March 31, 2023, we realized a one-time gain from our ratable share of dispute resolution proceeds of approximately $9.0 million from the senior mezzanine lender of the Development Mezzanine Loan in connection with our prior Los Angeles, California mixed-use project and retained B-participation investment. In connection with the settlement, effective January 26, 2023, we have no further interest in the loan or investment.
Income tax expense
Income tax expense decreased by $0.1 million to $0.3 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 primarily due to decrease in taxable income at our Stavanger, Norway office property.
Book Value Per Share
The following table calculates our GAAP book value per share and undepreciated book value per share ($ in thousands, except per share data):

	March 31, 2024	December 31, 2023
Stockholders’ Equity excluding noncontrolling interests in investment entities	$1,188,797	$1,277,335
Shares
Class A common stock	130,636	129,985
Total outstanding	130,636	129,985
GAAP book value per share	$9.10	$9.83
Accumulated depreciation and amortization per share	$1.57	$1.52
Undepreciated book value per share(1)	$10.67	$11.35
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
The following tables present a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders (dollars and share amounts in thousands, except per share data) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(57,103)	$(4,127)
Adjustments:
Non-cash equity compensation expense	2,170	2,295
Depreciation and amortization	10,531	6,556
Net unrealized loss (gain):
Other unrealized gain on investments	(151)	(550)
General CECL reserves	67,284	(15,394)
Adjustments related to noncontrolling interests	(189)	(258)
Distributable Earnings (Loss) attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$22,542	$(11,478)
Distributable Earnings (Loss) per share(1)	$0.17	$(0.09)

Adjustments:
Specific CECL reserves	$7,128	$55,007
Fair value adjustments	—	(9,055)
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders and noncontrolling interest of the Operating Partnership	$29,670	$34,474
Adjusted Distributable Earnings per share(1)	$0.23	$0.27
Weighted average number of shares of Class A common stock(1)	130,100	129,202
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares.
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
The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(57,103)	$(4,127)
Adjustments:

Net loss attributable to non-net leased and other real estate portfolios(1)	56,456	7,636
Net loss attributable to noncontrolling interests in investment entities	(4)	(75)
Amortization of above- and below-market lease intangibles	112	(139)
Interest income	(17)	—
Interest expense on real estate	6,782	5,509
Other income	(189)	—
Transaction, investment and servicing expense	122	35
Depreciation and amortization	10,353	7,938
Operating expense	24	1
Other gain on investments, net	(150)	(553)
Income tax expense	240	345
NOI attributable to noncontrolling interest in investment entities	(307)	(300)
Total NOI, at share	$16,319	$16,270
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $165.0 million secured revolving credit facility as of March 31, 2024, up to approximately $2.0 billion in secured revolving repurchase facilities, $907.2 million in non-recourse securitization financing, $606.3 million in commercial mortgages and $34.5 million in other asset-level financing structures.

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
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	March 31, 2024	December 31, 2023
Debt-to-equity ratio(1)	2.0x	1.9x
_________________________________________
(1)Represents (i) total consolidated outstanding secured debt less cash and cash equivalents of $221.5 million and $257.5 million at March 31, 2024 and December 31, 2023, respectively to (ii) total equity, in each case, at period end.
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
As of March 31, 2024, we were in compliance with all of our financial covenants under the Credit Agreement.
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
The following table presents a summary of our Master Repurchase and Bank Credit Facilities as of March 31, 2024 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$600,000	$392,534	3.0	SOFR + 2.19%
Bank 2	600,000	245,810	3.0	SOFR + 1.96%
Bank 3	400,000	237,985	3.2	SOFR + 1.74%
Bank 4	400,000	155,187	3.3	SOFR + 1.79%
Total Master Repurchase Facilities	2,000,000	1,031,516

Bank Credit Facility	165,000	—	2.8	SOFR + 2.25%

Total Facilities	$2,165,000	$1,031,516
_________________________________________
(1)All facilities utilize Term SOFR at March 31, 2024.

The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities and Bank Credit Facility (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
March 31, 2024	$1,092,119	$1,031,516	$1,121,264
December 31, 2023	1,179,953	1,152,723	1,205,475
September 30, 2023	1,212,217	1,207,182	1,208,898
June 30, 2023	1,254,714	1,217,251	1,281,899
March 31, 2023	1,778,135	1,292,176	1,320,246
The decrease in our end of period UPB from December 31, 2023 to March 31, 2024 was driven by financing paydowns during the period.
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
CLNC 2019-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the three months ended March 31, 2024, no loans held in CLNC 2019-FL1 were fully repaid and one loan was partially repaid totaling $0.7 million. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. As of March 31, 2024, we had $477.7 million of unpaid principal balance of CRE debt investments financed with CLNC 2019-FL1. As of March 31, 2024, the securitization reflects an advance rate of 65.2% at a weighted average cost of funds of Adjusted Term SOFR plus 2.17% (before transaction expenses) and is collateralized by a pool of 14 senior loan investments.
Additionally, CLNC 2019-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the quarter ended March 31, 2024. While we continue to closely monitor all loan investments contributed to CLNC 2019-FL1, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
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
BRSP 2021-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. During the three months ended March 31, 2024, no loans held in BRSP 2021-FL1 were fully repaid and one loan was partially repaid, totaling $6.0 million. The proceeds from the repayment were used to amortize the securitization bonds in accordance with the securitization priority of repayments. As of March 31, 2024, we had $725.6 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of March 31, 2024, the securitization reflects an advance rate of 82.1% at a weighted average cost of funds of Term SOFR plus 1.53% (before transaction costs), and is collateralized by a pool of 26 senior loan investments.
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the quarter ended March 31, 2024. We will continue to closely monitor all loan investments contributed to BRSP 2021-FL1, as a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of March 31, 2024. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,238	$413	$825	$—	$—
Secured debt(2)	1,831,300	1,238,755	299,313	50,306	242,926
Securitization bonds payable(3)	912,559	833,742	78,817	—	—
Ground lease obligations(4)	28,607	3,165	6,315	5,507	13,620
Office leases	6,671	1,296	2,638	2,303	434
	$2,780,375	$2,077,371	$387,908	$58,116	$256,980
Lending commitments(5)	139,452
Total	$2,919,827
_________________________________________
(1)Future interest payments were estimated based on the applicable index at March 31, 2024 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on the applicable index at March 31, 2024.
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
Share Repurchases
In April 2024, our board of directors authorized a stock repurchase program (“Stock Repurchase Program”) under which we may repurchase up to $50.0 million of our outstanding Class A common stock until April 30, 2025. The Stock Repurchase Program replaces the prior stock repurchase program authorization which expired on April 30, 2024. Under the Stock Repurchase Program, we may repurchase shares in open market purchases, in privately negotiated transactions or otherwise. We have a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b-18 under the “Exchange Act.” The Stock Repurchase Program will be utilized at our discretion and in accordance with the requirements of the SEC. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements and other conditions.
During the three months ended March 31, 2024, we did not make any share repurchases, and as of March 31, 2024, there was $50.0 million remaining available to make repurchases under the prior stock repurchase program.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2024	2023	Change
Operating activities	$24,577	$39,673	$(15,096)
Investing activities	79,426	69,622	9,804
Financing activities	(159,413)	(114,408)	(45,005)
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
Our operating activities provided net cash inflows of $24.6 million and $39.7 million for the three months ended March 31, 2024 and 2023, respectively. Net cash provided by operating activities decreased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to lower interest income.
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
Investing activities generated net cash inflows of $79.4 million for the three months ended March 31, 2024. Net cash provided by investing activities in 2024 resulted primarily from repayments on loans held for investment, net of $116.8 million partially offset by the change in escrow deposit activity of $19.8 million as well as the origination and fundings on our loans held for investment, net of $15.2 million.
Investing activities generated net cash inflows of $69.6 million for the three months ended March 31, 2023. Net cash provided by investing activities in 2023 resulted primarily from repayments on loans held for investment, net of $101.4 million partially offset by future advances on our loans held for investment, net of $16.4 million.
Financing Activities
We finance our investing activities largely through borrowings secured by our investments along with capital from third party investors. We also have the ability to raise capital in the public markets through issuances of common stock, as well as draw upon our corporate credit facility, to finance our investing and operating activities. Accordingly, we incur cash outlays for payments on third party debt and dividends to our common stockholders.
Financing activities used net cash of $159.4 million for the three months ended March 31, 2024, which resulted primarily from repayment of credit facilities of $133.1 million and distributions paid on common stock of $26.0 million.
Financing activities used net cash of $114.4 million for the three months ended March 31, 2023, which resulted primarily from repayment of credit facilities of $158.2 million, repayment of securitization bonds of $36.2 million and distributions paid on common stock of $26.0 million partially offset by borrowings from credit facilities of $110.3 million.
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
Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
We utilize a variety of financial instruments on some of our investments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, there is exposure to the risk that the counterparties may cease making markets and quoting prices in such instruments, which may inhibit the ability to enter into an offsetting transaction with respect to an open position. Our profitability may be adversely affected during any period as a result of changing interest rates.
As of March 31, 2024, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase or decrease interest income by $7.6 million annually, net of interest expense.
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
Credit risk
Investment in loans held for investment is subject to a high degree of credit risk through exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy and other factors beyond our control. All loans are subject to a certain probability of default. We manage credit risk through the underwriting process, acquiring investments at the appropriate discount to face value, if any, and establishing loss assumptions. We carefully monitor performance of all loans, including those held through joint venture investments, as well as the external factors that may affect their value.
We are also subject to the credit risk of the tenants in our properties, including business closures, occupancy levels, meeting rent or other expense obligations, lease concessions, and ESG standards and practices among other factors. We seek to undertake a rigorous credit evaluation of the tenants prior to acquiring properties. This analysis includes an extensive due diligence investigation of the tenants’ businesses, as well as an assessment of the strategic importance of the underlying real estate to the respective tenants’ core business operations. Where appropriate, we may seek to augment the tenants’ commitment to the properties by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities that are deemed credit worthy.
We continue to work closely with our borrowers and tenants to address any lingering impacts of the COVID-19 pandemic on their businesses.
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
There can be no assurance that the measures we take will be sufficient to address or mitigate the impact of credit risk on our future operating results, liquidity and financial condition.
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
The COVID-19 pandemic has had a direct and volatile impact on the global markets, including the commercial real estate equity and debt capital markets. The continued disruption caused by the COVID-19 pandemic has led to a negative impact on asset valuations and significant constraints on liquidity in the capital markets, which have led to restrictions on lending activity, downward pressure on covenant compliance and requirements to post margin or repayments under master repurchase financing arrangements. Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the three months ended March 31, 2024, and through April 30, 2024, we have not received any margin calls under our Master Repurchase Facilities.
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
At March 31, 2024, we had approximately NOK 594.8 million or a total of $54.8 million, in net investments in our European subsidiaries. A 1.0% change in the foreign currency rate would result in a $0.5 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiary.
A summary of the foreign exchange contracts in place at March 31, 2024, including notional amount and key terms, is included in Note 13, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximate the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may result in an obligation for payment to or from the counterparty to the hedging agreement. We are exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we select major international banks and financial institutions as counterparties and perform a quarterly review of the financial health and stability of our trading counterparties. Based on our review at March 31, 2024, we do not expect any counterparty to default on its obligations.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results. There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the three months ended March 31, 2024.
Purchases of Equity Securities by Issuer
The Company did not repurchase any of its Class A common stock during the three months ended March 31, 2024.
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
Fifth Amended and Restated Bylaws of BrightSpire Capital, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended March 31, 2023 filed on May 3, 2023)

10.1†
First Amendment to the BrightSpire Capital, Inc. 2022 Equity Incentive Plan, dated as of February 21, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)

10.2†
BrightSpire Capital, Inc. 2022 Equity Incentive Plan Amended and Restated Performance Restricted Stock Unit Agreement, dated as of February 21, 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)

10.3†
BrightSpire Capital, Inc. Amended Severance Policy, dated as of February 21, 2024 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)

10.4†
Second Amended Employment Agreement by and between Michael Mazzei and BrightSpire Capital US, LLC, dated as of February 16, 2024 (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)

10.5†
Form of Amended and Restated Executive Employment Letter, dated as of February 21, 2024 (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)

10.6*	Sixth Amendment to Master Repurchase Agreement, dated as of March 27, 2024, between BrightSpire Credit 7, LLC and Barclays Bank PLC
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Dated: May 1, 2024

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)