Form 10-Q
period 2024-06-30
BrightSpire Capital, Inc.
filed 2024-07-31
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of July 30, 2024, BrightSpire Capital, Inc. had 130,628,662 shares of Class A common stock, par value $0.01 per share, outstanding.

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
•our inability to refinance existing mortgage debt on our real estate portfolio;
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
The foregoing list of factors is not exhaustive, and many of these risks are heightened as a result of the numerous adverse impacts of the COVID-19 pandemic. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, “Risk Factors” in this Form 10-Q for the quarter ended June 30, 2024 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$203,306	$257,506
Restricted cash	85,424	104,583
Loans held for investment	2,754,341	2,936,506
Current expected credit loss reserve	(171,330)	(76,028)
Loans held for investment, net	2,583,011	2,860,478
Real estate, net	736,870	807,985
Receivables, net	40,890	41,451
Deferred leasing costs and intangible assets, net	50,479	58,971
Assets held for sale	26,967	19,600
Other assets	50,822	47,680
Total assets	$3,777,769	$4,198,254
Liabilities
Securitization bonds payable, net	$863,764	$912,545
Mortgage and other notes payable, net	640,057	650,293
Credit facilities	998,699	1,152,723
Accrued and other liabilities	77,068	85,501
Intangible liabilities, net	3,450	4,138
Escrow deposits payable	69,542	88,603
Dividends payable	26,126	25,985
Total liabilities	2,678,706	2,919,788
Commitments and contingencies (Note 14)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 130,628,662 and 129,985,107 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,306	1,300
Additional paid-in capital	2,866,030	2,864,883
Accumulated deficit	(1,763,524)	(1,586,292)
Accumulated other comprehensive loss	(5,053)	(2,556)
Total stockholders’ equity	1,098,759	1,277,335
Noncontrolling interests in investment entities	304	1,131
Total equity	1,099,063	1,278,466
Total liabilities and equity	$3,777,769	$4,198,254

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

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$7,741	$5,380
Restricted cash	9,635	7,023
Loans held for investment, net	1,097,335	1,170,034
Real estate, net	155,965	166,616
Receivables, net	11,981	11,731
Deferred leasing costs and intangible assets, net	8,042	7,753
Other assets	20,058	20,250
Total assets	$1,310,757	$1,388,787
Liabilities
Securitization bonds payable, net	$863,764	$912,545
Mortgage and other notes payable, net	168,687	170,412
Accrued and other liabilities	8,746	5,239
Intangible liabilities, net	2,813	3,460
Escrow deposits payable	2,260	927
Total liabilities	$1,046,270	$1,092,583

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net interest income
Interest income	$63,318	$74,339	$130,881	$149,955
Interest expense	(38,066)	(44,095)	(78,200)	(86,757)
Net interest income	25,252	30,244	52,681	63,198

Property and other income
Property operating income	25,178	21,727	50,283	44,278
Other income	2,921	3,248	6,020	6,304
Total property and other income	28,099	24,975	56,303	50,582

Expenses
Property operating expense	7,903	5,443	16,548	11,295
Transaction, investment and servicing expense	391	820	1,013	1,655
Interest expense on real estate	6,748	6,773	13,531	12,282
Depreciation and amortization	8,953	7,941	19,343	15,937
Increase of current expected credit loss reserve	39,901	28,966	114,312	68,579
Impairment of operating real estate	45,216	—	45,216	—
Compensation and benefits (including $3,150, $3,102, $5,320 and $5,398 of equity-based compensation expense, respectively)	9,578	9,368	18,349	18,173
Operating expense	3,008	3,273	6,207	6,746
Total expenses	121,698	62,584	234,519	134,667

Other income
Other gain (loss), net	(142)	177	189	832
Loss before equity in earnings of unconsolidated ventures and income taxes	(68,489)	(7,188)	(125,346)	(20,055)
Equity in earnings (loss) of unconsolidated ventures	—	—	—	9,055
Income tax expense	(194)	(310)	(446)	(700)
Net loss	(68,683)	(7,498)	(125,792)	(11,700)
Net loss attributable to noncontrolling interests:
Investment entities	823	12	827	87
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(67,860)	$(7,486)	$(124,965)	$(11,613)

Net loss per common share - basic (Note 16)	$(0.53)	$(0.06)	$(0.99)	$(0.09)
Net loss per common share - diluted (Note 16)	$(0.53)	$(0.06)	$(0.99)	$(0.09)

Weighted average shares of common stock outstanding - basic (Note 16)	127,986	127,173	127,656	126,920
Weighted average shares of common stock outstanding - diluted (Note 16)	127,986	127,173	127,656	126,920
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(68,683)	$(7,498)	$(125,792)	$(11,700)
Other comprehensive gain (loss)
Foreign currency translation gain (loss)	1,097	(1,606)	(2,497)	(5,069)
Total other comprehensive gain (loss)	1,097	(1,606)	(2,497)	(5,069)
Comprehensive loss	(67,586)	(9,104)	(128,289)	(16,769)
Comprehensive loss attributable to noncontrolling interests:
Investment entities	823	12	827	87
Comprehensive loss attributable to common stockholders	$(66,763)	$(9,092)	$(127,462)	$(16,682)

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

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2023	129,985	$1,300	$2,864,883	$(1,586,292)	$(2,556)	$1,277,335	$1,131	$1,278,466
Issuance and amortization of equity-based compensation	1,243	12	2,158	—	—	2,170	—	2,170
Other comprehensive loss	—	—	—	—	(3,594)	(3,594)	—	(3,594)
Dividends and distributions declared ($0.20 per share)	—	—	—	(26,036)	—	(26,036)	—	(26,036)
Shares canceled for tax withholding on vested stock awards	(592)	(6)	(3,969)	—	—	(3,975)	—	(3,975)
Net loss	—	—	—	(57,103)	—	(57,103)	(4)	(57,107)
Balance as of March 31, 2024	130,636	$1,306	$2,863,072	$(1,669,431)	$(6,150)	$1,188,797	$1,127	$1,189,924
Issuance and amortization of equity-based compensation	80	1	3,149	—	—	3,150	—	3,150
Share forfeitures	(52)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,097	1,097	—	1,097
Dividends and distributions declared ($0.20 per share)	—	—	—	(26,233)	—	(26,233)	—	(26,233)
Shares canceled for tax withholding on vested stock awards	(35)	(1)	(191)	—	—	(192)	—	(192)
Net loss	—	—	—	(67,860)	—	(67,860)	(823)	(68,683)
Balance as of June 30, 2024	130,629	$1,306	$2,866,030	$(1,763,524)	$(5,053)	$1,098,759	$304	$1,099,063

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(125,792)	$(11,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,343	15,937
Straight-line rental income	(1,618)	(834)
Amortization of above (below) market lease values, net	256	(340)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(3,774)	(5,755)
Amortization of deferred financing costs	4,455	5,979
Amortization of right-of-use lease assets and operating lease liabilities	108	66
Paid-in-kind interest added to loan principal, net of interest received	(943)	(3,346)
Increase of current expected credit loss reserve	114,312	68,579
Impairment of operating real estate	44,800	—
Amortization of equity-based compensation	5,320	5,398
Mortgage notes (above) below market value amortization	4	(1,381)
Deferred income tax (benefit) expense	(288)	36
Other gain, net	—	(753)
Changes in assets and liabilities:
Receivables, net	2,572	2,125
Deferred costs and other assets	(1,533)	(1,090)
Other liabilities	(9,795)	(10,168)
Net cash provided by operating activities	47,427	62,753
Cash flows from investing activities:
Acquisition, origination and funding of loans held for investment, net	(33,413)	(35,936)
Repayment on loans held for investment	200,974	249,482
Acquisition of and additions to real estate and related intangibles	(2,237)	(5,486)
Distributions in excess of cumulative earnings from unconsolidated ventures	—	245
Cash received related to foreclosure of loans held for investment	—	1,308
Change in escrow deposits payable	(19,061)	(11,737)
Net cash provided by investing activities	146,263	197,876
Cash flows from financing activities:
Distributions paid on common stock	(52,031)	(51,951)
Shares canceled for tax withholding on vested stock awards	(4,167)	(2,885)
Borrowings from mortgage notes	—	34,466
Repayment of mortgage notes	(2,847)	(30,907)
Borrowings from credit facilities	11,840	110,324
Repayment of credit facilities	(166,054)	(233,141)
Repayment of securitization bonds	(50,163)	(177,529)
Payment of deferred financing costs	(3,787)	(4,731)
Distributions to noncontrolling interests	—	(56)
Issuance of common stock	13	16
Net cash used in financing activities	(267,196)	(356,394)
Effect of exchange rates on cash, cash equivalents and restricted cash	147	(306)
Net decrease in cash, cash equivalents and restricted cash	(73,359)	(96,071)
Cash, cash equivalents and restricted cash - beginning of period	362,089	398,828
Cash, cash equivalents and restricted cash - end of period	$288,730	$302,757

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$257,506	$306,320
Restricted cash	104,583	92,508
Total cash, cash equivalents and restricted cash, beginning of period	$362,089	$398,828

End of the period
Cash and cash equivalents	$203,306	$218,170
Restricted cash	85,424	84,587
Total cash, cash equivalents and restricted cash, end of period	$288,730	$302,757

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Accrual of distribution payable	$26,126	$(26,000)
Assumption of accounts payable, accrued expenses and other liabilities related to real estate owned	—	(1,861)
Assumption of real estate	—	73,652

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
Trends Affecting the Business
Although global markets showed signs of stabilization and inflationary pressure may be moderating due to increased interest rates through the fourth quarter of 2023, CRE value uncertainties, aftershock of COVID-19 and geopolitical unrest continue to contribute to market volatility. Generationally high interest rates have continued to negatively impact transaction activity in the real estate market and correspondingly the loan financing and refinancing opportunities. While the Federal Reserve is expected to begin lowering interest rates in the second half of 2024, it is uncertain as to when and how many interest rate cuts will occur. To the extent certain of the Company’s borrowers are experiencing significant financial dislocation as a result of economic conditions, the Company has and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. The market for office properties was particularly negatively impacted by COVID-19 and continues to experience headwinds driven by the normalization of work from home and hybrid work arrangements and elevated costs to operate or reconfigure office properties. These factors have largely resulted in lower demand for office space and driven rising vacancy rates. Given the uncertainty in the office market, there is risk of future valuation impairment or investment loss on the Company’s loans secured by office properties. Similarly, these trends may impact the Company’s ability to manage debt covenant tests, maturity dates and/or seek suitable refinancing opportunities on certain of the Company’s office property equity investments, which may adversely impact valuation assessments and cash flow generated by such investments.
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
During the first quarter of 2024, the Company modified an Arlington, Texas multifamily loan agreement which resulted in a reconsideration event under ASC 810, Consolidation. As part of the terms of the modified loan agreement, the borrower was required to deposit into a Company controlled reserve account by June 2024, an amount sufficient to purchase an interest rate cap, reimburse the Company for any advances made under the loan and cover property level expenses and shortfalls up to $5.4 million. If the borrower did not fund such deposit by June 2024, the Company had discretion to fund such amounts on behalf of the borrower through a preferred equity investment in the parent of the borrower, in the amounts up to $6.0 million. If the Company elected to fund any amount, it may also elect to trigger control rights over the underlying collateral. The Company concluded that as a result of the loan modification, its investment in the Arlington, Texas multifamily loan is a VIE. In June 2024, the borrower did not fund the deposit into the controlled reserve account and through June 30, 2024, the Company has not funded any amount to the preferred equity investment. As of June 30, 2024, the Company is not the primary beneficiary of this VIE, as the Company does not have the ability to control the most significant activities of the Arlington, Texas multifamily loan’s economic performance nor the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE.
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
As of June 30, 2024 and December 31, 2023, the Company has identified certain consolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
Consolidated VIEs include the Investing VIEs (as defined and discussed below) and certain operating real estate properties that have noncontrolling interests. At June 30, 2024 and December 31, 2023, the noncontrolling interests in the operating real estate properties represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Investing VIEs
The Company’s previous investments in securitization financing entities (“Investing VIEs”) included subordinate first-loss tranches of securitization trusts, which represented interests in such VIEs. As of June 30, 2024 and December 31, 2023, the Company did not hold any tranches of any securitization trusts, with the exception of its securitization bonds payable, net. Refer to Note 7, “Debt” for further discussion.
Unconsolidated VIEs
As of June 30, 2024, the Company held an interest in an unconsolidated VIE relating to an Arlington, Texas multifamily loan agreement. The maximum exposure to loss is the unpaid principal balance of the senior loan, which was $47.0 million at June 30, 2024. As of December 31, 2023, the Company did not hold, and had no remaining obligations to, any unconsolidated VIEs.
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
(Unaudited)
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
At June 30, 2024 and December 31, 2023, the Company had no loans classified as held for sale.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
At June 30, 2024, the Company classified two properties as held for sale. At December 31, 2023, the Company classified one property as held for sale. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” and Note 12, “Fair Value” for further detail.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Derivative Instruments and Hedging Activities
The Company uses derivative instruments to manage its foreign currency risk and interest rate risk. The Company does not use derivative instruments for speculative or trading purposes. All derivative instruments are recorded at fair value and included in other assets or accrued and other liabilities on a gross basis on the Company’s consolidated balance sheet. The accounting for changes in fair value of derivatives depends upon whether or not the Company has elected to designate the derivative in a hedging relationship and the derivative qualifies for hedge accounting. Prior to June 30, 2024, the Company had economic hedges that were not designated for hedge accounting.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Equity-Based Compensation
Equity-classified stock awards granted to executive officers and non-employee directors are based on the closing price of the Class A common stock on the grant date and recognized on a straight-line basis over the requisite service period of the awards for restricted stock awards. For performance stock units (“PSUs”) the fair value is based on a Monte Carlo simulation as of the grant date and the expense is generally recognized on a straight-line basis over the measurement period, except when certain performance metrics are achieved. See Note 9, “Equity-Based Compensation” for further discussion.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax expense in the consolidated statements of operations.
For the three months ended June 30, 2024 and 2023, the Company recorded income tax expense of $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded income tax expense of $0.4 million and $0.7 million, respectively.
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
In measuring the general CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default. The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through June 2024 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
3. Loans Held for Investment, net
The following table provides a summary of the Company’s loans held for investment, net (dollars in thousands):

	June 30, 2024				December 31, 2023
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years(2)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years(2)
Variable rate
Senior loans	$1,505,058	$1,507,006	8.2%	2.3	$1,646,722	$1,645,780	9.0%	2.7
Securitized loans(3)	1,159,437	1,159,951	8.7%	1.4	1,210,000	1,209,994	8.9%	1.9
Mezzanine loans	12,330	12,450	16.3%	0.3	12,330	12,450	16.4%	0.3
	2,676,825	2,679,407			2,869,052	2,868,224
Fixed rate
Mezzanine loans	74,963	74,934	5.2%	1.8	68,334	68,282	10.9%	2.4
	74,963	74,934			68,334	68,282
Loans held for investment	2,751,788	2,754,341			2,937,386	2,936,506

CECL reserve	—	(171,330)			—	(76,028)
Loans held for investment, net	$2,751,788	$2,583,011	8.4%	1.9	$2,937,386	$2,860,478	9.0%	2.4
_________________________________________
(1)Calculated based on contractual interest rate. As of June 30, 2024, all variable rate loans utilize Term Secured Overnight Financing Rate (“Term SOFR”).
(2)Calculated using extended maturity date.
(3)Represents loans transferred into securitization trusts that are consolidated by the Company.

The Company had $14.4 million and $15.9 million of interest receivable related to its loans held for investment, net as of June 30, 2024 and December 31, 2023, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Activity relating to the Company’s loans held for investment, net was as follows (dollars in thousands):

	Carrying Value
	Six Months Ended June 30,
	2024	2023
Balance at January 1	$2,860,478	$3,468,742
Acquisitions/originations/additional funding	33,413	35,936
Loan maturities/principal repayments	(201,374)	(263,563)
Increase of CECL reserve(1)	(114,223)	(68,244)
Discount accretion/premium amortization	3,774	5,755
Capitalized interest, net of repayments	943	3,346
Charge-off of CECL reserve(2),(3)	18,919	67,763
Charge-off of loan held for investment(2)	(18,919)	—
Transfer to Real Estate, net and Real Estate Held for Sale(3)	—	(136,762)
Balance at June 30	$2,583,011	$3,112,973
_________________________________________
(1)Provision for loan losses excludes $0.1 million for the six months ended June 30, 2024 and $0.3 million for the six months ended June 30, 2023 as determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.
(2)During the second quarter of 2024, the Company charged off uncollectible amounts relating to one office senior loan for $12.8 million and $6.1 million relating to one multifamily senior loan.
(3)During the second quarter of 2023, the Company acquired legal title of two office properties through a deed-in-lieu of foreclosure. The CECL reserves related to these properties were charged off and the net amount is reflected as an addition to real estate, net. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.

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
During the fourth quarter of 2023, the Company amended a senior office loan with an outstanding principal balance of $39.4 million. The modification reduces the loan spread from 3.96% to 1.5%, and includes an exit fee upon repayment of the loan of 2.5% of the principal balance. The modification allows the sponsor to utilize tenant improvements and leasing commission funds for capital improvements such as rezoning the collateral for additional commercial uses, and exploring rezoning certain parcels for multifamily use. Additionally, the sponsor funded $0.3 million into a reserve to fund operating shortfalls.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Nonaccrual and Past Due Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table provides an aging summary of loans held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due(1) (2)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (3)	Total Loans
June 30, 2024	$2,712,746	$—	$—	$41,595	$2,754,341
December 31, 2023	2,936,506	—	—	—	2,936,506
_________________________________________
(1)At June 30, 2024, includes one hotel senior loan which was placed on nonaccrual status on June 9, 2024 with a carrying value of $136.0 million.
(2)At December 31, 2023, includes one multifamily senior loan which was placed on nonaccrual status on December 9, 2023 with a carrying value of $28.8 million. The loan was repaid in the second quarter of 2024.
(3)At June 30, 2024, includes the Development Mezzanine Loan which was placed on nonaccrual status on January 1, 2024 with a carrying value of $32.6 million and an office mezzanine loan which was placed on nonaccrual status on April 1, 2024 with a carrying value of $9.0 million.

Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves (dollars in thousands):

CECL reserve at December 31, 2023	$76,028
Increase in general CECL reserve(1)	67,058
Increase in specific CECL reserve(2)	7,128
CECL reserve at March 31, 2024	$150,214
Increase in general CECL reserve(1)	$28,244
Increase in specific CECL reserve(2) (3)	11,791
Charge-offs of CECL reserve(2) (3)	(18,919)
CECL reserve at June 30, 2024	$171,330

CECL reserve at December 31, 2022	$106,247
Decrease in general CECL reserve(1)	(15,418)
Increase in specific CECL reserve(4)	55,007
CECL reserve at March 31, 2023	$145,836
Increase in general CECL reserve(1)	$17,737
Increase in specific CECL reserve(5)	10,918
Charge-offs of CECL reserve(6)	(67,763)
CECL reserve at June 30, 2023	$106,728
_________________________________________
(1)Excludes CECL reserves related to unfunded commitments reported on the consolidated statement of operations for the three months ended: March 31, 2024: $0.2 million, June 30, 2024: $(0.1) million, March 31, 2023: a de minimis amount, June 30, 2023: $0.3 million.
(2)During the first quarter of 2024, the Company recorded specific CECL reserves of $7.1 million related to one multifamily senior loan. The specific CECL reserve was based on the proceeds the Company expects to receive from the borrower’s sale of the property, which is supported by an executed purchase and sale agreement. Following the repayment of the loan in the second quarter of 2024, the Company recognized a specific CECL reversal of $1.0 million after receiving higher than expected proceeds. The specific CECL reserve was charged-off in the second quarter of 2024 upon payoff.
(3)During the second quarter of 2024, the Company recorded specific CECL reserves of $12.8 million related to one office senior loan. The reserve was based on the proceeds expected to be received upon repayment, which occurred in the same quarter. The specific CECL reserve was then charged-off.
(4)During the first quarter of 2023, the Company recorded specific CECL reserves of $29.9 million related to one office senior loan, $14.5 million related to the Development Mezzanine Loan and $10.6 million related to one office senior loan.
(5)During the second quarter of 2023, the Company recorded specific CECL reserves of $10.9 million related to one office senior loan. The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserve. The estimated fair value of the collateral was determined by using a discounted cash flow model, which included inputs based on the location, type and nature of property, current and prospective leasing data and anticipated market conditions. In July 2023, this property was acquired through a deed-in-lieu of foreclosure.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(6)During the second quarter of 2023, the Company acquired legal title through a deed-in-lieu of foreclosure of two office properties. The CECL reserves related to these properties were charged off and the net amount is reflected as an addition to real estate, net. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
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
As of June 30, 2024, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the Development Mezzanine Loan, one hotel senior loan and one office mezzanine loan, as noted in “Nonaccrual and Past Due Loans” above. As of December 31, 2023, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the Denver, Colorado multifamily senior loan which was repaid in the second quarter of 2024, as noted in “Nonaccrual and Past Due Loans” above. For the six months ended June 30, 2024 and June 30, 2023, no debt investment contributed more than 10.0% of interest income.
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans held for investment by year of origination and credit quality risk ranking as of June 30, 2024 and December 31, 2023 (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies” for loan risk ranking definitions.
At June 30, 2024, the weighted average risk ranking for loans held for investment was 3.2.

	June 30, 2024
	Year of Origination
Risk Rankings	2024	2023	2022	2021	2020 and earlier	Total
Senior loans

3	$9,200	$—	$754,791	$933,089	$488,639	$2,185,719
4	—	—	—	287,817	57,442	345,259
5	—	—	—	—	135,979	135,979
Total Senior loans	9,200	—	754,791	1,220,906	682,060	2,666,957

Mezzanine loans

3	—	8,953	—	—	16,858	25,811
4	—	—	28,930	—	32,643	61,573
Total Mezzanine loans	—	8,953	28,930	—	49,501	87,384

Total Loans held for investment	$9,200	$8,953	$783,721	$1,220,906	$731,561	$2,754,341
Current period gross write-offs	$—	$—	$6,155	$—	$12,764	$18,919

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
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $127.3 million and $168.2 million at June 30, 2024 and December 31, 2023, respectively. Refer to Note 14, “Commitments and Contingencies” for further details. The Company recorded $0.5 million and $0.4 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at June 30, 2024 and December 31, 2023, respectively. See Note 2, “Summary of Significant Accounting Policies” for further details.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Land and improvements	$124,570	$127,003
Buildings, building leaseholds, and improvements	488,505	498,291
Tenant improvements	19,702	19,145
Subtotal	$632,777	$644,439
Less: Accumulated depreciation	(110,369)	(103,468)
Less: Impairment(1)	(32,609)	—
Net lease portfolio, net	$489,799	$540,971
The following table presents the Company’s portfolio of other real estate, net as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Land and improvements	$62,715	$68,433
Buildings, building leaseholds, and improvements	216,000	217,554
Tenant improvements	26,695	27,668
Furniture, fixtures and equipment	1,204	1,204
Construction-in-progress	3,790	3,142
Subtotal	$310,404	$318,001
Less: Accumulated depreciation	(47,848)	(43,397)
Less: Impairment(1)	(15,485)	(7,590)
Other portfolio, net	$247,071	$267,014
_________________________________________
(1)    See Note 12, “Fair Value,” for discussion of impairment of real estate.
At June 30, 2024, the Company held three foreclosed properties in other real estate, net with a combined carrying value of $91.1 million and two foreclosed properties as held for sale with a combined carrying value of $23.7 million. At December 31, 2023, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $100.4 million and one foreclosed property as held for sale with a carrying value of $19.6 million.
Depreciation Expense
Depreciation expense on real estate was $6.6 million and $6.0 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense on real estate was $13.5 million and $12.0 million for the six months ended June 30, 2024 and 2023, respectively.
Property Operating Income
For the three and six months ended June 30, 2024 and 2023 the components of property operating income were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease revenues
Minimum lease revenue	$22,494	$18,958	$44,686	$38,346
Variable lease revenue	2,828	2,569	5,853	5,592
Total property operating income(1)	$25,322	$21,527	$50,539	$43,938
_________________________________________
(1)Excludes net amortization expense related to above and below-market leases of $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively. Excludes net amortization income related to above and below-market leases of $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the six months ended June 30, 2024 and 2023 the Company had no single property with property operating income equal to or greater than 10.0% of total revenue of the Company.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of June 30, 2024 (dollars in thousands):

Remainder of 2024	$41,819
2025	77,737
2026	71,621
2027	67,480
2028	58,487
2029 and thereafter	301,680
Total	$618,824
The rental properties owned at June 30, 2024 are leased under noncancellable operating leases with current expirations ranging from 2024 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and six months ended June 30, 2024 was $0.8 million and $1.6 million, respectively. Ground rent expense for the three and six months ended June 30, 2023 was $0.8 million and $1.6 million, respectively.
Refer to Note 14, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of June 30, 2024.
Real Estate Acquisitions
In the year ended December 31, 2023, the Company acquired legal title to four office properties and one multifamily property. In accordance with ASC 805, the Company allocated the fair value of the assumed assets and liabilities on the respective acquisition dates. Following the acquisitions, three properties are included in real estate, net on the Company’s consolidated balance sheets. Two properties were classified as held for sale at June 30, 2024. One property was classified as held for sale at December 31, 2023. There were no real estate acquisitions in the six months ended June 30, 2024.

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

Impairment
During the fourth quarter of 2023, the Company recorded $7.6 million of impairment related to one office property. The impairment was due to a reduction in the estimated holding period of the property and increased capital expenditures. The estimated fair value of the collateral was determined by using a discounted cash flow model. Refer to Note 12, “Fair Value” for further discussion.
In connection with the review and preparations of its quarterly financials for the second quarter of 2024, the Company recorded $45.2 million of impairment related to three office properties. The impairment was due to a reduction in the current expected holding period of the properties. The estimated fair value of the collateral was determined by using a discounted cash flow model. Refer to Note 12, “Fair Value” for further discussion.
Real Estate Held for Sale
The following table summarizes the Company’s assets held for sale related to real estate (dollars in thousands):

	June 30, 2024	December 31, 2023
Assets
Real estate, net	$23,714	$19,600
Deferred leasing costs and intangible assets, net	3,253	—
Total assets held for sale	$26,967	$19,600
Upon acquisition of the Washington D.C. office property through foreclosure in November 2023, the Company classified it as held for sale. In April 2024, the Company entered into a purchase and sale agreement with a third-party purchaser. As part of the agreement, the purchaser has paid a nonrefundable deposit. The Company expects the sale to close during the third quarter of 2024, subject to satisfaction of the closing conditions.
The Company acquired one office property in Oakland, California through a deed-in-lieu of foreclosure in July 2023. In the three months ended June 30, 2024, the Company classified the office property as held for sale.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at June 30, 2024 and December 31, 2023 are as follows (dollars in thousands):

	June 30, 2024
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$79,647	$(44,837)	$34,810
Deferred leasing costs	32,527	(19,828)	12,699
Above-market lease values	11,647	(8,677)	2,970
	$123,821	$(73,342)	$50,479
Intangible Liabilities
Below-market lease values	$16,798	$(13,348)	$3,450

	December 31, 2023
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$82,604	$(41,509)	$41,095
Deferred leasing costs	31,004	(18,571)	12,433
Above-market lease values	13,617	(8,174)	5,443
	$127,225	$(68,254)	$58,971
Intangible Liabilities
Below-market lease values	$16,798	$(12,660)	$4,138

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Above-market lease values	$(466)	$(145)	$(940)	$(344)
Below-market lease values	323	345	684	684
Net increase (decrease) to property operating income	$(143)	$200	$(256)	$340

In-place lease values	$1,682	$1,249	$4,410	$2,533
Deferred leasing costs	685	673	1,379	1,337
Amortization expense	$2,367	$1,922	$5,789	$3,870

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of June 30, 2024 (dollars in thousands):

	Remainder of 2024	2025	2026	2027	2028	2029 and thereafter	Total
Above-market lease values	$(656)	$(1,153)	$(614)	$(134)	$(92)	$(321)	$(2,970)
Below-market lease values	645	1,289	1,081	81	81	273	3,450
Net increase (decrease) to property operating income	$(11)	$136	$467	$(53)	$(11)	$(48)	$480

In-place lease values	$2,665	$5,256	$3,786	$3,238	$3,100	$16,765	$34,810
Deferred leasing costs	1,308	2,375	1,858	1,685	1,502	3,971	12,699
Amortization expense	$3,973	$7,631	$5,644	$4,923	$4,602	$20,736	$47,509
6. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Restricted cash:
Borrower escrow deposits	$69,542	$88,603
Capital expenditure reserves	9,076	10,534
Real estate escrow reserves	4,327	2,198
Working capital and other reserves	1,846	2,396
Tenant lockboxes	634	852
Total	$85,424	$104,583
The following table presents a summary of other assets as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Other assets:
Right-of-use lease asset	$24,894	$22,094
Tax receivable and deferred tax assets	16,600	16,634
Deferred financing costs, net – credit facilities	4,582	3,807
Prepaid expenses and other	2,511	2,730
Investments in unconsolidated ventures at fair value	2,235	2,251
Derivative assets	—	164
Total	$50,822	$47,680

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of accrued and other liabilities as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Accrued and other liabilities:
Operating lease liability	$25,755	$22,926
Current and deferred tax liability	21,901	24,202
Accounts payable, accrued expenses and other liabilities	13,020	17,569
Interest payable	7,288	11,324
Prepaid rent and unearned revenue	6,979	7,219
Tenant security deposits	1,622	1,617
Unfunded CECL loan allowance	503	425
Other	—	219
Total	$77,068	$85,501
Investments in Unconsolidated Ventures at Fair Value
Private Funds
The Company elected to account for its indirect interests in real estate through real estate private equity funds (“PE Investments”), which interests ranged from 1.0% to 10.0% as of June 30, 2024 and December 31, 2023. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Debt
The following table presents debt as of June 30, 2024 and December 31, 2023 (dollars in thousands):

						June 30, 2024		December 31, 2023
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
CLNC 2019-FL1(3)		Non-recourse	Aug-35	SOFR(4) + 2.17%		$311,585	$311,585	$312,337	$312,305
BRSP 2021-FL1(3)		Non-recourse	Aug-38	SOFR(4) + 1.56%		552,179	552,179	601,590	600,240
Subtotal securitization bonds payable, net						863,764	863,764	913,927	912,545

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Sep-33	4.77%		200,000	198,919	200,000	198,871
Net lease 2(5)		Non-recourse	Jun-25	3.91%		149,792	150,224	157,216	157,819
Net lease 3		Non-recourse	Aug-26	4.08%		29,070	28,977	29,352	29,238
Net lease 4		Non-recourse	Oct-27	4.45%		21,675	21,675	21,976	21,976
Net lease 5(6)		Non-recourse	Nov-26	4.45%		16,875	16,697	17,082	16,869
Net lease 5(7)		Non-recourse	Mar-28	4.38%		11,140	10,703	11,271	10,833
Net lease 6		Non-recourse	Nov-26	4.45%		6,705	6,634	6,787	6,702
Net lease 8		Non-recourse	Nov-26	4.45%		3,108	3,075	3,146	3,107
Other real estate 1		Non-recourse	Oct-24	4.47%		100,254	100,254	101,260	101,260
Other real estate 2		Non-recourse	Jan-25	4.30%		68,515	68,433	69,315	69,152
Loan 1(8)		Non-recourse	Jun-26	SOFR + 4.25%		34,466	34,466	34,466	34,466
Subtotal mortgage and other notes payable, net						641,600	640,057	651,871	650,293

Bank credit facility
Bank credit facility	$165,000	Recourse	Jan-27 (9)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1	600,000	Limited Recourse(10)	Apr-27(11)	SOFR + 2.17%	(12)	374,531	374,531	490,261	490,261
Bank 2	600,000	Limited Recourse(10)	Apr-27(13)	SOFR + 1.96%	(12)	245,802	245,802	261,753	261,753
Bank 3	400,000	(14)	June-27(15)	SOFR + 1.74%	(12)	234,885	234,885	237,985	237,985
Bank 4	400,000	Limited Recourse(10)	July-27(16)	SOFR + 1.80%	(12)	143,481	143,481	162,724	162,724
Subtotal master repurchase facilities	$2,000,000					998,699	998,699	1,152,723	1,152,723

Subtotal credit facilities						998,699	998,699	1,152,723	1,152,723

Total						$2,504,063	$2,502,520	$2,718,521	$2,715,561
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
(5)As of June 30, 2024, the outstanding principal of the mortgage payable was NOK 1.6 billion, which translated to $149.8 million. In July 2024, the trustee placed the property into a cash flow sweep where excess cash flow is utilized to amortize the principal of the mortgage.
(6)Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.
(7)Represents a mortgage note collateralized by three properties.
(8)In June 2023, the Company completed a refinancing of Loan 1 which modified the interest rate to SOFR plus 4.25%. The current maturity of the note payable is June 2025, with a one-year extension available at the Company’s option, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
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
(12)Represents the weighted average spread as of June 30, 2024. The contractual interest rate depends upon asset type and characteristics and ranges from SOFR plus 1.50% to 2.75%.
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

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at June 30, 2024 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remaining 2024	$101,375	$—	$101,375	$—
2025	220,636	—	220,636	—
2026	89,091	—	89,091	—
2027	1,019,058	—	20,359	998,699
2028	10,139	—	10,139	—
2029 and thereafter	1,063,764	863,764	200,000	—
Total	$2,504,063	$863,764	$641,600	$998,699
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of June 30, 2024, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of June 30, 2024, the Company was in compliance with all of its financial covenants under the Credit Agreement.
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
As of June 30, 2024, the Company had $1.2 billion carrying value of CRE debt investments and other assets financed with $863.8 million of securitization bonds payable, net. As of December 31, 2023, the Company had $1.2 billion carrying value of CRE debt investments financed with $913.9 million of securitization bonds payable, net.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
CLNC 2019-FL1
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.4 million of investment grade notes. As of June 30, 2024, the securitization reflects an advance rate of 65.2% at a weighted average cost of funds of Adjusted Term SOFR plus 2.17% (before transaction expenses) and is collateralized by a pool of 14 senior loan investments.
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
CLNC 2019-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the six months ended June 30, 2024, one loan held in CLNC 2019-FL1 was partially repaid totaling $0.7 million. The proceeds from the repayment were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At June 30, 2024, the Company had $477.7 million of unpaid principal balance of CRE debt investments financed with CLNC 2019-FL1.
Additionally, CLNC 2019-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the six months ended June 30, 2024 and June 30, 2023. While the Company continues to closely monitor all loan investments contributed to CLNC 2019-FL1, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
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
BRSP 2021-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. During the six months ended June 30, 2024, one loan held in BRSP 2021-F1 was fully repaid, totaling $43.4 million, and two loans were partially repaid totaling $6.4 million. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At June 30, 2024, the Company had $682.2 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of June 30, 2024, the securitization reflects an advance rate of 80.9% at a weighted average cost of funds of Term SOFR plus 1.56% (before transaction costs), and is collateralized by a pool of 25 senior loan investments.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the six months ended June 30, 2024 and June 30, 2023. While the Company continues to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
Master Repurchase Facilities
As of June 30, 2024, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.0 billion to finance the origination of first mortgage loans and senior loan participations secured by CRE debt investments (“Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of June 30, 2024, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of June 30, 2024, the Company had $1.4 billion carrying value of CRE debt investments financed with $998.7 million under the Master Repurchase Facilities. As of December 31, 2023, the Company had $1.5 billion carrying value of CRE debt investments financed with $1.2 billion under the Master Repurchase Facilities.
As of June 30, 2024 and December 31, 2023, the Company had one counterparty, Bank 1, with net exposure (collateral that exceeded amounts borrowed) totaling more than 10% of the Company’s total equity. As of June 30, 2024 and December 31, 2023, the Company’s net exposure to Bank 1 was $163.1 million and $188.3 million, respectively.
8. Related Party Arrangements
The Company had no related party transactions as of and for the six months ended June 30, 2024 and 2023.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On May 6, 2022, the Company granted 62,190 shares of Class A common stock to the non-employee directors of the Company which vested on May 6, 2023. On May 17, 2023, the Company granted 93,285 shares of Class A common stock to the non-employee directors of the Company which vested on May 17, 2024. On May 17, 2024, the Company granted 79,495 shares of Class A common stock to the non-employee directors of the Company which vest on May 17, 2025.
On March 15, 2024, the Company granted 1,243,696 shares of Class A common stock to certain of its employees, including executive officers. The shares vest in one-third increments on March 15, 2025, March 15, 2026 and March 15, 2027.
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $3.2 million and $5.3 million within compensation and benefits in the consolidated statement of operations for the three and six months ended June 30, 2024, respectively. In connection with the share grants, the Company recognized share-based compensation expense of $3.1 million and $5.4 million within compensation and benefits in the consolidated statement of operations for the three and six months ended June 30, 2023, respectively.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
completion of the measurement period for the 2021 Grant, the Company issued 136,000 shares of Class A common stock to certain of its employees in March 2023.
The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the six months ended June 30, 2024 and 2023:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested shares at December 31, 2022	2,308,691	272,000	2,580,691	$8.47	$11.96
Granted	1,391,217	384,378	1,775,595	6.90	9.69
Vested	(888,834)	(136,000)	(1,024,834)	8.46	11.96
Forfeited	—	(136,000)	(136,000)	—	11.96
Unvested shares at March 31, 2023	2,811,074	384,378	3,195,452	7.70	9.69
Granted	93,285	—	93,285	5.36	—
Vested	(62,190)	—	(62,190)	8.04	—
Unvested shares at June 30, 2023	2,842,169	384,378	3,226,547	7.62	9.69

Unvested shares at December 31, 2023	2,787,807	384,378	3,172,185	$7.61	$9.69
Granted	1,243,696	534,056	1,777,752	6.71	7.82
Vested	(1,326,222)	—	(1,326,222)	7.92	—
Unvested shares at March 31, 2024	2,705,281	918,434	3,623,715	7.05	8.60
Granted	79,495	—	79,495	6.29	—
Vested	(186,012)	—	(186,012)	6.21	—
Forfeited	(51,755)	—	(51,755)	7.03	—
Unvested shares at June 30, 2024	2,547,009	918,434	3,465,443	7.08	8.60
Fair value of equity awards that vested during the six months ended June 30, 2024 and June 30, 2023, determined based on their respective fair values at vesting date, was $10.2 million and $5.7 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At June 30, 2024, aggregate unrecognized compensation cost for all unvested equity awards was $19.1 million, which is expected to be recognized over a weighted-average period of 2.1 years. At June 30, 2023, aggregate unrecognized compensation cost for all unvested equity awards was $21.1 million, which is expected to be recognized over a weighted-average period of 2.2 years.
10. Stockholders’ Equity
Authorized Capital
As of June 30, 2024, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of June 30, 2024 and December 31, 2023.
Dividends
During the six months ended June 30, 2024 and 2023, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 15, 2024	March 29, 2024	April 15, 2024	$0.20
June 17, 2024	June 28, 2024	July 15, 2024	$0.20
March 16, 2023	March 31, 2023	April 17, 2023	$0.20
June 16, 2023	June 30, 2023	July 14, 2023	$0.20

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Subsequent to June 30, 2024, the Company declared a dividend of $0.16 per share of its Class A common stock for the third quarter of 2024, which is payable on October 15, 2024, to stockholders of record as of September 30, 2024.
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
The Company did not repurchase any shares of its Class A common stock during the six months ended June 30, 2024. As of June 30, 2024, there was $50.0 million remaining available to make repurchases under the Stock Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2023	$18,603	$(21,159)	$(2,556)
Other comprehensive loss	—	(3,594)	(3,594)
AOCI at March 31, 2024	$18,603	$(24,753)	$(6,150)
Other comprehensive income	—	1,097	1,097
AOCI at June 30, 2024	$18,603	$(23,656)	$(5,053)

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2022	$18,603	$(19,279)	$(676)
Other comprehensive loss	—	(3,463)	(3,463)
AOCI at March 31, 2023	$18,603	$(22,742)	$(4,139)
Other comprehensive loss	—	(1,606)	(1,606)
AOCI at June 30, 2023	$18,603	$(24,348)	$(5,745)
11. Noncontrolling Interests
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities was $0.8 million and $0.8 million for the three and six months ended June 30, 2024, respectively. Net loss attributable to noncontrolling interests in the investment entities was de minimis and $0.1 million for the three and six months ended June 30, 2023, respectively.
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other assets - PE Investments	$—	$—	$2,235	$2,235	$—	$—	$2,251	$2,251
Other assets - derivative assets	—	—	—	—	—	164	—	164

The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
	Other assets - PE Investments
Beginning balance	$2,251	$3,035
Distributions/paydowns	(16)	(245)
Ending balance	$2,235	$2,790
As of June 30, 2024 and December 31, 2023, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of June 30, 2024 and December 31, 2023, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of June 30, 2024 and December 31, 2023, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans held for investment, net(2)	$2,751,788	$2,583,011	$2,580,458	$2,937,386	$2,860,478	$2,861,358
Financial liabilities:(1)
Securitization bonds payable, net	$863,764	$863,764	$863,764	$913,927	$912,545	$913,927
Mortgage and other notes payable, net	641,600	640,057	578,505	651,871	650,293	627,680
Master repurchase facilities	998,699	998,699	998,699	1,152,723	1,152,723	1,152,723
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $127.3 million and $168.2 million as of June 30, 2024 and December 31, 2023, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2024. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of June 30, 2024, the Company believes the unpaid principal balance approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Mortgage and Other Notes Payable, Net
For mortgage and other notes payable, net, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
end of the reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of June 30, 2024, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following tables summarize assets carried at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Real estate, net	$—	$—	$247,251	$247,251
Assets held for sale(1)	—	—	7,362	7,362
Total	$—	$—	$254,613	$254,613
________________________________________
(1)Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Real estate, net	$—	$—	$22,831	$22,831
Assets held for sale(1)	—	—	19,600	19,600
Total	$—	$—	$42,431	$42,431
________________________________________
(1)Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
During the second quarter of 2024, the Company recorded $45.2 million of impairment related to three office properties. The impairment was due to a reduction in the current expected holding period of the properties. The estimated fair value of the collateral was determined by using a discounted cash flow model and Level 3 inputs, which included capitalization rates ranging from 7.3% to 9.5% and a weighted average capitalization rate of 7.9% based on carrying value. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
During the second quarter of 2024, the Company recorded $12.8 million of specific CECL reserves related to an office senior loan. The specific CECL reserve was based on the net proceeds the Company received from the repayment of the loan, which occurred during the three months ended June 30, 2024. During the first quarter of 2024, the Company recorded $7.1 million of specific CECL reserves related to a multifamily senior loan. The specific CECL reserve was based on the proceeds the Company received from the borrower’s sale of the property, which is supported by an executed purchase and sale agreement. The multifamily senior loan was repaid during the three months ended June 30, 2024. Following the repayment of the loan, the Company recognized a specific CECL reversal of $1.0 million after receiving higher than expected proceeds.
During the first quarter of 2023, the Company recorded $29.9 million of specific CECL reserves related to one office senior loan. The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserve. The specific CECL reserves were based on the estimated fair value of the collateral using a discounted cash flow model and Level 3 inputs which included assuming a rent per square foot of $48, a capitalization rate ranging of 7.5% and a discount rate of 12.0%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. During the third quarter of 2023, the Company recorded $4.8 million of additional specific CECL reserves related to the office senior loan. The estimated fair value of the

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
collateral was determined by using a discounted cash flow model and Level 3 inputs which included assuming a rent per square foot ranging from $44 to $45, a capitalization rate of 7.5% and a discount rate of 12.0%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. During the fourth quarter of 2023, the Company acquired legal title through foreclosure. Refer to Note 4 “Real Estate, net and Real Estate Held for Sale.”
During the fourth quarter of 2023, the Company recorded $7.6 million of impairment related to one office property. The impairment was due to a reduction in the estimated holding period of the property and increased capital expenditures. The estimated fair value of the collateral was determined by using a discounted cash flow model and Level 3 inputs, which included assuming a rent per square foot of $25, a capitalization rate of 6.5% and a discount rate of 11.0%. Refer to Note 4 “Real Estate, net and Real Estate Held for Sale” for further discussion.
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
As of June 30, 2024, the Company no longer holds any derivative instruments.
As of December 31, 2023, fair value of derivative assets and derivative liabilities were as follows (dollars in thousands):

Non-Designated Hedges
December 31, 2023
Derivative Assets
Foreign exchange contracts	$164
Included in other assets	$164

The following table summarizes the Company’s FX forwards as of December 31, 2023:

Type of Derivatives	Notional Currency	Notional Amount (in thousands)	Range of Maturity Dates
		Non-Designated
December 31, 2023
FX Forward	NOK	8,229	February 2024 - May 2024
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 and (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other gain (loss), net
Non-designated foreign exchange contracts	$5	$281	$45	$932
Non-designated interest rate contracts	—	(1)	—	(2)
Total	$5	$280	$45	$930
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
has elected not to net derivative asset and liability positions, notwithstanding the conditions for right of offset may have been met. The Company presents derivative assets and liabilities with the same counterparty on a gross basis on the consolidated balance sheets.
As of June 30, 2024, the Company no longer holds any derivative positions.
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of December 31, 2023 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Net Amounts of Assets (Liabilities)
December 31, 2023
Derivative Assets
Foreign exchange contracts	$164	$164
Total	$164	$164
The Company did not offset any of its derivatives positions as of December 31, 2023.
14. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2024, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $119.7 million for senior loans and $7.6 million for mezzanine loans. At December 31, 2023, total unfunded lending commitments for loans held for investment were $155.4 million for senior loans and $12.8 million for mezzanine loans.
Ground Lease Obligation
The Company’s operating leases include ground leases acquired with real estate.
At June 30, 2024 and December 31, 2023, the weighted average remaining lease term was 12.2 years and 14.3 years for ground leases, respectively.
The following table presents ground lease expense, included in property operating expense, for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense:
Minimum lease expense	$790	$777	$1,576	$1,555
Variable lease expense	—	—	—	—
	$790	$777	$1,576	$1,555

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.4%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of June 30, 2024 (dollars in thousands):

Remainder of 2024	$1,581
2025	3,184
2026	3,186
2027	2,868
2028	2,839
2029 and thereafter	14,159
Total lease payments	27,817
Less: Present value discount	8,051
Operating lease liability (Note 6)	$19,766
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Office Lease
At June 30, 2024 and December 31, 2023, the weighted average remaining lease term was 4.8 years and 5.3 years for office leases, respectively. The office leases are located in New York, New York and Los Angeles, California.
For the three and six months ended June 30, 2024 and 2023, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Corporate Offices
Operating lease expense:
Fixed lease expense	$315	$315	$629	$629
	$315	$315	$629	$629
The operating lease liability for the office leases was determined using a weighted average discount rate of 2.4%. As of June 30, 2024, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices
Remainder 2024	$649
2025	1,308
2026	1,323
2027	1,339
2028	1,155
2029 and thereafter	574
Total lease payments	6,348
Less: Present value discount	359
Operating lease liability (Note 6)	$5,989

For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of June 30, 2024, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
15. Segment Reporting
The Company presents its business as one portfolio through the following business segments:
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior and mezzanine loans, and preferred equity interests as well as participations in such loans.
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
The following tables present segment reporting for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended June 30, 2024
Interest income	$63,239	$13	$66	$63,318
Interest expense	(37,695)	(68)	(303)	(38,066)
Property and other income	—	25,503	2,596	28,099
Property operating expense	—	(7,903)	—	(7,903)
Transaction, investment and servicing expense	(323)	(16)	(52)	(391)
Interest expense on real estate	—	(6,748)	—	(6,748)
Depreciation and amortization	—	(8,917)	(36)	(8,953)
Increase of current expected credit loss reserve	(39,901)	—	—	(39,901)
Impairment of operating real estate	—	(45,216)	—	(45,216)
Compensation and benefits	—	—	(9,578)	(9,578)
Operating expense	(5)	—	(3,003)	(3,008)
Other loss, net	—	(142)	—	(142)
Loss before equity in earnings of unconsolidated ventures and income taxes	$(14,685)	$(43,494)	$(10,310)	$(68,489)
Income tax expense	(31)	(163)	—	(194)
Net loss	$(14,716)	$(43,657)	$(10,310)	$(68,683)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended June 2023
Interest income	$74,337	$2	$—	$74,339
Interest expense	(43,791)	(304)	—	(44,095)
Property and other income	—	21,727	3,248	24,975
Property operating expense	—	(5,443)	—	(5,443)
Transaction, investment and servicing expense	(578)	(29)	(213)	(820)
Interest expense on real estate	—	(6,773)	—	(6,773)
Depreciation and amortization	—	(7,887)	(54)	(7,941)
Increase of current expected credit loss reserve	(28,966)	—	—	(28,966)
Compensation and benefits	—	—	(9,368)	(9,368)
Operating expense	(4)	—	(3,269)	(3,273)
Other gain, net	—	177	—	177
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	$998	$1,470	$(9,656)	$(7,188)
Income tax expense	(217)	(93)	—	(310)
Net income (loss)	$781	$1,377	$(9,656)	$(7,498)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Six Months Ended June 30, 2024
Interest income	$130,716	$30	$135	$130,881
Interest expense	(77,457)	(135)	(608)	(78,200)
Property and other income	156	50,563	5,584	56,303
Property operating expense	—	(16,548)	—	(16,548)
Transaction, investment and servicing expense	(704)	(70)	(239)	(1,013)
Interest expense on real estate	—	(13,531)	—	(13,531)
Depreciation and amortization	—	(19,270)	(73)	(19,343)
Increase of current expected credit loss reserve	(114,312)	—	—	(114,312)
Impairment of operating real estate	—	(45,216)	—	(45,216)
Compensation and benefits	—	—	(18,349)	(18,349)
Operating expense	(9)	(25)	(6,173)	(6,207)
Other gain, net	—	189	—	189
Loss before equity in earnings of unconsolidated ventures and income taxes	$(61,610)	$(44,013)	$(19,723)	$(125,346)
Income tax expense	(42)	(404)	—	(446)
Net loss	$(61,652)	$(44,417)	$(19,723)	$(125,792)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Six Months Ended June 30, 2023
Interest income	$149,945	$6	$4	$149,955
Interest expense	(86,156)	(6)	(595)	(86,757)
Property and other income	—	44,280	6,302	50,582
Property operating expense	—	(11,295)	—	(11,295)
Transaction, investment and servicing expense	(1,078)	(54)	(523)	(1,655)
Interest expense on real estate	—	(12,282)	—	(12,282)
Depreciation and amortization	—	(15,825)	(112)	(15,937)
Increase of current expected credit loss reserve	(68,579)	—	—	(68,579)
Compensation and benefits	—	—	(18,173)	(18,173)
Operating expense	(8)	—	(6,738)	(6,746)
Other gain, net	—	832	—	832
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	$(5,876)	$5,656	$(19,835)	$(20,055)
Equity in earnings of unconsolidated ventures	9,055	—	—	9,055
Income tax expense	(257)	(443)	—	(700)
Net income (loss)	$2,922	$5,213	$(19,835)	$(11,700)

Total Assets	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other(1)	Total
June 30, 2024	$2,707,386	$866,234	$204,149	$3,777,769
December 31, 2023	3,003,639	934,100	260,515	4,198,254
_________________________________________
(1)Includes PE Investments totaling $2.2 million and $2.3 million as of June 30, 2024 and December 31, 2023, respectively, and cash, unallocated receivables and deferred costs and other assets, net.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total income by geography:
United States	$86,954	$95,054	$177,919	$200,610
Europe	4,463	4,260	9,265	8,982
Total(1)	$91,417	$99,314	$187,184	$209,592

	June 30, 2024	December 31, 2023
Long-lived assets by geography:
United States	$597,993	$629,663
Europe	189,356	237,293
Total(2)	$787,349	$866,956
_________________________________________
(1)Includes interest income, property and other income and equity in earnings of unconsolidated ventures.
(2)Long-lived assets are comprised of real estate and real estate-related intangible assets, and excludes financial instruments and assets held for sale.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
16. Earnings Per Share
The Company’s net loss and weighted average shares outstanding for the three and six months ended June 30, 2024 and 2023, consist of the following (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(68,683)	$(7,498)	$(125,792)	$(11,700)
Net loss attributable to noncontrolling interests:
Investment Entities	823	12	827	87
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(67,860)	$(7,486)	$(124,965)	$(11,613)

Numerator:
Dividends allocated to participating securities (non-vested shares)	$(509)	$—	$(1,050)	$—
Net loss attributable to common stockholders	$(68,369)	$(7,486)	$(126,015)	$(11,613)

Denominator:
Weighted average shares outstanding - basic(1)	127,986	127,173	127,656	126,920
Weighted average shares outstanding - diluted(2)	127,986	127,173	127,656	126,920

Net loss per common share - basic	$(0.53)	$(0.06)	$(0.99)	$(0.09)
Net loss per common share - diluted	$(0.53)	$(0.06)	$(0.99)	$(0.09)
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,547,009 and 2,842,169 of restricted stock awards as of June 30, 2024 and June 30, 2023, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income (loss) per common share.
(2)The calculation of diluted earnings per share for the three and six months ended June 30, 2024 excludes the effect of weighted average unvested non-participating restricted shares of 2,679,084 and 2,733,024, respectively, as the effect would be antidilutive.
17. Subsequent Events
Dividends
In July 2024, the Company paid a quarterly cash dividend of $0.20 per share of its Class A common stock for the quarter ended June 30, 2024, to stockholders of record on June 28, 2024.
In July 2024, the Company declared a dividend of $0.16 per share of its Class A common stock for the third quarter of 2024, which is payable on October 15, 2024, to stockholders of record as of September 30, 2024.

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
Our operating segments are Senior and Mezzanine Loans and Preferred Equity and Net Leased and Other Real Estate, both of which are included in our target assets, and Corporate and Other.
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
We have gained enough visibility into liquidity whereby we have re-engaged with the market on loan originations. While it is still early in the process, we are actively reviewing opportunities. We recognize that continuing to resolve risk rated 4 and 5 loans and real estate owned properties is paramount and remains our priority.
Our Business Segments
We present our business as one portfolio through the following business segments:
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior and mezzanine loans, and preferred equity interests as well as participations in such loans.
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
Significant Developments
During the three months ended June 30, 2024, and through July 30, 2024, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•As of the date of this report, we have approximately $317.0 million of liquidity, consisting of $152.0 million cash and cash equivalents on hand and $165.0 million available on our Bank Credit Facility;
•Declared and paid a second quarter dividend of $0.20 per share on July 15, 2024; and
•On July 30, 2024, declared a dividend of $0.16 per share for the third quarter of 2024, which is payable on October 15, 2024, to stockholders of record as of September 30, 2024.
Our Portfolio
•Generated GAAP net loss of $67.9 million, or $(0.53) per basic and diluted share, Distributable Earnings of $17.0 million, or $0.13 per share and Adjusted Distributable Earnings of $28.8 million or $0.22 per share for the three months ended June 30, 2024;
•For the three months ended June 30, 2024, we:
◦Received loan repayment proceeds of $84.5 million from four loans;
◦Recorded our share of GAAP impairment of $44.3 million on three office properties and $128.3 million of non-GAAP impairment of real estate on nine properties. Refer to both “Our Portfolio - Net Leased and Other Real Estate” and “Non-GAAP Supplemental Financial Measures - Undepreciated Book Value Per Share” for further discussion;
◦Recorded a net increase in our general CECL reserves of $28.1 million. At June 30, 2024, our general CECL reserve for our outstanding loans and future loan funding commitments is $171.8 million, which is 5.97% of the aggregate commitment amount of our loan portfolio. We also resolved a senior multifamily loan, which was our only loan with a specific CECL reserve at March 31, 2024. We separately recorded a specific CECL reserve of $12.8 million on a senior office loan which was subsequently charged off during the quarter following repayment. As a result, we have no specific CECL reserve at June 30, 2024;
◦Placed the following on nonaccrual status:
▪One senior loan with a carrying value of $136.0 million; and
▪One mezzanine loan with a carrying value of $9.0 million. As a result, we are no longer recording paid-in-kind interest;
◦Extended 26 loans eligible for certain maturity events, which represent $824.1 million of unpaid principal balance at June 30, 2024; and
•Subsequent to June 30, 2024, we:
◦Received loan repayment proceeds of $38.3 million from two loans.
Trends Affecting Our Business
Global Markets
Although global markets showed signs of stabilization and inflationary pressure may be moderating due to increased interest rates through the end of 2023, CRE value uncertainties, aftershock of the COVID-19 pandemic and geopolitical unrest continue to contribute to market volatility. Generationally high interest rates have continued to negatively impact transaction activity in the real estate market and correspondingly the loan financing and refinancing opportunities. While the Federal Reserve is expected to begin lowering interest rates in the second half of 2024, it is uncertain as to when and how many interest rate cuts will occur. To the extent certain of our borrowers are experiencing significant financial dislocation as a result of economic conditions, we have and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. The market for office properties was particularly negatively impacted by the COVID-19 pandemic and continues to experience headwinds driven by the normalization of work from home and hybrid work arrangements and elevated costs to operate or reconfigure office properties. These factors have largely resulted in lower demand for office space and driven rising vacancy rates. Given the uncertainty in the office market, there is risk of future valuation impairment or investment loss on our loans secured by office properties. Similarly, these trends may impact our ability to manage debt covenant tests, maturity dates and/or seek suitable refinancing opportunities on certain of our office property equity investments, which may adversely impact valuation assessments and cash flow generated by such investments.
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
Changes in fair value of our assets
We consider and treat our assets as long-term investments. As a result, we do not expect that changes in market value will impact our operating results. However, at least on a quarterly basis, we assess both our ability and intent to hold such assets for the long-term. As part of this process, we monitor our assets for impairment. A change in our ability and/or intent to continue to hold any of our assets, which includes the inability to modify, extend or refinance existing mortgage debt on our real estate portfolio, may result in our recognizing an impairment charge or realizing losses upon the sale of such investments.
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

Our Portfolio
As of June 30, 2024, our portfolio consisted of 99 investments representing approximately $3.6 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans consisted of 83 senior and mezzanine loans with a weighted average cash coupon of 3.4% and a weighted average all-in unlevered yield of 8.6%. Our net leased and other real estate consisted of approximately 7.0 million total square feet of space and total second quarter 2024 NOI of that portfolio was approximately $17.1 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of June 30, 2024, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	78	$2,666,957	$2,666,957	$789,828	$789,828
Mezzanine loans	5	87,384	87,384	87,384	87,384
Subtotal	83	2,754,341	2,754,341	877,212	877,212
Net leased real estate	8	525,634	525,634	87,268	87,268
Other real estate	7	285,232	273,062	96,663	97,042
Private equity interests	1	2,235	2,235	2,235	2,235
Total/Weighted average Our Portfolio	99	$3,567,442	$3,555,272	$1,063,378	$1,063,757
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of June 30, 2024.
(3)Net carrying value represents carrying value less any associated financing as of June 30, 2024.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of June 30, 2024.
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
At June 30, 2024, our weighted average risk ranking remained unchanged at 3.2 compared to March 31, 2024. During the second quarter of 2024, we had the following risk ranking activity for risk ranked 4 and 5 assets:
•Repayments: one multifamily loan with a risk ranking of 5 and one office loan with a risk ranking of 4 were resolved;
•Upgrades: one multifamily loan was upgraded to a risk ranking of 3 from a risk ranking of 4;
•Downgrades: one hotel loan was downgraded to a risk ranking of 5 from a risk ranking of 4. Three multifamily loans were downgraded to a risk ranking of 4 from a risk ranking of 3.
Senior and Mezzanine Loans
The following tables provides a summary of our senior and mezzanine loans based on our internal risk rankings, collateral property type and geographic distribution as of June 30, 2024 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans	Mezzanine loans	Total	% of Total
3	71	$2,185,720	$25,811	$2,211,531	80.3%
4	11	345,258	61,573	406,831	14.8%
5	1	135,979	—	135,979	4.9%
	83	$2,666,957	$87,384	$2,754,341	100.0%

Weighted average risk ranking					3.2
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of June 30, 2024.

		Carrying value (at BRSP share)
Collateral property type	Count	Senior loans	Mezzanine loans	Total	% of Total
Multifamily	49	$1,415,344	$65,981	$1,481,325	53.8%
Office	24	812,266	8,953	821,219	29.8%
Hotel	3	208,054	12,450	220,504	8.0%
Other (Mixed-use)(1)	5	195,650	—	195,650	7.1%
Industrial	2	35,643	—	35,643	1.3%
Total	83	$2,666,957	$87,384	$2,754,341	100.0%
_________________________________________
(1)Other includes commercial and residential development assets.

		Carrying value (at BRSP share)
Region	Count	Senior loans	Mezzanine loans	Total	% of Total
US West	34	$1,151,732	$61,573	$1,213,305	44.0%
US Southwest	33	1,018,633	4,408	1,023,041	37.1%
US Northeast	9	310,649	21,403	332,052	12.1%
US Southeast	7	185,943	—	185,943	6.8%
Total	83	$2,666,957	$87,384	$2,754,341	100.0%

The following table provides asset level detail for our senior and mezzanine loans as of June 30, 2024 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Multifamily
Loan 1(6)	Senior	6/18/2019	Santa Clara, CA	$57,442	$57,443	Floating	5.5%	10.8%	2/19/2025	69%	4
Loan 2	Senior	5/17/2022	Las Vegas, NV	54,915	54,866	Floating	2.0%	8.9%	6/9/2027	74%	3
Loan 3	Senior	3/8/2022	Austin, TX	50,424	50,324	Floating	3.3%	8.6%	3/9/2027	75%	3
Loan 4	Senior	7/19/2021	Dallas, TX	50,333	50,200	Floating	3.4%	8.7%	8/9/2026	74%	3
Loan 5	Senior	2/3/2021	Arlington, TX	47,657	47,030	Floating	3.7%	11.5%	2/9/2026	81%	4
Loan 6	Senior	5/26/2021	Las Vegas, NV	47,364	47,123	Floating	3.5%	8.8%	6/9/2026	70%	4
Loan 7	Senior	3/31/2022	Louisville, KY	43,223	43,140	Floating	3.7%	9.0%	4/9/2027	72%	3
Loan 8	Senior	7/15/2021	Jersey City, NJ	43,096	43,000	Floating	3.1%	8.8%	8/9/2026	66%	3
Loan 9	Senior	3/22/2021	Fort Worth, TX	42,353	42,245	Floating	3.6%	8.9%	4/9/2026	83%	4
Loan 10	Senior	7/15/2021	Dallas, TX	40,110	40,110	Floating	3.2%	8.6%	8/9/2026	77%	3
Subtotal top 10 multifamily				$476,917	$475,481	17% of total loans

Loan 11	Senior	12/7/2021	Denver, CO	$39,598	$39,598	Floating	3.3%	9.0%	12/9/2026	74%	3
Loan 12	Senior	3/31/2022	Long Beach, CA	39,162	39,162	Floating	3.4%	8.7%	4/9/2027	80%	3
Loan 13	Senior	7/12/2022	Irving, TX	38,155	38,155	Floating	3.6%	9.4%	8/9/2027	75%	3
Loan 14	Senior	12/21/2020	Austin, TX	36,850	36,850	Floating	3.2%	8.6%	1/9/2026	54%	3
Loan 15	Senior	1/18/2022	Dallas, TX	36,601	36,460	Floating	3.5%	8.8%	2/9/2027	75%	3
Loan 16	Senior	9/28/2021	Carrollton, TX	36,251	36,282	Floating	3.2%	8.9%	10/9/2025	73%	3
Loan 17	Senior	1/12/2022	Los Angeles, CA	36,079	36,159	Floating	3.4%	9.0%	2/9/2027	76%	3
Loan 18	Senior	7/29/2021	Phoenix, AZ	33,307	33,325	Floating	3.4%	9.0%	8/9/2026	73%	3
Loan 19(6)(7)	Mezzanine	12/9/2019	Milpitas, CA	32,643	32,643	n/a(7)	n/a(7)	n/a(7)	3/3/2026	58% - 79%	4
Loan 20	Senior	3/31/2021	Mesa, AZ	31,518	31,434	Floating	3.8%	9.1%	4/9/2026	71%	3
Subtotal top 20 multifamily				$837,081	$835,549	30% of total loans

Loan 21	Senior	4/29/2021	Las Vegas, NV	$30,308	$30,307	Floating	3.2%	8.5%	5/9/2026	76%	3
Loan 22	Senior	4/15/2022	Mesa, AZ	30,081	30,160	Floating	3.4%	9.0%	5/9/2027	75%	3
Loan 23	Senior	2/17/2022	Long Beach, CA	29,573	29,590	Floating	3.4%	8.7%	3/9/2027	71%	3
Loan 24	Senior	7/13/2021	Plano, TX	29,201	29,142	Floating	3.2%	8.9%	2/9/2025	75%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Loan 25(6)	Mezzanine	2/8/2022	Las Vegas, NV	28,931	28,960	Fixed	7.0%	12.3%	2/8/2027	56% - 79%	4
Loan 26	Senior	8/31/2021	Glendale, AZ	28,616	28,639	Floating	3.3%	8.9%	9/9/2026	75%	3
Loan 27	Senior	5/27/2021	Houston, TX	27,600	27,600	Floating	3.1%	8.5%	6/9/2026	67%	3
Loan 28	Senior	12/16/2021	Fort Mill, SC	27,366	27,366	Floating	3.3%	8.9%	1/9/2027	71%	3
Loan 29	Senior	12/21/2021	Phoenix, AZ	25,393	25,442	Floating	3.6%	9.3%	1/9/2027	75%	3
Loan 30	Senior	7/12/2022	Irving, TX	25,247	25,247	Floating	3.6%	9.4%	8/9/2027	72%	3
Loan 31	Senior	3/8/2022	Glendale, AZ	24,984	25,046	Floating	3.5%	9.1%	3/9/2027	73%	3
Loan 32	Senior	7/1/2021	Aurora, CO	24,148	24,155	Floating	3.2%	8.9%	7/9/2026	73%	3
Loan 33	Senior	3/31/2022	Phoenix, AZ	23,782	23,847	Floating	3.7%	9.3%	4/9/2027	74%	3
Loan 34	Senior	11/4/2021	Austin, TX	23,246	23,279	Floating	3.4%	9.0%	11/9/2026	78%	3
Loan 35	Senior	6/22/2021	Phoenix, AZ	22,130	22,136	Floating	3.3%	8.9%	7/9/2026	71%	3
Loan 36	Senior	7/13/2021	Oregon City, OR	22,015	21,969	Floating	3.4%	9.0%	8/9/2026	73%	3
Loan 37	Senior	1/12/2022	Austin, TX	20,187	20,187	Floating	3.4%	8.7%	2/9/2027	76%	3
Loan 38	Senior	9/22/2021	Denton, TX	19,791	19,761	Floating	3.3%	9.0%	10/9/2025	61%	3
Loan 39	Senior	8/6/2021	La Mesa, CA	19,752	19,752	Floating	3.0%	8.3%	8/9/2025	72%	3
Loan 40	Senior	12/21/2021	Gresham, OR	19,455	19,455	Floating	3.6%	9.0%	1/9/2027	76%	3
Loan 41	Senior	9/1/2021	Bellevue, WA	19,308	19,308	Floating	3.0%	8.4%	9/9/2025	71%	3
Loan 42	Senior	6/24/2021	Phoenix, AZ	19,236	19,236	Floating	3.5%	8.8%	7/9/2026	63%	4
Loan 43	Senior	5/5/2022	Charlotte, NC	18,500	18,500	Floating	3.5%	8.8%	5/9/2027	70%	3
Loan 44	Senior	7/14/2021	Salt Lake City, UT	18,352	18,315	Floating	3.4%	9.0%	8/9/2026	73%	3
Loan 45	Senior	4/29/2022	Tacoma, WA	18,192	18,192	Floating	3.3%	8.6%	5/9/2027	64%	3
Loan 46	Senior	6/25/2021	Phoenix, AZ	17,586	17,590	Floating	3.2%	8.9%	7/9/2026	75%	3
Loan 47	Senior	7/21/2021	Durham, NC	15,221	15,228	Floating	3.4%	9.0%	8/9/2026	58%	3
Loan 48	Senior	3/8/2022	Glendale, AZ	11,635	11,664	Floating	3.5%	9.1%	3/9/2027	73%	3
Loan 49	Mezzanine	7/30/2014	Various - TX	4,408	4,408	Fixed	9.5%	9.5%	8/11/2024	71% - 83%	3
Total/Weighted average multifamily loans				$1,481,325	$1,480,030	54% of total loans	3.4%	8.9%	2.2 years		3.2

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Office
Loan 50	Senior	12/7/2018	Carlsbad, CA	$75,731	$75,521	Floating	3.9%	9.7%	12/9/2024	75%	3
Loan 51	Senior	1/19/2021	Phoenix, AZ	75,043	75,042	Floating	3.7%	9.0%	2/9/2026	70%	3
Loan 52	Senior	8/28/2018	San Jose, CA	74,071	74,071	Floating	2.6%	7.9%	8/28/2025	75%	3
Loan 53	Senior	2/13/2019	Baltimore, MD	57,927	57,927	Floating	3.6%	9.0%	2/9/2025	74%	3
Loan 54	Senior	5/23/2022	Plano, TX	40,795	40,720	Floating	4.3%	9.6%	6/9/2027	64%	3
Loan 55	Senior	11/23/2021	Tualatin, OR	40,757	40,190	Floating	1.5%	9.7%	12/9/2026	66%	4
Loan 56	Senior	4/27/2022	Plano, TX	40,272	40,194	Floating	4.1%	9.4%	5/9/2027	70%	3
Loan 57	Senior	9/28/2021	Reston, VA	38,552	38,377	Floating	2.1%	9.5%	10/9/2026	71%	4
Loan 58	Senior	11/17/2021	Dallas, TX	37,928	37,928	Floating	4.0%	9.3%	12/9/2025	61%	4
Loan 59	Senior	4/7/2022	San Jose, CA	33,906	33,906	Floating	4.2%	9.5%	4/9/2027	70%	3
Subtotal top 10 office loans				$514,982	$513,876	19% of total loans

Loan 60	Senior	4/30/2021	San Diego, CA	$33,374	$33,375	Floating	3.6%	9.0%	5/9/2026	55%	3
Loan 61	Senior	3/31/2022	Blue Bell, PA	28,680	28,680	Floating	4.2%	9.5%	4/9/2025	59%	3
Loan 62	Senior	10/21/2021	Blue Bell, PA	28,389	28,389	Floating	3.8%	9.1%	4/9/2025	78%	3
Loan 63	Senior	2/26/2019	Charlotte, NC	27,646	27,653	Floating	3.3%	8.7%	7/9/2025	51%	3
Loan 64	Senior	12/7/2021	Hillsboro, OR	26,691	26,691	Floating	4.0%	9.6%	12/9/2024	71%	3
Loan 65	Senior	7/30/2021	Denver, CO	24,059	24,074	Floating	4.4%	10.1%	8/9/2026	66%	3
Loan 66	Senior	9/16/2019	San Francisco, CA	24,001	24,001	Floating	3.3%	8.6%	10/9/2024	77%	3
Loan 67	Senior	8/27/2019	San Francisco, CA	22,600	22,600	Floating	2.9%	8.3%	9/9/2024	79%	3
Loan 68	Senior	10/29/2020	Denver, CO	19,937	19,937	Floating	3.7%	9.0%	11/9/2025	64%	3
Loan 69	Senior	10/13/2021	Burbank, CA	16,614	16,639	Floating	4.0%	9.7%	11/9/2026	51%	3
Subtotal top 20 office loans				$766,973	$765,915	28% of total loans

Loan 70	Senior	8/31/2021	Los Angeles, CA	$15,888	$15,888	Floating	4.6%	10.0%	9/9/2026	58%	3
Loan 71	Senior	11/16/2021	Charlotte, NC	15,436	15,466	Floating	4.5%	10.2%	12/9/2026	67%	3
Loan 72	Senior	11/10/2021	Richardson, TX	13,969	13,937	Floating	4.1%	9.8%	12/9/2026	71%	4
Loan 73(8)	Mezzanine	2/13/2023	Baltimore, MD	8,953	8,953	n/a(8)	n/a(8)	n/a(8)	2/7/2025	74% - 75%	3
Total/Weighted average office loans				$821,219	$820,159	30% of total loans	3.5%	9.1%	1.5		3.2

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Hotel
Loan 74(9)	Senior	1/2/2018	San Jose, CA	$135,979	$135,979	n/a(9)	n/a(9)	n/a(9)	11/9/2026	73%	5
Loan 75	Senior	6/25/2018	Englewood, CO	72,075	72,000	Floating	3.5%	9.1%	2/9/2025	68%	3
Loan 76	Mezzanine	1/9/2017	New York, NY	12,450	12,330	Floating	11.0%	16.3%	10/9/2024	67% - 80%	3
Total/Weighted average hotel loans				$220,504	$220,309		1.8%	3.9%	1.7 years		4.2

Other (Mixed-use)
Loan 77	Senior	10/24/2019	Brooklyn, NY	$77,802	$77,802	Floating	4.2%	9.5%	11/9/2024	79%	3
Loan 78	Senior	1/13/2022	New York, NY	46,090	46,090	Floating	3.5%	8.8%	2/9/2027	76%	3
Loan 79	Senior	6/2/2021	South Pasadena, CA	33,893	33,808	Floating	5.0%	10.4%	6/9/2026	71%	3
Loan 80	Senior	5/3/2022	Brooklyn, NY	28,665	28,665	Floating	4.4%	9.7%	5/9/2027	68%	3
Loan 81	Senior	4/3/2024	South Pasadena, CA	$9,200	$9,200	Floating	9.8%	15.1%	9/9/2024	84%	3
Total/Weighted average other (mixed-use) loans				$195,650	$195,565		4.4%	9.8%	1.5 years		3.0

Industrial
Loan 82	Senior	7/13/2022	Ontario, CA	$24,048	$24,131	Floating	3.3%	9.0%	8/9/2027	66%	3
Loan 83	Senior	3/21/2022	Commerce, CA	11,595	11,594	Floating	3.3%	8.6%	4/9/2027	60%	3
Total/Weighted average industrial loans				$35,643	$35,725		3.3%	8.8%	3.0 years		3.0

Total/Weighted average senior and mezzanine loans - Our Portfolio				$2,754,341	$2,751,788		3.4%	8.6%	1.9 years		3.2
_________________________________________
(1)Represents carrying values at our share as of June 30, 2024.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include Secured Overnight Financing Rate (“SOFR”), which was 5.34% as of June 30, 2024.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment-in-kind interest income and the accrual of origination and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of June 30, 2024 for weighted average calculations.
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
(5)On a quarterly basis, our senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of June 30, 2024.
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
(7)Loan 19 was placed on nonaccrual status in January 2024; as such, no income is being recognized.
(8)Loan 73 was placed on nonaccrual status in April 2024; as such, no income is being recognized.
(9)Loan 74 was placed on nonaccrual status in June 2024; as such, no income is being recognized.

At June 30, 2024, our general CECL reserve for our outstanding loans and future loan funding commitments is $171.8 million, which is 5.97% of the aggregate commitment amount of our loan portfolio. This represents an increase of $28.1 million from $143.7 million or 4.88% of the aggregate commitment amount of our loan portfolio at March 31, 2024. This increase in our general CECL reserve was primarily driven by specific inputs on certain office and multifamily properties utilized in our general CECL model. During the three months ended June 30, 2024 we resolved a senior multifamily loan, which was our only loan with a specific CECL reserve at March 31, 2024. We separately recorded a specific CECL reserve of $12.8 million on a senior office loan which was subsequently charged off during the quarter following repayment. As a result, we have no specific CECL reserve at June 30, 2024.
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
As of June 30, 2024, $798.7 million or 22.5% of our assets were invested in net leased and other real estate properties and these properties were 87.9% occupied. The following table presents our net leased and other real estate investments as of June 30, 2024 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the three months ended June 30, 2024(3)
Net leased real estate	8	$525,634	$12,305
Other real estate	7	273,062	4,783
Total/Weighted average net leased and other real estate	15	$798,696	$17,088
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of June 30, 2024; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of June 30, 2024:

	Collateral type	City, State	Number of properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)	Principal amount of debt(4)	Final debt maturity date
Net leased real estate
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	14.1	$200,000	Sep-33
Net lease 2(5)	Office	Stavanger, Norway	1	1,290,926 RSF	100%	5.9	149,792	Jun-25
Net lease 3	Office	Aurora, CO	1	183,529 RSF	100%	3.4	29,070	Aug-26
Net lease 4	Office	Indianapolis, IN	1	338,000 RSF	100%	6.5	21,675	Oct-27
Net lease 5(5)(6)	Retail	Various - U.S.	7	319,600 RSF	100%	3.5	28,015	Nov-26 & Mar-28
Net lease 6(5)	Retail	Keene, NH	1	45,471 RSF	100%	4.6	6,705	Nov-26
Net lease 7	Retail	South Portland, ME	1	52,900 RSF	100%	7.6	—	—
Net lease 8(5)	Retail	Fort Wayne, IN	1	50,000 RSF	100%	0.2	3,108	Nov-26
Total/Weighted average net leased real estate			15	5,067,769 RSF	100%	9.4	$438,365

Other real estate
Other real estate 1(5)	Office	Creve Coeur, MO	7	847,604 RSF	86%	3.4	$95,241	Oct-24
Other real estate 2(5)	Office	Warrendale, PA	5	496,414 RSF	85%	5.0	60,979	Jan-25
Other real estate 3(7)	Office	Long Island City, NY	1	128,195 RSF	9%	6.3	—	—
Other real estate 4(7)	Multifamily	Phoenix, AZ	1	236 Units	87%	n/a	—	—
Other real estate 5(7)	Office	Long Island City, NY	1	220,872 RSF	30%	4.6	—	—
Other real estate 6(8)	Office	Washington, D.C.	1	186,181 RSF	23%	0.8	—	—
Other real estate 7(5)(7)	Office	Oakland, CA	1	90,693 RSF	44%	2.8	—	—
Total/Weighted average other real estate			17	n/a	65%	4.2	$156,220

Total net leased and other real estate			32
_________________________________________
(1)Rentable square feet based on carrying value at our share as of June 30, 2024.
(2)Represents the percent leased as of June 30, 2024. Weighted average calculation based on carrying value at our share as of June 30, 2024.
(3)Based on in-place leases (defined as occupied and paying leases) as of June 30, 2024, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of June 30, 2024.
(4)Represents principal amount of debt at our share as of June 30, 2024.
(5)Represents a property where we recorded impairment during the three months ended June 30, 2024. For Net lease 5, three individual properties were impaired.
(6)Net lease 5 consists of two separate mortgage notes.
(7)Property was acquired through a deed-in-lieu of foreclosure.
(8)Property was acquired through foreclosure.

Results of Operations
The following table summarizes our portfolio results of operations for the three months ended June 30, 2024 and March 31, 2024, (dollars in thousands):

	Three Months Ended June 30,	Three Months Ended March 31,	Q2 ‘24 vs Q1 ‘24	Increase (Decrease)
	2024	2024	Amount	%
Net interest income
Interest income	$63,318	$67,563	$(4,245)	(6.3)%
Interest expense	(38,066)	(40,133)	2,067	(5.2)%
Net interest income	25,252	27,430	(2,178)	(7.9)%

Property and other income
Property operating income	25,178	25,105	73	0.3%
Other income	2,921	3,099	(178)	(5.7)%
Total property and other income	28,099	28,204	(105)	(0.4)%

Expenses
Property operating expense	7,903	8,645	(742)	(8.6)%
Transaction, investment and servicing expense	391	622	(231)	(37.1)%
Interest expense on real estate	6,748	6,782	(34)	(0.5)%
Depreciation and amortization	8,953	10,390	(1,437)	(13.8)%
Increase of current expected credit loss reserve	39,901	74,411	(34,510)	(46.4)%
Impairment of operating real estate	45,216	—	45,216	100.0%
Compensation and benefits	9,578	8,771	807	9.2%
Operating expense	3,008	3,199	(191)	(6.0)%
Total expenses	121,698	112,820	8,878	7.9%

Other income
Other gain (loss), net	(142)	331	(473)	(142.9)%
Loss before equity in earnings of unconsolidated ventures and income taxes	(68,489)	(56,855)	(11,634)	20.5%
Income tax expense	(194)	(252)	58	(23.0)%
Net loss	$(68,683)	$(57,107)	$(11,576)	20.3%

Comparison of Three Months Ended June 30, 2024 and March 31, 2024
Net Interest Income
Interest income
Interest income decreased by $4.2 million to $63.3 million for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024. The decrease was primarily due to $2.9 million from loan repayments and $1.4 million from two loans placed on nonaccrual status during the three months ended June 30, 2024.
Interest expense
Interest expense decreased by $2.1 million to $38.1 million for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024. The decrease was primarily due to $1.9 million from financing paydowns during the three months ended June 30, 2024.
Property and other income
Property operating income
Property operating income increased by $0.1 million to $25.2 million for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024. The increase was primarily due to an increase of $0.4 million in rental income from an office property partially offset by a reimbursement income adjustment of $0.3 million at another office property in the three months ended March 31, 2024.

Other income
Other income decreased by $0.2 million to $2.9 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024, primarily due to lower income on money market investments.
Expenses
Property operating expense
Property operating expense decreased by $0.7 million to $7.9 million for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024. The decrease was primarily due to lower snow removal expenses, utilities and property taxes at multiple office properties in the three months ended June 30, 2024.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.2 million to $0.4 million for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, primarily due to lower franchise tax expense.
Interest expense on real estate
Interest expense on real estate decreased by a de minimis amount for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024.
Depreciation and amortization
Depreciation and amortization expense decreased by $1.4 million to $9.0 million for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024. The decrease was primarily due to fully amortized intangible assets associated with a multifamily property.
Increase of current expected credit loss reserve
We recorded total CECL reserves of $39.9 million during the three months ended June 30, 2024, which is comprised of $28.1 million of general reserves and $11.8 million of specific reserves. The increase in our general CECL reserve was primarily driven by specific inputs on certain office and multifamily properties utilized in our general CECL model. The specific CECL reserve related to a senior office loan which was subsequently charged off during the quarter following repayment. We recorded total CECL reserves of $74.4 million during the three months ended March 31, 2024, which is comprised of $67.3 million of general reserves and $7.1 million of specific reserves related to one multifamily loan.
Impairment of operating real estate
We recorded impairment of $45.2 million on three office properties following a reduction in the current expected holding period during the three months ended June 30, 2024 in connection with the review and preparations of our quarterly financials. There was no impairment recorded during the three months ended March 31, 2024.
Compensation and benefits
Compensation and benefits increased by $0.8 million to $9.6 million for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, primarily due to higher stock compensation expense.
Operating expense
Operating expense decreased by $0.2 million to $3.0 million for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024. The decrease was primarily due to lower third-party costs incurred during the second quarter of 2024.
Other income
Other gain (loss), net
Other gain (loss), net decreased by $0.5 million to a loss of $0.1 million for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, primarily due to foreign currency remeasurement.
Income tax expense
Income tax expense decreased by a de minimis amount to $0.2 million for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024.

The following table summarizes our portfolio results of operations for the six months ended June 30, 2024 and June 30, 2023 (dollars in thousands):

	Six Months Ended June 30,	Six Months Ended June 30,	Q2 ‘24 vs Q2 ‘23	Increase (Decrease)
	2024	2023	Amount	%
Net interest income
Interest income	$130,881	$149,955	$(19,074)	(12.7)%
Interest expense	(78,200)	(86,757)	8,557	(9.9)%
Net interest income	52,681	63,198	(10,517)	(16.6)%

Property and other income
Property operating income	50,283	44,278	6,005	13.6%
Other income	6,020	6,304	(284)	(4.5)%
Total property and other income	56,303	50,582	5,721	11.3%

Expenses
Property operating expense	16,548	11,295	5,253	46.5%
Transaction, investment and servicing expense	1,013	1,655	(642)	(38.8)%
Interest expense on real estate	13,531	12,282	1,249	10.2%
Depreciation and amortization	19,343	15,937	3,406	21.4%
Increase of CECL reserve	114,312	68,579	45,733	66.7%
Impairment of operating real estate	45,216	—	45,216	100.0%
Compensation and benefits	18,349	18,173	176	1.0%
Operating expense	6,207	6,746	(539)	(8.0)%
Total expenses	234,519	134,667	99,852	74.1%

Other income
Other gain, net	189	832	(643)	(77.3)%
Loss before equity in earnings of unconsolidated ventures and income taxes	(125,346)	(20,055)	(105,291)	525.0%
Equity in earnings of unconsolidated ventures	—	9,055	(9,055)	100.0%
Income tax expense	(446)	(700)	254	(36.3)%
Net loss	$(125,792)	$(11,700)	$(114,092)	975.1%

Comparison of Six Months Ended June 30, 2024 and Six Months Ended June 30, 2023
Net Interest Income
Interest income
Interest income decreased by $19.1 million to $130.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was primarily due to $21.7 million from loan repayments, $4.7 million from defaulted loans where we acquired five properties through deeds-in-lieu and foreclosure and $2.3 million for loans placed on nonaccrual status. This was partially offset by $8.3 million from higher interest rates.
Interest expense
Interest expense decreased by $8.6 million to $78.2 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was primarily due to $11.3 million related to financing payoffs partially offset by an increase of $1.8 million from additional financing draws and $1.3 million from higher interest rates.

Property and other income
Property operating income
Property operating income increased by $6.0 million to $50.3 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily driven by $5.5 million from the acquisition of five properties during 2023 through deeds-in-lieu of foreclosure and foreclosure.
Other income
Other income decreased by $0.3 million to $6.0 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily driven by lower income on money market investments.
Expenses
Property operating expense
Property operating expense increased by $5.3 million to $16.5 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily driven by the acquisition of five properties during 2023 through deeds-in-lieu of foreclosure and foreclosure.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.6 million to $1.0 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily due to costs associated with a secondary offering of shares of our Class A common stock in the first quarter of 2023 partially offset by higher franchise tax expense.
Interest expense on real estate
Interest expense on real estate increased by $1.2 million to $13.5 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily due to amortization income recorded on above-market debt during the six months ended June 30, 2023.
Depreciation and amortization
Depreciation and amortization expense increased by $3.4 million to $19.3 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily driven by the acquisition of four properties during 2023 through deeds-in-lieu of foreclosure.
Increase of CECL reserve
We recorded total CECL reserves of $114.3 million during the six months ended June 30, 2024, which is comprised of $95.4 million of general reserves and $18.9 million of specific reserves. The increase in our general CECL reserve was primarily driven by the macroeconomic conditions, as well as specific inputs on certain office and multifamily properties utilized in our general CECL model. The specific CECL reserves related to one senior multifamily loan and one senior office loan that were both repaid in the second quarter of 2024. We recorded total CECL reserves of $68.6 million during the six months ended June 30, 2023, primarily driven by an increase of specific reserves related to three office loans and one development mezzanine loan.
Impairment of operating real estate
We recorded impairment of $45.2 million on three office properties following a reduction in the current expected holding period during the six months ended June 30, 2024 in connection with the review and preparations of our quarterly financials. There was no impairment recorded during the six months ended June 30, 2023.
Compensation and benefits
Compensation and benefits increased by $0.2 million to $18.3 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily driven by higher compensation expense.
Operating expense
Operating expense decreased by $0.5 million to $6.2 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to lower third party costs.

Other income
Other gain, net
Other gain, net decreased by $0.6 million to $0.2 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This was primarily due to lower unrealized gains on foreign currency hedges. As of June 30, 2024, we hold no foreign currency hedges.
Equity in earnings of unconsolidated ventures
We did not record equity in earnings of unconsolidated ventures during the six months ended June 30, 2024. During the six months ended June 30, 2023, we realized a one-time gain from our ratable share of dispute resolution proceeds of approximately $9.0 million from the senior mezzanine lender of the Development Mezzanine Loan in connection with our prior Los Angeles, California mixed-use project and retained B-participation investment. In connection with the settlement, effective January 26, 2023, we have no further interest in the loan or investment.
Income tax expense
Income tax expense decreased by $0.3 million to $0.4 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 primarily due to a decrease in taxable income.
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
The following tables present a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders (dollars and share amounts in thousands, except per share data) for the three months ended June 30, 2024 and March 31, 2024 and three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended June 30, 2024	Three Months Ended March 31, 2024
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(67,860)	$(57,103)
Adjustments:
Non-cash equity compensation expense	3,150	2,170
Depreciation and amortization	9,120	10,531
Net unrealized loss (gain):
Impairment of operating real estate	45,216	—
Other unrealized loss (gain) on investments	278	(151)
General CECL reserves	28,096	67,284
Adjustments related to noncontrolling interests	(1,029)	(189)
Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$16,971	$22,542
Distributable Earnings per share(1)	$0.13	$0.17

Adjustments:
Specific CECL reserves	$11,804	$7,128
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$28,775	$29,670
Adjusted Distributable Earnings per share(1)	$0.22	$0.23
Weighted average number of shares of Class A common stock(1)	130,665	130,100
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares.

	Three Months Ended June 30, 2023	Three Months Ended March 31, 2023
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(7,486)	$(4,127)
Adjustments:
Non-cash equity compensation expense	3,102	2,295
Depreciation and amortization	7,728	6,556
Net unrealized loss (gain):
Other unrealized gain on investments	(89)	(550)
General CECL reserves	18,048	(15,394)
Adjustments related to noncontrolling interests	(185)	(258)
Distributable Earnings (Loss) attributable to BrightSpire Capital, Inc. common stockholders	$21,118	$(11,478)
Distributable Earnings (Loss) per share(1)	$0.16	$(0.09)

Adjustments:
Specific CECL reserves	$10,918	$55,007
Fair value adjustments	—	(9,055)
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$32,036	$34,474
Adjusted Distributable Earnings per share(1)	$0.25	$0.27
Weighted average number of shares of Class A common stock(1)	129,992	129,202
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares.
Undepreciated Book Value Per Share
We believe that presenting undepreciated book value per share is a more useful and consistent measure of the value of our current portfolio and operations for our investors. It additionally enhances the comparability to our peers who do not hold real estate investments. Undepreciated book value per share excludes our share of accumulated depreciation and amortization on real estate investments (including related intangible assets and liabilities). It also excludes our share of the carrying value on certain net leased and other real estate office properties whose non-recourse mortgages mature within 12 months. Our ability to refinance at their maturity dates is burdened by the current interest rate environment, lenders’ aversion to finance or refinance office properties and/or associated improvements or paydowns potentially demanded at such properties. Loan maturity defaults can lead to foreclosures. Given this potential likelihood, we believe it is prudent to recognize impairments and exclude our share of the carrying value related to these properties.
The following table calculates our GAAP book value per share and undepreciated book value per share ($ in thousands, except per share data):

	June 30, 2024	December 31, 2023
Stockholders’ Equity excluding noncontrolling interests in investment entities	$1,098,759	$1,277,335
Accumulated depreciation and amortization	215,178	198,164
Non-GAAP impairment of real estate	(128,325)	—
Undepreciated book value	$1,185,612	$1,475,499

GAAP book value per share	$8.41	$9.83
Accumulated depreciation and amortization per share	1.65	1.52
Non-GAAP impairment of real estate	(0.98)	—
Undepreciated book value per share	$9.08	$11.35
Total outstanding shares - Class A common stock	130,629	129,985

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
The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three months ended June 30, 2024 and March 31, 2024 and three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended June 30, 2024	Three Months Ended March 31, 2024
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(67,860)	$(57,103)
Adjustments:

Net loss attributable to non-net leased and other real estate portfolios(1)	24,942	56,456
Net loss attributable to noncontrolling interests in investment entities	(823)	(4)
Amortization of above- and below-market lease intangibles	143	112
Interest income	(13)	(17)
Interest expense on real estate	6,748	6,782
Other income	(325)	(189)
Transaction, investment and servicing expense	84	122
Depreciation and amortization	8,917	10,353
Impairment of operating real estate	45,216	—
Operating expense	1	24
Other gain on investments, net	224	(150)
Income tax expense	164	240
NOI attributable to noncontrolling interest in investment entities	(330)	(307)
Total NOI, at share	$17,088	$16,319
________________________________________
(1)Net income (loss) attributable to non-net leased and other real estate portfolios includes net (income) loss on our senior and mezzanine loans and preferred equity and corporate and other business segments.

	Three Months Ended June 30, 2023	Three Months Ended March 31, 2023
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(7,486)	$(4,127)
Adjustments:

Net loss attributable to non-net leased and other real estate portfolios(1)	9,115	7,636
Net loss attributable to noncontrolling interests in investment entities	(12)	(75)
Amortization of above- and below-market lease intangibles	(200)	(139)
Interest expense on real estate	6,773	5,509
Transaction, investment and servicing expense	12	35
Depreciation and amortization	7,886	7,938
Operating expense	1	1
Other gain on investments, net	(103)	(553)
Income tax expense	98	345
NOI attributable to noncontrolling interest in investment entities	(286)	(300)
Total NOI, at share	$15,798	$16,270
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $165.0 million secured revolving credit facility as of June 30, 2024, up to approximately $2.0 billion in secured revolving repurchase facilities, $863.8 million in non-recourse securitization financing, $607.1 million in commercial mortgages and $34.5 million in other asset-level financing structures.
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
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	June 30, 2024	December 31, 2023
Debt-to-equity ratio(1)	2.0x	1.9x
_________________________________________
(1)Represents (i) total consolidated outstanding secured debt less cash and cash equivalents of $203.3 million and $257.5 million at June 30, 2024 and December 31, 2023, respectively to (ii) total equity, in each case, at period end.

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
As of June 30, 2024, we were in compliance with all of our financial covenants under the Credit Agreement.
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
The following table presents a summary of our Master Repurchase and Bank Credit Facilities as of June 30, 2024 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$600,000	$374,531	2.8	SOFR + 2.17%
Bank 2	600,000	245,802	2.8	SOFR + 1.96%
Bank 3	400,000	234,885	2.9	SOFR + 1.74%
Bank 4	400,000	143,481	3.0	SOFR + 1.80%
Total Master Repurchase Facilities	2,000,000	998,699

Bank Credit Facility	165,000	—	2.5	SOFR + 2.25%

Total Facilities	$2,165,000	$998,699
_________________________________________
(1)All facilities utilize Term SOFR at June 30, 2024.
The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities and Bank Credit Facility (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
June 30, 2024	$1,015,107	$998,699	$1,031,514
March 31, 2024	1,092,119	1,031,516	1,121,264
December 31, 2023	1,179,953	1,152,723	1,205,475
September 30, 2023	1,212,217	1,207,182	1,208,898
June 30, 2023	1,254,714	1,217,251	1,281,899
March 31, 2023	1,778,135	1,292,176	1,320,246
The decrease in our end of period UPB from March 31, 2024 to June 30, 2024 was driven by financing paydowns during the period.
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
CLNC 2019-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in CLNC 2019-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for CLNC 2019-FL1 expired on October 19, 2021. During the six months ended June 30, 2024, no loans held in CLNC 2019-FL1 were fully repaid and one loan was partially repaid totaling $0.7 million. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. As of June 30, 2024, we had $477.7 million of unpaid principal balance of CRE debt investments financed with CLNC 2019-FL1. As of June 30, 2024, the securitization reflects an advance rate of 65.2% at a weighted average cost of funds of Adjusted Term SOFR plus 2.17% (before transaction expenses) and is collateralized by a pool of 14 senior loan investments.
Additionally, CLNC 2019-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the quarter ended June 30, 2024. While we continue to closely monitor all loan investments contributed to CLNC 2019-FL1, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
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
BRSP 2021-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. During the six months ended June 30, 2024, one loan held in BRSP 2021-FL1 was fully repaid totaling $43.4 million, and two loans were partially repaid totaling $6.4 million. The proceeds from the repayment were used to amortize the securitization bonds in accordance with the securitization priority of repayments. As of June 30, 2024, we had $682.2 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of June 30, 2024, the securitization reflects an advance rate of 80.9% at a weighted average cost of funds of Term SOFR plus 1.56% (before transaction costs), and is collateralized by a pool of 25 senior loan investments.

Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the quarter ended June 30, 2024. We will continue to closely monitor all loan investments contributed to BRSP 2021-FL1, as a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of June 30, 2024. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,238	$413	$825	$—	$—
Secured debt(2)	1,805,933	1,200,638	315,062	49,719	240,514
Securitization bonds payable(3)	866,992	851,621	15,371	—	—
Ground lease obligations(4)	27,818	3,172	6,228	5,250	13,168
Office leases	6,347	1,300	2,646	2,111	290
	$2,708,328	$2,057,144	$340,132	$57,080	$253,972
Lending commitments(5)	127,258
Total	$2,835,586
_________________________________________
(1)Future interest payments were estimated based on the applicable index at June 30, 2024 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on Term SOFR at June 30, 2024.
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
During the six months ended June 30, 2024, we did not make any share repurchases, and as of June 30, 2024, there was $50.0 million remaining available to make repurchases under the Stock Repurchase Program.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2024	2023	Change
Operating activities	$47,427	$62,753	$(15,326)
Investing activities	146,263	197,876	(51,613)
Financing activities	(267,196)	(356,394)	89,198
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
Our operating activities provided net cash inflows of $47.4 million and $62.8 million for the six months ended June 30, 2024 and 2023, respectively. Net cash provided by operating activities decreased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to lower net interest income recorded during the three months ended June 30, 2024.
We believe cash flows from operations, available cash balances and our ability to generate cash through short and long-term borrowings are sufficient to fund our operating liquidity needs.
Investing Activities
Investing activities include cash outlays for disbursements on new and/or existing loans, which are partially offset by repayments of loans held for investment.
Investing activities generated net cash inflows of $146.3 million for the six months ended June 30, 2024. Net cash provided by investing activities in 2024 resulted primarily from repayments on loans held for investment, net of $201.0 million partially offset by the origination and fundings on our loans held for investment, net of $33.4 million.
Investing activities generated net cash inflows of $197.9 million for the six months ended June 30, 2023. Net cash provided by investing activities in 2023 resulted primarily from repayments on loans held for investment, net of $249.5 million partially offset by future advances on our loans held for investment, net of $35.9 million.
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
Financing activities used net cash of $267.2 million for the six months ended June 30, 2024, which resulted primarily from repayment of credit facilities of $166.1 million, distributions paid on common stock of $52.0 million and repayment of securitization bonds of $50.2 million.
Financing activities used net cash of $356.4 million for the six months ended June 30, 2023, which resulted primarily from repayment of credit facilities of $233.1 million, repayment of securitization bonds of $177.5 million and distributions paid on common stock of $52.0 million partially offset by borrowings from credit facilities of $110.3 million.
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
We utilize a variety of financial instruments on some of our investments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, there is exposure to the risk that the counterparties may cease making markets and quoting prices in such instruments, which may inhibit the ability to enter into an offsetting transaction with respect to an open position. Our profitability may be adversely affected during any period as a result of changing interest rates. At June 30, 2024, we held no derivative instruments.
As of June 30, 2024, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase or decrease interest income by $7.7 million annually, net of interest expense.

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
The COVID-19 pandemic has had a direct and volatile impact on the global markets, including the commercial real estate equity and debt capital markets. The continued disruption caused by the COVID-19 pandemic has led to a negative impact on asset valuations and significant constraints on liquidity in the capital markets, which have led to restrictions on lending activity, downward pressure on covenant compliance and requirements to post margin or repayments under master repurchase financing arrangements. Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the six months ended June 30, 2024, and through July 30, 2024, we have not received any margin calls under our Master Repurchase Facilities.
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
At June 30, 2024, we had approximately NOK 228.9 million or a total of $21.4 million, in net investments in our European subsidiaries. A 1.0% change in the foreign currency rate would result in a $0.2 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiary.
We had no foreign exchange contracts in place at June 30, 2024. Our previous foreign exchange contracts, including notional amount and key terms, is included in Note 13, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximated the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may have resulted in an obligation for payment to or from the counterparty to the hedging agreement. We were exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we selected major international banks and financial institutions as counterparties and performed a quarterly review of the financial health and stability of our trading counterparties. No counterparty defaulted on its obligations when we held foreign exchange contracts.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the six months ended June 30, 2024.
Purchases of Equity Securities by Issuer
The Company did not repurchase any of its Class A common stock during the three months ended June 30, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On July 29, 2024, in an effort to preserve cash in the current operating environment and to further align the interests of the Company’s named executive officers and shareholders, each of the Company’s named executive officers entered into a voluntary waiver (the “Waiver”) of a percentage of their cash incentive compensation opportunity which may be earned pursuant to the 2024 BrightSpire Annual Incentive Plan (the “2024 AIP”).
Pursuant to the terms of the Waivers, each named executive officer agreed to receive the portion of their cash incentive compensation earned under the 2024 AIP that exceeds 70%, or in the case of the Chief Executive Officer, 60%, of their respective 2024 annual cash incentive award targets, in fully vested shares of the Company’s class A common stock (the “2024 AIP Grant Shares”). The number of 2024 AIP Grant Shares to be issued will be based on the closing price of the Company’s class A common stock on the trading date immediately preceding the payment date for the cash incentive compensation earned pursuant to the 2024 AIP.
The foregoing summary of the Waivers does not purport to be complete and is qualified in its entirety by reference to the complete text of the Waivers, a form of which is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

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

10.1*†	Form of Excess Cash Waiver under BRSP’s 2024 Annual Incentive Plan
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Dated: July 31, 2024

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)