Form 10-Q
period 2024-09-30
BrightSpire Capital, Inc.
filed 2024-10-30
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of October 29, 2024, BrightSpire Capital, Inc. had 129,685,185 shares of Class A common stock, par value $0.01 per share, outstanding.

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
•higher interest rates may adversely impact the value of our variable-rate investments, resulting in higher interest expense, materially impacting our borrowers’ ability to refinance existing loans, and creating disruptions to our borrowers’ and tenants’ ability to finance their activities, on whom we depend for a substantial portion of our revenue;
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
•the fair value of our investments may be subject to uncertainties including impacts associated with inflation, volatility of interest rates and, credit spreads and the transition from LIBOR to SOFR, and increased market volatility affecting commercial real estate businesses and public securities;
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
The foregoing list of factors is not exhaustive, and many of these risks are heightened as a result of the numerous adverse impacts of the COVID-19 pandemic. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, “Risk Factors” in this Form 10-Q for the quarter ended September 30, 2024 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$263,763	$257,506
Restricted cash	175,383	104,583
Loans held for investment	2,586,341	2,936,506
Current expected credit loss reserve	(155,490)	(76,028)
Loans held for investment, net	2,430,851	2,860,478
Real estate, net	774,807	807,985
Receivables, net	85,251	41,451
Deferred leasing costs and intangible assets, net	49,565	58,971
Assets held for sale	7,362	19,600
Other assets	51,443	47,680
Total assets	$3,838,425	$4,198,254
Liabilities
Securitization bonds payable, net	$1,086,908	$912,545
Mortgage and other notes payable, net	635,183	650,293
Credit facilities	848,381	1,152,723
Accrued and other liabilities	83,231	85,501
Intangible liabilities, net	3,128	4,138
Escrow deposits payable	74,274	88,603
Dividends payable	20,795	25,985
Total liabilities	2,751,900	2,919,788
Commitments and contingencies (Note 14)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 129,685,185 and 129,985,107 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,297	1,300
Additional paid-in capital	2,862,473	2,864,883
Accumulated deficit	(1,771,591)	(1,586,292)
Accumulated other comprehensive loss	(4,650)	(2,556)
Total stockholders’ equity	1,087,529	1,277,335
Noncontrolling interests in investment entities	(1,004)	1,131
Total equity	1,086,525	1,278,466
Total liabilities and equity	$3,838,425	$4,198,254

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

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$7,076	$5,380
Restricted cash	95,257	7,023
Loans held for investment, net	1,169,328	1,170,034
Real estate, net	194,321	166,616
Receivables, net	31,161	11,731
Deferred leasing costs and intangible assets, net	8,517	7,753
Other assets	23,452	20,250
Total assets	$1,529,112	$1,388,787
Liabilities
Securitization bonds payable, net	$1,086,908	$912,545
Mortgage and other notes payable, net	167,814	170,412
Credit facilities	25,866	—
Accrued and other liabilities	12,264	5,239
Intangible liabilities, net	2,510	3,460
Escrow deposits payable	2,526	927
Total liabilities	$1,297,888	$1,092,583

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net interest income
Interest income	$59,587	$75,630	$190,468	$225,584
Interest expense	(38,862)	(43,647)	(117,062)	(130,404)
Net interest income	20,725	31,983	73,406	95,180

Property and other income
Property operating income	26,051	24,247	76,334	68,525
Other income	2,513	2,855	8,534	9,158
Total property and other income	28,564	27,102	84,868	77,683

Expenses
Property operating expense	8,431	7,392	24,980	18,687
Transaction, investment and servicing expense	225	311	1,238	1,966
Interest expense on real estate	6,747	6,833	20,278	19,115
Depreciation and amortization	10,087	8,851	29,430	24,788
Increase of current expected credit loss reserve	1,001	7,671	115,313	76,250
Impairment of operating real estate	—	—	45,216	—
Compensation and benefits (including $3,421, $5,855, $8,741 and $11,253 of equity-based compensation expense, respectively)	8,191	11,971	26,540	30,144
Operating expense	2,979	3,286	9,185	10,033
Total expenses	37,661	46,315	272,180	180,983

Other income
Other gain (loss), net	37	(220)	226	615
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	11,665	12,550	(113,680)	(7,505)
Equity in earnings of unconsolidated ventures	—	—	—	9,055
Income tax expense	(244)	(158)	(691)	(859)
Net income (loss)	11,421	12,392	(114,371)	691
Net (income) loss attributable to noncontrolling interests:
Investment entities	1,308	(3)	2,134	84
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$12,729	$12,389	$(112,237)	$775

Net income (loss) per common share - basic (Note 16)	$0.10	$0.10	$(0.89)	$0.01
Net income (loss) per common share - diluted (Note 16)	$0.09	$0.09	$(0.89)	$0.01

Weighted average shares of common stock outstanding - basic (Note 16)	127,515	127,197	127,609	127,014
Weighted average shares of common stock outstanding - diluted (Note 16)	130,144	129,986	127,609	129,730
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$11,421	$12,392	$(114,371)	$691
Other comprehensive income (loss)
Foreign currency translation gain (loss)	403	505	(2,094)	(4,564)
Total other comprehensive income (loss)	403	505	(2,094)	(4,564)
Comprehensive income (loss)	11,824	12,897	(116,465)	(3,873)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	1,308	(3)	2,134	84
Comprehensive income (loss) attributable to common stockholders	$13,132	$12,894	$(114,331)	$(3,789)

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

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2023	129,985	$1,300	$2,864,883	$(1,586,292)	$(2,556)	$1,277,335	$1,131	$1,278,466
Issuance and amortization of equity-based compensation	1,243	$12	$2,158	$—	$—	$2,170	$—	$2,170
Other comprehensive loss	—	—	—	—	(3,594)	(3,594)	—	(3,594)
Dividends and distributions declared ($0.20 per share)	—	—	—	(26,036)	—	(26,036)	—	(26,036)
Shares canceled for tax withholding on vested stock awards	(592)	(6)	(3,969)	—	—	(3,975)	—	(3,975)
Net loss	—	—	—	(57,103)	—	(57,103)	(4)	(57,107)
Balance as of March 31, 2024	130,636	$1,306	$2,863,072	$(1,669,431)	$(6,150)	$1,188,797	$1,127	$1,189,924
Issuance and amortization of equity-based compensation	80	$1	$3,149	$—	$—	$3,150	$—	$3,150
Share forfeitures	(52)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,097	1,097	—	1,097
Dividends and distributions declared ($0.20 per share)	—	—	—	(26,233)	—	(26,233)	—	(26,233)
Shares canceled for tax withholding on vested stock awards	(35)	(1)	(191)	—	—	(192)	—	(192)
Net loss	—	—	—	(67,860)	—	(67,860)	(823)	(68,683)
Balance as of June 30, 2024	130,629	$1,306	$2,866,030	$(1,763,524)	$(5,053)	$1,098,759	$304	$1,099,063
Issuance and amortization of equity-based compensation	313	$3	$3,418	$—	$—	$3,421	$—	$3,421
Repurchase of common stock	(1,195)	(12)	(6,581)	—	—	(6,593)	—	(6,593)
Other comprehensive income	—	—	—	—	403	403	—	403
Dividends and distributions declared ($0.16 per share)	—	—	—	(20,796)	—	(20,796)	—	(20,796)
Shares canceled for tax withholding on vested stock awards	(62)	—	(394)	—	—	(394)	—	(394)
Net income/(loss)	—	—	—	12,729	—	12,729	(1,308)	11,421
Balance as of September 30, 2024	129,685	$1,297	$2,862,473	$(1,771,591)	$(4,650)	$1,087,529	$(1,004)	$1,086,525

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(114,371)	$691
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,430	24,788
Straight-line rental income	(1,885)	(1,526)
Amortization of above (below) market lease values, net	265	(244)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(5,435)	(8,558)
Amortization of deferred financing costs	6,103	8,358
Amortization of right-of-use lease assets and operating lease liabilities	114	98
Paid-in-kind interest added to loan principal, net of interest received	(1,317)	(3,750)
Realized gain on sale of real estate	(144)	—
Increase of current expected credit loss reserve	115,313	76,250
Impairment of operating real estate	44,800	—
Amortization of equity-based compensation	8,741	11,253
Mortgage notes (above) below market value amortization	9	(1,425)
Deferred income tax benefit	(1,140)	(602)
Other loss, net	—	335
Changes in assets and liabilities:
Receivables, net	2,962	1,053
Deferred costs and other assets	(1,148)	152
Other liabilities	(3,596)	(5,656)
Net cash provided by operating activities	78,701	101,217
Cash flows from investing activities:
Acquisition, origination and funding of loans held for investment, net	(47,247)	(57,495)
Repayment on loans held for investment	282,885	288,703
Proceeds from sale of real estate	19,605	—
Acquisition of and additions to real estate and related intangibles	(5,251)	(5,750)
Distributions in excess of cumulative earnings from unconsolidated ventures	—	421
Cash received related to foreclosure of loans held for investment	—	1,835
Change in escrow deposits payable	(14,330)	1,195
Net cash provided by investing activities	235,662	228,909
Cash flows from financing activities:
Distributions paid on common stock	(78,264)	(77,951)
Shares canceled for tax withholding on vested stock awards	(4,561)	(2,885)
Repurchase of common stock	(6,593)	—
Borrowings from mortgage notes	—	34,466
Repayment of mortgage notes	(11,638)	(32,492)
Borrowings from credit facilities	297,578	110,790
Repayment of credit facilities	(602,027)	(243,722)
Borrowing from securitization bonds	582,487	—
Repayment of securitization bonds	(403,430)	(177,690)
Payment of deferred financing costs	(11,108)	(5,670)
Distributions to noncontrolling interests	—	(56)
Issuance of common stock	16	16
Net cash used in financing activities	(237,540)	(395,194)
Effect of exchange rates on cash, cash equivalents and restricted cash	234	(131)
Net decrease in cash, cash equivalents and restricted cash	77,057	(65,199)
Cash, cash equivalents and restricted cash - beginning of period	362,089	398,828
Cash, cash equivalents and restricted cash - end of period	$439,146	$333,629
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$257,506	$306,320
Restricted cash	104,583	92,508
Total cash, cash equivalents and restricted cash, beginning of period	$362,089	$398,828

End of the period
Cash and cash equivalents	$263,763	$236,197
Restricted cash	175,383	97,432
Total cash, cash equivalents and restricted cash, end of period	$439,146	$333,629

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Accrual of distribution payable	$(20,795)	$(25,987)
Assumption of accounts payable, accrued expenses and other liabilities related to real estate owned/consolidation of VIE	(3,907)	(2,232)
Assumption of receivables and other assets related to real estate owned/consolidation of VIE	2,836	—
Assumption of real estate/consolidation of VIE	41,090	87,032

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
Trends Affecting the Business
Although global markets showed signs of stabilization and inflationary pressure may be moderating due to increased interest rates through the fourth quarter of 2023, CRE value uncertainties, aftershock of COVID-19 and geopolitical unrest continue to contribute to market volatility. Generationally high interest rates have continued to negatively impact transaction activity in the real estate market and correspondingly the loan financing and refinancing opportunities. While the Federal Reserve lowered interest rates in the second half of 2024, it is uncertain as to when, how many and by how much subsequent interest rate cuts will be made. To the extent certain of the Company’s borrowers are experiencing significant financial dislocation as a result of economic conditions, the Company has and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. The market for office properties was particularly negatively impacted by COVID-19 and continues to experience headwinds driven by the normalization of work from home and hybrid work arrangements and elevated costs to operate or reconfigure office properties. Although “return to office” mandates are on the rise, the demand for office space generally remains lower than pre-COVID 19 pandemic levels and has driven rising vacancy rates. Given the continuing uncertainty in the office market, there is risk of future valuation impairment or investment loss on the Company’s loans secured by office properties. Similarly, these trends may impact the Company’s ability to manage debt covenant tests, maturity dates and/or seek suitable refinancing opportunities on certain of the Company’s office property equity investments, which may adversely impact valuation assessments and cash flow generated by such investments.
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
During the first quarter of 2024, the Company modified an Arlington, Texas multifamily loan agreement which resulted in a reconsideration event under ASC 810, Consolidation. As part of the terms of the modified loan agreement, the borrower was required to deposit into a Company controlled reserve account by June 2024, an amount sufficient to purchase an interest rate cap, reimburse the Company for any advances made under the loan and cover property level expenses and shortfalls up to $5.4 million. If the borrower did not fund such deposit by June 2024, the Company had discretion to fund such amounts on behalf of the borrower through a preferred equity investment in the parent of the borrower. If the Company elected to fund any amount, it may also elect to trigger control rights over the underlying collateral. The Company concluded that as a result of the loan modification, its investment in the Arlington, Texas multifamily loan is a VIE. In June 2024, the borrower did not fund the deposit into the controlled reserve account. In the third quarter of 2024, the Company funded certain amounts pursuant to the preferred equity investment. As of the date of the initial funding, the Company became the primary beneficiary of the VIE as the Company has the ability to control the most significant activities of the Arlington, Texas multifamily loan’s economic performance and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. As a result, the Company consolidated the assets and liabilities of the VIE as well as the operations of the Arlington, Texas multifamily property during the third quarter of 2024 and it is included in real estate, net on its consolidated balance sheets. The loan and preferred equity held for investment related to the Arlington, Texas multifamily loan are eliminated in consolidation. The consolidation did not result in a gain or loss. See Note 3, “Loans Held for Investment, net” and Note 4, “Real Estate, net and Real Estate Held for Sale” for further information.
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
As of September 30, 2024 and December 31, 2023, the Company has identified certain consolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
Consolidated VIEs include the Investing VIEs (as defined and discussed below), the Arlington, Texas multifamily loan and certain operating real estate properties that have noncontrolling interests. At September 30, 2024 and December 31, 2023, the

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
noncontrolling interests in the operating real estate properties, excluding the Arlington, Texas multifamily loan, represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights.
Investing VIEs
The Company’s previous investments in securitization financing entities (“Investing VIEs”) included subordinate first-loss tranches of securitization trusts, which represented interests in such VIEs. As of September 30, 2024 and December 31, 2023, the Company did not hold any tranches of any securitization trusts, with the exception of its securitization bonds payable, net. Refer to Note 7, “Debt” for further discussion.
Unconsolidated VIEs
As of September 30, 2024 and December 31, 2023, the Company did not hold, and had no remaining obligations to, any unconsolidated VIEs.
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
Fair Value Option
The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. Gains and losses on items for which the fair value option has been elected are reported in earnings. The fair value option may

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is applied on an instrument by instrument basis and is irrevocable unless a new election event occurs.
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
Restricted Cash
Restricted cash consists primarily of securitization trust unused fees, borrower escrow deposits, tenant escrow deposits and real estate capital expenditure reserves.
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
At September 30, 2024 and December 31, 2023, the Company had no loans classified as held for sale.
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
Depreciation—Real estate held for investment, other than land, is depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Real Estate Assets	Term
Building (fee interest)	28 to 47 years
Building leasehold interests	Lesser of remaining term of the lease or remaining life of the building
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	1 to 15 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture, fixtures and equipment	2 to 9 years
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
At September 30, 2024, the Company classified one property as held for sale. At December 31, 2023, the Company classified one property as held for sale. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” and Note 12, “Fair Value” for further detail.
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized as CECL reserves and the cumulative reserve on the loan is charged off. Fair value of foreclosed properties is generally based on a discounted cash flow, third party appraisals, broker price opinions, comparable sales or a combination thereof.
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
If sale accounting is met, the transferred financial asset is removed from the balance sheet and a net gain or loss is recognized upon sale, taking into account any retained interests. Transfers of financial assets that do not meet the criteria for sale are accounted for as financing transactions, or secured borrowing, including the Company’s Master Repurchase Facilities (as defined herein).
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three months ended September 30, 2024 and 2023, the Company recorded income tax expense of $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded income tax expense of $0.7 million and $0.9 million, respectively.
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
In measuring the general CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default. The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through September 2024 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses.
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
Income Tax Accounting—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The ASU is effective for periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of this standard.
3. Loans Held for Investment, net
The following table provides a summary of the Company’s loans held for investment, net (dollars in thousands):

	September 30, 2024				December 31, 2023
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years(2)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average Maturity in Years(2)
Variable rate
Senior loans	$1,316,860	$1,319,813	7.7%	1.6	$1,646,722	$1,645,780	9.0%	2.7
Securitized loans(3)	1,210,913	1,211,157	8.2%	1.8	1,210,000	1,209,994	8.9%	1.9
Mezzanine loans	12,330	12,450	15.8%	0.0	12,330	12,450	16.4%	0.3
	2,540,103	2,543,420			2,869,052	2,868,224
Fixed rate
Mezzanine loans	42,938	42,921	8.3%	1.7	68,334	68,282	10.9%	2.4
	42,938	42,921			68,334	68,282
Loans held for investment	2,583,041	2,586,341			2,937,386	2,936,506

CECL reserve	—	(155,490)			—	(76,028)
Loans held for investment, net	$2,583,041	$2,430,851	8.0%	1.7	$2,937,386	$2,860,478	9.0%	2.4
_________________________________________
(1)Calculated based on contractual interest rate. As of September 30, 2024, all variable rate loans utilize Term Secured Overnight Financing Rate (“Term SOFR”).
(2)Calculated using extended maturity date.
(3)Represents loans transferred into securitization trusts that are consolidated by the Company.

The Company had $12.9 million and $15.9 million of interest receivable related to its loans held for investment, net as of September 30, 2024 and December 31, 2023, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Activity relating to the Company’s loans held for investment, net was as follows (dollars in thousands):

	Carrying Value
	Nine Months Ended September 30,
	2024	2023
Balance at January 1	$2,860,478	$3,468,742
Acquisitions/originations/additional funding	47,247	57,495
Loan maturities/principal repayments	(328,048)	(323,562)
Increase of CECL reserve(1)	(115,556)	(76,083)
Discount accretion/premium amortization	5,435	8,558
Capitalized interest, net of repayments	1,317	3,750
Transfer to Real Estate, net (2)	(48,094)	(161,557)
Charge-off of CECL reserve (2)(3)	36,094	93,158
Charge-off of loan held for investment(2) (3)	(28,022)	(14,477)
Balance at September 30	$2,430,851	$3,056,024
_________________________________________
(1)Provision for loan losses excludes $(0.3) million for the nine months ended September 30, 2024 and $0.2 million for the nine months ended September 30, 2023 as determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.
(2)During the nine months ended September 30, 2024, the Company charged off uncollectible amounts of $28.0 million relating to two multifamily loans, one office loan and one mezzanine loan. During the third quarter of 2024, the Company eliminated a multifamily loan in Arlington, Texas as part of the consolidation of the Arlington property as the primary beneficiary. As a result, the property was consolidated as real estate and removed from loans held from investment, net. The CECL reserve related to this loan was charged off and the net amount is reflected as an addition to real estate, net. There was no gain or loss recorded as part of the consolidation.
(3)During the nine months ended September 30, 2023, the Company acquired legal title of two office properties through a deed-in-lieu of foreclosure. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion. The Company charged off the related CECL reserves. During the third quarter of 2023, the Company deemed the Mezzanine B Note (as defined below) uncollectible and charged off the loan and related CECL reserves.

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
During the second quarter of 2023, the Company amended and restructured a development mezzanine loan related to a multifamily property located in Milpitas, California (the “Development Mezzanine Loan”), bifurcating it into a $30.2 million Mezzanine A note (the “Mezzanine A Note”) and a $14.5 million Mezzanine B note (the “Mezzanine B Note”) to facilitate a new equity contribution from the borrower behind the Mezzanine A Note and ahead of the Mezzanine B Note. As part of the restructuring, the Company extended the terms of both the Mezzanine A Note and the Mezzanine B Note to be conterminous with the senior loan, which was extended to March 2025, with an additional one-year extension option to March 2026. Prior to the amendment, the Development Mezzanine Loan had a fixed interest rate of 13%. After the amendment, the Mezzanine A Note has a fixed interest rate of 10% and the Mezzanine B Note has a fixed interest rate of 12%. In connection with the amendment and restructuring of the Development Mezzanine Loan, the Company placed the Mezzanine B Note on nonaccrual status in April 2023 and recorded a $14.5 million specific CECL reserve during the first quarter of 2023. As of December, 2023, the amortized cost basis of the Mezzanine A Note was $32.6 million. During the third quarter of 2023, the Mezzanine B Note was charged off as the Company deemed this amount uncollectible. The Development Mezzanine Loan was placed on nonaccrual status in January 2024. In the third quarter of 2024, $7.6 million of the Mezzanine A Note was deemed uncollectible and the remaining $25.0 million was repaid.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following table provides an aging summary of loans held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due(1)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (2)	Total Loans
September 30, 2024	$2,437,281	$—	$—	$149,060	$2,586,341
December 31, 2023	2,936,506	—	—	—	2,936,506
_________________________________________
(1)At December 31, 2023, includes one multifamily senior loan which was placed on nonaccrual status on December 9, 2023 with a carrying value of $28.8 million. The loan was repaid in the second quarter of 2024.
(2)At September 30, 2024, includes one hotel senior loan which was placed on nonaccrual status on June 9, 2024 with a carrying value of $136.0 million and an office mezzanine loan which was placed on nonaccrual status on April 1, 2024 with a carrying value of $13.1 million.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves (dollars in thousands):

CECL reserve at December 31, 2023	$76,028
Increase in general CECL reserve(1)	67,058
Increase in specific CECL reserve(2)	7,128
CECL reserve at March 31, 2024	$150,214
Increase in general CECL reserve(1)	$28,244
Increase in specific CECL reserve(2)	11,791
Charge-offs of CECL reserve(2)	(18,919)
CECL reserve at June 30, 2024	$171,330
Decrease in general CECL reserve(1)	$(7,768)
Increase in specific CECL reserve(2)	9,103
Charge-offs of CECL reserve(2)	(17,175)
CECL reserve at September 30, 2024	$155,490

CECL reserve at December 31, 2022	$106,247
Decrease in general CECL reserve(1)	(15,418)
Increase in specific CECL reserve(3)	55,007
CECL reserve at March 31, 2023	$145,836
Increase in general CECL reserve(1)	$17,737
Increase in specific CECL reserve(3)	10,918
Charge-offs of CECL reserve(3)	(67,763)
CECL reserve at June 30, 2023	$106,728
Increase in general CECL reserve(1)	$3,048
Increase in specific CECL reserve(3)	4,791
Charge-off of CECL reserve(3)	(25,395)
CECL reserve at September 30, 2023	$89,172
_________________________________________
(1)Excludes CECL reserves related to unfunded commitments reported on the consolidated statement of operations for the three months ended: March 31, 2024: $0.2 million, June 30, 2024: $(0.1) million, September 30, 2024: $(0.3) million, March 31, 2023: a de minimis amount, June 30, 2023: $0.3 million, September 30, 2023: ($0.2 million).
(2)During the nine months ended September 30, 2024, the Company recorded specific CECL reserves totaling $29.0 million and had $1.0 million of reversals for two multifamily loans, one office loan and one development mezzanine loan. The specific CECL reserves were charged off during the period upon resolution. During the third quarter of 2024, the Company consolidated a multifamily loan in Arlington, Texas as the primary beneficiary. As a result, the property was consolidated as real estate. The CECL reserve related to this loan was charged off.
(3)During the nine months ended September 30, 2023, the Company recorded specific CECL reserves totaling $70.7 million relating to four office senior loans and the Mezzanine B Note. For three of the office senior loans, the Company acquired legal title through a deed-in-lieu of foreclosure during the nine months ended September 30, 2023 and one was acquired through a deed-in-lieu of foreclosure during the fourth quarter of 2023. The specific CECL reserves were charged off during the period upon resolution. During the third quarter of 2023, the Company deemed the Mezzanine B Note uncollectible and charged off the related specific CECL reserves.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 30, 2024, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for one nonperforming hotel senior loan and one nonaccrual office mezzanine loan, as noted in “Nonaccrual and Past Due Loans” above. As of December 31, 2023, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the multifamily senior loan which was repaid in the second quarter of 2024, as noted in “Nonaccrual and Past Due Loans” above. For the nine months ended September 30, 2024 and September 30, 2023, no debt investment contributed more than 10.0% of interest income.
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans held for investment by year of origination and credit quality risk ranking as of September 30, 2024 and December 31, 2023 (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies” for loan risk ranking definitions.
At September 30, 2024, the weighted average risk ranking for loans held for investment was 3.2.

	September 30, 2024
	Year of Origination
Risk Rankings	2024	2023	2022	2021	2020 and earlier	Total
Senior loans

3	$9,495	$—	$756,013	$821,525	$487,552	$2,074,585
4	—	—	—	220,611	57,442	278,053
5	—	—	—	42,353	135,979	178,332
Total Senior loans	9,495	—	756,013	1,084,489	680,973	2,530,970

Mezzanine loans

3	—	13,081	29,840	—	12,450	55,371
Total Mezzanine loans	—	13,081	29,840	—	12,450	55,371

Total Loans held for investment	$9,495	$13,081	$785,853	$1,084,489	$693,423	$2,586,341
Current period gross write-offs (1)	$—	$—	$6,155	$1,460	$20,407	$28,022
_________________________________________
(1)Current period gross write-offs excludes the Arlington, Texas multifamily loan that was transferred to real estate, net following the Company becoming its primary beneficiary.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $108.1 million and $168.2 million at September 30, 2024 and December 31, 2023, respectively. Refer to Note 14, “Commitments and Contingencies” for further details. The Company recorded $0.2 million and $0.4 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at September 30, 2024 and December 31, 2023, respectively. See Note 2, “Summary of Significant Accounting Policies” for further details.
4. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Land and improvements	$125,265	$127,003
Buildings, building leaseholds, and improvements	491,550	498,291
Tenant improvements	19,791	19,145
Subtotal	$636,606	$644,439
Less: Accumulated depreciation	(115,075)	(103,468)
Less: Impairment(1)	(33,103)	—
Net lease portfolio, net	$488,428	$540,971
The following table presents the Company’s portfolio of other real estate, net as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Land and improvements	$71,995	$68,433
Buildings, building leaseholds, and improvements	244,671	217,554
Tenant improvements	29,018	27,668
Furniture, fixtures and equipment	2,362	1,204
Construction-in-progress	4,442	3,142
Subtotal	$352,488	$318,001
Less: Accumulated depreciation	(50,624)	(43,397)
Less: Impairment(1)	(15,485)	(7,590)
Other portfolio, net	$286,379	$267,014
_________________________________________
(1)    See Note 12, “Fair Value,” for discussion of impairment of real estate.
At September 30, 2024, the Company held three foreclosed properties in other real estate, net with a combined carrying value of $92.1 million and one foreclosed property as held for sale with a carrying value of $4.1 million. At December 31, 2023, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $100.4 million and one foreclosed property as held for sale with a carrying value of $19.6 million.
Depreciation Expense
Depreciation expense on real estate was $6.9 million and $6.4 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense on real estate was $20.3 million and $18.4 million for the nine months ended September 30, 2024 and 2023, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Property Operating Income
For the three and nine months ended September 30, 2024 and 2023 the components of property operating income were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease revenues
Minimum lease revenue	$22,826	$20,802	$67,512	$59,148
Variable lease revenue	3,148	3,540	9,002	9,132
Total property operating income(1)	$25,974	$24,342	$76,514	$68,280
_________________________________________
(1)Excludes net amortization expense related to above and below-market leases of de minimis and $0.3 million for the three and nine months ended September 30, 2024, respectively. Excludes net amortization expense related to above and below-market leases of $0.1 million and income of $0.2 million for the three and nine months ended September 30, 2023, respectively.
For the nine months ended September 30, 2024 and 2023 the Company had no single property with property operating income equal to or greater than 10.0% of total revenue of the Company.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of September 30, 2024 (dollars in thousands):

Remainder of 2024	$22,034
2025	81,211
2026	72,560
2027	68,308
2028	59,188
2029 and thereafter	301,543
Total	$604,844
The rental properties owned at September 30, 2024 are leased under noncancellable operating leases with current expirations ranging from 2024 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and nine months ended September 30, 2024 was $0.8 million and $2.4 million, respectively. Ground rent expense for the three and nine months ended September 30, 2023 was $0.8 million and $2.3 million, respectively.
Refer to Note 14, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of September 30, 2024.
Real Estate Acquisitions
Prior to the third quarter of 2024, the Company held an investment in an Arlington, Texas loan collateralized by one multifamily property that was determined to be a VIE. In the third quarter of 2024, the Company was determined to be the primary beneficiary of the VIE and consolidated the assets and liabilities as well as the operations of the multifamily property. The multifamily property is included in real estate, net on the Company’s consolidated balance sheets. The consolidation did not result in a gain or loss.
During the year ended December 31, 2023, the Company acquired legal title to four office properties and one multifamily property. Following the acquisitions, three properties are included in real estate, net on the Company’s consolidated balance

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
sheets. One property was sold during the nine months ended September 30, 2024. One property was classified as held for sale at September 30, 2024. The one property sold during the nine months ended September 30, 2024 was classified as held for sale at December 31, 2023.
In accordance with ASC 805-50, the Company allocated the fair value of the assumed assets and liabilities on the respective acquisition dates for each property acquired.
The following table summarizes the Company’s real estate acquisitions for the nine months ended September 30, 2024 and year ended December 31, 2023 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings/Units(1)	Purchase Price(2)	Land and Improvements(2)	Building and Improvements(2)	Furniture and Fixtures(2)	Lease Intangible Assets(2)	Other Assets	Lease Intangible Liabilities(2)	Other Liabilities
July 2024	Multifamily - Texas(3)	436	$40,019	$9,280	$28,633	$1,158	$2,019	$2,836	$—	$(3,907)
July 2023	Office - California(4)	1	13,933	5,718	3,262	—	4,404	922	(2)	(371)
June 2023	Office - New York(4)	1	36,177	10,380	24,484	—	1,898	432	(528)	(489)
June 2023	Office - New York(4)	1	36,922	14,786	15,958	—	6,867	876	(193)	(1,372)
November 2023	Office - Washington D.C.(5)	1	19,600	—	—	—	—	—	—	—
December 2023	Multifamily - Arizona(4)	236	35,213	7,590	25,745	832	1,271	325	—	(550)
			$181,864	$47,754	$98,082	$1,990	$16,459	$5,391	$(723)	$(6,689)
_________________________________________
(1)    For office properties, represents number of buildings. For multifamily properties, represents number of units.
(2)    Useful life of real estate acquired is 28 to 45 years for buildings, four to nine years for tenant improvements, four to nine years for furniture and fixtures, and three to 12 years for lease intangibles.
(3)    Represents a multifamily property held in a VIE for which the Company was deemed the primary beneficiary. The Company consolidated the assets, liabilities and the property's operations beginning in the third quarter of 2024.
(4)    Represents assets acquired by the Company through deeds-in-lieu of foreclosure.
(5)    Represents an asset acquired through foreclosure and subsequently classified as held for sale. As such, no purchase price allocation was completed and purchase price represents the fair value of the property. The property was sold during the three months ended September 30, 2024.

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
Real Estate Held for Sale
The following table summarizes the Company’s assets held for sale related to real estate (dollars in thousands):

	September 30, 2024	December 31, 2023
Assets
Real estate, net	$4,109	$19,600
Deferred leasing costs and intangible assets, net	3,253	—
Total assets held for sale	$7,362	$19,600

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Upon acquisition of the Washington D.C. office property through foreclosure in November 2023, the Company classified it as held for sale. The sale closed during the three months ended September 30, 2024 for a gross sales price of $21.5 million which resulted in a gain on sale of $0.1 million and is included in other gain, net on the consolidated statement of operations.
The Company acquired one office property in Oakland, California through a deed-in-lieu of foreclosure in July 2023. During the three months ended June 30, 2024, the Company classified the office property as held for sale.
5. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at September 30, 2024 and December 31, 2023 are as follows (dollars in thousands):

	September 30, 2024
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$81,923	$(47,521)	$34,402
Deferred leasing costs	33,023	(20,499)	12,524
Above-market lease values	11,647	(9,008)	2,639
	$126,593	$(77,028)	$49,565
Intangible Liabilities
Below-market lease values	$16,798	$(13,670)	$3,128

	December 31, 2023
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$82,604	$(41,509)	$41,095
Deferred leasing costs	31,004	(18,571)	12,433
Above-market lease values	13,617	(8,174)	5,443
	$127,225	$(68,254)	$58,971
Intangible Liabilities
Below-market lease values	$16,798	$(12,660)	$4,138

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Above-market lease values	$(331)	$(465)	$(1,272)	$(809)
Below-market lease values	323	369	1,007	1,053
Net increase (decrease) to property operating income	$(8)	$(96)	$(265)	$244

In-place lease values	$2,549	$1,666	$6,959	$4,199
Deferred leasing costs	653	713	2,032	2,050
Amortization expense	$3,202	$2,379	$8,991	$6,249

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of September 30, 2024 (dollars in thousands):

	Remainder of 2024	2025	2026	2027	2028	2029 and thereafter	Total
Above-market lease values	$(325)	$(1,153)	$(614)	$(135)	$(90)	$(322)	$(2,639)
Below-market lease values	323	1,289	1,080	81	81	274	3,128
Net increase (decrease) to property operating income	$(2)	$136	$466	$(54)	$(9)	$(48)	$489

In-place lease values	$2,136	$5,280	$3,809	$3,260	$3,120	$16,797	$34,402
Deferred leasing costs	659	2,446	1,959	1,779	1,576	4,105	12,524
Amortization expense	$2,795	$7,726	$5,768	$5,039	$4,696	$20,902	$46,926
6. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Restricted cash:
Securitization trust unused proceeds (1)	$84,823	$—
Borrower escrow deposits	74,274	88,603
Capital expenditure reserves	9,167	10,534
Real estate escrow reserves	4,621	2,198
Working capital and other reserves	1,855	2,396
Tenant lockboxes	643	852
Total	$175,383	$104,583
_________________________________________
(1)    Refer to Note 7, “Debt” for further discussion.
The following table presents a summary of other assets as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Other assets:
Right-of-use lease asset	$24,066	$22,094
Tax receivable and deferred tax assets	16,600	16,634
Prepaid expenses and other	4,338	2,730
Deferred financing costs, net – credit facilities	4,204	3,807
Investments in unconsolidated ventures at fair value	2,235	2,251
Derivative assets	—	164
Total	$51,443	$47,680

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of accrued and other liabilities as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Accrued and other liabilities:
Operating lease liability	$24,941	$22,926
Current and deferred tax liability	22,473	24,202
Accounts payable, accrued expenses and other liabilities	18,234	17,569
Interest payable	8,960	11,324
Prepaid rent and unearned revenue	6,999	7,219
Tenant security deposits	1,458	1,617
Unfunded CECL loan allowance	166	425
Other	—	219
Total	$83,231	$85,501
Investments in Unconsolidated Ventures at Fair Value
Private Funds
The Company elected to account for its indirect interests in real estate through real estate private equity funds (“PE Investments”), which interests ranged from 1.0% to 10.0% as of September 30, 2024 and December 31, 2023. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Debt
The following table presents debt as of September 30, 2024 and December 31, 2023 (dollars in thousands):

						September 30, 2024		December 31, 2023
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
BRSP 2024-FL2(3)		Non-recourse	Aug-37	SOFR + 2.47%		$583,875	$576,411	$—	$—
BRSP 2021-FL1(3)		Non-recourse	Aug-38	SOFR(4) + 1.59%		510,497	510,497	601,590	600,240
CLNC 2019-FL1(3)		Non-recourse	(5)	(4)(5)		—	—	312,337	312,305
Subtotal securitization bonds payable, net						1,094,372	1,086,908	913,927	912,545

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Sep-33	4.77%		200,000	198,941	200,000	198,871
Net lease 2(6)		Non-recourse	Jun-25	3.91%		146,403	146,770	157,216	157,819
Net lease 3		Non-recourse	Aug-26	4.08%		28,842	28,760	29,352	29,238
Net lease 4		Non-recourse	Oct-27	4.45%		21,524	21,524	21,976	21,976
Net lease 5(7)		Non-recourse	Nov-26	4.45%		16,771	16,611	17,082	16,869
Net lease 5(8)		Non-recourse	Mar-28	4.38%		11,075	10,638	11,271	10,833
Net lease 6		Non-recourse	Nov-26	4.45%		6,663	6,600	6,787	6,702
Net lease 8		Non-recourse	Nov-26	4.45%		3,088	3,059	3,146	3,107
Other real estate 1		Non-recourse	Oct-24(9)	4.47%		99,748	99,748	101,260	101,260
Other real estate 2		Non-recourse	Jan-25	4.30%		68,113	68,066	69,315	69,152
Loan 1(10)		Non-recourse	Jun-26	SOFR + 4.25%		34,466	34,466	34,466	34,466
Subtotal mortgage and other notes payable, net						636,693	635,183	651,871	650,293

Bank credit facility
Bank credit facility	$165,000	Recourse	Jan-27 (11)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1	600,000	Limited Recourse(12)	Apr-27(13)	SOFR + 2.49%	(14)	484,136	484,136	490,261	490,261
Bank 2	600,000	Limited Recourse(12)	Apr-27(15)	SOFR + 2.01%	(14)	160,847	160,847	261,753	261,753
Bank 3	400,000	(16)	June-27(17)	SOFR + 1.78%	(14)	178,966	178,966	237,985	237,985
Bank 4	400,000	Limited Recourse(12)	July-27(18)	SOFR + 1.90%	(14)	24,432	24,432	162,724	162,724
Subtotal master repurchase facilities	$2,000,000					848,381	848,381	1,152,723	1,152,723

Subtotal credit facilities						848,381	848,381	1,152,723	1,152,723

Total						$2,579,446	$2,570,472	$2,718,521	$2,715,561
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the benchmark index interest rate was converted from Compounded SOFR to Term SOFR, plus a benchmark adjustment of 11.448 basis points, conforming with the indenture agreement. As of May 26, 2023, the benchmark index interest rate for BRSP 2021-FL1 was converted from LIBOR to Term SOFR, plus a benchmark adjustment of 11.448 basis points, conforming with the indenture agreement.
(5)On August 19, 2024, the Company redeemed the outstanding securities under CLNC 2019-FL1, including the 2019-FL1 Notes, at a redemption price of $311.6 million.
(6)As of September 30, 2024, the outstanding principal of the mortgage payable was NOK 1.5 billion, which translated to $146.4 million. In July 2024, the trustee placed the property into a cash flow sweep where excess cash flow is utilized to amortize the principal of the mortgage.
(7)Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.
(8)Represents a mortgage note collateralized by three properties.
(9)The mortgage payable collateralized by Other real estate 1 matured in October 2024. The Company is currently negotiating an extension with its lender and remains current on interest payments.
(10)In June 2023, the Company completed a refinancing of Loan 1 which modified the interest rate to SOFR plus 4.25%. The current maturity of the note payable is June 2025, with a one-year extension available at the Company’s option, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(11)On January 28, 2022, the Company, through its subsidiaries, including the OP, entered into an Amended and Restated Credit Agreement. Refer to “Bank Credit Facility” within this note for more details.
(12)Recourse solely with respect to 25.0% of the financed amount.
(13)In August 2024, the maturity date was extended to April 2027.
(14)Represents the weighted average spread as of September 30, 2024. The contractual interest rate depends upon asset type and characteristics and ranges from SOFR plus 1.50% to 2.75%.
(15)The current maturity date is April 2026, with a one-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(16)Recourse is either 25.0% or 50.0% depending on loan metrics.
(17)The current maturity date is June 2025, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(18)The current maturity date is July 2025, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at September 30, 2024 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
Remaining 2024	$100,316	$—	$100,316	$—
2025	216,845	—	216,845	—
2026	89,034	—	89,034	—
2027	868,740	—	20,359	848,381
2028	10,139	—	10,139	—
2029 and thereafter	1,294,372	1,094,372	200,000	—
Total	$2,579,446	$1,094,372	$636,693	$848,381
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of September 30, 2024, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of September 30, 2024, the Company was in compliance with all of its financial covenants under the Credit Agreement.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 30, 2024, the Company had $1.3 billion carrying value of CRE debt investments and other assets financed with $1.1 billion of securitization bonds payable, net. As of December 31, 2023, the Company had $1.2 billion carrying value of CRE debt investments financed with $913.9 million of securitization bonds payable, net.
CLNC 2019-FL1
In October 2019, the Company executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.4 million of investment grade notes (the “2019-FL1 Notes”).
On August 19, 2024, the Company redeemed the outstanding securities under CLNC 2019-FL1, including the 2019-FL1 Notes, at a redemption price of $311.6 million. There was no realized gain or loss associated with the redemption. The 14 senior loan investments, with an aggregate unpaid principal balance of $477.7 million, held by CLNC 2019-FL1 were refinanced by proceeds from the issuance of the 2024-FL2 Notes (as defined below) and an existing Master Repurchase Facility.
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
BRSP 2021-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. During the nine months ended September 30, 2024, two loans held in BRSP 2021-FL1 were fully repaid, totaling $79.7 million, and four loans were partially repaid totaling $11.4 million. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At September 30, 2024, the Company had $640.5 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of September 30, 2024, the securitization reflects an advance rate of 79.7% at a weighted average cost of funds of Term SOFR plus 1.59% (before transaction costs), and is collateralized by a pool of 24 senior loan investments.
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the nine months ended September 30, 2024 and September 30, 2023. While the Company continues to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
BRSP 2024-FL2
In August 2024, the Company executed a $675.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which resulted in the sale of $583.9 million of investment grade notes (the “2024-FL2 Notes”).
BRSP 2024-FL2 includes a six-month ramp-up acquisition period that allows the Company to contribute existing or newly originated loan investments in exchange for $84.8 million in unused proceeds held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. BRSP 2024-FL2 also includes a two-year reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. As of September 30, 2024, the securitization reflects an advance rate of 86.5% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 21 senior loan investments and cash. During the three months ended September 30, 2024, one loan held in BRSP 2024-FL2 was fully repaid, totaling $19.8 million. The Company will replace the repaid loan by contributing existing or newly originated loan investments of equal value. At September 30, 2024, the Company had $570.4 million of unpaid principal balance of senior loan investments financed with BRSP 2024-FL2.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. While the Company continues to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
Master Repurchase Facilities
As of September 30, 2024, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.0 billion to finance the origination of first mortgage loans and senior loan participations secured by senior loan investments (each, a “Master Repurchase Facility” and collectively, the “Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2024, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of September 30, 2024, the Company had $1.2 billion carrying value of CRE debt investments financed with $848.4 million under the Master Repurchase Facilities. As of December 31, 2023, the Company had $1.5 billion carrying value of CRE debt investments financed with $1.2 billion under the Master Repurchase Facilities.
As of September 30, 2024 and December 31, 2023, the Company had one counterparty, Bank 1, with net exposure (collateral that exceeded amounts borrowed) totaling more than 10% of the Company’s total equity. As of September 30, 2024 and December 31, 2023, the Company’s net exposure to Bank 1 was $172.9 million and $188.3 million, respectively.
8. Related Party Arrangements
The Company had no related party transactions as of and for the nine months ended September 30, 2024 and 2023.
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
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $3.4 million and $8.7 million within compensation and benefits in the consolidated statement of operations for the three and nine months ended September 30, 2024, respectively. In connection with the share grants, the Company recognized share-based compensation expense of $5.9 million and $11.3 million within compensation and benefits in the consolidated statement of operations for the three and nine months ended September 30, 2023, respectively.
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
The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the nine months ended September 30, 2024 and 2023:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested shares at December 31, 2022	2,308,691	272,000	2,580,691	$8.47	$11.96
Granted	1,391,217	384,378	1,775,595	6.90	9.69
Vested	(888,834)	(136,000)	(1,024,834)	8.46	11.96
Forfeited	—	(136,000)	(136,000)	—	11.96
Unvested shares at March 31, 2023	2,811,074	384,378	3,195,452	7.70	9.69
Granted	93,285	—	93,285	5.36	—
Vested	(62,190)	—	(62,190)	8.04	—
Unvested shares at June 30, 2023	2,842,169	384,378	3,226,547	7.62	9.69
Forfeited	(54,362)	—	(54,362)	7.70	—
Unvested shares at September 30, 2023	2,787,807	384,378	3,172,185	7.62	9.69

Unvested shares at December 31, 2023	2,787,807	384,378	3,172,185	$7.61	$9.69
Granted	1,243,696	534,056	1,777,752	6.71	7.82
Vested	(1,326,222)	—	(1,326,222)	7.92	—
Unvested shares at March 31, 2024	2,705,281	918,434	3,623,715	7.05	8.60
Granted	79,495	—	79,495	6.29	—
Vested	(186,012)	—	(186,012)	6.21	—
Forfeited	(51,755)	—	(51,755)	7.03	—
Unvested shares at June 30, 2024	2,547,009	918,434	3,465,443	7.08	8.60
Granted	313,065	—	313,065	5.59	—
Vested	(117,157)	—	(117,157)	7.01	—
Unvested shares at September 30, 2024	2,742,917	918,434	3,661,351	6.92	8.60
Fair value of equity awards that vested during the nine months ended September 30, 2024 and September 30, 2023, determined based on their respective fair values at vesting date, was $10.9 million and $5.7 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At September 30, 2024, aggregate unrecognized compensation cost for all unvested equity awards was $17.5 million, which is expected to be recognized over a weighted-average period of 2.1 years.
10. Stockholders’ Equity
Authorized Capital
As of September 30, 2024, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of September 30, 2024 and December 31, 2023.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Dividends
During the nine months ended September 30, 2024 and 2023, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 15, 2024	March 29, 2024	April 15, 2024	$0.20
June 17, 2024	June 28, 2024	July 15, 2024	$0.20
July 30, 2024	September 30, 2024	October 15, 2024	$0.16
March 16, 2023	March 31, 2023	April 17, 2023	$0.20
June 16, 2023	June 30, 2023	July 14, 2023	$0.20
September 14, 2023	September 29, 2023	October 13, 2023	$0.20
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
During the three months ended September 30, 2024, the Company repurchased 1.2 million shares of Class A common stock at a weighted average price of $5.52 per share for an aggregate cost of $6.6 million.
As of September 30, 2024, there was $43.4 million remaining available to make repurchases under the Stock Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2023	$18,603	$(21,159)	$(2,556)
Other comprehensive loss	—	(3,594)	(3,594)
AOCI at March 31, 2024	$18,603	$(24,753)	$(6,150)
Other comprehensive income	—	1,097	1,097
AOCI at June 30, 2024	$18,603	$(23,656)	$(5,053)
Other comprehensive income	—	403	403
AOCI at September 30, 2024	$18,603	$(23,253)	$(4,650)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2022	$18,603	$(19,279)	$(676)
Other comprehensive loss	—	(3,463)	(3,463)
AOCI at March 31, 2023	$18,603	$(22,742)	$(4,139)
Other comprehensive loss	—	(1,606)	(1,606)
AOCI at June 30, 2023	$18,603	$(24,348)	$(5,745)
Other comprehensive income	—	505	505
AOCI at September 30, 2023	$18,603	$(23,843)	$(5,240)
11. Noncontrolling Interests
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities was $1.3 million and $2.1 million for the three and nine months ended September 30, 2024, respectively. Net income attributable to noncontrolling interests in the investment entities was de minimis for the three months ended September 30, 2023, and net loss attributable to noncontrolling interests in the investment entities was $0.1 million for the nine months ended September 30, 2023, respectively.
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 by level within the fair value hierarchy (dollars in thousands):

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other assets - PE Investments	$—	$—	$2,235	$2,235	$—	$—	$2,251	$2,251
Other assets - derivative assets	—	—	—	—	—	164	—	164
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
	Other assets - PE Investments
Beginning balance	$2,251	$3,035
Distributions/paydowns	(16)	(421)
Ending balance	$2,235	$2,614
As of September 30, 2024 and December 31, 2023, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of September 30, 2024 and December 31, 2023, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of September 30, 2024 and December 31, 2023, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans held for investment, net(2)(3)	$2,583,041	$2,586,341	$2,427,551	$2,937,386	$2,860,478	$2,861,358
Financial liabilities:(1)
Securitization bonds payable, net	$1,094,372	$1,086,908	$1,094,372	$913,927	$912,545	$913,927
Mortgage and other notes payable, net	636,693	635,183	584,521	651,871	650,293	627,680
Master repurchase facilities	848,381	848,381	848,381	1,152,723	1,152,723	1,152,723
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $108.1 million and $168.2 million as of September 30, 2024 and December 31, 2023, respectively.
(3)Carry value excludes CECL reserves of $155.5 million and $76.0 million as of September 30, 2024 and December 31, 2023, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2024. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of September 30, 2024, the Company believes the unpaid principal balance approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of September 30, 2024, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
During the third quarter of 2024, the Company recorded total specific CECL reserves of $9.1 million related to two multifamily loans which were subsequently charged off during the quarter following repayment of both loans. The specific CECL reserves were based on the proceeds the Company received from the repayment of the loans during the three months ended September 30, 2024.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the second quarter of 2024, the Company recorded $19.9 million of specific CECL reserves related to one office senior loan and one multifamily senior loan. The specific CECL reserves were based on the net proceeds the Company received from the repayment of one loan and the proceeds the Company received from the borrower’s sale of the property, which was supported by an executed purchase and sale agreement. Both of the loans were repaid during the three months ended June 30, 2024. Following the repayment of the office loan, the Company recognized a specific CECL reversal of $1.0 million after receiving higher than expected proceeds.
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
As of September 30, 2024, the Company no longer holds any derivative instruments.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below represents the effect of the derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 and (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2024	2023
Other gain (loss), net
Non-designated foreign exchange contracts	$(237)	$45	$695
Non-designated interest rate contracts	—	—	(2)
Total	$(237)	$45	$693
The Company did not record any other gain (loss), net attributable to derivative financial instruments for three months ended September 30, 2024.
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
As of September 30, 2024, the Company no longer holds any derivative positions.
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
14. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2024, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $104.8 million for senior loans and $3.3 million for mezzanine loans. At December 31, 2023, total unfunded lending commitments for loans held for investment were $155.4 million for senior loans and $12.8 million for mezzanine loans.
Ground Lease Obligation
The Company’s operating leases include ground leases acquired with real estate.
At September 30, 2024 and December 31, 2023, the weighted average remaining lease term was 12.1 years and 14.3 years for ground leases, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents ground lease expense, included in property operating expense, for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense:
Minimum lease expense	$790	$777	$2,366	$2,332
Variable lease expense	—	—	—	—
	$790	$777	$2,366	$2,332
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.4%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of September 30, 2024 (dollars in thousands):

Remainder of 2024	$790
2025	3,184
2026	3,186
2027	2,868
2028	2,839
2029 and thereafter	14,159
Total lease payments	27,026
Less: Present value discount	7,784
Operating lease liability (Note 6)	$19,242
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Office Lease
At September 30, 2024 and December 31, 2023, the weighted average remaining lease term was 4.6 years and 5.3 years for office leases, respectively. The office leases are located in New York, New York and Los Angeles, California.
For the three and nine months ended September 30, 2024 and 2023, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Corporate Offices
Operating lease expense:
Fixed lease expense	$315	$315	$944	$944
	$315	$315	$944	$944

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The operating lease liability for the office leases was determined using a weighted average discount rate of 2.4%. As of September 30, 2024, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices
Remainder 2024	$324
2025	1,308
2026	1,323
2027	1,339
2028	1,155
2029 and thereafter	574
Total lease payments	6,023
Less: Present value discount	324
Operating lease liability (Note 6)	$5,699

For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of September 30, 2024, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
15. Segment Reporting
The Company presents its business as one portfolio through the following business segments:
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior and mezzanine loans, and preferred equity interests as well as participations in such loans.
•Net Leased and Other Real Estate—direct investments in CRE with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of two investments with direct ownership in commercial real estate, with an emphasis on properties with stable cash flow, and four additional properties that the Company acquired through foreclosure or deed-in-lieu of foreclosure and one property that the Company consolidates as the primary beneficiary.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present segment reporting for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended September 30, 2024
Interest income	$59,166	$352	$69	$59,587
Interest expense	(38,487)	(68)	(307)	(38,862)
Property and other income	—	25,884	2,680	28,564
Property operating expense	—	(8,431)	—	(8,431)
Transaction, investment and servicing expense	(392)	52	115	(225)
Interest expense on real estate	—	(6,747)	—	(6,747)
Depreciation and amortization	—	(10,068)	(19)	(10,087)
Increase of current expected credit loss reserve	(1,001)	—	—	(1,001)
Compensation and benefits	—	—	(8,191)	(8,191)
Operating expense	(4)	(7)	(2,968)	(2,979)
Other gain, net	—	37	—	37
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	$19,282	$1,004	$(8,621)	$11,665
Income tax expense	—	(244)	—	(244)
Net income (loss)	$19,282	$760	$(8,621)	$11,421

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended September 30, 2023
Interest income	$75,544	$42	$44	$75,630
Interest expense	(43,298)	(42)	(307)	(43,647)
Property and other income	(19)	24,256	2,865	27,102
Property operating expense	—	(7,392)	—	(7,392)
Transaction, investment and servicing expense	(248)	(31)	(32)	(311)
Interest expense on real estate	—	(6,833)	—	(6,833)
Depreciation and amortization	—	(8,817)	(34)	(8,851)
Increase of current expected credit loss reserve	(7,671)	—	—	(7,671)
Compensation and benefits	—	—	(11,971)	(11,971)
Operating expense	(4)	—	(3,282)	(3,286)
Other loss, net	—	(220)	—	(220)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	$24,304	$963	$(12,717)	$12,550
Income tax expense	(27)	(131)	—	(158)
Net income (loss)	$24,277	$832	$(12,717)	$12,392

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Nine Months Ended September 30, 2024
Interest income	$189,882	$382	$204	$190,468
Interest expense	(115,944)	(204)	(914)	(117,062)
Property and other income	157	76,447	8,264	84,868
Property operating expense	—	(24,980)	—	(24,980)
Transaction, investment and servicing expense	(1,096)	(18)	(124)	(1,238)
Interest expense on real estate	—	(20,278)	—	(20,278)
Depreciation and amortization	—	(29,338)	(92)	(29,430)
Increase of current expected credit loss reserve	(115,313)	—	—	(115,313)
Impairment of operating real estate	—	(45,216)	—	(45,216)
Compensation and benefits	—	—	(26,540)	(26,540)
Operating expense	(13)	(33)	(9,139)	(9,185)
Other gain, net	—	226	—	226
Loss before equity in earnings of unconsolidated ventures and income taxes	$(42,327)	$(43,012)	$(28,341)	$(113,680)
Income tax expense	(42)	(649)	—	(691)
Net loss	$(42,369)	$(43,661)	$(28,341)	$(114,371)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Nine Months Ended September 30, 2023
Interest income	$225,488	$48	$48	$225,584
Interest expense	(129,454)	(48)	(902)	(130,404)
Property and other income	(19)	68,534	9,168	77,683
Property operating expense	—	(18,687)	—	(18,687)
Transaction, investment and servicing expense	(1,327)	(84)	(555)	(1,966)
Interest expense on real estate	—	(19,115)	—	(19,115)
Depreciation and amortization	—	(24,642)	(146)	(24,788)
Increase of current expected credit loss reserve	(76,250)	—	—	(76,250)
Compensation and benefits	—	—	(30,144)	(30,144)
Operating expense	(12)	—	(10,021)	(10,033)
Other gain, net	—	615	—	615
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	$18,426	$6,621	$(32,552)	$(7,505)
Equity in earnings of unconsolidated ventures	9,055	—	—	9,055
Income tax expense	(284)	(575)	—	(859)
Net income (loss)	$27,197	$6,046	$(32,552)	$691

Total Assets	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other(1)	Total
September 30, 2024	$2,686,338	$886,216	$265,871	$3,838,425
December 31, 2023	3,003,639	934,100	260,515	4,198,254
_________________________________________
(1)Includes PE Investments totaling $2.2 million and $2.3 million as of September 30, 2024 and December 31, 2023, respectively, and cash, unallocated receivables and deferred costs and other assets, net.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total income by geography:
United States	$83,300	$98,245	$261,219	$298,853
Europe	4,851	4,487	14,117	13,469
Total(1)	$88,151	$102,732	$275,336	$312,322

	September 30, 2024	December 31, 2023
Long-lived assets by geography:
United States	$633,915	$629,663
Europe	190,457	237,293
Total(2)	$824,372	$866,956
_________________________________________
(1)Includes interest income, property and other income and equity in earnings of unconsolidated ventures.
(2)Long-lived assets are comprised of real estate and real estate-related intangible assets, and excludes financial instruments and assets held for sale.
16. Earnings Per Share
The Company’s net loss and weighted average shares outstanding for the three and nine months ended September 30, 2024 and 2023, consist of the following (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$11,421	$12,392	$(114,371)	$691
Net income (loss) attributable to noncontrolling interests:
Investment Entities	1,308	(3)	2,134	84
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$12,729	$12,389	$(112,237)	$775

Numerator:
Dividends allocated to participating securities (non-vested shares)	$(439)	$(266)	$(1,489)	$(16)
Net income (loss) attributable to common stockholders	$12,290	$12,123	$(113,726)	$759

Denominator:
Weighted average shares outstanding - basic(1)	127,515	127,197	127,609	127,014
Weighted average shares outstanding - diluted(2)	130,144	129,986	127,609	129,730

Net income (loss) per common share - basic	$0.10	$0.10	$(0.89)	$0.01
Net income (loss) per common share - diluted	$0.09	$0.09	$(0.89)	$0.01
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,742,917 and 2,787,807 of restricted stock awards as of September 30, 2024 and September 30, 2023, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income (loss) per common share.
(2)The calculation of diluted earnings per share excludes the effect of weighted average unvested non-participating restricted shares of 2,698,185 for the nine months ended September 30, 2024 as the effect would be antidilutive.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
17. Subsequent Events
Dividends
In October 2024, the Company paid a quarterly cash dividend of $0.16 per share of its Class A common stock for the quarter ended September 30, 2024, to stockholders of record as of September 30, 2024.
Loan Origination
Subsequent to September 30, 2024, the Company originated one senior mortgage loan with a total commitment of $26.5 million, initial funding of $19.9 million and a spread of SOFR plus 3.65%.

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
•Net Leased and Other Real Estate—direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of two investments with direct ownership in commercial real estate, with an emphasis on properties with stable cash flow, four additional properties that we acquired through foreclosure or deed-in-lieu of foreclosure and one property that we consolidate as the primary beneficiary.
•Corporate and Other—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility (the “Bank Credit Facility”) and compensation and benefits. It also includes a sub-portfolio of private equity funds.
Significant Developments
During the three months ended September 30, 2024, and through October 29, 2024, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•During the third quarter of 2024, we executed a $675.0 million securitization transaction through BRSP 2024-FL2 (as defined below), contributing 22 senior floating-rate mortgages secured by 25 properties, totaling $590.2 million, which resulted in the sale of $583.9 million of investment grade notes (the “2024-FL2 Notes”). The transaction also features a two-year reinvestment period and available proceeds of $84.8 million to be used within a six-month ramp-up acquisition period from closing. The securitization reflects an initial advance rate of 86.5% at a weighted cost of funds of Term SOFR plus 2.47% (before transaction costs). See “Liquidity and Capital Resources” below for further discussion;
•On August 19, 2024, we redeemed the outstanding securities under CLNC 2019-FL1, including the investment grade notes issued thereunder (the “2019-FL1 Notes”), at a redemption price of $311.6 million. The 14 senior loan investments, with an aggregate unpaid principal balance of $477.7 million, held by CLNC 2019-FL1 (as defined below) were refinanced by the issuance of the securities under BRSP 2024-FL2, including the 2024-FL2 Notes, and with an existing Master Repurchase Facility;
•Repurchased 1.2 million shares of our Class A common stock at a weighted average price of $5.52 for an aggregate cost of $6.6 million;
•As of the date of this report, we have approximately $416.0 million of liquidity, consisting of $251.0 million cash and cash equivalents on hand and $165.0 million available on our Bank Credit Facility; and
•Declared and paid a third quarter dividend of $0.16 per share on October 15, 2024.

Our Portfolio
•For the three months ended September 30, 2024, we:
◦Received loan repayment proceeds of $126.6 million from ten loans;
◦Recorded a net decrease in our general CECL reserves of $16.1 million. At September 30, 2024, our general CECL reserve for our outstanding loans and future loan funding commitments is $155.7 million, which is 5.78% of the aggregate commitment amount of our loan portfolio. We also recorded total specific CECL reserves of $9.1 million related to two multifamily loans which were subsequently charged off during the quarter following repayment. We have no specific CECL reserve at September 30, 2024;
◦Reduced the total number of watchlist loans (loans with a risk ranking of 4 or 5) by three (refer to “Our Portfolio” for further discussion):
▪Removed four loans with an aggregate unpaid principal balance of $128.8 million;
▪Added one loan with an unpaid principal balance of $39.8 million;
◦Extended 25 loans eligible for certain maturity events, which represent $680.1 million of unpaid principal balance at September 30, 2024;
◦Sold one office property and received net proceeds of $19.1 million and recognized a realized gain of $0.1 million; and
•Subsequent to September 30, 2024, we:
◦Originated one senior mortgage loan with a total commitment of $26.5 million, initial funding of $19.9 million a spread of SOFR plus 3.65%.
Financial Results
•Generated GAAP net income of $12.7 million, or $0.10 per basic and $0.09 per diluted share, Distributable Earnings of $17.9 million, or $0.14 per share and Adjusted Distributable Earnings of $27.0 million or $0.21 per share for the three months ended September 30, 2024. Distributable Earnings and Adjusted Distributable Earnings are non-GAAP financial measures. A reconciliation of these measures to net income/(loss) attributable to the Company’s common stockholders is in the section “Non-GAAP Supplemental Financial Measures” below.
Trends Affecting Our Business
Global Markets
Although global markets showed signs of stabilization and inflationary pressure may be moderating due to increased interest rates through the end of 2023, CRE value uncertainties, aftershock of the COVID-19 pandemic and geopolitical unrest continue to contribute to market volatility. Generationally high interest rates have continued to negatively impact transaction activity in the real estate market and correspondingly the loan financing and refinancing opportunities. While the Federal Reserve lowered interest rates in the second half of 2024, it is uncertain as to when, how many and by how much subsequent interest rate cuts will be made. To the extent certain of our borrowers are experiencing significant financial dislocation as a result of economic conditions, we have and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. The market for office properties was particularly negatively impacted by the COVID-19 pandemic and continues to experience headwinds driven by the normalization of work from home and hybrid work arrangements and elevated costs to operate or reconfigure office properties. Although “return to office” mandates are on the rise, the demand for office space generally remains lower than pre-COVID-19 pandemic levels and has driven rising vacancy rates. Given the continuing uncertainty in the office market, there is risk of future valuation impairment or investment loss on our loans secured by office properties. Similarly, these trends may impact our ability to manage debt covenant tests, maturity dates and/or seek suitable refinancing opportunities on certain of our office property equity investments, which may adversely impact valuation assessments and cash flow generated by such investments.
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

Our Portfolio
As of September 30, 2024, our portfolio consisted of 92 investments representing approximately $3.4 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans consisted of 76 senior and mezzanine loans with a weighted average cash coupon of 3.4% and a weighted average all-in unlevered yield of 8.2%. Our net leased and other real estate consisted of approximately 6.9 million total square feet of space and total third quarter 2024 NOI of that portfolio was approximately $17.3 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of September 30, 2024, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	73	$2,530,961	$2,530,961	$664,006	$664,006
Mezzanine loans	3	55,371	55,371	55,371	55,371
Subtotal	76	2,586,332	2,586,332	719,377	719,377
Net leased real estate	8	523,399	523,399	89,036	89,036
Other real estate	7	305,206	293,008	117,545	117,827
Private equity interests	1	2,235	2,235	2,235	2,235
Total/Weighted average Our Portfolio	92	$3,417,172	$3,404,974	$928,193	$928,475
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of September 30, 2024.
(3)Net carrying value represents carrying value less any associated financing as of September 30, 2024.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of September 30, 2024.
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
At September 30, 2024, our weighted average risk ranking remained unchanged at 3.2 compared to June 30, 2024. During the third quarter of 2024, we had the following risk ranking activity for risk ranked 4 and 5 assets:
•Repayments: two multifamily loans with risk rankings of 4 were resolved;
•Upgrades: one multifamily loan was upgraded to a risk ranking of 3 from a risk ranking of 4;
•Downgrades: one multifamily loan was downgraded to a risk ranking of 5 from a risk ranking of 4 and another multifamily loan was downgraded to a risk ranking of 4 from a risk ranking of 3;
•Other: one multifamily loan with a risk ranking of 4 was consolidated as real estate and removed from loans held for investment, net.
Senior and Mezzanine Loans
The following tables provide a summary of our senior and mezzanine loans based on our internal risk rankings, collateral property type and geographic distribution as of September 30, 2024 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans	Mezzanine loans	Total	% of Total
3	67	$2,074,575	$55,371	$2,129,946	82.3%
4	7	278,054	—	278,054	10.8%
5	2	178,332	—	178,332	6.9%
	76	$2,530,961	$55,371	$2,586,332	100.0%

Weighted average risk ranking					3.2
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of September 30, 2024.

		Carrying value (at BRSP share)
Collateral property type	Count	Senior loans	Mezzanine loans	Total	% of Total
Multifamily	42	$1,277,071	$29,840	$1,306,911	50.5%
Office	24	814,182	13,081	827,263	32.0%
Hotel	3	208,100	12,450	220,550	8.5%
Other (Mixed-use)(1)	5	195,945	—	195,945	7.6%
Industrial	2	35,663	—	35,663	1.4%
Total	76	$2,530,961	$55,371	$2,586,332	100.0%
_________________________________________
(1)Other includes commercial and residential development assets.

		Carrying value (at BRSP share)
Region	Count	Senior loans	Mezzanine loans	Total	% of Total
US West	33	$1,149,097	$29,840	$1,178,937	45.5%
US Southwest	28	898,614	—	898,614	34.9%
US Northeast	9	311,519	25,531	337,050	13.0%
US Southeast	6	171,731	—	171,731	6.6%
Total	76	$2,530,961	$55,371	$2,586,332	100.0%

The following table provides asset level detail for our senior and mezzanine loans as of September 30, 2024 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Multifamily
Loan 1(6)	Senior	6/18/2019	Santa Clara, CA	$57,442	$57,443	Floating	5.5%	10.3%	2/19/2025	69%	4
Loan 2	Senior	5/17/2022	Las Vegas, NV	55,131	54,866	Floating	2.0%	8.4%	6/9/2027	74%	3
Loan 3	Senior	3/8/2022	Austin, TX	50,424	50,324	Floating	3.3%	8.1%	3/9/2027	75%	3
Loan 4	Senior	7/19/2021	Dallas, TX	50,333	50,200	Floating	3.4%	8.2%	8/9/2026	74%	3
Loan 5	Senior	5/26/2021	Las Vegas, NV	47,364	47,123	Floating	3.5%	8.3%	6/9/2026	70%	4
Loan 6	Senior	3/31/2022	Louisville, KY	43,383	43,300	Floating	3.7%	8.5%	4/9/2027	72%	3
Loan 7	Senior	7/15/2021	Jersey City, NJ	43,108	43,000	Floating	3.1%	8.0%	8/9/2026	66%	3
Loan 8	Senior	3/22/2021	Fort Worth, TX	42,353	42,245	Floating	3.6%	8.4%	4/9/2026	100%	5
Loan 9	Senior	7/15/2021	Dallas, TX	40,338	40,338	Floating	3.2%	8.1%	8/9/2026	77%	3
Loan 10	Senior	12/7/2021	Denver, CO	39,835	39,835	Floating	3.3%	8.5%	12/9/2026	74%	4
Subtotal top 10 multifamily				$469,711	$468,674	18% of total loans

Loan 11	Senior	3/31/2022	Long Beach, CA	$39,536	$39,536	Floating	3.4%	8.2%	4/9/2027	80%	3
Loan 12	Senior	7/12/2022	Irving, TX	38,155	38,155	Floating	3.6%	8.4%	8/9/2027	75%	3
Loan 13	Senior	12/21/2020	Austin, TX	36,850	36,850	Floating	3.2%	8.1%	1/9/2026	54%	3
Loan 14	Senior	1/18/2022	Dallas, TX	36,704	36,564	Floating	3.5%	8.3%	2/9/2027	75%	3
Loan 15	Senior	1/12/2022	Los Angeles, CA	36,311	36,361	Floating	3.4%	8.5%	2/9/2027	76%	3
Loan 16	Senior	7/29/2021	Phoenix, AZ	33,325	33,325	Floating	3.4%	8.2%	8/9/2026	73%	3
Loan 17	Senior	3/31/2021	Mesa, AZ	32,027	31,790	Floating	3.8%	11.7%	4/9/2026	71%	3
Loan 18	Senior	4/29/2021	Las Vegas, NV	30,309	30,307	Floating	3.2%	8.1%	5/9/2026	76%	3
Loan 19	Senior	4/15/2022	Mesa, AZ	30,108	30,160	Floating	3.4%	8.5%	5/9/2027	75%	3
Loan 20	Mezzanine	2/8/2022	Las Vegas, NV	29,840	29,857	Fixed	7.0%	12.3%	2/8/2027	56% - 79%	3
Subtotal top 20 multifamily				$812,876	$811,579	31% of total loans

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Loan 21	Senior	2/17/2022	Long Beach, CA	$29,590	$29,590	Floating	3.4%	8.2%	3/9/2027	71%	3
Loan 22	Senior	7/13/2021	Plano, TX	29,433	29,337	Floating	3.2%	8.7%	2/9/2025	75%	3
Loan 23	Senior	8/31/2021	Glendale, AZ	28,632	28,639	Floating	3.3%	8.5%	9/9/2026	75%	3
Loan 24	Senior	5/27/2021	Houston, TX	27,600	27,600	Floating	3.1%	8.0%	6/9/2026	67%	3
Loan 25	Senior	12/16/2021	Fort Mill, SC	27,366	27,366	Floating	3.3%	8.4%	1/9/2027	71%	3
Loan 26	Senior	12/21/2021	Phoenix, AZ	25,568	25,596	Floating	3.6%	8.8%	1/9/2027	75%	3
Loan 27	Senior	7/12/2022	Irving, TX	25,247	25,247	Floating	3.6%	8.4%	8/9/2027	72%	3
Loan 28	Senior	3/8/2022	Glendale, AZ	25,005	25,046	Floating	3.5%	8.6%	3/9/2027	73%	3
Loan 29	Senior	3/31/2022	Phoenix, AZ	23,815	23,847	Floating	3.7%	8.8%	4/9/2027	74%	3
Loan 30	Senior	11/4/2021	Austin, TX	23,340	23,353	Floating	3.4%	8.5%	11/9/2026	78%	3
Loan 31	Senior	7/13/2021	Oregon City, OR	22,154	22,096	Floating	3.4%	8.2%	8/9/2026	73%	3
Loan 32	Senior	6/22/2021	Phoenix, AZ	22,136	22,136	Floating	3.3%	8.1%	7/9/2026	71%	3
Loan 33	Senior	7/1/2021	Aurora, CO	21,158	21,155	Floating	3.2%	8.1%	7/9/2026	73%	3
Loan 34	Senior	1/12/2022	Austin, TX	20,187	20,187	Floating	3.4%	8.2%	2/9/2027	76%	3
Loan 35	Senior	8/6/2021	La Mesa, CA	19,752	19,752	Floating	3.0%	7.8%	8/9/2025	72%	3
Loan 36	Senior	12/21/2021	Gresham, OR	19,455	19,455	Floating	3.6%	8.5%	1/9/2027	76%	3
Loan 37	Senior	9/1/2021	Bellevue, WA	19,308	19,308	Floating	3.0%	7.9%	9/9/2025	71%	3
Loan 38	Senior	5/5/2022	Charlotte, NC	18,500	18,500	Floating	3.5%	8.3%	5/9/2027	70%	3
Loan 39	Senior	7/14/2021	Salt Lake City, UT	18,362	18,315	Floating	3.4%	8.2%	8/9/2026	73%	3
Loan 40	Senior	4/29/2022	Tacoma, WA	18,192	18,192	Floating	3.0%	7.8%	5/9/2027	64%	3
Loan 41	Senior	6/25/2021	Phoenix, AZ	17,590	17,590	Floating	3.2%	8.1%	7/9/2026	75%	3
Loan 42	Senior	3/8/2022	Glendale, AZ	11,645	11,664	Floating	3.5%	8.6%	3/9/2027	73%	3
Total/Weighted average multifamily loans				$1,306,911	$1,305,550	51% of total loans	3.5%	8.6%	2.0 years		3.2

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Office
Loan 43	Senior	1/19/2021	Phoenix, AZ	$76,100	$76,100	Floating	3.7%	8.5%	2/9/2026	70%	3
Loan 44	Senior	12/7/2018	Carlsbad, CA	75,797	75,491	Floating	3.9%	9.2%	12/9/2024	75%	3
Loan 45	Senior	8/28/2018	San Jose, CA	74,071	74,071	Floating	2.6%	7.4%	8/28/2025	81%	3
Loan 46	Senior	2/13/2019	Baltimore, MD	58,606	58,606	Floating	3.6%	8.5%	2/9/2025	74%	3
Loan 47	Senior	11/23/2021	Tualatin, OR	41,769	40,944	Floating	1.5%	9.2%	12/9/2026	66%	4
Loan 48	Senior	5/23/2022	Plano, TX	40,802	40,720	Floating	4.3%	9.1%	6/9/2027	64%	3
Loan 49	Senior	4/27/2022	Plano, TX	40,272	40,194	Floating	4.1%	8.9%	5/9/2027	70%	3
Loan 50	Senior	9/28/2021	Reston, VA	39,379	39,011	Floating	2.1%	9.0%	10/9/2026	71%	4
Loan 51	Senior	11/17/2021	Dallas, TX	38,013	38,013	Floating	4.0%	8.8%	12/9/2025	61%	4
Loan 52	Senior	4/7/2022	San Jose, CA	33,906	33,906	Floating	4.2%	9.0%	4/9/2027	70%	3
Subtotal top 10 office loans				$518,715	$517,056	20% of total loans

Loan 53	Senior	4/30/2021	San Diego, CA	$33,375	$33,375	Floating	3.6%	8.5%	5/9/2026	55%	3
Loan 54	Senior	3/31/2022	Blue Bell, PA	28,680	28,680	Floating	4.2%	9.0%	4/9/2025	80%	3
Loan 55	Senior	10/21/2021	Blue Bell, PA	28,568	28,568	Floating	3.8%	8.6%	4/9/2025	78%	3
Loan 56	Senior	2/26/2019	Charlotte, NC	27,653	27,653	Floating	3.3%	8.2%	7/9/2025	72%	3
Loan 57	Senior	12/7/2021	Hillsboro, OR	26,691	26,691	Floating	4.0%	9.1%	12/9/2024	71%	3
Loan 58	Senior	9/16/2019	San Francisco, CA	24,001	24,001	Floating	3.3%	8.1%	10/9/2024	54%	3
Loan 59	Senior	7/30/2021	Denver, CO	23,627	23,627	Floating	4.4%	9.3%	8/9/2026	66%	3
Loan 60	Senior	8/27/2019	San Francisco, CA	22,716	22,716	Floating	2.9%	7.8%	3/9/2025	84%	3
Loan 61	Senior	10/29/2020	Denver, CO	17,937	17,937	Floating	3.7%	8.6%	11/9/2025	64%	3
Loan 62	Senior	10/13/2021	Burbank, CA	16,629	16,639	Floating	4.0%	9.2%	11/9/2026	51%	3
Subtotal top 20 office loans				$768,592	$766,943	30% of total loans

Loan 63	Senior	8/31/2021	Los Angeles, CA	$15,888	$15,888	Floating	4.6%	9.5%	9/9/2026	58%	3
Loan 64	Senior	11/16/2021	Charlotte, NC	15,450	15,466	Floating	4.5%	9.7%	12/9/2026	67%	3
Loan 65	Senior	11/10/2021	Richardson, TX	14,252	14,220	Floating	4.1%	9.3%	12/9/2026	71%	4
Loan 66(7)	Mezzanine	2/13/2023	Baltimore, MD	13,081	13,081	n/a(7)	n/a(7)	n/a(7)	2/7/2025	74% - 75%	3
Total/Weighted average office loans				$827,263	$825,598	32% of total loans	3.5%	8.6%	1.3 years		3.2

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Hotel
Loan 67(8)	Senior	1/2/2018	San Jose, CA	$135,979	$135,979	n/a(8)	n/a(8)	n/a(8)	11/9/2026	76%	5
Loan 68	Senior	6/25/2018	Englewood, CO	72,121	72,000	Floating	3.5%	8.6%	2/9/2025	68%	3
Loan 69	Mezzanine	1/9/2017	New York, NY	12,450	12,330	Floating	11.0%	15.8%	10/9/2024	67% - 80%	3
Total/Weighted average hotel loans				$220,550	$220,309		1.8%	3.7%	1.4 years		4.2

Other (Mixed-use)
Loan 70	Senior	10/24/2019	Brooklyn, NY	$77,801	$77,802	Floating	4.2%	9.0%	11/9/2024	79%	3
Loan 71	Senior	1/13/2022	New York, NY	46,090	46,090	Floating	3.5%	8.3%	2/9/2027	76%	3
Loan 72	Senior	6/2/2021	South Pasadena, CA	33,894	33,808	Floating	5.0%	10.0%	6/9/2026	71%	3
Loan 73	Senior	5/3/2022	Brooklyn, NY	28,665	28,665	Floating	4.4%	9.2%	5/9/2027	68%	3
Loan 74	Senior	4/3/2024	South Pasadena, CA	$9,495	$9,495	Floating	9.8%	15.1%	10/9/2024	84%	3
Total/Weighted average other (mixed-use) loans				$195,945	$195,860		4.4%	9.3%	1.3 years		3.0

Industrial
Loan 75	Senior	7/13/2022	Ontario, CA	$24,069	$24,131	Floating	3.3%	8.5%	8/9/2027	66%	3
Loan 76	Senior	3/21/2022	Commerce, CA	11,594	11,594	Floating	3.3%	8.1%	4/9/2027	60%	3
Total/Weighted average industrial loans				$35,663	$35,725		3.3%	8.4%	2.7 years		3.0

Total/Weighted average senior and mezzanine loans - Our Portfolio				$2,586,332	$2,583,042		3.4%	8.2%	1.7 years		3.2
_________________________________________
(1)Represents carrying values at our share as of September 30, 2024.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include Secured Overnight Financing Rate (“SOFR”), which was 4.85% as of September 30, 2024.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment-in-kind interest income and the accrual of origination and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of September 30, 2024 for weighted average calculations.
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
(5)On a quarterly basis, our senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of September 30, 2024.
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
(7)Loan 66 was placed on nonaccrual status in April 2024; as such, no income is being recognized.
(8)Loan 67 was placed on nonaccrual status in June 2024; as such, no income is being recognized.

At September 30, 2024, our general CECL reserve for our outstanding loans and future loan funding commitments is $155.7 million, which is 5.78% of the aggregate commitment amount of our loan portfolio. This represents a decrease of $16.1 million from $171.8 million or 5.97% of the aggregate commitment amount of our loan portfolio at June 30, 2024. The decrease in our general CECL reserve was primarily driven by risk ranked 4 loan repayments as well as the charge-off of reserves for the consolidation of a multifamily loan in Arlington, Texas. During the three months ended September 30, 2024, we recorded total specific CECL reserves of $9.1 million related to two multifamily loans which were subsequently charged off during the quarter following repayment of both loans. As a result, we have no specific CECL reserve at September 30, 2024.
Net Leased and Other Real Estate
Our net leased real estate investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity. As part of our net leased real estate strategy, we explore a variety of real estate investments including multi-tenant office, multifamily, student housing and industrial. Additionally, we have two investments in direct ownership of commercial real estate and own these operating real estate investments through joint ventures with one or more partners. We also own four properties included in other real estate that were acquired through deeds-in-lieu of foreclosure and foreclosure and consolidate one property after being deemed the primary beneficiary of the variable interest entity holding it.
As of September 30, 2024, $816.4 million or 24.0% of our assets were invested in net leased and other real estate properties and these properties were 88.1% occupied. The following table presents our net leased and other real estate investments as of September 30, 2024 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the three months ended September 30, 2024(3)
Net leased real estate	8	$523,399	$12,424
Other real estate	7	293,008	4,906
Total/Weighted average net leased and other real estate	15	$816,407	$17,330
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of September 30, 2024; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of September 30, 2024:

	Collateral type	City, State	Number of properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)	Principal amount of debt(4)	Final debt maturity date
Net leased real estate
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	13.9	$200,000	Sep-33
Net lease 2(5)	Office	Stavanger, Norway	1	1,290,926 RSF	100%	5.7	146,403	Jun-25
Net lease 3	Office	Aurora, CO	1	183,529 RSF	100%	3.2	28,842	Aug-26
Net lease 4	Office	Indianapolis, IN	1	338,000 RSF	100%	6.3	21,524	Oct-27
Net lease 5(5)(6)	Retail	Various - U.S.	7	319,600 RSF	100%	3.2	27,846	Nov-26 & Mar-28
Net lease 6(5)	Retail	Keene, NH	1	45,471 RSF	100%	4.3	6,663	Nov-26
Net lease 7	Retail	South Portland, ME	1	52,900 RSF	100%	7.3	—	—
Net lease 8(5)	Retail	Fort Wayne, IN	1	50,000 RSF	100%	0.9	3,088	Nov-26
Total/Weighted average net leased real estate			15	5,067,769 RSF	100%	9.2	$434,366

Other real estate
Other real estate 1(5)	Office	Creve Coeur, MO	7	847,604 RSF	83%	3.6	$94,761	Oct-24(8)
Other real estate 2(5)	Office	Warrendale, PA	5	496,440 RSF	85%	5.4	60,621	Jan-25
Other real estate 3	Multifamily	Arlington, TX	1	436 Units	67%	n/a	—	—
Other real estate 4(7)	Multifamily	Phoenix, AZ	1	236 Units	91%	n/a	—	—
Other real estate 5(7)	Office	Long Island City, NY	1	128,195 RSF	6%	7.5	—	—
Other real estate 6(7)	Office	Long Island City, NY	1	220,872 RSF	31%	4.4	—	—
Other real estate 7(5)(7)	Office	Oakland, CA	1	90,693 RSF	42%	2.6	—	—
Total/Weighted average other real estate			17	n/a	67%	4.8	$155,382

Total net leased and other real estate			32
_________________________________________
(1)Rentable square feet based on carrying value at our share as of September 30, 2024.
(2)Represents the percent leased as of September 30, 2024. Weighted average calculation based on carrying value at our share as of September 30, 2024.
(3)Based on in-place leases (defined as occupied and paying leases) as of September 30, 2024, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of September 30, 2024.
(4)Represents principal amount of debt at our share as of September 30, 2024.
(5)Represents a property where we recorded impairment during the three months ended June 30, 2024. For Net lease 5, three individual properties were impaired.
(6)Net lease 5 consists of two separate mortgage notes.
(7)Property was acquired through a deed-in-lieu of foreclosure.
(8)The mortgage payable collateralized by Other real estate 1 matured in October 2024. We are currently negotiating an extension with our lender and remain current on interest payments.

Results of Operations
The following table summarizes our portfolio results of operations for the three months ended September 30, 2024 and June 30, 2024 (dollars in thousands):

	Three Months Ended September 30,	Three Months Ended June 30,	Q3 ‘24 vs Q2 ‘24	Increase (Decrease)
	2024	2024	Amount	%
Net interest income
Interest income	$59,587	$63,318	$(3,731)	(5.9)%
Interest expense	(38,862)	(38,066)	(796)	2.1%
Net interest income	20,725	25,252	(4,527)	(17.9)%

Property and other income
Property operating income	26,051	25,178	873	3.5%
Other income	2,513	2,921	(408)	(14.0)%
Total property and other income	28,564	28,099	465	1.7%

Expenses
Property operating expense	8,431	7,903	528	6.7%
Transaction, investment and servicing expense	225	391	(166)	(42.5)%
Interest expense on real estate	6,747	6,748	(1)	—%
Depreciation and amortization	10,087	8,953	1,134	12.7%
Increase of current expected credit loss reserve	1,001	39,901	(38,900)	(97.5)%
Impairment of operating real estate	—	45,216	(45,216)	100.0%
Compensation and benefits	8,191	9,578	(1,387)	(14.5)%
Operating expense	2,979	3,008	(29)	(1.0)%
Total expenses	37,661	121,698	(84,037)	(69.1)%

Other income
Other gain (loss), net	37	(142)	179	(126.1)%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	11,665	(68,489)	80,154	(117.0)%
Income tax expense	(244)	(194)	(50)	25.8%
Net income (loss)	$11,421	$(68,683)	$80,104	(116.6)%

Comparison of Three Months Ended September 30, 2024 and June 30, 2024
Net Interest Income
Interest income
Interest income decreased by $3.7 million to $59.6 million for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024. The decrease was primarily due to $2.4 million from one loan placed on nonaccrual status during the three months ended June 30, 2024 and $1.2 million from loan repayments.
Interest expense
Interest expense decreased by $0.8 million to $38.9 million for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024. The decrease was primarily due to the $2.3 million net impact of executing the BRSP 2024-FL2 (as defined below) financing and subsequent unwinding of the CLNC 2019-FL1 (as defined below) securitization trust following the redemption of all outstanding securities thereunder, partially offset by $1.0 million from financing paydowns and $0.5 million in lower financing costs during the three months ended September 30, 2024.

Property and other income
Property operating income
Property operating income increased by $0.9 million to $26.1 million for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024. The increase was primarily due to the consolidation of a multifamily property in the third quarter of 2024 that was previously classified as a loan.
Other income
Other income decreased by $0.4 million to $2.5 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024, primarily due to a one-time income item recognized during the three months ended June 30, 2024.
Expenses
Property operating expense
Property operating expense increased by $0.5 million to $8.4 million for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024. The increase was primarily due to $1.0 million from the consolidation of a multifamily property in the third quarter of 2024 that was previously classified as a loan, partially offset by $0.6 million related to the sale of a real estate property in the third quarter of 2024.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.2 million to $0.2 million for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, primarily due to lower franchise tax expense.
Interest expense on real estate
Interest expense on real estate decreased by a de minimis amount for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024.
Depreciation and amortization
Depreciation and amortization expense increased by $1.1 million to $10.1 million for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024. The increase was primarily due to the consolidation of a multifamily property in the third quarter of 2024 that was previously classified as a loan.
Increase of current expected credit loss reserve
We recorded total CECL reserves of $1.0 million during the three months ended September 30, 2024, comprised of $9.1 million relating to two multifamily loans which were both charged off in the same period during repayment and offset by a $8.1 million decrease in the general reserves. We recorded total CECL reserves of $39.9 million during the three months ended June 30, 2024, which was comprised of $28.1 million of general reserves and $11.8 million of specific reserves. The specific CECL reserve related to a senior office loan which was subsequently charged off during the quarter following repayment.
Impairment of operating real estate
There was no impairment recorded during the three months ended September 30, 2024. During the three months ended June 30, 2024, we recorded impairment of $45.2 million relating to three office properties following a reduction in the current expected holding period in connection with the review and preparations of our quarterly financials.
Compensation and benefits
Compensation and benefits decreased by $1.4 million to $8.2 million for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, primarily due to lower compensation-related expenses during the three months ended September 30, 2024.
Operating expense
Operating expense decreased by a de minimis amount for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024.

Other income
Other gain (loss), net
Other loss, net decreased by $0.2 million to other gain, net for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, primarily due to a realized gain on the sale of a real estate property in the third quarter of 2024.
Income tax expense
Income tax expense increased by $0.1 million to $0.2 million for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024 primarily due to an increase in taxable income.

The following table summarizes our portfolio results of operations for the nine months ended September 30, 2024 and September 30, 2023 (dollars in thousands):

	Nine Months Ended September 30,	Nine Months Ended September 30,	Q3 ‘24 vs Q3 ‘23	Increase (Decrease)
	2024	2023	Amount	%
Net interest income
Interest income	$190,468	$225,584	$(35,116)	(15.6)%
Interest expense	(117,062)	(130,404)	13,342	(10.2)%
Net interest income	73,406	95,180	(21,774)	(22.9)%

Property and other income
Property operating income	76,334	68,525	7,809	11.4%
Other income	8,534	9,158	(624)	(6.8)%
Total property and other income	84,868	77,683	7,185	9.2%

Expenses
Property operating expense	24,980	18,687	6,293	33.7%
Transaction, investment and servicing expense	1,238	1,966	(728)	(37.0)%
Interest expense on real estate	20,278	19,115	1,163	6.1%
Depreciation and amortization	29,430	24,788	4,642	18.7%
Increase of current expected credit loss reserve	115,313	76,250	39,063	51.2%
Impairment of operating real estate	45,216	—	45,216	100.0%
Compensation and benefits	26,540	30,144	(3,604)	(12.0)%
Operating expense	9,185	10,033	(848)	(8.5)%
Total expenses	272,180	180,983	91,197	50.4%

Other income
Other gain, net	226	615	(389)	(63.3)%
Loss before equity in earnings of unconsolidated ventures and income taxes	(113,680)	(7,505)	(106,175)	1414.7%
Equity in earnings of unconsolidated ventures	—	9,055	(9,055)	(100.0)%
Income tax expense	(691)	(859)	168	(19.6)%
Net income (loss)	$(114,371)	$691	$(115,062)	(16651.5)%

Comparison of Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023
Net Interest Income
Interest income
Interest income decreased by $35.1 million to $190.5 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was primarily due to $27.2 million from loan repayments, $11.3 million from loans placed on nonaccrual status, $5.7 million from defaulted loans where we acquired five properties through deeds-in-lieu and foreclosure and one loan consolidated as real estate. This was partially offset by $7.5 million from higher interest rates.

Interest expense
Interest expense decreased by $13.3 million to $117.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was primarily due to $22.9 million in repayments/unwinding of the CLNC 2019-FL1 securitization trust following the redemption of all outstanding securities thereunder, partially offset by an increase of $6.2 million relating to the financing under BRSP 2024-FL2, $3.0 million from additional financing draws and $1.2 million in lower deferred financing costs.
Property and other income
Property operating income
Property operating income increased by $7.8 million to $76.3 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily driven by property acquisitions during 2023 and 2024.
Other income
Other income decreased by $0.6 million to $8.5 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily driven by lower income on money market investments.
Expenses
Property operating expense
Property operating expense increased by $6.3 million to $25.0 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily driven by property acquisitions during 2023 and 2024.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.7 million to $1.2 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily due to costs associated with a secondary offering of shares of our Class A common stock in the first quarter of 2023.
Interest expense on real estate
Interest expense on real estate increased by $1.2 million to $20.3 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily due to amortization income recorded on above-market debt during the nine months ended September 30, 2023.
Depreciation and amortization
Depreciation and amortization expense increased by $4.6 million to $29.4 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily driven by property acquisitions during 2023 and 2024.
Increase of CECL reserve
We recorded total CECL reserves of $115.3 million during the nine months ended September 30, 2024, which is comprised of $87.3 million of general reserves and $28.0 million of specific reserves. The increase in our general CECL reserve was primarily driven by the macroeconomic conditions, as well as specific inputs on certain office and multifamily properties utilized in our general CECL model. The specific CECL reserves related to three senior multifamily loans and the development mezzanine loan that were all repaid during the nine months ended September 30, 2024. We recorded total CECL reserves of $76.3 million during the nine months ended September 30, 2023, primarily driven by an increase of specific reserves related to three office loans and the development mezzanine loan.

Impairment of operating real estate
During the nine months ended September 30, 2024, we recorded impairment of $45.2 million on three office properties following a reduction in the current expected holding period in connection with the review and preparations of our quarterly financials. There was no impairment recorded during the nine months ended September 30, 2023.
Compensation and benefits
Compensation and benefits decreased by $3.6 million to $26.5 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily driven by lower stock compensation expense.
Operating expense
Operating expense decreased by $0.8 million to $9.2 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to lower third party costs.
Other income
Other gain, net
Other gain, net decreased by $0.4 million to $0.2 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This was primarily due to lower unrealized gains on foreign currency hedges. As of September 30, 2024, we hold no foreign currency hedges.
Equity in earnings of unconsolidated ventures
We did not record equity in earnings of unconsolidated ventures during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we realized a one-time gain from our ratable share of dispute resolution proceeds of approximately $9.0 million from the senior mezzanine lender of the Development Mezzanine Loan in connection with our prior Los Angeles, California mixed-use project and retained B-participation investment. In connection with the settlement, effective January 26, 2023, we have no further interest in the loan or investment.
Income tax expense
Income tax expense decreased by $0.2 million to $0.7 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 primarily due to a decrease in taxable income.
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
The following tables present a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders (dollars and share amounts in thousands, except per share data) for the three months ended September 30, 2024 and 2023, June 30, 2024 and 2023 and March 31, 2024 and 2023:

	Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$12,729	$(67,860)	$(57,103)
Adjustments:
Non-cash equity compensation expense	3,422	3,150	2,170
Depreciation and amortization	10,196	9,120	10,531
Net unrealized loss (gain):
Impairment of operating real estate	—	45,216	—
Other unrealized loss (gain) on investments	—	278	(151)
General CECL reserves	(8,102)	28,096	67,284
Gain on sales of real estate, preferred equity and investments in unconsolidated joint ventures	(144)	—	—
Adjustments related to noncontrolling interests	(169)	(1,029)	(189)
Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$17,932	$16,971	$22,542
Distributable Earnings per share(1)	$0.14	$0.13	$0.17

Adjustments:
Specific CECL reserves	$9,102	$11,804	$7,128
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$27,034	$28,775	$29,670
Adjusted Distributable Earnings per share(1)	$0.21	$0.22	$0.23
Weighted average number of shares of Class A common stock(1)	130,144	130,665	130,100
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares.

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$12,389	$(7,486)	$(4,127)
Adjustments:
Non-cash equity compensation expense	5,855	3,102	2,295
Depreciation and amortization	8,931	7,728	6,556
Net unrealized loss (gain):
Other unrealized loss (gain) on investments	1,107	(89)	(550)
General CECL reserves	2,880	18,048	(15,394)
Adjustments related to noncontrolling interests	(182)	(185)	(258)
Distributable Earnings (Loss) attributable to BrightSpire Capital, Inc. common stockholders	$30,980	$21,118	$(11,478)
Distributable Earnings (Loss) per share(1)	$0.24	$0.16	$(0.09)

Adjustments:
Specific CECL reserves	$4,791	$10,918	$55,007
Fair value adjustments	—	—	(9,055)
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$35,771	$32,036	$34,474
Adjusted Distributable Earnings per share(1)	$0.28	$0.25	$0.27
Weighted average number of shares of Class A common stock(1)	129,986	129,992	129,202
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares.
Undepreciated Book Value Per Share
We believe that presenting undepreciated book value per share is a more useful and consistent measure of the value of our current portfolio and operations for our investors. It additionally enhances the comparability to our peers who do not hold real estate investments. Undepreciated book value per share excludes our share of accumulated depreciation and amortization on real estate investments (including related intangible assets and liabilities). It also excludes our share of the carrying value (including any related foreign currency translation) on certain net leased and other real estate office properties whose non-recourse mortgages mature within 12 months. Our ability to refinance at their maturity dates is burdened by the current interest rate environment, lenders’ aversion to finance or refinance office properties and/or associated improvements or paydowns potentially demanded at such properties. Loan maturity defaults can lead to foreclosures. Given this potential likelihood, we believe it is prudent to recognize impairments and exclude our share of the carrying value related to these properties.
The following table calculates our GAAP book value per share and undepreciated book value per share ($ in thousands, except per share data):

	September 30, 2024	December 31, 2023
Stockholders’ Equity excluding noncontrolling interests in investment entities	$1,087,529	$1,277,335
Accumulated depreciation and amortization	225,881	198,164
Non-GAAP impairment of real estate	(131,085)	—
Foreign currency translation	(360)	—
Undepreciated book value	$1,181,965	$1,475,499

GAAP book value per share	$8.39	$9.83
Accumulated depreciation and amortization per share	1.74	1.52
Non-GAAP impairment of real estate	(1.02)	—
Foreign currency translation	—	—
Undepreciated book value per share	$9.11	$11.35
Total outstanding shares - Class A common stock	129,685	129,985

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
The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three months ended September 30, 2024 and 2023, June 30, 2024 and 2023 and March 31, 2024 and 2023:

	Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$12,729	$(67,860)	$(57,103)
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	(12,022)	24,942	56,456
Net (income) loss attributable to noncontrolling interests in investment entities	(1,308)	(823)	(4)
Amortization of above- and below-market lease intangibles	9	143	112
Interest income	(352)	(13)	(17)
Interest expense on real estate	7,896	6,748	6,782
Other income	167	(325)	(189)
Transaction, investment and servicing expense	(52)	84	122
Depreciation and amortization	10,069	8,917	10,353
Impairment of operating real estate	—	45,216	—
Operating expense	7	1	24
Other gain (loss) on investments, net	242	224	(150)
Income tax expense	244	164	240
NOI attributable to noncontrolling interest in investment entities	(299)	(330)	(307)
Total NOI, at share	$17,330	$17,088	$16,319
________________________________________
(1)Net (income) loss attributable to non-net leased and other real estate portfolios includes net (income) loss on our senior and mezzanine loans and preferred equity and corporate and other business segments.

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$12,389	$(7,486)	$(4,127)
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	(12,398)	9,115	7,636
Net (income) loss attributable to noncontrolling interests in investment entities	3	(12)	(75)
Amortization of above- and below-market lease intangibles	97	(200)	(139)
Interest income	(41)	—	—
Interest expense on real estate	6,875	6,773	5,509
Other income	(10)	—	—
Transaction, investment and servicing expense	76	12	35
Depreciation and amortization	8,817	7,886	7,938
Operating expense	17	1	1
Other gain (loss) on investments, net	1,072	(103)	(553)
Income tax expense	99	98	345
NOI attributable to noncontrolling interest in investment entities	(302)	(286)	(300)
Total NOI, at share	$16,694	$15,798	$16,270
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $165.0 million secured revolving credit facility as of September 30, 2024, up to approximately $2.0 billion in secured revolving repurchase facilities, $1.1 billion in non-recourse securitization financing, $602.2 million in commercial mortgages and $34.5 million in other asset-level financing structures.
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
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	September 30, 2024	December 31, 2023
Debt-to-equity ratio(1)	2.1x	1.9x
_________________________________________
(1)Represents (i) total consolidated outstanding secured debt less cash and cash equivalents of $263.8 million and $257.5 million at September 30, 2024 and December 31, 2023, respectively to (ii) total equity, in each case, at period end.

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
As of September 30, 2024, we were in compliance with all of our financial covenants under the Credit Agreement.
Master Repurchase Facilities
Currently, our primary sources of financing the origination of first mortgage loans and senior loan participations secured by senior loan investments are our repurchase agreements with multiple global financial institutions (each, a “Master Repurchase Facility” and collectively, the “Master Repurchase Facilities”). The Master Repurchase Facilities, effectively allow us to borrow against loans that we own in an amount generally equal to (i) the market value of such loans multiplied by (ii) the applicable advance rate. Under these agreements, we sell our loans to a counterparty and agree to repurchase the same loans from the counterparty at a price equal to the original sales price plus an interest factor. During the term of a repurchase agreement, we receive the principal and interest on the related loans and pay interest to the lender under the master repurchase agreement. We intend to maintain formal relationships with multiple counterparties to obtain master repurchase financing.
The following table presents a summary of our Master Repurchase Facilities and Bank Credit Facility as of September 30, 2024 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$600,000	$484,136	2.5	SOFR + 2.49%
Bank 2	600,000	160,847	2.5	SOFR + 2.01%
Bank 3	400,000	178,966	2.7	SOFR + 1.78%
Bank 4	400,000	24,432	2.8	SOFR + 1.90%
Total Master Repurchase Facilities	2,000,000	848,381

Bank Credit Facility	165,000	—	2.5	SOFR + 2.25%

Total Facilities	$2,165,000	$848,381
_________________________________________
(1)All facilities utilize Term SOFR at September 30, 2024.
The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities and Bank Credit Facility (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
September 30, 2024	$923,540	$848,381	$987,017
June 30, 2024	1,015,107	998,699	1,031,514
March 31, 2024	1,092,119	1,031,516	1,121,264
December 31, 2023	1,179,953	1,152,723	1,205,475
September 30, 2023	1,212,217	1,207,182	1,208,898
June 30, 2023	1,254,714	1,217,251	1,281,899
March 31, 2023	1,778,135	1,292,176	1,320,246
The decrease in our end of period UPB from June 30, 2024 to September 30, 2024 was driven by financing paydowns during the period.
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
CLNC 2019-FL1
In October 2019, we executed a securitization transaction, through wholly-owned subsidiaries, CLNC 2019-FL1, Ltd. and CLNC 2019-FL1, LLC (collectively, “CLNC 2019-FL1”), which resulted in the sale of $840.4 million of the 2019-FL1 Notes.
On August 19, 2024, we redeemed the outstanding securities under CLNC 2019-FL1, including the 2019-FL1 Notes, at a redemption price of $311.6 million. The 14 senior loan investments, with an aggregate unpaid principal balance of $477.7 million, held by CLNC 2019-FL1 were refinanced by the proceeds from the issuance of the securities under BRSP 2024-FL2 (as defined below), including the 2024-FL2 Notes (as defined below), and an existing Master Repurchase Facility.
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
BRSP 2021-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. During the nine months ended September 30, 2024, two loans held in BRSP 2021-F1 were fully repaid, totaling $79.7 million, and four loans were partially repaid totaling $11.4 million. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At September 30, 2024, we had $640.5 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of September 30, 2024, the securitization reflects an advance rate of 79.7% at a weighted average cost of funds of Term SOFR plus 1.59% (before transaction costs), and is collateralized by a pool of 24 senior loan investments.
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the nine months ended September 30, 2024 and September 30, 2023. While we continue to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
BRSP 2024-FL2
In August 2024, we executed a $675.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which resulted in the sale of $583.9 million of the 2024-FL2 Notes.
BRSP 2024-FL2 includes a six-month ramp-up acquisition period that allows us to contribute existing or newly originated loan investments in exchange for $84.8 million in unused proceeds held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. BRSP 2024-FL2 also includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. As of September 30, 2024, the securitization reflects an advance rate of 86.5% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 21 senior loan investments and cash.
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. While we continue to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
During the three months ended September 30, 2024, one loan held in BRSP 2024-FL2 was fully repaid, totaling $19.8 million. We will replace repaid loans by contributing existing loan investments of equal value. At September 30, 2024, we had $570.4 million of unpaid principal balance of senior loan investments financed with BRSP 2024-FL2.
Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of September 30, 2024. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,238	$413	$825	$—	$—
Secured debt(2)	1,623,825	1,200,701	135,915	49,132	238,077
Securitization bonds payable(3)	1,111,824	1,111,824	—	—	—
Ground lease obligations(4)	27,026	3,178	6,141	4,993	12,714
Office leases	6,023	1,304	2,654	1,920	145
	$2,769,936	$2,317,420	$145,535	$56,045	$250,936
Lending commitments(5)	108,137
Total	$2,878,073
_________________________________________
(1)Future interest payments were estimated based on the applicable index at September 30, 2024 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on Term SOFR at September 30, 2024.
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
During the three months ended September 30, 2024, we repurchased 1.2 million shares of Class A common stock at a weighted average price of $5.52 per share for an aggregate cost of $6.6 million.
As of September 30, 2024, there was $43.4 million remaining available to make repurchases under the Stock Repurchase Plan.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2024	2023	Change
Operating activities	$78,701	$101,217	$(22,516)
Investing activities	235,662	228,909	6,753
Financing activities	(237,540)	(395,194)	157,654
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
Our operating activities provided net cash inflows of $78.7 million and $101.2 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash provided by operating activities decreased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to lower net interest income recorded during the nine months ended September 30, 2024.
We believe cash flows from operations, available cash balances and our ability to generate cash through short and long-term borrowings are sufficient to fund our operating liquidity needs.
Investing Activities
Investing activities include cash outlays for disbursements on new and/or existing loans, which are partially offset by repayments of loans held for investment.
Investing activities generated net cash inflows of $235.7 million for the nine months ended September 30, 2024. Net cash provided by investing activities in 2024 resulted primarily from repayments on loans held for investment, net of $282.9 million partially offset by the origination and fundings on our loans held for investment, net of $47.2 million.
Investing activities generated net cash inflows of $228.9 million for the nine months ended September 30, 2023. Net cash provided by investing activities in 2023 resulted primarily from repayments on loans held for investment, net of $288.7 million partially offset by future advances on our loans held for investment, net of $57.5 million.
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
Financing activities used net cash of $237.5 million for the nine months ended September 30, 2024, which resulted primarily from repayment of credit facilities of $602.0 million, repayment of securitization bonds of $403.4 million and distributions paid on common stock of $78.3 million partially offset by borrowings from securitization bonds of $582.5 million and borrowings from credit facilities $297.6 million.
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
We utilize a variety of financial instruments on some of our investments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, there is exposure to the risk that the counterparties may cease making markets and quoting prices in such instruments, which may inhibit the ability to enter into an offsetting transaction with respect to an open position. Our profitability may be adversely affected during any period as a result of changing interest rates. At September 30, 2024, we held no derivative instruments.
As of September 30, 2024, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase or decrease interest income by $6.3 million annually, net of interest expense.

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
The COVID-19 pandemic has had a direct and volatile impact on the global markets, including the commercial real estate equity and debt capital markets. The continued disruption caused by the COVID-19 pandemic has led to a negative impact on asset valuations and significant constraints on liquidity in the capital markets, which have led to restrictions on lending activity, downward pressure on covenant compliance and requirements to post margin or repayments under master repurchase financing arrangements. Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the nine months ended September 30, 2024, and through October 29, 2024, we have not received any margin calls under our Master Repurchase Facilities.
We have amended our Bank Credit Facility and Master Repurchase Facilities to adjust certain covenants (such as the tangible net worth covenant), reduce advance rates on certain financed assets, obtain margin call holidays and permitted modification flexibilities, in an effort to mitigate the risk of future compliance issues, including margin calls, under our financing arrangements.
Foreign Currency Risk
We have foreign currency rate exposures related to our foreign currency-denominated investments held by our foreign subsidiaries. Changes in foreign currency rates can adversely affect the fair values and earning of our non-U.S. holdings. We generally mitigate this foreign currency risk by utilizing currency instruments to hedge our net investments in our foreign subsidiaries. The type of hedging instruments that we employed on our foreign subsidiary investments were put options.
At September 30, 2024, we had approximately NOK 240.5 million or a total of $22.9 million, in net investments in our European subsidiaries. A 1.0% change in the foreign currency rate would result in a $0.2 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiary.
We had no foreign exchange contracts in place at September 30, 2024. Our previous foreign exchange contracts, including notional amount and key terms, is included in Note 13, “Derivatives,” to Part I, Item 1, “Financial Statements.” The maturity dates of these instruments approximated the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may have resulted in an obligation for payment to or from the counterparty to the hedging agreement. We were exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we selected major international banks and financial institutions as counterparties and performed a quarterly review of the financial health and stability of our trading counterparties. No counterparty defaulted on its obligations when we held foreign exchange contracts.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the nine months ended September 30, 2024.
Purchases of Equity Securities by Issuer
The following table summarizes the repurchase of common stock for the three months ended September 30, 2024 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
July 1-31, 2024	—	$—	—	$—
August 1-31, 2024	1,195	5.52	1,195	43,406
September 1-30, 2024	—	—	—	—
Total	1,195	$5.52	1,195	$43,406
________________________________________
(1)In April 2024, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $50.0 million of its outstanding Class A common stock until April 30, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of BrightSpire Capital, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended June 30, 2021 filed on August 5, 2021)

3.2
Fifth Amended and Restated Bylaws of BrightSpire Capital, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended March 31, 2023 filed on May 3, 2023)

10.1
Indenture, dated as of August 15, 2024, by and among BRSP 2024-FL2, Ltd., as Issuer, BRSP 2024-FL2, LLC, as Co-Issuer, BrightSpire Capital Advancing Agent, LLC, as Advancing Agent, Wilmington Trust, National Association, as Trustee, and Computershare Trust Company, National Association, as Note Administrator and as Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on August 19, 2024)

10.2
Tenth Omnibus Amendment to Transaction Documents, dated as of August 22, 2024, by and between MS Loan NT-I, LLC, MS Loan NT-II, LLC, BrightSpire Credit 1, LLC and BrightSpire Credit 2, LLC and Morgan Stanley, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on August 23, 2024)

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

Dated: October 30, 2024

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)