Form 10-K
period 2024-12-31
BrightSpire Capital, Inc.
filed 2025-02-19
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, was approximately $732.2 million. As of February 18, 2025, BrightSpire Capital, Inc. had 129,685,185 shares of Class A common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•We have invested in, and may continue to invest in, certain assets with variable credit quality, which may increase our risk of losses and may reduce distributions to stockholders and may adversely affect the value of our common stock.
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
We believe that events in the financial markets from time to time have created and will continue to create dislocation between price and intrinsic value in certain asset classes as well as a supply and demand imbalance of available credit to finance these assets. We believe that our in-depth understanding of CRE and real estate-related investments, in-house underwriting, asset management, special servicing and resolution capabilities, provides an extensive platform to regularly evaluate our investments and determine primary, secondary or alternative disposition strategies. This includes intermediate servicing and negotiating, restructuring of non-performing investments, foreclosure considerations, management or development of owned real estate, in each case to reposition and achieve optimal value realization for us and our stockholders. Depending on the nature of the underlying investment, we may pursue repositioning strategies through judicious capital investment in order to extract maximum value from the investment or recognize unanticipated losses to reinvest resulting liquidity in higher-yielding performing investments.

Our Competitive Strengths
We believe that we distinguish ourselves from other CRE finance and investment companies in a number of ways, including the following:
Large diversified portfolio.
We are a large publicly-traded CRE credit/mortgage REIT. Our portfolio is composed of a diverse set of CRE assets across the capital stack, including senior loans as well as select mezzanine loans and preferred equity. We may also occasionally invest in single-tenant net leased properties. We believe that the scale of our portfolio gives us a competitive advantage by providing us with significant portfolio diversification, economies of scale and advantageous access to capital.
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
Our Financing Strategy
We have a multi-pronged financing strategy that included an up to $165 million secured revolving credit facility as of December 31, 2024, up to approximately $2.0 billion in secured revolving repurchase facilities, $1.1 billion in non-recourse securitization financing, $587.2 million in commercial mortgages and $34.5 million in other asset-level financing structures.
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
Federal bank regulators have modified certain restrictions, under the regulatory scheme commonly referred to as the Volker Rule, on the activity of banks and other deposit-taking institutions that previously prohibited such entities from competing for certain investment opportunities. The changes to the Volker Rule, became effective on October 1, 2020 and may allow these financial institutions to compete with us for certain investment opportunities that were not previously available to them, thus increasing competition with our business. In the face of this competition, we believe our investment professionals and their industry expertise and relationships provide us with competitive advantages in assessing risks and determining appropriate pricing for potential investments. We believe these relationships enable us to compete more effectively for attractive investment opportunities.
Human Capital Management
Experienced Management and Employees
On December 31, 2024, we had 48 full-time employees and one part-time employee. Our 49 employees are located throughout the United States as follows: 29 in New York, New York at our Headquarters, 17 in Los Angeles, California, one in Florida, one in Texas and one in Georgia.

Employee Matters and Culture
We are committed to maintaining a positive work environment in which employee accountability, growth, advancement and equal employment opportunity are very important. We strive to recognize and reward noteworthy performance, evaluated through periodic (no less frequent than annual) reviews with each employee. We seek to attract and retain the most relevant and skilled employees by offering competitive compensation and benefits, including fixed and variable pay, including base salary, cash bonuses, equity-based compensation consistent with employee position and seniority, 401(k) matching and opportunities for merit-based increases.
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
•acts of God, terrorist attacks, social unrest and civil disturbances; and
•such other risks associated with owning real estate.
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
In addition, we also own and may acquire additional properties, including through foreclosure or deed-in-lieu of foreclosure of CRE investments, and therefore are directly subject to the foregoing risks of owning real estate.
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
In a challenging economic environment, we have experienced and may continue to experience an increase in provisions for loan losses and asset impairment charges, as borrowers may be unable to remain current in payments on loans and declining property values weaken our collateral. Our determination of provision for loan losses requires us to make certain estimates and judgments based on a number of factors, including, but not limited to, execution of business plan and projected cash flow from the collateral securing our CRE debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Some of our investments have limited liquidity or are not publicly traded and so we estimate the fair value of these investments on a quarterly basis. Also, the analysis of the value or income-producing ability of commercial property is highly subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments when market volatility may make it difficult to determine the fair value of certain of our assets and liabilities or the likelihood of repayment of loans we originate. Subsequent valuations and estimates, in light of factors then prevailing, may result in decreases in the values of our assets resulting in impairment charges or increases in loan loss provisions and therefore our results of operations, financial condition and our ability to make distributions to stockholders could be materially and adversely impacted.

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
We may invest in CRE securities, including CMBS and CDOs, which entail certain heightened risks and are subject to losses.
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
Our business is closely tied to general economic conditions of the areas where our investments are located and in the real estate industry generally. As a result, our economic performance, the value of our CRE debt and debt-like investments, real estate and real estate-related investments, and our ability to implement our business strategies may be significantly and adversely affected by changes in economic conditions in the United States where all but one of our investments is located and in international geographic areas, as applicable. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States and Europe and elsewhere as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession, public health crises such as the COVID-19 pandemic, increasing political instability or uncertainty, or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. Declining real estate values could reduce our level of new loan originations and make borrowers less likely to service the principal and interest on our CRE debt investments. Slower than expected economic growth pressured by a strained labor market, could result in lower occupancy rates and lower lease rates across many property types, which could create obstacles for us to achieve our business plans. Unforeseen global events such as the COVID-19 pandemic may create significant dislocation in the financial markets, which could impact our lenders’ willingness or ability to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.
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
In recent periods, sales by online retailers have increased, and many retailers operating brick and mortar stores have made online sales a vital piece of their businesses. Some of our debt and equity investments involve exposure to the ongoing operations of brick and mortar retailers. Such retailers may experience losses if sales at their stores decrease due to consumer shifts to online purchasing, impacting their ability to make payments to us, or they may reduce the physical space they own and prepay our loans, decreasing demand for our loans.
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
Except for customary non-recourse carve-outs for certain actions and environmental liability, most commercial mortgage loans are effectively non-recourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. In the event of any default under a commercial mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal of and accrued interest on the mortgage loan, which could materially and adversely affect us. There can be no assurance that the value of the assets securing our commercial mortgage loans will not deteriorate over time due to factors beyond our control, as was the case during the credit crisis and the economic recession that began in 2008 or in asset volatility experienced during the COVID-19 pandemic. Even if a commercial mortgage loan is recourse to the borrower (or if a non-recourse carve-out to the borrower applies), in most cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a commercial mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower, there is no assurance that any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
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
We have invested in, and may continue to invest in, certain assets with variable credit quality, which may increase our risk of losses and may reduce distributions to stockholders and may adversely affect the value of our common stock.
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
Our investments in real estate will be pressured if economic conditions and rental markets continue to be challenging. For instance, upon expiration or early termination of leases for space located at our properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. We may be receiving above market rental rates which will decrease upon renewal, which will adversely impact our income and could harm our ability to service our debt and operate successfully. Weak economic conditions would likely reduce tenants’ ability to make rent payments in accordance with the contractual terms of their leases and lead to early termination of leases. Furthermore, commercial space needs may contract, resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flow would likely be negatively affected as existing leases renew at lower rates. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate cash distributions to stockholders. Our borrowers may be similarly impacted at the properties they own, which may negatively impact their ability to make timely payments to us, and we may experience a reduction in net income and be required to reduce or eliminate cash distributions to stockholders.

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
Our operations in Europe and in the future, other foreign countries expose our business to risks inherent in conducting business in foreign markets.
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
Computer malware, viruses, computer hacking and social engineering, including phishing, attacks have become more prevalent in our industry and we may be subject to such attempted attacks from time to time. In the course of business we process confidential information, including proprietary, personal or otherwise sensitive business information. We rely heavily on financial, accounting and other data processing systems maintained by us and by third parties with whom we contract for information technology, network, data storage and other related services, including to process such confidential information. We employ a variety of measures to prevent, detect, respond to, and recover from cybersecurity threats; however, even with appropriate security measures and procedures in place, not every cybersecurity incident can be prevented or detected. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a significant cybersecurity incident. And while we may be entitled to damages if our service providers and vendors fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such an award.
An accidental or intentionally malicious cybersecurity incident, whether caused internally or externally, could materially interrupt business operations, interfere with our ability to comply with financial reporting requirements or cause unauthorized access to, disclosure of, or modification to sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory scrutiny or enforcement, litigation, breach of contracts, reputational harm or legal liability. A cybersecurity incident may also require significant resources or management attention to remedy any damages. Increased regulation of data collection, use and retention practices, including self-regulation and industry standards; changes in existing laws and regulations; enactment of new laws and regulations; increased enforcement activity; and changes in the interpretation of laws could increase our cost of compliance and operations, limit our ability to grow our business, or otherwise harm us. Additionally, the interpretation and application of cybersecurity and data protection laws and regulations are often uncertain and evolving. As a result, there can be no assurance that our security measures will be deemed adequate, appropriate, or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may unable to protect our systems, the information we maintain, or the information third parties maintain on our behalf.
While we maintain cybersecurity-specific insurance for both first-party losses (e.g., cybersecurity incident response, ransomware, data loss, business interruption, contingent business interruption, social engineering coverage, system failure and hardware replacement) and third-party losses (e.g., breach demands, regulatory penalties, media liability), such insurance may not be sufficient to address any such losses. Moreover, as cyber-attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.
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
Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we will be required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the COVID-19 pandemic, we experienced and may in the future experience margins calls well beyond historical norms. Margin calls may also be the result of CRE asset volatility and downward pressures on CRE valuations caused by rising interest rates, inflation and/or recessionary factors. These trends, if continued, will have a negative adverse impact on our assets or liquidity.
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
As of December 31, 2024, our portfolio had $587.2 million of total mortgage financing. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability, result in losses and negatively impact the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
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
On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in MBSs and rely on the exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, such as us, should continue to be allowed to rely on such an exclusion from registration. If the SEC or its staff takes action with respect to this exclusion, these changes could mean that certain of our subsidiaries could no longer rely on the Section 3(c)(5)(C) exclusion, and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that our investment in those subsidiaries would be investment securities. This could result in our failure to maintain our exclusion from registration as an investment company. In addition, rapid changes in the values of our assets may make it more difficult for us to maintain our exemption from registration under Section 3(c)(5)(C) of the Investment Company Act or we may need to increase our real estate assets and income and/or liquidate our non-qualifying real estate assets or real estate related assets to maintain such exemption. If we fail to maintain an exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the value of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
We, through our subsidiary, are subject to extensive regulation, including as an investment adviser in the United States, which could adversely affect our ability to manage our business.
Our subsidiary, BrightSpire Capital Advisors, LLC (“BrightSpire Advisors”), is subject to regulation as an investment adviser by various regulatory authorities. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. BrightSpire Advisors could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect our business.
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
If we, our borrowers or other companies with which we do business, particularly utilities that provide our facilities with electricity, become subject to laws or regulations related to climate change, it could have a material adverse effect on us. The United States may enact new laws, regulations and interpretations relating to climate change. The federal government and some of the states and localities in which we operate have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions. Localities may enact laws that require mortgaged properties to comply with certain green building certification programs (e.g., LEED and EnergyStar) and other laws which may impact commercial real estate as a result of efforts to mitigate the factors contributing to climate change. Although these laws and regulations have not had any known material adverse effect on us to date, they could limit our ability to operate our business, maintain our investments or to develop properties or result in substantial costs, including compliance costs, retrofit costs and construction costs, monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. In addition, these laws and regulations could lead to increased costs for the electricity that our tenants require to conduct operations. Furthermore, our reputation could be damaged if we violate climate change laws or regulations at the corporate and/or investment level.
We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change, corporate responsibility and/or ESG initiatives will affect our business, results of operations, liquidity and financial condition. These matters may subject us to regulator and reporting obligations that could impact the price of our common stock, cause us to incur added costs or expose us to new risks, such as the risk of scrutiny and criticism by ESG detractors for the scope or nature of any ESG-related initiatives or goals we may establish, which could have a material adverse effect on our reputation. Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These potential impacts may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures, any of which could increase our or our borrowers’ operating costs. Any of these matters could have a material adverse effect on us.
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
There has been increasing commentary amongst regulators and intergovernmental institutions on the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally referring to credit intermediation involving entities and activities outside the regulated banking system and increased oversight and regulation of such entities. In the United States, the Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of the Secretary of the Treasury and representatives of all the major U.S. financial regulators, to collaborate among financial regulators and address potential risks to the stability of the U.S. financial system. The FSOC has the authority to review the activities of non-bank financial companies predominantly engaged in financial activities and designate those companies as “systemically important” for supervision by the Federal Reserve when the nature, scope, size, scale, concentration, interconnectedness or mix of the Company’s activities, or material financial distress at the Company, could pose a threat to the financial stability of the U.S. Compliance with any increased regulation of non-bank credit extension could require changes to certain of our business practices, negatively impact our operations, cash flows or financial condition or impose additional costs on us.
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
Our cybersecurity risk management program is a key component of our broader enterprise risk management (“ERM”) infrastructure. Cybersecurity and information security, administered by our Head of IT and BrightSpire IT Partner (each, as defined below), is a key component of our broader ERM program, which includes diverse internal management, financial reporting, legal, compliance and risk management controls, policies and procedures primarily under the supervision of senior management. The results of our ERM layers of management control, risk control and compliance oversight and independent assurances are reviewed with senior management, our Audit Committee (independent directors, primarily responsible for oversight of our overall risk profile and risk management policies) and Board of Directors quarterly.
We have focused on the following cybersecurity initiatives.
•Responsible Parties: We engaged a global leader in end-to-end IT solutions (the “BrightSpire IT Partner”) to advance and maintain a comprehensive cybersecurity program. Our cybersecurity program is designed to leverage certain information security standards, such as those issued by the National Institute of Standards and Technology, and the International Organization for Standardization. We also have a dedicated senior employee to lead IT (“Head of IT”) oversight and functions, together with our Chief Financial Officer, General Counsel (together, the “Information Security Group”) and aforementioned BrightSpire IT Partner. Benefits provided by the Head of IT and BrightSpire IT Partner include a significant reduction in critical vulnerabilities, cost effective governance and risk services, current expertise/awareness to model, adapt and mitigate new threats, leverage of internal team resources to focus on business priorities, and addressing evolving regulatory requirements. Our response plans require prompt notification to the Information Security Group in the event of a significant cybersecurity incident and prompt briefings on further developments as appropriate. Other members of management and team leaders assist in incident response efforts as well.
•Cybersecurity Risk Management (“CRM”) Program: The CRM program includes: (i) implementation of hardware and software infrastructure, primarily cloud based; (ii) “security first” approach to policies, processes and procedures (including general IT and security, information security, business continuity and incident response policies and plans); (iii) employee education, training and periodic testing and patching; and (iv) assessments of internal resources and diligence of external vendors and systems. Business continuity, disaster recovery and incident response procedures prioritize constant communication and follow a multi-step program including identification, preparation, implementation and resolution.
•Cloud Services: We maintain our company data and communication services with a leading cloud-based service provider, security systems and protected environment. Employees working from home may only connect and conduct business activities through a virtual private network (VPN).
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

Cybersecurity Systems Review. We regularly review our cybersecurity systems, policies and procedures through a series of channels, including but not limited to our Audit Committee and Board of Directors, the BrightSpire IT Partner, our internal Information Security Group, our internal financial auditor and outside counsel.
•Our Audit Committee and Board of Directors play an active role in reviewing our cybersecurity initiatives. The BrightSpire IT Partner provides our Board an annual review of our cybersecurity governance and risk management program, security metrics relevant to the period in review and provides the Audit Committee and Board updates regarding the cybersecurity threat landscape. In coordination with the Information Security Group, the General Counsel provides reports of significant cybersecurity incidents and cybersecurity threats (if any) at each quarterly meeting of the Audit Committee and Board or ad hoc as appropriate.
•The BrightSpire IT Partner has established itself as a provider of managed services and technology solutions for over two decades, providing 24/7 oversight and services, including continuous testing and vulnerability scanning. The BrightSpire IT Partner also performs annual due diligence of key vendors on a rotating basis (including System and Organization Controls (SOC) report reviews, or alternatively solicits detailed questionnaires to evaluate such vendors cybersecurity preparedness and protections).
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
No Material Incidents. As of December 31, 2024, we have not experienced any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. Since inception in January 2018, we are not aware of any cybersecurity or information security incidents that have materially affected us to date. We have not incurred any expenses due to material information security incident penalties or settlements. However, evolving cybersecurity threats make it increasingly challenging to anticipate, detect, and defend against cybersecurity threats and incidents. Refer to the risk factor “We are highly dependent on information systems and third-parties, and system failures or cybersecurity incidents incurred by us or the third-parties that we rely on could significantly disrupt our ability to operate our business.” in the section entitled “Risk Factors—Risks Related to Our Company and Our Structure” for more information regarding our cybersecurity risks.
Cyber Liability Insurance. Through consultant driven data, analytics and peer benchmarking, we secured and maintain specific coverage to mitigate certain losses associated with cyber-attacks and other information security incidents, addressing both first-party and third-party losses from incident response, including for example, cyber extortion, data loss, business interruption, contingent business interruption, regulatory penalties, media liability, social engineering coverage, system failures and bricking/hardware replacement.
Item 2. Properties
Information regarding our investment properties at December 31, 2024 are included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Net Leased and Other Real Estate” and “Item 15. Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report.
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
As of February 18, 2025, the closing price of our Class A common stock was $5.97 and we had approximately 129.7 million shares of Class A common stock outstanding held by a total of 2,715 holders of record. This figure does not reflect the beneficial ownership of shares held in nominee name.
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

Common Stock
2024
Ordinary income	$0.25
Return of capital	0.51
Total	$0.76

2023
Ordinary income	$—
Return of capital	0.80
Total	$0.80

2022
Ordinary income	$0.64
Return of capital	0.13
Total	$0.77
For the year ended December 31, 2024, we paid aggregate dividends of $99.1 million to our Class A common stockholders. The Board of Directors will evaluate dividends in future periods based upon customary considerations, including market conditions.
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
Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the year ended December 31, 2024.

Purchases of Equity Securities by Issuer
The Company did not repurchase any of its Class A common stock during the three months ended December 31, 2024.
Stock Performance Graph
The following graph compares the cumulative total return on our Class A common stock with the cumulative total returns on the Russell 2000 Index (the “Russell 2000”) and the FTSE NAREIT All Mortgage Capped Index (the “FNMRC Index”), a published industry index from January 1, 2020 to December 31, 2024. The cumulative total return on our Class A common stock as presented is not necessarily indicative of future performance of our Class A common stock. Prior to 2024, we utilized the Bloomberg REIT Mortgage Index (the “BBREMTG Index”) as our published industry index. The BBREMTG Index ceased publishing in 2024, requiring us to switch to the FNMRC Index.

Comparison of Cumulative Total Shareholder Returns
$160
$140
$120
$100
$80
$60
$40
$20
Jan 2020
Mar 2020
Jun 2020
Sept 2020
Dec 2020
Mar 2021
Jun 2021
Sept 2021
Dec 2021
Mar 2022
Jun 2022
Sept 2022
Dec 2022
Mar 2023
Jun 2023
Sept 2023
Dec 2023
Mar 2024
Jun 2024
Sept 2024
Dec 2024
BRSP
FNMRC
Russell 2000

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
•Net Leased and Other Real Estate—direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of two investments with direct ownership in commercial real estate, with an emphasis on properties with stable cash flow, five additional properties that we acquired through foreclosure or deed-in-lieu of foreclosure and one property that we consolidate as the primary beneficiary.
•Corporate and Other—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility (the “Bank Credit Facility”) and compensation and benefits. It also includes a sub-portfolio of private equity funds.
Significant Developments
During the year ended December 31, 2024, and through February 18, 2025, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•During the third quarter of 2024, we executed a $675.0 million securitization transaction through BRSP 2024-FL2 (as defined in “Liquidity and Capital Resources”), contributing 22 senior floating-rate mortgages secured by 25 properties, totaling $590.2 million, which resulted in the sale of $583.9 million of investment grade notes (the “2024-FL2 Notes”). The transaction also features a two-year reinvestment period and available proceeds of $84.8 million to be used within a six-month ramp-up acquisition period from closing. The securitization reflects an initial advance rate of 86.5% at a weighted cost of funds of Term SOFR plus 2.47% (before transaction costs). At December 31, 2024, the securitization was collateralized by a pool of 24 senior loan investments and had remaining available proceeds of $30.3 million. See “Liquidity and Capital Resources” below for further discussion;
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
•Declared total quarterly dividends of $0.72 per share during the year ended December 31, 2024; and
•As of the date of this report, we have approximately $418.0 million of liquidity, consisting of $253.0 million cash and cash equivalents on hand and $165.0 million available on our Bank Credit Facility.
Our Portfolio
•For the year ended December 31, 2024, we:
◦Received loan repayment proceeds of $417.8 million from 22 loans;
◦Originated four senior mortgage loans with a total commitment of $75.6 million. The average initial funded amount was $15.6 million and had a weighted average spread of SOFR plus 4.06%;
◦Recorded $38.0 million in specific current expected credit loss (“CECL”) reserves related to five senior loans and one mezzanine loan. At December 31, 2024, there were no specific CECL reserves on our consolidated balance sheet;
◦Recorded a net increase in our general CECL reserves of $89.7 million. At December 31, 2024, our general CECL reserve for our outstanding loans and future loan funding commitments is $166.1 million, which is 6.34% of the aggregate commitment amount of our loan portfolio;
◦Reduced the total number of watchlist loans (loans with a risk ranking of 4 or 5) from 10 to seven (refer to “Our Portfolio” for further discussion):
▪Removed five loans with an aggregate unpaid principal balance of $152.7 million;
▪Added two loans with an unpaid principal balance of $97.5 million;
◦Extended 59 loans eligible for certain maturity events, which represent $2.0 billion of unpaid principal balance at December 31, 2024;
◦Recorded our share of GAAP impairment of $53.3 million on four office properties and $134.6 million of non-GAAP impairment of real estate on nine properties. Refer to “Non-GAAP Supplemental Financial Measures - Undepreciated Book Value Per Share” for further discussion;
◦Acquired one Fort Worth, Texas multifamily property through foreclosure with an initial fair value of $33.5 million and consolidated the assets and liabilities of one Arlington, Texas multifamily property. As a result, the properties are now classified as real estate;
◦Sold one office property for net proceeds of $19.1 million and recognized a realized gain of $0.1 million; and
•Subsequent to December 31, 2024, we:
◦Received loan repayment proceeds of $99.8 million from six loans;
◦Originated two senior mortgage loans with a total commitment of $52.7 million. The average initial funded amount was $26.0 million and had a weighted average spread of SOFR plus 2.95%; and
◦Sold one office property for a gross sales price of $5.5 million.
Financial Results
•Generated GAAP net loss of $132.0 million, or $(1.05) per basic and diluted share, Distributable Earnings of $71.2 million or $0.55 per share and Adjusted Distributable Earnings of $109.2 million or $0.84 per share for the year ended December 31, 2024. Distributable Earnings and Adjusted Distributable Earnings are non-GAAP financial measures. A reconciliation of these measures to net income/(loss) attributable to the Company’s common stockholders is in the section “Non-GAAP Supplemental Financial Measures” below.
Trends Affecting Our Business
Global Markets
Although global markets showed signs of stabilization and inflationary pressure may be moderating, CRE value uncertainties, lingering impact from COVID-19 and geopolitical unrest continue to contribute to market volatility. Generationally high interest rates have continued to negatively impact transaction activity in the real estate market and correspondingly the loan financing and refinancing opportunities. While the Federal Reserve lowered interest rates in the second half of 2024, it is uncertain as to when, how many and by how much subsequent interest rate cuts will be made in 2025. To the extent certain of our borrowers are experiencing significant financial dislocation as a result of economic conditions, we have and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. The market for office properties was particularly negatively impacted by the COVID-19 pandemic and continues to experience headwinds driven by the normalization of work from home and hybrid work arrangements and elevated costs to operate or reconfigure office properties. Although “return to office” mandates are on the rise, the demand for office space generally remains lower than pre-COVID-19 pandemic levels and has driven rising vacancy rates. Given the continuing uncertainty in the office market, there is risk of future valuation impairment or investment loss on our loans secured by office properties. Similarly, these trends may impact our ability to manage debt covenant tests, maturity dates and/or seek suitable refinancing opportunities on certain of our office property equity investments, which may adversely impact valuation assessments and cash flow generated by such investments.
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
Our Portfolio
As of December 31, 2024, our portfolio consisted of 93 investments representing approximately $3.3 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans consisted of 76 senior and mezzanine loans with a weighted average cash coupon of 3.4% and a weighted average all-in unlevered yield of 7.6%. Our net leased and other real estate consisted of approximately 6.9 million total square feet of space and total 2024 NOI of that portfolio was approximately $67.7 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of December 31, 2024, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	74	$2,473,793	$2,473,793	$665,353	$665,353
Mezzanine loans	2	45,132	45,132	45,132	45,132
Subtotal	76	2,518,925	2,518,925	710,485	710,485
Net leased real estate	8	504,494	504,494	84,218	84,218
Other real estate	8	322,464	310,358	93,287	93,589
Private equity interests	1	2,235	2,235	2,235	2,235
Total/Weighted average Our Portfolio	93	$3,348,118	$3,336,012	$890,225	$890,527
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of December 31, 2024.
(3)Net carrying value represents carrying value less any associated financing as of December 31, 2024.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of December 31, 2024.

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
At December 31, 2024, our weighted average risk ranking remained unchanged at 3.2 compared to September 30, 2024. During the fourth quarter of 2024, we had the following risk ranking activity for risk ranked 4 and 5 assets:
•Upgrades: one multifamily loan and one office loan were upgraded to a risk ranking of 3 from a risk ranking of 4;
•Downgrades: one multifamily loan was downgraded to a risk ranking of 5 from a risk ranking of 4 and another multifamily loan was downgraded to a risk ranking of 4 from a risk ranking of 3;
•Other: one multifamily loan with a risk ranking of 5 was resolved when the property was acquired through a foreclosure and reclassified to real estate owned.
Senior and Mezzanine Loans
The following tables provide a summary of our senior and mezzanine loans based on our internal risk rankings, collateral property type and geographic distribution as of December 31, 2024 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans	Mezzanine loans	Total	% of Total
3	69	$2,062,746	$45,132	$2,107,878	83.7%
4	5	217,625	—	217,625	8.6%
5	2	193,422	—	193,422	7.7%
	76	$2,473,793	$45,132	$2,518,925	100.0%

Weighted average risk ranking					3.2
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of December 31, 2024.

		Carrying value (at BRSP share)
Collateral property type	Count	Senior loans	Mezzanine loans	Total	% of Total
Multifamily	43	$1,261,539	$30,777	$1,292,316	51.3%
Office	23	754,262	14,355	768,617	30.5%
Hotel	2	208,131	—	208,131	8.3%
Other (Mixed-use)(1)	6	214,184	—	214,184	8.5%
Industrial	2	35,677	—	35,677	1.4%
Total	76	$2,473,793	$45,132	$2,518,925	100.0%
_________________________________________
(1)Other includes commercial and residential development assets.

		Carrying value (at BRSP share)
Region	Count	Senior loans	Mezzanine loans	Total	% of Total
US West	34	$1,125,762	$30,777	$1,156,539	45.9%
US Southwest	28	862,078	—	862,078	34.2%
US Northeast	8	313,255	14,355	327,610	13.0%
US Southeast	6	172,698	—	172,698	6.9%
Total	76	$2,473,793	$45,132	$2,518,925	100.0%

The following table provides asset level detail for our senior and mezzanine loans as of December 31, 2024 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Multifamily
Loan 1(6)	Senior	6/18/2019	Santa Clara, CA	$57,442	$57,442	Floating	5.5%	9.8%	2/19/2025	69%	5
Loan 2	Senior	5/17/2022	Las Vegas, NV	55,350	54,866	Floating	2.0%	7.9%	6/9/2027	74%	4
Loan 3	Senior	3/8/2022	Austin, TX	50,424	50,324	Floating	3.3%	7.6%	3/9/2027	75%	3
Loan 4	Senior	7/19/2021	Dallas, TX	50,333	50,200	Floating	3.4%	7.7%	8/9/2026	74%	3
Loan 5	Senior	5/26/2021	Las Vegas, NV	47,476	47,235	Floating	3.5%	7.8%	6/9/2026	70%	3
Loan 6	Senior	3/31/2022	Louisville, KY	43,468	43,371	Floating	3.7%	8.0%	4/9/2027	72%	3
Loan 7	Senior	7/15/2021	Jersey City, NJ	43,108	43,000	Floating	3.1%	7.4%	8/9/2026	66%	3
Loan 8	Senior	7/15/2021	Dallas, TX	40,338	40,338	Floating	3.2%	7.5%	8/9/2026	77%	3
Loan 9	Senior	12/7/2021	Denver, CO	40,050	40,050	Floating	3.3%	7.6%	12/9/2026	74%	4
Loan 10	Senior	3/31/2022	Long Beach, CA	39,536	39,536	Floating	3.4%	7.7%	4/9/2027	80%	3
Subtotal top 10 multifamily				$467,525	$466,362	19% of total loans

Loan 11	Senior	7/12/2022	Irving, TX	$38,378	$38,379	Floating	3.6%	7.9%	8/9/2027	75%	3
Loan 12	Senior	12/21/2020	Austin, TX	37,000	37,000	Floating	3.2%	7.5%	1/9/2026	54%	3
Loan 13	Senior	1/18/2022	Dallas, TX	36,704	36,564	Floating	3.5%	7.8%	2/9/2027	75%	3
Loan 14	Senior	1/12/2022	Los Angeles, CA	36,341	36,361	Floating	3.4%	8.0%	2/9/2027	76%	3
Loan 15	Senior	7/29/2021	Phoenix, AZ	33,325	33,325	Floating	3.4%	7.7%	8/9/2026	73%	3
Loan 16	Senior	3/31/2021	Mesa, AZ	32,610	32,131	Floating	3.8%	11.4%	4/9/2026	71%	3
Loan 17	Senior	4/29/2021	Las Vegas, NV	30,794	30,792	Floating	3.2%	7.5%	5/9/2026	76%	3
Loan 18	Mezzanine	2/8/2022	Las Vegas, NV	30,777	30,782	Fixed	7.0%	12.3%	2/8/2027	56%-79%	3
Loan 19	Senior	2/17/2022	Long Beach, CA	30,137	30,137	Floating	3.4%	7.7%	3/9/2027	71%	3
Loan 20	Senior	4/15/2022	Mesa, AZ	30,134	30,160	Floating	3.4%	8.0%	5/9/2027	75%	3
Subtotal top 20 multifamily				$803,725	$801,993	32% of total loans

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Loan 21	Senior	8/31/2021	Glendale, AZ	$28,820	$28,802	Floating	3.3%	7.6%	9/9/2026	75%	3
Loan 22	Senior	5/27/2021	Houston, TX	27,600	27,600	Floating	3.1%	7.4%	6/9/2026	67%	3
Loan 23	Senior	12/16/2021	Fort Mill, SC	27,365	27,366	Floating	3.3%	7.9%	1/9/2027	71%	3
Loan 24	Senior	12/21/2021	Phoenix, AZ	25,589	25,596	Floating	3.6%	8.3%	1/9/2027	75%	3
Loan 25	Senior	7/12/2022	Irving, TX	25,433	25,433	Floating	3.6%	7.9%	8/9/2027	72%	3
Loan 26	Senior	3/8/2022	Glendale, AZ	25,018	25,046	Floating	3.5%	8.1%	3/9/2027	73%	3
Loan 27	Senior	3/31/2022	Phoenix, AZ	23,841	23,847	Floating	3.7%	8.3%	4/9/2027	74%	3
Loan 28	Senior	11/4/2021	Austin, TX	23,353	23,353	Floating	3.4%	7.9%	11/9/2026	78%	3
Loan 29	Senior	6/22/2021	Phoenix, AZ	22,292	22,292	Floating	3.3%	7.6%	7/9/2026	71%	3
Loan 30	Senior	7/13/2021	Oregon City, OR	22,154	22,096	Floating	3.4%	7.7%	8/9/2026	73%	3
Loan 31	Senior	7/1/2021	Aurora, CO	21,273	21,261	Floating	3.2%	7.6%	7/9/2026	73%	3
Loan 32	Senior	12/10/2024	Seattle, WA	20,760	21,000	Floating	2.8%	7.6%	1/9/2030	65%	3
Loan 33	Senior	1/12/2022	Austin, TX	20,187	20,187	Floating	3.4%	7.7%	2/9/2027	76%	3
Loan 34	Senior	8/6/2021	La Mesa, CA	19,752	19,752	Floating	3.0%	7.3%	8/9/2025	72%	3
Loan 35	Senior	10/18/2024	Garland, TX	19,655	19,920	Floating	3.7%	8.3%	11/9/2029	70%	3
Loan 36	Senior	12/21/2021	Gresham, OR	19,455	19,455	Floating	3.6%	7.9%	1/9/2027	76%	3
Loan 37	Senior	9/1/2021	Bellevue, WA	19,308	19,308	Floating	3.0%	7.3%	9/9/2025	71%	3
Loan 38	Senior	5/5/2022	Charlotte, NC	18,500	18,500	Floating	3.5%	7.8%	5/9/2027	70%	3
Loan 39	Senior	7/14/2021	Salt Lake City, UT	18,362	18,315	Floating	3.4%	7.7%	8/9/2026	73%	3
Loan 40	Senior	4/29/2022	Tacoma, WA	18,331	18,331	Floating	3.0%	7.3%	5/9/2027	64%	3
Loan 41	Senior	6/25/2021	Phoenix, AZ	17,650	17,650	Floating	3.2%	7.6%	7/9/2026	75%	3
Loan 42	Senior	11/22/2024	Garland, TX	12,242	12,399	Floating	3.5%	8.1%	12/9/2029	63%	3
Loan 43	Senior	3/8/2022	Glendale, AZ	$11,651	$11,664	Floating	3.5%	8.1%	3/9/2027	73%	3
Total/Weighted average multifamily loans				$1,292,316	$1,291,166	51% of total loans	3.5%	8.1%	1.9 years		3.2

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Office
Loan 44	Senior	1/19/2021	Phoenix, AZ	$76,325	$76,325	Floating	3.7%	8.0%	2/9/2026	70%	3
Loan 45	Senior	8/28/2018	San Jose, CA	74,070	74,071	Floating	2.6%	6.9%	8/28/2025	81%	3
Loan 46	Senior	2/13/2019	Baltimore, MD	58,606	58,606	Floating	3.6%	7.9%	2/9/2025	74%	3
Loan 47	Senior	11/23/2021	Tualatin, OR	42,104	40,961	Floating	1.5%	5.8%	12/9/2026	66%	4
Loan 48	Senior	4/27/2022	Plano, TX	41,179	41,101	Floating	4.1%	8.4%	5/9/2027	70%	3
Loan 49	Senior	5/23/2022	Plano, TX	40,802	40,720	Floating	4.3%	8.6%	6/9/2027	64%	3
Loan 50	Senior	9/28/2021	Reston, VA	40,251	39,682	Floating	2.1%	8.4%	10/9/2026	71%	4
Loan 51	Senior	11/17/2021	Dallas, TX	39,869	39,869	Floating	4.0%	8.3%	12/9/2025	61%	4
Loan 52	Senior	4/7/2022	San Jose, CA	33,906	33,906	Floating	4.2%	8.5%	4/9/2027	70%	3
Loan 53	Senior	4/30/2021	San Diego, CA	33,663	33,663	Floating	3.6%	8.0%	5/9/2026	55%	3
Subtotal top 10 office loans				$480,775	$478,904	19% of total loans

Loan 54	Senior	3/31/2022	Blue Bell, PA	$28,854	$28,854	Floating	4.2%	8.5%	4/9/2025	80%	3
Loan 55	Senior	10/21/2021	Blue Bell, PA	28,623	28,624	Floating	3.8%	8.1%	4/9/2025	78%	3
Loan 56	Senior	2/26/2019	Charlotte, NC	27,653	27,653	Floating	3.3%	7.7%	7/9/2025	72%	3
Loan 57	Senior	12/7/2018	Carlsbad, CA	26,912	26,500	Floating	3.9%	8.2%	12/9/2025	73%	3
Loan 58	Senior	12/7/2021	Hillsboro, OR	25,738	25,738	Floating	4.0%	8.3%	2/9/2025	77%	3
Loan 59	Senior	7/30/2021	Denver, CO	24,413	24,413	Floating	4.4%	8.7%	8/9/2026	66%	3
Loan 60	Senior	9/16/2019	San Francisco, CA	24,001	24,001	Floating	3.3%	7.6%	1/9/2025	54%	3
Loan 61	Senior	8/27/2019	San Francisco, CA	22,716	22,716	Floating	2.9%	7.3%	3/9/2025	84%	3
Loan 62	Senior	10/13/2021	Burbank, CA	18,216	18,216	Floating	4.0%	8.3%	11/9/2026	51%	3
Loan 63	Senior	10/29/2020	Denver, CO	17,937	17,937	Floating	3.7%	8.0%	11/9/2025	64%	3
Subtotal top 20 office loans				$725,838	$723,556	29% of total loans

Loan 64	Senior	11/16/2021	Charlotte, NC	$15,460	$15,466	Floating	4.5%	8.8%	12/9/2026	67%	3
Loan 65(7)	Mezzanine	2/13/2023	Baltimore, MD	14,355	14,355	n/a(7)	n/a(7)	n/a(7)	2/7/2025	74%-75%	3
Loan 66	Senior	11/10/2021	Richardson, TX	12,964	12,932	Floating	4.1%	8.4%	12/9/2026	68%	3
Total/Weighted average office loans				$768,617	$766,309	31% of total loans	3.4%	7.8%	1.1 years		3.2

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Hotel
Loan 67(8)	Senior	1/2/2018	San Jose, CA	$135,979	$135,979	n/a(8)	n/a(8)	n/a(8)	11/9/2026	76%	5
Loan 68	Senior	6/25/2018	Englewood, CO	72,152	72,000	Floating	3.5%	8.1%	5/9/2025	68%	3
Total/Weighted average hotel loans				$208,131	$207,979		1.2%	2.8%	1.3 years		4.3

Other (Mixed-use)
Loan 69	Senior	10/24/2019	Brooklyn, NY	$79,308	$79,308	Floating	4.2%	8.5%	11/9/2025	79%	3
Loan 70	Senior	1/13/2022	New York, NY	46,090	46,090	Floating	3.5%	7.8%	2/9/2027	76%	3
Loan 71	Senior	6/2/2021	South Pasadena, CA	33,893	33,808	Floating	5.0%	9.5%	6/9/2026	71%	3
Loan 72	Senior	5/3/2022	Brooklyn, NY	28,665	28,665	Floating	4.4%	8.7%	5/9/2027	68%	3
Loan 73	Senior	8/31/2021	Los Angeles, CA	15,888	15,888	Floating	4.6%	8.9%	9/9/2026	58%	3
Loan 74	Senior	4/3/2024	South Pasadena, CA	$10,340	$10,340	Floating	9.8%	15.1%	1/9/2025	84%	3
Total/Weighted average other (mixed-use) loans				$214,184	$214,099		4.5%	8.9%	1.4 years		3.0

Industrial
Loan 75	Senior	7/13/2022	Ontario, CA	$24,083	$24,131	Floating	3.3%	8.0%	8/9/2027	66%	3
Loan 76	Senior	3/21/2022	Commerce, CA	11,594	11,594	Floating	3.3%	7.6%	4/9/2027	60%	3
Total/Weighted average industrial loans				$35,677	$35,725		3.3%	7.8%	2.5 years		3.0

Total/Weighted average senior and mezzanine loans - Our Portfolio				$2,518,925	$2,515,278		3.4%	7.6%	1.6 years		3.2
_________________________________________
(1)Represents carrying values at our share as of December 31, 2024 and excludes general CECL reserves.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include Secured Overnight Financing Rate (“SOFR”), which was 4.33% as of December 31, 2024.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment-in-kind interest income and the accrual of origination and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of December 31, 2024 for weighted average calculations.
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
(5)On a quarterly basis, our senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of December 31, 2024.
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
(7)Loan 65 was placed on nonaccrual status in April 2024; as such, no income is being recognized.
(8)Loan 67 was placed on nonaccrual status in June 2024; as such, no income is being recognized.

At December 31, 2024, our general CECL reserve for our outstanding loans and future loan funding commitments is $166.1 million, which is 6.34% of the aggregate commitment amount of our loan portfolio. This represents an increase of $10.4 million from $155.7 million or 5.78% of the aggregate commitment amount of our loan portfolio at September 30, 2024. The increase in our general CECL reserve was primarily driven by specific inputs on certain multifamily and office loans utilized in our general CECL model. During the fourth quarter of 2024, we recorded total specific CECL reserves of $10.0 million related to one multifamily loan and one office loan which were subsequently charged off during the quarter. As a result, we have no specific CECL reserves at December 31, 2024.
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
As of December 31, 2024, $814.9 million or 24.4% of our assets were invested in net leased and other real estate properties and these properties were 88.7% occupied. The following table presents our net leased and other real estate investments as of December 31, 2024 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the year ended December 31, 2024(3)
Net leased real estate	8	$504,494	$49,455
Other real estate	8	310,358	18,225
Total/Weighted average net leased and other real estate	16	$814,852	$67,680
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of December 31, 2024; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of December 31, 2024:

	Collateral type	City, State	Number of properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)	Principal amount of debt(4)	Final debt maturity date
Net leased real estate
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	13.6	$200,000	Sep-33
Net lease 2(5)	Office	Stavanger, Norway	1	1,290,926 RSF	100%	5.4	132,879	Jun-25
Net lease 3	Office	Aurora, CO	1	183,529 RSF	100%	2.9	28,671	Aug-26
Net lease 4	Office	Indianapolis, IN	1	338,000 RSF	100%	6.0	21,368	Oct-27
Net lease 5(5)(6)	Retail	Various - U.S.	7	319,600 RSF	100%	3.0	27,670	Nov-26 & Mar-28
Net lease 6(5)	Retail	Keene, NH	1	45,471 RSF	100%	4.1	6,620	Nov-26
Net lease 7	Retail	South Portland, ME	1	52,900 RSF	100%	7.1	—	—
Net lease 8(5)	Retail	Fort Wayne, IN	1	50,000 RSF	100%	0.7	3,069	Nov-26
Total/Weighted average net leased real estate			15	5,067,769 RSF	100%	9.0	$420,277

Other real estate
Other real estate 1(5)(7)	Office	Creve Coeur, MO	7	847,604 RSF	82%	3.5	$94,263	Dec-28
Other real estate 2(5)	Office	Warrendale, PA	5	496,440 RSF	85%	5.1	60,252	Jan-25(8)
Other real estate 3	Multifamily	Arlington, TX	1	436 Units	72%	n/a	—	—
Other real estate 4(9)	Multifamily	Phoenix, AZ	1	236 Units	92%	n/a	—	—
Other real estate 5(9)	Multifamily	Fort Worth, TX	1	354 Units	84%	n/a	—	—
Other real estate 6(9)	Office	Long Island City, NY	1	220,872 RSF	31%	4.1	—	—
Other real estate 7(5)(9)	Office	Long Island City, NY	1	128,195 RSF	2%	5.2	—	—
Other real estate 8(5)(9)	Office	Oakland, CA	1	90,693 RSF	42%	2.8	—	—
Total/Weighted average other real estate			18	n/a	70%	4.2	$154,515

Total net leased and other real estate			33
_________________________________________
(1)Rentable square feet based on carrying value at our share as of December 31, 2024.
(2)Represents the percent leased as of December 31, 2024. Weighted average calculation based on carrying value at our share as of December 31, 2024.
(3)Based on in-place leases (defined as occupied and paying leases) as of December 31, 2024, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of December 31, 2024.
(4)Represents principal amount of debt at our share as of December 31, 2024.
(5)Represents a property where we recorded impairment during the year ended December 31, 2024. For Net lease 5, three individual properties were impaired.
(6)Net lease 5 consists of two separate mortgage notes.
(7)The mortgage payable collateralized by Other real estate 1 was extended in December 2024 to December 2027, the current maturity date. We have a one-year extension available, subject to satisfaction of certain customary conditions set forth in the governing documents.
(8)The mortgage payable collateralized by Other real estate 2 is in maturity default as of January 2025. We are currently negotiating an extension with our lender and remain current on interest payments.
(9)Property was acquired through foreclosure or deed-in-lieu of foreclosure.

Results of Operations
The following table summarizes our portfolio results of operations for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,			Change
	2024	2023	2022	2024 compared to 2023	2023 compared to 2022
Net interest income
Interest income	$244,773	$298,702	$236,181	$(53,929)	$62,521
Interest expense	(153,910)	(173,309)	(111,806)	19,399	(61,503)
Interest income on mortgage loans held in securitization trusts	—	—	32,163	—	32,163
Interest expense on mortgage obligations issued by securitization trusts	—	—	(29,434)	—	(29,434)
Net interest income	90,863	125,393	127,104	(34,530)	(1,711)

Property and other income
Property operating income	102,443	93,403	90,191	9,040	3,212
Other income	11,589	13,921	6,058	(2,332)	7,863
Total property and other income	114,032	107,324	96,249	6,708	11,075

Expenses
Property operating expense	33,887	26,640	24,222	7,247	2,418
Transaction, investment and servicing expense	1,641	2,499	3,434	(858)	(935)
Interest expense on real estate	27,026	25,909	28,717	1,117	(2,808)
Depreciation and amortization	40,506	33,504	34,099	7,002	(595)
Increase of current expected credit loss reserve	135,798	108,149	70,635	27,649	37,514
Impairment of operating real estate	54,211	7,590	—	46,621	7,590
Compensation and benefits	34,644	39,501	33,031	(4,857)	6,470
Operating expense	11,867	13,150	14,641	(1,283)	(1,491)
Total expenses	339,580	256,942	208,779	82,638	48,163

Other income
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	—	854	—	(854)
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	—	(854)	—	854
Other gain, net	228	613	34,630	(385)	(34,017)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(134,457)	(23,612)	49,204	(110,845)	(72,816)
Equity in earnings of unconsolidated ventures	—	9,055	25	(9,055)	9,030
Income tax expense	(1,060)	(1,062)	(2,440)	2	1,378
Net income (loss)	$(135,517)	$(15,619)	$46,789	$(119,898)	$(62,408)

Comparison of Year Ended December 31, 2024 and Year Ended December 31, 2023
Net Interest Income
Interest income
Interest income decreased by $53.9 million to $244.8 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily due to $40.4 million from loan repayments, $12.4 million from loans placed on nonaccrual status, and $8.5 million from the acquisition of six properties through deeds-in-lieu and foreclosure and one loan consolidated as real estate. This was partially offset by $3.9 million from higher interest rates, loan originations of $1.6 million, and proceeds of $1.2 million from interest on cash related to the BRSP 2024-FL2 ramp up.

Interest expense
Interest expense decreased by $19.4 million to $153.9 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily due to $30.8 million in repayments, partially offset by the net impact of the BRSP 2024-FL2 issuance and the unwinding of the CLNC 2019-FL1 securitization trust following the redemption of all outstanding securities thereunder of $12.0 million.
Property and other income
Property operating income
Property operating income increased by $9.0 million to $102.4 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily driven by property acquisitions during 2023 and 2024.
Other income
Other income decreased by $2.3 million to $11.6 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily driven by lower income on money market investments.
Expenses
Property operating expense
Property operating expense increased by $7.2 million to $33.9 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily driven by property acquisitions during 2023 and 2024.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.9 million to $1.6 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily due to costs associated with a secondary offering of shares of our Class A common stock in the first quarter of 2023.
Interest expense on real estate
Interest expense on real estate increased by $1.1 million to $27.0 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily due to amortization income recorded on above-market debt during the year ended December 31, 2023.
Depreciation and amortization
Depreciation and amortization expense increased by $7.0 million to $40.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily driven by property acquisitions during 2023 and 2024.
Increase of CECL reserve
We recorded total CECL reserves of $135.8 million during the year ended December 31, 2024, which is comprised of $97.8 million of general reserves and $38.0 million of specific reserves. The increase in our general CECL reserve was primarily driven by the macroeconomic conditions, as well as specific inputs on certain office and multifamily properties utilized in our general CECL model. We recorded specific CECL reserves related to three multifamily senior loans, two office senior loans, and a development mezzanine loan during the year ended December 31, 2024. The specific reserves were charged off during the year ended December 31, 2024. We recorded total CECL reserves of $108.1 million during the year ended December 31, 2023, primarily driven by an increase of specific reserves related to three office senior loans, one multifamily senior loan, and a development mezzanine loan.

Impairment of operating real estate
During the year ended December 31, 2024, we recorded impairment of $54.2 million on four office properties following a reduction in the current expected holding period in connection with our preparation of our quarterly financial reporting. During the year ended December 31, 2023, we recorded $7.6 million on one office property following a reduction in the current expected holding period in connection with our preparation of our quarterly financial reporting.
Compensation and benefits
Compensation and benefits decreased by $4.9 million to $34.6 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily driven by lower stock compensation and payroll-related expenses.
Operating expense
Operating expense decreased by $1.3 million to $11.9 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to lower third-party costs.
Other income
Other gain, net
Other gain, net decreased by $0.4 million to $0.2 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This was primarily due to lower unrealized gains on foreign currency hedges. As of December 31, 2024, we hold no foreign currency hedges.
Equity in earnings of unconsolidated ventures
We did not record equity in earnings of unconsolidated ventures during the year ended December 31, 2024. During the year ended December 31, 2023, we realized a one-time gain from our ratable share of dispute resolution proceeds of approximately $9.0 million from the senior mezzanine lender of the Development Mezzanine Loan in connection with our prior Los Angeles, California mixed-use project and retained B-participation investment. In connection with the settlement, effective January 26, 2023, we have no further interest in the loan or investment.
Income tax expense
Income tax expense decreased by a de minimis amount to $1.1 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Comparison of Year Ended December 31, 2023 and Year Ended December 31, 2022
Net Interest Income
Interest income
Interest income increased by $62.5 million to $298.7 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to $72.6 million related to higher interest rates and $31.3 million due to 2022 loan originations partially offset by $36.8 million due to loan repayments.
Interest expense
Interest expense increased by $61.5 million to $173.3 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to $66.2 million from higher interest rates in 2023, partially offset by $7.8 million due to paydowns on financings.
Net interest income on mortgage loans and obligations held in securitization trusts, net
Net interest income on mortgage loans and obligation held in securitization trusts, net decreased by $2.7 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022 due to the sale of our final retained interest in a securitization trust in November 2022.

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
Other income
Other income increased by $7.9 million to $13.9 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to higher interest rates on money market investments.
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
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.9 million to $2.5 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This was primarily due to $0.7 million related to lower loan servicing fees and $0.5 million of costs associated with the sale of a joint venture in the first quarter of 2022.
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
Operating expense
Operating expense decreased by $1.5 million to $13.2 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to lower third-party fees.

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
We define Distributable Earnings as GAAP net income (loss) attributable to our common stockholders (or, without duplication, the owners of the common equity of our direct subsidiaries, such as our OP) and excluding (i) non-cash equity compensation expense, (ii) the expenses incurred in connection with our formation or other strategic transactions, (iii) acquisition costs from successful acquisitions, (iv) gains or losses from sales of real estate property and impairment write-downs of depreciable real estate, including unconsolidated joint ventures and preferred equity investments, (v) general CECL reserves, (vi) depreciation and amortization, (vii) any unrealized gains or losses or other similar non-cash items that are included in net income for the current quarter, regardless of whether such items are included in other comprehensive income or loss, or in net income, (viii) one-time events pursuant to changes in GAAP and (ix) certain material non-cash income or expense items that in the judgment of management should not be included in Distributable Earnings. For clauses (viii) and (ix), such exclusions shall only be applied after approval by a majority of our independent directors. Distributable Earnings include specific CECL reserves.

Additionally, we define Adjusted Distributable Earnings as Distributable Earnings excluding (i) realized gains and losses on asset sales, (ii) fair value adjustments, which represent mark-to-market adjustments to investments in unconsolidated ventures based on an exit price, defined as the estimated price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants, (iii) unrealized gains or losses, (iv) specific CECL reserves and (v) one-time gains or losses that in the judgement of management should not be included in Adjusted Distributable Earnings. We believe Adjusted Distributable Earnings is a useful indicator for investors to further evaluate and compare our operating performance to our peers and our ability to pay dividends, net of the impact of any gains or losses on assets sales or fair value adjustments, as described above.
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
The following tables present a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders (dollars and share amounts in thousands, except per share data) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(131,979)	$(15,549)	$45,788
Adjustments:
Net income attributable to noncontrolling interest of the Operating Partnership	—	—	1,013
Non-cash equity compensation expense	11,649	14,056	7,888
Depreciation and amortization	41,082	32,050	33,949
Net unrealized loss (gain):
Impairment of operating real estate	54,211	7,590	—
Other unrealized loss (gain) on investments	125	1,747	(1,155)
General CECL reserves	97,767	26,983	13,692
Gain on sales of real estate, preferred equity and investments in unconsolidated joint ventures	(144)	—	(30,709)
Adjustments related to noncontrolling interests	(1,552)	(805)	(730)
Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$71,159	$66,072	$69,736
Distributable Earnings per share(1)	$0.55	$0.51	$0.53

Adjustments:
Specific CECL reserves	$38,031	$81,166	$56,944
Fair value adjustments	—	(9,055)	—
Realized loss on CRE debt securities and B-piece	—	—	797
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$109,190	$138,183	$127,477
Adjusted Distributable Earnings per share(1)	$0.84	$1.06	$0.98
Weighted average number of shares of Class A common stock(1)	130,150	129,794	130,539
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares and OP units (held by members other than us or our subsidiaries). For the year ended December 31, 2022 includes 3.1 million OP units until their redemption in May 2022.

Undepreciated Book Value Per Share
We believe that presenting undepreciated book value per share is a more useful and consistent measure of the value of our current portfolio and operations for our investors. It additionally enhances the comparability to our peers who do not hold real estate investments. Undepreciated book value per share excludes our share of accumulated depreciation and amortization on real estate investments (including related intangible assets and liabilities). It also excludes our share of the carrying value (including any related foreign currency translation) on certain net leased and other real estate office properties whose non-recourse mortgages mature within 12 months or who have been placed in a cash flow sweep by their lender. Our ability to refinance at their maturity dates is burdened by the current interest rate environment, lenders’ aversion to finance or refinance office properties and/or associated improvements or paydowns potentially demanded at such properties. Loan maturity defaults can lead to foreclosures. Given this potential likelihood, we believe it is prudent to recognize impairments and exclude our share of the carrying value related to these properties.
The following table calculates our GAAP book value per share and undepreciated book value per share ($ in thousands, except per share data):

	December 31, 2024	December 31, 2023
Stockholders’ Equity excluding noncontrolling interests in investment entities	$1,048,218	$1,277,335
Accumulated depreciation and amortization	232,177	198,164
Non-GAAP impairment of real estate	(134,578)	—
Foreign currency translation	6,624	—
Undepreciated book value	$1,152,441	$1,475,499

GAAP book value per share	$8.08	$9.83
Accumulated depreciation and amortization per share	1.79	1.52
Non-GAAP impairment of real estate	(1.04)	—
Foreign currency translation	0.05	—
Undepreciated book value per share	$8.89	$11.35
Total outstanding shares - Class A common stock	129,685	129,985
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

The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(131,979)	$(15,549)	$45,788
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	79,127	14,426	(32,342)
Net loss attributable to noncontrolling interests in investment entities	(3,538)	(70)	(12)
Amortization of above- and below-market lease intangibles	287	(126)	(364)
Net interest income	(69)	(71)	—
Interest expense on real estate	29,117	26,024	28,717
Other income	(380)	(437)	(18)
Transaction, investment and servicing expense	32	317	681
Depreciation and amortization	40,381	33,321	33,886
Impairment of operating real estate	54,211	7,590	—
Operating expense	64	95	231
Other gain (loss) on investments, net	682	1,660	(10,287)
Income tax expense	961	527	231
NOI attributable to noncontrolling interest in investment entities	(1,216)	(1,204)	(1,200)
Total NOI, at share	$67,680	$66,503	$65,311
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $165.0 million secured revolving credit facility as of December 31, 2024, up to approximately $2.0 billion in secured revolving repurchase facilities, $1.1 billion in non-recourse securitization financing, $587.2 million in commercial mortgages and $34.5 million in other asset-level financing structures.
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

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	December 31, 2024	December 31, 2023
Debt-to-equity ratio(1)	2.1x	1.9x
_________________________________________
(1)Represents (i) total consolidated outstanding secured debt less cash and cash equivalents of $302.2 million and $257.5 million at December 31, 2024 and December 31, 2023, respectively to (ii) total equity, in each case, at period end.
Potential Sources of Liquidity
As discussed in greater detail above under “Trends Affecting our Business,” and “Factors Impacting Our Operating Results” overall market uncertainty coupled with rising inflation and high interest rates have tempered the loan financing markets recently. A high interest rate environment will result in increased interest expense on our variable rate debt that is not hedged and may result in disruptions to our borrowers’ and tenants’ ability to finance their activities, which would similarly adversely impact their ability to make their monthly mortgage payments and meet their loan obligations. Additionally, due to the current market conditions, warehouse lenders may take a more conservative stance by increasing funding costs, which may lead to margin calls.
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of December 31, 2024, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of December 31, 2024, we were in compliance with all of our financial covenants under the Credit Agreement.
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
The following table presents a summary of our Master Repurchase Facilities and Bank Credit Facility as of December 31, 2024 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$600,000	$422,438	2.2	SOFR + 2.47%
Bank 2	600,000	160,847	2.2	SOFR + 2.01%
Bank 3	400,000	177,466	2.4	SOFR + 1.78%
Bank 4	400,000	24,432	4.8	SOFR + 1.90%
Total Master Repurchase Facilities	2,000,000	785,183

Bank Credit Facility	165,000	—	2.0	SOFR + 2.25%

Total Facilities	$2,165,000	$785,183
_________________________________________
(1)All facilities utilize Term SOFR at December 31, 2024.
The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities and Bank Credit Facility (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
December 31, 2024	$816,782	$785,183	$848,381
September 30, 2024	923,540	848,381	987,017
June 30, 2024	1,015,107	998,699	1,031,514
March 31, 2024	1,092,119	1,031,516	1,121,264
December 31, 2023	1,179,953	1,152,723	1,205,475

September 30, 2023	1,212,217	1,207,182	1,208,898
June 30, 2023	1,254,714	1,217,251	1,281,899
March 31, 2023	1,778,135	1,292,176	1,320,246
The decrease in our end of period UPB from September 30, 2024 to December 31, 2024 was driven by financing paydowns during the period.
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
BRSP 2021-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. During the year ended December 31, 2024, two loans held in BRSP 2021-FL1 were fully repaid, totaling $79.7 million, and four loans were partially repaid totaling $11.4 million. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At December 31, 2024, we had $639.5 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of December 31, 2024, the securitization reflects an advance rate of 79.7% at a weighted average cost of funds of Term SOFR plus 1.59% (before transaction costs), and is collateralized by a pool of 24 senior loan investments.
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the years ended December 31, 2024 and December 31, 2023. While we continue to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
BRSP 2024-FL2
In August 2024, we executed a $675.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which resulted in the sale of $583.9 million of the 2024-FL2 Notes.

BRSP 2024-FL2 includes a six-month ramp-up acquisition period that allows us to contribute existing or newly originated loan investments in exchange for $84.8 million in unused proceeds held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. BRSP 2024-FL2 also includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. As of December 31, 2024, the securitization reflects an advance rate of 86.5% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 24 senior loan investments and cash.
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
During the year ended December 31, 2024, one loan held in BRSP 2024-FL2 was fully repaid, totaling $19.8 million. Additionally, during the year ended December 31, 2024, we contributed existing and newly originated loan investments totaling $54.5 million as part of the ramp-up acquisition period in exchange for unused proceeds. At December 31, 2024, we had $624.9 million of unpaid principal balance of senior loan investments financed with BRSP 2024-FL2.
Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of December 31, 2024. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,238	$413	$825	$—	$—
Secured debt(2)	1,533,333	1,115,959	152,408	29,327	235,639
Securitization bonds payable(3)	1,123,285	1,068,146	55,139	—	—
Ground lease obligations(4)	26,236	3,184	6,034	4,756	12,262
Office leases	5,699	1,308	2,662	1,729	—
	$2,689,791	$2,189,010	$217,068	$35,812	$247,901
Lending commitments(5)	106,315
Total	$2,796,106
_________________________________________
(1)Future interest payments were estimated based on the applicable index at December 31, 2024 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on Term SOFR at December 31, 2024.
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
During the year ended December 31, 2024, we repurchased 1.2 million shares of Class A common stock at a weighted average price of $5.52 per share for an aggregate cost of $6.6 million.
As of December 31, 2024, there was $43.4 million remaining available to make repurchases under the Stock Repurchase Plan.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	Year Ended December 31,
Cash flow provided by (used in):	2024	2023	2022
Operating activities	$103,405	$137,624	$125,277
Investing activities	313,080	384,160	89,337
Financing activities	(327,947)	(558,600)	(161,451)
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
Our operating activities provided net cash inflows of $103.4 million and $137.6 million for the years ended December 31, 2024 and 2023, respectively. Net cash provided by operating activities decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to lower net interest income recorded during the year ended December 31, 2024.
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
Investing activities generated net cash inflows of $313.1 million for the year ended December 31, 2024. Net cash provided by investing activities in 2024 resulted primarily from repayments on loans held for investment, net of $420.9 million partially offset by the origination and fundings on our loans held for investment, net of $114.3 million.
Investing activities generated net cash inflows of $384.2 million for the year ended December 31, 2023. Net cash provided by investing activities in 2023 resulted primarily from repayments on loans held for investment, net of $455.9 million partially offset by origination and fundings on our loans held for investment, net of $77.2 million.
Investing activities generated net cash inflows of $89.3 million for the year ended December 31, 2022. Net cash provided by investing activities in 2022 resulted primarily from repayments on loans held for investment of $909.8 million, proceeds from sales of real estate of $55.6 million, proceeds from sales of investments in unconsolidated ventures of $38.1 million, proceeds from sales of beneficial interests of securitization trusts of $36.2 million and repayments of principal in mortgage loans held in securitization trusts of $18.7 million, partially offset by originations and future advances on our loans held for investment, net of $972.1 million
Financing Activities
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
Financing activities used net cash of $327.9 million for the year ended December 31, 2024, which resulted primarily from repayment of credit facilities of $665.4 million, repayment of securitization bonds of $403.4 million and distributions paid on common stock of $99.1 million partially offset by borrowings from securitization bonds of $582.6 million and borrowings from credit facilities $297.6 million.
Financing activities used net cash of $558.6 million for the year ended December 31, 2023, which resulted primarily from repayment of credit facilities of $320.6 million, repayment of securitization bonds of $258.8 million and distributions paid on common stock of $104.0 million partially offset by borrowings from credit facilities of $133.1 million.
Financing activities used net cash of $161.5 million for the year ended December 31, 2022, which resulted primarily from repayment of securitization bonds of $337.7 million, repayment of credit facilities of $336.8 million, distributions paid on common stock of $100.5 million, repayment of mortgage notes of $85.2 million, redemption of OP units of $25.4 million, repayment of mortgage obligations issued by securitization trusts of $18.7 million and repurchase of common stock of $18.3 million partially offset by borrowings from credit facilities of $771.5 million.
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
For each asset that we acquire, our asset management team engages in active management of the asset, the intensity of which depends on the attendant risks. The asset manager works collaboratively with the underwriting team to formulate a strategic plan for the particular asset, which includes evaluating the underlying collateral and updating valuation assumptions to reflect changes in the real estate market and the general economy. This plan also generally outlines several strategies for the asset to extract the maximum amount of value from each asset under a variety of market conditions. Such strategies may vary depending on the type of asset, the availability of refinancing options, recourse and maturity, but may include, among others, the restructuring of non-performing or sub-performing loans, the negotiation of discounted payoffs or other modification of the terms governing a loan, and the foreclosure and management of assets underlying non-performing loans in order to reposition them for profitable disposition. We continuously track the progress of an asset against the original business plan to ensure that the attendant risks of continuing to own the asset do not outweigh the associated rewards. Under these circumstances, certain assets will require intensified asset management in order to achieve optimal value realization.
Our asset management team engages in a proactive and comprehensive on-going review of the credit quality of each asset it manages. In particular, for debt investments on at least an annual basis, the asset management team will evaluate the financial wherewithal of individual borrowers to meet contractual obligations as well as review the financial stability of the assets securing such debt investments. Further, there is ongoing review of borrower covenant compliance including the ability of borrowers to meet certain negotiated debt service coverage ratios and debt yield tests. For equity investments, the asset management team, with the assistance of third-party property managers, monitors and reviews key metrics such as occupancy, same-store sales, tenant payment rates, property budgets and capital expenditures. If through this analysis of credit quality, the asset management team encounters declines in credit quality not in accordance with the original business plan, the team evaluates the risks and determines what changes, if any, are required to the business plan to ensure that the attendant risks of continuing to hold the investment do not outweigh the associated rewards.
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
During 2024, we reviewed and evaluated our critical accounting policies and estimates and we believe they are appropriate. The following is a list of our accounting policies that may require more significant estimates and judgements: 1) Current Expected Credit Loss (“CECL” Reserve) and 2) Real Estate Impairment. We have included a summary of the accounting policies of these areas below. For more information on our critical accounting policies and other significant accounting policies, refer to the Note titled “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
CECL Reserve
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
In measuring the general CECL reserve for financial instruments that share similar risk characteristics, we primarily apply a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default (“EAD”). Our model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through December 2024 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan specific factors, a qualitative adjustment to the reserve may be recorded. This may include when management has determined a loan to be collateral dependent and elects to utilize the practical expedient when measuring the general CECL reserve.
For determining a specific CECL reserve, financial instruments are assessed outside of the PD/LGD model on an individual basis. This occurs when it is probable that we will be unable to collect the full payment of principal and interest on the instrument. We record a reserve to reduce the carrying value of the instrument to the present value of the expected future cash flows discounted at the instrument’s effective rate or to the fair value of the collateral. We apply broadly accepted and standard real estate valuation techniques, such as a discounted cash flow (“DCF”) or direct capitalization methodology, to determine the fair value of the collateral where it is probable that we will foreclose or the borrower is experiencing financial difficulty based on our assessment at the reporting date, and the repayment is expected to be provided substantially through the operation or sale of the collateral. Determining fair value of the collateral, including utilization of a practical expedient, may take into account a number of assumptions including, but not limited to, rents and cash flow projections, market capitalization rates, discount rates and sales comps. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.
In connection with developing the CECL reserve for our loans held for investment, we determine the risk ranking of each loan as a key credit quality indicator. The risk rankings are based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, our loans and preferred equity held for investment are rated “1” through “5,” from less risk to greater risk, and the ratings are updated quarterly. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings.
We also consider qualitative factors, including, but not limited to, economic and business conditions, nature and volume of the loan portfolio, lending terms, volume and severity of past due loans, concentration of credit and changes in the level of such concentrations in its determination of the CECL reserve.
Changes in the CECL reserve for our financial instruments are recorded in increase/decrease in current expected credit loss reserve on the consolidated statement of operations with a corresponding offset to the loans held for investment or as a component of other liabilities for future loan fundings recorded on our consolidated balance sheets
Real Estate Impairment
We evaluate real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, generally on an individual property basis. If an impairment indicator exists, we evaluate the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, we may apply a probability-weighted approach to the impairment analysis. Another key consideration in this assessment is the assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and we shorten its expected hold period, this may result in the recognition of impairment losses. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess, if any, of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, we consider, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors.
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
We utilize a variety of financial instruments on some of our investments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, there is exposure to the risk that the counterparties may cease making markets and quoting prices in such instruments, which may inhibit the ability to enter into an offsetting transaction with respect to an open position. Our profitability may be adversely affected during any period as a result of changing interest rates. At December 31, 2024, we held no derivative instruments.
As of December 31, 2024, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase or decrease interest income by $3.8 million annually, net of interest expense.
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

Real estate market risk
We are exposed to the risks generally associated with the commercial real estate market. The market values of commercial real estate are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional, and local economic conditions, as well as changes or weakness in specific industry segments, and other macroeconomic factors beyond our control which have and may continue to affect occupancy rates, capitalization rates and absorption rates. This in turn could impact the performance of tenants and borrowers. We seek to manage these risks through our underwriting due diligence and asset management processes and the solutions-oriented process described above.
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
Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the year ended December 31, 2024, and through February 18, 2025, we have not received any margin calls under our Master Repurchase Facilities.
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
At December 31, 2024, we had approximately NOK 251.7 million or a total of $22.2 million, in net investments in our European subsidiaries. A 1.0% change in the foreign currency rate would result in a $0.2 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiary.
We had no foreign exchange contracts in place at December 31, 2024. Our previous foreign exchange contracts, including notional amount and key terms, is included in Note 14, “Derivatives,” to Part IV, Item 15, “Exhibits and Financial Statements Schedules.” The maturity dates of these instruments approximated the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may have resulted in an obligation for payment to or from the counterparty to the hedging agreement. We were exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we selected major international banks and financial institutions as counterparties and performed a quarterly review of the financial health and stability of our trading counterparties. No counterparty defaulted on its obligations when we held foreign exchange contracts.
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

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BrightSpire Capital, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited BrightSpire Capital, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BrightSpire Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 19, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
February 19, 2025

Item 9B. Other Information
During the period ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Recent Developments
2025 FORM OF PERFORMANCE AWARD AGREEMENT
On February 18, 2025, the Company amended and restated the BrightSpire Capital, Inc. 2022 Equity Incentive Plan Performance Restricted Stock Unit Agreement (the “Second Amended 2022 PSU Agreement”), to be used for performance awards beginning in calendar year 2025. The Second Amended 2022 PSU Agreement tests the total stockholder return of the Company relative to the median total stockholder return of certain identified peers and provides the compensation committee discretion to (i) replace any peer that is no longer listed on a securities exchange or (ii) equitably modify the total stockholder return of a company to the extent of extraordinary, unusual or non-recurring corporate events affecting such company, such as mergers, consolidations, spin-offs, stock splits, reverse splits, special dividends, recapitalizations, reclassifications and similar events.
The foregoing summary description of the Second Amended 2022 PSU Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Second 2022 PSU Agreement, a copy of which is included as Exhibit 10.11 to this Annual Report on Form 10-K and is incorporated herein by reference.
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
•government securities;
•interests in real property, including leaseholds, options to acquire real property and leaseholds, and personal property to the extent such personal property is leased in connection with real property and rents attributable to such personal property are treated as “rents from real property;”
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024.
Item 14. Principal Accounting Fees and Services.
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024.

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
(a)(3) Exhibits

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of BrightSpire Capital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BrightSpire Capital, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.
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

Current Expected Credit Loss (“CECL”) reserve
Description of the Matter
As of December 31, 2024, the Company’s loans held for investment portfolio and the associated current expected credit loss “CECL” reserve, totaled $2.5 billion and $165.9 million, respectively. As described in Note 2 to the consolidated financial statements, the Company’s CECL reserve is an estimate of the total expected credit loss over the expected life of the loan. In measuring the CECL reserve for loans that share similar risk characteristics (“general CECL reserve”), management primarily utilizes a probability of default/loss given default model which considers internal and external information relating to historical loss rates, current conditions and reasonable and supportable forecasts, and loan-specific characteristics including the loan to value ratio, property type, the financial performance of the borrower, and expected payments of principal and interest. When management determines that it is probable that the Company will be unable to collect the full payment of principal and interest on an individual loan, the Company records a reserve to reduce the carrying value of the loan to the fair value of the loan’s collateral using a discounted cash flow or direct capitalization method for collateral dependent loans.
Auditing the CECL reserve was especially challenging and subjective due to the complexity of the models for the CECL reserve and due to the judgmental nature of the significant assumptions used in determining the fair value of the loan’s collateral including capitalization rates and discount rates for the collateral dependent loans. These assumptions have a significant effect on the CECL reserve.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes to estimate the CECL reserve on its loans held for investment, including management’s review of the model, the significant assumptions described above, and the completeness and accuracy of key inputs used in both the general CECL reserve model and discounted cash flow model utilized to estimate the CECL reserve for a particular collateral dependent loan.
To test the general CECL reserve, we performed audit procedures that included, among others, evaluating the appropriateness of the model and testing the completeness and accuracy of the key inputs used to determine the CECL reserve. With the assistance of our internal specialists, we evaluated the appropriateness of the model and we reviewed the sensitivity analyses prepared by management. For a sample of loans, we involved our internal real estate valuation professionals to assist us in performing procedures to corroborate the reasonableness of the significant market-based assumptions, as described above, in deriving management’s estimate of the fair value of the collateral for collateral dependent loans.

Impairment of Real Estate Held for Investment
Description of the Matter
As of December 31, 2024, the Company had $777.4 million of real estate held for investment. As discussed in Notes 2 and 13 to the consolidated financial statements, the Company evaluates its real estate held for investment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property, determined by using a discounted cash flow model. The Company recorded $47.5 million in impairment of real estate held for investment during the year ended December 31, 2024.
Auditing impairment of real estate held for investment was especially challenging and subjective as a result of the uncertainty inherent in estimating the fair value of the properties. The fair value of the properties were based on significant assumptions, including discount rates and exit capitalization rates, that are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to measure the estimated fair value to record the impairment of real estate held for investment. For example, we tested the control over management’s review of the properties’ estimated fair value including the expected future net cash flows and the significant assumptions described above.
To test the estimated fair value of properties and measurement of the impairment charges associated with those properties, we performed audit procedures that included, among others, testing the significant assumptions described above and the underlying data used in the impairment analyses as well as the clerical accuracy of the total discounted cash flows. We involved our internal real estate valuation professionals to assist in performing these procedures by comparing the significant assumptions used to current industry and observable market-specific data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
February 19, 2025

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$302,173	$257,506
Restricted cash	148,523	104,583
Loans held for investment	2,518,925	2,936,506
Current expected credit loss reserve	(165,932)	(76,028)
Loans held for investment, net	2,352,993	2,860,478
Real estate, net	777,421	807,985
Receivables, net	38,732	41,451
Deferred leasing costs and intangible assets, net	47,172	58,971
Assets held for sale	5,170	19,600
Other assets	51,294	47,680
Total assets	$3,723,478	$4,198,254
Liabilities
Securitization bonds payable, net	$1,087,074	$912,545
Mortgage and other notes payable, net	619,055	650,293
Credit facilities	785,183	1,152,723
Accrued and other liabilities	82,625	85,501
Intangible liabilities, net	2,805	4,138
Escrow deposits payable	80,132	88,603
Dividends payable	20,793	25,985
Total liabilities	2,677,667	2,919,788
Commitments and contingencies (Note 16)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 129,685,185 and 129,985,107 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,297	1,300
Additional paid-in capital	2,865,341	2,864,883
Accumulated deficit	(1,812,083)	(1,586,292)
Accumulated other comprehensive loss	(6,337)	(2,556)
Total stockholders’ equity	1,048,218	1,277,335
Noncontrolling interests in investment entities	(2,407)	1,131
Total equity	1,045,811	1,278,466
Total liabilities and equity	$3,723,478	$4,198,254

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

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$4,237	$5,380
Restricted cash	61,194	7,023
Loans held for investment, net	1,218,140	1,170,034
Real estate, net	191,102	166,616
Receivables, net	11,455	11,731
Deferred leasing costs and intangible assets, net	7,209	7,753
Other assets	22,662	20,250
Total assets	$1,515,999	$1,388,787
Liabilities
Securitization bonds payable, net	$1,087,074	$912,545
Mortgage and other notes payable, net	165,810	170,412
Credit facilities	25,866	—
Accrued and other liabilities	9,229	5,239
Intangible liabilities, net	2,208	3,460
Escrow deposits payable	2,801	927
Total liabilities	$1,292,988	$1,092,583

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2024	2023	2022
Net interest income
Interest income	$244,773	$298,702	$236,181
Interest expense	(153,910)	(173,309)	(111,806)
Interest income on mortgage loans held in securitization trusts	—	—	32,163
Interest expense on mortgage obligations issued by securitization trusts	—	—	(29,434)
Net interest income	90,863	125,393	127,104

Property and other income
Property operating income	102,443	93,403	90,191
Other income	11,589	13,921	6,058
Total property and other income	114,032	107,324	96,249

Expenses
Property operating expense	33,887	26,640	24,222
Transaction, investment and servicing expense	1,641	2,499	3,434
Interest expense on real estate	27,026	25,909	28,717
Depreciation and amortization	40,506	33,504	34,099
Increase of current expected credit loss reserve	135,798	108,149	70,635
Impairment of operating real estate	54,211	7,590	—
Compensation and benefits (including $11,649, $14,056 and $7,888 of equity-based compensation expense, respectively)	34,644	39,501	33,031
Operating expense	11,867	13,150	14,641
Total expenses	339,580	256,942	208,779

Other income
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	—	854
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	—	(854)
Other gain, net	228	613	34,630
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(134,457)	(23,612)	49,204
Equity in earnings of unconsolidated ventures	—	9,055	25
Income tax expense	(1,060)	(1,062)	(2,440)
Net income (loss)	(135,517)	(15,619)	46,789
Net (income) loss attributable to noncontrolling interests:
Investment entities	3,538	70	12
Operating Partnership	—	—	(1,013)
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(131,979)	$(15,549)	$45,788

Net income (loss) per common share - basic (Note 18)	$(1.05)	$(0.12)	$0.35
Net income (loss) per common share - diluted (Note 18)	$(1.05)	$(0.12)	$0.34

Weighted average shares of common stock outstanding - basic (Note 18)	127,441	127,060	127,302
Weighted average shares of common stock outstanding - diluted (Note 18)	127,441	127,060	129,300
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(135,517)	$(15,619)	$46,789
Other comprehensive loss
Foreign currency translation loss	(3,781)	(1,880)	(9,300)
Total other comprehensive loss	(3,781)	(1,880)	(9,300)
Comprehensive income (loss)	(139,298)	(17,499)	37,489
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	3,538	70	12
Operating Partnership	—	—	(1,175)
Comprehensive income (loss) attributable to common stockholders	$(135,760)	$(17,429)	$36,326

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in the Operating Partnership	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2021	129,769	$1,298	$2,855,766	$(1,410,562)	$8,786	$1,455,288	$1,472	$34,555	$1,491,315
Distributions	—	$—	$—	$—	$—	$—	$(204)	$—	$(204)
Issuance and amortization of equity-based compensation	1,524	16	7,872	—	—	7,888	—	—	7,888
Repurchase of common stock	(2,181)	(22)	(18,298)	—	—	(18,320)	—	—	(18,320)
Share forfeitures	(92)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	(9,462)	(9,462)	—	162	(9,300)
Dividends and distributions declared ($0.79 per share)	—	—	—	(101,794)	—	(101,794)	—	(584)	(102,378)
Shares canceled for tax withholding on vested stock awards	(148)	(3)	(1,252)	—	—	(1,255)	—	—	(1,255)
OP redemption	—	—	9,648	—	—	9,648	—	(35,159)	(25,511)
Reallocation of equity	—	—	(13)	—	—	(13)	—	13	—
Net income (loss)	—	—	—	45,788	—	45,788	(12)	1,013	46,789
Balance as of December 31, 2022	128,872	$1,289	$2,853,723	$(1,466,568)	$(676)	$1,387,768	$1,256	$—	$1,389,024
Distributions	—	$—	$—	$—	$—	$—	$(55)	$—	$(55)
Issuance and amortization of equity-based compensation	1,620	16	14,040	—	—	14,056	—	—	14,056
Share forfeitures	(54)	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(1,880)	(1,880)	—	—	(1,880)
Dividends and distributions declared ($0.80 per share)	—	—	—	(104,175)	—	(104,175)	—	—	(104,175)
Shares canceled for tax withholding on vested stock awards	(453)	(5)	(2,880)	—	—	(2,885)	—	—	(2,885)
Net loss	—	—	—	(15,549)	—	(15,549)	(70)	—	(15,619)
Balance as of December 31, 2023	129,985	$1,300	$2,864,883	$(1,586,292)	$(2,556)	$1,277,335	$1,131	$—	$1,278,466
Issuance and amortization of equity-based compensation	1,636	$16	$11,633	$—	$—	$11,649	$—	$—	$11,649
Repurchase of common stock	(1,195)	(12)	(6,581)	—	—	(6,593)	—	—	(6,593)
Share forfeitures	(52)	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(3,781)	(3,781)	—	—	(3,781)
Dividends and distributions declared ($0.72 per share)	—	—	—	(93,812)	—	(93,812)	—	—	(93,812)
Shares canceled for tax withholding on vested stock awards	(689)	(7)	(4,594)	—	—	(4,601)	—	—	(4,601)
Net loss	—	—	—	(131,979)	—	(131,979)	(3,538)	—	(135,517)
Balance as of December 31, 2024	129,685	$1,297	$2,865,341	$(1,812,083)	$(6,337)	$1,048,218	$(2,407)	$—	$1,045,811

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(135,517)	$(15,619)	$46,789
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	—	—	(25)
Depreciation and amortization	40,506	33,504	34,099
Straight-line rental income	(2,084)	(2,135)	(1,649)
Amortization of above (below) market lease values, net	286	(127)	(364)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(6,935)	(10,985)	(13,887)
Amortization of deferred financing costs	8,049	10,689	10,742
Amortization of right-of-use lease assets and operating lease liabilities	120	107	499
Paid-in-kind interest added to loan principal, net of interest received	(1,702)	(5,022)	3,907
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	—	(854)
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	—	854
Realized gain on sale of real estate	(144)	—	(10,632)
Increase of current expected credit loss reserve	135,798	108,149	70,858
Impairment of operating real estate	53,795	7,590	—
Amortization of equity-based compensation	11,649	14,056	7,888
Mortgage notes (above) below market value amortization	14	(1,533)	140
Realized gain on sales of unconsolidated ventures	—	—	(21,900)
Deferred income tax benefit	(1,131)	(1,040)	(2,047)
Other loss, net	—	1,438	3,587
Changes in assets and liabilities:
Receivables, net	4,529	1,512	(3,069)
Deferred costs and other assets	(2,930)	189	5,151
Other liabilities	(898)	(3,149)	(4,810)
Net cash provided by operating activities	103,405	137,624	125,277
Cash flows from investing activities:
Acquisition, origination and funding of loans held for investment, net	(114,298)	(77,203)	(972,113)
Repayment on loans held for investment	420,869	455,928	909,820
Proceeds from sale of real estate	19,605	—	55,600
Acquisition of and additions to real estate and related intangibles	(6,093)	(7,056)	(3,965)
Proceeds from sale of investments in unconsolidated ventures	—	—	38,100
Distributions in excess of cumulative earnings from unconsolidated ventures	—	784	1,370
Repayment of principal in mortgage loans held in securitization trusts	—	—	18,660
Proceeds from sale of beneficial interests of securitization trusts	—	—	36,154
Cash received related to foreclosure of loans held for investment	1,468	2,160	—
Change in escrow deposits payable	(8,471)	9,547	5,711
Net cash provided by investing activities	313,080	384,160	89,337
Cash flows from financing activities:
Distributions paid on common stock	(99,060)	(103,951)	(99,391)
Distributions paid on common stock to noncontrolling interests	—	—	(1,138)
Shares canceled for tax withholding on vested stock awards	(4,601)	(2,885)	(1,255)
Repurchase of common stock	(6,593)	—	(18,320)
Redemption of OP units	—	—	(25,383)
Borrowings from mortgage notes	—	34,466	—
Repayment of mortgage notes	(16,092)	(33,931)	(85,193)
Borrowings from credit facilities	297,618	133,145	771,478
Repayment of credit facilities	(665,389)	(320,562)	(336,785)
Borrowing from securitization bonds	582,595	—	—
Repayment of securitization bonds	(403,430)	(258,789)	(337,707)
Repayment of mortgage obligations issued by securitization trusts	—	—	(18,660)
Payment of deferred financing costs	(13,011)	(6,038)	(8,892)
Distributions to noncontrolling interests	—	(55)	(204)
Forfeiture of stock awards	—	—	(1)
Issuance of common stock	16	—	—
Net cash used in financing activities	(327,947)	(558,600)	(161,451)
Effect of exchange rates on cash, cash equivalents and restricted cash	69	77	(898)
Net increase (decrease) in cash, cash equivalents and restricted cash	88,607	(36,739)	52,265
Cash, cash equivalents and restricted cash - beginning of period	362,089	398,828	346,563
Cash, cash equivalents and restricted cash - end of period	$450,696	$362,089	$398,828

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)

	Year Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$257,506	$306,320	$259,722
Restricted cash	104,583	92,508	86,841
Total cash, cash equivalents and restricted cash, beginning of period	$362,089	$398,828	$346,563

End of the period
Cash and cash equivalents	$302,173	$257,506	$306,320
Restricted cash	148,523	104,583	92,508
Total cash, cash equivalents and restricted cash, end of period	$450,696	$362,089	$398,828

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$173,958	$190,051	$126,151
Cash paid for income taxes, net	$2,039	$268	$595
Supplemental disclosure of non-cash investing and financing activities:
Deconsolidation of securitization trust (VIE asset/liability reductions)	$—	$—	$(649,377)
Accrual of distribution payable	(20,793)	(25,985)	(25,777)
Assumption of accounts payable, accrued expenses and other liabilities related to real estate owned/consolidation of VIE	(3,265)	(2,782)	—
Assumption of receivables and other assets related to real estate owned/consolidation of VIE	3,071	—
Assumption of real estate/consolidation of VIE	72,293	122,472	—
Settlement of loans held for investment, net by real estate, net and assets held for sale	—	137,600	—
Right-of-use lease assets and operating lease liabilities	4,454	—	3,271

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
Trends Affecting the Business
Although global markets have showed signs of stabilization and inflationary pressure may be moderating, CRE value uncertainties, lingering impact from COVID-19 and geopolitical unrest continue to contribute to market volatility. Generationally high interest rates have continued to negatively impact transaction activity in the real estate market and correspondingly the loan financing and refinancing opportunities. While the Federal Reserve lowered interest rates in the second half of 2024, it is uncertain as to when, how many and by how much subsequent interest rate cuts will be made in 2025. To the extent certain of the Company’s borrowers are experiencing significant financial dislocation as a result of economic conditions, the Company has and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. The market for office properties was particularly negatively impacted by COVID-19 and continues to experience headwinds driven by the normalization of work from home and hybrid work arrangements and elevated costs to operate or reconfigure office properties. Although “return to office” mandates are on the rise, the demand for office space generally remains lower than pre-COVID 19 pandemic levels and has driven rising vacancy rates. Given the continuing uncertainty in the office market, there is risk of future valuation impairment or investment loss on the Company’s loans secured by office properties. Similarly, these trends may impact the Company’s ability to manage debt covenant tests, maturity dates and/or seek suitable refinancing opportunities on certain of the Company’s office property equity investments, which may adversely impact valuation assessments and cash flow generated by such investments.
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
During the first quarter of 2024, the Company modified an Arlington, Texas multifamily loan agreement which resulted in a reconsideration event under ASC 810, Consolidation. As part of the terms of the modified loan agreement, the borrower was required to deposit into a Company controlled reserve account by June 2024, an amount sufficient to purchase an interest rate cap, reimburse the Company for any advances made under the loan and cover property level expenses and shortfalls up to $5.4 million. If the borrower did not fund such deposit by June 2024, the Company had discretion to fund such amounts on behalf of the borrower through a preferred equity investment in the parent of the borrower. If the Company elected to fund any amount, it may also elect to trigger control rights over the underlying collateral. The Company concluded that as a result of the loan modification, its investment in the Arlington, Texas multifamily loan is a VIE. In June 2024, the borrower did not fund the deposit into the controlled reserve account. In the third quarter of 2024, the Company funded certain amounts pursuant to the preferred equity investment. As of the date of the initial funding, the Company became the primary beneficiary of the VIE, as the Company has the ability to control the most significant activities of the Arlington, Texas multifamily loan’s economic performance and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. As a result, the Company consolidated the assets and liabilities of the VIE as well as the operations of the Arlington, Texas multifamily property during the third quarter of 2024 and it is included in real estate, net on its consolidated balance sheets. The loan and preferred equity held for investment related to the Arlington, Texas multifamily loan are eliminated in consolidation. The consolidation did not result in a gain or loss. See Note 3, “Loans Held for Investment, net” and Note 5, “Real Estate, net and Real Estate Held for Sale” for further information.
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
As of December 31, 2024 and December 31, 2023, the Company has identified certain consolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
Consolidated VIEs include the Investing VIEs (as defined and discussed below), the Arlington, Texas multifamily loan and certain operating real estate properties that have noncontrolling interests. At December 31, 2024 and December 31, 2023, the noncontrolling interests in the operating real estate properties, excluding the Arlington, Texas multifamily loan, represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights. The Arlington, Texas multifamily loan is held via a preferred equity interest.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investing VIEs
The Company’s previous investments in securitization financing entities (“Investing VIEs”) included subordinate first-loss tranches of securitization trusts, which represented interests in such VIEs. As of December 31, 2024 and December 31, 2023, the Company did not hold any tranches of any securitization trusts, with the exception of its securitization bonds payable, net. Refer to Note 8, “Debt” for further discussion.
Unconsolidated VIEs
As of December 31, 2024 and December 31, 2023, the Company did not hold, and had no remaining obligations to, any unconsolidated VIEs.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cash and Cash Equivalents
Short-term, highly liquid investments with original maturities of three months or less at the time of acquisition are considered to be cash equivalents. The Company’s cash is held with major financial institutions. Certain cash account balances exceed Federal Deposit Insurance Corporation insurance limits of $250,000 per account and as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. The Company monitors the financial stability of these financial institutions and believes it is not exposed to any significant credit risk in cash and cash equivalents.
Restricted Cash
Restricted cash consists primarily of securitization trust unused proceeds, borrower escrow deposits, tenant escrow deposits and real estate capital expenditure reserves.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
At December 31, 2024 and December 31, 2023, the Company had no loans classified as held for sale.
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
At December 31, 2024, the Company classified one property as held for sale. At December 31, 2023, the Company classified one property as held for sale. Refer to Note 5, “Real Estate, net and Real Estate Held for Sale” and Note 13, “Fair Value” for further detail.
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at foreclosure sale or upon execution of a deed in lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized as CECL reserves and the cumulative reserve on the loan is charged off. Fair value of foreclosed properties is generally based on a discounted cash flow, third party appraisals, broker price opinions, comparable sales, direct capitalization method or a combination thereof.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Securities
The Company held no CRE securities as of December 31, 2024 and 2023. The Company classified its CRE securities investments as available for sale on the acquisition date, which were carried at fair value. Unrealized gains (losses) were recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company elected the fair value option for the assets and liabilities of its consolidated Investing VIEs, and as a result, any unrealized gains (losses) on the consolidated Investing VIEs were recorded in unrealized gain (loss) on mortgage loans and obligations held in securitization trusts, net in the consolidated statements of operations. During the year ended December 31, 2022, the Company sold its retained investments in the subordinate tranches of a securitization trust. In connection with the sale, the Company deconsolidated the securitization trust and recognized a realized loss. Refer to Note 4, “Real Estate Securities” for further discussion.
Impairment
CRE securities for which the fair value option were elected were not evaluated for impairment as any change in fair value was recorded in the consolidated statements of operations. Realized losses on such securities were reclassified to realized loss on mortgage loans and obligations held in securitization trust, net as losses occurred.
CRE securities for which the fair value option were not elected were evaluated for impairment quarterly. Impairment of a security was considered when the fair value was below the amortized cost basis, which was then further analyzed when: (i) the holder had the intent to sell the impaired security; (ii) it is more likely than not the holder was required to sell the security; or (iii) the holder did not expect to recover the entire amortized cost of the security. When a CRE security was deemed impaired due to (i) or (ii) or (iii), the security was written down to its fair value and an impairment was recognized in the consolidated statements of operations. In all other situations, the unrealized loss was bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to other factors in excess of expected credit losses. The portion of impairment related to expected credit losses was recognized as an allowance for credit losses. The remaining impairment related to other factors was recognized as a component of accumulated OCI in the consolidated statements of equity. CRE securities which were not high-credit quality were considered to have an impairment if the security had an unrealized loss and there had been an adverse change in expected cash flow. The amount of impairment was then bifurcated as discussed above.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For the years ended December 31, 2024, 2023 and 2022, the Company recorded income tax expense of $1.1 million, $1.1 million and $2.4 million, respectively.
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
In measuring the general CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default. The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through December 2024 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan specific factors, a qualitative adjustment to the reserve may be recorded. This may include when management has determined a loan to be collateral dependent and elects to utilize the practical expedient when measuring the general CECL reserve.
For determining a specific CECL reserve, financial instruments are assessed outside of the PD/LGD model on an individual basis. This occurs when it is probable that the Company will be unable to collect the full payment of principal and interest on the instrument. The Company records a reserve to reduce the carrying value of the instrument to the present value of the expected future cash flows discounted at the instrument’s effective rate or to the fair value of the collateral. The Company applies broadly accepted and standard real estate valuation techniques, such as a discounted cash flow (“DCF”) or direct capitalization methodology, to determine the fair value of the collateral where it is probable that the Company will foreclose or the borrower is experiencing financial difficulty based on the Company’s assessment at the reporting date, and the repayment is expected to be provided substantially through the operation or sale of the collateral. Determining fair value of the collateral, including utilization of a practical expedient, may take into account a number of assumptions including, but not limited to, market rents and cash flow projections, market capitalization rates, discount rates and sales comps. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Accounting Standards Adopted in 2024
Segment Reporting—In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The ASU provides updates to reportable segment disclosures, including enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU was effective beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard in 2024 and it did not have a material impact to the financial statements.
Future Application of Accounting Standards
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
Any new accounting standards that have not been disclosed that have been issued or proposed by FASB and that do not require adoption until a future date are being evaluated and not expected to have a material impact on the financial statements.
3. Loans Held for Investment, net
The following table provides a summary of the Company’s loans held for investment, net (dollars in thousands):

	December 31, 2024					December 31, 2023
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)	Weighted Average Maturity in Years(3)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)	Weighted Average Maturity in Years(3)
Variable rate
Senior loans	$1,205,685	$1,209,645	7.2%	0.3	1.5	$1,646,722	$1,645,780	9.0%	0.5	2.7
Securitized loans(4)	1,264,456	1,264,148	7.7%	0.5	1.7	1,210,000	1,209,994	8.9%	0.5	1.9
Mezzanine loans	—	—	—%	—	—	12,330	12,450	16.4%	0.3	0.3
	2,470,141	2,473,793				2,869,052	2,868,224
Fixed rate
Mezzanine loans	45,137	45,132	8.2%	0.1	1.5	68,334	68,282	10.9%	1.0	2.4
	45,137	45,132				68,334	68,282
Loans held for investment	2,515,278	2,518,925				2,937,386	2,936,506

CECL reserve	—	(165,932)				—	(76,028)
Loans held for investment, net	$2,515,278	$2,352,993	7.4%	0.4	1.6	$2,937,386	$2,860,478	9.0%	0.5	2.4
_________________________________________
(1)Calculated based on contractual interest rate. As of December 31, 2024, all variable rate loans utilize Term Secured Overnight Financing Rate (“Term SOFR”).
(2)Calculated using current maturity date.
(3)Calculated using extended maturity date.
(4)Represents loans transferred into securitization trusts that are consolidated by the Company.

The Company had $11.9 million and $15.9 million of interest receivable related to its loans held for investment, net as of December 31, 2024 and December 31, 2023, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity relating to the Company’s loans held for investment, net was as follows (dollars in thousands):

	Carrying Value
	Year Ended December 31,
	2024	2023
Balance at January 1	$2,860,478	$3,468,742
Acquisitions/originations/additional funding	114,298	77,203
Loan maturities/principal repayments	(420,869)	(455,928)
Increase of CECL reserve(1)	(136,018)	(108,115)
Discount accretion, net	6,935	10,985
Capitalized interest, net of repayments	1,702	5,022
Transfer to Real Estate, net(2)	(90,672)	(261,288)
Charge-off of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(2)	17,139	123,857
Charge-off of loan held for investment(3)(4)	(28,975)	(14,477)
Charge-off of CECL reserve-other(3)(4)	28,975	14,477
Balance at December 31, 2024	$2,352,993	$2,860,478
_________________________________________
(1)Provision for loan losses excludes $(0.2) million for the year ended December 31, 2024 and de minimis for the year ended December 31, 2023 as determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statement of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.
(2)During the third quarter of 2024, the Company eliminated a multifamily loan in Arlington, Texas as part of the consolidation of the Arlington property as the primary beneficiary. As a result, the property was consolidated as real estate and removed from loans held from investment, net. The CECL reserve related to this loan was charged off and the net amount is reflected as an addition to real estate, net. There was no gain or loss recorded as part of the consolidation. During the fourth quarter of 2024, the Company acquired legal title to one multifamily property which is included in real estate, net on the Company’s consolidated balance sheet as of December 31, 2024. The CECL reserve related to this loan was charged off and the net amount is reflected as an addition to real estate, net. Refer to Note 5, “Real Estate, net and Real Estate Held for Sale” for further discussion.
(3)During the year ended December 31, 2024, the Company charged off uncollectible amounts of $29.0 million relating to two multifamily loans, two office loans and one mezzanine loan upon resolution of the loans.
(4)During the third quarter of 2023, the Company charged off one Mezzanine B Note which was deemed uncollectible relating to a multifamily property in Milpitas, California for $14.5 million and the Company charged off the related $14.5 million of CECL reserves upon resolution.

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of 2023, the Company amended a senior office loan with an outstanding principal balance of $39.4 million. The modification reduces the loan spread from 3.96% to 1.5%, and includes an exit fee upon repayment of the loan of 2.5% of the principal balance. The modification allows the sponsor to utilize tenant improvements and leasing commission funds for capital improvements such as rezoning the collateral for additional commercial uses, and exploring rezoning certain parcels for multifamily use. Additionally, the sponsor funded $0.3 million into a reserve to fund operating shortfalls. During the fourth quarter of 2024, this senior loan was extended to March 9, 2025. During the years ended December 31, 2024 and December 31, 2023, this loan remained current on interest payments.
Nonaccrual and Past Due Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table provides an aging summary of loans held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due(1)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (2)	Total Loans
December 31, 2024	$2,368,591	$—	$—	$150,334	$2,518,925
December 31, 2023	2,936,506	—	—	—	2,936,506
_________________________________________
(1)At December 31, 2024, includes one multifamily senior loan in maturity default as of December 9, 2024. The borrower remains current on interest payments. At December 31, 2023, includes one multifamily senior loan which was placed on nonaccrual status on December 9, 2023 with a carrying value of $28.8 million. The loan was repaid in the second quarter of 2024.
(2)At December 31, 2024, includes one hotel senior loan which was placed on nonaccrual status on June 9, 2024 with a carrying value of $136.0 million and an office mezzanine loan which was placed on nonaccrual status on April 1, 2024 with a carrying value of $14.4 million.

Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023
CECL reserve at beginning of period	$76,028	$106,247
Increase in general CECL reserve(1)	97,975	26,949
Increase in specific CECL reserve(2)	38,043	81,166
Charge-offs of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(3)	(17,139)	(123,857)
Charge-off of CECL reserve-other(4)(5)	(28,975)	(14,477)
CECL reserve at end of period	$165,932	$76,028
_________________________________________
(1)Excludes $(0.2) million and de minimis amount of CECL reserves related to unfunded commitments reported on the consolidated statement of operations for the years ended December 31, 2024 and 2023, respectively.
(2)During the year ended December 31, 2024, the Company recorded specific CECL reserves totaling $39.0 million and had $1.0 million of reversals for three multifamily loans, two office loans and one development mezzanine loan. The specific CECL reserves were charged off during the period upon resolution.
(3)During the third quarter of 2024, the Company consolidated a multifamily loan in Arlington, Texas as the primary beneficiary. As a result, the property was consolidated as real estate. The CECL reserve related to this loan was charged off. During the fourth quarter of 2024, the Company acquired legal title relating to one multifamily loan. The CECL reserve related to this loan was charged off.
(4)During the year ended 2024, the Company charged off specific CECL reserves totaling $29.0 million relating to two multifamily loans, two office loans and one development mezzanine loan upon the resolution of these loans.
(5)During the third quarter of 2023, the Company deemed the $14.5 million Mezzanine B Note uncollectible and charged off the related $14.5 million of specific CECL reserves.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2024, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for one nonperforming hotel senior loan, one nonaccrual office mezzanine loan and one multifamily senior loan in maturity default, as noted in “Nonaccrual and Past Due Loans” above. As of December 31, 2023, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for the multifamily senior loan which was repaid in the second quarter of 2024, as noted in “Nonaccrual and Past Due Loans” above. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, no debt investment contributed more than 10.0% of interest income.
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans held for investment by year of origination and credit quality risk ranking as of December 31, 2024 and December 31, 2023 (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies” for loan risk ranking definitions.
At December 31, 2024, the weighted average risk ranking for loans held for investment was 3.2.

	December 31, 2024
	Year of Origination
Risk Rankings	2024	2023	2022	2021	2020 and earlier	Total
Senior loans

3	$62,997	$—	$703,245	$856,161	$440,354	$2,062,757
4	—	—	55,350	162,265	—	217,615
5	—	—	—	—	193,421	193,421
Total Senior loans	62,997	—	758,595	1,018,426	633,775	2,473,793

Mezzanine loans

3	—	14,355	30,777	—		45,132
Total Mezzanine loans	—	14,355	30,777	—	—	45,132

Total Loans held for investment	$62,997	$14,355	$789,372	$1,018,426	$633,775	$2,518,925
Current period gross write-offs(1)	$—	$—	$6,155	$2,413	$20,407	$28,975
_________________________________________
(1)Current period gross write-offs excludes all transfers to real estate, net.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $106.3 million and $168.2 million at December 31, 2024 and December 31, 2023, respectively. Refer to Note 16, “Commitments and Contingencies” for further details. The Company recorded $0.2 million and $0.4 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at December 31, 2024 and December 31, 2023, respectively. See Note 2, “Summary of Significant Accounting Policies” for further details.
4. Real Estate Securities
Investments in Investing VIEs
As of December 31, 2024 and December 31, 2023, the Company did not hold any assets or liabilities attributable to securitization trusts.
The Company did not generate net income attributable to investments in the subordinate tranches of securitization trusts for the years ended December 31, 2024 and 2023.
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
The below table presents net income attributable to the Company’s common stockholders for the year ended December 31, 2022, generated from the Company’s investments in the subordinate tranches of securitization trusts (dollars in thousands):

Year Ended December 31,
2022
Statement of Operations
Interest income on mortgage loans held in securitization trusts	$32,163
Interest expense on mortgage obligations issued by securitization trusts	(29,434)
Net interest income	2,729
Operating expense	(671)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	854
Realized loss on mortgage loans and obligations held in securitization trusts, net	(854)
Net income attributable to BrightSpire Capital, Inc. common stockholders	$2,058

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023
Land and improvements	$121,881	$127,003
Buildings, building leaseholds, and improvements	476,712	498,291
Tenant improvements	19,354	19,145
Subtotal	$617,947	$644,439
Less: Accumulated depreciation	(116,089)	(103,468)
Less: Impairment(1)	(30,693)	—
Net lease portfolio, net	$471,165	$540,971
The following table presents the Company’s portfolio of other real estate, net as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023
Land and improvements	$77,219	$68,433
Buildings, building leaseholds, and improvements	269,062	217,554
Tenant improvements	30,369	27,668
Furniture, fixtures and equipment	3,108	1,204
Construction-in-progress	2,394	3,142
Subtotal	$382,152	$318,001
Less: Accumulated depreciation	(53,608)	(43,397)
Less: Impairment(1)	(22,288)	(7,590)
Other portfolio, net	$306,256	$267,014
_________________________________________
(1)    See Note 13, “Fair Value,” for discussion of impairment of real estate.
At December 31, 2024, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $115.2 million and one foreclosed property as held for sale with a carrying value of $1.9 million. At December 31, 2023, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $100.4 million and one foreclosed property as held for sale with a carrying value of $19.6 million.
Depreciation Expense
Depreciation expense on real estate was $27.5 million, $24.7 million and $24.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Property Operating Income
For the years ended December 31, 2024, 2023 and 2022 the components of property operating income were as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease revenues
Minimum lease revenue	$90,817	$81,127	$77,270
Variable lease revenue	11,912	12,149	10,992
	$102,729	$93,276	$88,262
Hotel operating income	—	—	1,566
Total property operating income(1)	$102,729	$93,276	$89,828
_________________________________________
(1)Excludes amortization expense related to above and below-market leases of $1.6 million and income of $1.3 million for the year ended December 31, 2024, respectively. Excludes amortization expense related to above and below-market leases of $1.3 million and income of $1.4 million for the year ended December 31, 2023, respectively. Excludes amortization expense related to above and below-market leases of $1.0 million and income of $1.4 million for the year ended December 31, 2022, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2024, 2023 and 2022 the Company had no single property with property operating income equal to or greater than 10.0% of total revenue of the Company.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of December 31, 2024 (dollars in thousands):

2025	$83,354
2026	71,899
2027	67,542
2028	58,339
2029	55,677
2030 and thereafter	244,193
Total	$581,004
The rental properties owned at December 31, 2024, are leased under noncancellable operating leases with current expirations ranging from 2025 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the years ended December 31, 2024, 2023 and 2022 was $3.2 million, $3.1 million and $3.1 million, respectively.
Refer to Note 16, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of December 31, 2024.
Real Estate Acquisitions
During the year ended December 31, 2024, the Company acquired legal title to one multifamily property which is included in real estate, net on the Company’s consolidated balance sheets.
In the third quarter of 2024, the Company held an investment in an Arlington, Texas loan collateralized by one multifamily property that was determined to be a VIE. In the third quarter of 2024, the Company was determined to be the primary beneficiary of the VIE and consolidated the assets and liabilities as well as the operations of the multifamily property. The multifamily property is included in real estate, net on the Company’s consolidated balance sheets. The consolidation did not result in a gain or loss.
During the year ended December 31, 2023, the Company acquired legal title to four office properties and one multifamily property. Following the acquisitions, four properties were included in real estate, net on the Company’s consolidated balance sheets and one property was classified as held for sale as of December 31, 2023.
In accordance with ASC 805-50, the Company allocated the fair value of the assumed assets and liabilities on the respective acquisition dates for each property acquired.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s real estate acquisitions for the years ended December 31, 2024 and 2023 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings/Units(1)	Purchase Price	Land and Improvements(2)	Building and Improvements(2)	Furniture and Fixtures(2)	Lease Intangible Assets(2)	Other Assets	Lease Intangible Liabilities(2)	Other Liabilities
Year Ended December 31, 2024
November 2024	Multifamily - Texas(3)	354	$33,540	$4,023	$25,629	$795	$2,380	$1,703	$—	$(990)
July 2024	Multifamily - Texas(4)	436	40,019	8,895	27,443	1,109	1,935	2,836	—	(2,199)
Year Ended December 31, 2023
July 2023	Office - California(5)(6)	1	13,933	5,718	3,262	—	4,404	922	(2)	(371)
June 2023	Office - New York(5)	1	36,177	10,380	24,484	—	1,898	432	(528)	(489)
June 2023	Office - New York(5)	1	36,922	14,786	15,958	—	6,867	876	(193)	(1,372)
November 2023	Office - Washington D.C.(7)	1	19,600	—	—	—	—	—	—	—
December 2023	Multifamily - Arizona(5)	236	35,213	7,590	25,745	832	1,271	325	—	(550)
			$215,404	$51,392	$122,521	$2,736	$18,755	$7,094	$(723)	$(5,971)
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
(4)    Represents a multifamily property held in a VIE for which the Company was deemed the primary beneficiary. The Company consolidated the assets, liabilities and the property's operations beginning in the third quarter of 2024.
(5)    Represents assets acquired by the Company through deeds-in-lieu of foreclosure.
(6)    The office property was sold subsequent to December 31, 2024.
(7)    Represents an asset acquired through foreclosure and subsequently classified as held for sale. As such, no purchase price allocation was completed and purchase price represents the fair value of the property. The property was sold during the three months ended September 30, 2024.

Impairment
During the year ended December 31, 2024, in connection with the Company’s preparation of its quarterly financial reporting, the Company recorded $47.5 million of impairment related to three office properties held for investment. The impairment was due to a reduction in the current expected holding period of the properties. The estimated fair value of the collateral was determined by using a discounted cash flow model. During the year ended December 31, 2024, the Company recorded $6.7 million of impairment related to one office property held for sale. The impairment was recorded based on a reduction in the expected holding period as well as the expected proceeds from the sale. Subsequent to December 31, 2024, the Company sold this office property. Refer to Note 13, “Fair Value” for further discussion.
During the year ended December 31, 2023, the Company recorded $7.6 million of impairment related to one office property. The impairment was due to a reduction in the estimated holding period of the property and increased capital expenditures. The estimated fair value of the collateral was determined by using a discounted cash flow model. Refer to Note 13, “Fair Value” for further discussion.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Held for Sale
The following table summarizes the Company’s assets held for sale related to real estate (dollars in thousands):

December 31, 2024
Assets
Real estate, net	$1,917
Deferred leasing costs and intangible assets, net	3,253
Total assets held for sale	$5,170
Upon acquisition of the Washington D.C. office property through foreclosure in November 2023, the Company classified it as held for sale. The sale closed during the three months ended September 30, 2024 for a gross sales price of $21.5 million which resulted in a gain on sale of $0.1 million and is included in other gain, net on the consolidated statement of operations.
The Company acquired one office property in Oakland, California through a deed-in-lieu of foreclosure in July 2023. During the three months ended June 30, 2024, the Company classified the office property as held for sale. Subsequent to December 31, 2024, the office property was sold for a gross sales price of $5.5 million, resulting in a de minimis gain on sale. Refer to Note 19 “Subsequent Events” for further discussion.
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
6. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at December 31, 2024 and December 31, 2023 are as follows (dollars in thousands):

	December 31, 2024
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$82,530	$(49,495)	$33,035
Deferred leasing costs	32,864	(21,021)	11,843
Above-market lease values	11,587	(9,293)	2,294
	$126,981	$(79,809)	$47,172
Intangible Liabilities
Below-market lease values	$16,798	$(13,993)	$2,805

	December 31, 2023
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$82,604	$(41,509)	$41,095
Deferred leasing costs	31,004	(18,571)	12,433
Above-market lease values	13,617	(8,174)	5,443
	$127,225	$(68,254)	$58,971
Intangible Liabilities
Below-market lease values	$16,798	$(12,660)	$4,138

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Above-market lease values	$(1,616)	$(1,291)	$(1,003)
Below-market lease values	1,330	1,418	1,367
Net increase (decrease) to property operating income	$(286)	$127	$364

In-place lease values	$10,039	$5,876	$5,976
Deferred leasing costs	2,866	2,748	3,008
Amortization expense	$12,905	$8,624	$8,984
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of December 31, 2024 (dollars in thousands):

	2025	2026	2027	2028	2029	2030 and thereafter	Total
Above-market lease values	$(1,143)	$(604)	$(133)	$(93)	$(92)	$(229)	$(2,294)
Below-market lease values	1,289	1,081	81	81	81	192	2,805
Net increase (decrease) to property operating income	$146	$477	$(52)	$(12)	$(11)	$(37)	$511

In-place lease values	$6,719	$3,711	$3,098	$2,988	$2,976	$13,543	$33,035
Deferred leasing costs	2,421	1,948	1,766	1,571	857	3,280	11,843
Amortization expense	$9,140	$5,659	$4,864	$4,559	$3,833	$16,823	$44,878
7. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023
Restricted cash:
Borrower escrow deposits	$80,132	$88,603
Securitization trust unused proceeds(1)	50,087	—
Capital expenditure reserves	11,027	10,534
Real estate escrow reserves	3,167	2,198
Working capital and other reserves	2,096	2,396
Tenant lockboxes	2,014	852
Total	$148,523	$104,583
_________________________________________
(1)    Refer to Note 8, “Debt” for further discussion.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a summary of other assets as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023
Other assets:
Right-of-use lease asset	$23,238	$22,094
Tax receivable and deferred tax assets	16,299	16,634
Prepaid expenses and other	6,379	2,730
Deferred financing costs, net – credit facilities	3,143	3,807
Investments in unconsolidated ventures at fair value	2,235	2,251
Derivative assets	—	164
Total	$51,294	$47,680
The following table presents a summary of accrued and other liabilities as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023
Accrued and other liabilities:
Operating lease liability	$24,119	$22,926
Current and deferred tax liability	21,147	24,202
Accounts payable, accrued expenses and other liabilities	17,830	17,569
Interest payable	10,046	11,324
Prepaid rent and unearned revenue	7,852	7,219
Tenant security deposits	1,443	1,617
Unfunded CECL loan allowance	188	425
Other	—	219
Total	$82,625	$85,501
Investments in Unconsolidated Ventures at Fair Value
Private Funds
The Company elected to account for its indirect interests in real estate through real estate private equity funds (“PE Investments”), which interests ranged from 1.0% to 10.0% as of December 31, 2024 and December 31, 2023. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
Investments in Unconsolidated Ventures
In the first quarter of 2023, the Company realized a one-time gain from its ratable share of dispute resolution proceeds of approximately $9.0 million from the senior mezzanine lender at the Company’s prior Los Angeles, California mixed-use project construction mezzanine loan and retained B-participation investment, which is recorded in equity in earnings of unconsolidated ventures on the Company’s consolidated statements of operations. In connection with the settlement, effective January 26, 2023, the Company has no further interest in the loan or investment. The Company recognized no equity in earnings of unconsolidated ventures on the mixed-use project during the year ended December 31, 2022.
During the second quarter of 2022, the Company sold an equity method investment for a gross sales price of $38.1 million and recognized a realized gain of $21.9 million. The realized gain is included in other gain, net on the Company’s consolidated statement of operations.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt
The following table presents debt as of December 31, 2024 and December 31, 2023 (dollars in thousands):

						December 31, 2024		December 31, 2023
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
BRSP 2024-FL2(3)		Non-recourse	Aug-37	SOFR + 2.47%		$583,875	$576,577	$—	$—
BRSP 2021-FL1(3)		Non-recourse	Aug-38	SOFR(4) + 1.59%		510,497	510,497	601,590	600,240
CLNC 2019-FL1(3)		Non-recourse	(5)	(4)(5)		—	—	312,337	312,305
Subtotal securitization bonds payable, net						1,094,372	1,087,074	913,927	912,545

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Sep-33	4.77%		200,000	198,963	200,000	198,871
Net lease 2(6)		Non-recourse	Jun-25	3.91%		132,879	133,152	157,216	157,819
Net lease 3		Non-recourse	Aug-26	4.08%		28,671	28,599	29,352	29,238
Net lease 4		Non-recourse	Oct-27	4.45%		21,368	21,368	21,976	21,976
Net lease 5(7)		Non-recourse	Nov-26	4.45%		16,663	16,521	17,082	16,869
Net lease 5(8)		Non-recourse	Mar-28	4.38%		11,007	10,570	11,271	10,833
Net lease 6		Non-recourse	Nov-26	4.45%		6,620	6,564	6,787	6,702
Net lease 8		Non-recourse	Nov-26	4.45%		3,069	3,043	3,146	3,107
Other real estate 1		Non-recourse	Dec-28(9)	4.47%		99,224	98,124	101,260	101,260
Other real estate 2		Non-recourse	Jan-25(10)	4.30%		67,699	67,685	69,315	69,152
Loan 1(11)		Non-recourse	Jun-26	SOFR + 4.25%		34,466	34,466	34,466	34,466
Subtotal mortgage and other notes payable, net						621,666	619,055	651,871	650,293

Bank credit facility
Bank credit facility	$165,000	Recourse	Jan-27 (12)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1	600,000	Limited Recourse(13)	Apr-27(14)	SOFR + 2.47%	(15)	422,438	422,438	490,261	490,261
Bank 2	600,000	Limited Recourse(13)	Apr-27(16)	SOFR + 2.01%	(15)	160,847	160,847	261,753	261,753
Bank 3	400,000	(17)	June-27(18)	SOFR + 1.78%	(15)	177,466	177,466	237,985	237,985
Bank 4	400,000	Limited Recourse(13)	Nov-29(19)	SOFR + 1.90%	(15)	24,432	24,432	162,724	162,724
Subtotal master repurchase facilities	$2,000,000					785,183	785,183	1,152,723	1,152,723

Subtotal credit facilities						785,183	785,183	1,152,723	1,152,723

Total						$2,501,221	$2,491,312	$2,718,521	$2,715,561
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
(6)As of December 31, 2024, the outstanding principal of the mortgage payable was NOK 1.5 billion, which translated to $132.9 million. In July 2024, the trustee placed the property into a cash flow sweep where excess cash flow is utilized to amortize the principal of the mortgage.
(7)Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.
(8)Represents a mortgage note collateralized by three properties.
(9)The mortgage payable collateralized by Other real estate 1 was extended in December 2024 to December 2027, the current maturity date. The Company has a one-year extension available, subject to satisfaction of certain customary conditions set forth in the governing documents.
(10)The mortgage payable collateralized by Other real estate 2 is in maturity default as of January 2025. The Company is currently negotiating an extension with its lender and remains current on interest payments.
(11)In June 2023, the Company completed a refinancing of Loan 1 which modified the interest rate to SOFR plus 4.25%. The current maturity of the note payable is June 2025, with a one-year extension available at the Company’s option, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(12)On January 28, 2022, the Company, through its subsidiaries, including the OP, entered into an Amended and Restated Credit Agreement. Refer to “Bank Credit Facility” within this note for more details.
(13)Recourse solely with respect to 25.0% of the financed amount.
(14)The current maturity date is April 2025, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(15)Represents the weighted average spread as of December 31, 2024. The contractual interest rate depends upon asset type and characteristics and ranges from SOFR plus 1.50% to 2.75%.
(16)The current maturity date is April 2026, with a one-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(17)Recourse is either 25.0% or 50.0% depending on loan metrics.
(18)The current maturity date is June 2025, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(19)The current maturity date is November 2026, with three one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at December 31, 2024 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage and Other Notes Payable, Net	Credit Facilities
2025	$202,907	$—	$202,907	$—
2026	89,036	—	89,036	—
2027	781,111	—	20,360	760,751
2028	109,363	—	109,363	—
2029	24,432	—	—	24,432
2030 and thereafter	1,294,372	1,094,372	200,000	—
Total	$2,501,221	$1,094,372	$621,666	$785,183
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of December 31, 2024, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of December 31, 2024, the Company was in compliance with all of its financial covenants under the Credit Agreement.
Securitization Financing Transactions
Securitization bonds payable, net represent debt issued by securitization vehicles consolidated by the Company. Senior notes issued by these securitization trusts were generally sold to third parties and subordinated notes retained by the Company. Following expiration of the reinvestment period, payments from underlying collateral loans must be applied to repay the notes until fully paid off, irrespective of the contractual maturities of the loans.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2024, the Company had $1.3 billion carrying value of CRE debt investments and other assets financed with $1.1 billion of securitization bonds payable, net. As of December 31, 2023, the Company had $1.2 billion carrying value of CRE debt investments financed with $913.9 million of securitization bonds payable, net.
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
BRSP 2021-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. During the year ended December 31, 2024, two loans held in BRSP 2021-FL1 were fully repaid, totaling $79.7 million, and four loans were partially repaid totaling $11.4 million. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At December 31, 2024, the Company had $639.5 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of December 31, 2024, the securitization reflects an advance rate of 79.7% at a weighted average cost of funds of Term SOFR plus 1.59% (before transaction costs), and is collateralized by a pool of 24 senior loan investments.
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the years ended December 31, 2024 and December 31, 2023. While the Company continues to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
BRSP 2024-FL2
In August 2024, the Company executed a $675.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which resulted in the sale of $583.9 million of investment grade notes (the “2024-FL2 Notes”).
BRSP 2024-FL2 includes a six-month ramp-up acquisition period that allows the Company to contribute existing or newly originated loan investments in exchange for $84.8 million in unused proceeds held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. BRSP 2024-FL2 also includes a two-year reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. As of December 31, 2024, the securitization reflects an advance rate of 86.5% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 24 senior loan investments and cash. During the year ended December 31, 2024, one loan held in BRSP 2024-FL2 was fully repaid, totaling $19.8 million. Additionally, the Company contributed existing or newly originated loan investments totaling $54.5 million as part of the ramp-up acquisition period in exchange for unused proceeds. At December 31, 2024, the Company had $624.9 million of unpaid principal balance of senior loan investments financed with BRSP 2024-FL2.

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
Master Repurchase Facilities
As of December 31, 2024, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.0 billion to finance the origination of first mortgage loans and senior loan participations secured by senior loan investments (each, a “Master Repurchase Facility” and collectively, the “Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of December 31, 2024, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of December 31, 2024, the Company had $1.0 billion carrying value of CRE debt investments financed with $785.2 million under the Master Repurchase Facilities. As of December 31, 2023, the Company had $1.5 billion carrying value of CRE debt investments financed with $1.2 billion under the Master Repurchase Facilities.
As of December 31, 2024 and December 31, 2023, the Company had one counterparty, Bank 1, with net exposure (collateral that exceeded amounts borrowed) totaling more than 10% of the Company’s total equity. As of December 31, 2024 and December 31, 2023, the Company’s net exposure to Bank 1 was $198.8 million and $188.3 million, respectively.
9. Related Party Arrangements
The Company had no related party transactions as of and for the years ended December 31, 2024, 2023 and 2022.
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
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $11.6 million, $14.1 million and $7.9 million within compensation and benefits in the consolidated statement of operations for the years ended December 31, 2024, 2023 and 2022, respectively.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the years ended December 31, 2024, 2023 and 2022:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested shares at December 31, 2021	1,482,094	272,000	1,754,094	$8.64	$11.96
Granted	1,524,482	—	1,524,482	8.59	—
Vested	(605,422)	—	(605,422)	9.18	—
Forfeited	(92,463)	—	(92,463)	8.48	—
Unvested shares at December 31, 2022	2,308,691	272,000	2,580,691	$8.47	$11.96
Granted	1,484,502	384,378	1,868,880	6.80	9.69
Vested	(951,024)	(136,000)	(1,087,024)	8.43	11.96
Forfeited	(54,362)	(136,000)	(190,362)	7.62	11.96
Unvested shares at December 31, 2023	2,787,807	384,378	3,172,185	$7.61	$9.69
Granted	1,636,256	534,056	2,170,312	6.48	7.82
Vested	(1,629,391)	—	(1,629,391)	7.66	—
Forfeited	(51,755)	—	(51,755)	7.03	—
Unvested shares at December 31, 2024	2,742,917	918,434	3,661,351	$6.92	$8.60
Fair value of equity awards that vested during the years ended December 31, 2024 and December 31, 2023, determined based on their respective fair values at vesting date, was $10.9 million and $5.7 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of grant of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At December 31, 2024, aggregate unrecognized compensation cost for all unvested equity awards was $14.6 million, which is expected to be recognized over a weighted-average period of 1.9 years.
11. Stockholders’ Equity
Authorized Capital
As of December 31, 2024, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of December 31, 2024 and December 31, 2023.
Dividends
During the year ended December 31, 2024, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 15, 2024	March 29, 2024	April 15, 2024	$0.20
June 17, 2024	June 28, 2024	July 15, 2024	$0.20
July 30, 2024	September 30, 2024	October 15, 2024	$0.16
December 16, 2024	December 31, 2024	January 15, 2025	$0.16

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the year ended December 31, 2024, the Company repurchased 1.2 million shares of Class A common stock at a weighted average price of $5.52 per share for an aggregate cost of $6.6 million.
As of December 31, 2024, there was $43.4 million remaining available to make repurchases under the Stock Repurchase Program.
The Company did not repurchase any shares of its Class A common stock during the year ended December 31, 2023.
Under the prior repurchase program, during the year ended December 31, 2022, the Company repurchased 2.2 million shares of Class A common stock at a weighted average price of $8.40 per share for an aggregate cost of $18.3 million.
As of December 31, 2022, there was $81.7 million remaining available to make repurchases under the prior repurchase program. Additionally, and separate from the prior repurchase program, the Company redeemed the 3.1 million total outstanding membership units in the OP held by a third-party representing noncontrolling interests at a price of $8.25 per unit for a total cost of $25.4 million during the year ended December 31, 2022.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2021	$17,893	$(9,107)	$8,786
Other comprehensive loss before reclassification	—	(9,316)	(9,316)
Amounts reclassified from OP	710	(856)	(146)
Net current period OCI	710	(10,172)	(9,462)
AOCI at December 31, 2022	$18,603	$(19,279)	$(676)
Other comprehensive loss	—	(1,880)	(1,880)
AOCI at December 31, 2023	$18,603	$(21,159)	$(2,556)
Other comprehensive loss	—	(3,781)	(3,781)
AOCI at December 31, 2024	$18,603	$(24,940)	$(6,337)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Components of AOCI - Noncontrolling Interests in the OP

(dollars in thousands)	Unrealized gain (loss) on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$710	$(872)	$(162)
Other comprehensive income before reclassification	—	16	16
Amounts reclassified from AOCI	(710)	856	146
Net current period OCI	(710)	872	162
AOCI at December 31, 2022	$—	$—	$—
Changes in Components of AOCI - Noncontrolling Interests in investment entities

(dollars in thousands)	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2021	$1,872	$1,872
Amounts reclassified from AOCI	(1,872)	(1,872)
Net current period OCI	(1,872)	(1,872)
AOCI at December 31, 2022	$—	$—
12. Noncontrolling Interests
Operating Partnership
Net income (loss) attributable to the noncontrolling interests was based on such members ownership percentage of the OP. For the years ended December 31, 2024 and December 31, 2023, there were no noncontrolling interests in the OP and the OP is owned by the Company directly, and indirectly through the Company’s subsidiary, BRSP-T Partner, LLC. Net income attributable to the noncontrolling interests of the OP was $1.0 million for the year ended December 31, 2022.
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities for the years ended December 31, 2024, 2023 and 2022 was $3.5 million, $0.1 million and de minimis, respectively.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other assets - PE Investments	$—	$—	$2,235	$2,235	$—	$—	$2,251	$2,251
Other assets - derivative assets	—	—	—	—	—	164	—	164
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023
	Other assets - PE Investments
Beginning balance	$2,251	$3,035
Distributions/paydowns	(16)	(784)
Ending balance	$2,235	$2,251
As of December 31, 2024 and December 31, 2023, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. As of December 31, 2024 and December 31, 2023, the key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of December 31, 2024 and December 31, 2023, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans held for investment, net(2)(3)	$2,515,278	$2,518,925	$2,349,346	$2,937,386	$2,936,506	$2,861,358
Financial liabilities:(1)
Securitization bonds payable, net	$1,094,372	$1,087,074	$1,094,372	$913,927	$912,545	$913,927
Mortgage and other notes payable, net	621,666	619,055	587,349	651,871	650,293	627,680
Master repurchase facilities	785,183	785,183	785,183	1,152,723	1,152,723	1,152,723
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $106.3 million and $168.2 million as of December 31, 2024 and December 31, 2023, respectively.
(3)Carry value excludes CECL reserves of $165.9 million and $76.0 million as of December 31, 2024 and December 31, 2023, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2024. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of December 31, 2024, the Company believes the unpaid principal balance approximates fair value given the floating rate nature of the bonds and significant level of subordination within the securitization. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of December 31, 2024, the Company believes the carrying value approximates fair value due to the short-term nature of the debt, and as a result, contractual rates should equate to market rates. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Other
The carrying values of cash and cash equivalents, restricted cash, receivables, and accrued and other liabilities approximate fair value due to their short term nature and credit risks, if any, are negligible.

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
During the year ended December 31, 2024, the Company recorded specific CECL reserves of $30.0 million related to two multifamily loans, two office loans and one development mezzanine loan based on the proceeds received from the repayment of the loans. Following repayment of one of the office loans, the Company recognized a specific CECL reversal of $1.0 million after receiving higher than expected proceeds. The Company also recorded specific CECL reserves of $9.0 million related to one multifamily loan that was acquired through a foreclosure in the fourth quarter of 2024. The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserve. The specific CECL reserves on the one multifamily loan was based on the estimated fair value of the collateral using a discounted cash flow model and Level 3 inputs, which included a capitalization rate of 5.3% and discount rate of 6.0%. All specific CECL reserves recorded during the year ended December 31, 2024 were charged off.
Additionally, the Company recorded general CECL reserves on two office loans, one hotel loan and one multifamily loan that it determined to be collateral dependent as of December 31, 2024. The Company estimated expected losses based on the loan’s collateral value, which was determined either by applying a capitalization rate between 8.0% and 8.8% and a discount rate between 9.5% and 20.2%, or by the expected proceeds from the sale of the underlying collateral.
During the year ended December 31, 2024, the Company recorded $47.5 million of impairment related to three office properties. The impairment was due to a reduction in the current expected holding period of the properties. The estimated fair value of the collateral was determined by using a discounted cash flow model and Level 3 inputs, which included capitalization rates ranging from 5.5% to 9.5%, discount rates ranging from 8.1% to 9.8% and a weighted average capitalization rate of 7.6% based on carrying value. The Company also recorded $6.7 million of impairment related to one office property held for sale. The impairment was due to a reduction in the expected holding period as well as the proceeds expected from the sale of the property. Subsequent to December 31, 2024, the Company sold the office property. Refer to Note 5, “Real Estate, net and Real Estate Held for Sale” for further discussion.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the third quarter of 2023, the Company recorded $4.8 million of additional specific CECL reserves related to the Washington D.C. office senior loan. The estimated fair value of the collateral for the Washington, D.C. office senior loan was determined by using a discounted cash flow model and Level 3 inputs which included assuming a rent per square foot ranging from $44 to $45, a capitalization rate of 7.5% and a discount rate of 12.0%. These inputs are based on the location, type and nature of the property, current and prospective leasing data and anticipated market conditions. During the fourth quarter of 2023, the Company acquired legal title through foreclosure. The office property was sold during the three months ended September 30, 2024. Refer to Note 5 “Real Estate, net and Real Estate Held for Sale” for further discussion.
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
As of December 31, 2024, the Company no longer holds any derivative instruments.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below represents the effect of the derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Other gain (loss), net
Non-designated foreign exchange contracts	$45	$839	$1,827
Non-designated interest rate contracts	—	(2)	12
Total	$45	$837	$1,839
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
As of December 31, 2024, the Company no longer holds any derivative positions.
The following table sets forth derivative positions where the Company has a right of offset under netting arrangements with the same counterparty as of December 31, 2023 (dollars in thousands):

	Gross Amounts of Assets (Liabilities) Included on Consolidated Balance Sheets	Net Amounts of Assets (Liabilities)
December 31, 2023
Derivative Assets
Foreign exchange contracts	$164	$164
Total	$164	$164
The Company did not offset any of its derivative positions as of December 31, 2023.
15. Income Taxes
The Company is subject to income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local non-U.S. jurisdictions, primarily in Europe. The Company’s current primary source of income subject to tax is income from its real estate investment in Europe.
The following table provides a summary of the Company’s tax provisions (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$(70)	$(296)	$(1,267)
State and local	(7)	(219)	(1,458)
Foreign	(2,114)	(1,587)	(1,762)
Total current tax expense	(2,191)	(2,102)	(4,487)
Deferred
Federal	(22)	(20)	516
Foreign	1,153	1,060	1,531
Total deferred tax benefit	1,131	1,040	2,047
Total income tax expense	$(1,060)	$(1,062)	$(2,440)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Income Tax Assets and Liabilities
Deferred tax asset is included in other assets while deferred tax liability is included in accrued and other liabilities on the consolidated balance sheets.
The components of deferred tax assets and deferred tax liabilities arising from temporary differences are as follows (dollars in thousands):

	December 31,
	2024	2023
Deferred tax assets
Basis difference - investment in partnerships	$7,852	$7,511
Lease liability—corporate offices	1,170	1,380
Equity-based compensation	9	9
Net operating and capital loss carryforwards(1)	9,152	8,014
Gross deferred tax asset	$18,183	$16,914
Valuation allowance(2)	(15,278)	(13,793)
Deferred tax assets, net of valuation allowance	$2,905	$3,121

Deferred tax liabilities
Basis difference - real estate	(19,781)	(23,263)
Right-of-Use (ROU) lease asset—corporate offices	(1,083)	(1,287)
Other	(35)	(24)
Gross deferred tax liabilities	(20,899)	(24,574)
Net deferred tax liability	$(17,994)	$(21,453)
_________________________________________
(1)    As of December 31, 2024, deferred tax assets include $35.7 million of federal net operating loss carryforwards, of which $3.0 million begin to expire in 2036 and $32.7 million are carried forward indefinitely, $6.8 million of federal capital loss carryforwards that will begin to expire in 2026 and $3.9 million of state capital loss carryforwards that will begin to expire in 2043. As of December 31, 2023, deferred tax assets include $35.4 million of federal net operating loss carryforwards, of which $3.1 million begin to expire in 2036 and $32.3 million are carried forward indefinitely and $2.8 million of capital loss carryforwards that will begin to expire in 2026.
(2)    As of December 31, 2024, the Company had $6.1 million of deferred tax assets relating to basis difference - investment in partnerships and $9.2 million of deferred tax assets relating to net operating and capital loss carryforwards. As of December 31, 2023, the Company had $5.8 million of deferred tax assets relating to basis difference - investment in partnerships and $8.0 million of deferred tax assets relating to net operating and capital loss carryforwards.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Income Tax
The Company’s income tax expense varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation of the statutory U.S. income tax to the Company’s effective income tax is presented as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Pre-tax income (loss) attributable to taxable entities	$(28,057)	$4,646	$10,045
Federal tax expense (benefit) at statutory tax rate (21%)	(5,892)	976	2,109
State and local taxes, net of federal income tax expense	3	(13)	—
Permanent adjustments	6,878	(15)	(155)
Adjustments for foreclosure property	—	—	(464)
Foreign income tax differential	48	33	12
Return to provision	(203)	128	2,313
Valuation allowance, net	1,487	5,737	(4,717)
Adjustments to investment in partnership basis differences	(1,270)	(6,427)	—
Adjustments to federal tax attributes for disposed investments	—	740	—
Other	9	(97)	3,342
Income tax expense	$1,060	$1,062	$2,440
Tax Examinations and Uncertainty in Income Tax
The Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2017. There were no material uncertain tax positions as of December 31, 2024 and December 31, 2023. For the years ended December 31, 2024, 2023 and 2022, the Company has not recognized any interest or penalties related to uncertain tax positions.
16. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2024, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $105.2 million for senior loans and $1.1 million for mezzanine loans. At December 31, 2023, total unfunded lending commitments for loans held for investment were $155.4 million for senior loans and $12.8 million for mezzanine loans.
Ground Lease Obligation
The Company’s operating leases include ground leases acquired with real estate.
At December 31, 2024 and December 31, 2023, the weighted average remaining lease term was 12.0 years and 14.3 years for ground leases, respectively.
The following table presents ground lease expense, included in property operating expense, for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense:
Minimum lease expense	$3,157	$3,124	$3,075
Variable lease expense	—	—	—
	$3,157	$3,124	$3,075

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The operating lease liability for ground leases was determined using a weighted average discount rate of 5.4%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of December 31, 2024 (dollars in thousands):

2025	$3,184
2026	3,186
2027	2,868
2028	2,839
2029	1,896
2030 and thereafter	12,263
Total lease payments	26,236
Less: Present value discount	7,525
Operating lease liability (Note 7)	$18,711
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Office Lease
At December 31, 2024 and December 31, 2023, the weighted average remaining lease term was 4.3 years and 5.3 years for office leases, respectively. The office leases are located in New York, New York and Los Angeles, California.
For the years ended December 31, 2024, 2023 and 2022, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Corporate Offices
Operating lease expense:
Fixed lease expense	$1,283	$1,258	$1,220
	$1,283	$1,258	$1,220
The operating lease liability for the office leases was determined using a weighted average discount rate of 2.4%. As of December 31, 2024, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices
2025	$1,308
2026	1,323
2027	1,339
2028	1,155
2029	574
2030 and thereafter	—
Total lease payments	5,699
Less: Present value discount	291
Operating lease liability (Note 7)	$5,408

For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of December 31, 2024, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
17. Segment Reporting
The Company presents its business as one portfolio through business segments described below and is how management views the business activities of the Company.
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior and mezzanine loans, and preferred equity interests as well as participations in such loans.
•Net Leased and Other Real Estate—direct investments in CRE with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of two investments with direct ownership in commercial real estate, with an emphasis on properties with stable cash flow, and five additional properties that the Company acquired through foreclosure or deed-in-lieu of foreclosure and one property that the Company consolidates as the primary beneficiary.
•Corporate and Other—includes corporate-level asset management and other fees including expenses related to the Company’s secured revolving credit facility (the “Bank Credit Facility”) and compensation and benefits. It also includes a sub-portfolio of private equity funds.
U.S. GAAP defines the Chief Operating Decision Maker (“CODM”) as the person or persons who perform the function of allocating resources to and assessing the performance of segments of a public entity. The Company has defined the CODM as its Chief Executive Officer, who is responsible for making key operating decisions of the Company.
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
The following tables present segment reporting for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Year Ended December 31, 2024
Interest income	$244,159	$342	$272	$244,773
Interest expense	(152,417)	(272)	(1,221)	(153,910)
Property and other income	157	102,587	11,288	114,032
Property operating expense	—	(33,887)	—	(33,887)
Transaction, investment and servicing expense	(1,497)	(32)	(112)	(1,641)
Interest expense on real estate	—	(27,026)	—	(27,026)
Depreciation and amortization	—	(40,382)	(124)	(40,506)
Increase of current expected credit loss reserve	(135,798)	—	—	(135,798)
Impairment of operating real estate	—	(54,211)	—	(54,211)
Compensation and benefits	—	—	(34,644)	(34,644)
Operating expense	(4)	(63)	(11,800)	(11,867)
Other gain, net	—	228	—	228
Loss before equity in earnings of unconsolidated ventures and income taxes	$(45,400)	$(52,716)	$(36,341)	$(134,457)
Income tax expense	(97)	(963)	—	(1,060)
Net loss	$(45,497)	$(53,679)	$(36,341)	$(135,517)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Year Ended December 31, 2023
Interest income	$298,512	$71	$119	$298,702
Interest expense	(171,984)	(116)	(1,209)	(173,309)
Property and other income	(19)	94,738	12,605	107,324
Property operating expense	—	(26,640)	—	(26,640)
Transaction, investment and servicing expense	(1,696)	(244)	(559)	(2,499)
Interest expense on real estate	—	(25,909)	—	(25,909)
Depreciation and amortization	—	(33,321)	(183)	(33,504)
Increase of current expected credit loss reserve	(108,149)	—	—	(108,149)
Impairment of operating real estate	—	(7,590)	—	(7,590)
Compensation and benefits	—	—	(39,501)	(39,501)
Operating expense	(15)	(19)	(13,116)	(13,150)
Other gain, net	—	613	—	613
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	$16,649	$1,583	$(41,844)	$(23,612)
Equity in earnings of unconsolidated ventures	9,055	—	—	9,055
Income tax expense	(290)	(555)	(217)	(1,062)
Net income (loss)	$25,414	$1,028	$(42,061)	$(15,619)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Year Ended December 31, 2022
Interest income	$236,181	$—	$—	$236,181
Interest expense	(110,735)	—	(1,071)	(111,806)
Interest income on mortgage loans held in securitization trusts	—	—	32,163	32,163
Interest expense on mortgage obligations issued by securitization trusts	—	—	(29,434)	(29,434)
Property and other income	276	91,123	4,850	96,249
Property operating expense	—	(24,222)	—	(24,222)
Transaction, investment and servicing expense	(3,271)	(244)	81	(3,434)
Interest expense on real estate	—	(28,717)	—	(28,717)
Depreciation and amortization	—	(33,886)	(213)	(34,099)
Increase of current expected credit loss reserve	(70,635)	—	—	(70,635)
Compensation and benefits	—	—	(33,031)	(33,031)
Operating expense	(139)	(72)	(14,430)	(14,641)
Unrealized gain on mortgage loans and obligations held in securitization trusts, net	—	—	854	854
Realized loss on mortgage loans and obligations held in securitization trusts, net	—	—	(854)	(854)
Other gain, net	21,355	12,455	820	34,630
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	$73,032	$16,437	$(40,265)	49,204
Equity in earnings of unconsolidated ventures	25	—	—	25
Income tax expense	(518)	(846)	(1,076)	(2,440)
Net income (loss)	$72,539	$15,591	$(41,341)	$46,789

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total Assets	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other(1)	Total
December 31, 2024	$2,533,770	$888,029	$301,679	$3,723,478
December 31, 2023	3,003,639	934,100	260,515	4,198,254
_________________________________________
(1)Includes PE Investments totaling $2.2 million and $2.3 million as of December 31, 2024 and December 31, 2023, respectively, and cash, unallocated receivables and deferred costs and other assets, net.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total income by geography:
United States	$340,314	$396,365	$345,365
Norway	18,491	18,716	19,253
Total(1)	$358,805	$415,081	$364,618

	December 31, 2024	December 31, 2023
Long-lived assets by geography:
United States	$649,728	$629,663
Norway	174,865	237,293
Total(2)	$824,593	$866,956
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Earnings Per Share
The Company’s net loss and weighted average shares outstanding for the years ended December 31, 2024, 2023 and 2022, consist of the following (dollars in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(135,517)	$(15,619)	$46,789
Net income (loss) attributable to noncontrolling interests:
Investment Entities	3,538	70	12
Operating Partnership	—	—	(1,013)
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(131,979)	$(15,549)	$45,788

Numerator:
Dividends allocated to participating securities (non-vested shares)	$(1,928)	$—	$(1,604)
Net income (loss) attributable to common stockholders	$(133,907)	$(15,549)	$44,184

Denominator:
Weighted average shares outstanding - basic(1)	127,441	127,060	127,302
Weighted average shares outstanding - diluted(2)	127,441	127,060	129,300

Net income (loss) per common share - basic	$(1.05)	$(0.12)	$0.35
Net income (loss) per common share - diluted	$(1.05)	$(0.12)	$0.34
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,742,917, 2,787,807 and 2,308,691 of restricted stock awards as of December 31, 2024, December 31, 2023, and December 31, 2022, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income (loss) per common share.
(2)The calculation of diluted earnings per share excludes the effect of weighted average unvested non-participating restricted shares of 2,709,429 and 2,734,075 for the years ended December 31, 2024 and December 31, 2023, respectively, as the effect would be antidilutive.
19. Subsequent Events
Dividends
In January 2025, the Company paid a quarterly cash dividend of $0.16 per share of its Class A common stock for the quarter ended December 31, 2024, to stockholders of record as of December 31, 2024.
Loan Originations
Subsequent to December 31, 2024, the Company originated two senior mortgage loans with a total commitment of $52.7 million. The average initial funded amount was $26.0 million and had a weighted average spread of SOFR plus 2.95%.
Real Estate Sale
Subsequent to December 31, 2024, the Company sold one office property for a gross sales price of $5.5 million and recognized a de minimis gain.
Loan Repayments
Subsequent to December 31, 2024, the Company received loan repayment proceeds of $99.8 million from six loans.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(Dollars in Thousands)

			Initial Cost			Gross Amount Carried at December 31, 2024(1)
Property Description / Location	Number of Properties	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (1)(2)(3)	Land	Building and Improvements	Total	Accumulated Depreciation(4)	Total	Date of Acquisition(5)	Life on Which Depreciation is Computed
Industrial-Arizona	1	$77,864	$14,494	$59,991	$78	$14,494	$60,069	$74,563	$12,172	$62,391	2018	40 years
Industrial-California	1	122,136	32,552	148,911	79	32,552	148,990	181,542	32,189	149,353	2018	40 years
Office-Colorado	1	28,671	2,359	41,410	6,906	2,359	48,316	50,675	12,930	37,745	2017	40 years
Office-Indiana	1	21,368	3,773	26,916	5,188	3,773	32,104	35,877	8,471	27,406	2017	40 years
Office-Missouri	1	99,224	22,079	131,292	(35,861)	14,724	102,784	117,508	30,614	86,894	2018	33 years
Office-Norway	1	132,879	55,054	277,439	(125,572)	36,673	170,248	206,921	40,133	166,788	2018	37 years
Office-Pennsylvania	1	67,699	12,480	130,942	(57,148)	7,008	79,266	86,274	18,598	67,676	2018	47 years
Retail-Illinois	1	3,929	—	7,338	(3,328)	—	4,010	4,010	1,057	2,953	2017	40 years
Retail-Indiana	1	3,069	—	5,171	(1,769)	—	3,402	3,402	817	2,585	2017	40 years
Retail-Kansas	1	4,879	1,048	7,023	(3,770)	535	3,766	4,301	1,083	3,218	2017	40 years
Retail-Maine	1	—	—	6,317	(2,453)	—	3,864	3,864	1,047	2,817	2017	40 years
Retail-Massachusetts	2	7,495	—	12,254	(5,939)	—	6,315	6,315	1,679	4,636	2017	40 years
Retail-New Hampshire	2	14,475	1,495	21,488	(10,497)	915	11,571	12,486	3,650	8,836	2017	40 years
Retail-New York	1	3,512	—	6,372	(3,074)	—	3,298	3,298	859	2,439	2017	40 years
Office - New York	1	—	10,380	24,484	(6,885)	8,349	19,629	27,978	848	27,130	2023	45 years
Office - New York	1	—	14,786	15,958	(6,135)	11,131	13,478	24,609	959	23,650	2023	45 years
Multifamily - Arizona	1	—	7,590	26,576	1,433	7,590	28,010	35,600	1,432	34,168	2023	30 years
Multifamily - Texas	1	—	5,742	31,706	1	5,742	31,706	37,448	919	36,529	2024	28 years
Multifamily - Texas	1	—	4,023	26,424	—	4,023	26,424	30,447	240	30,207	2024	28 years
Total real estate, net	21	$587,200	$187,855	$1,008,012	$(248,746)	$149,868	$797,250	$947,118	$169,697	$777,421
_________________________________________
(1)The aggregate gross cost of total real estate assets for federal income tax purposes is $1.2 billion as of December 31, 2024.
(2)Gross amount carried is shown net of impairment and net of the effect of changes in foreign exchange rates.
(3)Impairment of $47.5 million on three office properties and $7.6 million on one office property was recorded for the years ended December 31, 2024 and December 31, 2023, respectively. Refer to Note 5 “Real Estate, net and Real Estate Held for Sale” for further discussions.
(4)Depreciation is calculated using a useful life of 1 to 47 years for buildings and improvements.
(5)Properties consolidated upon the Company’s formation reflect an acquisition date of February 1, 2018, the effective date of consolidation.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2024
(Dollars in Thousands)

Changes in the Company’s real estate portfolio gross of accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Balance at January 1	$954,850	$855,427	$883,532
Property acquisitions(1)	67,888	128,438	—
Improvements and capitalized costs	6,093	6,992	4,011
Impairment	(54,211)	(7,590)	—
Effect of changes in foreign exchange rates	(25,238)	(8,817)	(32,116)
Balance at December 31	$949,382	$974,450	$855,427
Classified as held for sale, net(2)	(2,264)	(19,600)	—
Balance at December 31, held for investment	$947,118	$954,850	$855,427
_________________________________________
(1)    Includes one property acquired via foreclosure of $30.4 million and one property consolidated after the Company became its primary beneficiary of $37.4 million for the year ended December 31, 2024. Includes deed-in-lieu foreclosures of $108.8 million and foreclosure of $19.6 million for the year ended December 31, 2023.
(2)    Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

Changes in accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Balance at January 1	$146,865	$122,959	$100,321
Depreciation expense	27,309	24,697	24,901
Effect of changes in foreign exchange rates	(4,130)	(791)	(2,263)
Balance at December 31	$170,044	$146,865	$122,959
Classified as held for sale(1)	(347)	—	—
Balance at December 31, held for investment	$169,697	$146,865	$122,959
_________________________________________
(1)    Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2024
(Dollars in Thousands)

Loan Type / Collateral / Location(1)	Number of Loans	Interest Rate Range(2)	Maturity Date Range(3)	Periodic Payment Terms(4)	Prior Liens(5)	Unpaid Principal Amount	Carrying Value(6)(7)	Principal Amount Subject to Delinquent Principal or Interest(8)
First mortgage:
Hotel-California, USA	1	—%	November 2024	I/O	$—	$135,979	$135,979	$135,979
Office-Arizona, USA	1	7.99%	February 2025	I/O	—	76,325	76,325	—
Office-California, USA	1	6.88%	August 2025	I/O	—	74,071	74,071	—
Hotel-Colorado, USA	1	7.83%	May 2025	I/O	—	72,000	72,151	—
Other (Mixed-use)-New York, USA	1	8.48%	November 2025	I/O	—	79,308	79,308	—
Office-Various, USA	22	5.83% - 9.35%	January 2025-December 2025	P&I	—	651,252	653,647	—
Multifamily -Various, USA	42	6.33% - 9.83%	December 2024-December 2027	I/O	—	1,260,386	1,261,539	—
Other (Mixed-Use) - Various, USA	3	7.83% - 15.08%	January 2025-May 2025	I/O	—	85,095	85,095	—
Industrial-California, USA	2	7.58% - 7.63%	April 2025- August 2025	I/O	—	35,725	35,677	—
	74				—	2,470,141	2,473,792	135,979
Subordinated mortgage and mezzanine:
Office-Maryland, USA	1	—%	February 2025	P&I	58,606	14,355	14,355	14,355
Multifamily -Nevada, USA - Mezzanine	1	7.00%	February 2025	P&I	68,597	30,782	30,778	—
	2				127,203	45,137	45,133	14,355

Total Loans Gross	76				$127,203	$2,515,278	$2,518,925	$150,334
General CECL reserve							(165,932)
Specific CECL reserve							—
Carrying value, net							$2,352,993
_________________________________________
(1)Loans with carrying values that are individually less than 3% of the total carrying value have been aggregated according to collateral type and location.
(2)Variable rate loans are determined based on the applicable index in effect as of December 31, 2024. At December 31, 2024, includes one hotel senior loan which was placed on nonaccrual status on June 9, 2024 with a carrying value of $136.0 million and an office mezzanine loan which was placed on nonaccrual status on April 1, 2024 with a carrying value of $14.4 million. The loans on nonaccrual status are denoted with a 0% interest rate.
(3)Represents contractual maturity that does not contemplate exercise of extension option.
(4)Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity.
(5)Prior liens represent loan amounts owned that are senior to the Company’s mezzanine positions and are approximate.
(6)Carrying amounts as of December 31, 2024 are presented gross of the Company’s CECL reserve of $165.9 million.
(7)The aggregate cost of loans and preferred equity held for investment is approximately $2.5 billion for federal tax purposes as of December 31, 2024.
(8)Represents principal balance of loans which are 90 days or more past due as to principal or interest.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
December 31, 2024
(Dollars in Thousands)
Activity in mortgage loans on real estate is summarized below:

	Year Ended December 31,
	2024	2023	2022
Balance at January 1	$2,860,478	$3,468,742	$3,449,009
Acquisitions/originations/additional funding	114,298	77,203	972,113
Loan maturities/principal repayments	(420,869)	(455,928)	(896,398)
Increase of CECL reserve	(136,018)	(108,115)	(70,900)
Discount accretion/premium amortization	6,935	10,985	13,887
Capitalized interest, net of repayments	1,702	5,022	(220)
Transfer to Real Estate, net and Real Estate Held for Sale	(90,672)	(261,288)	—
Charge-off of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale	17,139	123,857	—
Charge-off of loan held for investment	(28,975)	(14,477)	—
Charge-off of CECL reserve-other	28,975	14,477	1,251
Balance at December 31	$2,352,993	$2,860,478	$3,468,742

Item 16. Form 10-K Summary
Omitted at Registrant’s option.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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
10.7†
First Amendment to the BrightSpire Capital, Inc. 2022 Equity Incentive Plan, dated as of February 21, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)

10.8†
Form of Restricted Stock Award Agreement to the BrightSpire Capital, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 5, 2022)

10.9†
BrightSpire Capital, Inc. 2022 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 3, 2023)

10.10†
BrightSpire Capital, Inc. 2022 Equity Incentive Plan Amended and Restated Performance Restricted Stock Unit Agreement,(incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)

10.11†*	BrightSpire Capital, Inc. 2022 Equity Incentive Plan Second Amended and Restated Performance Restricted Stock Unit Agreement, dated as of February 18, 2025
10.12†
BrightSpire Capital, Inc. Amended Severance Policy, dated as of February 21, 2024 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)

10.13
Master Repurchase Agreement, dated as of April 26, 2018, by and among Barclays Bank PLC, CLNC Credit 7, LLC and the other sellers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

10.14
First Amendment to Master Repurchase Agreement, dated as of January 22, 2021, by and among Barclays Bank PLC, CLNC Credit 7, LLC and the other sellers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on January 25, 2021)

10.15
Second Amendment to Master Repurchase Agreement, dated as of February 8, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.16
Third Amendment to Master Repurchase Agreement dated as of June 1, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 6, 2022)

10.17
Fourth Amendment to Master Repurchase Agreement, dated as of July 7, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (f/k/a CLNC Credit 7, LLC) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended June 30, 2022 filed on August 3, 2022)

10.18
Fifth Amendment to Master Repurchase Agreement, dated as of December 27, 2023, by and among BrightSpire Credit 7, LLC and Barclays Bank PLC and BrightSpire Credit 7, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)

10.19
Sixth Amendment to Master Repurchase Agreement, dated as of March 27, 2024, between BrightSpire Credit 7, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 1, 2024)

10.20
Guaranty, made as of April 26, 2018, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

Exhibit Number	Description of Exhibit
10.21
Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.22
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.23
Third Amendment to Guaranty, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.24
Master Repurchase and Securities Contract, dated as of November 2, 2018, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on November 7, 2018)

10.25
Amendment No. 1 to Master Repurchase and Securities Contract, dated as of November 1, 2019, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) filed on May 6, 2021)

10.26
Amendment No. 2 to Master Repurchase and Securities Contract, dated as of May 4, 2021, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377 filed on May 6, 2021)

10.27
Amendment No. 3 to Master Repurchase and Securities Contract, dated as of February 17, 2022, by and between BrightSpire Credit 8, LLC (f/k/a CLNC Credit 8, LLC) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.28
Amendment No. 4 to Master Repurchase and Securities Contract, dated as of June 22, 2022, by and between BrightSpire Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 23, 2022)

10.29
Guarantee Agreement, dated as of November 2, 2018, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (No. 001-38377) filed on November 7, 2018)

10.30
Amendment to Guarantee Agreement, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.31
Second Amendment to Guarantee, dated as of April 13, 2021, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.32
Third Amendment to Guarantee, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.33
Fourth Amendment to Guarantee Agreement, dated as of June 22, 2022, by and between BrightSpire Capital Operating Company, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 23, 2022)

10.34
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

10.35
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

10.36
Amended and Restated Guaranty Agreement, made as of April 20, 2018, by Credit RE Operating Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.37
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

10.38
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

Exhibit Number	Description of Exhibit
10.40
Fifth Omnibus Amendment, dated as of April 14, 2021, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.41
Sixth Omnibus Amendment, dated as of April 20, 2021, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) filed on May 6, 2021)**

10.42
Sixth Omnibus Amendment to Transaction Documents, dated as of January 24, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.43
Seventh Omnibus Amendment to Transaction Documents, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.44
Eighth Omnibus Amendment to Transaction Documents, dated as of July 11, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on July 13, 2022)

10.45*
Ninth Omnibus Amendment to Transaction Documents, dated as of September 15, 2023, by and among BrightSpire Capital Operating Company, LLC and MS Loan NT-I, LLC, MS Loan NT-II, LLC, BrightSpire Credit 1, LLC, BrightSpire Credit 2, LLC, BrightSpire Credit 1EU, LLC, BrightSpire Credit 1UK, LLC and Morgan Stanley Bank, N.A.

10.46
Tenth Omnibus Amendment to Transaction Documents, dated as of August 22, 2024, by and between MS Loan NT-I, LLC, MS Loan NT-II, LLC, BrightSpire Credit 1, LLC and BrightSpire Credit 2, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on August 23, 2024)

10.47
Amended and Restated Master Repurchase Agreement, dated as of April 26, 2019, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 1, 2019)

10.48
First Amendment to Amended and Restated Master Repurchase Agreement, dated as of April 14, 2021, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC, Credit RE Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.49
Second Amendment to Amended and Restated Master Repurchase Agreement, dated as of August 24, 2021, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC, BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on November 3, 2021)

10.50
Third Amendment to Amended and Restated Master Repurchase Agreement, dated as of January 14, 2022, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC, BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)

10.51
Fourth Amendment to Amended and Restated Master Repurchase Agreement, dated as of July 28, 2022 by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC, BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended June 30, 2022 filed on August 3, 2022)

10.52*	Fifth Amendment to Amended and Restated Master Repurchase Agreement, dated as of November 22, 2024 by and among BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC and Citibank, N.A.
10.53
Guaranty, made as of April 23, 2018, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.54
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

10.55
First Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.56
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.57
Third Amendment to Guaranty, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

Exhibit Number	Description of Exhibit
10.58
Indenture, dated as of July 20, 2021, by and among BRSP 2021-FL1, Ltd., as Issuer, BRSP 2021-FL1, LLC, as Co-Issuer, BrightSpire Capital Advancing Agent, LLC (f/k/a CLNC Advancing Agent, LLC), as Advancing Agent, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Note Administrator and as Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on July 26, 2021)

10.59
Indenture, dated as of August 15, 2024, by and among BRSP 2024-FL2, Ltd., as Issuer, BRSP 2024-FL2, LLC, as Co-Issuer, BrightSpire Capital Advancing Agent, LLC, as Advancing Agent, Wilmington Trust, National Association, as Trustee, and Computershare Trust Company, National Association, as Note Administrator and as Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on August 19, 2024)

10.60†
Employment Agreement by and between Michael Mazzei and CLNC US, LLC, as amended April 30, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No.001-38377) filed on May 3, 2021)

10.61†
Second Amended Employment Agreement by and between Michael Mazzei and BrightSpire Capital US, LLC, dated as of February 16, 2024 (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024

10.62†
Form of Amended and Restated Executive Employment Letter, dated as of February 21, 2024 (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024

10.63†	Form of Excess Cash Waiver under BRSP’s 2024 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on July 31, 2024
19.1*	Insider Trading Policy
21.1*	List of Significant Subsidiaries of BrightSpire Capital, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

BRIGHTSPIRE CAPITAL, INC.

Date:	February 19, 2025	/s/ Michael J. Mazzei
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

SIGNATURE	TITLE	DATE

/s/ Michael J. Mazzei	Chief Executive Officer and Director	February 19, 2025
Michael J. Mazzei	(Principal Executive Officer)

/s/ Frank V. Saracino	Chief Financial Officer	February 19, 2025
Frank V. Saracino	(Principal Financial Officer and Principal Accounting Officer)

/s/ Catherine D. Rice	Director	February 19, 2025
Catherine D. Rice

/s/ Kim S. Diamond	Director	February 19, 2025
Kim S. Diamond

/s/ Catherine F. Long	Director	February 19, 2025
Catherine F. Long

/s/ Vernon B. Schwartz	Director	February 19, 2025
Vernon B. Schwartz

/s/ John E. Westerfield	Director	February 19, 2025
John E. Westerfield