Form 10-Q
period 2025-03-31
BrightSpire Capital, Inc.
filed 2025-04-30
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of April 29, 2025, BrightSpire Capital, Inc. had 130,461,995 shares of Class A common stock, par value $0.01 per share, outstanding.

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
•the fair value of our investments may be subject to uncertainties including impacts associated with inflationary trends, the volatility of interest rates and credit spreads increased market volatility affecting commercial real estate businesses and public securities;
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
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, “Risk Factors” in this Form 10-Q for the quarter ended March 31, 2025 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$200,911	$302,173
Restricted cash	90,896	148,523
Loans held for investment	2,457,835	2,518,925
Current expected credit loss reserve	(155,365)	(165,932)
Loans held for investment, net	2,302,470	2,352,993
Real estate, net	782,248	777,421
Receivables, net	37,810	38,732
Deferred leasing costs and intangible assets, net	46,566	47,172
Assets held for sale	34,173	5,170
Other assets	55,579	51,294
Total assets	$3,550,653	$3,723,478
Liabilities
Securitization bonds payable, net	$983,357	$1,087,074
Mortgage and other notes payable, net	627,390	619,055
Credit facilities	733,494	785,183
Accrued and other liabilities	82,020	82,625
Intangible liabilities, net	2,483	2,805
Escrow deposits payable	70,183	80,132
Dividends payable	20,843	20,793
Total liabilities	2,519,770	2,677,667
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 130,658,176 and 129,685,185 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,307	1,297
Additional paid-in capital	2,865,666	2,865,341
Accumulated deficit	(1,827,543)	(1,812,083)
Accumulated other comprehensive loss	(4,506)	(6,337)
Total stockholders’ equity	1,034,924	1,048,218
Noncontrolling interests in investment entities	(4,041)	(2,407)
Total equity	1,030,883	1,045,811
Total liabilities and equity	$3,550,653	$3,723,478

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

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$4,209	$4,237
Restricted cash	13,467	61,194
Loans held for investment, net	1,165,035	1,218,140
Real estate, net	220,138	191,102
Receivables, net	11,164	11,455
Deferred leasing costs and intangible assets, net	8,204	7,209
Other assets	26,535	22,662
Total assets	$1,448,752	$1,515,999
Liabilities
Securitization bonds payable, net	$983,357	$1,087,074
Mortgage and other notes payable, net	164,980	165,810
Credit facilities	45,145	25,866
Accrued and other liabilities	13,913	9,229
Intangible liabilities, net	1,905	2,208
Escrow deposits payable	2,387	2,801
Total liabilities	$1,211,687	$1,292,988

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net interest income
Interest income	$48,086	$67,563
Interest expense	(32,211)	(40,133)
Net interest income	15,875	27,430

Property and other income
Property operating income	26,858	25,105
Other income	2,618	3,099
Total property and other income	29,476	28,204

Expenses
Property operating expense	9,966	8,645
Transaction, investment and servicing expense	629	622
Interest expense on real estate	6,565	6,782
Depreciation and amortization	10,552	10,390
(Decrease) increase of current expected credit loss reserve	(235)	74,411
Compensation and benefits (including $4,213 and $2,170 of equity-based compensation expense, respectively)	10,429	8,771
Operating expense	3,214	3,199
Total expenses	41,120	112,820

Other income
Other (loss) gain, net	(241)	331
Income (loss) before income taxes	3,990	(56,855)
Income tax expense	(282)	(252)
Net income (loss)	3,708	(57,107)
Net (income) loss attributable to noncontrolling interests:
Investment entities	1,634	4
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$5,342	$(57,103)

Net income (loss) per common share - basic (Note 15)	$0.04	$(0.45)
Net income (loss) per common share - diluted (Note 15)	$0.04	$(0.45)

Weighted average shares of common stock outstanding - basic (Note 15)	127,082	127,326
Weighted average shares of common stock outstanding - diluted (Note 15)	129,860	127,326
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$3,708	$(57,107)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,831	(3,594)
Total other comprehensive income (loss)	1,831	(3,594)
Comprehensive income (loss)	5,539	(60,701)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	1,634	4
Comprehensive income (loss) attributable to common stockholders	$7,173	$(60,697)

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2023	129,985	$1,300	$2,864,883	$(1,586,292)	$(2,556)	$1,277,335	$1,131	$1,278,466
Issuance and amortization of equity-based compensation	1,243	$12	$2,158	$—	$—	$2,170	$—	$2,170
Other comprehensive loss	—	—	—	—	(3,594)	(3,594)	—	(3,594)
Dividends and distributions declared ($0.20 per share)	—	—	—	(26,036)	—	(26,036)	—	(26,036)
Shares canceled for tax withholding on vested stock awards	(592)	(6)	(3,969)	—	—	(3,975)	—	(3,975)
Net loss	—	—	—	(57,103)	—	(57,103)	(4)	(57,107)
Balance as of March 31, 2024	130,636	$1,306	$2,863,072	$(1,669,431)	$(6,150)	$1,188,797	$1,127	$1,189,924

Balance as of December 31, 2024	129,685	$1,297	$2,865,341	$(1,812,083)	$(6,337)	$1,048,218	$(2,407)	$1,045,811
Issuance and amortization of equity-based compensation	1,619	16	4,197	—	—	4,213	—	4,213
Other comprehensive income	—	—	—	—	1,831	1,831	—	1,831
Dividends and distributions declared ($0.16 per share)	—	—	—	(20,802)	—	(20,802)	—	(20,802)
Shares canceled for tax withholding on vested stock awards	(646)	(6)	(3,872)	—	—	(3,878)	—	(3,878)
Net income (loss)	—	—	—	5,342	—	5,342	(1,634)	3,708
Balance as of March 31, 2025	130,658	$1,307	$2,865,666	$(1,827,543)	$(4,506)	$1,034,924	$(4,041)	$1,030,883

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,708	$(57,107)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,552	10,390
Straight-line rental income	(256)	(612)
Amortization of above (below) market lease values, net	59	112
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(353)	(2,104)
Amortization of deferred financing costs	2,072	2,545
Amortization of right-of-use lease assets and operating lease liabilities	(2)	101
Paid-in-kind interest added to loan principal, net of interest received	(523)	(572)
Realized loss on sale of real estate	245	—
Increase (decrease) of current expected credit loss reserve	(235)	74,411
Amortization of equity-based compensation	4,213	2,158
Mortgage notes below market value amortization	5	2
Deferred income tax benefit	(58)	(137)
Changes in assets and liabilities:
Receivables, net	918	1,133
Deferred costs and other assets	(7,249)	984
Other liabilities	(2,595)	(6,727)
Net cash provided by operating activities	10,501	24,577
Cash flows from investing activities:
Acquisition, origination and funding of loans held for investment, net	(112,625)	(15,171)
Repayment on loans held for investment	133,000	116,790
Proceeds from sale of real estate	5,184	—
Cash and restricted cash received related to consolidation of loans held for investment	511	—
Acquisition of and additions to real estate and related intangibles	(2,514)	(2,368)
Change in escrow deposits payable	(9,949)	(19,825)
Net cash provided by investing activities	13,607	79,426
Cash flows from financing activities:
Distributions paid on common stock	(20,748)	(25,995)
Shares canceled for tax withholding on vested stock awards	(3,878)	(3,975)
Repayment of mortgage notes	(2,303)	(1,404)
Borrowings from credit facilities	49,224	11,840
Repayment of credit facilities	(100,913)	(133,082)
Repayment of securitization bonds	(104,288)	(6,734)
Payment of deferred financing costs	(500)	(75)
Issuance of common stock	—	12
Net cash used in financing activities	(183,406)	(159,413)
Effect of exchange rates on cash, cash equivalents and restricted cash	409	(439)
Net decrease in cash, cash equivalents and restricted cash	(158,889)	(55,849)
Cash, cash equivalents and restricted cash - beginning of period	450,696	362,089
Cash, cash equivalents and restricted cash - end of period	$291,807	$306,240

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$302,173	$257,506
Restricted cash	148,523	104,583
Total cash, cash equivalents and restricted cash, beginning of period	$450,696	$362,089

End of the period
Cash and cash equivalents	$200,911	$221,505
Restricted cash	90,896	84,735
Total cash, cash equivalents and restricted cash, end of period	$291,807	$306,240

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Accrual of distribution payable	$20,802	$26,026
Assets transferred to held for sale	34,173	—
Assumption of accounts payable, accrued expenses and other liabilities related to consolidation of VIE	(527)	—
Assumption of receivables and other assets related to consolidation of VIE	197	—
Consolidation of VIE	31,784	—
Right-of-use lease assets and operating lease liabilities	—	4,454

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
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany accounts and transactions have been eliminated. The portions of equity, net income and other comprehensive income of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements.
The Company consolidates entities in which it has a controlling financial interest by first considering if an entity meets the definition of a variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary, or if the Company has the power to control an entity through a majority of voting interest or through other arrangements.
Variable Interest Entities
Variable Interest Entities—A VIE is an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders lack the characteristics of a controlling financial interest; or (iii) is established with non-substantive voting rights. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) power to direct the activities of the VIE that

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
most significantly affect the VIEs economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE.
In March 2024 and February 2025, the Company modified senior loan agreements on an Arlington, Texas multifamily property and a Mesa, Arizona multifamily property, respectively, which resulted in reconsideration events under ASC 810, Consolidation. The Company became a preferred equity investor in the parent of the borrowers in the Arlington, Texas and Mesa, Arizona properties following the modifications, through which it can make contributions to the borrower. The Company made the determination that its investments in the Arlington, Texas and Mesa, Arizona multifamily properties were VIEs. Once the Company made its initial preferred equity contributions in July 2024 for the Arlington, Texas multifamily property and February 2025 for the Mesa, Arizona multifamily property it triggered control rights over the properties and the Company became the primary beneficiary of the VIEs. The Company has the ability to control the most significant activities of the two multifamily properties’ economic performance and the obligation to absorb losses or the right to receive benefits of the VIEs that could be significant to the VIEs. The Company consolidated the assets and liabilities of the VIEs as well as the operations of the two properties and are included in real estate, net on its consolidated balance sheets. The consolidation did not result in a gain or loss. The loans and preferred equity investments for the Arlington, Texas and Mesa, Arizona are eliminated in consolidation. See Note 3, “Loans Held for Investment, net” and Note 4, “Real Estate, net and Real Estate Held for Sale” for further information.
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
As of March 31, 2025 and December 31, 2024, the Company has identified certain consolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
Consolidated VIEs include securitization bonds payable, net, the Arlington, Texas multifamily loan, the Mesa, Arizona multifamily loan and certain operating real estate properties that have noncontrolling interests. At March 31, 2025 and December 31, 2024, the noncontrolling interests in the operating real estate properties, excluding the Arlington, Texas and Mesa, Arizona multifamily loans, represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights. The Arlington, Texas and Mesa, Arizona are multifamily loans in which we also hold preferred equity interests.
Unconsolidated VIEs
As of March 31, 2025 and December 31, 2024, the Company did not hold, and had no remaining obligations to, any unconsolidated VIEs.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
At March 31, 2025 and December 31, 2024, the Company had no loans classified as held for sale.
Operating Real Estate
Real Estate Acquisitions—Real estate acquired in acquisitions that are deemed to be business combinations is recorded at the fair values of the acquired components at the time of acquisition, allocated among land, buildings, improvements, equipment

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Another key consideration in this assessment is the Company’s assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, capitalization rates, discount rates, competition levels, foreclosure levels, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. See Note 4, “Real Estate, net and Real Estate Held for Sale” and Note 12, “Fair Value” for further detail.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
depreciation expense that would have been recognized had the real estate been continuously classified as held for investment, and (ii) its estimated fair value at the time the Company decides not to sell.
At March 31, 2025, the Company classified one property as held for sale. At December 31, 2024, the Company classified one property as held for sale. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” and Note 12, “Fair Value” for further detail.
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
For equity method investments, further consideration is made if a decrease in value of the investment is other-than-temporary to determine if impairment loss should be recognized. Assessment of other-than-temporary impairment involves management judgment, including, but not limited to, consideration of the investee’s financial condition, operating results, business prospects and creditworthiness, the Company’s ability and intent to hold the investment until recovery of its carrying value. If management is unable to reasonably assert that an impairment is temporary or believes that the Company may not fully recover the carrying value of its investment, then the impairment is considered to be other-than-temporary.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Revenue Recognition
Property Operating Income
Property operating income includes the following:
Rental Income—Rental income is recognized on a straight-line basis over the non-cancellable term of the related lease, together with renewal options that are reasonably certain of being exercised, which includes the effects of minimum rent increases and rent abatements under the lease. Rents received in advance are deferred.
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
When it is determined that the tenant is the owner of tenant improvements, the Company’s contribution towards those improvements is recorded as a lease incentive, included in deferred leasing costs and intangible assets on the balance sheet, and amortized as a reduction to rental income on a straight-line basis over the term of the lease. Rental income recognition commences when the tenant takes possession of the leased space.
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
The compensation expense is adjusted for actual forfeitures upon occurrence. Equity-based compensation is classified within compensation and benefits in the consolidated statements of operations.
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
For the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $0.3 million and $0.3 million, respectively.
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
In measuring the general CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default. The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through March 2025 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan specific factors, a qualitative adjustment to the reserve may be recorded. This may include when management has determined a loan to be collateral dependent and elects to utilize the practical expedient when measuring the general CECL reserve.
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
3. Loans Held for Investment, net
The following table provides a summary of the Company’s loans held for investment, net (dollars in thousands):

	March 31, 2025					December 31, 2024
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)	Weighted Average Maturity in Years(3)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)	Weighted Average Maturity in Years(3)
Variable rate
Senior loans	$1,176,935	$1,180,769	6.5%	0.4	1.6	$1,205,685	$1,209,645	7.2%	0.3	1.5
Securitized loans(4)	1,211,208	1,210,855	7.6%	0.6	1.6	1,264,456	1,264,148	7.7%	0.5	1.7
	2,388,143	2,391,624				2,470,141	2,473,793
Fixed rate
Senior loans	19,804	19,804	15.0%	0.9	1.9	—	—	—%	—	—
Mezzanine loans	46,407	46,407	8.2%	0.9	1.9	45,137	45,132	8.2%	0.1	1.5
	66,211	66,211				45,137	45,132
Loans held for investment	2,454,354	2,457,835				2,515,278	2,518,925

CECL reserve	—	(155,365)				—	(165,932)
Loans held for investment, net	$2,454,354	$2,302,470	7.2%	0.5	1.6	$2,515,278	$2,352,993	7.4%	0.4	1.6
_________________________________________
(1)Calculated based on contractual interest rate. As of March 31, 2025, all variable rate loans utilize Term Secured Overnight Financing Rate (“Term SOFR”).
(2)Calculated using current maturity date.
(3)Calculated using extended maturity date.
(4)Represents loans transferred into securitization trusts that are consolidated by the Company.
The Company had $11.1 million and $11.9 million of interest receivable related to its loans held for investment, net as of March 31, 2025 and December 31, 2024, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Activity relating to the Company’s loans held for investment, net was as follows (dollars in thousands):

	Carrying Value
	Three Months Ended March 31,
	2025	2024
Balance at January 1	$2,352,993	$2,860,478
Acquisitions/originations/additional funding(1)	112,625	15,171
Loan maturities/principal repayments(1)	(133,000)	(116,790)
(Increase) decrease of CECL reserve(2)	770	(74,186)
Discount accretion, net	461	2,104
Capitalized interest, net of repayments	523	572
Transfer to Real Estate, net(3)	(32,945)	—
Charge-off of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(3)	1,043	—
Charge-off of loan held for investment(4)	(9,174)	—
Charge-off of CECL reserve-other(4)	9,174	—
Balance at March 31	$2,302,470	$2,687,349
_________________________________________
(1)During the first quarter of 2025, the Company amended a senior mixed-use loan as part of the resolution of a senior mixed-use loan with the same sponsor. In relation to this amendment, there was a transfer of principal of $8.8 million. This transfer is not included within these lines as it was neither additional funding nor a repayment. See “Loan Modifications” below for more detail. During the first quarter of 2025, the Company originated four loans with a total of $111.7 million in committed principal balance.
(2)Provision for loan losses excludes $0.5 million for the three months ended March 31, 2025 and $0.2 million for the three months ended March 31, 2024 as determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statements of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.
(3)During the first quarter of 2025, the Company eliminated a multifamily loan in Mesa, Arizona as part of the consolidation of the Mesa, Arizona property as the primary beneficiary. As a result, the property was consolidated as real estate and removed from loans held from investment, net. The CECL reserve related to this loan was charged off and the net amount is reflected as an addition to real estate, net. There was no gain or loss recorded as part of the consolidation. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
(4)During the three months ended March 31, 2025, the Company charged off uncollectible amounts of $9.2 million relating to one multifamily loan upon resolution of the loan.
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
During the first quarter of 2025, the Company amended a senior mixed-use loan (“Loan A”) as part of the resolution of a senior mixed-use loan (“Loan B”) with the same sponsor. The sponsor obtained new financing on the Loan B collateral that was $8.8 million short of a full principal payoff. The $8.8 million of principal was transferred to Loan A as part of the full resolution of Loan B. A joint venture agreement was entered into with the sponsor with respect to the Loan B collateral providing that (i) any available cash after Loan B debt service is paid is distributed to the Company to pay down Loan A and (ii) if, at any time after two years, Loan A is not paid off, the Company may unilaterally force a sale of the collateral for Loan B.
During the fourth quarter of 2023, the Company amended a senior office loan with an outstanding principal balance of $39.4 million. The modification reduced the loan spread from 3.96% to 1.5%, and included an exit fee upon repayment of the loan of 2.5% of the principal balance. The modification allows the sponsor to utilize tenant improvements and leasing commission funds for capital improvements such as rezoning the collateral for additional commercial uses, and exploring rezoning certain parcels for multifamily use. Additionally, the sponsor funded $0.3 million into a reserve to fund operating shortfalls. During the fourth quarter of 2024, this senior loan was extended to March 9, 2025 and the exit fee was increased to 5.0%. Upon purchasing an updated rate cap in the first quarter of 2025, the loan was extended to September 9, 2025. During the three months ended March 31, 2025 and year ended December 31, 2024, this loan remained current on interest payments.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Nonaccrual and Past Due Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table provides an aging summary of loans held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due(1)	30-59 Days Past Due(2)	60-89 Days Past Due	90 Days or More Past Due (3)	Total Loans
March 31, 2025	$2,250,980	$57,442	$—	$149,413	$2,457,835
December 31, 2024	2,368,591	—	—	150,334	2,518,925
_________________________________________
(1)At December 31, 2024, includes one multifamily senior loan in maturity default as of December 9, 2024. There was an extension to the loan in the first quarter of 2025 and the borrower is no longer in maturity default as of March 31, 2025.
(2)At March 31, 2025, includes one multifamily construction/development project senior loan which was placed on nonaccrual status on February 1, 2025 and has a carrying value of $57.4 million.
(3)At March 31, 2025, includes one hotel senior loan which was placed on nonaccrual status on June 9, 2024 with a carrying value of $134.7 million and an office mezzanine loan which was placed on nonaccrual status on April 1, 2024 with a carrying value of $14.7 million. At December 31, 2024, includes one hotel senior loan which was placed on nonaccrual status on June 9, 2024 with a carrying value of $136.0 million and an office mezzanine loan which was placed on nonaccrual status on April 1, 2024 with a carrying value of $14.4 million.

As of March 31, 2025, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for one nonperforming hotel senior loan, one nonaccrual multifamily construction/development project senior loan and one nonaccrual office mezzanine loan. As of December 31, 2024, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for one nonperforming hotel senior loan, one nonaccrual office mezzanine loan and one multifamily senior loan in maturity default. For the three months ended March 31, 2025 and March 31, 2024, no debt investment contributed more than 10.0% of interest income.

Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves (dollars in thousands):

CECL reserve at December 31, 2024	$165,932
Decrease in general CECL reserve(1)	(9,524)
Increase in specific CECL reserve(2)	9,174
Charge-off of CECL reserve-other(2)	(9,174)
Charge-offs of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(3)	(1,043)
CECL reserve at March 31, 2025	$155,365

CECL reserve at December 31, 2023	$76,028
Increase in general CECL reserve(1)	67,058
Increase in specific CECL reserve(2)	7,128
CECL reserve at March 31, 2024	$150,214
_________________________________________
(1)Excludes CECL reserves related to unfunded commitments reported on the consolidated statements of operations: $0.5 million for the three months ended March 31, 2025 and $0.2 million for the three months ended March 31, 2024.
(2)During the first quarter of 2025, the Company recorded specific CECL reserves totaling $9.2 million for one multifamily loan. The specific CECL reserves were charged off during the period upon resolution. During the first quarter of 2024, the Company recorded specific CECL reserves of $7.1 million related to one multifamily senior loan. The specific CECL reserve was based on the proceeds received from the borrower’s sale of the property.
(3)During the first quarter of 2025, the Company consolidated a multifamily loan in Mesa, Arizona as the primary beneficiary. As a result, the property was consolidated as real estate. The CECL reserve related to this loan was charged off.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans held for investment by year of origination and credit quality risk ranking as of March 31, 2025 and December 31, 2024 (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies” for loan risk ranking definitions.
At March 31, 2025, the weighted average risk ranking for loans held for investment was 3.2.

	March 31, 2025
	Year of Origination
Risk Rankings	2025	2024	2023	2022	2021 and earlier	Total
Senior loans

3	$107,350	$72,520	$—	$703,878	$1,131,975	$2,015,723
4	—	—	—	55,563	147,980	203,543
5	—	—	—	—	192,162	192,162
Total Senior loans	107,350	72,520	—	759,441	1,472,117	2,411,428

Mezzanine loans

3	—	—	14,692	31,715		46,407
Total Mezzanine loans	—	—	14,692	31,715	—	46,407

Total Loans held for investment	$107,350	$72,520	$14,692	$791,156	$1,472,117	$2,457,835
Current period gross write-offs	$—	$—	$—	$—	$10,217	$10,217

As of December 31, 2024, the weighted average risk ranking for loans held for investment was 3.2.

	December 31, 2024
	Year of Origination
Risk Rankings	2024	2023	2022	2021	2020 and earlier	Total
Senior loans

3	$62,997	$—	$703,245	$856,161	$440,354	$2,062,757
4	—	—	55,350	162,265	—	217,615
5	—	—	—	—	193,421	193,421
Total Senior loans	62,997	—	758,595	1,018,426	633,775	2,473,793

Mezzanine loans

3	—	14,355	30,777	—		45,132
Total Mezzanine loans	—	14,355	30,777	—	—	45,132

Total Loans held for investment	$62,997	$14,355	$789,372	$1,018,426	$633,775	$2,518,925
Current period gross write-offs(1)	$—	$—	$6,155	$2,413	$20,407	$28,975
_____________________________________
(1)Current period gross write-offs exclude all transfers to real estate, net.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $111.4 million and $106.3 million at March 31, 2025 and December 31, 2024, respectively. Refer to Note 13, “Commitments and Contingencies” for further details. The Company recorded $0.7 million and $0.2 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at March 31, 2025 and December 31, 2024, respectively. See Note 2, “Summary of Significant Accounting Policies” for further details.
4. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Land and improvements	$119,424	$121,881
Buildings, building leaseholds, and improvements	465,202	476,712
Tenant improvements	19,181	19,354
Subtotal	$603,807	$617,947
Less: Accumulated depreciation	(123,312)	(116,089)
Less: Impairment(1)	—	(30,693)
Net lease portfolio, net	$480,495	$471,165
The following table presents the Company’s portfolio of other real estate, net as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Land and improvements	$73,720	$77,219
Buildings, building leaseholds, and improvements	250,014	269,062
Tenant improvements	26,954	30,369
Furniture, fixtures and equipment	2,546	3,108
Construction-in-progress	3,581	2,394
Subtotal	$356,815	$382,152
Less: Accumulated depreciation	(55,062)	(53,608)
Less: Impairment(1)	—	(22,288)
Other portfolio, net	$301,753	$306,256
_________________________________________
(1)    See Note 12, “Fair Value,” for discussion of impairment of real estate.
At March 31, 2025, the Company held three foreclosed properties in other real estate, net with a combined carrying value of $81.6 million and one foreclosed property as held for sale with a carrying value of $34.2 million. At December 31, 2024, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $115.2 million and one foreclosed property as held for sale with a carrying value of $1.9 million.
Depreciation Expense
Depreciation expense on real estate was $7.1 million and $6.9 million for the three months ended March 31, 2025 and 2024, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Property Operating Income
For the three months ended March 31, 2025 and 2024 the components of property operating income were as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Lease revenues
Minimum lease revenue	$23,870	$22,192
Variable lease revenue	3,047	3,025
Total property operating income(1)	$26,917	$25,217
_________________________________________
(1)Excludes amortization expense related to above and below-market leases of $0.4 million and income of $0.3 million for the three months ended March 31, 2025, respectively. Excludes amortization expense related to above and below-market leases of $0.5 million and income of $0.4 million for the three months ended March 31, 2024, respectively.
For the three months ended March 31, 2025 and 2024 the Company had no single property with property operating income equal to or greater than 10.0% of total revenue of the Company.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of March 31, 2025 (dollars in thousands):

Remainder of 2025	$64,204
2026	76,571
2027	71,645
2028	62,175
2029	59,238
2030 and thereafter	258,133
Total	$591,966
The rental properties owned at March 31, 2025, are leased under noncancellable operating leases with current expirations ranging from 2025 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three months ended March 31, 2025 and 2024 was $0.8 million and $0.8 million, respectively.
Refer to Note 13, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of March 31, 2025.
Real Estate Acquisitions
The Company previously held investments in senior loans collateralized by multifamily properties in Mesa, Arizona and Arlington, Texas that were determined to be VIEs. The Company was determined to be the primary beneficiary of the VIEs and consolidated the assets and liabilities as well as the operations of the multifamily properties in February 2025 (Mesa, Arizona) and July 2024 (Arlington, Texas). The multifamily properties are included in real estate, net on the Company’s consolidated balance sheets. The consolidation did not result in a gain or loss.
In November 2024, the Company acquired legal title to one multifamily property which is included in real estate, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In accordance with ASC 805-50, the Company allocated the fair value of the assumed assets and liabilities on the respective acquisition dates for each property acquired.
The following table summarizes the Company’s real estate acquisitions for the three months ended March 31, 2025 and year ended December 31, 2024 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings/Units(1)	Purchase Price	Land and Improvements(2)	Building and Improvements(2)	Furniture and Fixtures(2)	Lease Intangible Assets(2)	Other Assets	Other Liabilities
Three Months Ended March 31, 2025
February 2025	Multifamily - Arizona(3)	285	$31,965	$9,007	$21,051	$270	$1,456	$708	$(527)
Year Ended December 31, 2024
November 2024	Multifamily - Texas(4)	354	$33,540	$4,023	$25,629	$795	$2,380	$1,703	$(990)
July 2024	Multifamily - Texas(3)	436	40,019	8,895	27,443	1,109	1,935	2,836	(2,199)
			$105,524	$21,925	$74,123	$2,174	$5,771	$5,247	$(3,716)
_________________________________________
(1)    For multifamily properties, represents number of units.
(2)    Useful life of real estate acquired is 28 to 45 years for buildings, four to nine years for tenant improvements, four to nine years for furniture and fixtures, and three to 12 years for lease intangibles.
(3)    Represents a multifamily property held in a VIE for which the Company was deemed the primary beneficiary. The Company consolidated the assets, liabilities and the property's operations on the acquisition date in accordance with ASC 810.
(4)    Represents assets acquired by the Company through foreclosure.
Impairment
There was no impairment recorded during the three months ended March 31, 2025.
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
Real Estate Held for Sale
The following table summarizes the Company’s assets held for sale related to real estate (dollars in thousands):

March 31, 2025
Assets
Land and improvements	$7,590
Buildings, building leaseholds, and improvements	24,019
Tenant improvements	3,160
Furniture, fixtures and equipment	832
Construction-in-progress	132
Subtotal	35,733
Less: Accumulated depreciation	(1,560)
Total assets held for sale	$34,173

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of December 31, 2024, the Company classified a multifamily property it previously acquired through a deed-in-lieu of foreclosure as held for sale with real estate, net of $1.9 million and deferred leasing costs and intangible assets, net of $3.3 million.
The Company acquired one office property in Oakland, California through a deed-in-lieu of foreclosure in July 2023. During the three months ended June 30, 2024, the Company classified the office property as held for sale. The Company recorded $6.7 million of impairment related to this office property, which was based on a reduction in the expected holding period as well as the expected proceeds from the sale. During the three months ended March 31, 2025, the office property was sold for a gross sales price of $5.5 million, resulting in a loss on sale of $0.2 million.
During the three months ended March 31, 2025, the Company classified a multifamily property it previously acquired through a deed-in-lieu of foreclosure as held for sale.
There were no real estate sales during the three months ended March 31, 2024.
5. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at March 31, 2025 and December 31, 2024 are as follows (dollars in thousands):

	March 31, 2025
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$83,975	$(51,767)	$32,208
Deferred leasing costs	30,161	(17,794)	12,367
Above-market lease values	11,587	(9,596)	1,991
	$125,723	$(79,157)	$46,566
Intangible Liabilities
Below-market lease values	$16,797	$(14,314)	$2,483

	December 31, 2024
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$82,530	$(49,495)	$33,035
Deferred leasing costs	32,864	(21,021)	11,843
Above-market lease values	11,587	(9,293)	2,294
	$126,981	$(79,809)	$47,172
Intangible Liabilities
Below-market lease values	$16,798	$(13,993)	$2,805

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Above-market lease values	$(382)	$(474)
Below-market lease values	323	362
Net decrease to property operating income	$(59)	$(112)

In-place lease values	$2,840	$2,728
Deferred leasing costs	625	694
Amortization expense	$3,465	$3,422

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of March 31, 2025 (dollars in thousands):

	Remainder of 2025	2026	2027	2028	2029	2030 and thereafter	Total
Above-market lease values	$(855)	$(601)	$(130)	$(84)	$(92)	$(229)	$(1,991)
Below-market lease values	966	1,081	81	81	81	193	2,483
Net increase (decrease) to property operating income	$111	$480	$(49)	$(3)	$(11)	$(36)	$492

In-place lease values	$5,439	$3,814	$3,201	$3,091	$3,079	$13,584	$32,208
Deferred leasing costs	1,892	2,083	1,895	1,679	1,318	3,500	12,367
Amortization expense	$7,331	$5,897	$5,096	$4,770	$4,397	$17,084	$44,575
6. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Restricted cash:
Borrower escrow deposits	$70,183	$80,132
Capital expenditure reserves	9,416	11,027
Working capital and other reserves	4,763	2,096
Real estate escrow reserves	3,958	3,167
Tenant lockboxes	2,576	2,014
Securitization trust unused proceeds(1)	—	50,087
Total	$90,896	$148,523
_________________________________________
(1)    Refer to Note 7, “Debt” for further discussion.
The following table presents a summary of other assets as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Other assets:
Right-of-use lease asset	$22,306	$23,238
Tax receivable and deferred tax assets	16,233	16,299
Prepaid expenses and other	12,641	6,379
Investments in unconsolidated ventures at fair value	2,235	2,235
Deferred financing costs, net – credit facilities	2,164	3,143
Total	$55,579	$51,294

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of accrued and other liabilities as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Accrued and other liabilities:
Operating lease liability	$23,185	$24,119
Current and deferred tax liability	22,220	21,147
Accounts payable, accrued expenses and other liabilities	16,353	17,830
Interest payable	11,039	10,046
Prepaid rent and unearned revenue	7,435	7,852
Tenant security deposits	1,092	1,443
Unfunded CECL loan allowance	696	188
Total	$82,020	$82,625
Investments in Unconsolidated Ventures at Fair Value
Private Funds
The Company elected the fair value option to account for its indirect interests in real estate through real estate private equity funds (“PE Investments”), which interests ranged from 1.0% to 10.0% as of March 31, 2025 and December 31, 2024. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Debt
The following table presents debt as of March 31, 2025 and December 31, 2024 (dollars in thousands):

						March 31, 2025		December 31, 2024
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
BRSP 2024-FL2(3)		Non-recourse	Aug-37	SOFR + 2.47%		$583,875	$577,149	$583,875	$576,577
BRSP 2021-FL1(3)		Non-recourse	Aug-38	SOFR + 1.71%		406,208	406,208	510,497	510,497
Subtotal securitization bonds payable, net						990,083	983,357	1,094,372	1,087,074

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Sep-33	4.77%		200,000	198,993	200,000	198,963
Net lease 2(4)		Non-recourse	Jun-25	3.91%		142,614	142,832	132,879	133,152
Net lease 3		Non-recourse	Aug-26	4.08%		28,491	28,430	28,671	28,599
Net lease 4		Non-recourse	Oct-27	4.45%		21,208	21,208	21,368	21,368
Net lease 5(5)		Non-recourse	Nov-26	4.45%		16,553	16,429	16,663	16,521
Net lease 5(6)		Non-recourse	Mar-28	4.38%		10,937	10,500	11,007	10,570
Net lease 6		Non-recourse	Nov-26	4.45%		6,576	6,527	6,620	6,564
Net lease 8		Non-recourse	Nov-26	4.45%		3,048	3,025	3,069	3,043
Other real estate 1		Non-recourse	Dec-28(7)	4.47%		98,683	97,674	99,224	98,124
Other real estate 2		Non-recourse	Jan-25(8)	4.30%		67,271	67,306	67,699	67,685
Loan 1(9)		Non-recourse	Jun-25	5.50%		34,466	34,466	34,466	34,466
Subtotal mortgage and other notes payable, net						629,847	627,390	621,666	619,055

Bank credit facility
Bank credit facility	$165,000	Recourse	Jan-27 (10)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility								—	—

Master repurchase facilities
Bank 1	600,000	Limited Recourse(11)	Apr-27	SOFR + 2.43%	(12)	346,946	346,946	422,438	422,438
Bank 2	600,000	Limited Recourse(11)	Apr-30(13)	SOFR + 2.01%	(12)	160,075	160,075	160,847	160,847
Bank 3	400,000	(14)	June-27(15)	SOFR + 1.78%	(12)	176,466	176,466	177,466	177,466
Bank 4	400,000	Limited Recourse(11)	Nov-29(16)	SOFR + 1.80%	(12)	50,007	50,007	24,432	24,432
Subtotal master repurchase facilities	$2,000,000					733,494	733,494	785,183	785,183

Subtotal credit facilities						733,494	733,494	785,183	785,183

Total						$2,353,424	$2,344,241	$2,501,221	$2,491,312
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
(4)As of March 31, 2025, the outstanding principal of the mortgage payable was NOK 1.5 billion, which translated to $142.6 million. In July 2024, the trustee placed the property into a cash flow sweep where excess cash flow is utilized to amortize the principal of the mortgage.
(5)Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.
(6)Represents a mortgage note collateralized by three properties.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(7)The current maturity date is December 2027, with a one-year extension available, subject to satisfaction of certain customary conditions set forth in the governing documents.
(8)The mortgage payable collateralized by Other real estate 2 is in maturity default as of January 2025. The Company is currently negotiating an extension with its lender and remains current on interest payments.
(9)The current maturity of the note payable is June 2025. In March 2025, Loan 1 was modified to a fixed rate of 5.50%. Following the modification, there are no extension options remaining.
(10)On January 28, 2022, the Company, through its subsidiaries, including the OP, entered into an Amended and Restated Credit Agreement. Refer to “Bank Credit Facility” within this note for more details.
(11)Recourse solely with respect to 25.0% of the financed amount.
(12)Represents the weighted average spread as of March 31, 2025. The contractual interest rate depends upon asset type and characteristics and ranges from SOFR plus 1.50% to 2.75%.
(13)The current maturity date is April 2028, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(14)Recourse is either 25.0% or 50.0% depending on loan metrics.
(15)The current maturity date is June 2025, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(16)The current maturity date is November 2026, with three one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at March 31, 2025 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage and Other Notes Payable, Net	Credit Facilities
Remainder of 2025(1)	$246,680	$—	$246,680	$—
2026	54,145	—	54,145	—
2027	543,612	—	20,200	523,412
2028	108,822	—	108,822	—
2029	50,007	—	—	50,007
2030 and thereafter	1,350,158	990,083	200,000	160,075
Total	$2,353,424	$990,083	$629,847	$733,494
________________________________________
(1)Mortgage and other notes payable, net includes Other real estate 2, which is in maturity default as of January 2025. The Company is currently negotiating an extension with its lender and remains current on interest payments.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
commitment fee at a rate of 0.25% or 0.35%, per annum, depending on the amount of facility utilization, applies to un-utilized borrowing capacity under the Credit Agreement. Amounts owed under the Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a SOFR rate election is in effect.
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of March 31, 2025, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of March 31, 2025, the Company was in compliance with all of its financial covenants under the Credit Agreement.
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
As of March 31, 2025, the Company had $1.2 billion carrying value of CRE debt investments financed with $990.1 million of securitization bonds payable, net. As of December 31, 2024, the Company had $1.3 billion carrying value of CRE debt investments financed with $1.1 billion of securitization bonds payable, net.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
BRSP 2021-FL1
In July 2021, the Company executed a securitization transaction through wholly-owned subsidiaries, BRSP 2021-FL1, Ltd. and BRSP 2021-FL1, LLC (collectively, “BRSP 2021-FL1”), which resulted in the sale of $670.0 million of investment grade notes.
BRSP 2021-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. During the three months ended March 31, 2025, four loans held in BRSP 2021-FL1 were fully repaid, totaling $103.1 million, and one loan was partially repaid totaling $1.2 million. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At March 31, 2025, the Company had $536.2 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of March 31, 2025, the securitization reflects an advance rate of 75.8% at a weighted average cost of funds of Term SOFR plus 1.71% (before transaction costs), and is collateralized by a pool of 20 senior loan investments.
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the three months ended March 31, 2025 and March 31, 2024. While the Company continues to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
BRSP 2024-FL2
In August 2024, the Company executed a $675.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which resulted in the sale of $583.9 million of investment grade notes (the “2024-FL2 Notes”).
BRSP 2024-FL2 included a six-month ramp-up acquisition period that allowed the Company to contribute existing or newly originated loan investments in exchange for $84.8 million in unused proceeds held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. BRSP 2024-FL2 also includes a two-year reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. As of March 31, 2025, the securitization reflects an advance rate of 86.5% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 26 senior loan investments. During the three months ended March 31, 2025, the Company contributed existing or newly originated loan investments totaling $50.1 million, in exchange for a combination of reinvestment and unused proceeds. At March 31, 2025, the unused proceeds have been fully utilized and the Company had $675.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2024-FL2.
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the three months ended March 31, 2025. While the Company continues to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
Master Repurchase Facilities
As of March 31, 2025, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.0 billion to finance the origination of first mortgage loans and senior loan participations secured by senior loan investments (each, a “Master Repurchase Facility” and collectively, the “Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of March 31, 2025, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 31, 2025, the Company had $1.2 billion carrying value of CRE debt investments financed with $733.5 million under the Master Repurchase Facilities. As of December 31, 2024, the Company had $1.0 billion carrying value of CRE debt investments financed with $785.2 million under the Master Repurchase Facilities.
As of March 31, 2025 and December 31, 2024, the Company had one counterparty, Bank 1, with net exposure (collateral that exceeded amounts borrowed) totaling more than 10% of the Company’s total equity. As of March 31, 2025 and December 31, 2024, the Company’s net exposure to Bank 1 was $263.4 million and $198.8 million, respectively.
8. Related Party Arrangements
The Company had no related party transactions as of and for the three months ended March 31, 2025 and 2024.
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
On May 5, 2022, the Company granted 1,456,366 shares of Class A common stock to certain of its employees, including executive officers. The remaining one-third increment of such share grant vested on March 15, 2025. On March 6, 2023, the Company granted 1,391,217 shares of Class A common stock to certain of its employees, including executive officers. The remaining one-third increment of such share grant will vest on March 15, 2026.
On May 17, 2023, the Company granted 93,285 shares of Class A common stock to the non-employee directors of the Company which vested on May 17, 2024. On May 17, 2024, the Company granted 79,495 shares of Class A common stock to the non-employee directors of the Company which vest on May 17, 2025.
On March 15, 2024, the Company granted 1,243,696 shares of Class A common stock to certain of its employees, including executive officers. Remaining one-third increments of such share grant will vest on March 15, 2026 and March 15, 2027.
On March 17, 2025, the Company granted 1,392,965 shares of Class A common stock to certain of its employees, including executive officers. The shares vest in one-third increments on March 15, 2026, March 15, 2027 and March 15, 2028. Additionally, on March 17, 2025 the Company granted 225,544 shares of Class A common stock to its executive officers. Such share grant vested immediately.
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $4.2 million and $2.2 million within compensation and benefits in the consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Performance Stock Units (“PSU”)—PSUs are granted to certain employees of the Company and are subject to both a service condition and a performance condition. Following the end of the measurement period for the PSUs, the recipients of PSUs may be eligible to vest in all or a portion of PSUs granted, and be issued a number of shares of the Company’s Class A common stock, ranging from 0% to 200% of the number of PSUs granted and eligible to vest, to be determined based upon the Company’s total shareholder return relative to certain peer group companies at the end of a three-year measurement period for the 2023 PSU grant (the “2023 Grant”), the 2024 PSU grant (the “2024 Grant”) and the 2025 PSU grant (the “2025 Grant”). PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period.
Fair value of PSUs, including dividend equivalent rights, was determined using a Monte Carlo simulation, with the following assumptions.

	2025 Grant	2024 Grant	2023 Grant
Expected volatility(1)	35.7%	35.6%	74.4%
Risk free rate(2)	4.0%	4.3%	4.6%
Expected dividend yield(3)	—	—	—
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
The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the three months ended March 31, 2025 and 2024:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs

Unvested shares at December 31, 2023	2,787,807	384,378	3,172,185	$7.61	$9.69
Granted	1,243,696	534,056	1,777,752	6.71	7.82
Vested	(1,326,222)	—	(1,326,222)	7.92	—
Unvested shares at March 31, 2024	2,705,281	918,434	3,623,715	7.05	8.60

Unvested shares at December 31, 2024	2,742,917	918,434	3,661,351	$6.92	$8.60
Granted	1,618,509	542,789	2,161,298	5.97	6.78
Vested	(1,428,999)	—	(1,428,999)	7.21	—
Unvested shares at March 31, 2025	2,932,427	1,461,223	4,393,650	6.25	7.93
Fair value of equity awards that vested during the three months ended March 31, 2025 and March 31, 2024, determined based on their respective fair values at vesting date, was $8.5 million and $9.1 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of vesting of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At March 31, 2025, aggregate unrecognized compensation cost for all unvested equity awards was $23.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10. Stockholders’ Equity
Authorized Capital
As of March 31, 2025, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of March 31, 2025 and December 31, 2024.
Dividends
During the three months ended March 31, 2025 and 2024, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 17, 2025	March 31, 2025	April 15, 2025	$0.16
March 15, 2024	March 29, 2024	April 15, 2024	$0.20
Share Repurchases
In April 2025, the Company’s board of directors authorized a stock repurchase program (“Stock Repurchase Program”) under which the Company may repurchase up to $50.0 million of its outstanding Class A common stock until April 30, 2026. The Stock Repurchase Program replaces the prior repurchase program authorization which expired on April 30, 2025. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, in privately negotiated transactions or otherwise. The Company has a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b-18 under the Exchange Act. The Stock Repurchase Program will be utilized at management’s discretion and in accordance with the requirements of the SEC. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements and other conditions.
As of March 31, 2025, there was $42.3 million remaining available to make repurchases under the prior stock repurchase program.
On March 31, 2025, the Company repurchased 0.2 million shares of Class A common stock under the prior stock repurchase program at a weighted average price of $5.59 per share for an aggregate cost of $1.1 million. In accordance with the Company’s policy, this transaction will be reflected in the consolidated financial statements in April 2025 on the settlement date.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2024	$18,603	$(24,940)	$(6,337)
Other comprehensive gain	—	1,831	1,831
AOCI at March 31, 2025	$18,603	$(23,109)	$(4,506)

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2023	$18,603	$(21,159)	$(2,556)
Other comprehensive loss	—	(3,594)	(3,594)
AOCI at March 31, 2024	$18,603	$(24,753)	$(6,150)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
11. Noncontrolling Interests
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to noncontrolling interests in the investment entities was $1.6 million for the three months ended March 31, 2025 and de minimis for the three months ended March 31, 2024.
12. Fair Value
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other assets - PE Investments	$—	$—	$2,235	$2,235	$—	$—	$2,235	$2,235
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
	Other assets - PE Investments
Beginning balance	$2,235	$2,251
Distributions/paydowns	—	—
Ending balance	$2,235	$2,251
As of March 31, 2025 and December 31, 2024, the Company elected to apply the fair value option for its PE Investments and the key unobservable inputs used in the analysis included discount rates with a range of 11.0% to 12.0%.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025			December 31, 2024
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans held for investment, net(2)(3)	$2,454,354	$2,457,835	$2,298,989	$2,515,278	$2,518,925	$2,349,346
Financial liabilities:(1)
Securitization bonds payable, net	$990,083	$983,357	$990,083	$1,094,372	$1,087,074	$1,094,372
Mortgage and other notes payable, net	629,847	627,390	603,030	621,666	619,055	587,349
Master repurchase facilities	733,494	733,494	733,494	785,183	785,183	785,183
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $111.4 million and $106.3 million as of March 31, 2025 and December 31, 2024, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(3)Carry value excludes CECL reserves of $155.4 million and $165.9 million as of March 31, 2025 and December 31, 2024, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2025. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of March 31, 2025, the Company believes the unpaid principal balance approximates fair value given the floating rate nature of the bonds and significant level of subordination within the securitization. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of March 31, 2025, the Company believes the carrying value approximates fair value due to the short-term nature of the debt, and as a result, contractual rates should equate to market rates. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
During the first quarter of 2025, the Company recorded a $9.2 million specific CECL reserve related to one multifamily loan that was subsequently charged off during the quarter following repayment of the loan. The specific CECL reserve was based on the proceeds the Company received from the repayment of the loan during the three months ended March 31, 2025.
Additionally, the Company recorded general CECL reserves on one multifamily loan that is determined to be collateral dependent as of March 31, 2025. The Company estimated expected losses based on the loan’s collateral value, which was determined by applying a capitalization rate of 5.8% and discount rate of 10.7%.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
During the year ended December 31, 2024, the Company recorded $47.5 million of impairment related to three office properties. The impairment was due to a reduction in the current expected holding period of the properties. The estimated fair value of the collateral was determined by using a discounted cash flow model and Level 3 inputs, which included capitalization rates ranging from 5.5% to 9.5%, discount rates ranging from 8.1% to 9.8% and a weighted average capitalization rate of 7.6% based on carrying value. The Company also recorded $6.7 million of impairment related to one office property held for sale. The impairment was due to a reduction in the expected holding period as well as the proceeds expected from the sale of the property. The Company sold the office property during the first quarter of 2025. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
13. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2025, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $108.9 million for senior loans and $2.5 million for mezzanine loans. At December 31, 2024, total unfunded lending commitments for loans held for investment were $105.2 million for senior loans and $1.1 million for mezzanine loans.
Ground Lease Obligation
The Company’s operating leases include ground leases acquired with real estate.
At March 31, 2025 and December 31, 2024, the weighted average remaining lease term was 11.9 years and 12.0 years for ground leases, respectively.
The following table presents ground lease expense, included in property operating expense, for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense:
Minimum lease expense	$794	$786
Variable lease expense	—	—
	$794	$786

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.4%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of March 31, 2025 (dollars in thousands):

Remainder of 2025	$2,391
2026	3,186
2027	2,868
2028	2,839
2029	1,896
2030 and thereafter	12,263
Total lease payments	25,443
Less: Present value discount	7,275
Operating lease liability (Note 6)	$18,168
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Office Lease
At March 31, 2025 and December 31, 2024, the weighted average remaining lease term was 4.2 years and 4.3 years for office leases, respectively. The office leases are located in New York, New York and Los Angeles, California.
For the three months ended March 31, 2025 and 2024, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Corporate Offices
Operating lease expense:
Fixed lease expense	$324	$321
Variable lease expense	—	—
	$324	$321
Total cash paid for office leases was $0.3 million and $0.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
The operating lease liability for the office leases was determined using a weighted average discount rate of 2.4%. As of March 31, 2025, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices
Remainder of 2025	$983
2026	1,323
2027	1,339
2028	1,155
2029	574
2030 and thereafter	—
Total lease payments	5,374
Less: Present value discount	357
Operating lease liability (Note 6)	$5,017

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of March 31, 2025, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
14. Segment Reporting
The Company presents its business through three operating and reportable segments described below and is how management views the business activities of the Company.
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior and mezzanine loans, and preferred equity interests as well as participations in such loans.
•Net Leased and Other Real Estate—direct investments in CRE with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of two investments with direct ownership in commercial real estate, with an emphasis on properties with stable cash flow, and four additional properties that the Company acquired through foreclosure or deed-in-lieu of foreclosure and two properties that the Company consolidates as the primary beneficiary.
•Corporate and Other—includes corporate-level asset management and other fees including expenses related to the Company’s secured revolving credit facility (the “Bank Credit Facility”) and compensation and benefits. It also includes a sub-portfolio of private equity funds.
U.S. GAAP defines the Chief Operating Decision Maker (“CODM”) as the person or persons who perform the function of allocating resources to and assessing the performance of segments of a public entity. The Company has identified the CODM as its Chief Executive Officer, who is responsible for making key operating decisions of the Company. The CODM reviews net income (loss) on the Company’s consolidated statements of operations to make decisions, allocate resources, and assess segment performance.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the relevant financial information for the reportable segments for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended March 31, 2025
Interest income	$47,991	$28	$67	$48,086
Interest expense	(31,844)	(67)	(300)	(32,211)
Property and other income	—	26,920	2,556	29,476
Property operating expense	—	(9,966)	—	(9,966)
Transaction, investment and servicing expense	(508)	(36)	(85)	(629)
Interest expense on real estate	—	(6,565)	—	(6,565)
Depreciation and amortization	—	(10,520)	(32)	(10,552)
Decrease of current expected credit loss reserve	235	—	—	235
Compensation and benefits	—	—	(10,429)	(10,429)
Operating expense	—	—	(3,214)	(3,214)
Other loss, net	—	(241)	—	(241)
Income (loss) before income taxes	15,874	(447)	(11,437)	3,990
Income tax expense	(28)	(254)	—	(282)
Net income (loss)	$15,846	$(701)	$(11,437)	$3,708

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended March 31, 2024
Interest income	$67,477	$17	$69	$67,563
Interest expense	(39,762)	(68)	(303)	(40,133)
Property and other income	155	25,060	2,989	28,204
Property operating expense	—	(8,645)	—	(8,645)
Transaction, investment and servicing expense	(382)	(54)	(186)	(622)
Interest expense on real estate	—	(6,782)	—	(6,782)
Depreciation and amortization	—	(10,353)	(37)	(10,390)
Increase of current expected credit loss reserve	(74,411)	—	—	(74,411)
Compensation and benefits	—	—	(8,771)	(8,771)
Operating expense	(4)	(24)	(3,171)	(3,199)
Other gain, net	—	331	—	331
Loss before income taxes	(46,927)	(518)	(9,410)	(56,855)
Income tax expense	(11)	(241)	—	(252)
Net loss	$(46,938)	$(759)	$(9,410)	$(57,107)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents total assets by segment as of March 31, 2025 and December 31, 2024 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other(1)	Total
March 31, 2025	$2,421,408	$926,295	$202,950	$3,550,653
December 31, 2024	2,533,770	888,029	301,679	3,723,478
_________________________________________
(1)Includes PE Investments totaling $2.2 million as of March 31, 2025 and December 31, 2024, and cash, unallocated receivables and deferred costs and other assets, net.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Total income by geography:
United States	$72,835	$90,965
Norway	4,727	4,802
Total(1)	$77,562	$95,767

	March 31, 2025	December 31, 2024
Long-lived assets by geography:
United States	$641,644	$649,728
Norway	187,170	174,865
Total(2)	$828,814	$824,593
_________________________________________
(1)Includes interest income and property and other income.
(2)Long-lived assets are comprised of real estate and real estate-related intangible assets, and exclude financial instruments and assets held for sale.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
15. Earnings Per Share
The Company’s net loss and weighted average shares outstanding for the three months ended March 31, 2025 and 2024, consist of the following (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$3,708	$(57,107)
Net income (loss) attributable to noncontrolling interests:
Investment Entities	1,634	4
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$5,342	$(57,103)

Numerator:
Dividends allocated to participating securities (non-vested shares)	$(469)	$—
Net income (loss) attributable to common stockholders	$4,873	$(57,103)

Denominator:
Weighted average shares outstanding - basic(1)	127,082	127,326
Weighted average shares outstanding - diluted(2)	129,860	127,326

Net income (loss) per common share - basic	$0.04	$(0.45)
Net income (loss) per common share - diluted	$0.04	$(0.45)
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,932,427 and 2,705,281 of restricted stock awards as of March 31, 2025 and March 31, 2024, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income (loss) per common share.
(2)The calculation of diluted earnings per share excludes the effect of weighted average unvested non-participating restricted shares of 2,773,297 for the three months ended March 31, 2024, as the effect would be antidilutive.
16. Subsequent Events
Dividends
In April 2025, the Company paid a quarterly cash dividend of $0.16 per share of its Class A common stock for the quarter ended March 31, 2025, to stockholders of record as of March 31, 2025.
Loan Originations
Subsequent to March 31, 2025, the Company originated one senior mortgage loan with a total commitment of $70.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as the information contained in our Form 10-K for the year ended December 31, 2024, which is accessible on the SEC’s website at www.sec.gov.
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
Our operating and reportable segments are Senior and Mezzanine Loans and Preferred Equity and Net Leased and Other Real Estate, both of which are included in our target assets, and Corporate and Other.
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
Our Business Segments
We present our business through three operating and reportable segments:
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior and mezzanine loans, and preferred equity interests as well as participations in such loans.
•Net Leased and Other Real Estate—direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of two investments with direct ownership in commercial real estate, with an emphasis on properties with stable cash flow, four additional properties that we acquired through foreclosure or deed-in-lieu of foreclosure and two properties that we consolidate as the primary beneficiary.
•Corporate and Other—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility (the “Bank Credit Facility”) and compensation and benefits. It also includes a sub-portfolio of private equity funds.
Significant Developments
During the three months ended March 31, 2025, and through April 29, 2025, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•Declared and paid a first quarter dividend of $0.16 per share on April 15, 2025;
•As of the date of this report, we have approximately $310.0 million of liquidity, consisting of $145.0 million cash and cash equivalents on hand and $165.0 million available on our Bank Credit Facility. This excludes $56.0 million of approved but undrawn borrowings available on our master repurchase facilities;
•On March 31, we repurchased 0.2 million shares of our Class A common stock at a weighted average price of $5.59 for an aggregate cost of $1.1 million; and
•Subsequent to March 31, 2025:
◦Our board of directors authorized a Stock Repurchase Program, under which we may repurchase up to $50.0 million of our outstanding Class A common stock until April 30, 2026. The Stock Repurchase Program replaces the prior repurchase program authorization which expired on April 30, 2025.
Our Portfolio
•For the three months ended March 31, 2025, we:
◦Originated four senior mortgage loans with a total commitment of $111.7 million;
◦Received loan repayment proceeds of $133.0 million from nine loans;
◦Recorded $9.2 million in specific current expected credit loss (“CECL”) reserves related to one senior loan; At March 31, 2025, there were no specific CECL reserves on our consolidated balance sheet;
◦Recorded a net decrease in our general CECL reserves of $10.1 million. At March 31, 2025, our general CECL reserve for our outstanding loans and future loan funding commitments is $156.1 million, which is 6.08% of the aggregate commitment amount of our loan portfolio;
◦Remained at seven watchlist loans (loans with a risk ranking of 4 or 5) (refer to “Our Portfolio” for further discussion):
▪Removed one multifamily loan with an unpaid principal balance of $40.1 million following repayment;
▪Added one multifamily loan with an unpaid principal balance of $23.4 million;

◦Extended 26 loans eligible for certain maturity events, which represent $863.1 million of unpaid principal balance at March 31, 2025;
◦Consolidated the assets and liabilities of one Mesa, Arizona multifamily property that was previously classified as a loan. As a result of the consolidation, the property is now classified as real estate;
◦Sold one office property for net proceeds of $4.7 million and recognized a realized loss of $0.2 million; and
•Subsequent to March 31, 2025, we:
◦Originated one senior mortgage loan with a total commitment of $70.0 million.
Financial Results
•Generated GAAP net income of $5.3 million, or $0.04 per basic share and $0.04 per diluted share, Distributable Earnings of $11.4 million or $0.09 per share and Adjusted Distributable Earnings of $20.1 million or $0.16 per share for the three months ended March 31, 2025. Distributable Earnings and Adjusted Distributable Earnings are non-GAAP financial measures. A reconciliation of these measures to net income/(loss) attributable to the Company’s common stockholders is in the section “Non-GAAP Supplemental Financial Measures” below.
Trends Affecting Our Business
Global Markets
Global markets pressure and uncertainties coming from the Administration’s tariff initiative, inflationary worries and geopolitical unrest continue to contribute to market volatility and impact CRE valuations. Additionally, high interest rates continue to negatively impact transaction activity in the real estate market and correspondingly the loan financing and refinancing opportunities. While the Federal Reserve lowered interest rates in the second half of 2024, it is uncertain as to if, when, how many and by how much subsequent interest rate cuts will be made during 2025. To the extent certain of our borrowers are experiencing significant financial dislocation as a result of economic conditions, we have and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. The market for office properties was particularly negatively impacted by the COVID-19 pandemic and continues to experience headwinds driven by the normalization of work from home and hybrid work arrangements and elevated costs to operate or reconfigure office properties. Although “return to office” mandates are on the rise, the demand for office space generally remains lower than pre-COVID-19 pandemic levels and has driven rising vacancy rates. Given the continuing uncertainty in the office market, there is risk of future valuation impairment or investment loss on our loans secured by office properties. Similarly, these trends may impact our ability to manage debt covenant tests, maturity dates and/or seek suitable refinancing opportunities on certain of our office property equity investments, which may adversely impact valuation assessments and cash flow generated by such investments.
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

Our Portfolio
As of March 31, 2025, our portfolio consisted of 91 investments representing approximately $3.3 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans consisted of 74 senior and mezzanine loans with a weighted average cash coupon of 3.2% and a weighted average all-in unlevered yield of 7.4%. Our net leased and other real estate consisted of approximately 6.8 million total square feet of space and total first quarter 2025 NOI of that portfolio was approximately $16.7 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of March 31, 2025, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	72	$2,411,428	$2,411,428	$734,918	$734,918
Mezzanine loans	2	46,407	46,407	46,407	46,407
Subtotal	74	2,457,835	2,457,835	781,325	781,325
Net leased real estate	8	513,483	513,483	84,055	84,055
Other real estate	8	347,022	334,909	116,123	99,755
Private equity interests	1	2,235	2,235	2,235	2,235
Total/Weighted average Our Portfolio	91	$3,320,575	$3,308,462	$983,738	$967,370
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of March 31, 2025.
(3)Net carrying value represents carrying value less any associated financing as of March 31, 2025.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of March 31, 2025.
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
At March 31, 2025, our weighted average risk ranking remained unchanged at 3.2 compared to December 31, 2024. During the first quarter of 2025, we had the following risk ranking activity for risk ranked 4 and 5 assets:
•Repayments: one multifamily loan with a risk ranking of 4 was resolved (Denver, CO; $40.1M unpaid principal balance).
•Downgrades: one multifamily loan was downgraded to a risk ranking of 4 from a risk ranking of 3 (Austin, TX; $23.4M unpaid principal balance).
Senior and Mezzanine Loans
The following tables provide a summary of our senior and mezzanine loans based on our internal risk rankings, collateral property type and geographic distribution as of March 31, 2025 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans	Mezzanine loans	Total	% of Total
3	67	$2,015,722	$46,407	$2,062,129	83.9%
4	5	203,543	—	203,543	8.3%
5	2	192,163	—	192,163	7.8%
	74	$2,411,428	$46,407	$2,457,835	100.0%

Weighted average risk ranking					3.2
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of March 31, 2025.

		Carrying value (at BRSP share)(1)
Collateral property type	Count	Senior loans	Mezzanine loans	Total	% of Total
Multifamily(2)	44	$1,273,506	$31,715	$1,305,221	53.1%
Office	21	705,415	14,692	720,107	29.3%
Hotel	2	206,903	—	206,903	8.4%
Other (Mixed-use)(3)	5	189,900	—	189,900	7.7%
Industrial	2	35,704	—	35,704	1.5%
Total	74	$2,411,428	$46,407	$2,457,835	100.0%
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of March 31, 2025.
(2)Multifamily includes one senior loan in which the underlying collateral is related to a construction/development project.
(3)Other includes commercial and residential development assets.

		Carrying value (at BRSP share)(1)
Region	Count	Senior loans	Mezzanine loans	Total	% of Total
US West	32	$1,074,320	$31,715	$1,106,035	45.0%
US Southwest	27	829,033	—	829,033	33.7%
US Northeast	8	312,448	14,692	327,140	13.3%
US Southeast	7	195,627	—	195,627	8.0%
Total	74	$2,411,428	$46,407	$2,457,835	100.0%
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of March 31, 2025.

The following table provides asset level detail for our senior and mezzanine loans as of March 31, 2025 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Multifamily
Loan 1(6)(7)	Senior	6/18/2019	Santa Clara, CA	$57,442	$57,442	n/a(7)	n/a(7)	n/a(7)	6/18/2025	69%	5
Loan 2	Senior	5/17/2022	Las Vegas, NV	55,563	54,867	Floating	2.0%	7.9%	6/9/2027	74%	4
Loan 3	Senior	3/8/2022	Austin, TX	50,424	50,324	Floating	3.3%	7.6%	3/9/2027	75%	3
Loan 4	Senior	7/19/2021	Dallas, TX	50,333	50,200	Floating	3.4%	7.7%	8/9/2026	74%	3
Loan 5	Senior	5/26/2021	Las Vegas, NV	47,547	47,235	Floating	2.5%	8.5%	6/9/2026	70%	3
Loan 6	Senior	3/31/2022	Louisville, KY	43,478	43,382	Floating	3.7%	8.0%	4/9/2027	72%	3
Loan 7	Senior	7/15/2021	Jersey City, NJ	41,886	41,779	Floating	3.1%	7.4%	8/9/2026	66%	3
Loan 8	Senior	7/15/2021	Dallas, TX	40,338	40,338	Floating	3.2%	7.5%	8/9/2026	77%	3
Loan 9	Senior	3/31/2022	Long Beach, CA	39,536	39,536	Floating	3.4%	7.7%	4/9/2027	80%	3
Loan 10	Senior	7/12/2022	Irving, TX	38,379	38,379	Floating	3.6%	7.9%	8/9/2027	75%	3
Subtotal top 10 multifamily				$464,926	$463,482	19% of total loans

Loan 11	Senior	12/21/2020	Austin, TX	$37,000	$37,000	Floating	3.2%	7.5%	1/9/2026	54%	3
Loan 12	Senior	1/18/2022	Dallas, TX	36,656	36,563	Floating	3.5%	7.8%	2/9/2027	75%	3
Loan 13	Senior	1/12/2022	Los Angeles, CA	36,361	36,361	Floating	3.4%	7.7%	2/9/2027	76%	3
Loan 14	Senior	7/29/2021	Phoenix, AZ	33,325	33,325	Floating	3.4%	7.7%	8/9/2026	73%	3
Loan 15	Senior	2/20/2025	Las Vegas, NV	32,678	33,000	Floating	3.4%	8.2%	3/9/2030	59%	3
Loan 16	Mezzanine	2/8/2022	Las Vegas, NV	31,715	31,715	Fixed	7.0%	12.0%	2/8/2027	57% - 82%	3
Loan 17	Senior	4/29/2021	Las Vegas, NV	30,794	30,792	Floating	3.2%	7.5%	5/9/2026	76%	3
Loan 18	Senior	4/15/2022	Mesa, AZ	30,160	30,160	Floating	3.4%	8.0%	5/9/2027	75%	3
Loan 19	Senior	2/17/2022	Long Beach, CA	30,137	30,137	Floating	3.4%	7.7%	3/9/2027	71%	3
Loan 20	Senior	2/13/2025	Las Vegas, NV	29,278	29,570	Floating	2.7%	7.5%	3/9/2030	70%	3
Subtotal top 20 multifamily				$793,030	$792,105	32% of total loans

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Loan 21	Senior	8/31/2021	Glendale, AZ	$28,846	$28,802	Floating	3.3%	7.6%	9/9/2026	85%	3
Loan 22	Senior	5/27/2021	Houston, TX	27,600	27,600	Floating	3.1%	7.4%	6/9/2026	67%	3
Loan 23	Senior	12/16/2021	Fort Mill, SC	27,366	27,366	Floating	3.3%	7.6%	1/9/2027	71%	3
Loan 24	Senior	12/21/2021	Phoenix, AZ	25,606	25,606	Floating	3.6%	7.9%	1/9/2027	75%	3
Loan 25	Senior	7/12/2022	Irving, TX	25,433	25,433	Floating	3.6%	7.9%	8/9/2027	72%	3
Loan 26	Senior	3/8/2022	Glendale, AZ	25,046	25,046	Floating	3.5%	7.8%	3/9/2027	73%	3
Loan 27	Senior	3/31/2022	Phoenix, AZ	23,860	23,847	Floating	3.7%	8.3%	4/9/2027	74%	3
Loan 28	Senior	11/4/2021	Austin, TX	23,353	23,353	Floating	3.4%	7.9%	11/9/2026	78%	4
Loan 29	Senior	2/25/2025	Denver, CO	23,087	23,087	Floating	3.3%	8.1%	3/9/2028	68%	3
Loan 30	Senior	1/10/2025	Lebanon,TN	22,308	22,500	Floating	3.4%	8.7%	2/9/2030	71%	3
Loan 31	Senior	6/22/2021	Phoenix, AZ	22,292	22,292	Floating	3.3%	7.6%	7/9/2026	71%	3
Loan 32	Senior	7/1/2021	Aurora, CO	21,327	21,305	Floating	3.2%	7.6%	7/9/2026	73%	3
Loan 33	Senior	12/10/2024	Seattle, WA	20,787	21,000	Floating	2.8%	7.6%	1/9/2030	65%	3
Loan 34	Senior	1/12/2022	Austin, TX	20,276	20,276	Floating	3.4%	7.7%	2/9/2027	76%	3
Loan 35	Senior	8/6/2021	La Mesa, CA	19,752	19,752	Floating	3.0%	7.3%	8/9/2025	72%	3
Loan 36	Senior	10/18/2024	Garland, TX	19,675	19,920	Floating	3.7%	8.3%	11/9/2029	70%	3
Loan 37	Senior	12/21/2021	Gresham, OR	19,455	19,455	Floating	3.6%	7.9%	1/9/2027	76%	3
Loan 38	Senior	9/1/2021	Bellevue, WA	19,308	19,308	Floating	3.0%	7.3%	9/9/2025	71%	3
Loan 39	Senior	5/5/2022	Charlotte, NC	18,500	18,500	Floating	3.5%	7.8%	5/9/2027	70%	3
Loan 40	Senior	4/29/2022	Tacoma, WA	18,384	18,384	Floating	3.0%	7.3%	5/9/2027	64%	3
Loan 41	Senior	7/14/2021	Salt Lake City, UT	18,362	18,315	Floating	3.4%	7.7%	8/9/2026	73%	3
Loan 42	Senior	6/25/2021	Phoenix, AZ	17,650	17,650	Floating	3.2%	7.5%	7/9/2026	75%	3
Loan 43	Senior	11/22/2024	Garland, TX	12,254	12,399	Floating	3.5%	8.1%	12/9/2029	63%	3
Loan 44	Senior	3/8/2022	Glendale, AZ	11,664	11,664	Floating	3.5%	7.8%	3/9/2027	73%	3
Total/Weighted average multifamily loans				$1,305,221	$1,304,965	53% of total loans	3.2%	7.5%	1.9 years		3.1

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Office
Loan 45	Senior	1/19/2021	Phoenix, AZ	$75,386	$75,325	Floating	3.7%	8.5%	2/9/2026	72%	3
Loan 46	Senior	8/28/2018	San Jose, CA	74,071	74,071	Floating	2.6%	6.9%	8/28/2025	81%	3
Loan 47	Senior	2/13/2019	Baltimore, MD	58,606	58,606	Floating	3.6%	7.9%	2/9/2027	74%	3
Loan 48	Senior	11/23/2021	Tualatin, OR	43,785	42,121	Floating	1.5%	10.8%	12/9/2026	66%	4
Loan 49	Senior	4/27/2022	Plano, TX	41,179	41,101	Floating	4.1%	8.4%	5/9/2027	70%	3
Loan 50	Senior	5/23/2022	Plano, TX	40,864	40,782	Floating	4.3%	8.6%	6/9/2027	64%	3
Loan 51	Senior	9/28/2021	Reston, VA	40,857	40,089	Floating	2.1%	8.4%	10/9/2026	71%	4
Loan 52	Senior	11/17/2021	Dallas, TX	39,986	39,986	Floating	4.0%	8.3%	12/9/2025	61%	4
Loan 53	Senior	4/7/2022	San Jose, CA	33,906	33,906	Floating	4.2%	8.5%	4/9/2027	70%	3
Loan 54	Senior	4/30/2021	San Diego, CA	33,751	33,751	Floating	3.6%	7.9%	5/9/2026	55%	3
Subtotal top 10 office loans				$482,391	$479,738	20% of total loans

Loan 55	Senior	3/31/2022	Blue Bell, PA	$29,030	$29,030	Floating	4.2%	8.5%	4/9/2025	80%	3
Loan 56	Senior	10/21/2021	Blue Bell, PA	28,717	28,717	Floating	3.8%	8.1%	4/9/2025	78%	3
Loan 57	Senior	2/26/2019	Charlotte, NC	27,653	27,653	Floating	3.3%	7.6%	7/9/2025	72%	3
Loan 58	Senior	12/7/2018	Carlsbad, CA	26,848	26,470	Floating	3.9%	8.2%	12/9/2025	73%	3
Loan 59	Senior	7/30/2021	Denver, CO	23,190	23,190	Floating	4.4%	8.7%	8/9/2026	71%	3
Loan 60	Senior	8/27/2019	San Francisco, CA	22,716	22,716	Floating	2.9%	7.3%	9/9/2025	84%	3
Loan 61	Senior	10/13/2021	Burbank, CA	18,216	18,216	Floating	4.0%	8.3%	11/9/2026	51%	3
Loan 62	Senior	10/29/2020	Denver, CO	18,103	18,103	Floating	3.7%	8.0%	11/9/2025	64%	3
Loan 63	Senior	11/16/2021	Charlotte, NC	15,466	15,466	Floating	4.5%	8.8%	12/9/2026	67%	3
Loan 64(8)	Mezzanine	2/13/2023	Baltimore, MD	14,692	14,692	n/a(8)	n/a(8)	n/a(8)	2/9/2027	74% - 75%	3
Subtotal top 20 office loans				$707,022	$703,991	29% of total loans

Loan 65	Senior	11/10/2021	Richardson, TX	$13,085	$13,053	Floating	4.1%	8.4%	12/9/2026	68%	3
Total/Weighted average office loans				$720,107	$717,044	29% of total loans	3.4%	8.1%	1.2 years		3.2

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Hotel
Loan 66(9)	Senior	1/2/2018	San Jose, CA	$134,720	$134,720	n/a(9)	n/a(9)	n/a(9)	11/9/2026	75%	5
Loan 67	Senior	6/25/2018	Englewood, CO	72,183	72,000	Floating	3.5%	7.8%	5/9/2025	68%	3
Total/Weighted average hotel loans				$206,903	$206,720		1.2%	2.7%	1.1 years		4.3

Other (Mixed-use)
Loan 68	Senior	10/24/2019	Brooklyn, NY	$79,308	$79,308	Floating	4.2%	8.5%	11/9/2025	79%	3
Loan 69	Senior	1/13/2022	New York, NY	46,090	46,090	Floating	3.5%	7.8%	2/9/2027	76%	3
Loan 70	Senior	5/3/2022	Brooklyn, NY	28,810	28,810	Floating	4.4%	8.7%	5/9/2027	68%	3
Loan 71	Senior	4/3/2024	South Pasadena, CA	19,804	19,804	Fixed	15.0%	15.0%	2/9/2027	28%	3
Loan 72	Senior	8/31/2021	Los Angeles, CA	15,888	15,888	Floating	4.6%	8.9%	9/9/2026	58%	3
Total/Weighted average other (mixed-use) loans				$189,900	$189,900		5.2%	9.1%	1.3 years		3.0

Industrial
Loan 73	Senior	7/13/2022	Ontario, CA	$24,110	$24,131	Floating	3.3%	8.0%	8/9/2027	66%	3
Loan 74	Senior	3/21/2022	Commerce, CA	11,594	11,594	Floating	3.3%	7.6%	4/9/2027	60%	3
Total/Weighted average industrial loans				$35,704	$35,725		3.3%	7.8%	2.3 years		3.0

Total/Weighted average senior and mezzanine loans - Our Portfolio				$2,457,835	$2,454,354		3.2%	7.4%	1.6 years		3.2
_________________________________________
(1)Represents carrying values at our share as of March 31, 2025 and excludes general CECL reserves.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include Secured Overnight Financing Rate (“SOFR”), which was 4.32% as of March 31, 2025.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment-in-kind interest income and the accrual of origination and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of March 31, 2025 for weighted average calculations.
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
(5)On a quarterly basis, our senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of March 31, 2025.

(6)The underlying collateral for Loan 1 relates to a construction/development project. Construction senior loans’ loan-to-value reflect the total commitment amount of the loan divided by as-completed appraised value, or the total commitment amount of the loan divided by the projected total cost basis. Construction mezzanine loans include attachment loan-to-value and detachment loan-to-value. Attachment loan-to-value reflects the total commitment amount of loans senior to our position divided by as-completed appraised value, or the total commitment amount of loans senior to our position divided by projected total cost basis. Detachment loan-to-value reflect the cumulative commitment amount of our loan and the loans senior to our position divided by as-completed appraised value, or the cumulative commitment amount of our loan and loans senior to our position divided by projected total cost basis.
(7)Loan 1 was placed on nonaccrual status in February 2025; as such, no income is being recognized.
(8)Loan 64 was placed on nonaccrual status in April 2024; as such, no income is being recognized.
(9)Loan 66 was placed on nonaccrual status in June 2024; as such, no income is being recognized.

At March 31, 2025, our general CECL reserve for our outstanding loans and future loan funding commitments is $156.1 million, which is 6.08% of the aggregate commitment amount of our loan portfolio. This represents a decrease of $10.1 million from $166.1 million or 6.34% of the aggregate commitment amount of our loan portfolio at December 31, 2024. The decrease in our general CECL reserves was driven by loan repayments and the charge-off of reserves related to the consolidation of a multifamily loan in Mesa, Arizona. As a result, we have no specific CECL reserves at March 31, 2025.
Net Leased and Other Real Estate
Our net leased real estate investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity. As part of our net leased real estate strategy, we explore a variety of real estate investments including multi-tenant office, multifamily, student housing and industrial. Additionally, we have two investments in direct ownership of commercial real estate and own these operating real estate investments through joint ventures with one or more partners. We also own four properties included in other real estate that were acquired through deeds-in-lieu of foreclosure and foreclosure and consolidate two properties after being deemed the primary beneficiary of the variable interest entity holding it.
As of March 31, 2025, $848.4 million or 25.6% of our assets were invested in net leased and other real estate properties and these properties were 87.6% occupied. The following table presents our net leased and other real estate investments as of March 31, 2025 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the year ended March 31, 2025(3)
Net leased real estate	8	$513,483	$12,066
Other real estate	8	334,909	4,646
Total/Weighted average net leased and other real estate	16	$848,392	$16,712
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of March 31, 2025; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of March 31, 2025:

	Collateral type	City, State	Number of properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)	Principal amount of debt(4)	Final debt maturity date
Net leased real estate
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	13.4	$200,000	Sep-33
Net lease 2(5)	Office	Stavanger, Norway	1	1,290,926 RSF	100%	5.2	142,614	Jun-25
Net lease 3	Office	Aurora, CO	1	183,529 RSF	100%	2.7	28,491	Aug-26
Net lease 4	Office	Indianapolis, IN	1	338,000 RSF	100%	5.8	21,208	Oct-27
Net lease 5(5)(6)	Retail	Various - U.S.	7	319,600 RSF	100%	2.7	27,490	Nov-26 & Mar-28
Net lease 6(5)	Retail	Keene, NH	1	45,471 RSF	100%	3.8	6,576	Nov-26
Net lease 7	Retail	South Portland, ME	1	52,900 RSF	100%	6.8	—	—
Net lease 8(5)	Retail	Fort Wayne, IN	1	50,000 RSF	100%	0.4	3,048	Nov-26
Total/Weighted average net leased real estate			15	5,067,769 RSF	100%	8.7	$429,427

Other real estate
Other real estate 1(5)(7)	Office	Creve Coeur, MO	7	847,604 RSF	80%	3.5	$93,749	Dec-28
Other real estate 2(5)	Office	Warrendale, PA	5	496,440 RSF	83%	5.0	59,872	Jan-25(8)
Other real estate 3	Multifamily	Arlington, TX	1	436 Units	65%	n/a	—	—
Other real estate 4(9)	Multifamily	Phoenix, AZ	1	236 Units	92%	n/a	—	—
Other real estate 5(9)	Multifamily	Fort Worth, TX	1	354 Units	71%	n/a	—	—
Other real estate 6	Multifamily	Mesa, AZ	1	285 Units	78%	n/a	—	—
Other real estate 7(5)(9)	Office	Long Island City, NY	1	220,872 RSF	31%	3.9	—	—
Other real estate 8(5)(9)	Office	Long Island City, NY	1	128,195 RSF	2%	4.9	—	—
Total/Weighted average other real estate			18	n/a	69%	4.2	$153,621

Total net leased and other real estate			33
_________________________________________
(1)Rentable square feet based on carrying value at our share as of March 31, 2025.
(2)Represents the percent leased as of March 31, 2025. Weighted average calculation based on carrying value at our share as of March 31, 2025.
(3)Based on in-place leases (defined as occupied and paying leases) as of March 31, 2025, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of March 31, 2025.
(4)Represents principal amount of debt at our share as of March 31, 2025.
(5)Represents a property where we recorded impairment during the year ended December 31, 2024. For Net lease 5, three individual properties were impaired.
(6)Net lease 5 consists of two separate mortgage notes.
(7)The current maturity date is December 2027, with a one-year extension available, subject to satisfaction of certain customary conditions set forth in the governing documents.
(8)The mortgage payable collateralized by Other real estate 2 is in maturity default as of January 2025. We are currently negotiating an extension with our lender and remain current on interest payments.
(9)Property was acquired through foreclosure or deed-in-lieu of foreclosure.

Stavanger, Norway Office Net Lease

	Collateral type	City, State	Number of Properties	Rentable square feet (“RSF”) / units/keys	Weighted average % leased	Weighted average lease term (yrs)	Principal amount of debt	Final debt maturity date
Net lease 2	Office	Stavanger, Norway	1	1,290,926 RSF	100%	5.2	$142,614	Jun-25
In July 2018, we acquired a class A office campus in Stavanger, Norway (the “Norway Net Lease”) for $320 million (NOK 2.6 billion). This property is 100% occupied by a creditworthy single tenant. The property serves as their global headquarters. The Norway Net Lease requires the tenant to pay for all real estate-related expenses, including operational expenditures, capital expenditures and municipality taxes. The Norway Net Lease has a weighted average remaining lease term of five years, and the tenant has the option to extend for two five-year periods at the same terms with rent adjusted to market rent, with the ability to reduce their total occupied space, and there is a risk that the rent can decrease at that time. The Norway Net Lease also has annual rent increases based on the Norwegian CPI Index through 2030. The rent increase in 2025 was 2.4%. Our tenant has injected a significant amount of capital into improvements of the property over the past 10 years.

Financing on the Norway Net Lease consists of a mortgage payable of $142.6 million (NOK 1.5 billion) with a fixed rate of 3.9%, which matures in June 2025, at which time there will be five years remaining on the initial lease term. The financing includes a provision for annual appraisal valuation each May with loan-to-value (“LTV”) tests declining from 75% LTV beginning in year five, to 70% LTV after year eight and 65% LTV after year nine. The most recent valuation in May 2024 resulted in an LTV below the current 70% threshold resulting in a lender cash trap. The tenant has made all rent payments and is current on all financial obligations under the lease. We remain current on all interest payments. Both the lease payments and mortgage debt service are NOK denominated currency. Therefore, the Norway Net Lease net book value may be subject to fluctuations based on the USD-NOK impact.
In the quarter ended June 30, 2024, we recognized an impairment charge of $32.8 million which decreased both our undepreciated book value and GAAP book value. Concurrently, we recognized a non-GAAP impairment charge of $67.7 million, which further decreased our undepreciated book value and resulted in an undepreciated carrying value of zero. Subsequent to the second quarter of 2024, we recognized additional non-GAAP impairments of $8.7 million to maintain an undepreciated book value of zero.
The upcoming May 2025 annual appraisal of the property, current market conditions, limited five-year remaining lease term with no assurances that the tenant will remain at the property beyond 2030, and potential exercise of remedies by the lenders (notwithstanding ongoing extension negotiations), individually and together may negatively impact the property’s valuation and result in a future impairment charge that would reduce GAAP book value. However, any future impairment charge would have no impact on the property’s undepreciated book value, which is currently zero.

Results of Operations
The following table summarizes our portfolio results of operations for the three months ended March 31, 2025 and December 31, 2024 (dollars in thousands):

	Three Months Ended March 31,	Three Months Ended December 31,	Q1’25 vs Q4 ‘24
	2025	2024	Amount
Net interest income
Interest income	$48,086	$54,305	$(6,219)
Interest expense	(32,211)	(36,848)	4,637
Net interest income	15,875	17,457	(1,582)

Property and other income
Property operating income	26,858	26,108	750
Other income	2,618	3,053	(435)
Total property and other income	29,476	29,161	315

Expenses
Property operating expense	9,966	8,907	1,059
Transaction, investment and servicing expense	629	402	227
Interest expense on real estate	6,565	6,748	(183)
Depreciation and amortization	10,552	11,076	(524)
(Decrease) increase of current expected credit loss reserve	(235)	20,486	(20,721)
Impairment of operating real estate	—	8,995	(8,995)
Compensation and benefits	10,429	8,103	2,326
Operating expense	3,214	2,681	533
Total expenses	41,120	67,398	(26,278)

Other income
Other (loss) gain, net	(241)	2	(243)
Income (loss) before income taxes	3,990	(20,778)	24,768
Income tax expense	(282)	(370)	88
Net income (loss)	$3,708	$(21,148)	$24,856

Comparison of Three Months Ended March 31, 2025 and December 31, 2024
Net Interest Income
Interest income
Interest income decreased by $6.2 million to $48.1 million for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024. The decrease was primarily due to $3.2 million related to loan repayments, $2.5 million due to lower interest rates, and $1.0 million from one senior loan placed on nonaccrual status. This was partially offset by $1.7 million due to loan originations.
Interest expense
Interest expense decreased by $4.6 million to $32.2 million for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024. The decrease was primarily due to $3.3 million from repayments on financings and $1.5 million from lower interest rates. This was offset by $0.3 million due to new financings.
Property and other income
Property operating income
Property operating income increased by $0.8 million to $26.9 million for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024. The increase was primarily driven by $0.8 million of reimbursement income associated with two office properties and $0.6 million due to the consolidation of a multifamily property that was previously classified as a loan in the first quarter of 2025 partially offset by $0.8 million related to one-time fee income associated with one office property in the fourth quarter ended 2024.
Other income
Other income decreased by $0.4 million to $2.6 million during the three months ended March 31, 2025, as compared to the three months ended December 31, 2024. The decrease was primarily driven by lower income on money market investments.
Expenses
Property operating expense
Property operating expense increased by $1.1 million to $10.0 million for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024. The increase was primarily driven by $0.8 million of utilities and snow removal expense at two office properties and $0.3 million due to the consolidation of a multifamily property that was previously classified as a loan in the first quarter of 2025.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $0.2 million to $0.6 million for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024. The increase was primarily due to franchise tax refunds received during the fourth quarter of 2024.
Interest expense on real estate
Interest expense on real estate decreased by $0.2 million to $6.6 million for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024. The decrease was primarily due to the amortization of our mortgages payable.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.5 million to $10.6 million for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024. The decrease was primarily driven by $1.4 million associated with fully amortized intangibles in the fourth quarter of 2024 partially offset by $0.6 million associated with the consolidation of a multifamily property that was previously classified as a loan during the first quarter of 2025.
(Decrease) increase of current expected credit loss reserve
During the three months ended March 31, 2025, we recorded a decrease in CECL reserves of $0.2 million. The decrease in our CECL reserves was primarily driven by a net decrease in general reserves of $9.0 million offset by a net increase in specific CECL reserves of $8.8 million. The increase in specific CECL reserves was attributable to $9.2 million from one multifamily loan following its resolution during the quarter offset by a $0.4 million reversal of specific CECL from the receipt of additional proceeds received from a previously resolved loan.
We recorded total CECL reserves of $20.5 million during the three months ended December 31, 2024, which is comprised of an increase of $10.4 million in general reserves and $9.1 million of specific reserves. The increase in our general CECL reserve was primarily driven by the macroeconomic conditions, as well as specific inputs on certain office and multifamily properties utilized in our general CECL model. The specific reserves were charged off during the three months ended December 31, 2024.
Impairment of operating real estate
We recorded no impairment during the three months ended March 31, 2025. During the three months ended December 31, 2024, we recorded $9.0 million of impairment on two office properties following a reduction in the current expected holding period in connection with our preparation of our quarterly financial reporting for one property and executing a purchase and sales agreement on the other property.
Compensation and benefits
Compensation and benefits increased by $2.3 million to $10.4 million for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024. The increase was primarily driven by $1.3 million in stock compensation expense following a one-time vesting event in March 2025 and higher benefit costs due to the annual reset of 401(k) and Social Security contributions.

Operating expense
Operating expense increased by $0.5 million to $3.2 million for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024 primarily due to higher third-party costs.
Other income
Other gain, net
Other gain, net decreased by $0.2 million to other loss, net of $0.2 million for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024. We recorded a $0.2 million realized loss on sale of an office property during the three months ended March 31, 2025.
Income tax expense
Income tax expense decreased by a de minimis amount to $0.3 million for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024.

The following table summarizes our portfolio results of operations for the three months ended March 31, 2025 and March 31, 2024 (dollars in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,	Q1’25 vs Q1’24
	2025	2024	Amount
Net interest income
Interest income	$48,086	$67,563	$(19,477)
Interest expense	(32,211)	(40,133)	7,922
Net interest income	15,875	27,430	(11,555)

Property and other income
Property operating income	26,858	25,105	1,753
Other income	2,618	3,099	(481)
Total property and other income	29,476	28,204	1,272

Expenses
Property operating expense	9,966	8,645	1,321
Transaction, investment and servicing expense	629	622	7
Interest expense on real estate	6,565	6,782	(217)
Depreciation and amortization	10,552	10,390	162
(Decrease) increase of CECL reserve	(235)	74,411	(74,646)
Compensation and benefits	10,429	8,771	1,658
Operating expense	3,214	3,199	15
Total expenses	41,120	112,820	(71,700)

Other income
Other (loss) gain, net	(241)	331	(572)
Income (loss) before income taxes	3,990	(56,855)	60,845
Income tax expense	(282)	(252)	(30)
Net income (loss)	$3,708	$(57,107)	$60,815
Comparison of Three Months Ended March 31, 2025 and Three Months Ended March 31, 2024
Net Interest Income
Interest income
Interest income decreased by $19.5 million to $48.1 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily due to $8.6 million related to loan repayments, $5.0 million due to loans placed on nonaccrual status, $5.0 million due to a decrease in rates and $2.6 million related to loans that were transferred to real estate. This was partially offset by $2.8 million in loan originations.
Interest expense
Interest expense decreased by $7.9 million to $32.2 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily due to $8.3 million from paydowns on financings and $2.0 million from the net impact of the BRSP 2024-FL2 issuance and the unwinding of the CLNC 2019-FL1 securitization trust following the redemption of all outstanding securities thereunder. This was partially offset by $3.4 million relating to draws on our master repurchase facilities.
Property and other income
Property operating income
Property operating income increased by $1.8 million to $26.9 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to $1.6 million from the consolidation of two multifamily properties that were previously classified as loans and $0.9 million from one multifamily property acquired through foreclosure partially offset by $0.4 million from one office property sold in the third quarter of 2024.
Other income
Other income decreased by $0.5 million to $2.6 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to one-time income recorded during the three months ended March 31, 2024.
Expenses
Property operating expense
Property operating expense increased by $1.3 million to $10.0 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to $1.3 million from the consolidation of two multifamily properties that were previously classified as loans and $0.8 million from one multifamily property acquired through foreclosure, partially offset by $0.9 million from the sale of one office property sold in the third quarter of 2024.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by a de minimis amount for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
Interest expense on real estate
Interest expense on real estate decreased by $0.2 million to $6.6 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This decrease was primarily due to bond amortization and foreign currency translation on the Stavanger, Norway office property.
Depreciation and amortization
Depreciation and amortization expense increased by $0.2 million to $10.6 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to $1.4 million from one multifamily property acquired through foreclosure and $1.2 million from the consolidation of two multifamily properties that were previously classified as loans. This was partially offset by $1.5 million from fully amortized intangibles in 2024, $0.4 million in lower depreciation following impairment recorded in 2024 and $0.3 million from an office property sold during the three months ended March 31, 2025.
Decrease (increase) of current expected credit loss reserve
During the three months ended March 31, 2025, we recorded a decrease in CECL reserves of $0.2 million. The decrease in our CECL reserves was primarily driven by a net decrease in general reserves of $9.0 million offset by a net increase in specific CECL reserves of $8.8 million. The increase in specific CECL reserves was attributable to $9.2 million from one multifamily loan following its resolution during the quarter offset by a $0.4 million reversal of specific CECL from the receipt of additional proceeds received from a previously resolved loan.
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
Compensation and benefits
Compensation and benefits increased by $1.7 million to $10.4 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This was primarily due to $1.3 million in stock compensation following a one-time vesting event in March 2025.
Operating expense
Operating expense increased by a de minimis amount for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
Other income (loss)
Other gain, net
Other gain, net decreased by $0.6 million to other loss, net of $0.2 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This was primarily due to $0.2 million in foreign currency remeasurement gains recorded during the three months ended March 31, 2024. We recorded a $0.2 million realized loss on sale of an office property during the three months ended March 31, 2025.
Income tax expense
Income tax expense increased by a de minimis amount for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
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
The following tables present a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders (dollars and share amounts in thousands, except per share data) for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$5,342	$(57,103)
Adjustments:
Non-cash equity compensation expense	4,213	2,170
Depreciation and amortization	10,748	10,531
Net unrealized loss (gain):
Other unrealized loss (gain) on investments	2	(151)
General CECL reserves	(9,018)	67,284
Loss on sales of real estate, preferred equity and investments in unconsolidated joint ventures	239	—
Adjustments related to noncontrolling interests	(172)	(189)
Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$11,354	$22,542
Distributable Earnings per share(1)	$0.09	$0.17

Adjustments:
Specific CECL reserves	$8,782	$7,128
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$20,136	$29,670
Adjusted Distributable Earnings per share(1)	$0.16	$0.23
Weighted average number of shares of Class A common stock(1)	129,860	130,100
________________________________________
(1)We calculate Distributable Earnings (Loss) per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares.

Undepreciated Book Value Per Share
We believe that presenting undepreciated book value per share is a more useful and consistent measure of the value of our current portfolio and operations for our investors. It additionally enhances the comparability to our peers who do not hold real estate investments. Undepreciated book value per share excludes our share of accumulated depreciation and amortization on real estate investments (including related intangible assets and liabilities). Non-GAAP impairment of real estate and foreign currency translation excludes our share of the carrying value (including any related foreign currency translation) on certain net leased and other real estate office properties whose non-recourse mortgages mature within 12 months or who have been placed in a cash flow sweep by their lender. Our ability to refinance at their maturity dates is burdened by the current interest rate environment, lenders’ aversion to finance or refinance office properties and/or associated improvements or paydowns potentially demanded at such properties. Loan maturity defaults can lead to foreclosures. Given this potential likelihood, we believe it is prudent to recognize impairments and exclude our share of the carrying value related to these properties.
The following table calculates our GAAP book value per share and undepreciated book value per share ($ in thousands, except per share data):

	March 31, 2025	December 31, 2024
Stockholders’ equity excluding noncontrolling interests in investment entities	$1,034,924	$1,048,218
Accumulated depreciation and amortization	241,234	232,177
Non-GAAP impairment of real estate	(139,120)	(134,578)
Foreign currency translation	6,485	6,624
Undepreciated book value	$1,143,523	$1,152,441

GAAP book value per share	$7.92	$8.08
Accumulated depreciation and amortization per share	1.85	1.79
Non-GAAP impairment of real estate	(1.06)	(1.04)
Foreign currency translation	0.05	0.05
Undepreciated book value per share(1)	$8.75	$8.89
Total outstanding shares - Class A common stock	130,658	129,685
________________________________________
(1)Per share data may differ due to rounding.
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

The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$5,342	$(57,103)
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	(6,287)	56,456
Net loss attributable to noncontrolling interests in investment entities	(1,634)	(4)
Amortization of above- and below-market lease intangibles	59	112
Net interest (income) expense	39	(17)
Interest expense on real estate	7,940	6,782
Other income	(34)	(189)
Transaction, investment and servicing expense	38	122
Depreciation and amortization	10,519	10,353
Operating expense	1	24
Other (gain) loss on investments, net	742	(150)
Income tax expense	254	240
NOI attributable to noncontrolling interest in investment entities	(267)	(307)
Total NOI, at share	$16,712	$16,319
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $165.0 million secured revolving credit facility as of March 31, 2025, up to approximately $2.0 billion in secured revolving repurchase facilities, $1.0 billion in non-recourse securitization financing, $595.4 million in commercial mortgages and $34.5 million in other asset-level financing structures.
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

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	March 31, 2025	December 31, 2024
Debt-to-equity ratio(1)	2.1x	2.1x
_________________________________________
(1)Represents (i) total consolidated outstanding secured debt less cash and cash equivalents of $200.9 million and $302.2 million at March 31, 2025 and December 31, 2024, respectively to (ii) total equity, in each case, at period end.
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of March 31, 2025, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of March 31, 2025, we were in compliance with all of our financial covenants under the Credit Agreement.
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
The following table presents a summary of our Master Repurchase Facilities and Bank Credit Facility as of March 31, 2025 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$600,000	$346,946	2.0	SOFR + 2.43%
Bank 2	600,000	160,075	5.0	SOFR + 2.01%
Bank 3	400,000	176,466	2.2	SOFR + 1.78%
Bank 4	400,000	50,007	4.6	SOFR + 1.80%
Total Master Repurchase Facilities	2,000,000	733,494

Bank Credit Facility	165,000	—	1.8	SOFR + 2.25%

Total Facilities	$2,165,000	$733,494
_________________________________________
(1)All facilities utilize Term SOFR at March 31, 2025.
The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities and Bank Credit Facility (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
March 31, 2025	$759,339	$733,494	$818,603
December 31, 2024	816,782	785,183	848,381
September 30, 2024	923,540	848,381	987,017
June 30, 2024	1,015,107	998,699	1,031,514
March 31, 2024	1,092,119	1,031,516	1,121,264

The decrease in our end of period UPB from December 31, 2024 to March 31, 2025 was driven by financing paydowns during the period.
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
BRSP 2021-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. During the three months ended March 31, 2025, four loans held in BRSP 2021-FL1 were fully repaid, totaling $103.1 million, and one loan was partially repaid totaling $1.2 million. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At March 31, 2025, we had $536.2 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of March 31, 2025, the securitization reflects an advance rate of 75.8% at a weighted average cost of funds of Term SOFR plus 1.71% (before transaction costs), and is collateralized by a pool of 20 senior loan investments.
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the three months ended March 31, 2025 and March 31, 2024. While we continue to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
BRSP 2024-FL2
In August 2024, we executed a $675.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which resulted in the sale of $583.9 million of the 2024-FL2 Notes.
BRSP 2024-FL2 included a six-month ramp-up acquisition period that allowed us to contribute existing or newly originated loan investments in exchange for $84.8 million in unused proceeds held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. BRSP 2024-FL2 also includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. As of March 31, 2025, the securitization reflects an advance rate of 86.5% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 26 senior loan investments. During the three months ended March 31, 2025, we contributed existing or newly originated loan investments totaling $50.1 million, in exchange for a combination of reinvestment and unused proceeds. At March 31, 2025, the unused proceeds have been fully utilized and we had $675.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2024-FL2.
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the three months ended March 31, 2025. While we continue to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.

Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of March 31, 2025. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,238	$413	$825	$—	$—
Secured debt(2)	1,426,244	941,450	133,772	117,763	233,259
Securitization bonds payable(3)	1,022,700	899,721	122,979	—	—
Ground lease obligations(4)	25,443	3,186	5,947	4,503	11,807
Office leases	5,373	1,311	2,669	1,393	—
	$2,480,998	$1,846,081	$266,192	$123,659	$245,066
Lending commitments(5)	111,407
Total	$2,592,405
_________________________________________
(1)Future interest payments were estimated based on the applicable index at March 31, 2025 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on Term SOFR at March 31, 2025.
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
Share Repurchases
In April 2025, our board of directors authorized a stock repurchase program (“Stock Repurchase Program”) under which we may repurchase up to $50.0 million of our outstanding Class A common stock until April 30, 2026. The Stock Repurchase Program replaces the prior stock repurchase program authorization which expired on April 30, 2025. Under the Stock Repurchase Program, we may repurchase shares in open market purchases, in privately negotiated transactions or otherwise. We have a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b-18 under the Exchange Act. The Stock Repurchase Program will be utilized at our discretion and in accordance with the requirements of the SEC. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements and other conditions.
On March 31, 2025, we repurchased 0.2 million shares of Class A common stock under the prior stock repurchase program at a weighted average price of $5.59 per share for an aggregate cost of $1.1 million. In accordance with our policy, this transaction will be reflected in the consolidated financial statements in April 2025 on the settlement date.
As of March 31, 2025, there was $42.3 million remaining available to make repurchases under the prior stock repurchase program.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2025	2024	Change
Operating activities	$10,501	$24,577	$(14,076)
Investing activities	13,607	79,426	(65,819)
Financing activities	(183,406)	(159,413)	(23,993)
Operating Activities
Cash inflows from operating activities are generated primarily through interest received from loans held for investment, and property operating income from our real estate portfolio. This is partially offset by payment of interest expenses for credit facilities and mortgages payable, and operating expenses supporting our various lines of business, including property management and operations, loan servicing and workout of loans in default, investment transaction costs, as well as general administrative costs.
Our operating activities provided net cash inflows of $10.5 million and $24.6 million for the three months ended March 31, 2025 and 2024, respectively. Net cash provided by operating activities decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to lower net interest income recorded during the three months ended March 31, 2025
We believe cash flows from operations, available cash balances and our ability to generate cash through short and long-term borrowings are sufficient to fund our operating liquidity needs.
Investing Activities
Investing activities include cash outlays for disbursements on new and/or existing loans, which are partially offset by repayments of loans held for investment.
Investing activities generated net cash inflows of $13.6 million for the three months ended March 31, 2025. Net cash provided by investing activities in the first quarter of 2025 resulted primarily from repayments on loans held for investment, net of $133.0 million partially offset by the origination and fundings on our loans held for investment, net of $112.6 million and the change in escrow deposit activity of $9.9 million.
Investing activities generated net cash inflows of $79.4 million for the three months ended March 31, 2024. Net cash provided by investing activities in first quarter of 2024 resulted primarily from repayments on loans held for investment, net of $116.8 million partially offset by the change in escrow deposit activity of $19.8 million as well as the origination and fundings on our loans held for investment, net of $15.2 million.
Financing Activities
We finance our investing activities largely through borrowings secured by our investments along with capital from third party investors. We also have the ability to raise capital in the public markets through issuances of common stock, as well as draws upon our corporate credit facility, to finance our investing and operating activities. Accordingly, we incur cash outlays for payments on third party debt and dividends to our common stockholders.
Financing activities used net cash of $183.4 million for the three months ended March 31, 2025, which resulted primarily from repayment of securitization bonds of $104.3 million, repayment of credit facilities of $100.9 million and distributions paid on common stock of $20.7 million partially offset by borrowings from credit facilities of $49.2 million.
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
Underwriting, Asset and Risk Management
We closely monitor our portfolio and actively manage risks associated with, among other things, our assets and interest rates. Prior to investing in any particular asset, the underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. Beginning in 2021, our investment and portfolio management and risk assessment practices diligence the environmental, social and governance (“ESG”) standards of our business counterparties, including borrowers, sponsors and that of our investment assets and underlying collateral, which may include sustainability initiatives, recycling, energy efficiency and water management, volunteer and charitable efforts, anti-money laundering and know-your-client policies, and engagement and belonging practices in workforce leadership, composition and hiring practices. Prior to making a final investment decision, we focus on portfolio diversification to determine whether a target asset will cause our portfolio to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If we determine that a proposed acquisition presents excessive concentration risk, we may determine not to acquire an otherwise attractive asset.
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
Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
We may utilize a variety of financial instruments on some of our investments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, there is exposure to the risk that the counterparties may cease making markets and quoting prices in such instruments, which may inhibit the ability to enter into an offsetting transaction with respect to an open position. Our profitability may be adversely affected during any period as a result of changing interest rates. At March 31, 2025, we held no derivative instruments.
As of March 31, 2025, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase or decrease interest income by $5.0 million annually, net of interest expense.

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
Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the three months ended March 31, 2025, and through April 29, 2025, we have not received any margin calls under our Master Repurchase Facilities.
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
At March 31, 2025, we had approximately NOK 263.1 million or a total of $25.0 million, in net investments in our European subsidiaries. A 1.0% change in the foreign currency rate would result in a $0.3 million increase or decrease in translation gain or loss included in other comprehensive income in connection with our European subsidiary.
We had no foreign exchange contracts in place at March 31, 2025. The maturity dates of the prior instruments approximated the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may have resulted in an obligation for payment to or from the counterparty to the hedging agreement. We were exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we selected major international banks and financial institutions as counterparties and performed a quarterly review of the financial health and stability of our trading counterparties. No counterparty defaulted on its obligations when we held foreign exchange contracts.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results. There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the three months ended March 31, 2025.
Purchases of Equity Securities by Issuer
The following table summarizes the repurchase of common stock for the three months ended March 31, 2025 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
January 1 - 31, 2025	—	$—	—	$—
February 1 - 28, 2025	—	—	—	—
March 1 - 31, 2025(2)	196	5.59	196	42,309
Total	196	$5.59	196	$42,309
________________________________________
(1)In April 2024, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $50.0 million of its outstanding Class A common stock until April 30, 2025.
(2)In accordance with the Company’s policy, this transaction will be reflected in the consolidated financial statements in April 2025 on the settlement date.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
BrightSpire Capital, Inc. 2022 Equity Incentive Plan Second Amended and Restated Performance Restricted Stock Unit Agreement, dated as of February 18, 2025 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 19, 2025

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

Dated: April 30, 2025

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)