Form 10-Q
period 2025-06-30
BrightSpire Capital, Inc.
filed 2025-07-30
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of July 29, 2025, BrightSpire Capital, Inc. had 129,993,935 shares of Class A common stock, par value $0.01 per share, outstanding.

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
•abilities to manage and stabilize properties; deterioration in the performance of the properties securing our investments (including the impact of higher interest expense, depletion of interest and other reserves or payment-in-kind concessions in lieu of current interest payment obligations, population shifts and migration, or reduced demand for office, multifamily, hospitality or retail space) may cause deterioration in the performance of our investments and, potentially, principal losses to us;
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
•the risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders; and
•execute CRE CLO’s on a go forward basis, including at a reduced cost of capital; the impact of legislative, regulatory, tax and competitive changes, regime changes and the actions of governmental authorities, and in particular those affecting the commercial real estate finance and mortgage industry or our business.
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, “Risk Factors” in this Form 10-Q for the quarter ended June 30, 2025 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$154,283	$302,173
Restricted cash	97,399	148,523
Loans and preferred equity held for investment	2,392,415	2,518,925
Current expected credit loss reserve	(136,567)	(165,932)
Loans and preferred equity held for investment, net	2,255,848	2,352,993
Real estate, net	732,776	777,421
Receivables, net	46,071	38,732
Deferred leasing costs and intangible assets, net	35,454	47,172
Assets held for sale	34,284	5,170
Other assets	53,366	51,294
Total assets	$3,409,481	$3,723,478
Liabilities
Securitization bonds payable, net	$982,198	$1,087,074
Mortgage and other notes payable, net	483,109	619,055
Credit facilities	789,729	785,183
Accrued and other liabilities	68,453	82,625
Intangible liabilities, net	2,187	2,805
Escrow deposits payable	74,748	80,132
Dividends payable	20,797	20,793
Total liabilities	2,421,221	2,677,667
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 129,993,935 and 129,685,185 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,300	1,297
Additional paid-in capital	2,864,578	2,865,341
Accumulated deficit	(1,871,523)	(1,812,083)
Accumulated other comprehensive loss	—	(6,337)
Total stockholders’ equity	994,355	1,048,218
Noncontrolling interests in investment entities	(6,095)	(2,407)
Total equity	988,260	1,045,811
Total liabilities and equity	$3,409,481	$3,723,478

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

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$4,477	$4,237
Restricted cash	15,626	61,194
Loans and preferred equity held for investment, net	1,158,885	1,218,140
Real estate, net	216,214	191,102
Receivables, net	13,572	11,455
Deferred leasing costs and intangible assets, net	7,055	7,209
Other assets	24,851	22,662
Total assets	$1,440,680	$1,515,999
Liabilities
Securitization bonds payable, net	$982,198	$1,087,074
Mortgage and other notes payable, net	164,098	165,810
Credit facilities	45,145	25,866
Accrued and other liabilities	14,365	9,229
Intangible liabilities, net	1,630	2,208
Escrow deposits payable	3,234	2,801
Total liabilities	$1,210,670	$1,292,988

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net interest income
Interest income	$48,663	$63,318	$96,749	$130,881
Interest expense	(31,935)	(38,066)	(64,146)	(78,200)
Net interest income	16,728	25,252	32,603	52,681

Property and other income
Property operating income	35,668	25,178	62,526	50,283
Other income	1,593	2,921	4,211	6,020
Total property and other income	37,261	28,099	66,737	56,303

Expenses
Property operating expense	16,650	7,903	26,616	16,548
Transaction, investment and servicing expense	562	391	1,192	1,013
Interest expense on real estate	6,765	6,748	13,330	13,531
Depreciation and amortization	10,607	8,953	21,159	19,343
Increase of current expected credit loss reserve	582	39,901	346	114,312
Impairment of operating real estate	51,127	45,216	51,127	45,216
Compensation and benefits (including $2,913, $3,150, $7,126 and $5,320 of equity-based compensation expense, respectively)	8,194	9,578	18,623	18,349
Operating expense	2,976	3,008	6,191	6,207
Total expenses	97,463	121,698	138,584	234,519

Other income
Other (loss) gain, net	(3,362)	(142)	(3,603)	189
Loss before income taxes	(46,836)	(68,489)	(42,847)	(125,346)
Income tax benefit (expense)	21,664	(194)	21,382	(446)
Net loss	(25,172)	(68,683)	(21,465)	(125,792)
Net loss attributable to noncontrolling interests:
Investment entities	2,054	823	3,688	827
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(23,118)	$(67,860)	$(17,777)	$(124,965)

Net loss per common share - basic (Note 15)	$(0.19)	$(0.53)	$(0.15)	$(0.99)
Net loss per common share - diluted (Note 15)	$(0.19)	$(0.53)	$(0.15)	$(0.99)

Weighted average shares of common stock outstanding - basic (Note 15)	127,247	127,986	127,165	127,656
Weighted average shares of common stock outstanding - diluted (Note 15)	127,247	127,986	127,165	127,656
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(25,172)	$(68,683)	$(21,465)	$(125,792)
Other comprehensive income (loss)
Reclassification of net investment hedges to other (loss) gain	(18,603)	—	(18,603)	—
Foreign currency translation gain (loss)	23,109	1,097	24,940	(2,497)
Total other comprehensive income (loss)	4,506	1,097	6,337	(2,497)
Comprehensive loss	(20,666)	(67,586)	(15,128)	(128,289)
Comprehensive loss attributable to noncontrolling interests:
Investment entities	2,054	823	3,688	827
Comprehensive loss attributable to common stockholders	$(18,612)	$(66,763)	$(11,440)	$(127,462)

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

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2024	129,685	$1,297	$2,865,341	$(1,812,083)	$(6,337)	$1,048,218	$(2,407)	$1,045,811
Issuance and amortization of equity-based compensation	1,619	16	4,197	—	—	4,213	—	4,213
Other comprehensive income	—	—	—	—	1,831	1,831	—	1,831
Dividends and distributions declared ($0.16 per share)	—	—	—	(20,802)	—	(20,802)	—	(20,802)
Shares canceled for tax withholding on vested stock awards	(646)	(6)	(3,872)	—	—	(3,878)	—	(3,878)
Net income (loss)	—	—	—	5,342	—	5,342	(1,634)	3,708
Balance as of March 31, 2025	130,658	$1,307	$2,865,666	$(1,827,543)	$(4,506)	$1,034,924	$(4,041)	$1,030,883
Issuance and amortization of equity-based compensation	93	$1	$2,912	$—	$—	$2,913	$—	$2,913
Repurchase of common stock	(757)	(8)	(4,000)	—	—	(4,008)	—	(4,008)
Other comprehensive income	—	—	—	—	4,506	4,506	—	4,506
Dividends and distributions declared ($0.16 per share)	—	—	—	(20,862)	—	(20,862)	—	(20,862)
Net loss	—	—	—	(23,118)	—	(23,118)	(2,054)	(25,172)
Balance as of June 30, 2025	129,994	$1,300	$2,864,578	$(1,871,523)	$—	$994,355	$(6,095)	$988,260

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,465)	$(125,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,159	19,343
Straight-line rental income	(530)	(1,618)
Amortization of above (below) market lease values, net	60	256
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(816)	(3,774)
Amortization of deferred financing costs	4,275	4,455
Amortization of right-of-use lease assets and operating lease liabilities	(2)	108
Paid-in-kind interest added to loan principal, net of interest received	(1,048)	(943)
Designated hedges and foreign currency translation reclassified to earnings	3,362	—
Realized loss on sale of real estate	245	—
Increase of current expected credit loss reserve	346	114,312
Impairment of operating real estate	51,127	44,800
Amortization of equity-based compensation	7,126	5,320
Mortgage notes (above) below market value amortization	(108)	4
Deferred income tax benefit	(21,781)	(288)
Changes in assets and liabilities:
Receivables, net	(3,812)	2,572
Deferred costs and other assets	(3,298)	(1,533)
Other liabilities	(6,913)	(9,795)
Net cash provided by operating activities	27,927	47,427
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(210,652)	(33,413)
Repayment on loans held for investment	146,419	200,974
Proceeds from sale of real estate	5,184	—
Cash and restricted cash received related to consolidation of loans held for investment and real estate owned	4,653	—
Acquisition of and additions to real estate and related intangibles	(8,389)	(2,237)
Change in escrow deposits payable	(5,384)	(19,061)
Net cash (used in) provided by investing activities	(68,169)	146,263
Cash flows from financing activities:
Distributions paid on common stock	(41,550)	(52,031)
Shares canceled for tax withholding on vested stock awards	(3,878)	(4,167)
Repurchase of common stock	(4,008)	—
Repayment of mortgage notes	(2,957)	(2,847)
Borrowings from credit facilities	116,224	11,840
Repayment of credit facilities	(111,678)	(166,054)
Repayment of securitization bonds	(105,965)	(50,163)
Payment of deferred financing costs	(4,780)	(3,787)
Issuance of common stock	—	13
Net cash used in financing activities	(158,592)	(267,196)
Effect of exchange rates on cash, cash equivalents and restricted cash	(180)	147
Net decrease in cash, cash equivalents and restricted cash	(199,014)	(73,359)
Cash, cash equivalents and restricted cash - beginning of period	450,696	362,089
Cash, cash equivalents and restricted cash - end of period	$251,682	$288,730

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$302,173	$257,506
Restricted cash	148,523	104,583
Total cash, cash equivalents and restricted cash, beginning of period	$450,696	$362,089

End of the period
Cash and cash equivalents	$154,283	$203,306
Restricted cash	97,399	85,424
Total cash, cash equivalents and restricted cash, end of period	$251,682	$288,730

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Deconsolidation of assets following foreclosure (refer to Note 4)	$(194,665)	$—
Deconsolidation of liabilities following foreclosure (refer to Note 4)	168,699	—
Accrual of distribution payable	20,862	26,126
Assets transferred to held for sale	34,284	—
Assumption of accounts payable, accrued expenses and other liabilities related to consolidation of VIE and assumption of real estate	(9,597)	—
Assumption of receivables and other assets related to consolidation of VIE and assumption of real estate	10,742	—
Assumption of real estate and consolidation of VIE (refer to Note 4)	166,918	—

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
As of June 30, 2025 and December 31, 2024, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
In March 2024 and February 2025, the Company modified senior loan agreements on an Arlington, Texas multifamily property and a Mesa, Arizona multifamily property, respectively, which resulted in reconsideration events under ASC 810, Consolidation. The Company became a preferred equity investor in the parent company of the borrowers in the Arlington, Texas and Mesa, Arizona properties following the modifications, through which it can make contributions to the borrower. The Company made the determination that its investments in the Arlington, Texas and Mesa, Arizona multifamily properties were VIEs. Once the Company made its initial preferred equity contributions in July 2024 for the Arlington, Texas multifamily property and February 2025 for the Mesa, Arizona multifamily property it triggered control rights over the properties and the Company became the primary beneficiary of the VIEs. The Company has the ability to control the most significant activities of the two multifamily properties’ economic performance and the obligation to absorb losses or the right to receive benefits of the VIEs that could be significant to the VIEs. The Company consolidated the assets and liabilities of the VIEs as well as the operations of the two properties and are included in real estate, net on its consolidated balance sheets. The consolidation did not result in a gain or loss. The loans and preferred equity investments for the Arlington, Texas and Mesa, Arizona are eliminated in consolidation. See Note 3, “Loans and Preferred Equity Held for Investment, net” and Note 4, “Real Estate, net and Real Estate Held for Sale” for further information.
Consolidated VIEs include securitization bonds payable, net, the Arlington, Texas multifamily loan, the Mesa, Arizona multifamily loan and certain operating real estate properties that have noncontrolling interests. At June 30, 2025 and December 31, 2024, the noncontrolling interests in the operating real estate properties, excluding the Arlington, Texas and Mesa, Arizona multifamily loans, represent third party joint venture partners with ownership ranging from 5.0% to 11.0%. These noncontrolling interests do not have substantive kick-out nor participating rights. The Arlington, Texas and Mesa, Arizona are multifamily loans in which we also hold preferred equity interests.
Unconsolidated VIEs
As of June 30, 2025, the Company held an interest in six unconsolidated VIEs relating to six preferred equity investments. The preferred equity investments were funded in relation to six senior loans that were originated prior to the second quarter of 2025, all with the same sponsor. The preferred equity investments are cross-collateralized and earn a 14% fixed preferred return. The Company does not hold any upside above the 14% return. If there is a shortfall upon resolution of any of the six preferred equity investments, the Company will receive proceeds from the resolution of the other six remaining preferred equity investments. The Company has determined that it is not the primary beneficiary of the VIEs as it does not have power over decisions that most significantly affect the VIEs and therefore has not consolidated these VIEs. The Company accounts for these investments as debt investments due to the fixed rate of 14% and the mandatory redemption feature within the preferred equity investment agreements. The mandatory redemption date for each preferred equity investment is the same as the maturity date for each of the six corresponding senior loans. The maximum exposure to loss is the unpaid principal balance of the senior loans and preferred equity investments, which was $167.3 million at June 30, 2025. These investments are included in loans and preferred equity held for investment, net on the Company’s consolidated balance sheets.
As of December 31, 2024, the Company did not hold, and had no remaining obligations to, any unconsolidated VIEs.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Noncontrolling Interests
Noncontrolling Interests in Investment Entities—This represents interests in consolidated investment entities held by third party joint venture partners, including the operations of the Arlington, Texas and Mesa, Arizona multifamily properties collateralizing the senior loans.
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
Loans and Preferred Equity Held for Investment
The Company originates and purchases loans and preferred equity held for investment. The accounting framework for loans and preferred equity held for investment depends on the Company’s strategy whether to hold or sell the loan and preferred equity or whether the loan was credit-impaired at the time of acquisition.
Loans and Preferred Equity Held for Investment
Loans and preferred equity that the Company has the intent and ability to hold for the foreseeable future are classified as held for investment. Originated loans and preferred equity are recorded at amortized cost, or outstanding unpaid principal balance plus exit fees less net deferred loan fees. Net deferred loan fees include unamortized origination and other fees charged to the borrower less direct incremental loan origination costs incurred by the Company. Purchased loans and preferred equity are recorded at amortized cost, or unpaid principal balance plus purchase premium or less unamortized discount. Costs to purchase loans and preferred equity are expensed as incurred. Preferred equity investments included in loans and preferred equity held for investment, net have fixed interest rates and mandatory redemption dates.
Interest Income—Interest income is recognized based upon contractual interest rate and unpaid principal balance of the loans and preferred equity. Net deferred loan fees on originated loans are deferred and amortized as adjustments to interest income over the expected life of the loans and preferred equity using the effective yield method. Premium or discount on purchased loans and preferred equity are amortized as adjustments to interest income over the expected life of the loans and preferred equity using the effective yield method. When a loan or preferred equity is prepaid, prepayment fees and any excess of proceeds over the carrying amount of the loan and preferred equity is recognized as additional interest income.
The Company has debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan or preferred equity balance that is due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the borrower to be able to pay all principal and interest due.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Nonaccrual—Accrual of interest income is suspended on nonaccrual loans and preferred equity. Loans and preferred equity that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest receivable is reversed against interest income when loans and preferred equity are placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received; or if ultimate collectability of loan or and preferred equity principal is uncertain, interest collected is recognized using a cost recovery method by applying interest collected as a reduction to loan and preferred equity carrying value. Loans and preferred equity may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
At June 30, 2025, the Company classified one property as held for sale. At December 31, 2024, the Company classified one property as held for sale. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” and Note 12, “Fair Value” for further detail.
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at foreclosure sale or upon execution of a deed-in-lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized as CECL reserves and the cumulative reserve on the loan is charged off. Fair value of foreclosed properties is generally based on a discounted cash flow, third party appraisals, broker price opinions, comparable sales, direct capitalization method or a combination thereof.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Hotel Operating Income—Hotel operating income includes room revenue, food and beverage sales and other ancillary services. Revenue is recognized upon occupancy of rooms, consummation of sales and provision of services.
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the exchange rate in effect at the balance sheet date and the corresponding results of operations for such entities are translated using the average exchange rate in effect during the period. The resulting foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss in stockholders’ equity. Upon sale, complete or substantially complete liquidation of a foreign subsidiary, or upon partial sale of a foreign equity method investment, the translation adjustment associated with the investment, or a proportionate share related to the portion of equity method investment sold, is reclassified from accumulated other comprehensive income or loss into earnings. Refer to Note 10, “Stockholders’ Equity” for further discussion.
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
Disclosures of non-U.S. dollar amounts to be recorded in the future are translated using exchange rates in effect at the date of the most recent balance sheet presented. As of June 30, 2025, the Company no longer had any assets or liabilities denominated in a foreign currency. See Note 4, “Real Estate, net and Real Estate Held for Sale” for further detail.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on its undistributed taxable income. The Company previously held an investment in Europe which was subject to tax in its local jurisdiction.
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
For the three months ended June 30, 2025 and 2024, the Company recorded an income tax benefit of $21.7 million and expense of $0.2 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded income tax benefit of $21.4 million and expense of $0.4 million, respectively. The income tax benefit for the three and six months ended June 30, 2025 includes a benefit of $22.1 million, which is the result of the reversal of a deferred tax liability associated with a European investment subsidiary that the lenders acquired control of following a maturity default on its bond financing. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further information. For the six months ended June 30, 2025, the Company paid $1.9 million in cash for income taxes.
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
In measuring the general CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default. The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through June 2025 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan specific factors, a qualitative adjustment to the reserve may be recorded. This may include when management has determined a loan to be collateral dependent and elects to utilize the practical expedient when measuring the general CECL reserve.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
In connection with developing the CECL reserve for its loans and preferred equity held for investment, the Company determines the risk ranking of each loan and preferred equity investment as a key credit quality indicator. The risk rankings are based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, the Company’s loans and preferred equity held for investment are rated “1” through “5,” from less risk to greater risk, and the ratings are updated quarterly. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows:
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
Business Combinations and Consolidation—In May 2025, the FASB issued ASU No. 2025-03, Business Combinations and Consolidation: Determining The Accounting Acquirer In The Acquisition of a Variable Interest Entity. The ASU requires reporting entities involved in a business combination effected primary by the exchange of equity interests to consider the new guidance to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. As a result, a reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition and the acquirer is identified as the acquiree for accounting purposes. The Company is evaluating the impact of this standard.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Any new accounting standards that have not been disclosed that have been issued or proposed by FASB and that do not require adoption until a future date are being evaluated and not expected to have a material impact on the financial statements.
3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	June 30, 2025					December 31, 2024
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)	Weighted Average Maturity in Years(3)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)	Weighted Average Maturity in Years(3)
Variable rate
Senior loans	$1,103,754	$1,107,978	7.5%	0.6	1.6	$1,205,685	$1,209,645	7.2%	0.3	1.5
Securitized loans(4)	1,209,532	1,209,478	7.5%	0.7	1.5	1,264,456	1,264,148	7.7%	0.5	1.7
	2,313,286	2,317,456				2,470,141	2,473,793
Fixed rate
Senior loans	20,617	20,617	15.0%	0.6	1.6	—	—	—%	—	0
Mezzanine loans	47,379	47,379	8.3%	0.6	1.6	45,137	45,132	8.2%	0.1	1.5
Preferred equity interests	7,081	6,963	14.0%	0.6	1.6	—	—	—%	—	0
	75,077	74,959				45,137	45,132
Loans and preferred equity held for investment	2,388,363	2,392,415				2,515,278	2,518,925

CECL reserve	—	(136,567)				—	(165,932)
Loans and preferred equity held for investment, net	$2,388,363	$2,255,848	7.6%	0.7	1.5	$2,515,278	$2,352,993	7.4%	0.4	1.6
_________________________________________
(1)Calculated based on contractual interest rate. As of June 30, 2025, all variable rate loans utilize Term Secured Overnight Financing Rate (“Term SOFR”).
(2)Calculated using current maturity date.
(3)Calculated using extended maturity date.
(4)Represents loans transferred into securitization trusts that are consolidated by the Company.
The Company had $10.7 million and $11.9 million of interest receivable related to its loans and preferred equity held for investment, net as of June 30, 2025 and December 31, 2024, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

	Carrying Value
	Six Months Ended June 30,
	2025	2024
Balance at January 1	$2,352,993	$2,860,478
Acquisitions/originations/additional funding(1)	210,652	33,413
Loan maturities/principal repayments(1)	(146,419)	(201,374)
(Increase) decrease of CECL reserve(2)	86	(114,223)
Discount accretion, net	1,032	3,774
Capitalized interest, net of repayments	1,048	943
Transfer to Real Estate, net(3)	(165,876)	—
Charge-off of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(3)	2,332	—
Charge-off of loan held for investment(4)	(27,366)	(18,919)
Charge-off of CECL reserve-other(4)	27,366	18,919
Balance at June 30	$2,255,848	$2,583,011
_________________________________________
(1)During the first quarter of 2025, the Company amended a senior mixed-use loan as part of the resolution of a senior mixed-use loan with the same sponsor. In relation to this amendment, there was a transfer of principal of $8.8 million. This transfer is not included within these captions as it was neither additional funding nor a repayment. See “Loan Modifications” below for more detail. During the six months ended June 30, 2025, the Company originated 12 loans with a total of $209.6 million in committed principal balance.
(2)Provision for loan losses excludes $0.4 million for the six months ended June 30, 2025 and $0.1 million for the six months ended June 30, 2024 as determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statements of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.
(3)During the first quarter of 2025, the Company eliminated a multifamily loan in Mesa, Arizona as part of the consolidation of the Mesa, Arizona property as the primary beneficiary. During the second quarter of 2025, the Company foreclosed on a hotel loan in San Jose, California. As a result, the properties were consolidated as real estate and removed from loans held from investment, net. The CECL reserve related to these loans were charged off and the net amount is reflected as an addition to real estate, net. There was no gain or loss recorded as part of the consolidation. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
(4)During the six months ended June 30, 2025, the Company charged off uncollectible amounts of $27.3 million relating to two multifamily loans based on resolution of the loans. During the second quarter of 2024, the Company charged off uncollectible amounts relating to one office senior loan for $12.8 million and $6.1 million relating to one multifamily senior loan.
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
During the second quarter of 2025, the Company originated six preferred equity investments with one sponsor. The preferred equity investments were funded in relation to six senior loans that the Company originated prior to the second quarter of 2025, all with the same sponsor. The preferred equity investments are cross-collateralized and earn a 14% fixed preferred return. The Company does not hold any upside above the 14% return. If there is a shortfall upon resolution of any of the six preferred equity investments, the Company will receive proceeds from the resolution of the remaining preferred equity investments. The total carrying value of the six preferred equity investments at June 30, 2025 was $7.0 million and the total commitment was $12.9 million.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the fourth quarter of 2023, the Company amended a senior office loan with an outstanding principal balance of $39.4 million. The modification reduced the loan spread from 3.96% to 1.5%, and included an exit fee upon repayment of the loan of 2.5% of the principal balance. The modification allows the sponsor to utilize tenant improvements and leasing commission funds for capital improvements such as rezoning the collateral for additional commercial uses, and exploring rezoning certain parcels for multifamily use. Additionally, the sponsor funded $0.3 million into a reserve to fund operating shortfalls. During the fourth quarter of 2024, this senior loan was extended to March 9, 2025 and the exit fee was increased to 5.0%. Upon purchasing an updated rate cap in the first quarter of 2025, the loan was extended to September 9, 2025. During the six months ended June 30, 2025 and year ended December 31, 2024, this loan remained current on interest payments. Subsequent to June 30, 2025, the sponsor paid down the senior office loan by $6.2 million. The principal balance following the paydown was $36.6 million.
Nonaccrual and Past Due Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table provides an aging summary of loans held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due(1)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (2)	Total Loans
June 30, 2025	$2,338,473	$—	$—	$53,942	$2,392,415
December 31, 2024	2,368,591	—	—	150,334	2,518,925
_________________________________________
(1)At December 31, 2024, includes one multifamily senior loan in maturity default as of December 9, 2024. There was an extension to the loan in the first quarter of 2025 and the borrower is no longer in maturity default as of June 30, 2025.
(2)At June 30, 2025, includes one multifamily construction/development project senior loan which was placed on nonaccrual status on February 1, 2025 and has a carrying value of $39.3 million, which the Company acquired through a deed-in-lieu of foreclosure in July 2025, and an office mezzanine loan which was placed on nonaccrual status on April 1, 2024 with a carrying value of $14.7 million. At December 31, 2024, includes one hotel senior loan which was placed on nonaccrual status on June 9, 2024 with a carrying value of $136.0 million and an office mezzanine loan which was placed on nonaccrual status on April 1, 2024 with a carrying value of $14.4 million.

As of June 30, 2025, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for one nonaccrual multifamily construction/development project senior loan and one nonaccrual office mezzanine loan. As of December 31, 2024, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for one nonperforming hotel senior loan, one nonaccrual office mezzanine loan and one multifamily senior loan in maturity default. For the six months ended June 30, 2025 and June 30, 2024, no debt investment contributed more than 10.0% of interest income.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves (dollars in thousands):

CECL reserve at December 31, 2024	$165,932
Decrease in general CECL reserve(1)	(9,524)
Increase in specific CECL reserve(2)	9,174
Charge-off of CECL reserve-other(2)	(9,174)
Charge-offs of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(3)	(1,043)
CECL reserve at March 31, 2025	$155,365
Decrease in general CECL reserve	$(18,798)
Increase in specific CECL reserve(2)	19,482
Charge-off of CECL reserve-other(2)	(18,192)
Charge-offs of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(4)	(1,290)
CECL reserve at June 30, 2025	$136,567

CECL reserve at December 31, 2023	$76,028
Increase in general CECL reserve(1)	67,058
Increase in specific CECL reserve(2)	7,128
CECL reserve at March 31, 2024	$150,214
Increase in general CECL reserve(1)	$28,244
Increase in specific CECL reserve(2)	11,791
Charge-offs of CECL reserve(2)	(18,919)
CECL reserve at June 30, 2024	$171,330
_________________________________________
(1)Excludes CECL reserves related to unfunded commitments reported on the consolidated statement of operations for the three months ended: March 31, 2025: $0.5 million, June 30, 2025: $(0.1) million, March 31, 2024: $0.2 million, June 30, 2024: $(0.1) million.
(2)During the first six months of 2025, the Company recorded specific CECL reserves totaling $28.7 million for two multifamily loans and one hotel loan, all of which were charged off during the six months ended June 30, 2025. As of June 30, 2025, the hotel is classified as real estate, net. Subsequent to June 30, 2025, one multifamily loan was acquired and classified as real estate, net. During the first quarter of 2024, the Company recorded specific CECL reserves of $7.1 million related to one multifamily senior loan. The specific CECL reserve was based on the proceeds the Company received from the borrower’s sale of the property, which is supported by an executed purchase and sale agreement. Following the repayment of the loan in the second quarter of 2024, the Company recognized a specific CECL reversal of $1.0 million after receiving higher than expected proceeds. During the second quarter of 2024, the Company recorded specific CECL reserves of $12.8 million related to one office senior loan. The reserve was based on the proceeds expected to be received upon repayment, which occurred in the same quarter. The specific CECL reserve was then charged-off.
(3)During the first quarter of 2025, the Company consolidated a multifamily loan as the primary beneficiary. As a result, the property was consolidated as real estate. The CECL reserve related to this loan was charged off.
(4)During the second quarter of 2025, the Company consolidated one hotel loan upon foreclosure. As a result, the property was consolidated as real estate. The CECL reserve related to this loan was charged off.

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
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking as of June 30, 2025 and December 31, 2024 (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies” for loan risk ranking definitions.
At June 30, 2025, the weighted average risk ranking for loans held for investment was 3.1.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2025
	Year of Origination
Risk Rankings	2025	2024	2023	2022	2021 and earlier	Total
Senior loans

3	$190,517	$74,032	$—	$676,722	$1,155,988	$2,097,259
4	—	—	—	74,714	126,850	201,564
5	—	—	—	—	39,250	39,250
Total Senior loans	190,517	74,032	—	751,436	1,322,088	2,338,073

Mezzanine loans

3	—	—	14,692	32,687	—	47,379
Total Mezzanine loans	—	—	14,692	32,687	—	47,379

Preferred Equity
3	6,963	—	—	—	—	6,963
Total Preferred Equity	6,963	—	—	—	—	6,963

Total Loans and preferred equity held for investment	$197,480	$74,032	$14,692	$784,123	$1,322,088	$2,392,415
Current period gross write-offs	$—	$—	$—	$—	$29,699	$29,699

On July 11, 2025, the multifamily construction/development project collateralizing the Company’s one risk ranked “5” loan was acquired via a deed-in-lieu of foreclosure. Following the deed-in-lieu of foreclosure, the loan was removed from the watchlist and the Company holds no risk ranked “5” loans on its consolidated balance sheet.
As of December 31, 2024, the weighted average risk ranking for loans held for investment was 3.2.

	December 31, 2024
	Year of Origination
Risk Rankings	2024	2023	2022	2021	2020 and earlier	Total
Senior loans

3	$62,997	$—	$703,245	$856,161	$440,354	$2,062,757
4	—	—	55,350	162,265	—	217,615
5	—	—	—	—	193,421	193,421
Total Senior loans	62,997	—	758,595	1,018,426	633,775	2,473,793

Mezzanine loans

3	—	14,355	30,777	—	—	45,132
Total Mezzanine loans	—	14,355	30,777	—	—	45,132

Total Loans held for investment	$62,997	$14,355	$789,372	$1,018,426	$633,775	$2,518,925
Current period gross write-offs(1)	$—	$—	$6,155	$2,413	$20,407	$28,975
_____________________________________
(1)Current period gross write-offs exclude all transfers to real estate, net.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan and preferred equity agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $111.5 million and $106.3 million at June 30, 2025 and December 31, 2024, respectively. Refer to Note 13, “Commitments and Contingencies” for further details. The Company recorded $0.6 million and $0.2 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at June 30, 2025 and December 31, 2024, respectively. See Note 2, “Summary of Significant Accounting Policies” for further details.
4. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Land and improvements	$78,805	$121,881
Buildings, building leaseholds, and improvements	287,767	476,712
Tenant improvements	13,781	19,354
Subtotal	$380,353	$617,947
Less: Accumulated depreciation	(81,414)	(116,089)
Less: Impairment(1)	—	(30,693)
Net lease portfolio, net	$298,939	$471,165
The following table presents the Company’s portfolio of other real estate, net as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Land and improvements	$109,136	$77,219
Buildings, building leaseholds, and improvements	338,103	269,062
Tenant improvements	27,160	30,369
Furniture, fixtures and equipment	12,520	3,108
Construction-in-progress	5,424	2,394
Subtotal	$492,343	$382,152
Less: Accumulated depreciation	(58,506)	(53,608)
Less: Impairment(1)	—	(22,288)
Other portfolio, net	$433,837	$306,256
_________________________________________
(1)    See Note 12, “Fair Value,” for discussion of impairment of real estate.
At June 30, 2025, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $217.6 million and one foreclosed property as held for sale with a carrying value of $34.3 million. At December 31, 2024, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $115.2 million and one foreclosed property as held for sale with a carrying value of $1.9 million.
Depreciation Expense
Depreciation expense on real estate was $7.4 million and $6.6 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense on real estate was $14.5 million and $13.5 million for the six months ended June 30, 2025 and 2024, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Property Operating Income
For the three and six months ended June 30, 2025 and 2024 the components of property operating income were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease revenues
Minimum lease revenue	$24,251	$22,494	$48,121	$44,686
Variable lease revenue	2,921	2,828	5,968	5,853
	$27,172	$25,322	$54,089	$50,539
Hotel operating income	8,498	—	8,498	—
Total property operating income(1)	$35,670	$25,322	$62,587	$50,539
_________________________________________
(1)Excludes net amortization expense related to above and below-market leases of a de minimis amount and $0.1 million for the three and six months ended June 30, 2025, respectively. Excludes net amortization expense related to above and below-market leases of $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively.
For the six months ended June 30, 2025 and 2024 the Company had no single property with property operating income equal to or greater than 10.0% of total revenue of the Company.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of June 30, 2025 (dollars in thousands):

Remainder of 2025	$33,710
2026	60,884
2027	55,114
2028	45,503
2029	42,550
2030 and thereafter	235,681
Total	$473,442
The rental properties owned at June 30, 2025, are leased under noncancellable operating leases with current expirations ranging from 2025 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and six months ended June 30, 2025 was $0.8 million and $1.6 million, respectively. Ground rent expense for the three and six months ended June 30, 2024 was $0.8 million and $1.6 million, respectively.
Refer to Note 13, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of June 30, 2025.
Real Estate Acquisitions
In May 2025, the Company acquired legal title to one hotel property via foreclosure, which is included in real estate, net on the Company’s consolidated balance sheets. Subsequent to June 30, 2025, the Company acquired legal title to one multifamily construction/development project through a deed-in-lieu of foreclosure. As of June 30, 2025, the multifamily construction/development project is included in loans and preferred equity held for investment, net on the Company’s consolidated balance sheets. Refer to Note 16, “Subsequent Events”, for further detail.

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
The following table summarizes the Company’s real estate acquisitions for the six months ended June 30, 2025 and the year ended December 31, 2024 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings/Units(1)	Purchase Price	Land and Improvements(2)	Building and Improvements(2)	Furniture and Fixtures(2)	Lease Intangible Assets(2)	Other Assets	Other Liabilities
Six Months Ended June 30, 2025
May 2025	Hotel - California	541	$136,098	$35,372	$89,708	$9,974	$80	$10,034	$(9,070)
February 2025	Multifamily - Arizona(3)	285	$31,965	$9,007	$21,051	$270	$1,456	$708	$(527)
Year Ended December 31, 2024
November 2024	Multifamily - Texas(4)	354	$33,540	$4,023	$25,629	$795	$2,380	$1,703	$(990)
July 2024	Multifamily - Texas(3)	436	40,019	8,895	27,443	1,109	1,935	2,836	(2,199)
			$241,622	$57,297	$163,831	$12,148	$5,851	$15,281	$(12,786)
_________________________________________
(1)    For multifamily properties, represents number of units. For hotels, represents number of rooms.
(2)    Useful life of real estate acquired is 28 to 40 years for buildings, four to 15 years for tenant improvements, four to nine years for furniture and fixtures, and one to 12 years for lease intangibles.
(3)    Represents a multifamily property held in a VIE for which the Company was deemed the primary beneficiary. The Company consolidated the assets, liabilities and the property's operations on the acquisition date in accordance with ASC 810.
(4)    Represents assets acquired by the Company through foreclosure.
Impairment and Foreclosure
The Company recorded $51.1 million in impairment of operating real estate during the six months ended June 30, 2025. During the three months ended June 30, 2025, an investment subsidiary reached a maturity default on its bond financing collateralized by the Company’s Norwegian net lease office campus. Following the maturity default, the lenders exercised remedies and took control by equity pledge of the underlying investment subsidiary, requiring deconsolidation of the assets and liabilities from the Company’s consolidated balance sheet. The deconsolidation resulted in impairment loss of $49.3 million, consisting primarily of $185.7 million of real estate, net, $8.3 million of deferred leasing costs and intangible assets, net partially offset by the $146.9 million mortgage note payable. The remaining $2.2 million of impairment represents the deconsolidation of remaining net assets. The Company has no further involvement in the Norwegian net lease office campus and the lenders are not a related party.
In January 2025, an investment subsidiary defaulted on its mortgage note payable collateralized by one Pennsylvania office property included in the Company’s other real estate, net portfolio. Subsequent to June 30, 2025, a receiver was appointed and took possession and full control of the property, requiring deconsolidation of the assets and liabilities from the Company’s consolidated balance sheet in the third quarter of 2025. During the three months ended June 30, 2025, the Company recorded $1.8 million of impairment related to the property.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Real Estate Held for Sale
The following table summarizes the Company’s assets held for sale related to real estate (dollars in thousands):

June 30, 2025
Assets
Land and improvements	$7,590
Buildings, building leaseholds, and improvements	24,019
Tenant improvements	3,160
Furniture, fixtures and equipment	832
Construction-in-progress	243
Subtotal	35,844
Less: Accumulated depreciation	(1,560)
Total assets held for sale	$34,284
During the six months ended June 30, 2025, the Company classified a multifamily property it previously acquired through a deed-in-lieu of foreclosure as held for sale.
The Company acquired one office property in Oakland, California through a deed-in-lieu of foreclosure in July 2023. As of December 31, 2024, the Company classified the office property as held for sale with real estate, net of $1.9 million and deferred leasing costs and intangible assets, net of $3.3 million. The Company recorded $6.7 million of impairment related to this office property, which was based on a reduction in the expected holding period as well as the expected proceeds from the sale. During the six months ended June 30, 2025, the office property was sold for a gross sales price of $5.5 million, resulting in a loss on sale of $0.2 million.
There were no real estate sales during the six months ended June 30, 2024.
5. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at June 30, 2025 and December 31, 2024 are as follows (dollars in thousands):

	June 30, 2025
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$66,782	$(44,131)	$22,651
Deferred leasing costs	28,166	(17,051)	11,115
Above-market lease values	11,587	(9,899)	1,688
	$106,535	$(71,081)	$35,454
Intangible Liabilities
Below-market lease values	$16,797	$(14,610)	$2,187

	December 31, 2024
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$82,530	$(49,495)	$33,035
Deferred leasing costs	32,864	(21,021)	11,843
Above-market lease values	11,587	(9,293)	2,294
	$126,981	$(79,809)	$47,172
Intangible Liabilities
Below-market lease values	$16,798	$(13,993)	$2,805

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Above-market lease values	$(297)	$(466)	$(679)	$(940)
Below-market lease values	296	323	619	684
Net decrease to property operating income	$(1)	$(143)	$(60)	$(256)

In-place lease values	$2,558	$1,682	$5,398	$4,410
Deferred leasing costs	610	685	1,236	1,379
Amortization expense	$3,168	$2,367	$6,634	$5,789
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of June 30, 2025 (dollars in thousands):

	Remainder of 2025	2026	2027	2028	2029	2030 and thereafter	Total
Above-market lease values	$(582)	$(584)	$(127)	$(88)	$(86)	$(221)	$(1,688)
Below-market lease values	903	848	81	81	81	193	2,187
Net increase (decrease) to property operating income	$321	$264	$(46)	$(7)	$(5)	$(28)	$499

In-place lease values	$2,200	$2,302	$1,755	$1,646	$1,634	$13,114	$22,651
Deferred leasing costs	1,306	1,940	1,733	1,518	1,203	3,415	11,115
Amortization expense	$3,506	$4,242	$3,488	$3,164	$2,837	$16,529	$33,766
6. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Restricted cash:
Borrower escrow deposits	$74,748	$80,132
Capital expenditure reserves	9,008	11,027
Working capital and other reserves	5,504	2,096
Real estate escrow reserves	5,268	3,167
Tenant lockboxes	2,871	2,014
Securitization trust unused proceeds(1)	—	50,087
Total	$97,399	$148,523
_________________________________________
(1)    Refer to Note 7, “Debt” for further discussion.
The following table presents a summary of other assets as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Other assets:
Right-of-use lease asset	$21,554	$23,238
Tax receivable and deferred tax assets	15,877	16,299
Prepaid expenses and other	8,931	6,379
Deferred financing costs, net - credit facilities	4,769	3,143
Investments in unconsolidated ventures at fair value	2,235	2,235
Total	$53,366	$51,294

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of accrued and other liabilities as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Accrued and other liabilities:
Accounts payable, accrued expenses and other liabilities	$25,663	$17,830
Operating lease liability	22,433	24,119
Prepaid rent and unearned revenue	12,149	7,852
Interest payable	6,231	10,046
Tenant security deposits	1,384	1,443
Unfunded CECL loan allowance	593	188
Current and deferred tax liability	—	21,147
Total	$68,453	$82,625
Investments in Unconsolidated Ventures at Fair Value
Private Funds
The Company elected the fair value option to account for its indirect interests in real estate through real estate private equity funds (“PE Investments”), which interests ranged from 1.0% to 10.0% as of June 30, 2025 and December 31, 2024. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Debt
The following table presents debt as of June 30, 2025 and December 31, 2024 (dollars in thousands):

						June 30, 2025		December 31, 2024
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
BRSP 2024-FL2(3)		Non-recourse	Aug-37	SOFR + 2.47%		$583,875	$577,666	$583,875	$576,577
BRSP 2021-FL1(3)		Non-recourse	Aug-38	SOFR + 1.71%		404,532	404,532	510,497	510,497
Subtotal securitization bonds payable, net						988,407	982,198	1,094,372	1,087,074

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Sep-33	4.77%		200,000	199,019	200,000	198,963
Net lease 2(4)		Non-recourse	(4)	(4)		—	—	132,879	133,152
Net lease 3		Non-recourse	Aug-26	4.08%		28,306	28,255	28,671	28,599
Net lease 4		Non-recourse	Oct-27	4.45%		21,051	21,051	21,368	21,368
Net lease 5(5)		Non-recourse	Nov-26	4.45%		16,444	16,338	16,663	16,521
Net lease 5(6)		Non-recourse	Mar-28	7.25%		10,893	10,456	11,007	10,570
Net lease 6		Non-recourse	Nov-26	4.45%		6,533	6,492	6,620	6,564
Net lease 8		Non-recourse	Nov-26	4.45%		3,028	3,009	3,069	3,043
Other real estate 1		Non-recourse	Dec-28(7)	4.47%		98,159	97,242	99,224	98,124
Other real estate 2		Non-recourse	Jan-25(8)	4.30%		66,856	66,856	67,699	67,685
Loan 1(9)		Non-recourse	Jul-25(9)	5.50%		34,391	34,391	34,466	34,466
Subtotal mortgage and other notes payable, net						485,661	483,109	621,666	619,055

Bank credit facility
Bank credit facility	$165,000	Recourse	Jan-27 (10)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1	600,000	Limited Recourse(11)	Apr-27	SOFR + 2.43%	(12)	346,923	346,923	422,438	422,438
Bank 2	600,000	Limited Recourse(11)	Apr-30(13)	SOFR + 2.01%	(12)	159,128	159,128	160,847	160,847
Bank 3	400,000	Limited Recourse(14)	June-30(15)	SOFR + 1.71%	(12)	235,466	235,466	177,466	177,466
Bank 4	400,000	Limited Recourse(11)	Nov-29(16)	SOFR + 1.79%	(12)	48,212	48,212	24,432	24,432
Subtotal master repurchase facilities	$2,000,000					789,729	789,729	785,183	785,183

Subtotal credit facilities						789,729	789,729	785,183	785,183

Total						$2,263,797	$2,255,036	$2,501,221	$2,491,312
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
(4)During the second quarter of 2025, the mortgage note payable balance collateralized by Net lease 2 was deconsolidated from the Company’s consolidated balance sheet. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
(5)Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.
(6)Represents a mortgage note collateralized by three properties. In April 2025, the contractual interest rate on Net lease 5 was modified to 7.25%.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(7)The current maturity date is December 2027, with a one-year extension available, subject to satisfaction of certain customary conditions set forth in the governing documents.
(8)The mortgage payable collateralized by Other real estate 2 is in maturity default as of January 2025. Subsequent to June 30, 2025, the mortgage note payable was deconsolidated from the Company’s consolidated balance sheet in the third quarter of 2025. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
(9)The current maturity date of the note payable is July 2025, with no extension options remaining, Subsequent to June 30, 2025, the Company acquired legal title to the multifamily construction/development project collateralizing the note payable through a deed-in-lieu of foreclosure. Additionally, the Company refinanced the note payable, with a two-year initial term plus one one-year extension option. The principal balance and spread of the note payable did not change. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
(10)On January 28, 2022, the Company, through its subsidiaries, including the OP, entered into an Amended and Restated Credit Agreement. Refer to “Bank Credit Facility” within this note for more details.
(11)Recourse solely with respect to 25.0% of the financed amount.
(12)Represents the weighted average spread as of June 30, 2025. The contractual interest rate depends upon asset type and characteristics and ranges from SOFR plus 1.50% to 2.75%.
(13)The current maturity date is April 2028, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(14)Recourse is either 25.0% or 50.0% depending on loan metrics.
(15)The current maturity date is June 2028, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(16)The current maturity date is November 2026, with three one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

During the six months ended June 30, 2025, the Company paid $76.9 million in cash for interest.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at June 30, 2025 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage and Other Notes Payable, Net	Credit Facilities
Remainder of 2025(1)	$102,413	$—	$102,413	$—
2026	54,564	—	54,564	—
2027	367,287	—	20,364	346,923
2028	108,320	—	108,320	—
2029	48,212	—	—	48,212
2030 and thereafter	1,583,001	988,407	200,000	394,594
Total	$2,263,797	$988,407	$485,661	$789,729
________________________________________
(1)Mortgage and other notes payable, net includes Other real estate 2, which is in maturity default as of January 2025. Subsequent to June 30, 2025, the mortgage note payable was deconsolidated from the Company’s consolidated balance sheet in the third quarter of 2025.
Bank Credit Facility
The Company uses bank credit facilities (including term loans and revolving facilities) to finance the business. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from one to five years and may accrue interest at either fixed or floating rates.
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of June 30, 2025, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of June 30, 2025, the Company was in compliance with all of its financial covenants under the Credit Agreement.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of June 30, 2025, the Company had $1.2 billion carrying value of CRE debt investments financed with $988.4 million of securitization bonds payable, net. As of December 31, 2024, the Company had $1.3 billion carrying value of CRE debt investments financed with $1.1 billion of securitization bonds payable, net.
BRSP 2021-FL1
In July 2021, the Company executed a securitization transaction through wholly-owned subsidiaries, BRSP 2021-FL1, Ltd. and BRSP 2021-FL1, LLC (collectively, “BRSP 2021-FL1”), which resulted in the sale of $670.0 million of investment grade notes.
BRSP 2021-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. During the six months ended June 30, 2025, four loans held in BRSP 2021-FL1 were fully repaid, totaling $103.1 million, and two loans were partially repaid totaling $2.9 million. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At June 30, 2025, the Company had $534.5 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of June 30, 2025, the securitization reflects an advance rate of 75.7% at a weighted average cost of funds of Term SOFR plus 1.71% (before transaction costs), and is collateralized by a pool of 20 senior loan investments.
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the six months ended June 30, 2025 and June 30, 2024. While the Company continues to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
BRSP 2024-FL2
In August 2024, the Company executed a $675.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which resulted in the sale of $583.9 million of investment grade notes (the “2024-FL2 Notes”).
BRSP 2024-FL2 included a six-month ramp-up acquisition period that allowed the Company to contribute existing or newly originated loan investments in exchange for $84.8 million in unused proceeds held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. BRSP 2024-FL2 also includes a two-year reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. As of June 30, 2025, the securitization reflects an advance rate of 86.5% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 26 senior loan investments. During the six months ended June 30, 2025, the Company contributed existing or newly originated loan investments totaling $52.4 million, in exchange for a combination of reinvestment and unused proceeds. At June 30, 2025, the unused proceeds have been fully utilized and the Company had $675.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2024-FL2.
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the six months ended June 30, 2025. While the Company continues to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
Master Repurchase Facilities
As of June 30, 2025, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.0 billion to finance the origination of first mortgage loans and senior loan participations secured by senior loan investments (each, a “Master Repurchase Facility” and collectively, the “Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
as assets are repaid or sold and re-drawn upon for new investments. As of June 30, 2025, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of June 30, 2025, the Company had $1.2 billion carrying value of CRE debt investments financed with $789.7 million under the Master Repurchase Facilities. As of December 31, 2024, the Company had $1.0 billion carrying value of CRE debt investments financed with $785.2 million under the Master Repurchase Facilities.
As of June 30, 2025 and December 31, 2024, the Company had one counterparty, Bank 1, with net exposure (collateral that exceeded amounts borrowed) totaling more than 10% of the Company’s total equity. As of June 30, 2025 and December 31, 2024, the Company’s net exposure to Bank 1 was $260.2 million and $198.8 million, respectively.
8. Related Party Arrangements
The Company had no related party transactions as of and for the six months ended June 30, 2025 and 2024.
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
On May 17, 2023, the Company granted 93,285 shares of Class A common stock to the non-employee directors of the Company which vested on May 17, 2024. On May 17, 2024, the Company granted 79,495 shares of Class A common stock to the non-employee directors of the Company which vested on May 17, 2025.
On March 17, 2025, the Company granted 1,392,965 shares of Class A common stock to certain of its employees, including executive officers. The shares vest in one-third increments on March 15, 2026, March 15, 2027 and March 15, 2028. Additionally, on March 17, 2025 the Company granted 225,544 shares of Class A common stock to its executive officers. Such share grant vested immediately.
On May 19, 2025, the Company granted 92,940 shares of Class A common stock to the non-employee directors of the Company which vest on May 19, 2026.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $2.9 million and $7.1 million within compensation and benefits in the consolidated statements of operations for the three and six months ended June 30, 2025, respectively. In connection with the share grants, the Company recognized share-based compensation expense of $3.2 million and $5.3 million within compensation and benefits in the consolidated statement of operations for the three and six months ended June 30, 2024, respectively.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the six months ended June 30, 2025 and 2024:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs

Unvested shares at December 31, 2023	2,787,807	384,378	3,172,185	$7.61	$9.69
Granted	1,243,696	534,056	1,777,752	6.71	7.82
Vested	(1,326,222)	—	(1,326,222)	7.92	—
Unvested shares at March 31, 2024	2,705,281	918,434	3,623,715	7.05	8.60
Granted	79,495	—	79,495	6.29	—
Vested	(186,012)	—	(186,012)	6.21	—
Forfeited	(51,755)	—	(51,755)	7.03	—
Unvested shares at June 30, 2024	2,547,009	918,434	3,465,443	7.08	8.60

Unvested shares at December 31, 2024	2,742,917	918,434	3,661,351	$6.92	$8.60
Granted	1,618,509	542,789	2,161,298	5.97	6.78
Vested	(1,428,999)	—	(1,428,999)	7.21	—
Unvested shares at March 31, 2025	2,932,427	1,461,223	4,393,650	6.25	7.93
Granted	92,940	—	92,940	5.27	—
Vested	(79,495)	—	(79,495)	5.27	—
Unvested shares at June 30, 2025	2,945,872	1,461,223	4,407,095	6.25	7.93
Fair value of equity awards that vested during the six months ended June 30, 2025 and June 30, 2024, determined based on their respective fair values at vesting date, was $9.0 million and $10.2 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of vesting of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At June 30, 2025, aggregate unrecognized compensation cost for all unvested equity awards was $21.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.
10. Stockholders’ Equity
Authorized Capital
As of June 30, 2025, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of June 30, 2025 and December 31, 2024.
Dividends
During the six months ended June 30, 2025 and 2024, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 17, 2025	March 31, 2025	April 15, 2025	$0.16
June 16, 2025	June 30, 2025	July 14, 2025	$0.16
March 15, 2024	March 29, 2024	April 15, 2024	$0.20
June 17, 2024	June 28, 2024	July 15, 2024	$0.20

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
During the three months ended June 30, 2025, the Company repurchased 0.8 million shares of Class A common stock at a weighted average price of $5.29 per share for an aggregate cost of $4.0 million. This includes the March 31, 2025 repurchase of 0.2 million shares of Class A common stock under the prior stock repurchase program at a weighted average price of $5.59 per share for an aggregate cost of $1.1 million. This transaction was reflected in the consolidated financial statements in April 2025 on the settlement date. This stock repurchase occurred under the previous stock repurchase plan which expired in April 2025.
As of June 30, 2025, there was $47.1 million remaining available to make repurchases under the Stock Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2024	$18,603	$(24,940)	$(6,337)
Other comprehensive gain	—	1,831	1,831
AOCI at March 31, 2025	$18,603	$(23,109)	$(4,506)
Other comprehensive income before reclassification	—	1,144	1,144
Amounts reclassified from AOCI	(18,603)	21,965	3,362
Net current period OCI	(18,603)	23,109	4,506
AOCI at June 30, 2025	$—	$—	$—

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2023	$18,603	$(21,159)	$(2,556)
Other comprehensive loss	—	(3,594)	(3,594)
AOCI at March 31, 2024	$18,603	$(24,753)	$(6,150)
Other comprehensive income	—	1,097	1,097
AOCI at June 30, 2024	$18,603	$(23,656)	$(5,053)
11. Noncontrolling Interests
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements, as well as the operations of the Company’s Arlington, Texas and Mesa, Arizona multifamily loans. Net loss attributable to noncontrolling interests in the investment entities was $2.1 million and $3.7 million for the three and six months ended June 30, 2025, respectively. Net loss attributable to noncontrolling interests in the investment entities was $0.8 million and $0.8 million for the three and six months ended June 30, 2024, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
12. Fair Value
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other assets - PE Investments	$—	$—	$2,235	$2,235	$—	$—	$2,235	$2,235
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
	Other assets - PE Investments
Beginning balance	$2,235	$2,251
Distributions/paydowns	—	(16)
Ending balance	$2,235	$2,235
As of June 30, 2025 and December 31, 2024, the Company elected to apply the fair value option for its PE Investments and the key unobservable inputs used in the analysis included discount rates with a range of 11.0% to 12.0%.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025			December 31, 2024
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net(2)(3)	$2,388,363	$2,392,415	$2,251,796	$2,515,278	$2,518,925	$2,349,346
Financial liabilities:(1)
Securitization bonds payable, net	$988,407	$982,198	$988,407	$1,094,372	$1,087,074	$1,094,372
Mortgage and other notes payable, net	485,661	483,109	460,808	621,666	619,055	587,349
Master repurchase facilities	789,729	789,729	789,729	785,183	785,183	785,183
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $111.5 million and $106.3 million as of June 30, 2025 and December 31, 2024, respectively.
(3)Carry value excludes CECL reserves of $136.6 million and $165.9 million as of June 30, 2025 and December 31, 2024, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2025. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

BRIGHTSPIRE CAPITAL, INC.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of June 30, 2025, the Company believes the unpaid principal balance approximates fair value given the floating rate nature of the bonds and significant level of subordination within the securitization. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of June 30, 2025, the Company believes the carrying value approximates fair value due to the short-term nature of the debt, and as a result, contractual rates should equate to market rates. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
CECL
During the second quarter of 2025, the Company recorded specific CECL reserves of $1.3 million related to one hotel loan that was acquired through foreclosure in the second quarter of 2025. The specific CECL reserves on the hotel loan were based on the estimated fair value of the collateral using a discounted cash flow model and Level 3 inputs, which included a capitalization rate of 8.0% and a discount rate of 10.5%. The Company also recorded specific CECL reserves of $18.2 million related to one multifamily development loan that was acquired through a deed-in-lieu of foreclosure subsequent to June 30, 2025. The specific CECL reserves on the multifamily construction/development loan were based on the estimated fair value of the collateral using recent sales comparisons and Level 3 inputs, which included assuming a sales price per unit ranging from $42,823 to $86,824. Both specific CECL reserves were charged off during the second quarter of 2025. The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserves.
During the first quarter of 2025, the Company recorded a $9.2 million specific CECL reserve related to one multifamily loan that was subsequently charged off during the quarter following repayment of the loan. The specific CECL reserve was based on the proceeds the Company received from the repayment of the loan during the first quarter of 2025.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Additionally, the Company recorded general CECL reserves on two office loans, one multifamily loan and one industrial loan that are determined to be collateral dependent as of June 30, 2025. The Company estimated expected losses based on the loans’ collateral value, which were determined either by applying a capitalization rate between 5.5% and 19.1%, discount rate between 10.0% and 20.2%, sales comparisons using a price per square foot of $97, or by the expected proceeds from the sale of the underlying collateral.
Impairment of Operating Real Estate
During the second quarter of 2025, the Company recorded $51.1 million of impairment related to two office properties. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
Prior Year Nonrecurring Fair Values
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
13. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2025, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $103.4 million for senior loans, $2.1 million for mezzanine loans and $6.0 million for preferred equity. At December 31, 2024, total unfunded lending commitments for loans held for investment were $105.2 million for senior loans and $1.1 million for mezzanine loans.
Ground Lease Obligation
The Company’s operating leases include ground leases acquired with real estate.
At June 30, 2025 and December 31, 2024, the weighted average remaining lease term was 11.9 years and 12.0 years for ground leases, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents ground lease expense, included in property operating expense, for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense:
Minimum lease expense	$804	$790	$1,598	$1,576
Variable lease expense	—	—	—	—
	$804	$790	$1,598	$1,576
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.4%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of June 30, 2025 (dollars in thousands):

Remainder of 2025	$1,593
2026	3,186
2027	2,868
2028	2,839
2029	1,896
2030 and thereafter	12,263
Total lease payments	24,645
Less: Present value discount	7,029
Operating lease liability (Note 6)	$17,616
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Office Lease
At June 30, 2025 and December 31, 2024, the weighted average remaining lease term was 3.9 years and 4.3 years for office leases, respectively. The office leases are located in New York, New York and Los Angeles, California.
For the six months ended June 30, 2025 and 2024, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Corporate Offices
Operating lease expense:
Fixed lease expense	$327	$315	$651	$629
Variable lease expense	—	—	—	—
	$327	$315	$651	$629

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Total cash paid for office leases was $0.4 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $0.7 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
The operating lease liability for the office leases was determined using a weighted average discount rate of 2.4%. As of June 30, 2025, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices
Remainder of 2025	$656
2026	1,323
2027	1,339
2028	1,155
2029	574
2030 and thereafter	—
Total lease payments	5,047
Less: Present value discount	230
Operating lease liability (Note 6)	$4,817

For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of June 30, 2025, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the relevant financial information for the reportable segments for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended June 30, 2025
Interest income	$48,581	$14	$68	$48,663
Interest expense	(31,563)	(68)	(304)	(31,935)
Property and other income	—	35,754	1,507	37,261
Property operating expense	—	(16,650)	—	(16,650)
Transaction, investment and servicing expense	(330)	(14)	(218)	(562)
Interest expense on real estate	—	(6,765)	—	(6,765)
Depreciation and amortization	—	(10,575)	(32)	(10,607)
Increase of current expected credit loss reserve	(582)	—	—	(582)
Impairment of operating real estate	—	(51,127)	—	(51,127)
Compensation and benefits	—	—	(8,194)	(8,194)
Operating expense	(2)	(1)	(2,973)	(2,976)
Other gain (loss), net	55	(3,429)	12	(3,362)
Income (loss) before income taxes	16,159	(52,861)	(10,134)	(46,836)
Income tax benefit (expense)	(106)	21,770	—	21,664
Net income (loss)	$16,053	$(31,091)	$(10,134)	$(25,172)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended June 30, 2024
Interest income	$63,239	$13	$66	$63,318
Interest expense	(37,695)	(68)	(303)	(38,066)
Property and other income	—	25,503	2,596	28,099
Property operating expense	—	(7,903)	—	(7,903)
Transaction, investment and servicing expense	(323)	(16)	(52)	(391)
Interest expense on real estate	—	(6,748)	—	(6,748)
Depreciation and amortization	—	(8,917)	(36)	(8,953)
Increase of current expected credit loss reserve	(39,901)	—	—	(39,901)
Impairment of operating real estate	—	(45,216)	—	(45,216)
Compensation and benefits	—	—	(9,578)	(9,578)
Operating expense	(5)	—	(3,003)	(3,008)
Other loss, net	—	(142)	—	(142)
Loss before income taxes	(14,685)	(43,494)	(10,310)	(68,489)
Income tax expense	(31)	(163)	—	(194)
Net loss	$(14,716)	$(43,657)	$(10,310)	$(68,683)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Six Months Ended June 30, 2025
Interest income	$96,572	$42	$135	$96,749
Interest expense	(63,407)	(135)	(604)	(64,146)
Property and other income	—	62,674	4,063	66,737
Property operating expense	—	(26,616)	—	(26,616)
Transaction, investment and servicing expense	(839)	(50)	(303)	(1,192)
Interest expense on real estate	—	(13,330)	—	(13,330)
Depreciation and amortization	—	(21,094)	(65)	(21,159)
Increase of current expected credit loss reserve	(346)	—	—	(346)
Impairment of operating real estate	—	(51,127)	—	(51,127)
Compensation and benefits	—	—	(18,623)	(18,623)
Operating expense	—	(2)	(6,189)	(6,191)
Other gain (loss), net	55	(3,670)	12	(3,603)
Income (loss) before income taxes	32,035	(53,308)	(21,574)	(42,847)
Income tax benefit (expense)	(134)	21,516	—	21,382
Net income (loss)	$31,901	$(31,792)	$(21,574)	$(21,465)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Six Months Ended June 30, 2024
Interest income	$130,716	$30	$135	$130,881
Interest expense	(77,457)	(135)	(608)	(78,200)
Property and other income	156	50,563	5,584	56,303
Property operating expense	—	(16,548)	—	(16,548)
Transaction, investment and servicing expense	(704)	(70)	(239)	(1,013)
Interest expense on real estate	—	(13,531)	—	(13,531)
Depreciation and amortization	—	(19,270)	(73)	(19,343)
Increase of current expected credit loss reserve	(114,312)	—	—	(114,312)
Impairment of operating real estate	—	(45,216)	—	(45,216)
Compensation and benefits	—	—	(18,349)	(18,349)
Operating expense	(9)	(25)	(6,173)	(6,207)
Other gain, net	—	189	—	189
Loss before income taxes	(61,610)	(44,013)	(19,723)	(125,346)
Income tax expense	(42)	(404)	—	(446)
Net loss	$(61,652)	$(44,417)	$(19,723)	$(125,792)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents total assets by segment as of June 30, 2025 and December 31, 2024 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other(1)	Total
June 30, 2025	$2,375,584	$877,402	$156,495	$3,409,481
December 31, 2024	2,533,770	888,029	301,679	3,723,478
_________________________________________
(1)Includes PE Investments totaling $2.2 million as of June 30, 2025 and December 31, 2024, and cash, unallocated receivables and deferred costs and other assets, net.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total income by geography:
United States	$81,155	$86,954	$153,989	$177,919
Norway	4,769	4,463	9,497	9,265
Total(1)	$85,924	$91,417	$163,486	$187,184

	June 30, 2025	December 31, 2024
Long-lived assets by geography:
United States	$768,230	$649,728
Norway	—	174,865
Total(2)	$768,230	$824,593
_________________________________________
(1)Includes interest income and property and other income.
(2)Long-lived assets are comprised of real estate and real estate-related intangible assets, and exclude financial instruments and assets held for sale.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
15. Earnings Per Share
The Company’s net loss and weighted average shares outstanding for the three and six months ended June 30, 2025 and 2024, consist of the following (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(25,172)	$(68,683)	$(21,465)	$(125,792)
Net income (loss) attributable to noncontrolling interests:
Investment Entities	2,054	823	3,688	827
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(23,118)	$(67,860)	$(17,777)	$(124,965)

Numerator:
Dividends allocated to participating securities (non-vested shares)	$(471)	$(509)	$(940)	$(1,050)
Net loss attributable to common stockholders	$(23,589)	$(68,369)	$(18,717)	$(126,015)

Denominator:
Weighted average shares outstanding - basic(1)	127,247	127,986	127,165	127,656
Weighted average shares outstanding - diluted(2)	127,247	127,986	127,165	127,656

Net loss per common share - basic	$(0.19)	$(0.53)	$(0.15)	$(0.99)
Net loss per common share - diluted	$(0.19)	$(0.53)	$(0.15)	$(0.99)
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,945,872 and 2,547,009 of restricted stock awards as of June 30, 2025 and June 30, 2024, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income (loss) per common share.
(2)The calculation of diluted earnings per share for the three and six months ended June 30, 2025, excludes the effect of weighted average unvested non-participating restricted shares of 2,938,780 and 2,859,189, respectively, as the effect would be antidilutive. The calculation of diluted earnings per share for the three and six months ended June 30, 2024 excludes the effect of weighted average unvested non-participating restricted shares of 2,679,084 and 2,733,024, respectively, as the effect would be antidilutive.
16. Subsequent Events
Dividends
In July 2025, the Company paid a quarterly cash dividend of $0.16 per share of its Class A common stock for the quarter ended June 30, 2025, to stockholders of record as of June 30, 2025.
Loan Originations
Subsequent to June 30, 2025, the Company originated one senior mortgage loan with a total commitment of $13.3 million.
Deed-in-Lieu of Foreclosure
On July 11, 2025, the Company acquired a multifamily construction/development project through a deed-in-lieu of foreclosure. Prior to acquisition, the senior loan investment was on nonaccrual status and classified within “Loans and preferred equity held for investment, net” on the Company’s consolidated balance sheets. As of June 30, 2025, this was the only risk ranked “5” loan held on the Company’s consolidated balance sheet.
Deconsolidation
In July 2025, a receiver was appointed and took possession and full control of a Pennsylvania office property owned by an investment subsidiary of the Company, requiring deconsolidation of the assets and liabilities from the Company’s consolidated balance sheet in the third quarter of 2025. The receiver was appointed following the maturity default of an investment subsidiary’s mortgage note payable collateralized by the property. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.

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
Significant Developments
During the three months ended June 30, 2025, and through July 29, 2025, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•Declared and paid a second quarter dividend of $0.16 per share on July 14, 2025;
•As of the date of this report, we have approximately $325.0 million of liquidity, consisting of $106.0 million cash and cash equivalents on hand and $165.0 million available on our Bank Credit Facility. This includes $54.0 million of approved but undrawn borrowings available on our master repurchase facilities; and
•Under our Stock Repurchase Program, we have repurchased 0.8 million shares of our Class A common stock for an aggregate cost of $4.0 million.
Our Portfolio
•For the three months ended June 30, 2025, we:
◦Originated two senior mortgage loans with a total commitment of $85.0 million. We also originated a cross-collateralized preferred equity investment with an existing borrower for a total commitment of $13.1 million;
◦Received loan repayment proceeds of $11.6 million from five loans;
◦Recorded $19.5 million in specific current expected credit loss (“CECL”) reserves related to two senior loans. At June 30, 2025, there were no specific CECL reserves on our consolidated balance sheet;
◦Recorded a net decrease in our general CECL reserves of $18.9 million. At June 30, 2025, our general CECL reserve for our outstanding loans and future loan funding commitments is $137.2 million, which is 5.49% of the aggregate commitment amount of our loan portfolio;
◦Reduced the number of watchlist loans (loans with a risk ranking of 4 or 5) from seven to five (refer to “Our Portfolio” for further discussion):
▪Removed four loans with an aggregate unpaid principal balance of $250.5 million (inclusive of the July resolution of one multifamily/construction development project);
▪Added one multifamily loan and one industrial loan with an aggregate unpaid principal balance of $74.6 million;

◦Extended 26 loans eligible for certain maturity events, which represent $747.8 million of unpaid principal balance at June 30, 2025;
◦Recorded our share of GAAP impairment of $49.3 million on our Norwegian net lease office campus. We also recorded our share of GAAP impairment of $1.6 million on one Pennsylvania office property. The GAAP impairment charges had no impact on our Undepreciated Book Value, both of which had been previously written down to zero through non-GAAP impairment. Undepreciated Book Value is a non-GAAP financial measure. A reconciliation of these measures to GAAP book value is in the section “Non-GAAP Supplemental Financial Measures” below.
◦Acquired a hotel through foreclosure with a fair value of $136.1 million. Prior to acquisition, the senior loan investment was on nonaccrual status; and
•Subsequent to June 30, 2025, we:
◦Originated one senior mortgage loan with a total commitment of $13.3 million;
◦Received loan repayment proceeds of $6.9 million from two loans;
◦Acquired a multifamily construction/development project through a deed-in-lieu of foreclosure with an estimated fair value of approximately $39.3 million. Prior to acquisition, the senior loan investment was on nonaccrual status; and
◦Deconsolidated the assets and liabilities of one Pennsylvania office property for which an investment subsidiary’s mortgage note payable collateralized by the property was in default. As noted above, we recorded our share of GAAP impairment of $1.6 million on this property in the second quarter of 2025.
Financial Results
•Generated GAAP net loss of $23.1 million, or $(0.19) per basic share and $(0.19) per diluted share, Distributable Earnings of $3.4 million or $0.03 per share and Adjusted Distributable Earnings of $22.9 million or $0.18 per share for the three months ended June 30, 2025. Distributable Earnings and Adjusted Distributable Earnings are non-GAAP financial measures. A reconciliation of these measures to net income/(loss) attributable to the Company’s common stockholders is in the section “Non-GAAP Supplemental Financial Measures” below.
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

Our Portfolio
As of June 30, 2025, our portfolio consisted of 98 investments representing approximately $3.2 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 81 senior mortgage loans, mezzanine loans and preferred equity investments with a weighted average cash coupon of 3.4% and a weighted average all-in unlevered yield of 7.8%. Our net leased and other real estate consisted of approximately 5.5 million total square feet of space and total second quarter 2025 NOI of that portfolio was approximately $18.7 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of June 30, 2025, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	73	$2,338,073	$2,338,073	$561,935	$561,935
Mezzanine loans	2	47,379	47,379	47,379	47,379
Preferred equity	6	6,963	6,963	6,963	6,963
Subtotal	81	2,392,415	2,392,415	616,277	616,277
Net leased real estate	7	323,016	323,016	36,753	36,753
Other real estate	9	477,311	465,499	292,497	276,361
Private equity interests	1	2,235	2,235	2,235	2,235
Total/Weighted average Our Portfolio	98	$3,194,977	$3,183,165	$947,762	$931,626
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of June 30, 2025.
(3)Net carrying value represents carrying value less any associated financing as of June 30, 2025.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of June 30, 2025.
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
At June 30, 2025, our weighted average risk ranking improved to 3.1 compared to 3.2 at March 31, 2025. During the second quarter of 2025, we had the following risk ranking activity for risk ranked 4 and 5 assets:
•Upgrades: the following loans were upgraded to a risk ranking of 3 from a risk ranking of 4;
◦Multifamily: Las Vegas, NV; $54.9 million unpaid principal balance
◦Multifamily: Austin, TX; $23.4 million unpaid principal balance
•Downgrades: the following loans were downgraded to a risk ranking of 4 from a risk ranking of 3;
◦Multifamily: Austin, TX; $50.3 million unpaid principal balance
◦Industrial: Ontario, CA; $24.3 million unpaid principal balance
•One hotel loan with a risk ranking of 5 was resolved when the property was acquired through a foreclosure and reclassified to real estate (San Jose, CA; $132.9 million unpaid principal balance)
•One senior loan with a risk ranking of 5 in which the underlying collateral is related to a construction/development project was reclassified to real estate on July 11, 2025 (Santa Clara, CA; $39.3 million unpaid principal balance).
Senior and Mezzanine Loans
The following tables provide a summary of our senior and mezzanine loans based on our internal risk rankings, collateral property type and geographic distribution as of June 30, 2025 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
3	75	$2,097,259	$47,379	$6,963	$2,151,601	90.0%
4	5	201,564	—	—	201,564	8.4%
5(2)	1	39,250	—	—	39,250	1.6%
	81	$2,338,073	$47,379	$6,963	$2,392,415	100.0%

Weighted average risk ranking						3.1
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of June 30, 2025.
(2)Includes one senior loan in which the underlying collateral is related to a construction/development project. The property was acquired through a deed-in-lieu of foreclosure in July 2025. Following the deed-in-lieu of foreclosure, the Company held no risk ranked “5” loans.

		Carrying value (at BRSP share)(1)
Collateral property type	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
Multifamily(2)	52	$1,338,623	$32,687	$6,963	$1,378,273	57.6%
Office	21	700,557	14,692	—	715,249	29.9%
Other (Mixed-use)(3)	5	190,826	—	—	190,826	8.0%
Hotel	1	72,183	—	—	72,183	3.0%
Industrial	2	35,884	—	—	35,884	1.5%
Total	81	$2,338,073	$47,379	$6,963	$2,392,415	100.0%
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of June 30, 2025.
(2)Multifamily includes one senior loan in which the underlying collateral is related to a construction/development project.
(3)Other includes commercial and residential development assets.

		Carrying value (at BRSP share)(1)
Region	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
US West	32	$992,555	$32,687	$—	$1,025,242	42.9%
US Southwest	34	838,030	—	6,963	844,993	35.3%
US Northeast	8	313,330	14,692	—	328,022	13.7%
US Southeast	7	194,158	—	—	194,158	8.1%
Total	81	$2,338,073	$47,379	$6,963	$2,392,415	100.0%
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of June 30, 2025.

The following table provides asset level detail for our senior and mezzanine loans as of June 30, 2025 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Multifamily
Loan 1	Senior	4/8/2025	Oxnard, CA	$69,424	$70,000	Floating	2.3%	7.6%	4/9/2029	68%	3
Loan 2	Senior	5/17/2022	Las Vegas, NV	55,780	54,866	Floating	2.0%	6.3%	6/9/2027	74%	3
Loan 3	Senior	3/8/2022	Austin, TX	50,424	50,324	Floating	3.3%	7.6%	3/9/2027	75%	4
Loan 4	Senior	7/19/2021	Dallas, TX	50,333	50,200	Floating	3.4%	7.7%	8/9/2026	74%	3
Loan 5	Senior	5/26/2021	Las Vegas, NV	48,037	47,618	Floating	2.5%	8.5%	6/9/2026	70%	3
Loan 6	Senior	7/15/2021	Jersey City, NJ	41,886	41,779	Floating	3.1%	7.4%	8/9/2026	66%	3
Loan 7	Senior	3/31/2022	Louisville, KY	41,179	41,095	Floating	2.8%	7.1%	4/9/2027	70%	3
Loan 8	Senior	7/15/2021	Dallas, TX	40,338	40,338	Floating	3.2%	7.5%	8/9/2026	77%	3
Loan 9	Senior	3/31/2022	Long Beach, CA	39,976	39,976	Floating	3.4%	7.7%	4/9/2027	80%	3
Loan 10(6)(7)	Senior	6/18/2019	Santa Clara, CA	39,250	39,250	n/a(7)	n/a(7)	n/a(7)	7/9/2025	69%	5
Subtotal top 10 multifamily				$476,627	$475,446	20% of total loans

Loan 11	Senior	7/12/2022	Irving, TX	$38,379	$38,379	Floating	3.6%	7.9%	8/9/2027	75%	3
Loan 12	Senior	12/21/2020	Austin, TX	37,000	37,000	Floating	3.2%	7.5%	1/9/2026	54%	3
Loan 13	Senior	1/18/2022	Dallas, TX	36,657	36,564	Floating	3.5%	7.8%	2/9/2027	75%	3
Loan 14	Senior	1/12/2022	Los Angeles, CA	36,361	36,361	Floating	3.4%	7.7%	2/9/2027	76%	3
Loan 15	Senior	7/29/2021	Phoenix, AZ	33,325	33,325	Floating	3.4%	7.7%	8/9/2026	73%	3
Loan 16	Senior	2/20/2025	Las Vegas, NV	32,719	33,000	Floating	3.4%	8.3%	3/9/2030	59%	3
Loan 17	Mezzanine	2/8/2022	Las Vegas, NV	32,687	32,687	Fixed	7.0%	12.0%	2/8/2027	57%-82%	3
Loan 18	Senior	4/29/2021	Las Vegas, NV	30,898	30,896	Floating	3.2%	7.5%	5/9/2026	76%	3
Loan 19	Senior	2/17/2022	Long Beach, CA	30,383	30,383	Floating	3.4%	7.7%	3/9/2027	71%	3
Loan 20	Senior	4/15/2022	Mesa, AZ	30,160	30,160	Floating	3.4%	7.7%	5/9/2027	75%	3
Subtotal top 20 multifamily				$815,196	$814,201	34% of total loans

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Loan 21	Senior	2/13/2025	Las Vegas, NV	$29,315	$29,570	Floating	2.7%	7.5%	3/9/2030	70%	3
Loan 22	Senior	8/31/2021	Glendale, AZ	28,872	28,802	Floating	3.3%	7.6%	3/9/2027	85%	3
Loan 23	Senior	5/27/2021	Houston, TX	27,600	27,600	Floating	3.1%	7.4%	6/9/2026	66%	3
Loan 24	Senior	12/16/2021	Fort Mill, SC	27,366	27,366	Floating	3.3%	7.6%	1/9/2027	71%	3
Loan 25	Senior	12/21/2021	Phoenix, AZ	25,596	25,596	Floating	3.6%	7.9%	1/9/2027	75%	3
Loan 26	Senior	7/12/2022	Irving, TX	25,433	25,433	Floating	3.6%	7.9%	8/9/2027	72%	3
Loan 27	Senior	3/8/2022	Glendale, AZ	25,046	25,046	Floating	3.5%	7.8%	3/9/2027	73%	3
Loan 28	Senior	3/31/2022	Phoenix, AZ	23,867	23,847	Floating	3.7%	8.0%	4/9/2027	74%	3
Loan 29	Senior	11/4/2021	Austin, TX	23,463	23,429	Floating	3.4%	7.7%	11/9/2026	78%	3
Loan 30	Senior	2/25/2025	Denver, CO	23,087	23,087	Floating	3.3%	8.1%	3/9/2028	68%	3
Loan 31	Senior	1/10/2025	Lebanon, TN	22,364	22,500	Floating	3.4%	8.7%	2/9/2030	71%	3
Loan 32	Senior	6/22/2021	Phoenix, AZ	22,292	22,292	Floating	3.3%	7.6%	7/9/2026	71%	3
Loan 33	Senior	12/10/2024	Seattle, WA	21,453	21,637	Floating	2.8%	7.6%	1/9/2030	65%	3
Loan 34	Senior	7/1/2021	Aurora, CO	21,336	21,305	Floating	3.2%	7.6%	7/9/2026	73%	3
Loan 35	Senior	1/12/2022	Austin, TX	20,276	20,276	Floating	3.4%	7.7%	2/9/2027	76%	3
Loan 36	Senior	8/6/2021	La Mesa, CA	19,787	19,787	Floating	2.8%	7.1%	8/9/2028	72%	3
Loan 37	Senior	10/18/2024	Garland, TX	19,695	19,920	Floating	3.7%	8.3%	11/9/2029	70%	3
Loan 38	Senior	12/21/2021	Gresham, OR	19,469	19,469	Floating	2.8%	7.1%	7/9/2028	76%	3
Loan 39	Senior	9/1/2021	Bellevue, WA	19,308	19,308	Floating	3.0%	7.3%	9/9/2025	71%	3
Loan 40	Senior	5/5/2022	Charlotte, NC	18,500	18,500	Floating	3.5%	7.8%	5/9/2027	70%	3
Loan 41	Senior	4/29/2022	Tacoma, WA	18,441	18,441	Floating	3.0%	7.3%	5/9/2027	64%	3
Loan 42	Senior	7/14/2021	Salt Lake City, UT	18,362	18,315	Floating	2.8%	7.1%	8/9/2028	67%	3
Loan 43	Senior	6/25/2021	Phoenix, AZ	17,650	17,650	Floating	3.2%	7.6%	7/9/2026	75%	3
Loan 44	Senior	5/5/2025	Dallas, TX	13,607	13,750	Floating	2.9%	7.7%	5/9/2030	65%	3
Loan 45	Senior	11/22/2024	Garland, TX	12,266	12,399	Floating	3.5%	8.1%	12/9/2029	63%	3
Loan 46	Senior	3/8/2022	Glendale, AZ	11,664	11,664	Floating	3.5%	7.8%	3/9/2027	73%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Loan 47	Preferred	5/9/2025	Mesa, AZ	1,747	1,772	Fixed	n/a(8)	15.0%	5/9/2027	n/a	3
Loan 48	Preferred	5/9/2025	Phoenix, AZ	1,592	1,612	Fixed	n/a(8)	15.0%	4/9/2027	n/a	3
Loan 49	Preferred	5/9/2025	Glendale, AZ	1,405	1,427	Fixed	n/a(8)	15.0%	3/9/2027	n/a	3
Loan 50	Preferred	5/9/2025	Phoenix, AZ	870	888	Fixed	n/a(8)	15.0%	8/9/2026	n/a	3
Loan 51	Preferred	5/9/2025	Phoenix, AZ	816	831	Fixed	n/a(8)	15.0%	8/9/2026	n/a	3
Loan 52	Preferred	5/9/2025	Phoenix, AZ	532	551	Fixed	n/a(8)	15.0%	1/9/2027	n/a	3
Total/Weighted average multifamily loans				$1,378,273	$1,378,271	58% of total loans	3.1%	7.6%	2.0 years		3.1

Office
Loan 53	Senior	1/19/2021	Phoenix, AZ	$75,748	$75,624	Floating	3.7%	8.5%	2/9/2026	72%	3
Loan 54	Senior	8/28/2018	San Jose, CA	74,071	74,071	Floating	2.6%	6.9%	8/28/2025	81%	3
Loan 55	Senior	2/13/2019	Baltimore, MD	58,606	58,606	Floating	3.6%	7.9%	2/9/2027	74%	3
Loan 56	Senior	11/23/2021	Tualatin, OR	45,078	42,875	Floating	1.5%	10.8%	12/9/2026	66%	4
Loan 57	Senior	9/28/2021	Reston, VA	41,513	40,542	Floating	2.1%	6.4%	10/9/2026	71%	4
Loan 58	Senior	11/17/2021	Dallas, TX	40,259	40,259	Floating	4.0%	8.3%	12/9/2025	61%	4
Loan 59	Senior	4/27/2022	Plano, TX	38,516	38,438	Floating	4.1%	8.4%	5/9/2027	68%	3
Loan 60	Senior	5/23/2022	Plano, TX	37,907	37,826	Floating	4.3%	8.6%	6/9/2027	60%	3
Loan 61	Senior	4/7/2022	San Jose, CA	32,406	32,406	Floating	4.2%	8.5%	4/9/2027	67%	3
Loan 62	Senior	4/30/2021	San Diego, CA	32,252	32,252	Floating	3.6%	7.9%	5/9/2026	57%	3
Subtotal top 10 office loans				$476,356	$472,899	20% of total loans

Loan 63	Senior	10/21/2021	Blue Bell, PA	29,330	29,330	Floating	3.8%	8.1%	4/9/2026	78%	3
Loan 64	Senior	3/31/2022	Blue Bell, PA	29,186	29,186	Floating	4.2%	8.5%	4/9/2026	80%	3
Loan 65	Senior	2/26/2019	Charlotte, NC	27,698	27,698	Floating	3.3%	7.6%	7/9/2025	72%	3
Loan 66	Senior	12/7/2018	Carlsbad, CA	26,819	26,440	Floating	3.9%	8.2%	12/9/2025	73%	3
Loan 67	Senior	7/30/2021	Denver, CO	23,300	23,300	Floating	4.4%	8.7%	8/9/2026	71%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Loan 68	Senior	8/27/2019	San Francisco, CA	22,716	22,716	Floating	2.9%	7.3%	9/9/2025	84%	3
Loan 69	Senior	10/13/2021	Burbank, CA	18,216	18,216	Floating	4.0%	8.3%	11/9/2026	51%	3
Loan 70	Senior	10/29/2020	Denver, CO	18,103	18,103	Floating	3.7%	8.0%	11/9/2025	64%	3
Loan 71	Senior	11/16/2021	Charlotte, NC	15,538	15,538	Floating	4.5%	8.8%	12/9/2026	67%	3
Loan 72(9)	Mezzanine	2/13/2023	Baltimore, MD	14,692	14,692	Fixed	n/a(9)	n/a(9)	2/9/2027	74%-75%	3
Subtotal top 20 office loans				$701,954	$698,118	29% of total loans

Loan 73	Senior	11/10/2021	Richardson, TX	$13,295	$13,264	Floating	4.1%	8.4%	12/9/2026	68%	3
Total/Weighted average office loans				$715,249	$711,382	30% of total loans	3.4%	8.0%	1.0 years		3.2

Other (Mixed-use)
Loan 74	Senior	10/24/2019	Brooklyn, NY	$79,308	$79,308	Floating	4.2%	8.5%	11/9/2025	79%	3
Loan 75	Senior	1/13/2022	New York, NY	46,090	46,090	Floating	3.5%	7.8%	2/9/2027	76%	3
Loan 76	Senior	5/3/2022	Brooklyn, NY	28,923	28,923	Floating	4.4%	8.7%	5/9/2027	68%	3
Loan 77	Senior	4/3/2024	South Pasadena, CA	20,617	20,617	Fixed	15.0%	15.0%	2/9/2027	28%	3
Loan 78	Senior	8/31/2021	Los Angeles, CA	15,888	15,888	Floating	4.6%	8.9%	9/9/2026	58%	3
Total/Weighted average other (mixed-use) loans				$190,826	$190,826		5.2%	9.1%	1.1 years		3.0

Hotel
Loan 79	Senior	6/25/2018	Englewood, CO	$72,183	$72,000	Floating	3.5%	7.8%	9/9/2025	68%	3
Total/Weighted average hotel loans				$72,183	$72,000		3.5%	7.8%	0.2 years		3.0

Industrial
Loan 80	Senior	7/13/2022	Ontario, CA	$24,290	$24,290	Floating	3.3%	8.0%	8/9/2027	66%	4
Loan 81	Senior	3/21/2022	Commerce, CA	11,594	11,594	Floating	3.3%	7.6%	4/9/2027	60%	3
Total/Weighted average industrial loans				$35,884	$35,884		3.3%	7.8%	2.0 years		3.7
Total/Weighted average senior and mezzanine loans - Our Portfolio				$2,392,415	$2,388,363		3.4%	7.8%	1.5 years		3.1
_________________________________________

(1)Represents carrying values at our share as of June 30, 2025 and excludes general CECL reserves.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include Secured Overnight Financing Rate (“SOFR”), which was 4.32% as of June 30, 2025.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment-in-kind interest income and the accrual of origination and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of June 30, 2025 for weighted average calculations.
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
(5)On a quarterly basis, our senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of June 30, 2025.
(6)The underlying collateral for Loan 10 relates to a construction/development project. Construction senior loans’ loan-to-value reflect the total commitment amount of the loan divided by as-completed appraised value, or the total commitment amount of the loan divided by the projected total cost basis. Construction mezzanine loans include attachment loan-to-value and detachment loan-to-value. Attachment loan-to-value reflects the total commitment amount of loans senior to our position divided by as-completed appraised value, or the total commitment amount of loans senior to our position divided by projected total cost basis. Detachment loan-to-value reflect the cumulative commitment amount of our loan and the loans senior to our position divided by as-completed appraised value, or the cumulative commitment amount of our loan and loans senior to our position divided by projected total cost basis.
(7)Loan 10 was placed on nonaccrual status in February 2025; as such, no income is being recognized. In July 2025, the multifamily construction/development project collateralizing Loan 10 was acquired through a deed-in-lieu of foreclosure.
(8)Loans 47-52 have payment-in-kind provisions and accrue interest at 14%.
(9)Loan 72 was placed on nonaccrual status in April 2024; as such, no income is being recognized.
At June 30, 2025, our general CECL reserve for our outstanding loans and future loan funding commitments is $137.2 million, which is 5.49% of the aggregate commitment amount of our loan portfolio. This represents a decrease of $18.9 million from $156.1 million or 6.08% of the aggregate commitment amount of our loan portfolio at March 31, 2025. The decrease in our general CECL reserves was driven by the charge-off of reserves related to two loans that were acquired through foreclosure or deed-in-lieu of foreclosure. As a result, we have no specific CECL reserves at June 30, 2025.
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
As of June 30, 2025, $788.5 million or 24.8% of our assets were invested in net leased and other real estate properties and these properties were 82.2% occupied. The following table presents our net leased and other real estate investments as of June 30, 2025 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the three months ended June 30, 2025(3)(4)
Net leased real estate	7	$323,016	$12,460
Other real estate	9	465,499	6,282
Total/Weighted average net leased and other real estate	16	$788,515	$18,742
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of June 30, 2025; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.
(4)Net leased real estate includes $4.6 million of NOI related to one property that was deconsolidated from our consolidated balance sheet during the second quarter of 2025.

The following table provides asset-level detail of our net leased and other real estate as of June 30, 2025:

	Collateral type	City, State	Number of properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)	Principal amount of debt(4)	Final debt maturity date
Net leased real estate
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	13.1	$200,000	Sep-33
Net lease 2	Office	Aurora, CO	1	183,529 RSF	100%	2.4	28,306	Aug-26
Net lease 3	Office	Indianapolis, IN	1	338,000 RSF	100%	5.5	21,051	Oct-27
Net lease 4(5)(6)	Retail	Various - U.S.	7	319,600 RSF	100%	2.6	27,337	Nov-26 & Mar-28
Net lease 5(5)	Retail	Keene, NH	1	45,471 RSF	100%	3.6	6,533	Nov-26
Net lease 6	Retail	South Portland, ME	1	52,900 RSF	100%	6.6	—	—
Net lease 7(5)	Retail	Fort Wayne, IN	1	50,000 RSF	100%	5.2	3,028	Nov-26
Total/Weighted average net leased real estate			14	3,776,843 RSF	100%	10.4	$286,255

Other real estate
Other real estate 1(7)	Hotel	San Jose, CA	1	541 Units	77%	n/a	$—	—
Other real estate 2(5)(8)	Office	Creve Coeur, MO	7	847,604 RSF	77%	3.8	93,251	Dec-28
Other real estate 3(5)	Office	Warrendale, PA	5	496,440 RSF	81%	4.7	59,501	Jan-25(9)
Other real estate 4	Multifamily	Arlington, TX	1	436 Units	58%	n/a	—	—
Other real estate 5(7)	Multifamily	Phoenix, AZ	1	236 Units	91%	n/a	—	—
Other real estate 6(7)	Multifamily	Fort Worth, TX	1	354 Units	70%	n/a	—	—
Other real estate 7	Multifamily	Mesa, AZ	1	285 Units	83%	n/a	—	—
Other real estate 8(5)(7)	Office	Long Island City, NY	1	220,872 RSF	31%	3.6	—	—
Other real estate 9(5)(7)	Office	Long Island City, NY	1	128,195 RSF	2%	4.7	—	—
Total/Weighted average other real estate			19	n/a	70%	4.2	$152,752

Total net leased and other real estate			33
_________________________________________
(1)Rentable square feet based on carrying value at our share as of June 30, 2025.
(2)Represents the percent leased as of June 30, 2025. Weighted average calculation based on carrying value at our share as of June 30, 2025.
(3)Based on in-place leases (defined as occupied and paying leases) as of June 30, 2025, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of June 30, 2025.
(4)Represents principal amount of debt at our share as of June 30, 2025.
(5)Represents a property where we recorded impairment during the six months ended June 30, 2025 or year ended December 31, 2024. For Net lease 5, three individual properties were impaired.
(6)Net lease 4 consists of two separate mortgage notes.
(7)Property was acquired through foreclosure or deed-in-lieu of foreclosure.
(8)The current maturity date is December 2027, with a one-year extension available, subject to satisfaction of certain customary conditions set forth in the governing documents.
(9)The mortgage payable collateralized by Other real estate 3 is in maturity default as of January 2025. In July 2025, a receiver was appointed for the property, which required deconsolidation of the assets and liabilities from our consolidated balance sheet.

Stavanger, Norway Office Net Lease
In July 2018, we acquired a class A office campus in Stavanger, Norway (the “Norway Net Lease”) for $320 million (NOK 2.6 billion). This property is 100% occupied by a creditworthy single tenant.
Bond financing on the Norway Net Lease consisted of a mortgage payable of $146.9 million (NOK 1.5 billion) with a fixed rate of 3.9%, which matured in June 2025, at which time there were five years remaining on the initial lease term.
In the quarter ended June 30, 2024, a full cash sweep was triggered under the bond financing and we recognized a GAAP impairment charge of $32.8 million which decreased both our Undepreciated Book Value (defined in the “Undepreciated Book Value Per Share” section of “Non-GAAP Supplemental Financial Measures” below) and GAAP book value. Concurrently, we recognized a non-GAAP impairment charge of $67.7 million, which further decreased our Undepreciated Book Value and resulted in an Undepreciated Book Value of zero. Subsequent to the second quarter of 2024, we recognized additional non-GAAP impairments of $11.9 million to maintain an Undepreciated Book Value of zero.
In June 2025, we reached a maturity default on the bond financing collateralized by the Norway Net Lease, and the lenders exercised remedies and took control by equity pledge of the underlying investment subsidiary. As a result, we deconsolidated the assets and liabilities from our consolidated balance sheet and recorded a $49.3 million GAAP impairment of operating real estate and reduction in our GAAP book value. However, the $49.3 million GAAP impairment charge had no impact on our Undepreciated Book Value, which as noted above, had been written down to zero in the second quarter of 2024.
As such, there is no impact to our Undepreciated Book Value.

Results of Operations
The following table summarizes our portfolio results of operations for the three months ended June 30, 2025 and March 31, 2025 (dollars in thousands):

	Three Months Ended June 30,	Three Months Ended March 31,	Q2’25 vs Q1‘25	Increase (Decrease)
	2025	2025	Amount	%
Net interest income
Interest income	$48,663	$48,086	$577	1.2%
Interest expense	(31,935)	(32,211)	276	(0.9)%
Net interest income	16,728	15,875	853	5.4%

Property and other income
Property operating income	35,668	26,858	8,810	32.8%
Other income	1,593	2,618	(1,025)	(39.2)%
Total property and other income	37,261	29,476	7,785	26.4%

Expenses
Property operating expense	16,650	9,966	6,684	67.1%
Transaction, investment and servicing expense	562	629	(67)	(10.7)%
Interest expense on real estate	6,765	6,565	200	3.0%
Depreciation and amortization	10,607	10,552	55	0.5%
Increase (decrease) of current expected credit loss reserve	582	(235)	817	(347.7)%
Impairment of operating real estate	51,127	—	51,127	100.0%
Compensation and benefits	8,194	10,429	(2,235)	(21.4)%
Operating expense	2,976	3,214	(238)	(7.4)%
Total expenses	97,463	41,120	56,343	137.0%

Other income
Other loss, net	(3,362)	(241)	(3,121)	1295.0%
Income (loss) before income taxes	(46,836)	3,990	(50,826)	(1273.8)%
Income tax benefit (expense)	21,664	(282)	21,946	(7782.3)%
Net income (loss)	$(25,172)	$3,708	$(28,880)	(778.9)%

Comparison of Three Months Ended June 30, 2025 and March 31, 2025
Net Interest Income
Interest income
Interest income increased by $0.6 million to $48.7 million for the three months ended June 30, 2025, as compared to the three months ended March 31, 2025. The increase was primarily due to $2.5 million from loan originations. This was partially offset by $1.1 million due to loan repayments and $0.5 million related to one senior loan placed on nonaccrual status.
Interest expense
Interest expense decreased by $0.3 million to $31.9 million for the three months ended June 30, 2025, as compared to the three months ended March 31, 2025. The decrease was primarily due to $1.7 million from repayments on our master repurchase facilities, which was offset by $1.3 million due to the financing of newly originated loans.
Property and other income
Property operating income
Property operating income increased by $8.8 million to $35.7 million for the three months ended June 30, 2025, as compared to the three months ended March 31, 2025. The increase was primarily driven by $8.7 million from the acquisition of a hotel property through foreclosure during the three months ended June 30, 2025.

Other income
Other income decreased by $1.0 million to $1.6 million during the three months ended June 30, 2025, as compared to the three months ended March 31, 2025. The decrease was primarily driven by lower income on money market investments.
Expenses
Property operating expense
Property operating expense increased by $6.7 million to $16.7 million for the three months ended June 30, 2025, as compared to the three months ended March 31, 2025. The increase was primarily driven by $6.6 million from the acquisition of a hotel property through foreclosure during the three months ended June 30, 2025.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.1 million to $0.6 million for the three months ended June 30, 2025, as compared to the three months ended March 31, 2025. The decrease was primarily due to lower legal fees incurred during three months ended June 30, 2025.
Interest expense on real estate
Interest expense on real estate increased by $0.2 million to $6.8 million for the three months ended June 30, 2025, as compared to the three months ended March 31, 2025. The increase was primarily due to the modification of a mortgage note payable collateralized by three retail properties.
Depreciation and amortization
Depreciation and amortization expense increased by $0.1 million to $10.6 million for the three months ended June 30, 2025, as compared to the three months ended March 31, 2025. The increase was primarily driven by the acquisition of one hotel and one multifamily property during 2025, offset by fully depreciated assets at two properties.
Increase (decrease) of current expected credit loss reserve
During the three months ended June 30, 2025, we recorded a net increase in CECL reserves of $0.6 million. The increase in our CECL reserves was primarily driven by specific reserves of $19.5 million from one multifamily loan and one hotel loan, both of which were subsequently charged off. This was offset by a net decrease in general reserves of $18.8 million.
During the three months ended March 31, 2025, we recorded a net decrease in CECL reserves of $0.2 million. The decrease in our CECL reserves was primarily driven by a net decrease in general reserves of $9.0 million offset by a net increase in specific CECL reserves of $8.8 million. The increase in specific CECL reserves was attributable to $9.2 million from one multifamily loan following its resolution during the quarter offset by a $0.4 million reversal of specific CECL from the receipt of additional proceeds received from a previously resolved loan.
Impairment of operating real estate
We recorded $51.1 million of impairment during the three months ended June 30, 2025 related to our Norwegian net lease office campus and our Pennsylvania office property. We deconsolidated the assets and liabilities of the Norwegian net lease office campus during the three months ended June 30, 2025 and will deconsolidate the assets and liabilities of our Pennsylvania office during the third quarter of 2025. During the three months ended March 31, 2025, we recorded no impairment.
Compensation and benefits
Compensation and benefits decreased by $2.2 million to $8.2 million for the three months ended June 30, 2025, as compared to the three months ended March 31, 2025. The decrease was primarily driven by $1.3 million in stock compensation expense following a one-time vesting event in March 2025 and lower benefit costs due to the annual reset of 401(k) and Social Security contributions in the first quarter of 2025.
Operating expense
Operating expense decreased by $0.2 million to $3.0 million for the three months ended June 30, 2025, as compared to the three months ended March 31, 2025 primarily due to lower third-party costs incurred during the second quarter of 2025.

Other income
Other loss, net
Other loss, net increased by $3.1 million to $3.4 million for the three months ended June 30, 2025, as compared to the three months ended March 31, 2025. The increase is related to reclassification of $22.0 million of foreign currency translation loss offset by $18.6 million of designated hedge gains from accumulated other comprehensive income following the resolution of our Norwegian net lease office campus in the second quarter of 2025.
Income tax benefit (expense)
Income tax benefit increased by $21.9 million to $21.7 million for the three months ended June 30, 2025, as compared to the three months ended March 31, 2025. This increase is related to a deferred tax liability write-off when an investment subsidiary reached a maturity default on its bond financing collateralized by our Norwegian net lease office campus. Following the maturity default, the lenders exercised remedies and took control by equity pledge of the underlying investment subsidiary.

The following table summarizes our portfolio results of operations for the six months ended June 30, 2025 and June 30, 2024 (dollars in thousands):

	Six Months Ended June 30,	Six Months Ended June 30,	YTD 2025 vs YTD 2024	Increase (Decrease)
	2025	2024	Amount	%
Net interest income
Interest income	$96,749	$130,881	$(34,132)	(26.1)%
Interest expense	(64,146)	(78,200)	14,054	(18.0)%
Net interest income	32,603	52,681	(20,078)	(38.1)%

Property and other income
Property operating income	62,526	50,283	12,243	24.3%
Other income	4,211	6,020	(1,809)	(30.0)%
Total property and other income	66,737	56,303	10,434	18.5%

Expenses
Property operating expense	26,616	16,548	10,068	60.8%
Transaction, investment and servicing expense	1,192	1,013	179	17.7%
Interest expense on real estate	13,330	13,531	(201)	(1.5)%
Depreciation and amortization	21,159	19,343	1,816	9.4%
Increase of CECL reserve	346	114,312	(113,966)	(99.7)%
Impairment of operating real estate	51,127	45,216	5,911	13.1%
Compensation and benefits	18,623	18,349	274	1.5%
Operating expense	6,191	6,207	(16)	(0.3)%
Total expenses	138,584	234,519	(95,935)	(40.9)%

Other income
Other gain (loss), net	(3,603)	189	(3,792)	(2006.3)%
Loss before income taxes	(42,847)	(125,346)	82,499	(65.8)%
Income tax benefit (expense)	21,382	(446)	21,828	(4894.2)%
Net loss	$(21,465)	$(125,792)	$104,327	(82.9)%
Comparison of Six Months Ended June 30, 2025 and Six Months Ended June 30, 2024
Net Interest Income
Interest income
Interest income decreased by $34.1 million to $96.7 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily due to $18.5 million related to loan repayments, $9.1 million due to loans placed on nonaccrual status, $9.1 million due to a decrease in interest rates and $5.7 million related to loans that were consolidated as real estate. This was partially offset by $8.0 million due to loan originations.
Interest expense
Interest expense decreased by $14.1 million to $64.1 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily due to $8.8 million from proceeds from loan repayments that were used to amortize the securitization bonds in accordance with the securitization priority of repayments on BRSP 2021-FL1, $5.4 million due to paydowns on financings and $3.8 million from the net impact of the BRSP 2024-FL2 issuance and the unwinding of the CLNC 2019-FL1 securitization trust following the redemption of all outstanding securities thereunder. This was partially offset by $8.3 million relating to draws on our master repurchase facilities.
Property and other income
Property operating income
Property operating income increased by $12.2 million to $62.5 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily driven by $14.1 million from 2024 and 2025 property acquisitions.
Other income
Other income decreased by $1.8 million to $4.2 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily driven by lower income on money market investments.
Expenses
Property operating expense
Property operating expense increased by $10.1 million to $26.6 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily driven by $12.0 million from 2024 and 2025 property acquisitions partially offset by $1.9 million from two office properties sold during the period.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $0.2 million to $1.2 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily due to higher deal-level expenses incurred during the six months ended June 30, 2025
Interest expense on real estate
Interest expense on real estate decreased by $0.2 million to $13.3 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This decrease was primarily due to amortization of our previous bond financing on the Norway net lease office campus.
Depreciation and amortization
Depreciation and amortization expense increased by $1.8 million to $21.2 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily due to $5.4 million from property acquisitions in 2024 and 2025 partially offset by $1.8 million from fully amortized intangibles in 2024 and $0.6 million from an office property sold during the six months ended June 30, 2025.
Increase (decrease) of current expected credit loss reserve
During the six months ended June 30, 2025, we recorded a net increase in CECL reserves of $0.3 million. The increase in our CECL reserves was primarily driven by a net increase in specific CECL reserves of $28.7 million offset by a net decrease in general reserves of $28.4 million. The increase in specific CECL reserves was attributable to two multifamily loans and one hotel loan, all of which were charged off during the six months ended June 30, 2025.
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

Impairment of operating real estate
We recorded $51.1 million of impairment during the six months ended June 30, 2025 related to our Norwegian net lease office campus and our Pennsylvania office property. We deconsolidated the assets and liabilities of the Norwegian net lease office campus during the six months ended June 30, 2025 and will deconsolidate the assets and liabilities of our Pennsylvania office during the third quarter of 2025.
We recorded $45.2 million of impairment on three office properties following a reduction in the current expected holding period during the six months ended June 30, 2024 in connection with the review and preparation of our quarterly financials.
Compensation and benefits
Compensation and benefits increased by $0.3 million to $18.6 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was driven by $1.3 million in stock compensation expense following a one-time vesting event in March 2025, offset by lower compensation costs.
Operating expense
Operating expense decreased by a de minimis amount for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.
Other income (loss)
Other gain (loss), net
Other gain (loss), net increased by $3.8 million to $3.6 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase is related to reclassification of $22.0 million of foreign currency translation loss offset by $18.6 million of designated hedge gains from accumulated other comprehensive income following the resolution of our Norwegian net lease office campus in the second quarter of 2025.
Income tax benefit (expense)
Income tax benefit increased by $21.8 million to $21.4 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This increase is related to a deferred tax liability write-off when an investment subsidiary reached a maturity default on its bond financing collateralized by our Norwegian net lease office campus. Following the maturity default, the lenders exercised remedies and took control by equity pledge of the underlying investment subsidiary.
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
The following tables present a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders (dollars and share amounts in thousands, except per share data) for the three months ended June 30, 2025 and March 31, 2025 and the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended June 30, 2025	Three Months Ended March 31, 2025
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(23,118)	$5,342
Adjustments:
Non-cash equity compensation expense	2,913	4,213
Depreciation and amortization	10,676	10,748
Net unrealized loss (gain):
Impairment of operating real estate, net of associated income tax benefit	28,820	—
Other unrealized loss on investments	3,361	2
General CECL reserves	(18,900)	(9,018)
(Gain) loss on sales of real estate, preferred equity and investments in unconsolidated joint ventures	—	239
Adjustments related to noncontrolling interests	(358)	(172)
Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$3,394	$11,354
Distributable Earnings per share(1)	$0.03	$0.09

Adjustments:
Specific CECL reserves	$19,482	$8,782
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$22,876	$20,136
Adjusted Distributable Earnings per share(1)	$0.18	$0.16
Weighted average number of shares of Class A common stock(1)	130,186	129,860
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

Undepreciated Book Value Per Share
We believe that presenting Undepreciated Book Value per share is a more useful and consistent measure of the value of our current portfolio and operations for our investors. It additionally enhances the comparability to our peers who do not hold real estate investments. Undepreciated Book Value per share excludes our share of accumulated depreciation and amortization on real estate investments (including related intangible assets and liabilities). Non-GAAP impairment of real estate and foreign currency translation excludes our share of the carrying value (including any related foreign currency translation) on certain net leased and other real estate office properties whose non-recourse mortgages have matured or who have been placed in a cash flow sweep by their lender. Our ability to refinance at their maturity dates is burdened by the current interest rate environment, lenders’ aversion to finance or refinance office properties and/or associated improvements or paydowns potentially demanded at such properties. Loan maturity defaults can and have led to foreclosures. Given this potential likelihood, we believe it is prudent to recognize impairments and exclude our share of the carrying value related to these properties.
The following table calculates our GAAP book value per share and Undepreciated Book Value per share ($ in thousands, except per share data):

	June 30, 2025	December 31, 2024
Stockholders’ equity excluding noncontrolling interests in investment entities	$994,355	$1,048,218
Accumulated depreciation and amortization	194,282	232,177
Non-GAAP impairment of real estate	(51,472)	(134,578)
Foreign currency translation	—	6,624
Undepreciated Book Value	$1,137,165	$1,152,441

GAAP book value per share	$7.65	$8.08
Accumulated depreciation and amortization per share	1.49	1.79
Non-GAAP impairment of real estate	(0.40)	(1.04)
Foreign currency translation	—	0.05
Undepreciated Book Value per share(1)	$8.75	$8.89
Total outstanding shares - Class A common stock	129,994	129,685
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

The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three months ended June 30, 2025 and March 31, 2025 and three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended June 30, 2025	Three Months Ended March 31, 2025
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(23,118)	$5,342
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	(5,917)	(6,287)
Net loss attributable to noncontrolling interests in investment entities	(2,054)	(1,634)
Amortization of above- and below-market lease intangibles	1	59
Net interest (income) expense	53	39
Interest expense on real estate	6,765	7,940
Other income	(86)	(34)
Transaction, investment and servicing expense	14	38
Depreciation and amortization	10,575	10,519
Impairment of operating real estate	51,127	—
Operating expense	1	1
Other loss on investments, net	3,428	742
Income tax (benefit) expense	(21,770)	254
NOI attributable to noncontrolling interest in investment entities	(277)	(267)
Total NOI, at share	$18,742	$16,712
________________________________________
(1)Net (income) loss attributable to non-net leased and other real estate portfolios includes net (income) loss on our senior and mezzanine loans and preferred equity and corporate and other business segments.

	Three Months Ended June 30, 2024	Three Months Ended March 31, 2024
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(67,860)	$(57,103)
Adjustments:

Net loss attributable to non-net leased and other real estate portfolios(1)	24,942	56,456
Net loss attributable to noncontrolling interests in investment entities	(823)	(4)
Amortization of above- and below-market lease intangibles	143	112
Net interest income	(13)	(17)
Interest expense on real estate	6,748	6,782
Other income	(325)	(189)
Transaction, investment and servicing expense	84	122
Depreciation and amortization	8,917	10,353
Impairment of operating real estate	45,216	—
Operating expense	1	24
Other (gain) loss on investments, net	224	(150)
Income tax expense	164	240
NOI attributable to noncontrolling interest in investment entities	(330)	(307)
Total NOI, at share	$17,088	$16,319
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $165.0 million secured revolving credit facility as of June 30, 2025, up to approximately $2.0 billion in secured revolving repurchase facilities, $1.0 billion in non-recourse securitization financing, $451.3 million in commercial mortgages and $34.5 million in other asset-level financing structures.
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
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	June 30, 2025	December 31, 2024
Debt-to-equity ratio(1)	2.1x	2.1x
_________________________________________
(1)Represents (i) total consolidated outstanding secured debt less cash and cash equivalents of $154.3 million and $302.2 million at June 30, 2025 and December 31, 2024, respectively to (ii) total equity, in each case, at period end.
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of June 30, 2025, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of June 30, 2025, we were in compliance with all of our financial covenants under the Credit Agreement.
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

The following table presents a summary of our Master Repurchase Facilities and Bank Credit Facility as of June 30, 2025 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$600,000	$346,923	1.8	SOFR + 2.43%
Bank 2	600,000	159,128	4.8	SOFR + 2.01%
Bank 3	400,000	235,466	4.9	SOFR + 1.71%
Bank 4	400,000	48,212	4.3	SOFR + 1.79%
Total Master Repurchase Facilities	2,000,000	789,729

Bank Credit Facility	165,000	—	1.5	SOFR + 2.25%

Total Facilities	$2,165,000	$789,729
_________________________________________
(1)All facilities utilize Term SOFR at June 30, 2025.
The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities and Bank Credit Facility (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
June 30, 2025	$761,613	$789,729	$791,532
March 31, 2025	759,339	733,494	818,603
December 31, 2024	816,782	785,183	848,381
September 30, 2024	923,540	848,381	987,017
June 30, 2024	1,015,107	998,699	1,031,514
March 31, 2024	1,092,119	1,031,516	1,121,264
The increase in our end of period UPB from March 31, 2025 to June 30, 2025 was driven by financing draws during the period.
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
BRSP 2021-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. During the six months ended June 30, 2025, four loans held in BRSP 2021-FL1 were fully repaid, totaling $103.1 million, and two loans were partially repaid totaling $2.9 million. The proceeds from the repayments were used to amortize the securitization bonds in accordance with the securitization priority of repayments. At June 30, 2025, we had $534.5 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of June 30, 2025, the securitization reflects an advance rate of 75.7% at a weighted average cost of funds of Term SOFR plus 1.71% (before transaction costs), and is collateralized by a pool of 20 senior loan investments.

Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the six months ended June 30, 2025 and June 30, 2024. While we continue to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
BRSP 2024-FL2
In August 2024, we executed a $675.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which resulted in the sale of $583.9 million of the 2024-FL2 Notes.
BRSP 2024-FL2 included a six-month ramp-up acquisition period that allowed us to contribute existing or newly originated loan investments in exchange for $84.8 million in unused proceeds held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. BRSP 2024-FL2 also includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. As of June 30, 2025, the securitization reflects an advance rate of 86.5% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 26 senior loan investments. During the six months ended June 30, 2025, we contributed existing or newly originated loan investments totaling $52.4 million, in exchange for a combination of reinvestment and unused proceeds. At June 30, 2025, the unused proceeds have been fully utilized and we had $675.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2024-FL2.
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the six months ended June 30, 2025. While we continue to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of June 30, 2025. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,238	$413	$825	$—	$—
Secured debt(2)	1,344,344	849,350	146,908	117,239	230,847
Securitization bonds payable(3)	1,035,435	849,469	151,894	34,072	—
Ground lease obligations(4)	24,645	3,185	5,881	4,231	11,348
Office leases	5,047	1,316	2,677	1,054	—
	$2,410,709	$1,703,733	$308,185	$156,596	$242,195
Lending commitments(5)	111,502
Total	$2,522,211
_________________________________________
(1)Future interest payments were estimated based on the applicable index at June 30, 2025 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on Term SOFR at June 30, 2025.
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
During the three months ended June 30, 2025, we repurchased 0.8 million shares of Class A common stock at a weighted average price of $5.29 per share for an aggregate cost of $4.0 million.
As of June 30, 2025, there was $47.1 million remaining available to make repurchases under the Stock Repurchase Program.
On March 31, 2025, we repurchased 0.2 million shares of Class A common stock under the prior stock repurchase program at a weighted average price of $5.59 per share for an aggregate cost of $1.1 million. This transaction was reflected in the consolidated financial statements in April 2025 on the settlement date. This stock repurchase occurred under the previous stock repurchase plan which expired in April 2025.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2025	2024	Change
Operating activities	$27,927	$47,427	$(19,500)
Investing activities	(68,169)	146,263	(214,432)
Financing activities	(158,592)	(267,196)	108,604
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
Our operating activities provided net cash inflows of $27.9 million and $47.4 million for the six months ended June 30, 2025 and 2024, respectively. Net cash provided by operating activities decreased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to lower net interest income recorded during the six months ended June 30, 2025.
We believe cash flows from operations, available cash balances and our ability to generate cash through short and long-term borrowings are sufficient to fund our operating liquidity needs.
Investing Activities
Investing activities include cash outlays for disbursements on new and/or existing loans, which are partially offset by repayments of loans held for investment.
Investing activities used net cash of $68.2 million for the six months ended June 30, 2025. Net cash used in investing activities during the six months ended June 30, 2025 resulted primarily from origination and fundings on our loans and preferred equity held for investment, net of $210.7 million partially offset by repayments on loans and preferred equity held for investment, net of $146.4 million.

Investing activities generated net cash inflows of $146.3 million for the six months ended June 30, 2024. Net cash provided by investing activities in 2024 resulted primarily from repayments on loans and preferred equity held for investment, net of $201.0 million partially offset by the origination and fundings on our loans and preferred equity held for investment, net $33.4 million.
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
Financing activities used net cash of $158.6 million for the six months ended June 30, 2025, which resulted primarily from repayment of credit facilities of $111.7 million, repayment of securitization bonds of $106.0 million and distributions paid on common stock of $41.6 million partially offset by borrowings from credit facilities of $116.2 million.
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
We may utilize a variety of financial instruments on some of our investments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, there is exposure to the risk that the counterparties may cease making markets and quoting prices in such instruments, which may inhibit the ability to enter into an offsetting transaction with respect to an open position. Our profitability may be adversely affected during any period as a result of changing interest rates. At June 30, 2025, we held no derivative instruments.
As of June 30, 2025, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase or decrease interest income by $5.4 million annually, net of interest expense.
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
Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the six months ended June 30, 2025, and through July 29, 2025, we have not received any margin calls under our Master Repurchase Facilities.
We have amended our Bank Credit Facility and Master Repurchase Facilities to adjust certain covenants (such as the tangible net worth covenant), reduce advance rates on certain financed assets, obtain margin call holidays and permitted modification flexibilities, in an effort to mitigate the risk of future compliance issues, including margin calls, under our financing arrangements.
Foreign Currency Risk
We previously had foreign currency rate exposures related to our prior foreign currency-denominated investments held by our foreign subsidiaries. Changes in foreign currency rates could have adversely affected the fair values and earning of our non-U.S. holdings. We generally mitigated this foreign currency risk by utilizing currency instruments to hedge our prior net investments in our foreign subsidiaries. The type of hedging instruments that we employed on our foreign subsidiary investments were put options.
We had no foreign exchange contracts in place at June 30, 2025. The maturity dates of the prior instruments approximated the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may have resulted in an obligation for payment to or from the counterparty to the hedging agreement. We were exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we selected major international banks and financial institutions as counterparties and performed a quarterly review of the financial health and stability of our trading counterparties. No counterparty defaulted on its obligations when we held foreign exchange contracts.

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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the six months ended June 30, 2025.
Purchases of Equity Securities by Issuer
The following table summarizes the repurchase of common stock for the three months ended June 30, 2025 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)(2)
April 1 - 30, 2025	—	$—	—	$—
May 1 - 31, 2025	561	5.19	561	47,089
June 1 - 30, 2025	—	—	—	—
Total	561	$5.19	561	$47,089
________________________________________
(1)In April 2024, the Company’s board of directors authorized a Stock Repurchase Program under which the Company may repurchase up to $50.0 million of its outstanding Class A common stock until April 30, 2025. A new stock repurchase program was entered into in April 2025 under which the Company may repurchase up to $50.0 million of its outstanding Class A common stock until April 30, 2026.
(2)Excludes 196,000 shares which were repurchased in March 2025 under the prior stock repurchase program and settled in April 2025, in accordance with the Company’s policy.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
New Tax Legislation
Effective July 4, 2025, certain changes to U.S. tax law were approved that impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code of 1986, as amended (the “Code”), (ii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

Impairment
In June 2025, an investment subsidiary reached a maturity default on its bond financing collateralized by the Company’s Norwegian net lease office campus. Following the maturity default, on June 19, the lenders exercised remedies and took control by equity pledge of the underlying investment subsidiary, requiring deconsolidation of the assets and liabilities from the Company’s consolidated balance sheet. The deconsolidation resulted in impairment loss of $49.3 million. The Company has no further involvement in the Norwegian net lease office campus.

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

10.1*	Amendment No. 5 to Master Repurchase and Securities Contract, dated as of April 8, 2025 by and between BrightSpire Credit 8, LLC (f/k/a CLNC Credit 8, LLC) and Wells Fargo Bank, National Association
10.2*	Amendment No. 6 to Master Repurchase and Securities Contract, dated as of June 20, 2025 by and between BrightSpire Credit 8, LLC (f/k/a CLNC Credit 8, LLC) and Wells Fargo Bank, National Association
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Dated: July 30, 2025

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)