Form 10-Q
period 2025-09-30
BrightSpire Capital, Inc.
filed 2025-10-29
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 28, 2025, BrightSpire Capital, Inc. had 129,732,929 shares of Class A common stock, par value $0.01 per share, outstanding.

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
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, “Risk Factors” in this Form 10-Q for the quarter ended September 30, 2025 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$113,378	$302,173
Restricted cash	108,189	148,523
Loans and preferred equity held for investment	2,363,215	2,518,925
Current expected credit loss reserve	(126,905)	(165,932)
Loans and preferred equity held for investment, net	2,236,310	2,352,993
Real estate, net	719,711	777,421
Receivables, net	43,379	38,732
Deferred leasing costs and intangible assets, net	35,629	47,172
Assets held for sale	—	5,170
Other assets	47,860	51,294
Total assets	$3,304,456	$3,723,478
Liabilities
Securitization bonds payable, net	$976,998	$1,087,074
Mortgage and other notes payable, net	415,182	619,055
Credit facilities	778,671	785,183
Accrued and other liabilities	68,190	82,625
Intangible liabilities, net	835	2,805
Escrow deposits payable	75,794	80,132
Dividends payable	20,756	20,793
Total liabilities	2,336,426	2,677,667
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 129,732,929 and 129,685,185 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,297	1,297
Additional paid-in capital	2,866,411	2,865,341
Accumulated deficit	(1,891,295)	(1,812,083)
Accumulated other comprehensive loss	—	(6,337)
Total stockholders’ equity	976,413	1,048,218
Noncontrolling interests in investment entities	(8,383)	(2,407)
Total equity	968,030	1,045,811
Total liabilities and equity	$3,304,456	$3,723,478

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

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$1,399	$4,237
Restricted cash	15,069	61,194
Loans and preferred equity held for investment, net	1,126,186	1,218,140
Real estate, net	165,847	191,102
Receivables, net	13,371	11,455
Deferred leasing costs and intangible assets, net	8,315	7,209
Other assets	25,340	22,662
Total assets	$1,355,527	$1,515,999
Liabilities
Securitization bonds payable, net	$976,998	$1,087,074
Mortgage and other notes payable, net	96,804	165,810
Credit facilities	45,145	25,866
Accrued and other liabilities	12,766	9,229
Intangible liabilities, net	298	2,208
Escrow deposits payable	3,419	2,801
Total liabilities	$1,135,430	$1,292,988

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest income
Interest income	$48,889	$59,587	$145,638	$190,468
Interest expense	(31,364)	(38,862)	(95,510)	(117,062)
Net interest income	17,525	20,725	50,128	73,406

Property and other income
Property operating income	32,536	26,051	95,063	76,334
Other income	2,513	2,513	6,724	8,534
Total property and other income	35,049	28,564	101,787	84,868

Expenses
Property operating expense	19,675	8,431	46,293	24,980
Transaction, investment and servicing expense	854	225	2,046	1,238
Interest expense on real estate	5,170	6,747	18,499	20,278
Depreciation and amortization	7,188	10,087	28,346	29,430
Increase of current expected credit loss reserve	8,215	1,001	8,562	115,313
Impairment of operating real estate	2,509	—	53,636	45,216
Compensation and benefits (including $2,794, $3,421, $9,920 and $8,741 of equity-based compensation expense, respectively)	8,077	8,191	26,700	26,540
Operating expense	2,857	2,979	9,048	9,185
Total expenses	54,545	37,661	193,130	272,180

Other income
Other gain (loss), net	538	37	(3,065)	226
Income (loss) before income taxes	(1,433)	11,665	(44,280)	(113,680)
Income tax benefit (expense)	129	(244)	21,511	(691)
Net income (loss)	(1,304)	11,421	(22,769)	(114,371)
Net loss attributable to noncontrolling interests:
Investment entities	2,288	1,308	5,976	2,134
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$984	$12,729	$(16,793)	$(112,237)

Net income (loss) per common share - basic (Note 15)	$0.00	$0.10	$(0.14)	$(0.89)
Net income (loss) per common share - diluted (Note 15)	$0.00	$0.09	$(0.14)	$(0.89)

Weighted average shares of common stock outstanding - basic (Note 15)	126,940	127,515	127,089	127,609
Weighted average shares of common stock outstanding - diluted (Note 15)	129,845	130,144	127,089	127,609
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(1,304)	$11,421	$(22,769)	$(114,371)
Other comprehensive income (loss)
Reclassification of net investment hedges to other (loss) gain	—	—	(18,603)	—
Foreign currency translation gain (loss)	—	403	24,940	(2,094)
Total other comprehensive income (loss)	—	403	6,337	(2,094)
Comprehensive income (loss)	(1,304)	11,824	(16,432)	(116,465)
Comprehensive loss attributable to noncontrolling interests:
Investment entities	2,288	1,308	5,976	2,134
Comprehensive income (loss) attributable to common stockholders	$984	$13,132	$(10,456)	$(114,331)

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2023	129,985	$1,300	$2,864,883	$(1,586,292)	$(2,556)	$1,277,335	$1,131	$1,278,466
Issuance and amortization of equity-based compensation	1,243	$12	$2,158	$—	$—	$2,170	$—	$2,170
Other comprehensive loss	—	—	—	—	(3,594)	(3,594)	—	(3,594)
Dividends and distributions declared ($0.20 per share)	—	—	—	(26,036)	—	(26,036)	—	(26,036)
Shares canceled for tax withholding on vested stock awards	(592)	(6)	(3,969)	—	—	(3,975)	—	(3,975)
Net loss	—	—	—	(57,103)	—	(57,103)	(4)	(57,107)
Balance as of March 31, 2024	130,636	$1,306	$2,863,072	$(1,669,431)	$(6,150)	$1,188,797	$1,127	$1,189,924
Issuance and amortization of equity-based compensation	80	$1	$3,149	$—	$—	$3,150	$—	$3,150
Share forfeitures	(52)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,097	1,097	—	1,097
Dividends and distributions declared ($0.20 per share)	—	—	—	(26,233)	—	(26,233)	—	(26,233)
Shares canceled for tax withholding on vested stock awards	(35)	(1)	(191)	—	—	(192)	—	(192)
Net loss	—	—	—	(67,860)	—	(67,860)	(823)	(68,683)
Balance as of June 30, 2024	130,629	$1,306	$2,866,030	$(1,763,524)	$(5,053)	$1,098,759	$304	$1,099,063
Issuance and amortization of equity-based compensation	313	$3	$3,418	$—	$—	$3,421	$—	$3,421
Repurchase of common stock	(1,195)	(12)	(6,581)	—	—	(6,593)	—	(6,593)
Other comprehensive income	—	—	—	—	403	403	—	403
Dividends and distributions declared ($0.16 per share)	—	—	—	(20,796)	—	(20,796)	—	(20,796)
Shares canceled for tax withholding on vested stock awards	(62)	—	(394)	—	—	(394)	—	(394)
Net income (loss)	—	—	—	12,729	—	12,729	(1,308)	11,421
Balance as of September 30, 2024	129,685	$1,297	$2,862,473	$(1,771,591)	$(4,650)	$1,087,529	$(1,004)	$1,086,525

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2024	129,685	$1,297	$2,865,341	$(1,812,083)	$(6,337)	$1,048,218	$(2,407)	$1,045,811
Issuance and amortization of equity-based compensation	1,619	16	4,197	—	—	4,213	—	4,213
Other comprehensive income	—	—	—	—	1,831	1,831	—	1,831
Dividends and distributions declared ($0.16 per share)	—	—	—	(20,802)	—	(20,802)	—	(20,802)
Shares canceled for tax withholding on vested stock awards	(646)	(6)	(3,872)	—	—	(3,878)	—	(3,878)
Net income (loss)	—	—	—	5,342	—	5,342	(1,634)	3,708
Balance as of March 31, 2025	130,658	$1,307	$2,865,666	$(1,827,543)	$(4,506)	$1,034,924	$(4,041)	$1,030,883
Issuance and amortization of equity-based compensation	93	$1	$2,912	$—	$—	$2,913	$—	$2,913
Repurchase of common stock	(757)	(8)	(4,000)	—	—	(4,008)	—	(4,008)
Other comprehensive income	—	—	—	—	4,506	4,506	—	4,506
Dividends and distributions declared ($0.16 per share)	—	—	—	(20,862)	—	(20,862)	—	(20,862)
Net loss	—	—	—	(23,118)	—	(23,118)	(2,054)	(25,172)
Balance as of June 30, 2025	129,994	$1,300	$2,864,578	$(1,871,523)	$—	$994,355	$(6,095)	$988,260
Issuance and amortization of equity-based compensation	—	$—	$2,927	$—	$—	$2,927	$—	$2,927
Share forfeitures	(80)	—	(133)	—	—	(133)	—	(133)
Repurchase of common stock	(181)	(3)	(961)	—	—	(964)	—	(964)
Dividends and distributions declared ($0.16 per share)	—	—	—	(20,756)	—	(20,756)	—	(20,756)
Net income (loss)	—	—	—	984	—	984	(2,288)	(1,304)
Balance as of September 30, 2025	129,733	$1,297	$2,866,411	$(1,891,295)	$—	$976,413	$(8,383)	$968,030

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,769)	$(114,371)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,346	29,430
Straight-line rental income	(1,033)	(1,885)
Amortization of above (below) market lease values, net	239	265
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(133)	(5,435)
Amortization of deferred financing costs	6,198	6,103
Amortization of right-of-use lease assets and operating lease liabilities	(6)	114
Paid-in-kind interest added to loan principal, net of interest received	(1,787)	(1,317)
Designated hedges and foreign currency translation reclassified to earnings	3,362	—
Realized (gain) loss on sale of real estate	764	(144)
Increase of current expected credit loss reserve	8,562	115,313
Impairment of operating real estate	53,636	44,800
Amortization of equity-based compensation	9,920	8,741
Mortgage notes (above) below market value amortization	(69)	9
Deferred income tax benefit	(21,781)	(1,140)
Changes in assets and liabilities:
Receivables, net	(2,654)	2,962
Deferred costs and other assets	1,219	(1,148)
Other liabilities	(4,214)	(3,596)
Net cash provided by operating activities	57,800	78,701
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(356,578)	(47,247)
Repayment on loans held for investment	243,630	282,885
Proceeds from sale of real estate	39,554	19,605
Cash and restricted cash received related to consolidation of loans held for investment and real estate owned	6,141	—
Acquisition of and additions to real estate and related intangibles	(10,837)	(5,251)
Cash relinquished in deconsolidation of subsidiaries	(5,638)	—
Change in escrow deposits payable	(4,338)	(14,330)
Net cash (used in) provided by investing activities	(88,066)	235,662
Cash flows from financing activities:
Distributions paid on common stock	(62,412)	(78,264)
Shares canceled for tax withholding on vested stock awards	(3,878)	(4,561)
Repurchase of common stock	(4,972)	(6,593)
Repayment of mortgage notes	(4,184)	(11,638)
Borrowings from credit facilities	229,285	297,578
Repayment of credit facilities	(235,798)	(602,027)
Borrowing from securitization bonds	—	582,487
Repayment of securitization bonds	(111,734)	(403,430)
Payment of deferred financing costs	(4,990)	(11,108)
Issuance of common stock	—	16
Net cash used in financing activities	(198,683)	(237,540)
Effect of exchange rates on cash, cash equivalents and restricted cash	(180)	234
Net decrease in cash, cash equivalents and restricted cash	(229,129)	77,057
Cash, cash equivalents and restricted cash - beginning of period	450,696	362,089
Cash, cash equivalents and restricted cash - end of period	$221,567	$439,146

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$302,173	$257,506
Restricted cash	148,523	104,583
Total cash, cash equivalents and restricted cash, beginning of period	$450,696	$362,089

End of the period
Cash and cash equivalents	$113,378	$263,763
Restricted cash	108,189	175,383
Total cash, cash equivalents and restricted cash, end of period	$221,567	$439,146

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Deconsolidation of assets following foreclosure (refer to Note 4)	$(264,170)	$—
Deconsolidation of liabilities following foreclosure (refer to Note 4)	241,332	—
Accrual of distribution payable	20,756	(20,795)
Assets transferred to held for sale	34,284	—
Assumption of accounts payable, accrued expenses and other liabilities related to consolidation of VIE and assumption of real estate	(10,633)	(3,907)
Assumption of receivables and other assets related to consolidation of VIE and assumption of real estate	12,591	2,836
Assumption of real estate and consolidation of VIE (refer to Note 4)	226,964	41,090

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
As of September 30, 2025 and December 31, 2024, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
In March 2024 and February 2025, the Company modified senior loan agreements on an Arlington, Texas multifamily property and a Mesa, Arizona multifamily property, respectively, which resulted in reconsideration events under ASC 810, Consolidation. The Company became a preferred equity investor in the parent company of the borrowers in the Arlington, Texas and Mesa, Arizona properties following the modifications, through which it can make contributions to the borrower. The Company made the determination that its investments in the Arlington, Texas and Mesa, Arizona multifamily properties were VIEs. Once the Company made its initial preferred equity contributions in July 2024 for the Arlington, Texas multifamily property and February 2025 for the Mesa, Arizona multifamily property, it triggered control rights over the properties and the Company became the primary beneficiary of the VIEs. The Company has the ability to control the most significant activities of the two multifamily properties’ economic performance and the obligation to absorb losses or the right to receive benefits of the VIEs that could be significant to the VIEs. The Company consolidated the assets and liabilities of the VIEs, as well as the operations of the two properties, and they are included in real estate, net on its consolidated balance sheets. The consolidation did not result in a gain or loss. The loans and preferred equity investments for the Arlington, Texas and Mesa, Arizona are eliminated in consolidation. See Note 3, “Loans and Preferred Equity Held for Investment, net” and Note 4, “Real Estate, net and Real Estate Held for Sale” for further information.
Consolidated VIEs include securitization bonds payable, net, the Arlington, Texas multifamily loan, the Mesa, Arizona multifamily loan and certain operating real estate properties that have noncontrolling interests. The noncontrolling interests in the operating real estate properties, excluding the Arlington, Texas and Mesa, Arizona multifamily loans, represent third party joint venture partners with ownership of 5.0% at September 30, 2025 and ranging from 5.0% to 11.0% at December 31, 2024. These noncontrolling interests do not have substantive kick-out nor participating rights. The Arlington, Texas and Mesa, Arizona are multifamily loans in which we also hold preferred equity interests.
Unconsolidated VIEs
As of September 30, 2025, the Company held an interest in six unconsolidated VIEs relating to six preferred equity investments. The preferred equity investments were funded in relation to six senior loans that were originated prior to the second quarter of 2025, all with the same sponsor. The preferred equity investments are cross-collateralized and earn a 14% fixed preferred return. The Company does not hold any upside above the 14% return. If there is a shortfall upon resolution of any of the six preferred equity investments, the Company will receive proceeds from the resolution of the other six remaining preferred equity investments. The Company has determined that it is not the primary beneficiary of the VIEs as it does not have power over decisions that most significantly affect the VIEs and therefore has not consolidated these VIEs. The Company accounts for these investments as debt investments due to the mandatory redemption feature within the preferred equity investment agreements. The mandatory redemption date for each preferred equity investment is the same as the maturity date for each of the six corresponding senior loans. The maximum exposure to loss is the unpaid principal balance of the senior loans and preferred equity investments, which was $170.0 million at September 30, 2025. These investments are included in loans and preferred equity held for investment, net on the Company’s consolidated balance sheets.
As of September 30, 2025, the Company held an additional interest in an unconsolidated VIE relating to one preferred equity investment. The investment was funded in relation to a senior loan that was originated in 2019 with the same sponsor. The preferred equity investment earns a 20% fixed preferred return, and the Company does not hold any upside above the 20% return. The Company has determined that it is not the primary beneficiary of the VIE as it does not have power over decisions that most significantly affect the VIE and has not consolidated this VIE. The Company accounts for this investment as a debt

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
investment due to the mandatory redemption feature within the preferred equity investment agreement. The mandatory redemption date is the same as the maturity date for the corresponding senior loan. The maximum exposure to loss is the unpaid principal balance of the senior loan and the preferred equity investment, which was $22.9 million at September 30, 2025. The investment is included in loans and preferred equity held for investment, net on the Company’s consolidated balance sheets.
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
Loans Held for Sale
Loans that the Company intends to sell or liquidate in the foreseeable future are classified as held for sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to Current Expected Credit Losses (“CECL”) reserves. Net deferred loan origination fees and loan purchase premiums or discounts are deferred and capitalized as part of the carrying value of the held for sale loan until the loan is sold, therefore included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost. At September 30, 2025 and December 31, 2024, there were no loans held for sale.
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
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Another key consideration in this assessment is the Company’s assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, capitalization rates, discount rates, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. See Note 4, “Real Estate, net and Real Estate Held for Sale” and Note 12, “Fair Value” for further detail.
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
At September 30, 2025, there were no properties classified as held for sale. At December 31, 2024, the Company classified one property as held for sale. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” and Note 12, “Fair Value” for further detail.
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
Impairment
Evaluation of impairment applies to equity method investments and equity investments under the measurement alternative, excluding those measured under the fair value option. If indicators of impairment exist, the Company will first estimate the fair value of its investment. In assessing fair value, the Company generally considers, among others, the estimated fair value of the investee, which is based on significant assumptions including the estimated timing and probabilities of the future cash flows of the unconsolidated joint venture, utilizing discount rates and capitalization rates.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three months ended September 30, 2025 and 2024, the Company recorded an income tax benefit of $0.1 million and expense of $0.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded income tax benefit of $21.5 million and expense of $0.7 million, respectively. The income tax benefit for the nine months ended September 30, 2025 includes a benefit of $22.1 million, which is the result of the reversal of a deferred tax liability associated with a European investment subsidiary that the lenders acquired control of following a maturity default on its bond financing. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further information. For the nine months ended September 30, 2025, the Company received a net refund of $1.9 million in cash for income taxes.
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
In measuring the general CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default. The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through September 2025 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses. Where management has determined that the credit loss model does not fully

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
capture certain external factors, including portfolio trends or loan specific factors, a qualitative adjustment to the reserve may be recorded. This may include when management has determined a loan to be collateral dependent and elects to utilize the practical expedient when measuring the general CECL reserve.
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
Future Application of Accounting Standards
Income Tax Accounting—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The ASU is effective for periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt this ASU for its Annual Report on Form 10-K for the year ended December 31, 2025. There will be no material change to the consolidated financial statements as a result of this guidance.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	September 30, 2025					December 31, 2024
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)	Weighted Average Maturity in Years(3)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)	Weighted Average Maturity in Years(3)
Variable rate
Senior loans	$1,079,337	$1,080,459	7.5%	0.8	1.9	$1,205,685	$1,209,645	7.2%	0.3	1.5
Securitized loans(4)	1,203,762	1,204,000	7.4%	0.8	1.5	1,264,456	1,264,148	7.7%	0.5	1.7
	2,283,099	2,284,459				2,470,141	2,473,793
Fixed rate
Senior loans	21,428	21,428	15.1%	0.4	1.4	—	—	—%	—	—
Mezzanine loans	47,647	47,647	8.3%	0.4	1.4	45,137	45,132	8.2%	0.1	1.5
Preferred equity interests	9,767	9,681	14.1%	0.7	1.3	—	—	—%	—	—
	78,842	78,756				45,137	45,132
Loans and preferred equity held for investment	2,361,941	2,363,215				2,515,278	2,518,925

CECL reserve	—	(126,905)				—	(165,932)
Loans and preferred equity held for investment, net	$2,361,941	$2,236,310	7.6%	0.8	1.6	$2,515,278	$2,352,993	7.4%	0.4	1.6
_________________________________________
(1)Calculated based on contractual interest rate. As of September 30, 2025, all variable rate loans utilize Term Secured Overnight Financing Rate (“Term SOFR”).
(2)Calculated using current maturity date.
(3)Calculated using extended maturity date.
(4)Represents loans transferred into securitization trusts that are consolidated by the Company.
The Company had $10.0 million and $11.9 million of interest receivable related to its loans and preferred equity held for investment, net as of September 30, 2025 and December 31, 2024, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

	Carrying Value
	Nine Months Ended September 30,
	2025	2024
Balance at January 1	$2,352,993	$2,860,478
Acquisitions/originations/additional funding(1)	356,578	47,247
Loan maturities/principal repayments(1)	(243,630)	(328,048)
(Increase) decrease of CECL reserve(2)	(8,144)	(115,556)
Discount accretion, net	458	5,435
Capitalized interest, net of repayments	1,787	1,317
Transfer to Real Estate, net(3)	(243,956)	(48,094)
Charge-off of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(3)	20,224	—
Charge-off of loan held for investment(4)	(27,366)	(28,022)
Charge-off of CECL reserve-other(4)	27,366	36,094
Balance at September 30	$2,236,310	$2,430,851
_________________________________________
(1)During the first quarter of 2025, the Company amended a senior mixed-use loan as part of the resolution of a senior mixed-use loan with the same sponsor. In relation to this amendment, there was a transfer of principal of $8.8 million. This transfer is not included within these captions as it was neither additional funding nor a repayment. See “Loan Modifications” below for more detail. During the nine months ended September 30, 2025, the Company originated 20 loans with a total of $355.3 million in committed principal balance.
(2)Provision for loan losses excludes $0.4 million for the nine months ended September 30, 2025 and $(0.3) million for the nine months ended September 30, 2024 as determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statements of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.
(3)During the first quarter of 2025, the Company eliminated a multifamily loan in Mesa, Arizona as part of the consolidation of the Mesa, Arizona property as the primary beneficiary. During the second quarter of 2025, the Company foreclosed on a hotel loan in San Jose, California. During the third quarter of 2025, the Company acquired legal title to a office property in Tualatin, Oregon and a multifamily construction/development project in Santa Clara, California. As a result, the properties were consolidated as real estate and removed from loans held from investment, net. The CECL reserve related to these loans were charged off and the net amount is reflected as an addition to real estate, net. There was no gain or loss recorded as part of the consolidation. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
(4)During the nine months ended September 30, 2025, the Company charged off uncollectible amounts of $27.4 million relating to two multifamily loans based on resolution of the loans. During the third quarter of 2024, the Company eliminated a multifamily loan in Arlington, Texas as part of the consolidation of the Arlington property as the primary beneficiary. As a result, the property was consolidated as real estate and removed from loans held from investment, net. The CECL reserve related to this loan was charged off and the net amount is reflected as an addition to real estate, net. There was no gain or loss recorded as part of the consolidation.
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
During the second quarter of 2025, the Company originated six preferred equity investments with one sponsor. The preferred equity investments were funded in relation to six senior loans that the Company originated prior to the second quarter of 2025, all with the same sponsor. The preferred equity investments are cross-collateralized and earn a 14% fixed preferred return. The Company does not hold any upside above the 14% return. If there is a shortfall upon resolution of any of the six preferred equity investments, the Company will receive proceeds from the resolution of the remaining preferred equity investments. The total carrying value of the six preferred equity investments at September 30, 2025 was $9.5 million and the total commitment was $12.9 million.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the third quarter of 2025, the Company originated an interest in an unconsolidated VIE relating to one preferred equity investment. The investment was funded in relation to a senior loan that was originated in 2019 with the same sponsor. The preferred equity investment earns a 20% fixed preferred return. The Company does not hold any upside above the 20% return. The total carrying value of this investment at September 30, 2025 was $0.2 million and the total commitment was $2.0 million.
During the fourth quarter of 2023, the Company amended a senior office loan with an outstanding principal balance of $39.4 million. The modification reduced the loan spread from 3.96% to 1.5%, and included an exit fee upon repayment of the loan of 2.5% of the principal balance. The modification allows the sponsor to utilize tenant improvements and leasing commission funds for capital improvements such as rezoning the collateral for additional commercial uses, and exploring rezoning certain parcels for multifamily use. Additionally, the sponsor funded $0.3 million into a reserve to fund operating shortfalls. During the fourth quarter of 2024, this senior loan was extended to March 9, 2025 and the exit fee was increased to 5.0%. Upon purchasing an updated rate cap in the first quarter of 2025, the loan was extended to September 9, 2025. During the third quarter of 2025, the sponsor paid down the senior office loan by $6.2 million and the Company acquired legal title to this property through a deed-in-lieu of foreclosure. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
Nonaccrual and Past Due Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table provides an aging summary of loans held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due(1)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (2)	Total Loans
September 30, 2025	$2,348,523	$—	$—	$14,692	$2,363,215
December 31, 2024	2,368,591	—	—	150,334	2,518,925
_________________________________________
(1)At September 30, 2025, includes one industrial senior loan which was placed on nonaccrual status on September 9, 2025, with a carrying value of $24.6 million. At December 31, 2024, includes one multifamily senior loan in maturity default as of December 9, 2024. There was an extension to the loan in the first quarter of 2025 and the borrower is no longer in maturity default as of September 30, 2025.
(2)At September 30, 2025, includes an office mezzanine loan which was placed on nonaccrual status on April 1, 2024 with a carrying value of $14.7 million. At December 31, 2024, includes one hotel senior loan which was placed on nonaccrual status on June 9, 2024 with a carrying value of $136.0 million and an office mezzanine loan which was placed on nonaccrual status on April 1, 2024 with a carrying value of $14.4 million.

As of September 30, 2025, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for one nonaccrual industrial senior loan and one nonaccrual office mezzanine loan. As of December 31, 2024, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for one nonperforming hotel senior loan, one nonaccrual office mezzanine loan and one multifamily senior loan in maturity default. For the nine months ended September 30, 2025 and September 30, 2024, no debt investment contributed more than 10.0% of interest income.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves (dollars in thousands):

CECL reserve at December 31, 2024	$165,932
Decrease in general CECL reserve(1)	(9,524)
Increase in specific CECL reserve(2)	9,174
Charge-off of CECL reserve-other(2)	(9,174)
Charge-offs of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(3)	(1,043)
CECL reserve at March 31, 2025	$155,365
Decrease in general CECL reserve(1)	$(18,798)
Increase in specific CECL reserve(2)	19,482
Charge-off of CECL reserve-other(2)	(18,192)
Charge-offs of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(4)	(1,290)
CECL reserve at June 30, 2025	$136,567
Decrease in general CECL reserve(1)	$(9,662)
Increase in specific CECL reserve(2)	17,891
Charge-offs of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(4)	(17,891)
CECL reserve at September 30, 2025	$126,905

CECL reserve at December 31, 2023	$76,028
Increase in general CECL reserve(1)	67,058
Increase in specific CECL reserve(2)	7,128
CECL reserve at March 31, 2024	$150,214
Increase in general CECL reserve(1)	$28,244
Increase in specific CECL reserve(2)	11,791
Charge-offs of CECL reserve(2)	(18,919)
CECL reserve at June 30, 2024	$171,330
Decrease in general CECL reserve(1)	$(7,768)
Increase in specific CECL reserve(2)	9,103
Charge-offs of CECL reserve(2)	(17,175)
CECL reserve at September 30, 2024	$155,490
_________________________________________
(1)Excludes CECL reserves related to unfunded commitments reported on the consolidated statement of operations for the three months ended: March 31, 2025: $0.5 million, June 30, 2025: $(0.1) million, September 30, 2025: a de minimis amount, March 31, 2024: $0.2 million, June 30, 2024: $(0.1) million, September 30, 2024: $(0.3) million.
(2)During the first nine months of 2025, the Company recorded specific CECL reserves totaling $46.5 million for one multifamily loan, one multifamily construction/development loan, one office loan and one hotel loan, all of which were charged off during the nine months ended September 30, 2025. As of September 30, 2025, these properties are classified as real estate, net. During the nine months ended September 30, 2024, the Company recorded specific CECL reserves totaling $29.0 million and had $1.0 million of reversals for two multifamily loans, one office loan and one development mezzanine loan. The specific CECL reserves were charged off during the period upon resolution. During the third quarter of 2024, the Company consolidated a multifamily loan in Arlington, Texas as the primary beneficiary. As a result, the property was consolidated as real estate. The CECL reserve related to this loan was charged off.
(3)During the first quarter of 2025, the Company consolidated a multifamily loan as the primary beneficiary. As a result, the property was consolidated as real estate. The CECL reserve related to this loan was charged off.
(4)During the second quarter of 2025, the Company consolidated one hotel upon foreclosure and during the third quarter of 2025, the Company consolidated one office upon foreclosure. As a result, these properties were consolidated as real estate. The CECL reserve related to these loans were charged off.

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking as of September 30, 2025 and December 31, 2024 (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies” for loan risk ranking definitions.
At September 30, 2025, the weighted average risk ranking for loans held for investment was 3.1.

	September 30, 2025
	Year of Origination
Risk Rankings	2025	2024	2023	2022	2021 and earlier	Total
Senior loans

3	$325,620	$75,677	$—	$678,640	$1,043,940	$2,123,877
4	—	—	—	76,049	105,961	182,010
Total Senior loans	325,620	75,677	—	754,689	1,149,901	2,305,887

Mezzanine loans

3	—	—	14,692	32,955	—	47,647
Total Mezzanine loans	—	—	14,692	32,955	—	47,647

Preferred Equity
3	9,681	—	—	—	—	9,681
Total Preferred Equity	9,681	—	—	—	—	9,681

Total Loans and preferred equity held for investment	$335,301	$75,677	$14,692	$787,644	$1,149,901	$2,363,215
Current period gross write-offs	$—	$—	$—	$—	$47,589	$47,589

As of December 31, 2024, the weighted average risk ranking for loans held for investment was 3.2.

	December 31, 2024
	Year of Origination
Risk Rankings	2024	2023	2022	2021	2020 and earlier	Total
Senior loans

3	$62,997	$—	$703,245	$856,161	$440,354	$2,062,757
4	—	—	55,350	162,265	—	217,615
5	—	—	—	—	193,421	193,421
Total Senior loans	62,997	—	758,595	1,018,426	633,775	2,473,793

Mezzanine loans

3	—	14,355	30,777	—	—	45,132
Total Mezzanine loans	—	14,355	30,777	—	—	45,132

Total Loans held for investment	$62,997	$14,355	$789,372	$1,018,426	$633,775	$2,518,925
Current period gross write-offs(1)	$—	$—	$6,155	$2,413	$20,407	$28,975
_____________________________________
(1)Current period gross write-offs exclude all transfers to real estate, net.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan and preferred equity agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $105.5 million and $106.3 million at September 30, 2025 and December 31, 2024, respectively. Refer to Note 13, “Commitments and Contingencies” for further details. The Company recorded $0.6 million and $0.2 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at September 30, 2025 and December 31, 2024, respectively. See Note 2, “Summary of Significant Accounting Policies” for further details.
4. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Land and improvements	$78,805	$121,881
Buildings, building leaseholds, and improvements	287,767	476,712
Tenant improvements	13,781	19,354
Subtotal	$380,353	$617,947
Less: Accumulated depreciation	(84,143)	(116,089)
Less: Impairment(1)	—	(30,693)
Net lease portfolio, net	$296,210	$471,165
The following table presents the Company’s portfolio of other real estate, net as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Land and improvements	$149,114	$77,219
Buildings, building leaseholds, and improvements	274,900	269,062
Tenant improvements	22,649	30,369
Furniture, fixtures and equipment	12,983	3,108
Construction-in-progress	5,725	2,394
Subtotal	$465,371	$382,152
Less: Accumulated depreciation	(41,870)	(53,608)
Less: Impairment(1)	—	(22,288)
Other portfolio, net	$423,501	$306,256
_________________________________________
(1)    See Note 12, “Fair Value,” for discussion of impairment of real estate.
At September 30, 2025, the Company held six foreclosed properties in other real estate, net with a combined carrying value of $273.7 million. At December 31, 2024, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $115.2 million and one foreclosed property as held for sale with a carrying value of $1.9 million.
Depreciation Expense
Depreciation expense on real estate was $6.8 million and $6.9 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense on real estate was $20.3 million and $20.3 million for the nine months ended September 30, 2025 and 2024, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Property Operating Income
For the three and nine months ended September 30, 2025 and 2024 the components of property operating income were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease revenues
Minimum lease revenue	$17,276	$22,826	$65,397	$67,512
Variable lease revenue	2,012	3,148	7,980	9,002
	$19,288	$25,974	$73,377	$76,514
Hotel operating income	13,428	—	21,926	—
Total property operating income(1)	$32,716	$25,974	$95,303	$76,514
_________________________________________
(1)Excludes net amortization expense related to above and below-market leases of a $0.2 million amount and $0.2 million for the three and nine months ended September 30, 2025, respectively. Excludes net amortization expense related to above and below-market leases of de minimis and $0.3 million for the three and nine months ended September 30, 2024, respectively.
For the nine months ended September 30, 2025 and 2024 the Company had no single property with property operating income equal to or greater than 10.0% of total revenue of the Company.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of September 30, 2025 (dollars in thousands):

Remainder of 2025	$16,531
2026	61,006
2027	53,002
2028	44,128
2029	39,953
2030 and thereafter	217,298
Total	$431,918
The rental properties owned at September 30, 2025, are leased under noncancellable operating leases with current expirations ranging from 2025 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain noncancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rents on certain ground leases are paid directly by the tenants. Ground rent expense for the three and nine months ended September 30, 2025 was $0.8 million and $2.4 million, respectively. Ground rent expense for the three and nine months ended September 30, 2024 was $0.8 million and $2.4 million, respectively.
Refer to Note 13, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of September 30, 2025.
Real Estate Acquisitions
During the nine months ended September 30, 2025, the Company acquired legal title to one multifamily construction/development project and one office property through deeds-in-lieu of foreclosure, and one hotel property via foreclosure, all of which are included in real estate, net on the Company’s consolidated balance sheets.
The Company previously held investments in senior loans collateralized by multifamily properties in Mesa, Arizona and Arlington, Texas that were determined to be VIEs. The Company was determined to be the primary beneficiary of the VIEs and

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following table summarizes the Company’s real estate acquisitions for the nine months ended September 30, 2025 and the year ended December 31, 2024 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings/Units(1)	Purchase Price	Land and Improvements(2)	Building and Improvements(2)	Furniture and Fixtures(2)	Lease Intangible Assets(2)	Other Assets	Lease Intangible Liabilities(2)	Other Liabilities
Nine Months Ended September 30, 2025
September 2025	Office - Oregon(3)	8	$21,100	$10,912	$5,105	$—	$4,567	$1,849	$(298)	$(1,036)
July 2025	Multifamily/Pre-dev - California(3)(4)	n/a	39,760	39,760	—	—	—	—	—	—
May 2025	Hotel - California(3)	541	136,098	35,372	89,708	9,974	80	10,034	—	(9,070)
February 2025	Multifamily - Arizona(5)	285	31,965	9,007	21,051	270	1,456	708	—	(527)
Year Ended December 31, 2024
November 2024	Multifamily - Texas(3)	354	33,540	4,023	25,629	795	2,380	1,703	—	(990)
July 2024	Multifamily - Texas(5)	436	40,019	8,895	27,443	1,109	1,935	2,836	—	(2,199)
			$302,482	$107,969	$168,936	$12,148	$10,418	$17,130	$(298)	$(13,822)
_________________________________________
(1)    For multifamily properties, represents number of units. For hotels, represents number of rooms.
(2)    Useful life of real estate acquired is 28 to 40 years for buildings, four to 15 years for tenant improvements, four to nine for furniture and fixtures, and one to 12 years for lease intangibles.
(3)    Represents assets acquired by the Company through foreclosure or a deed-in-lieu of foreclosure
(4)    Represents a multifamily construction/development project located in California.
(5)    Represents a multifamily property held in a VIE for which the Company was deemed the primary beneficiary. The Company consolidated the assets, liabilities and the property's operations on the acquisition date in accordance with ASC 810.
Impairment and Foreclosure
The Company recorded $53.6 million in impairment of operating real estate during the nine months ended September 30, 2025. During the three months ended June 30, 2025, an investment subsidiary reached a maturity default on its bond financing collateralized by the Company’s Norwegian net lease office campus. Following the maturity default, the lenders exercised remedies and took control by equity pledge of the underlying investment subsidiary, requiring deconsolidation of the assets and liabilities from the Company’s consolidated balance sheet. The deconsolidation resulted in impairment loss of $49.3 million, consisting primarily of $185.7 million of real estate, net, $8.3 million of deferred leasing costs and intangible assets, net partially offset by the $146.9 million mortgage note payable. The remaining $2.2 million of impairment represents the deconsolidation of remaining net assets. The Company has no further involvement in the Norwegian net lease office campus and the lenders are not a related party.
In January 2025, an investment subsidiary defaulted on its mortgage note payable collateralized by one Pennsylvania office property included in the Company’s other real estate, net portfolio. In July 2025, a receiver was appointed and took possession and full control of the property, requiring deconsolidation of the assets and liabilities from the Company’s consolidated balance sheet in the third quarter of 2025. The deconsolidation resulted in impairment loss of $4.3 million, consisting primarily of $67.3 million of real estate, net, $3.0 million of deferred leasing costs and intangible assets, net, $1.6 million of intangible liabilities, net, partially offset by the $66.9 million mortgage note payable. The remaining $2.5 million of impairment represents

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the deconsolidation of remaining net assets. The Company has no further involvement in the Pennsylvania office property and the lenders are not a related party.
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
Real Estate Held for Sale
During the nine months ended September 30, 2025, the Company classified a multifamily property it previously acquired through a deed-in-lieu of foreclosure as held for sale. During the nine months ended September 30, 2025, the office property was sold for a gross sales price of $36.1 million, resulting in a gain on sale of $0.5 million.
The Company acquired one office property in Oakland, California through a deed-in-lieu of foreclosure in July 2023. As of December 31, 2024, the Company classified the office property as held for sale with real estate, net of $1.9 million and deferred leasing costs and intangible assets, net of $3.3 million. The Company recorded $6.7 million of impairment related to this office property, which was based on a reduction in the expected holding period as well as the expected proceeds from the sale. During the nine months ended September 30, 2025, the office property was sold for a gross sales price of $5.5 million, resulting in a loss on sale of $0.2 million.
There were no real estate sales during the nine months ended September 30, 2024.
5. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at September 30, 2025 and December 31, 2024 are as follows (dollars in thousands):

	September 30, 2025
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$59,037	$(34,422)	$24,615
Deferred leasing costs	22,425	(12,789)	9,636
Above-market lease values	10,917	(9,539)	1,378
	$92,379	$(56,750)	$35,629
Intangible Liabilities
Below-market lease values	$1,268	$(433)	$835

	December 31, 2024
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$82,530	$(49,495)	$33,035
Deferred leasing costs	32,864	(21,021)	11,843
Above-market lease values	11,587	(9,293)	2,294
	$126,981	$(79,809)	$47,172
Intangible Liabilities
Below-market lease values	$16,798	$(13,993)	$2,805

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Above-market lease values	$(200)	$(331)	$(878)	$(1,272)
Below-market lease values	20	323	639	1,007
Net decrease to property operating income	$(180)	$(8)	$(239)	$(265)

In-place lease values	$978	$2,549	$6,376	$6,959
Deferred leasing costs	429	653	1,665	2,032
Amortization expense	$1,407	$3,202	$8,041	$8,991
The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of September 30, 2025 (dollars in thousands):

	Remainder of 2025	2026	2027	2028	2029	2030 and thereafter	Total
Above-market lease values	$(263)	$(586)	$(114)	$(93)	$(93)	$(229)	$(1,378)
Below-market lease values	52	180	247	81	81	194	835
Net increase (decrease) to property operating income	$(211)	$(406)	$133	$(12)	$(12)	$(35)	$(543)

In-place lease values	$1,106	$3,425	$3,673	$1,651	$1,639	$13,121	$24,615
Deferred leasing costs	578	1,785	1,974	991	842	3,466	9,636
Amortization expense	$1,684	$5,210	$5,647	$2,642	$2,481	$16,587	$34,251
6. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Restricted cash:
Borrower escrow deposits	$75,794	$80,132
Real estate escrow reserves	13,236	3,167
Capital expenditure reserves	9,075	11,027
Working capital and other reserves	7,764	2,096
Tenant lockboxes	2,320	2,014
Securitization trust unused proceeds(1)	—	50,087
Total	$108,189	$148,523
_______________________________________
(1)    Refer to Note 7, “Debt” for further discussion.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of other assets as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Other assets:
Right-of-use lease asset	$20,698	$23,238
Tax receivable and deferred tax assets	12,263	16,299
Prepaid expenses and other	9,103	6,379
Deferred financing costs, net - credit facilities	3,681	3,143
Investments in unconsolidated ventures at fair value	2,115	2,235
Total	$47,860	$51,294
The following table presents a summary of accrued and other liabilities as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Accrued and other liabilities:
Accounts payable, accrued expenses and other liabilities	$28,183	$17,830
Operating lease liability	21,573	24,119
Prepaid rent and unearned revenue	11,019	7,852
Interest payable	5,425	10,046
Tenant security deposits	1,411	1,443
Unfunded CECL loan allowance	579	188
Current and deferred tax liability	—	21,147
Total	$68,190	$82,625
Investments in Unconsolidated Ventures at Fair Value
Private Funds
The Company elected the fair value option to account for its indirect interests in real estate through real estate private equity funds (“PE Investments”), which interests ranged from 1.0% to 10.0% as of September 30, 2025 and December 31, 2024. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Debt
The following table presents debt as of September 30, 2025 and December 31, 2024 (dollars in thousands):

						September 30, 2025		December 31, 2024
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
BRSP 2024-FL2(3)		Non-recourse	Aug-37	SOFR + 2.47%		$583,875	$578,258	$583,875	$576,577
BRSP 2021-FL1(3)		Non-recourse	Aug-38	SOFR + 1.72%		398,762	398,740	510,497	510,497
Subtotal securitization bonds payable, net						982,637	976,998	1,094,372	1,087,074

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Sep-33	4.77%		200,000	199,044	200,000	198,963
Net lease 2(4)		Non-recourse	(4)	(4)		—	—	132,879	133,152
Net lease 3		Non-recourse	Aug-26	4.08%		28,136	28,096	28,671	28,599
Net lease 4		Non-recourse	Oct-27	4.45%		20,893	20,893	21,368	21,368
Net lease 5(5)		Non-recourse	Nov-26	4.45%		16,334	16,247	16,663	16,521
Net lease 5(6)		Non-recourse	Mar-28	7.25%		10,847	10,411	11,007	10,570
Net lease 6		Non-recourse	Nov-26	4.45%		6,490	6,455	6,620	6,564
Net lease 8		Non-recourse	Nov-26	4.45%		3,008	2,992	3,069	3,043
Other real estate 1		Non-recourse	Dec-28(7)	4.47%		97,629	96,804	99,224	98,124
Other real estate 2		Non-recourse	(8)	(8)		—	—	67,699	67,685
Loan 1(9)		Non-recourse	Jul-28(9)	5.50%		34,240	34,240	34,466	34,466
Subtotal mortgage and other notes payable, net						417,577	415,182	621,666	619,055

Bank credit facility
Bank credit facility	$165,000	Recourse	Jan-27 (10)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1	600,000	Limited Recourse(11)	Apr-27	SOFR + 2.35%	(12)	361,230	361,230	422,438	422,438
Bank 2	600,000	Limited Recourse(11)	Apr-30(13)	SOFR + 1.93%	(12)	118,350	118,350	160,847	160,847
Bank 3	400,000	Limited Recourse(14)	June-30(15)	SOFR + 1.69%	(12)	276,454	276,454	177,466	177,466
Bank 4	400,000	Limited Recourse(11)	Nov-29(16)	SOFR + 1.90%	(12)	22,637	22,637	24,432	24,432
Subtotal master repurchase facilities	$2,000,000					778,671	778,671	785,183	785,183

Subtotal credit facilities						778,671	778,671	785,183	785,183

Total						$2,178,885	$2,170,851	$2,501,221	$2,491,312
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
(8)During the third quarter of 2025, the mortgage note payable balance collateralized by Other real estate 2 was deconsolidated from the Company’s consolidated balance sheet. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
(9)During the third quarter of 2025, the Company acquired legal title to the multifamily construction/development project collateralizing the note payable through a deed-in-lieu of foreclosure. Additionally, the Company refinanced the note payable, with a two-year initial term plus one one-year extension option. The principal balance and spread of the note payable did not change. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
(10)On January 28, 2022, the Company, through its subsidiaries, including the OP, entered into an Amended and Restated Credit Agreement. Refer to “Bank Credit Facility” within this note for more details.
(11)Recourse solely with respect to 25.0% of the financed amount.
(12)Represents the weighted average spread as of September 30, 2025. The contractual interest rate depends upon asset type and characteristics and ranges from SOFR plus 1.50% to 2.75%.
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

During the nine months ended September 30, 2025, the Company paid $112.1 million in cash for interest.
Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at September 30, 2025 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage and Other Notes Payable, Net	Credit Facilities
Remainder of 2025	$762	$—	$762	$—
2026	54,454	—	54,454	—
2027	381,539	—	20,309	361,230
2028	142,052	—	142,052	—
2029	22,637	—	—	22,637
2030 and thereafter	1,577,441	982,637	200,000	394,804
Total	$2,178,885	$982,637	$417,577	$778,671
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of September 30, 2025, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of September 30, 2025, the Company was in compliance with all of its financial covenants under the Credit Agreement.
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
As of September 30, 2025, the Company had $1.2 billion carrying value of CRE debt investments financed with $982.6 million of securitization bonds payable, net. As of December 31, 2024, the Company had $1.3 billion carrying value of CRE debt investments financed with $1.1 billion of securitization bonds payable, net.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
BRSP 2021-FL1
In July 2021, the Company executed a securitization transaction through wholly-owned subsidiaries, BRSP 2021-FL1, Ltd. and BRSP 2021-FL1, LLC (collectively, “BRSP 2021-FL1”), which resulted in the sale of $670.0 million of investment grade notes.
BRSP 2021-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. At September 30, 2025, the Company had $528.8 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of September 30, 2025, the securitization reflects an advance rate of 75.4% at a weighted average cost of funds of Term SOFR plus 1.72% (before transaction costs), and is collateralized by a pool of 19 senior loan investments.
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the nine months ended September 30, 2025 and September 30, 2024. While the Company continues to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
BRSP 2024-FL2
In August 2024, the Company executed a $675.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which resulted in the sale of $583.9 million of investment grade notes (the “2024-FL2 Notes”).
BRSP 2024-FL2 included a six-month ramp-up acquisition period that allowed the Company to contribute existing or newly originated loan investments in exchange for $84.8 million in unused proceeds held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. During the nine months ended September 30, 2025, the Company contributed existing or newly originated loan investments totaling $101.5 million, in exchange for a combination of reinvestment and unused proceeds. At September 30, 2025, the unused proceeds have been fully utilized. BRSP 2024-FL2 also includes a two-year reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. At September 30, 2025, the Company had $675.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2024-FL2. As of September 30, 2025, the securitization reflects an advance rate of 86.5% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 27 senior loan investments.
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the nine months ended September 30, 2025. While the Company continues to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
Master Repurchase Facilities
As of September 30, 2025, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.0 billion to finance the origination of first mortgage loans and senior loan participations secured by senior loan investments (each, a “Master Repurchase Facility” and collectively, the “Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2025, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of September 30, 2025, the Company had $1.2 billion carrying value of CRE debt investments financed with $778.7 million under the Master Repurchase Facilities. As of December 31, 2024, the Company had $1.0 billion carrying value of CRE debt investments financed with $785.2 million under the Master Repurchase Facilities.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 30, 2025, the Company had two counterparties, Bank 1 and Bank 2, with net exposure (collateral that exceeded amounts borrowed) totaling more than 10% of the Company’s total equity. As of September 30, 2025, the Company’s net exposure to Bank 1 and Bank 2 was $217.0 million and $97.9 million, respectively.
As of December 31, 2024, the Company had one counterparty, Bank 1, with net exposure (collateral that exceeded amounts borrowed) totaling more than 10% of the Company’s total equity. As of December 31, 2024, the Company’s net exposure to Bank 1 was $198.8 million.
8. Related Party Arrangements
The Company had no related party transactions as of and for the nine months ended September 30, 2025 and 2024.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $2.8 million and $9.9 million within compensation and benefits in the consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. In connection with the share grants, the Company recognized share-based compensation expense of $3.4 million and $8.7 million within compensation and benefits in the consolidated statement of operations for the three and nine months ended September 30, 2024, respectively.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the nine months ended September 30, 2025 and 2024:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs

Unvested shares at December 31, 2023	2,787,807	384,378	3,172,185	$7.61	$9.69
Granted	1,243,696	534,056	1,777,752	6.71	7.82
Vested	(1,326,222)	—	(1,326,222)	7.92	—
Unvested shares at March 31, 2024	2,705,281	918,434	3,623,715	7.05	8.60
Granted	79,495	—	79,495	6.29	—
Vested	(186,012)	—	(186,012)	6.21	—
Forfeited	(51,755)	—	(51,755)	7.03	—
Unvested shares at June 30, 2024	2,547,009	918,434	3,465,443	7.08	8.60
Granted	313,065	—	313,065	5.59	—
Vested	(117,157)	—	(117,157)	7.01	—
Unvested shares at September 30, 2024	2,742,917	918,434	3,661,351	6.92	8.60

Unvested shares at December 31, 2024	2,742,917	918,434	3,661,351	$6.92	$8.60
Granted	1,618,509	542,789	2,161,298	5.97	6.78
Vested	(1,428,999)	—	(1,428,999)	7.21	—
Unvested shares at March 31, 2025	2,932,427	1,461,223	4,393,650	6.25	7.93
Granted	92,940	—	92,940	5.27	—
Vested	(79,495)	—	(79,495)	5.27	—
Unvested shares at June 30, 2025	2,945,872	1,461,223	4,407,095	6.25	7.93
Forfeited	(80,473)	—	(80,473)	5.54	—
Unvested shares at September 30, 2025	2,865,399	1,461,223	4,326,622	6.27	7.93
Fair value of equity awards that vested during the nine months ended September 30, 2025 and September 30, 2024, determined based on their respective fair values at vesting date, was $9.0 million and $10.9 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of vesting of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At September 30, 2025, aggregate unrecognized compensation cost for all unvested equity awards was $18.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.
10. Stockholders’ Equity
Authorized Capital
As of September 30, 2025, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of September 30, 2025 and December 31, 2024.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Dividends
During the nine months ended September 30, 2025 and 2024, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 17, 2025	March 31, 2025	April 15, 2025	$0.16
June 16, 2025	June 30, 2025	July 14, 2025	$0.16
September 15, 2025	September 30, 2025	October 15, 2025	$0.16
March 15, 2024	March 29, 2024	April 15, 2024	$0.20
June 17, 2024	June 28, 2024	July 15, 2024	$0.20
July 30, 2024	September 30, 2024	October 15, 2024	$0.16
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
During the nine months ended September 30, 2025, the Company repurchased 0.9 million shares of Class A common stock at a weighted average price of $5.30 per share for an aggregate cost of $5.0 million.
As of September 30, 2025, there is $46.1 million remaining available to make repurchases under the Stock Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2024	$18,603	$(24,940)	$(6,337)
Other comprehensive gain	—	1,831	1,831
AOCI at March 31, 2025	$18,603	$(23,109)	$(4,506)
Other comprehensive income before reclassification	—	1,144	1,144
Amounts reclassified from AOCI	(18,603)	21,965	3,362
Net current period OCI	(18,603)	23,109	4,506
AOCI at June 30, 2025	$—	$—	$—
Other comprehensive income	—	—	—
AOCI at September 30, 2025	$—	$—	$—

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2023	$18,603	$(21,159)	$(2,556)
Other comprehensive loss	—	(3,594)	(3,594)
AOCI at March 31, 2024	$18,603	$(24,753)	$(6,150)
Other comprehensive income	—	1,097	1,097
AOCI at June 30, 2024	$18,603	$(23,656)	$(5,053)
Other comprehensive income	—	403	403
AOCI at September 30, 2024	$18,603	$(23,253)	$(4,650)
11. Noncontrolling Interests
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements, as well as the operations of the Company’s Arlington, Texas and Mesa, Arizona multifamily loans. Net loss attributable to noncontrolling interests in the investment entities was $2.3 million and $6.0 million for the three and nine months ended September 30, 2025, respectively. Net loss attributable to noncontrolling interests in the investment entities was $1.3 million and $2.1 million for the three and nine months ended September 30, 2024, respectively.
12. Fair Value
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other assets - PE Investments	$—	$—	$2,115	$2,115	$—	$—	$2,235	$2,235
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
	Other assets - PE Investments
Beginning balance	$2,235	$2,251
Distributions/paydowns	(120)	(16)
Ending balance	$2,115	$2,235
As of September 30, 2025, the Company elected to apply the fair value option for its PE Investments and the key unobservable inputs used in the analysis included a discount rate of 11.0%.
As of December 31, 2024, the Company elected to apply the fair value option for its PE Investments and the key unobservable inputs used in the analysis included discount rates with a range of 11.0% to 12.0%.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025			December 31, 2024
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net(2)(3)	$2,361,941	$2,363,215	$2,235,035	$2,515,278	$2,518,925	$2,349,346
Financial liabilities:(1)
Securitization bonds payable, net	$982,637	$976,998	$982,637	$1,094,372	$1,087,074	$1,094,372
Mortgage and other notes payable, net	417,577	415,182	395,107	621,666	619,055	587,349
Master repurchase facilities	778,671	778,671	778,671	785,183	785,183	785,183
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $105.5 million and $106.3 million as of September 30, 2025 and December 31, 2024, respectively.
(3)Carry value excludes CECL reserves of $126.9 million and $165.9 million as of September 30, 2025 and December 31, 2024, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2025. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of September 30, 2025, the Company believes the unpaid principal balance approximates fair value given the floating rate nature of the bonds and significant level of subordination within the securitization. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of September 30, 2025, the Company believes the carrying value approximates fair value due to the short-term nature of the debt, and as a result, contractual rates should equate to market rates. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
CECL
During the third quarter of 2025, the Company recorded specific CECL reserves of $17.9 million related to one office loan that was acquired through a deed-in-lieu of foreclosure in the third quarter of 2025. The specific CECL reserves were based on the estimated fair value of the collateral using a discounted cash flow model and Level 3 inputs, which included a capitalization rate of 8.5% and a discount rate of 12.0%.
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
Additionally, the Company recorded general CECL reserves on one office loan, one multifamily loan and one industrial loan that are determined to be collateral dependent as of September 30, 2025. The Company estimated expected losses based on the loans’ collateral value, which were determined either by applying a capitalization rate between 5.5% and 19.1% and discount rate between 10.0% and 17.9%, or a sales comparisons using a price per square foot of $97.
The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserves.
Impairment of Operating Real Estate
During the third quarter of 2025, the Company recorded $2.5 million of impairment related to one office property. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
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
13. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2025, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $97.8 million for senior loans, $2.1 million for mezzanine loans and $5.6 million for preferred equity. At December 31, 2024, total unfunded lending commitments for loans held for investment were $105.2 million for senior loans and $1.1 million for mezzanine loans.
Ground Lease Obligation
The Company’s operating leases include ground leases acquired with real estate.
At September 30, 2025 and December 31, 2024, the weighted average remaining lease term was 11.8 years and 12.0 years for ground leases, respectively.
The following table presents ground lease expense, included in property operating expense, for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense:
Minimum lease expense	$797	$790	$2,395	$2,366
Variable lease expense	—	—	—	—
	$797	$790	$2,395	$2,366
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.4%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of September 30, 2025 (dollars in thousands):

Remainder of 2025	$797
2026	3,186
2027	2,868
2028	2,839
2029	1,896
2030 and thereafter	12,263
Total lease payments	23,849
Less: Present value discount	6,793
Operating lease liability (Note 6)	$17,056
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Office Lease
At September 30, 2025 and December 31, 2024, the weighted average remaining lease term was 3.6 years and 4.3 years for office leases, respectively. The office leases are located in New York, New York and Los Angeles, California.
For the nine months ended September 30, 2025 and 2024, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Corporate Offices
Operating lease expense:
Fixed lease expense	$328	$315	$979	$944
Variable lease expense	—	—	—	—
	$328	$315	$979	$944
Total cash paid for office leases was $0.4 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $1.0 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
The operating lease liability for the office leases was determined using a weighted average discount rate of 2.4%. As of September 30, 2025, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices
Remainder of 2025	$328
2026	1,323
2027	1,339
2028	1,155
2029	574
2030 and thereafter	—
Total lease payments	4,719
Less: Present value discount	202
Operating lease liability (Note 6)	$4,517

For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of September 30, 2025, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
14. Segment Reporting
The Company presents its business through three operating and reportable segments described below and is how management views the business activities of the Company.
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior and mezzanine loans, and preferred equity interests as well as participations in such loans.
•Net Leased and Other Real Estate—direct investments in CRE with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of one investment with direct ownership in commercial real estate, with an emphasis on properties with stable cash flow, and

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
six additional properties that the Company acquired through foreclosure or deed-in-lieu of foreclosure and two properties that the Company consolidates as the primary beneficiary.
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
The following tables present the relevant financial information for the reportable segments for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended September 30, 2025
Interest income	$48,889	$—	$—	$48,889
Interest expense	(31,046)	(11)	(307)	(31,364)
Property and other income	—	32,748	2,301	35,049
Property operating expense	—	(19,675)	—	(19,675)
Transaction, investment and servicing expense	(616)	(23)	(215)	(854)
Interest expense on real estate	—	(5,170)	—	(5,170)
Depreciation and amortization	—	(7,155)	(33)	(7,188)
Increase of current expected credit loss reserve	(8,215)	—	—	(8,215)
Impairment of operating real estate	—	(2,509)	—	(2,509)
Compensation and benefits	—	—	(8,077)	(8,077)
Operating expense	9	(1)	(2,865)	(2,857)
Other gain, net	—	538	—	538
Income (loss) before income taxes	9,021	(1,258)	(9,196)	(1,433)
Income tax benefit (expense)	(86)	244	(29)	129
Net income (loss)	$8,935	$(1,014)	$(9,225)	$(1,304)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended September 30, 2024
Interest income	$59,166	$352	$69	$59,587
Interest expense	(38,487)	(68)	(307)	(38,862)
Property and other income	—	25,884	2,680	28,564
Property operating expense	—	(8,431)	—	(8,431)
Transaction, investment and servicing expense	(392)	52	115	(225)
Interest expense on real estate	—	(6,747)	—	(6,747)
Depreciation and amortization	—	(10,068)	(19)	(10,087)
Increase of current expected credit loss reserve	(1,001)	—	—	(1,001)
Compensation and benefits	—	—	(8,191)	(8,191)
Operating expense	(4)	(7)	(2,968)	(2,979)
Other gain, net	—	37	—	37
Income (loss) before income taxes	19,282	1,004	(8,621)	11,665
Income tax expense	—	(244)	—	(244)
Net income (loss)	$19,282	$760	$(8,621)	$11,421

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Nine Months Ended September 30, 2025
Interest income	$145,461	$42	$135	$145,638
Interest expense	(94,453)	(146)	(911)	(95,510)
Property and other income	—	95,423	6,364	101,787
Property operating expense	—	(46,293)	—	(46,293)
Transaction, investment and servicing expense	(1,455)	(73)	(518)	(2,046)
Interest expense on real estate	—	(18,499)	—	(18,499)
Depreciation and amortization	—	(28,249)	(97)	(28,346)
Increase of current expected credit loss reserve	(8,562)	—	—	(8,562)
Impairment of operating real estate	—	(53,636)	—	(53,636)
Compensation and benefits	—	—	(26,700)	(26,700)
Operating expense	—	(4)	(9,044)	(9,048)
Other gain (loss), net	55	(3,132)	12	(3,065)
Income (loss) before income taxes	41,046	(54,567)	(30,759)	(44,280)
Income tax benefit (expense)	(220)	21,760	(29)	21,511
Net income (loss)	$40,826	$(32,807)	$(30,787)	$(22,769)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Nine Months Ended September 30, 2024
Interest income	$189,882	$382	$204	$190,468
Interest expense	(115,944)	(204)	(914)	(117,062)
Property and other income	157	76,447	8,264	84,868
Property operating expense	—	(24,980)	—	(24,980)
Transaction, investment and servicing expense	(1,096)	(18)	(124)	(1,238)
Interest expense on real estate	—	(20,278)	—	(20,278)
Depreciation and amortization	—	(29,338)	(92)	(29,430)
Increase of current expected credit loss reserve	(115,313)	—	—	(115,313)
Impairment of operating real estate	—	(45,216)	—	(45,216)
Compensation and benefits	—	—	(26,540)	(26,540)
Operating expense	(13)	(33)	(9,139)	(9,185)
Other gain, net	—	226	—	226
Loss before income taxes	(42,327)	(43,012)	(28,341)	(113,680)
Income tax expense	(42)	(649)	—	(691)
Net loss	$(42,369)	$(43,661)	$(28,341)	$(114,371)
The following table presents total assets by segment as of September 30, 2025 and December 31, 2024 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other(1)	Total
September 30, 2025	$2,342,750	$844,123	$117,583	$3,304,456
December 31, 2024	2,533,770	888,029	301,679	3,723,478
_________________________________________
(1)Includes PE Investments totaling $2.1 million and $2.2 million as of September 30, 2025 and December 31, 2024, respectively, and cash, unallocated receivables and deferred costs and other assets, net.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total income by geography:
United States	$83,938	$83,300	$237,928	$261,219
Norway	—	4,851	9,497	14,117
Total(1)	$83,938	$88,151	$247,425	$275,336

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2025	December 31, 2024
Long-lived assets by geography:
United States	$755,340	$649,728
Norway	—	174,865
Total(2)	$755,340	$824,593
_________________________________________
(1)Includes interest income and property and other income.
(2)Long-lived assets are comprised of real estate and real estate-related intangible assets, and exclude financial instruments and assets held for sale.

15. Earnings Per Share
The Company’s net loss and weighted average shares outstanding for the three and nine months ended September 30, 2025 and 2024, consist of the following (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(1,304)	$11,421	$(22,769)	$(114,371)
Net income (loss) attributable to noncontrolling interests:
Investment Entities	2,288	1,308	5,976	2,134
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$984	$12,729	$(16,793)	$(112,237)

Numerator:
Dividends allocated to participating securities (non-vested shares)	$(458)	$(439)	$(1,398)	$(1,489)
Net income (loss) attributable to common stockholders	$526	$12,290	$(18,191)	$(113,726)

Denominator:
Weighted average shares outstanding - basic(1)	126,940	127,515	127,089	127,609
Weighted average shares outstanding - diluted(2)	129,845	130,144	127,089	127,609

Net income (loss) per common share - basic	$0.00	$0.10	$(0.14)	$(0.89)
Net income (loss) loss per common share - diluted	$0.00	$0.09	$(0.14)	$(0.89)
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,865,399 and 2,742,917 of restricted stock awards as of September 30, 2025 and September 30, 2024, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income (loss) per common share.
(2)The calculation of diluted earnings per share for the nine months ended September 30, 2025 and nine months ended September 30, 2024, excludes the effect of weighted average unvested non-participating restricted shares of 2,874,546, and 2,698,185, respectively, as the effect would be antidilutive.
16. Subsequent Events
Dividends
In October 2025, the Company paid a quarterly cash dividend of $0.16 per share of its Class A common stock for the quarter ended September 30, 2025, to stockholders of record as of September 30, 2025.
Loan Originations
Subsequent to September 30, 2025, the Company originated three senior mortgage loan with a total commitment of $77.8 million.

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
•Net Leased and Other Real Estate—direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of one investment with direct ownership in commercial real estate, with an emphasis on properties with stable cash flow, six additional properties that we acquired through foreclosure or deed-in-lieu of foreclosure and two properties that we consolidate as the primary beneficiary.
•Corporate and Other—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility (the “Bank Credit Facility”) and compensation and benefits. It also includes a sub-portfolio of private equity funds.
Significant Developments
During the three months ended September 30, 2025, and through October 28, 2025, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•Declared and paid a second quarter dividend of $0.16 per share on October 15, 2025;
•As of the date of this report, we have approximately $280.0 million of liquidity, consisting of $87.0 million in cash and cash equivalents on hand and $165.0 million available on our Bank Credit Facility. This includes $28.0 million of approved but undrawn borrowings available on our master repurchase facilities; and
•Under our Stock Repurchase Program, we have repurchased 0.2 million shares of our Class A common stock for an aggregate cost of $1.0 million.
Our Portfolio
•Originated 10 senior mortgage loans with a total commitment of $221.6 million. We also originated one preferred equity investment with an existing borrower for a total commitment of $2.0 million;
•Received loan repayment proceeds of $108.8 million from eight loans;
•Recorded $17.9 million in specific current expected credit loss (“CECL”) reserves related to one senior loan that were also charged-off during the third quarter of 2025. At September 30, 2025, there were no specific CECL reserves on our consolidated balance sheet;
•Our general CECL reserves decreased by $9.7 million and our general CECL reserve for our outstanding loans and future loan funding commitments is $127.5 million, which is 5.17% of the aggregate commitment amount of our loan portfolio;
•Watchlist remains at five loans (loans with a risk ranking of 4) (refer to “Our Portfolio” for further discussion):
◦Removed one loan that was transferred to real estate owned;
◦Added one multifamily loan with an unpaid principal balance of $23.4 million;
•Placed one senior loan with a carrying value of $24.6 million on nonaccrual status;
•Recorded our share of GAAP impairment of $2.2 million and deconsolidated the assets and liabilities of one Pennsylvania office property for which an investment subsidiary’s mortgage note payable collateralized by the property was in default. The GAAP impairment charge had no impact on our Undepreciated Book Value, which had been previously written down to zero through non-GAAP impairment. Undepreciated Book Value is a non-GAAP financial measure. A reconciliation of these measures to GAAP book value is in the section “Non-GAAP Supplemental Financial Measures” below;
•Acquired a multifamily construction/development and an office property, respectively, through deeds-in-lieu of foreclosure; and
•Sold one multifamily property for gross proceeds of $36.1 million and recognized a realized gain of $0.5 million.
Financial Results
•Generated GAAP net income of $1.0 million, or $0.00 per basic share and $0.00 per diluted share, Distributable Earnings of $3.3 million or $0.03 per share and Adjusted Distributable Earnings of $21.2 million or $0.16 per share for the three months ended September 30, 2025. Distributable Earnings and Adjusted Distributable Earnings are non-GAAP financial measures. A reconciliation of these measures to net income/(loss) attributable to the Company’s common stockholders is in the section “Non-GAAP Supplemental Financial Measures” below.
Trends Affecting Our Business
Global Markets
Global markets pressure and uncertainties coming from the Administration’s tariff initiative, inflationary worries and geopolitical unrest continue to contribute to market volatility and impact CRE valuations. Additionally, high interest rates continue to negatively impact transaction activity in the real estate market and correspondingly the loan financing and refinancing opportunities. While the Federal Reserve lowered interest rates in the second half of 2024 and during the third quarter of 2025, it is uncertain as to if, when, how many and by how much subsequent interest rate cuts will be made during the remainder of 2025 and into 2026. To the extent certain of our borrowers are experiencing significant financial dislocation as a result of economic conditions, we have and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. The market for office properties was particularly negatively impacted by the COVID-19 pandemic and continues to experience headwinds driven by the normalization of work from home and hybrid work arrangements and elevated costs to operate or reconfigure office properties. Although “return to office” mandates are on the rise, the demand for office space generally remains lower than pre-COVID-19 pandemic levels and has driven rising vacancy rates, other than in Manhattan, NY. Given the continuing uncertainty in the office market, there is risk of future valuation impairment or investment loss on our loans secured by office properties. Similarly, these trends may impact our ability to manage debt covenant tests, maturity dates and/or seek suitable refinancing opportunities on certain of our office property equity investments, which may adversely impact valuation assessments and cash flow generated by such investments.
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

Our Portfolio
As of September 30, 2025, our portfolio consisted of 102 investments representing approximately $3.1 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 85 senior mortgage loans, mezzanine loans and preferred equity investments with a weighted average cash coupon of 3.5% and a weighted average all-in unlevered yield of 7.7%. Our net leased and other real estate consisted of approximately 5.3 million total square feet of space and total third quarter 2025 NOI of that portfolio was approximately $12.9 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of September 30, 2025, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	76	$2,305,887	$2,305,887	$634,210	$634,210
Mezzanine loans	2	47,647	47,647	47,647	47,647
Preferred equity	7	9,681	9,681	9,681	9,681
Subtotal	85	2,363,215	2,363,215	691,538	691,538
Net leased real estate	7	319,700	319,700	33,991	33,991
Other real estate	9	434,806	430,360	229,894	213,745
Private equity interests	1	2,115	2,115	2,115	2,115
Total/Weighted average Our Portfolio	102	$3,119,836	$3,115,390	$957,538	$941,389
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of September 30, 2025.
(3)Net carrying value represents carrying value less any associated financing as of September 30, 2025.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of September 30, 2025.
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
At September 30, 2025, our weighted average risk ranking remained unchanged at 3.1 compared to at June 30, 2025. During the third quarter of 2025, we had the following risk ranking activity for risk ranked 4 and 5 assets:
•One office loan with a risk ranking of 4 was resolved when the property was acquired through a deed-in-lieu of foreclosure and reclassified to real estate;
•Downgrades: one multifamily loan was downgraded to a risk ranking of 4 from a risk ranking of 3 (Austin, TX; $23.4 million unpaid principal balance.
Senior and Mezzanine Loans
The following tables provide a summary of our senior and mezzanine loans based on our internal risk rankings, collateral property type and geographic distribution as of September 30, 2025 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
3	80	$2,123,877	$47,647	$9,681	$2,181,205	92.3%
4	5	182,010	—	—	182,010	7.7%
	85	$2,305,887	$47,647	$9,681	$2,363,215	100.0%

Weighted average risk ranking						3.1
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of September 30, 2025.

		Carrying value (at BRSP share)(1)
Collateral property type	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
Multifamily	58	$1,439,665	$32,955	$9,515	$1,482,135	62.8%
Office	20	638,372	14,692	166	653,230	27.6%
Other (Mixed-use)(2)	5	191,637	—	—	191,637	8.1%
Industrial	2	36,213	—	—	36,213	1.5%
Total	85	$2,305,887	$47,647	$9,681	$2,363,215	100.0%
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of September 30, 2025.
(2)Other includes commercial and residential development assets.

		Carrying value (at BRSP share)(1)
Region	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
US West	31	$853,349	$32,955	$166	$886,470	37.5%
US Southwest	37	891,156	—	9,515	900,671	38.1%
US Northeast	8	313,426	14,692	—	328,118	13.9%
US Southeast	9	247,956	—	—	247,956	10.5%
Total	85	$2,305,887	$47,647	$9,681	$2,363,215	100.0%
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of September 30, 2025.

The following table provides asset level detail for our senior and mezzanine loans as of September 30, 2025 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Multifamily
Loan 1	Senior	4/8/2025	Oxnard, CA	$69,614	$70,000	Floating	2.3%	7.4%	4/9/2029	68%	3
Loan 2	Senior	5/17/2022	Las Vegas, NV	55,995	54,866	Floating	2.0%	6.1%	6/9/2027	74%	3
Loan 3	Senior	3/8/2022	Austin, TX	51,430	51,330	Floating	3.3%	7.4%	3/9/2027	75%	4
Loan 4	Senior	7/19/2021	Dallas, TX	50,937	50,763	Floating	3.4%	7.7%	8/9/2026	74%	3
Loan 5	Senior	5/26/2021	Las Vegas, NV	48,144	47,618	Floating	3.0%	8.8%	6/9/2026	89%	3
Loan 6	Senior	7/15/2021	Jersey City, NJ	41,886	41,779	Floating	3.1%	7.2%	8/9/2026	66%	3
Loan 7	Senior	3/31/2022	Louisville, KY	41,179	41,095	Floating	2.8%	6.9%	4/9/2027	70%	3
Loan 8	Senior	7/15/2021	Dallas, TX	40,338	40,338	Floating	3.2%	7.3%	8/9/2026	77%	3
Loan 9	Senior	3/31/2022	Long Beach, CA	39,976	39,976	Floating	3.4%	7.5%	4/9/2027	80%	3
Loan 10	Senior	7/12/2022	Irving, TX	38,394	38,379	Floating	3.6%	7.9%	8/9/2027	75%	3
Subtotal top 10 multifamily				$477,893	$476,144	20% of total loans

Loan 11	Senior	1/18/2022	Dallas, TX	$37,367	$37,247	Floating	3.5%	7.8%	2/9/2027	75%	3
Loan 12	Senior	12/21/2020	Austin, TX	37,000	37,000	Floating	3.2%	7.3%	1/9/2026	54%	3
Loan 13	Senior	1/12/2022	Los Angeles, CA	36,470	36,470	Floating	3.4%	7.5%	2/9/2027	76%	3
Loan 14	Senior	7/29/2021	Phoenix, AZ	33,325	33,325	Floating	3.4%	7.5%	8/9/2026	73%	3
Loan 15	Mezzanine	2/8/2022	Las Vegas, NV	32,955	32,955	Fixed	7.0%	12.0%	2/8/2027	57%-82%	3
Loan 16	Senior	2/20/2025	Las Vegas, NV	32,761	33,000	Floating	3.4%	8.0%	3/9/2030	59%	3
Loan 17	Senior	4/29/2021	Las Vegas, NV	30,898	30,896	Floating	3.2%	7.3%	5/9/2026	76%	3
Loan 18	Senior	2/17/2022	Long Beach, CA	30,533	30,533	Floating	3.4%	7.5%	3/9/2027	71%	3
Loan 19	Senior	4/15/2022	Mesa, AZ	30,160	30,160	Floating	3.4%	7.5%	5/9/2027	75%	3
Loan 20	Senior	2/13/2025	Las Vegas, NV	29,354	29,570	Floating	2.7%	7.3%	3/9/2030	70%	3
Subtotal top 20 multifamily				$808,716	$807,300	34% of total loans

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Loan 21	Senior	8/31/2021	Glendale, AZ	$28,889	$28,802	Floating	3.3%	7.4%	3/9/2027	85%	3
Loan 22	Senior	9/18/2025	Nashville, TN	28,639	28,939	Floating	2.6%	7.1%	10/9/2030	68%	3
Loan 23	Senior	9/26/2025	Nashville, TN	27,720	28,000	Floating	2.7%	7.3%	10/9/2030	65%	3
Loan 24	Senior	5/27/2021	Houston, TX	27,600	27,600	Floating	3.1%	7.2%	6/9/2026	66%	3
Loan 25	Senior	12/16/2021	Fort Mill, SC	27,366	27,366	Floating	3.3%	7.4%	1/9/2027	71%	3
Loan 26	Senior	12/21/2021	Phoenix, AZ	25,596	25,596	Floating	3.6%	7.7%	1/9/2027	75%	3
Loan 27	Senior	7/12/2022	Irving, TX	25,443	25,433	Floating	3.6%	7.9%	8/9/2027	72%	3
Loan 28	Senior	3/8/2022	Glendale, AZ	25,046	25,046	Floating	3.5%	7.6%	3/9/2027	73%	3
Loan 29	Senior	2/25/2025	Denver, CO	24,226	24,226	Floating	3.3%	7.9%	3/9/2028	68%	3
Loan 30	Senior	3/31/2022	Phoenix, AZ	24,021	24,001	Floating	3.7%	7.8%	4/9/2027	74%	3
Loan 31	Senior	11/4/2021	Austin, TX	23,478	23,429	Floating	3.4%	7.5%	11/9/2026	78%	4
Loan 32	Senior	1/10/2025	Lebanon, TN	22,422	22,500	Floating	3.4%	8.5%	2/9/2030	71%	3
Loan 33	Senior	6/22/2021	Phoenix, AZ	22,292	22,292	Floating	3.3%	7.4%	7/9/2026	71%	3
Loan 34	Senior	12/10/2024	Seattle, WA	22,254	22,408	Floating	2.8%	7.4%	1/9/2030	65%	3
Loan 35	Senior	7/1/2021	Aurora, CO	21,342	21,305	Floating	3.2%	7.4%	7/9/2026	73%	3
Loan 36	Senior	1/12/2022	Austin, TX	20,276	20,276	Floating	3.4%	7.5%	2/9/2027	76%	3
Loan 37	Senior	12/21/2021	Gresham, OR	20,235	20,235	Floating	2.8%	6.9%	7/9/2028	76%	3
Loan 38	Senior	8/14/2025	Dallas, TX	20,159	20,400	Floating	3.0%	7.6%	9/9/2030	59%	3
Loan 39	Senior	8/6/2021	La Mesa, CA	19,787	19,787	Floating	2.8%	6.9%	8/9/2028	72%	3
Loan 40	Senior	10/18/2024	Garland, TX	19,717	19,920	Floating	3.7%	8.1%	11/9/2029	70%	3
Loan 41	Senior	9/1/2021	Bellevue, WA	19,308	19,308	Floating	3.4%	7.5%	9/9/2026	75%	3
Loan 42	Senior	7/14/2021	Salt Lake City, UT	18,830	18,783	Floating	2.8%	6.9%	8/9/2028	67%	3
Loan 43	Senior	5/5/2022	Charlotte, NC	18,500	18,500	Floating	3.5%	7.6%	5/9/2027	70%	3
Loan 44	Senior	4/29/2022	Tacoma, WA	18,441	18,441	Floating	3.0%	7.1%	5/9/2027	64%	3
Loan 45	Senior	6/25/2021	Phoenix, AZ	17,650	17,650	Floating	3.2%	7.4%	7/9/2026	75%	3
Loan 46	Senior	9/16/2025	Glendale, AZ	17,329	17,505	Floating	2.6%	7.1%	10/9/2030	73%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Loan 47	Senior	5/5/2025	Dallas, TX	13,625	13,750	Floating	2.9%	7.5%	5/9/2030	65%	3
Loan 48	Senior	8/19/2025	Phoenix, AZ	13,551	13,688	Floating	2.7%	7.2%	9/9/2030	75%	3
Loan 49	Senior	7/3/2025	Northridge, CA	13,129	13,250	Floating	3.3%	7.9%	7/3/2030	74%	3
Loan 50	Senior	9/18/2025	Mobile, AL	13,090	13,250	Floating	2.8%	7.3%	10/9/2030	73%	3
Loan 51	Senior	11/22/2024	Garland, TX	12,279	12,399	Floating	3.5%	7.9%	12/9/2029	63%	3
Loan 52	Senior	3/8/2022	Glendale, AZ	11,664	11,664	Floating	3.5%	7.6%	3/9/2027	73%	3
Loan 53(6)	Preferred	5/9/2025	Mesa, AZ	1,819	1,837	Fixed	n/a(6)	15.0%	5/9/2027	n/a	3
Loan 54(6)	Preferred	5/9/2025	Phoenix, AZ	1,656	1,670	Fixed	n/a(6)	15.0%	4/9/2027	n/a	3
Loan 55(6)	Preferred	5/9/2025	Phoenix, AZ	1,586	1,599	Fixed	n/a(6)	15.0%	1/9/2027	n/a	3
Loan 56(6)	Preferred	5/9/2025	Phoenix, AZ	1,581	1,594	Fixed	n/a(6)	15.0%	8/9/2026	n/a	3
Loan 57(6)	Preferred	5/9/2025	Glendale, AZ	1,463	1,479	Fixed	n/a(6)	15.0%	3/9/2027	n/a	3
Loan 58(6)	Preferred	5/9/2025	Phoenix, AZ	1,410	1,422	Fixed	n/a(6)	15.0%	7/9/2026	n/a	3
Total/Weighted average multifamily loans				$1,482,135	$1,482,650	63% of total loans	3.2%	7.6%	2.1 years		3.1

Office
Loan 59	Senior	1/19/2021	Phoenix, AZ	$73,870	$73,624	Floating	3.7%	8.3%	2/9/2026	71%	3
Loan 60	Senior	8/28/2018	San Jose, CA	73,571	73,571	Floating	4.9%	9.0%	2/28/2027	81%	3
Loan 61	Senior	2/13/2019	Baltimore, MD	58,606	58,606	Floating	3.6%	7.7%	2/9/2027	74%	3
Loan 62	Senior	9/28/2021	Reston, VA	41,958	40,986	Floating	2.1%	6.2%	10/9/2026	71%	4
Loan 63	Senior	11/17/2021	Dallas, TX	40,526	40,526	Floating	4.0%	8.1%	12/9/2025	61%	4
Loan 64	Senior	4/27/2022	Plano, TX	38,516	38,438	Floating	4.1%	8.2%	5/9/2027	68%	3
Loan 65	Senior	5/23/2022	Plano, TX	38,495	38,413	Floating	4.3%	8.4%	6/9/2027	60%	3
Loan 66	Senior	4/7/2022	San Jose, CA	32,406	32,406	Floating	4.2%	8.3%	4/9/2027	67%	3
Loan 67	Senior	4/30/2021	San Diego, CA	32,252	32,252	Floating	3.6%	7.8%	5/9/2026	57%	3
Loan 68	Senior	10/21/2021	Blue Bell, PA	29,461	29,461	Floating	3.8%	7.9%	4/9/2026	78%	3
Subtotal top 10 office loans				$459,661	$458,283	19% of total loans

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Loan 69	Senior	3/31/2022	Blue Bell, PA	29,152	29,152	Floating	4.2%	8.3%	4/9/2026	81%	3
Loan 70	Senior	2/26/2019	Charlotte, NC	27,084	27,084	Floating	4.3%	8.4%	7/9/2026	70%	3
Loan 71	Senior	12/7/2018	Carlsbad, CA	26,788	26,410	Floating	3.9%	8.0%	12/9/2025	73%	3
Loan 72	Senior	7/30/2021	Denver, CO	23,300	23,300	Floating	5.0%	9.1%	8/9/2026	71%	3
Loan 73	Senior	8/27/2019	San Francisco, CA	22,716	22,716	Floating	2.9%	7.1%	9/9/2026	89%	3
Loan 74	Senior	10/13/2021	Burbank, CA	18,216	18,216	Floating	4.0%	8.1%	11/9/2026	51%	3
Loan 75	Senior	10/29/2020	Denver, CO	18,103	18,103	Floating	3.7%	7.8%	11/9/2025	64%	3
Loan 76(7)	Mezzanine	2/13/2023	Baltimore, MD	14,692	14,692	n/a(7)	n/a(7)	n/a(7)	2/9/2027	74%-75%	3
Loan 77	Senior	11/10/2021	Richardson, TX	13,352	13,320	Floating	4.1%	8.2%	12/9/2026	68%	3
Loan 78(8)	Preferred	9/9/2025	San Francisco, CA	166	166	Fixed	n/a(8)	20.0%	9/9/2026	n/a	3
Total/Weighted average office loans				$653,230	$651,442	28% of total loans	3.8%	7.9%	0.9 years		3.1

Other (Mixed-use)
Loan 79	Senior	10/24/2019	Brooklyn, NY	$79,308	$79,308	Floating	4.2%	8.3%	11/9/2025	74%	3
Loan 80	Senior	1/13/2022	New York, NY	46,090	46,090	Floating	3.5%	7.6%	2/9/2027	76%	3
Loan 81	Senior	5/3/2022	Brooklyn, NY	28,923	28,923	Floating	4.4%	8.5%	5/9/2027	68%	3
Loan 82	Senior	4/3/2024	South Pasadena, CA	21,428	21,428	Fixed	15.1%	15.1%	2/9/2027	28%	3
Loan 83	Senior	8/31/2021	Los Angeles, CA	15,888	15,888	Floating	4.6%	8.7%	9/9/2026	58%	3
Total/Weighted average other (mixed-use) loans				$191,637	$191,637		5.3%	9.0%	0.8 years		3.0

Industrial
Loan 84(9)	Senior	7/13/2022	Ontario, CA	$24,619	$24,619	n/a(9)	n/a(9)	n/a(9)	8/9/2027	66%	4
Loan 85	Senior	3/21/2022	Commerce, CA	11,594	11,594	Floating	3.3%	7.4%	4/9/2027	60%	3
Total/Weighted average industrial loans				$36,213	$36,213		1.0%	2.4%	1.8 years		3.7
Total/Weighted average senior and mezzanine loans - Our Portfolio				$2,363,215	$2,361,942		3.5%	7.7%	1.7 years		3.1

_________________________________________
(1)Represents carrying values at our share as of September 30, 2025 and excludes general CECL reserves.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include Secured Overnight Financing Rate (“SOFR”), which was 4.13% as of September 30, 2025.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment-in-kind interest income and the accrual of origination and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of September 30, 2025 for weighted average calculations.
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
(5)On a quarterly basis, our senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of September 30, 2025.
(6)Loans 53-58 have payment-in-kind provisions and accrue interest at 14%.
(7)Loan 76 was placed on nonaccrual status in April 2024; as such, no income is being recognized.
(8)Loan 78 has a payment-in-kind provision and accrues interest at 20%.
(9)Loan 84 was placed on nonaccrual status in September 2025; as such, no income is being recognized.
At September 30, 2025, our general CECL reserve for our outstanding loans and future loan funding commitments is $127.5 million, which is 5.17% of the aggregate commitment amount of our loan portfolio. This represents a decrease of $9.7 million from $137.2 million or 5.49% of the aggregate commitment amount of our loan portfolio at June 30, 2025. The decrease in our general CECL reserves was driven by the charge-off of reserves related to one loan that was acquired through deed-in-lieu of foreclosure. As a result, we have no specific CECL reserves at September 30, 2025.
Net Leased and Other Real Estate
Our net leased real estate investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity. As part of our net leased real estate strategy, we explore a variety of real estate investments including multi-tenant office, multifamily, student housing and industrial. Additionally, we have one other real estate investment through a joint venture with one partner. We also own six properties included in other real estate that were acquired through deeds-in-lieu of foreclosure and foreclosure and consolidate two properties after being deemed the primary beneficiary of the variable interest entity holding it.
As of September 30, 2025, $750.1 million or 24.1% of our assets were invested in net leased and other real estate properties and these properties were 79.7% occupied. The following table presents our net leased and other real estate investments as of September 30, 2025 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the three months ended September 30, 2025(3)(4)
Net leased real estate	7	$319,700	$7,806
Other real estate	9	430,360	5,130
Total/Weighted average net leased and other real estate	16	$750,060	$12,936
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of September 30, 2025; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.
(4)Other leased real estate includes $0.3 million of NOI related to one property that was sold during the third quarter of 2025.

The following table provides asset-level detail of our net leased and other real estate as of September 30, 2025:

	Collateral type	City, State	Number of properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)	Principal amount of debt(4)	Final debt maturity date
Net leased real estate
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	12.9	$200,000	Sep-33
Net lease 2	Office	Aurora, CO	1	183,529 RSF	100%	2.2	28,136	Aug-26
Net lease 3	Office	Indianapolis, IN	1	338,000 RSF	100%	5.3	20,893	Oct-27
Net lease 4(5)(6)	Retail	Various - U.S.	7	319,600 RSF	100%	2.3	27,181	Nov-26 & Mar-28
Net lease 5(5)	Retail	Keene, NH	1	45,471 RSF	100%	3.3	6,490	Nov-26
Net lease 6	Retail	South Portland, ME	1	52,900 RSF	100%	6.3	—	—
Net lease 7(5)	Retail	Fort Wayne, IN	1	50,000 RSF	100%	4.9	3,008	Nov-26
Total/Weighted average net leased real estate			14	3,776,843 RSF	100%	10.2	$285,708

Other real estate
Other real estate 1(7)	Hotel	San Jose, CA	1	541 Units	67%	n/a	$—	—
Other real estate 2(5)(8)	Office	Creve Coeur, MO	7	847,604 RSF	79%	3.7	92,748	Dec-28
Other real estate 3(7)	Multifamily/Pre-dev(9)	Santa Clara, CA	1	n/a	n/a	n/a	34,240	Jul-28
Other real estate 4	Multifamily	Arlington, TX	1	436 Units	58%	n/a	—	—
Other real estate 5(7)	Multifamily	Fort Worth, TX	1	354 Units	83%	n/a	—	—
Other real estate 6	Multifamily	Mesa, AZ	1	285 Units	86%	n/a	—	—
Other real estate 7(7)	Office	Long Island City, NY	1	220,872 RSF	31%	3.4	—	—
Other real estate 8(5)(7)	Office	Long Island City, NY	1	128,195 RSF	2%	4.4	—	—
Other real estate 9(7)	Office	Tualatin, OR	1	296,375 RSF	65%	3.1	—	—
Total/Weighted average other real estate			15	n/a	65%	3.7	$126,988

Total net leased and other real estate			29
_________________________________________
(1)Rentable square feet based on carrying value at our share as of September 30, 2025.
(2)Represents the percent leased as of September 30, 2025. Weighted average calculation based on carrying value at our share as of September 30, 2025.
(3)Based on in-place leases (defined as occupied and paying leases) as of September 30, 2025, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of September 30, 2025.
(4)Represents principal amount of debt at our share as of September 30, 2025.
(5)Represents a property where we recorded impairment during the nine months ended September 30, 2025 or year ended December 31, 2024. For Net lease 4, three individual properties were impaired.
(6)Net lease 4 consists of two separate mortgage notes.
(7)Property was acquired through foreclosure or deed-in-lieu of foreclosure.
(8)The current maturity date is December 2027, with a one-year extension available, subject to satisfaction of certain customary conditions set forth in the governing documents.
(9)Represents a multifamily construction/development project.

Results of Operations
The following table summarizes our portfolio results of operations for the three months ended September 30, 2025 and June 30, 2025 (dollars in thousands):

	Three Months Ended September 30,	Three Months Ended June 30,	Q3’25 vs Q2‘25	Increase (Decrease)
	2025	2025	Amount	%
Net interest income
Interest income	$48,889	$48,663	$226	0.5%
Interest expense	(31,364)	(31,935)	571	(1.8)%
Net interest income	17,525	16,728	797	4.8%

Property and other income
Property operating income	32,536	35,668	(3,132)	(8.8)%
Other income	2,513	1,593	920	57.8%
Total property and other income	35,049	37,261	(2,212)	(5.9)%

Expenses
Property operating expense	19,675	16,650	3,025	18.2%
Transaction, investment and servicing expense	854	562	292	52.0%
Interest expense on real estate	5,170	6,765	(1,595)	(23.6)%
Depreciation and amortization	7,188	10,607	(3,419)	(32.2)%
Increase of current expected credit loss reserve	8,215	582	7,633	1311.5%
Impairment of operating real estate	2,509	51,127	(48,618)	(95.1)%
Compensation and benefits	8,077	8,194	(117)	(1.4)%
Operating expense	2,857	2,976	(119)	(4.0)%
Total expenses	54,545	97,463	(42,918)	(44.0)%

Other income
Other gain (loss), net	538	(3,362)	3,900	(116.0)%
Loss before income taxes	(1,433)	(46,836)	45,403	(96.9)%
Income tax benefit	129	21,664	(21,535)	(99.4)%
Net loss	$(1,304)	$(25,172)	$23,868	(94.8)%

Comparison of Three Months Ended September 30, 2025 and June 30, 2025
Net Interest Income
Interest income
Interest income increased by $0.2 million to $48.9 million for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025. The increase was primarily due to $1.0 million from loan originations. This was partially offset by $0.7 million due to loan repayments.
Interest expense
Interest expense decreased by $0.6 million to $31.4 million for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025. The decrease was primarily due to $1.1 million from repayments on our master repurchase facilities, which was offset by $0.8 million due to the financing of newly originated loans.
Property and other income
Property operating income
Property operating income decreased by $3.1 million to $32.5 million for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025. The decrease was primarily driven by $8.2 million related to two deconsolidated subsidiaries and $0.9 million related to the sale of an office property offset by $6.1 million related to the properties that the Company acquired via foreclosure or deed-in-lieu of foreclosure.

Other income
Other income increased by $0.9 million to $2.5 million during the three months ended September 30, 2025, as compared to the three months ended June 30, 2025. The increase was primarily driven by interest earned on tax refunds received in the third quarter of 2025.
Expenses
Property operating expense
Property operating expense increased by $3.0 million to $19.7 million for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025. The increase was primarily driven by $5.8 million related to the properties that the Company acquired via foreclosure or deed-in-lieu of foreclosure offset by $1.8 million related to two deconsolidated subsidiaries.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $0.3 million to $0.9 million for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025. The increase was primarily due to higher deal-level expenses incurred during three months ended September 30, 2025.
Interest expense on real estate
Interest expense on real estate decreased by $1.6 million to $5.2 million for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025. The decrease was primarily driven by $2.0 million related to two deconsolidated subsidiaries offset by $0.4 million related to the multifamily construction/development project the Company acquired through a deed-in-lieu of foreclosure during the three months ended September 30, 2025.
Depreciation and amortization
Depreciation and amortization expense decreased by $3.4 million to $7.2 million for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025. The decrease was primarily driven by $2.4 million related to two deconsolidated subsidiaries and $1.6 million related to fully amortized intangible assets at four properties offset by $0.5 million related to the properties that the Company acquired via foreclosure or deed-in-lieu of foreclosure.
Increase of current expected credit loss reserve
During the three months ended September 30, 2025, we recorded a net increase in CECL reserves of $8.2 million. The increase was primarily driven by specific reserves of $17.9 million related to one office loan, which was subsequently charged off. This was offset by a net decrease in general reserves of $9.7 million.
During the three months ended June 30, 2025, we recorded a net increase in CECL reserves of $0.6 million. The increase was primarily driven by specific reserves of $19.5 million related to one multifamily loan and one hotel loan, both of which were subsequently charged off. The was offset by a net decrease in general reserves of $18.8 million.
Impairment of operating real estate
Impairment of operating real estate decreased by $48.6 million to $2.5 million for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025. We deconsolidated the assets and liabilities of the Pennsylvania office during the three months ended September 30, 2025 and deconsolidated the assets and liabilities the Norwegian net lease office campus during the three months ended June 30, 2025.
Compensation and benefits
Compensation and benefits decreased by $0.1 million to $8.1 million for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025 primarily due to lower stock compensation expense.
Operating expense
Operating expense decreased by $0.1 million to $2.9 million for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025 primarily due to lower third-party costs incurred during the third quarter of 2025.

Other income
Other gain (loss), net
Other loss, net increased by $3.9 million to other gain, net of $0.5 million for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025. The increase is related to reclassification of $22.0 million of foreign currency translation loss offset by $18.6 million of designated hedge gains from accumulated other comprehensive income following the resolution of our Norwegian net lease office campus in the second quarter of 2025.
Income tax benefit
Income tax benefit decreased by $21.5 million to $0.1 million for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025. This is related to a deferred tax liability write-off when an investment subsidiary reached a maturity default on its bond financing collateralized by the Norwegian net lease office campus. Following the maturity default, the lenders exercised remedies and took control by equity pledge of the underlying investment subsidiary during the three months ended June 30, 2025.

The following table summarizes our portfolio results of operations for the nine months ended September 30, 2025 and September 30, 2024 (dollars in thousands):

	Nine Months Ended September 30,	Nine Months Ended September 30,	YTD 2025 vs YTD 2024	Increase (Decrease)
	2025	2024	Amount	%
Net interest income
Interest income	$145,638	$190,468	$(44,830)	(23.5)%
Interest expense	(95,510)	(117,062)	21,552	(18.4)%
Net interest income	50,128	73,406	(23,278)	(31.7)%

Property and other income
Property operating income	95,063	76,334	18,729	24.5%
Other income	6,724	8,534	(1,810)	(21.2)%
Total property and other income	101,787	84,868	16,919	19.9%

Expenses
Property operating expense	46,293	24,980	21,313	85.3%
Transaction, investment and servicing expense	2,046	1,238	808	65.3%
Interest expense on real estate	18,499	20,278	(1,779)	(8.8)%
Depreciation and amortization	28,346	29,430	(1,084)	(3.7)%
Increase of current expected credit loss reserve	8,562	115,313	(106,751)	(92.6)%
Impairment of operating real estate	53,636	45,216	8,420	18.6%
Compensation and benefits	26,700	26,540	160	0.6%
Operating expense	9,048	9,185	(137)	(1.5)%
Total expenses	193,130	272,180	(79,050)	(29.0)%

Other income
Other gain (loss), net	(3,065)	226	(3,291)	(1456.2)%
Loss before income taxes	(44,280)	(113,680)	69,400	(61.0)%
Income tax benefit (expense)	21,511	(691)	22,202	(3213.0)%
Net loss	$(22,769)	$(114,371)	$91,602	(80.1)%
Comparison of Nine Months Ended September 30, 2025 and Nine Months Ended September 30, 2024
Net Interest Income
Interest income
Interest income decreased by $44.8 million to $145.6 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily due to $27.1 million related to loan repayments, $18.4 million related to loans that were consolidated as real estate and $13.4 million due to a decrease in interest rates. This was partially offset by $14.5 million due to loan originations.
Interest expense
Interest expense decreased by $21.6 million to $95.5 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily due to $14.9 million due to paydowns on financings, $5.2 million from the net impact of the BRSP 2024-FL2 issuance and the unwinding of the CLNC 2019-FL1 securitization trust following the redemption of all outstanding securities thereunder and $12.0 million from proceeds from loan repayments that were used to amortize the securitization bonds in accordance with the securitization priority of repayments on BRSP 2021-FL1. This was partially offset by $11.1 million relating to draws on our master repurchase facilities.
Property and other income
Property operating income
Property operating income increased by $18.7 million to $95.1 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily driven by $30.4 million from 2024 and 2025 property acquisitions, offset by $8.4 million related to two deconsolidated subsidiaries and $2.1 million related to properties sold during 2024 and 2025.
Other income
Other income decreased by $1.8 million to $6.7 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily driven by lower income on money market investments.
Expenses
Property operating expense
Property operating expense increased by $21.3 million to $46.3 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily driven by $25.7 million from 2024 and 2025 property acquisitions, offset by $3.1 million related to properties sold during 2024 and 2025 and $1.3 million related to two deconsolidated subsidiaries.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $0.8 million to $2.0 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily due to higher deal-level expenses incurred during the nine months ended September 30, 2025.
Interest expense on real estate
Interest expense on real estate decreased by $1.8 million to $18.5 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This decrease was primarily driven by $2.5 million related to two deconsolidated subsidiaries, partially offset by $0.4 million related to 2024 and 2025 property acquisitions.
Depreciation and amortization
Depreciation and amortization expense decreased by $1.1 million to $28.3 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily driven by $3.5 million related to two deconsolidated subsidiaries and $2.7 million related to properties sold during 2025, partially offset by $5.8 million from 2024 and 2025 property acquisitions.
Increase of current expected credit loss reserve
During the nine months ended September 30, 2025, we recorded a net increase in CECL reserves of $8.6 million. The increase was primarily driven by a net increase in specific CECL reserves of $46.2 million partially offset by a net decrease in general reserves of $37.6 million. The increase in specific CECL reserves was attributable to two multifamily loans, one office loan and one hotel loan, all of which were charged off during the nine months ended September 30, 2025.
During the nine months ended September 30, 2024, we recorded a net increase in CECL reserves of $115.3 million. The increase was primarily driven by a net increase in general reserves of $87.3 million and net increase in specific CECL reserves of $28.0 million. The increase in our general CECL reserves was primarily driven by macroeconomic conditions, as well as specific inputs on certain office and multifamily properties utilized in our general CECL model. The specific CECL reserves related to two multifamily loans, one office loan and one development mezzanine loan, all of which were charged off during the nine months ended September 30, 2024.
Impairment of operating real estate
We recorded $53.6 million of impairment during the nine months ended September 30, 2025 related to our Norwegian net lease office campus and our Pennsylvania office property. We deconsolidated the assets and liabilities of both properties during the nine months ended September 30, 2025.
We recorded $45.2 million of impairment on three office properties following a reduction in the current expected holding period during the nine months ended September 30, 2024 in connection with the review and preparation of our quarterly financials.
Compensation and benefits
Compensation and benefits increased by $0.2 million to $26.7 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was driven by $1.3 million in stock compensation expense following a one-time vesting event in March 2025, offset by lower compensation costs.
Operating expense
Operating expense decreased by $0.1 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 primarily due lower third-party costs incurred during the nine months ended September 30, 2025.
Other income (loss)
Other gain (loss), net
Other gain, net decreased by $3.3 million to other loss, net of $3.1 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease is related to reclassification of $22.0 million of foreign currency translation loss offset by $18.6 million of designated hedge gains from accumulated other comprehensive income following the resolution of our Norwegian net lease office campus in the second quarter of 2025.
Income tax benefit (expense)
Income tax benefit increased by $22.2 million to $21.5 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This increase is related to a deferred tax liability write-off when an investment subsidiary reached a maturity default on its bond financing collateralized by our Norwegian net lease office campus. Following the maturity default, the lenders exercised remedies and took control by equity pledge of the underlying investment subsidiary.
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
The following tables present a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders (dollars and share amounts in thousands, except per share data) for the three months ended September 30, 2025, June 30, 2025, and March 31, 2025 and for the three months ended September 30, 2024, June 30, 2024 and March 31, 2024:

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$984	$(23,118)	$5,342
Adjustments:
Non-cash equity compensation expense	2,794	2,913	4,213
Depreciation and amortization	7,514	10,676	10,748
Net unrealized loss (gain):
Impairment of operating real estate, net of associated income tax benefit	2,509	28,820	—
Other unrealized loss on investments	—	3,361	2
General CECL reserves	(9,676)	(18,900)	(9,018)
(Gain) loss on sales of real estate, preferred equity and investments in unconsolidated joint ventures	(538)	—	239
Adjustments related to noncontrolling interests	(266)	(358)	(172)
Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$3,321	$3,394	$11,354
Distributable Earnings per share(1)	$0.03	$0.03	$0.09

Adjustments:
Specific CECL reserves	$17,891	$19,482	$8,782
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$21,212	$22,876	$20,136
Adjusted Distributable Earnings per share(1)	$0.16	$0.18	$0.16
Weighted average number of shares of Class A common stock(1)	129,845	130,186	129,860
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

Undepreciated Book Value Per Share
We believe that presenting Undepreciated Book Value per share is a more useful and consistent measure of the value of our current portfolio and operations for our investors as it enhances the comparability to our peers who do not hold similar real estate investments. Undepreciated Book Value per share excludes our share of accumulated depreciation and amortization on real estate investments (including related intangible assets and liabilities) and as of the quarter ended June 30, 2024, includes non-GAAP impairment of real estate and any related foreign currency translation. Non-GAAP impairment of real estate is a non-GAAP measure that reflects our share of a property’s carrying value on certain net leased and other real estate office properties whose non-recourse mortgages have matured or who have been placed in a cash flow sweep by their lender. Our ability to refinance at their maturity dates is burdened by the current interest rate environment, lenders’ aversion to finance or refinance office properties and/or associated improvements or paydowns potentially demanded at such properties. Loan maturity defaults can and have led to foreclosures. Cash flow sweeps restrict our ability to utilize earnings generated by a property. As such, we believe it is prudent to recognize impairments and exclude our share of the carrying value related to these properties.
The following table calculates our GAAP book value per share and Undepreciated Book Value per share ($ in thousands, except per share data):

	September 30, 2025	December 31, 2024
Stockholders’ equity excluding noncontrolling interests in investment entities	$976,413	$1,048,218
Accumulated depreciation and amortization	179,677	232,177
Non-GAAP impairment of real estate	(30,521)	(134,578)
Foreign currency translation	—	6,624
Undepreciated Book Value	$1,125,569	$1,152,441

GAAP book value per share	$7.53	$8.08
Accumulated depreciation and amortization per share	1.38	1.79
Non-GAAP impairment of real estate	(0.24)	(1.04)
Foreign currency translation	—	0.05
Undepreciated Book Value per share(1)	$8.68	$8.89
Total outstanding shares - Class A common stock	129,733	129,685
________________________________________
(1)Per share data may differ due to rounding.

	September 30, 2025	December 31, 2024
Impairment attributable to BrightSpire Capital, Inc.	$53,636	$54,211
Adjustments:
Current year non-GAAP impairment of operating real estate	(104,057)	134,578
Non-GAAP impairment as of prior fiscal year-end	134,578	—
Impairment attributable to BrightSpire Capital, Inc.	(53,636)	(54,211)
Non-GAAP impairment of real estate	$30,521	$134,578
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
The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three months ended September 30, 2025, June 30, 2025 and March 31, 2025 and for the three months ended September 30, 2024, June 30, 2024 and March 31, 2024:

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$984	$(23,118)	$5,342
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	292	(5,917)	(6,287)
Net loss attributable to noncontrolling interests in investment entities	(2,288)	(2,054)	(1,634)
Amortization of above-and below-market lease intangibles	180	1	59
Net interest expense	11	53	39
Interest expense on real estate	5,170	6,765	7,940
Other income	(213)	(86)	(34)
Transaction, investment and servicing expense	22	14	38
Depreciation and amortization	7,154	10,575	10,519
Impairment of operating real estate	2,509	51,127	—
Operating expense	1	1	1
Other (gain) loss on investments, net	(538)	3,428	742
Income tax (benefit) expense	(245)	(21,770)	254
NOI attributable to noncontrolling interest in investment entities	(103)	(277)	(267)
Total NOI, at share	$12,936	$18,742	$16,712
________________________________________
(1)Net (income) loss attributable to non-net leased and other real estate portfolios includes net (income) loss on our senior and mezzanine loans and preferred equity and corporate and other business segments.

	Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$12,729	$(67,860)	$(57,103)
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	(12,022)	24,942	56,456
Net loss attributable to noncontrolling interests in investment entities	(1,308)	(823)	(4)
Amortization of above- and below-market lease intangibles	9	143	112
Net interest income	(352)	(13)	(17)
Interest expense on real estate	7,896	6,748	6,782
Other income	167	(325)	(189)
Transaction, investment and servicing expense	(52)	84	122
Depreciation and amortization	10,069	8,917	10,353
Impairment of operating real estate	—	45,216	—
Operating expense	7	1	24
Other (gain) loss on investments, net	242	224	(150)
Income tax expense	244	164	240
NOI attributable to noncontrolling interest in investment entities	(299)	(330)	(307)
Total NOI, at share	$17,330	$17,088	$16,319
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $165.0 million secured revolving credit facility as of September 30, 2025, up to approximately $2.0 billion in secured revolving repurchase facilities, $1.0 billion in non-recourse securitization financing, $383.3 million in commercial mortgages and $34.2 million in other asset-level financing structures.
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

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	September 30, 2025	December 31, 2024
Debt-to-equity ratio(1)	2.1x	2.1x
_________________________________________
(1)Represents (i) total consolidated outstanding secured debt less cash and cash equivalents of $113.4 million and $302.2 million at September 30, 2025 and December 31, 2024, respectively to (ii) total equity, in each case, at period end.
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
The maximum amount available for borrowing at any time under the Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of September 30, 2025, the borrowing base valuation is sufficient to permit borrowings of up to the entire $165.0 million. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Credit Agreement terminates on January 31, 2026, at which time the OP may, at its election and by written notice to the Administrative Agent, extend the termination date for two additional terms of six months each, subject to the terms and conditions in the Credit Agreement, resulting in a latest termination date of January 31, 2027.
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
As of September 30, 2025, we were in compliance with all of our financial covenants under the Credit Agreement.
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
The following table presents a summary of our Master Repurchase Facilities and Bank Credit Facility as of September 30, 2025 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$600,000	$361,230	1.5	SOFR + 2.35%
Bank 2	600,000	118,350	4.5	SOFR + 1.93%
Bank 3	400,000	276,454	4.7	SOFR + 1.69%
Bank 4	400,000	22,637	4.1	SOFR + 1.90%
Total Master Repurchase Facilities	2,000,000	778,671

Bank Credit Facility	165,000	—	1.3	SOFR + 2.25%

Total Facilities	$2,165,000	$778,671
_________________________________________
(1)All facilities utilize Term SOFR at September 30, 2025.
The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities and Bank Credit Facility (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
September 30, 2025	$784,202	$778,671	$823,583
June 30, 2025	761,613	789,729	791,532
March 31, 2025	759,339	733,494	818,603
December 31, 2024	816,782	785,183	848,381
September 30, 2024	923,540	848,381	987,017

June 30, 2024	1,015,107	998,699	1,031,514
March 31, 2024	1,092,119	1,031,516	1,121,264
The decrease in our end of period UPB from June 30, 2025 to September 30, 2025 was driven by financing paydowns during the period.
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
BRSP 2021-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. At September 30, 2025, we had $528.8 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of September 30, 2025, the securitization reflects an advance rate of 75.4% at a weighted average cost of funds of Term SOFR plus 1.72% (before transaction costs), and is collateralized by a pool of 19 senior loan investments.
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the nine months ended September 30, 2025 and September 30, 2024. While we continue to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
BRSP 2024-FL2
In August 2024, we executed a $675.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which resulted in the sale of $583.9 million of the 2024-FL2 Notes.
BRSP 2024-FL2 included a six-month ramp-up acquisition period that allowed us to contribute existing or newly originated loan investments in exchange for $84.8 million in unused proceeds held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. BRSP 2024-FL2 also includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. As of September 30, 2025, the securitization reflects an advance rate of 86.5% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 27 senior loan investments. During the nine months ended September 30, 2025, we contributed existing or newly originated loan investments totaling $101.5 million, in exchange for a combination of reinvestment and unused proceeds. At September 30, 2025, the unused proceeds have been fully utilized and we had $675.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2024-FL2.
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the nine months ended September 30, 2025. While we continue to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.

Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of September 30, 2025. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$1,238	$413	$825	$—	$—
Secured debt(2)	1,309,060	721,507	194,613	164,531	228,409
Securitization bonds payable(3)	1,028,545	804,649	223,896	—	—
Ground lease obligations(4)	23,849	3,186	5,794	3,980	10,889
Office leases	4,719	1,320	2,685	714	—
	$2,367,411	$1,531,075	$427,813	$169,225	$239,298
Lending commitments(5)	105,469
Total	$2,472,880
_________________________________________
(1)Future interest payments were estimated based on the applicable index at September 30, 2025 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on Term SOFR at September 30, 2025.
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
During the nine months ended September 30, 2025, we repurchased 0.9 million shares of Class A common stock at a weighted average price of $5.30 per share for an aggregate cost of $5.0 million.
As of September 30, 2025, there was $46.1 million remaining available to make repurchases under the Stock Repurchase Program.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2025	2024	Change
Operating activities	$57,800	$78,701	$(20,901)
Investing activities	(88,066)	235,662	(323,728)
Financing activities	(198,683)	(237,540)	38,857
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
Our operating activities provided net cash inflows of $57.8 million and $78.7 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash provided by operating activities decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to lower net interest income recorded during the nine months ended September 30, 2025.
We believe cash flows from operations, available cash balances and our ability to generate cash through short and long-term borrowings are sufficient to fund our operating liquidity needs.
Investing Activities
Investing activities include cash outlays for disbursements on new and/or existing loans, which are partially offset by repayments of loans held for investment.
Investing activities used net cash of $88.1 million for the nine months ended September 30, 2025. Net cash used in investing activities during the nine months ended September 30, 2025 resulted primarily from origination and fundings on our loans and preferred equity held for investment, net of $356.6 million, partially offset by repayments on loans and preferred equity held for investment, net of $243.6 million and proceeds from the sale of real estate $39.6 million.
Investing activities generated net cash inflows of $235.7 million for the nine months ended September 30, 2024. Net cash provided by investing activities during the nine months ended September 30, 2024 resulted primarily from repayments on loans and preferred equity held for investment, net of $282.9 million partially offset by the origination and fundings on our loans and preferred equity held for investment, net of $47.2 million.
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
Financing activities used net cash of $198.7 million for the nine months ended September 30, 2025, which resulted primarily from repayment of credit facilities of $235.8 million, repayment of securitization bonds of $111.7 million and distributions paid on common stock of $62.4 million partially offset by borrowings from credit facilities of $229.3 million.
Financing activities used net cash of $237.5 million for the nine months ended September 30, 2024, which resulted primarily from repayment of credit facilities of $602.0 million, repayment of securitization bonds of $403.4 million and distributions paid on common stock of $78.3 million, partially offset by borrowings from securitization bonds of $582.5 million and borrowings from credit facilities $297.6 million.

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
We have utilized, and in the future may utilize, a variety of financial instruments on some of our investments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, there is exposure to the risk that the counterparties may cease making markets and quoting prices in such instruments, which may inhibit the ability to enter into an offsetting transaction with respect to an open position. Our profitability may be adversely affected during any period as a result of changing interest rates. At September 30, 2025, we held no derivative instruments.
As of September 30, 2025, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase or decrease interest income by $5.2 million annually, net of interest expense.
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
Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the nine months ended September 30, 2025, and through October 28, 2025, we have not received any margin calls under our Master Repurchase Facilities.
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
We had no foreign exchange contracts in place at September 30, 2025. The maturity dates of the prior instruments approximated the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may have resulted in an obligation for payment to or from the counterparty to the hedging agreement. We were exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we selected major international banks and financial institutions as counterparties and performed a quarterly review of the financial health and stability of our trading counterparties. No counterparty defaulted on its obligations when we held foreign exchange contracts.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the nine months ended September 30, 2025.
Purchases of Equity Securities by Issuer
The following table summarizes the repurchase of common stock for the three months ended September 30, 2025 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
July 1 - 31, 2025	—	$—	—	$—
August 1 - 31, 2025	181	5.33	181	46,126
September 1 - 30, 2025	—	—	—	—
Total	181	$5.33	181	$46,126
________________________________________
(1)In April 2025, the Company’s board of directors authorized a Stock Repurchase Program under which the Company may repurchase up to $50.0 million of its outstanding Class A common stock until April 30, 2026.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Dated: October 29, 2025

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)