Form 10-K
period 2025-12-31
BrightSpire Capital, Inc.
filed 2026-02-18
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, was approximately $650.6 million. As of February 17, 2026, BrightSpire Capital, Inc. had 128,627,246 shares of Class A common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our ability to manage and stabilize properties;
•deterioration in the performance of the properties securing our investments (including the impact of higher interest expense, depletion of interest and other reserves or payment-in-kind concessions in lieu of current interest payment obligations, population shifts and migration, or reduced demand for office, multifamily, hospitality or retail space) may cause deterioration in the performance of our investments and, potentially, principal losses to us;
•the fair value of our investments may be subject to uncertainties including impacts associated with inflationary trends, decisions, actions and inactions of the Federal government that cause instability, the volatility of interest rates and credit spreads increased market volatility affecting commercial real estate businesses and public securities;
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
•We invest in CRE securities, including CMBS, collateralized debt obligations (“CDOs”) and commercial real estate collateralized loan obligations (“CRE CLOs”), which entail certain heightened risks and are subject to losses.
•Inflation, along with government measures to control inflation, may have an adverse effect on our investments.
•Federal government decisions, actions and inactions regarding, among other things, Federal Reserve independence, immigration and tariffs, may adversely affect our business.
•Shifts in consumer patterns, market disruption caused by artificial intelligence, automation and logistics, and continuing variability in work from home policies influenced by advances in communication and information technology that affect the use of traditional retail, hotel and office space may have an adverse impact on the value of certain of our debt and equity investments.
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
•Any future operations in foreign countries would expose our business to risks inherent in conducting business in foreign markets.
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
•We may incur adverse tax consequences if NorthStar I or NorthStar II were to have failed to qualify as a REIT prior to the Mergers.
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
We are an internally-managed commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties. CRE debt investments primarily consist of senior mortgage loans, which is our primary investment strategy. Additionally, we may also selectively originate mezzanine loans and preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with our origination of corresponding senior mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes.
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
Our Investment Strategy
Our objective is to preserve and protect shareholder capital, while producing attractive risk-adjusted returns that drive capital appreciation. We believe our investment strategy provides flexibility through economic cycles to achieve attractive risk-adjusted returns. This approach is driven by a disciplined investment strategy, focused on:
•leveraging long standing relationships, our organizational structure and the experience of our team;
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
•Net Leased and Other Real Estate. We may occasionally invest directly in well-located commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. In addition, tenants of our properties typically pay rent increases based on fixed increases or additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term, net lease agreements generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.
Our operating and reportable segments include senior and mezzanine loans and preferred equity, net leased and other real estate, both of which are included in our target assets, and corporate and other.
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
Our Financing Strategy
We have a multi-pronged financing strategy that includes an up to $120 million secured revolving credit facility, up to approximately $2.1 billion in secured revolving repurchase facilities, $982.1 million in non-recourse securitization financing, $382.2 million in commercial mortgages and $34.1 million in other asset-level financing structures, in each case as of December 31, 2025.
In addition, we may use other forms of financing, including warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.
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
Human Capital Management
Experienced Management and Employees
On December 31, 2025, we had 46 full-time employees and one part-time employee. Our 47 employees are located throughout the United States as follows: 27 in New York, New York at our Headquarters, 16 in Los Angeles, California, one in Florida, two in Texas and one in Georgia.
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
While our investment strategy focuses primarily on investments in “performing” interests in real estate, our investment program may include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed bank loans and debt securities) or may involve investments that become “non-performing” following our origination or acquisition thereof. Certain of our investments may, therefore, include interests in real estate or specific securities of companies that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, distressed interests in real estate, securities of financially troubled or operationally troubled issuers or sponsors are more likely to go into default than performing interests or securities of other issuers or sponsors. Distressed interests in real estate, securities of financially troubled issuers or sponsors and operationally troubled issuers or sponsors are less liquid and more volatile than interests in real estate or securities of companies not experiencing financial difficulties. The market prices of such interests in real estate or securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the interests in real estate that become distressed or securities of financially troubled issuers and operationally troubled issuers or sponsors involves a high degree of credit and market risk.
In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructures. Identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and a substantial writedown of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests, either replacement “takeout” financing will not be available or market conditions may lead to sales or resolution options that subject us to losses.
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
We invest in commercial properties, including those subject to net leases, which could subject us to losses.
We invest in commercial properties, including those subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the tenant maintaining or renewing its lease and the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to maintain a property or maintain or renew its lease, we will be subject to all risks associated with owning the underlying real estate. Under many net leases, however, the owner of the property retains certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we were to fail to meet any such obligations, the applicable tenant could abate rent or terminate the applicable lease, which could result in a loss of our capital invested in, and anticipated profits from, the property.
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

We have and may continue to acquire properties through foreclosure or deed-in-lieu of foreclosure. These properties may have occupancy rates lower than the properties securing loans that we otherwise underwrite. We have and may exercise our right to foreclose on properties after evaluation of many factors in order to prevent further losses related to these properties and to preserve our investment. However, we may not be able to increase occupancy and the properties may never become stabilized, exposing us to further losses.
We may also acquire our direct real estate investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the Internal Revenue Service (the “IRS”) will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.
We may invest in CRE securities, including CMBS and CDOs and CRE CLOs, which entail certain heightened risks and are subject to losses.
We have invested and may invest in a variety of CRE securities, including CMBS, CDOs, CRE CLOs and other subordinate securities. The market for CRE securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance. For example, the equity interests of CDOs are illiquid and often must be held by a REIT. CRE securities such as CMBS may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. The value of CRE securities may change due to interest rates, credit spreads, as well as shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the CRE debt market as a whole. The exercise of remedies and successful realization of liquidation proceeds relating to CRE securities may be highly dependent upon the performance of the servicer or special servicer. Ratings for CRE securities can also adversely affect their value. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Non-recourse, non-mark-to-market nature of certain financings does not eliminate the risk of loss if the underlying collateral deteriorates in value.
Our investments in CMBS, CDOs and CRE CLOs are also subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS or CDO, there would be an increased risk of loss. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.
Adverse changes in general economic conditions could adversely impact our business, financial condition and results of operations.
Our business is closely tied to general economic conditions of the areas where our investments are located and in the real estate industry generally. As a result, our economic performance, the value of our CRE debt and debt-like investments, real estate and real estate-related investments, and our ability to implement our business strategies may be significantly and adversely affected by changes in economic conditions in the United States and in international geographic areas where we may invest in the future. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States and elsewhere as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, increased costs including due to tariffs, declining employment levels and changes in immigration policies, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession, public health crises, increasing political instability or uncertainty, or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. Declining real estate values could reduce our level of new loan originations and make borrowers less likely to service the principal and interest on our CRE debt investments. Slower than expected economic growth pressured by a strained labor market, could result in lower occupancy rates and lower lease rates across many property types, which could create obstacles for us to achieve our business plans. Unforeseen global events may create significant dislocation in the financial markets, which could impact our lenders’ willingness or ability to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.
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
Federal government decisions, actions and inactions regarding, among other things, Federal Reserve independence, immigration and tariffs, may adversely affect our business.
Recent public debate and legislative proposals concerning the independence of the Federal Reserve may contribute to increased market volatility, uncertainty regarding interest rate policy, and fluctuations in mortgage rates. Because our business depends on the availability and cost of mortgage and other debt financing, any significant changes to the Federal Reserve’s ability to set monetary policy independently could affect the valuation of our portfolio and our cost of capital.

Additionally, evolving immigration policies may impact demand for multi-family housing, particularly in markets with high immigrant populations. Restrictions or uncertainty related to immigration may reduce occupancy rates, rent growth, and overall demand for multi-family properties, which in turn could affect the performance of our investments.

Further, ongoing policy shifts regarding tariffs and international trade may contribute to broader economic uncertainty and negatively impact U.S. economic growth. Tariff-related disruptions could lead to increased costs for building materials, construction, and property operations, which may reduce the profitability and value of our investments.

Any or all of these factors could materially and adversely affect our business, results of operations and financial condition and our ability to pay distributions to our stockholders.
Shifts in consumer patterns, market disruption caused by artificial intelligence, automation and logistics, and continuing variability in work from home policies, influenced by advances in communication and information technology that affect the use of traditional retail, hotel and office space may have an adverse impact on the value of certain of our debt and equity investments.
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
The proliferation and impact of artificial intelligence, automation and logistics may change how real-estate related interests and operations are valued, used, operated and competed against. For example, the expansion of artificial intelligence and automation may lead to market disruption and obsolescence risks, valuation uncertainties, tenant and credit quality issues, technology adoption demands and capital expenditure burdens, data dependence and behavioral and market sentiment risks, any one or more of which could impact the value of our debt and equity investments and operations.

Technology and work from home policies have and will continue to impact the use of office space. The office market has seen a shift in the use of space due to the availability of practices such as telecommuting, videoconferencing and renting shared work spaces. These trends have led to more efficient workspace layouts and employees being able to work from home and, therefore, a decrease in square feet leased per employee. The continuing impact of technology could result in tenant downsizings upon renewal, or in tenants seeking office space outside of the typical central business district. These trends could continue to cause an increase in vacancy rates and a decrease in demand for new supply, and could impact the value of our debt and equity investments.
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
We are subject to significant competition for attractive investment opportunities from other financing institutions and investors, including those focused primarily on real estate and real estate-related investment activities, some of which have greater financial resources than we do, including publicly traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. Our competitors, including other REITs, may raise significant amounts of capital, and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. The adoption of new technological capabilities and enhancements (including artificial intelligence) to support strategic objectives may create competitive disadvantages, including a failure to achieve efficiencies achieved by our competitors, or the use/misuse of which may result in operational disruptions, reputation or legal liability exposure. Taken together, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we can. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. As we reinvest capital, we may not realize risk adjusted returns that are as attractive as those we have realized in the past. In addition, further changes in the financial regulatory regime could decrease the current restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them.
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
Except for customary non-recourse carve-outs for certain actions and environmental liability, most commercial mortgage loans are effectively non-recourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. In the event of any default under a commercial mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal of and accrued interest on the mortgage loan, which could materially and adversely affect us. There can be no assurance that the value of the assets securing our commercial mortgage loans will not deteriorate over time due to factors beyond our control, such as the asset volatility experienced during the COVID-19 pandemic. Even if a commercial mortgage loan is recourse to the borrower (or if a non-recourse carve-out to the borrower applies), in most cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a commercial mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower, there is no assurance that any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
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
Any investments that are not denominated in U.S. dollars subject us to currency rate exposure and may adversely impact our status as a REIT.
We may in the future have investments denominated in foreign currencies, which would expose us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A change in foreign currency exchange rates may have an adverse impact on the valuation of our equity in foreign investments and loans denominated in currencies other than the U.S. dollar. We may not be able to successfully hedge the foreign currency exposure and may incur losses on these investments as a result of exchange rate fluctuations.
In addition, changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.
Our recent operations in Europe and in the future, other foreign countries expose our business to risks inherent in conducting business in foreign markets.
A portion of our revenues have been and may be sourced from our foreign operations in Europe and elsewhere or other foreign markets. Accordingly, our firm-wide results of operations have depended and may in the future depend in part on our foreign operations. Conducting business abroad carries significant risks, including:
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
Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations. These concerns could materially adversely affect the value of our foreign assets and obligations.
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
As of December 31, 2025, our portfolio had $382.2 million of total mortgage financing. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability, result in losses and negatively impact the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
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
Pursuant to the IRS Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective stock dividend as a distribution of property under Section 301 of the Code (i.e., as a dividend to the extent of our earnings and profits), as long as at least 20% of the total dividend is available in cash and certain other requirements outlined in the revenue procedure are met.
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
•The fact that we own or have owned direct or indirect interests in one or more entities that have elected to be taxed as REITs under the U.S. federal income tax laws (each, a “Subsidiary REIT”), further complicates the application of the REIT requirements for us. Each Subsidiary REIT is subject to the various REIT qualification requirements that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.
•Our ability to satisfy the distribution and other requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or funds.
If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Additionally, we would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible one percent excise tax on certain stock repurchases. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. In addition, we would no longer be required to make distributions to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
We may incur adverse tax consequences if NorthStar I or NorthStar II were to have failed to qualify as a REIT prior to the Mergers.
In connection with the closing of NorthStar I and NorthStar II merging with and into the Company, (the “Mergers”), we received an opinion of counsel to each of NorthStar I and NorthStar II to the effect that it qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Mergers. Neither NorthStar I nor NorthStar II, however, requested a ruling from the IRS that it qualified as a REIT. If, notwithstanding these opinions, NorthStar I’s or NorthStar II’s REIT status for periods prior to the Mergers were successfully challenged, we would face serious adverse tax consequences that would substantially reduce our core funds from operations, and cash available for distribution, including cash available to pay dividends to our stockholders, because:
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
The maximum rate applicable to “qualified dividend income” paid by non-REIT “C” corporations to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs to those U.S. stockholders, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT’s dividends are attributable to dividends received by a REIT from taxable corporations (such as a taxable REIT subsidiary (“TRS”)), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gains dividends.” Those U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations, but still lower than the effective rate that applied prior to 2018, which is the first year that this special deduction for REIT dividends is available. Although the reduced rates applicable to dividend income from non-REIT “C” corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT “C” corporations that pay dividends, which could adversely affect the value of our common stock.
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
•certain of our assets and liabilities are marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income; and
•we generally must accrue income for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income.
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
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than qualified 75% asset test assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than qualified 75% asset test assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets (20% for taxable years between January 1, 2018 and December 31, 2025) can be represented by stock or securities of one or more TRSs. Debt instruments issued by “publicly offered REITs,” to the extent not secured by real property or interests in real property, qualify for the 75% asset test but the value of such debt instruments cannot exceed 25% of the value of our total assets. The compliance with these limitations, particularly given the nature of some of our investments, may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments that might not qualify for the 75% asset test. If we fail to comply with the REIT asset tests requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT.
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
We use our TRSs to hold assets and earn income that would not be qualifying assets or income if held or earned directly by us. Apart from the fact that income from those TRSs may be subject to U.S. federal, foreign, state and local income tax on their taxable income and only their after-tax net income is available for distribution to us, our use of the TRS for this purpose is subject to certain costs, risks and limitations:
•No more than 25% (20% for taxable years between January 1, 2018 and December 31, 2025) of the value of our gross assets may consist of stock or securities of one or more TRSs.
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
Laws, regulations, corporate responsibility and/or sustainability-related initiatives or other issues related to climate change could have a material adverse effect on us.
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
We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change, corporate responsibility and/or sustainability initiatives will affect our business, results of operations, liquidity and financial condition. These matters may subject us to regulator and reporting obligations that could impact the price of our common stock, cause us to incur added costs or expose us to new risks, such as the risk of scrutiny and criticism by sustainability detractors for the scope or nature of any sustainability-related initiatives or goals we may establish, which could have a material adverse effect on our reputation. Lastly, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These potential impacts may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures, any of which could increase our or our borrowers’ operating costs. Any of these matters could have a material adverse effect on us.
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
Regulators and intergovernmental institutions have considered the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally referring to credit intermediation involving entities and activities outside the regulated banking system and increased oversight and regulation of such entities. In the United States, the Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of the Secretary of the Treasury and representatives of all the major U.S. financial regulators, to collaborate among financial regulators and address potential risks to the stability of the U.S. financial system. The FSOC has the authority to review the activities of non-bank financial companies predominantly engaged in financial activities and designate those companies as “systemically important” for supervision by the Federal Reserve when the nature, scope, size, scale, concentration, interconnectedness or mix of the Company’s activities, or material financial distress at the Company, could pose a threat to the financial stability of the U.S. Compliance with any increased regulation of non-bank credit extension could require changes to certain of our business practices, negatively impact our operations, cash flows or financial condition or impose additional costs on us.
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

No Material Incidents. As of December 31, 2025, we have not had any known cybersecurity incidents or third-party incidents that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. During the prior three fiscal years, we are not aware of any cybersecurity or information security incidents that have materially affected us to date. We have not incurred any expenses due to material information security incident penalties or settlements. However, evolving cybersecurity threats make it increasingly challenging to anticipate, detect, and defend against cybersecurity threats and incidents. Refer to the risk factor “We are highly dependent on information systems and third-parties, and system failures or cybersecurity incidents incurred by us or the third-parties that we rely on could significantly disrupt our ability to operate our business.” in the section entitled “Risk Factors—Risks Related to Our Company and Our Structure” for more information regarding our cybersecurity risks.
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
Item 2. Properties
Information regarding our investment properties at December 31, 2025 are included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Net Leased and Other Real Estate” and “Item 15. Exhibits and Financial Statement Schedules—Schedule III. Real Estate and Accumulated Depreciation” of this Annual Report.
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
As of February 17, 2026, the closing price of our Class A common stock was $5.80 and we had approximately 128.6 million shares of Class A common stock outstanding held by a total of 2,538 holders of record. This figure does not reflect the beneficial ownership of shares held in nominee name.
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

Common Stock
2025
Ordinary income	$—
Return of capital	0.64
Total	$0.64

2024
Ordinary income	$0.25
Return of capital	0.51
Total	$0.76

2023
Ordinary income	$—
Return of capital	0.80
Total	$0.80
For the year ended December 31, 2025, we paid aggregate dividends of $83.0 million to our Class A common stockholders. The Board of Directors will evaluate dividends in future periods based upon customary considerations, including market conditions.
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
Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the year ended December 31, 2025.

Purchases of Equity Securities by Issuer
The following table summarizes the repurchase of Class A common stock for the three months ended December 31, 2025 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
October 1-31, 2025	—	$—	—	$—
November 1-30, 2025	1,082	5.39	1,082	40,299
December 1-31, 2025	24	5.70	24	40,164
Total	1,106	$5.39	1,106	$40,164
________________________________________
(1)In April 2025, the Company’s board of directors authorized a Stock Repurchase Program under which the Company may repurchase up to $50.0 million of its outstanding Class A common stock until April 30, 2026.

Stock Performance Graph
The following graph compares the cumulative total return on our Class A common stock with the cumulative total returns on the Russell 2000 Index (the “Russell 2000”) and the FTSE NAREIT All Mortgage Capped Index (the “FNMRC Index”), a published industry index from January 1, 2021 to December 31, 2025. The cumulative total return on our Class A common stock as presented is not necessarily indicative of future performance of our Class A common stock.

Comparison of Cumulative Total Shareholder Returns
$160
$140
$120
$100
$80
$60
$40
$20
Jan 2021
Mar 2021
Jun 2021
Sept 2021
Dec 2021
Mar 2022
Jun 2022
Sept 2022
Dec 2022
Mar 2023
Jun 2023
Sept 2023
Dec 2023
Mar 2024
Jun 2024
Sept 2024
Dec 2024
Mar 2025
Jun 2025
Sept 2025
Dec 2025
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
Introduction
We are an internally-managed commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties. CRE debt investments primarily consist of senior mortgage loans, which is our primary investment strategy. Additionally, we may also selectively originate mezzanine loans and preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with our origination of corresponding senior mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes.
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
•Net Leased and Other Real Estate. We may occasionally invest directly in well-located commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes. In addition, tenants of our properties typically pay rent increases based on fixed increases or additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term, net lease agreements generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.
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
•Net Leased and Other Real Estate—direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of one investment with direct ownership in commercial real estate, five additional properties that we acquired through foreclosure or deed-in-lieu of foreclosure and two properties that we consolidate as the primary beneficiary.
•Corporate and Other—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility (the “Bank Credit Facility”) and compensation and benefits. It also includes money market income on our cash balances and a sub-portfolio of private equity funds.
Significant Developments
During the three months ended December 31, 2025, and through February 17, 2026, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•On February 17, 2026, we closed a $955.0 million CLO transaction, BRSP 2026-FL3. We placed approximately $833.2 million of investment grade securities with institutional investors providing term financing on a non-mark-to-market, non-recourse basis. BRSP 2026-FL3 is collateralized by interests in 29 first-lien floating rate mortgages secured by 30 properties, with an 87.25% initial advance rate at a weighted average coupon at issuance of Term SOFR + 1.69%, before transaction costs. We also expect to redeem BRSP 2021-FL1 in February 2026 as part of the transaction. (See “Liquidity and Capital Resources” for more information);
•Amended our Bank Credit Facility with aggregate lender commitments of $120 million (See “Liquidity and Capital Resources” for more information);
•Amended our Bank 3 Master Repurchase Facility to increase the lender’s commitment from $400 million to $500 million (See “Liquidity and Capital Resources” for more information);
•Under our Stock Repurchase Program, we have repurchased 1.1 million shares of our Class A common stock for an aggregate cost of $6.0 million; and
•Declared and paid a fourth quarter dividend of $0.16 per share on January 15, 2026.

Our Portfolio
•We originated 16 senior mortgage loans for a total commitment of $533.8 million;
•Received loan repayment proceeds of $170.8 million from nine loans;
•We made significant progress resolving our watchlist (loans with a risk ranking of 4 or 5) and real estate owned properties:
◦Acquired one multifamily property through foreclosure;
◦Sold two office properties and generated aggregate gross proceeds of $44.0 million. We recognized a gain of $1.7 million and GAAP impairment of $6.3 million resulting from the sales; and
◦Executed a purchase and sale agreement to sell one office property that is expected to close in the first quarter of 2026 and expected to generate gross proceeds of approximately $28.0 million;
•As of February 17, 2026, our watchlist (loans with a risk ranking of 4 or 5) consisted of the following (refer to “Our Portfolio” for further discussion):
◦Two loans with a risk ranking of 5 and a total carrying value of $66.9 million are expected to be repaid in the first half of 2026, as the underlying collateral is under an executed purchase and sale agreement for one loan and under a letter of intent for one loan;
◦Two loans with a risk ranking of 4 with an aggregate unpaid principal balance of $66.2 million;
•As a result of our watchlist resolutions, we recorded $54.9 million in specific CECL reserves related to five senior loans that were charged off during the three months ended December 31, 2025. At December 31, 2025, there were no specific CECL reserves on our consolidated balance sheets; and
•Our general CECL reserve decreased by $39.4 million from September 30, 2025 to December 31, 2025. At December 31, 2025, our general CECL reserve for our outstanding loans and future loan funding commitments is $88.1 million, which is 3.15% of the aggregate commitment amount of our loan portfolio.

Financial Results
•Generated GAAP net loss of $14.4 million, or $(0.12) per basic and diluted share, Distributable Earnings (Loss) of $(35.5) million or $(0.28) per share and Adjusted Distributable Earnings of $19.3 million or $0.15 per share for the year ended December 31, 2025. Distributable Earnings and Adjusted Distributable Earnings are non-GAAP financial measures. A reconciliation of these measures to net income/(loss) attributable to the Company’s common stockholders is in the section “Non-GAAP Supplemental Financial Measures” below.
For the year ended December 31, 2025, and through February 17, 2026, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•On February 17, 2026, we closed a $955.0 million CLO transaction, BRSP 2026-FL3. We placed approximately $833.2 million of investment grade securities with institutional investors providing term financing on a non-mark-to-market, non-recourse basis. We also expect to redeem BRSP 2021-FL1 in February 2026 as part of the transaction. (See “Liquidity and Capital Resources” for more information);
•Amended our Bank Credit Facility with aggregate lender commitments of $120 million (See “Liquidity and Capital Resources” for more information);
•Amended our Bank 3 Master Repurchase Facility to increase the lender’s commitment from $400 million to $500 million (See “Liquidity and Capital Resources” for more information);
•Under our Stock Repurchase Program, we have repurchased 2.0 million shares of our Class A common stock for an aggregate cost of $11.0 million; and
•Declared total quarterly dividends of $0.64 per share during the year ended December 31, 2025.
Our Portfolio
•Originated 29 senior mortgage loans for a total commitment of $873.9 million;
•Received loan repayment proceeds of $405.1 million from 28 loans;
•Our CECL reserves decreased by $78.1 million and our general CECL reserve for our outstanding loans and future loan funding commitments is $88.1 million, which is 3.15% of the aggregate commitment amount of our loan portfolio (refer to “Results of Operations” for further discussion);
•Acquired four properties through foreclosure or deeds-in-lieu of foreclosure;
•Sold four properties that we previously acquired through foreclosure or deeds-in-lieu of foreclosure and generated aggregate gross proceeds of $85.6 million. We recognized a net gain of $1.1 million and GAAP impairment of $6.3 million resulting from the sales; and

•Deconsolidated the assets and liabilities of two office properties following the loss of control over two subsidiaries holding these investments. As a result, we recorded our share of GAAP impairment of $53.2 million and reversed our share of non-GAAP impairment of $94.7 million.
Financial Results
•Generated GAAP net loss of $31.1 million, or $(0.26) per basic and diluted share, Distributable Earnings (Loss) of $(17.5) million or $(0.13) per share and Adjusted Distributable Earnings of $83.6 million or $0.64 per share for the year ended December 31, 2025. Distributable Earnings and Adjusted Distributable Earnings are non-GAAP financial measures. A reconciliation of these measures to net income/(loss) attributable to the Company’s common stockholders is in the section “Non-GAAP Supplemental Financial Measures” below.
Trends Affecting Our Business
Global Markets
Global markets pressure and uncertainties coming from the Administration’s tariff initiative, inflationary worries and geopolitical unrest continue to contribute to market volatility and impact CRE valuations. Additionally, high interest rates continue to negatively impact transaction activity in the real estate market and correspondingly the loan financing and refinancing opportunities. While the Federal Reserve lowered interest rates three times in 2025, it is uncertain as to if, when, how many and by how much subsequent interest rate cuts will be made in 2026. To the extent certain of our borrowers are experiencing significant financial dislocation as a result of economic conditions, we have and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period. The market for office properties was particularly negatively impacted by the COVID-19 pandemic and continues to experience headwinds driven by the normalization of work from home and hybrid work arrangements and elevated costs to operate or reconfigure office properties. Other than in select cities such as Manhattan, NY, Dallas, TX, and more recently, San Francisco, CA, the demand for office space generally remains lower than pre-COVID-19 pandemic levels and has driven rising vacancy rates. Given the continuing uncertainty in the office market, there is risk of future valuation impairment or investment loss on our loans secured by office properties. Similarly, these trends may impact our ability to manage debt covenant tests, maturity dates and/or seek suitable refinancing opportunities on certain of our office property equity investments, which may adversely impact valuation assessments and cash flow generated by such investments.
While macroeconomic conditions continue to be challenged, we cannot predict whether they will in fact improve or even intensify. Due to the inherent uncertainty of these conditions, their impact on our business is difficult to predict and quantify.
Factors Impacting Our Operating Results
Our results of operations are affected by a number of factors and depend primarily on, among other things, the ability of the borrowers of our assets to service our debt as it is due and payable, the ability of our tenants to pay rent and other amounts due under their leases, our ability to actively and effectively service any sub-performing and non-performing loans and other assets we may have from time to time in our portfolio, the market value of our assets and the supply of, and demand for, CRE senior loans, mezzanine loans, preferred equity, net leased properties and our other assets, and the level of our net operating income (“NOI”). Our net interest income, which includes the amortization of origination and exit fees, varies primarily as a result of changes in market interest rates, prepayment rates and frequency on our CRE loans and the ability of our borrowers to make scheduled interest payments. Interest rates and prepayment rates vary according to the type of investment, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our net property operating income depends on our ability to maintain the historical occupancy rates of our real estate equity investments, lease currently available space and continue to attract new tenants.
Changes in fair value of our assets
We consider and treat our assets as long-term investments. As a result, we do not expect that changes in market value will impact our operating results. However, at least on a quarterly basis, we assess both our ability and intent to hold such assets for the long-term. As part of this process, we monitor our assets for impairment. In addition, we maintain an allowance for credit losses on our financial assets in accordance with the CECL methodology, which requires us to estimate expected credit losses over the life of our loans and recognize provisions for loan losses earlier in the lending cycle. A change in our ability and/or intent to continue to hold any of our assets, which includes the inability to modify, extend or refinance existing mortgage debt on our real estate portfolio, may result in our recognizing an impairment charge, an increase in our CECL reserves or realizing losses upon the sale of such investments.
Changes in market interest rates
With respect to our business operations, increases in interest rates, in general, may over time cause:

•the value of our fixed-rate investments to decrease;
•prepayments on certain assets in our portfolio to slow, thereby slowing the amortization of origination and exit fees;
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
•prepayments on certain assets in our portfolio to increase, thereby accelerating the amortization of origination and exit fees;
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

Our Portfolio
As of December 31, 2025, our portfolio consisted of 113 investments representing approximately $3.4 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 98 investments with a weighted average cash coupon of 3.4% and a weighted average all-in unlevered yield of 7.3%. Our net leased and other real estate consisted of approximately 4.8 million total square feet of space and total 2025 NOI of that portfolio was approximately $46.0 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of December 31, 2025, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	87	$2,617,833	$2,617,833	$666,962	$666,962
Mezzanine loans	2	49,069	49,069	49,069	49,069
Preferred equity	9	11,413	11,413	11,413	11,413
Subtotal	98	2,678,315	2,678,315	727,444	727,444
Net leased real estate	7	316,398	316,398	31,257	31,257
Other real estate	7	390,638	386,196	158,540	150,573
Private equity interests	1	2,115	2,115	2,115	2,115
Total/Weighted average Our Portfolio	113	$3,387,466	$3,383,024	$919,356	$911,389
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of December 31, 2025.
(3)Net carrying value represents carrying value less any associated financing as of December 31, 2025.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of December 31, 2025.
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
Loan Risk Rankings
In connection with developing the CECL reserve for our loans and preferred equity held for investment, we determine the risk ranking of each loan and preferred equity investment as a key credit quality indicator. The risk rankings are based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, borrower/sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, our loans and preferred equity held for investment are rated “1” through “5,” from less risk to greater risk, and the ratings are updated quarterly. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows:
1.Very Low Risk
2.Low Risk
3.Medium Risk

4.High Risk/Potential for Loss—A loan that has a high risk of realizing a principal loss.
5.Impaired/Loss Likely—A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.
At December 31, 2025, our weighted average risk ranking remained unchanged at 3.1 compared to at September 30, 2025. During the fourth quarter of 2025, we had the following risk ranking activity for risk ranked 4 and 5 assets:
•The following loans were downgraded to a risk ranking of 5;
◦One multifamily that was resolved in the first quarter of 2026 when the property was acquired through a foreclosure and reclassified to real estate;
◦One multifamily loan and one industrial loan that were both resolved in the first quarter of 2026 following repayment;
◦Two multifamily loans that are expected to repay in the first half of 2026, as the underlying collateral is under an executed purchase and sale agreement for one loan and a letter of intent for one loan.
•No loans were downgraded to a risk ranking of 4.
Senior and Mezzanine Loans
The following tables provide a summary of our senior and mezzanine loans based on our internal risk rankings, collateral property type and geographic distribution as of December 31, 2025 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
3	89	$2,399,043	$49,069	$10,327	$2,458,439	91.8%
4	4	65,123	—	1,086	66,209	2.5%
5(2)	5	153,667	—	—	153,667	5.7%
	98	$2,617,833	$49,069	$11,413	$2,678,315	100.0%

Weighted average risk ranking						3.1
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of December 31, 2025.
(2)Subsequent to December 31, 2025, three risk ranked 5 loans totaling $86.8 million of carrying value at our share were resolved.

		Carrying value (at BRSP share)(1)
Collateral property type	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
Multifamily	70	$1,760,134	$34,377	$10,024	$1,804,535	67.4%
Office	21	617,499	14,692	1,389	633,580	23.7%
Other (Mixed-use)(2)	6	218,200	—	—	218,200	8.1%
Industrial	1	22,000	—	—	22,000	0.8%
Total	98	$2,617,833	$49,069	$11,413	$2,678,315	100.0%
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of December 31, 2025.
(2)Other includes commercial and residential development assets.

		Carrying value (at BRSP share)(1)
Region	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
US West	34	$979,605	$34,377	$432	$1,014,414	37.9%
US Southwest	42	949,115	—	10,981	960,096	35.8%
US Northeast	9	326,223	14,692	—	340,915	12.7%
US Southeast	11	289,135	—	—	289,135	10.8%
US Midwest	2	73,755	—	—	73,755	2.8%
Total	98	$2,617,833	$49,069	$11,413	$2,678,315	100.0%
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of December 31, 2025.

The following table provides asset level detail for our senior and mezzanine loans as of December 31, 2025 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Multifamily
Loan 1	Senior	12/12/2025	Los Angeles, CA	$70,092	$70,800	Floating	2.4%	6.4%	1/9/2031	76%	3
Loan 2	Senior	4/8/2025	Oxnard, CA	69,806	70,000	Floating	2.3%	6.9%	4/9/2029	68%	3
Loan 3	Senior	5/17/2022	Las Vegas, NV	56,213	54,866	Floating	2.0%	5.7%	6/9/2027	74%	3
Loan 4	Senior	12/10/2025	St. Louis, MO	52,470	53,000	Floating	2.5%	6.7%	1/9/2031	68%	3
Loan 5	Senior	5/26/2021	Las Vegas, NV	48,317	47,685	Floating	3.0%	8.4%	6/9/2026	89%	3
Loan 6(6)	Senior	7/19/2021	Dallas, TX	45,200	44,963	Floating	3.4%	7.3%	8/9/2026	74%	5
Loan 7	Senior	7/15/2021	Jersey City, NJ	41,887	41,779	Floating	3.1%	6.8%	8/9/2026	70%	3
Loan 8	Senior	3/31/2022	Louisville, KY	41,206	41,096	Floating	2.8%	6.5%	4/9/2027	70%	3
Loan 9	Senior	12/30/2025	Madison, AL	41,085	41,500	Floating	2.5%	6.5%	1/9/2031	75%	3
Loan 10	Senior	7/15/2021	Dallas, TX	40,338	40,338	Floating	3.2%	6.9%	8/9/2026	76%	3
Subtotal top 10 multifamily				$506,614	$506,027	19% of total loans

Loan 11	Senior	11/6/2025	Mesa, AZ	$40,180	$40,623	Floating	2.6%	6.6%	11/9/2030	68%	3
Loan 12	Senior	3/31/2022	Long Beach, CA	39,976	39,976	Floating	3.4%	7.1%	4/9/2027	86%	3
Loan 13	Senior	7/12/2022	Irving, TX	38,418	38,379	Floating	3.6%	7.4%	8/9/2027	75%	3
Loan 14	Senior	12/21/2020	Austin, TX	37,000	37,000	Floating	3.2%	7.2%	1/9/2026	74%	3
Loan 15	Senior	1/12/2022	Los Angeles, CA	36,470	36,470	Floating	3.4%	7.0%	2/9/2027	76%	3
Loan 16	Senior	3/8/2022	Austin, TX	36,240	36,140	Floating	3.3%	6.9%	3/9/2027	75%	5
Loan 17	Mezzanine	2/8/2022	Las Vegas, NV	34,377	34,377	Fixed	7.0%	12.0%	2/8/2027	57%-82%	3
Loan 18	Senior	7/29/2021	Phoenix, AZ	33,326	33,326	Floating	3.4%	7.1%	8/9/2026	73%	3
Loan 19	Senior	2/20/2025	Las Vegas, NV	32,804	33,000	Floating	3.4%	7.6%	3/9/2030	59%	3
Loan 20	Senior	12/23/2025	Jackson, TN	32,670	33,000	Floating	3.0%	7.0%	1/9/2031	62%	3
Subtotal top 20 multifamily				$868,075	$868,318	32% of total loans

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Loan 21	Senior	10/14/2025	San Antonio, TX	$32,040	$32,340	Floating	2.6%	6.8%	11/9/2030	68%	3
Loan 22	Senior	4/29/2021	Las Vegas, NV	30,978	30,978	Floating	3.2%	6.9%	5/9/2026	76%	3
Loan 23	Senior	2/17/2022	Long Beach, CA	30,922	30,922	Floating	3.4%	7.0%	3/9/2027	71%	3
Loan 24	Senior	1/18/2022	Dallas, TX	30,640	30,481	Floating	3.5%	7.4%	2/9/2027	75%	5
Loan 25	Senior	4/15/2022	Mesa, AZ	30,160	30,160	Floating	3.4%	7.0%	5/9/2027	75%	3
Loan 26	Senior	2/13/2025	Las Vegas, NV	29,596	29,773	Floating	2.7%	6.8%	3/9/2030	70%	3
Loan 27	Senior	8/31/2021	Glendale, AZ	28,889	28,802	Floating	3.3%	7.0%	3/9/2027	79%	3
Loan 28	Senior	9/18/2025	Nashville, TN	28,659	28,939	Floating	2.6%	6.6%	10/9/2030	68%	3
Loan 29	Senior	9/26/2025	Nashville, TN	27,747	28,000	Floating	2.7%	6.9%	10/9/2030	65%	3
Loan 30	Senior	5/27/2021	Houston, TX	27,600	27,600	Floating	3.1%	6.8%	6/9/2026	77%	3
Loan 31	Senior	12/21/2021	Phoenix, AZ	25,596	25,596	Floating	3.6%	7.3%	1/9/2027	75%	3
Loan 32	Senior	7/12/2022	Irving, TX	25,459	25,433	Floating	3.6%	7.4%	8/9/2027	72%	3
Loan 33	Senior	3/8/2022	Glendale, AZ	25,046	25,046	Floating	3.5%	7.1%	3/9/2027	73%	3
Loan 34	Senior	2/25/2025	Denver, CO	24,851	24,851	Floating	3.3%	7.4%	3/9/2028	68%	3
Loan 35	Senior	11/4/2025	Santa Rosa, CA	24,122	24,404	Floating	2.8%	6.8%	12/9/2030	74%	3
Loan 36	Senior	3/31/2022	Phoenix, AZ	24,001	24,001	Floating	3.7%	7.3%	4/9/2027	74%	3
Loan 37	Senior	11/4/2021	Austin, TX	23,590	23,529	Floating	3.4%	7.1%	11/9/2026	78%	4
Loan 38	Senior	12/10/2024	Seattle, WA	22,851	22,976	Floating	2.8%	6.9%	1/9/2030	65%	3
Loan 39	Senior	1/10/2025	Lebanon, TN	22,480	22,500	Floating	3.4%	8.0%	2/9/2030	71%	3
Loan 40	Senior	6/22/2021	Phoenix, AZ	22,292	22,292	Floating	3.3%	7.0%	7/9/2026	71%	3
Loan 41	Senior	7/1/2021	Aurora, CO	21,342	21,305	Floating	3.2%	7.0%	7/9/2026	89%	3
Loan 42	Senior	12/19/2025	Minneapolis, MN	21,285	21,500	Floating	2.5%	6.7%	1/9/2031	65%	3
Loan 43	Senior	8/14/2025	Dallas, TX	20,806	21,017	Floating	3.0%	7.1%	9/9/2030	59%	3
Loan 44	Senior	1/12/2022	Austin, TX	20,276	20,276	Floating	3.4%	7.0%	2/9/2027	76%	3
Loan 45	Senior	12/21/2021	Gresham, OR	20,235	20,235	Floating	2.8%	6.4%	7/9/2028	76%	3
Loan 46	Senior	8/6/2021	La Mesa, CA	19,787	19,787	Floating	2.8%	6.4%	8/9/2028	72%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Loan 47	Senior	10/18/2024	Garland, TX	19,738	19,920	Floating	3.7%	7.7%	11/9/2029	70%	3
Loan 48	Senior	9/1/2021	Bellevue, WA	19,308	19,308	Floating	3.4%	7.1%	9/9/2026	75%	3
Loan 49	Senior	7/14/2021	Salt Lake City, UT	18,830	18,783	Floating	2.8%	6.4%	8/9/2028	67%	3
Loan 50	Senior	4/29/2022	Tacoma, WA	18,528	18,528	Floating	3.0%	6.6%	5/9/2027	64%	3
Loan 51	Senior	5/5/2022	Charlotte, NC	18,000	18,000	Floating	3.5%	7.2%	5/9/2027	68%	3
Loan 52	Senior	6/25/2021	Phoenix, AZ	17,650	17,650	Floating	3.2%	6.9%	7/9/2026	77%	3
Loan 53	Senior	11/20/2025	Los Angeles, CA	17,641	17,815	Floating	2.5%	6.7%	12/9/2030	59%	3
Loan 54	Senior	10/23/2025	Huntsville, AL	17,515	17,700	Floating	2.8%	7.0%	11/9/2030	55%	3
Loan 55	Senior	9/16/2025	Glendale, AZ	16,934	17,098	Floating	2.6%	6.6%	10/9/2030	71%	3
Loan 56	Senior	5/5/2025	Dallas, TX	13,644	13,750	Floating	2.9%	7.1%	5/9/2030	65%	3
Loan 57	Senior	8/19/2025	Phoenix, AZ	13,562	13,688	Floating	2.7%	6.7%	9/9/2030	75%	3
Loan 58	Senior	7/3/2025	Northridge, CA	13,145	13,250	Floating	3.3%	7.4%	7/3/2030	74%	3
Loan 59	Senior	9/18/2025	Mobile, AL	13,101	13,250	Floating	2.8%	6.8%	10/9/2030	73%	3
Loan 60	Senior	11/20/2025	Hoboken, NJ	12,378	12,500	Floating	2.4%	6.6%	12/9/2030	61%	3
Loan 61	Senior	11/22/2024	Garland, TX	12,292	12,399	Floating	3.5%	7.5%	12/9/2029	63%	3
Loan 62	Senior	3/8/2022	Glendale, AZ	11,664	11,664	Floating	3.5%	7.1%	3/9/2027	73%	3
Loan 63	Senior	12/19/2025	Mesa, AZ	11,257	11,387	Floating	2.8%	6.8%	1/9/2031	70%	3
Loan 64(7)	Preferred	5/9/2025	Mesa, AZ	1,892	1,904	Fixed	n/a(7)	15.0%	5/9/2027	n/a	3
Loan 65(7)	Preferred	5/9/2025	Phoenix, AZ	1,722	1,730	Fixed	n/a(7)	15.0%	4/9/2027	n/a	3
Loan 66(7)	Preferred	5/9/2025	Phoenix, AZ	1,649	1,657	Fixed	n/a(7)	15.0%	1/9/2027	n/a	3
Loan 67(7)	Preferred	5/9/2025	Phoenix, AZ	1,643	1,652	Fixed	n/a(7)	15.0%	8/9/2026	n/a	3
Loan 68(7)	Preferred	5/9/2025	Glendale, AZ	1,522	1,532	Fixed	n/a(7)	15.0%	3/9/2027	n/a	3
Loan 69(7)	Preferred	5/9/2025	Phoenix, AZ	1,466	1,473	Fixed	n/a(7)	15.0%	7/9/2026	n/a	3
Loan 70	Preferred	12/23/2025	Austin, TX	129	129	Fixed	n/a	15.0%	11/9/2026	n/a	4
Total/Weighted average multifamily loans				$1,804,535	$1,807,828	67% of total loans	3.0%	7.1%	2.5 years		3.1

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Office
Loan 71	Senior	1/19/2021	Phoenix, AZ	$74,380	$74,038	Floating	3.7%	7.9%	2/9/2026	71%	3
Loan 72	Senior	8/28/2018	San Jose, CA	73,571	73,571	Floating	4.9%	8.5%	2/28/2027	81%	3
Loan 73	Senior	2/13/2019	Baltimore, MD	58,606	58,606	Floating	3.6%	7.3%	2/9/2027	74%	3
Loan 74	Senior	11/17/2021	Dallas, TX	41,532	41,533	Floating	4.0%	7.7%	12/9/2026	61%	4
Loan 75	Senior	5/23/2022	Plano, TX	38,633	38,524	Floating	4.3%	7.9%	6/9/2027	60%	3
Loan 76	Senior	4/27/2022	Plano, TX	38,542	38,438	Floating	4.1%	7.8%	5/9/2027	68%	3
Loan 77	Senior	4/7/2022	San Jose, CA	32,406	32,406	Floating	4.2%	7.8%	4/9/2027	67%	3
Loan 78	Senior	4/30/2021	San Diego, CA	32,252	32,252	Floating	3.6%	7.3%	5/9/2026	73%	3
Loan 79	Senior	10/21/2021	Blue Bell, PA	29,625	29,625	Floating	3.8%	7.5%	4/9/2026	78%	3
Loan 80	Senior	3/31/2022	Blue Bell, PA	29,406	29,406	Floating	4.2%	7.8%	4/9/2026	81%	3
Subtotal top 10 office loans				$448,953	$448,399	17% of total loans

Loan 81	Senior	2/26/2019	Charlotte, NC	27,084	27,084	Floating	4.3%	7.9%	7/9/2026	70%	3
Loan 82	Senior	12/7/2018	Carlsbad, CA	26,758	26,380	Floating	3.9%	7.6%	12/9/2026	73%	3
Loan 83	Senior	7/30/2021	Denver, CO	23,300	23,300	Floating	5.0%	8.7%	8/9/2026	71%	3
Loan 84	Senior	8/27/2019	San Francisco, CA	22,716	22,716	Floating	2.9%	6.6%	9/9/2026	89%	3
Loan 85(8)	Senior	9/28/2021	Reston, VA	19,587	18,615	Floating	2.1%	5.8%	10/9/2026	71%	5
Loan 86	Senior	10/13/2021	Burbank, CA	18,216	18,216	Floating	4.0%	7.7%	11/9/2026	51%	3
Loan 87	Senior	10/29/2020	Denver, CO	17,523	17,523	Floating	3.7%	7.4%	11/9/2026	94%	3
Loan 88(9)	Mezzanine	2/13/2023	Baltimore, MD	14,692	14,692	n/a(9)	n/a(9)	n/a(9)	2/9/2027	74%-75%	3
Loan 89	Senior	11/10/2021	Richardson, TX	13,362	13,320	Floating	4.1%	7.8%	12/9/2026	68%	3
Loan 90(10)	Preferred	12/12/2025	Dallas, TX	957	957	Fixed	n/a(10)	15.0%	12/9/2026	n/a	4
Subtotal top 20 office loans				$633,148	$631,202	24% of total loans

Loan 91(11)	Preferred	9/9/2025	San Francisco, CA	432	432	Fixed	n/a(11)	20.0%	9/9/2026	n/a	3
Total/Weighted average office loans				$633,580	$631,634	24% of total loans	3.9%	7.6%	0.8 years		3.1

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q4 Risk ranking(5)

Other (Mixed-use)
Loan 92	Senior	10/24/2019	Brooklyn, NY	$79,308	$79,308	Floating	4.2%	7.8%	11/9/2026	74%	3
Loan 93	Senior	1/13/2022	New York, NY	46,090	46,090	Floating	3.5%	7.2%	2/9/2027	76%	3
Loan 94	Senior	5/3/2022	Brooklyn, NY	28,923	28,923	Floating	4.4%	8.0%	5/9/2027	68%	3
Loan 95	Senior	4/3/2024	South Pasadena, CA	24,139	24,138	Fixed	20.0%	20.0%	6/9/2026	28%	3
Loan 96	Senior	10/8/2025	Venice, CA	23,852	24,100	Floating	4.8%	8.9%	10/9/2030	67%	3
Loan 97	Senior	8/31/2021	Los Angeles, CA	15,888	15,888	Floating	4.6%	8.3%	9/9/2026	58%	3
Total/Weighted average other (mixed-use) loans				$218,200	$218,447		5.9%	9.2%	1.3 years		3.0

Industrial
Loan 98(12)	Senior	7/13/2022	Ontario, CA	$22,000	$22,000	n/a(12)	n/a(12)	n/a(12)	1/30/2026	66%	5
Total/Weighted average industrial loans				$22,000	$22,000		n/a	n/a	0.1 years		5.0
Total/Weighted average senior and mezzanine loans - Our Portfolio				$2,678,315	$2,679,909		3.4%	7.3%	2.0 years		3.1
_________________________________________
(1)Represents carrying values at our share as of December 31, 2025 and excludes general CECL reserves.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include Secured Overnight Financing Rate (“SOFR”), which was 3.69% as of December 31, 2025.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment-in-kind interest income and the accrual of origination and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of December 31, 2025 for weighted average calculations.
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
(5)On a quarterly basis, our senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of December 31, 2025.
(6)Subsequent to December 31, 2025, Loan 6 was resolved when the property was acquired through a foreclosure and reclassified to real estate.
(7)Loans 64-69 have payment-in-kind provisions and accrue interest at 14%.
(8)Subsequent to December 31, 2025, Loan 85 was resolved following repayment.
(9)Loan 88 was placed on nonaccrual status in April 2024; as such, no income is being recognized.
(10)Loan 90 has a payment-in-kind provision and accrues interest at 15%.
(11)Loan 91 has a payment-in-kind provision and accrues interest at 20%.
(12)Loan 98 was placed on nonaccrual status in September 2025; as such, no income is being recognized. Subsequent to December 31, 2025, Loan 98 was resolved following repayment.
At December 31, 2025, our general CECL reserve for our outstanding loans and future loan funding commitments is $88.1 million, which is 3.15% of the aggregate commitment amount of our loan portfolio. This represents a decrease of $39.4 million from $127.5 million or 5.17% of the aggregate commitment amount of our loan portfolio at September 30, 2025. The decrease in our general CECL reserves was driven by the charge-off of reserves related to five senior loans. As a result, we have no specific CECL reserves at December 31, 2025.
Net Leased and Other Real Estate
Our net leased real estate investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity. As part of our net leased real estate strategy, we explore a variety of real estate investments including multi-tenant office, multifamily and industrial. Additionally, we have one other real estate investment through a joint venture with one partner. We also own four properties included in other real estate that were acquired through deeds-in-lieu of foreclosure and foreclosure and consolidated two properties after being deemed the primary beneficiary of the variable interest entity holding it.
As of December 31, 2025, $702.6 million or 20.8% of our assets were invested in net leased and other real estate properties and these properties were 79.3% occupied. The following table presents our net leased and other real estate investments as of December 31, 2025 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the year ended December 31, 2025(3)(4)
Net leased real estate	7	$316,398	$31,139
Other real estate	7	386,196	14,884
Total/Weighted average net leased and other real estate	14	$702,594	$46,023
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of December 31, 2025; includes real estate tangible assets, deferred leasing costs and other intangible assets less intangible liabilities.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.
(4)NOI excludes $15.3 million related to four properties that were sold and two properties that were deconsolidated during the year ended December 31, 2025.
The following table provides asset-level detail of our net leased and other real estate as of December 31, 2025:

	Collateral type	City, State	Number of properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)	Undepreciated net book value(4)	Principal amount of debt(5)	Final debt maturity date
Net leased real estate
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	12.6	$92,156	$200,000	Sep-33
Net lease 2	Office	Aurora, CO	1	183,529 RSF	100%	1.9	26,661	27,958	Aug-26
Net lease 3	Office	Indianapolis, IN	1	338,000 RSF	100%	5.0	18,656	20,730	Oct-27
Net lease 4(6)(7)	Retail	Various - U.S.	7	319,600 RSF	100%	2.1	—	27,022	Nov-26 & Mar-28
Net lease 5(6)	Retail	Keene, NH	1	45,471 RSF	100%	3.1	—	6,445	Nov-26
Net lease 6	Retail	South Portland, ME	1	52,900 RSF	100%	6.1	4,730	—	—
Net lease 7(6)	Retail	Fort Wayne, IN	1	50,000 RSF	100%	4.7	—	2,987	Nov-26
Total/Weighted average net leased real estate			14	3,776,843 RSF	100%	10.0	$142,203	$285,142

Other real estate
Other real estate 1(8)	Hotel	San Jose, CA	1	541 Units	53%	n/a	$142,007	$—	—
Other real estate 2(6)(9)	Office	Creve Coeur, MO	7	847,604 RSF	80%	3.6	—	92,228	Dec-28
Other real estate 3(8)	Multifamily/Pre-dev(10)	Santa Clara, CA	1	n/a	n/a	n/a	5,682	34,078	Jul-28
Other real estate 4	Multifamily	Arlington, TX	1	436 Units	62%	n/a	39,383	—	—
Other real estate 5(8)	Multifamily	Fort Worth, TX	1	354 Units	85%	n/a	36,252	—	—
Other real estate 6	Multifamily	Mesa, AZ	1	285 Units	85%	n/a	31,792	—	—
Other real estate 7(6)(8)	Office	Long Island City, NY	1	128,195 RSF	2%	4.2	25,961	—	—
Total/Weighted average other real estate			13	n/a	62%	3.7	$281,077	$126,306

Total net leased and other real estate			27
_________________________________________
(1)Rentable square feet based on carrying value at our share as of December 31, 2025.
(2)Represents the percent leased as of December 31, 2025. Weighted average calculation based on carrying value at our share as of December 31, 2025.
(3)Based on in-place leases (defined as occupied and paying leases) as of December 31, 2025, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of December 31, 2025.

(4)Represents undepreciated book value at our share net of associated principal amounts of debt at our share as of December 31, 2025. Undepreciated book value per share is a non-GAAP financial measure. Refer to “Undepreciated Book Value Per Share” in “Non-GAAP Supplemental Measures” for further information.
(5)Represents principal amount of debt at our share as of December 31, 2025.
(6)Represents a property where we recorded impairment during the year ended December 31, 2025 or year ended December 31, 2024. For Net lease 4, three individual properties were impaired.
(7)Net lease 4 consists of two separate mortgage notes.
(8)Property was acquired through foreclosure or deed-in-lieu of foreclosure.
(9)The current maturity date is December 2027, with a one-year extension available, subject to satisfaction of certain customary conditions set forth in the governing documents.
(10)Represents a multifamily construction/development project.

Results of Operations
The following table summarizes our portfolio results of operations for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,		2025 vs 2024
	2025	2024	Change
Net interest income
Interest income	$194,888	$244,773	$(49,885)
Interest expense	(127,275)	(153,910)	26,635
Net interest income	67,613	90,863	(23,250)

Property and other income
Property operating income	127,649	102,443	25,206
Other income	8,050	11,589	(3,539)
Total property and other income	135,699	114,032	21,667

Expenses
Property operating expense	65,915	33,887	32,028
Transaction, investment and servicing expense	2,697	1,641	1,056
Interest expense on real estate	23,707	27,026	(3,319)
Depreciation and amortization	36,336	40,506	(4,170)
Increase of current expected credit loss reserve	24,001	135,798	(111,797)
Impairment of operating real estate	61,620	54,211	7,409
Compensation and benefits	34,986	34,644	342
Operating expense	12,067	11,867	200
Total expenses	261,329	339,580	(78,251)

Other income
Other gain (loss), net	(2,252)	228	(2,480)
Loss before equity in earnings of unconsolidated ventures and income taxes	(60,269)	(134,457)	74,188
Equity in earnings of unconsolidated ventures		—	—
Income tax benefit (expense)	21,501	(1,060)	22,561
Net loss	$(38,768)	$(135,517)	$96,749

Comparison of Year Ended December 31, 2025 and Year Ended December 31, 2024
Net Interest Income
Interest income
Interest income decreased by $49.9 million to $194.9 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily due to $34.4 million related to loan repayments, $16.3 million related to loans that were consolidated as real estate after acquiring legal title, $16.9 million due to a decrease in interest rates and $5.5 million related to two properties that were consolidated as real estate as the Company was deemed the primary beneficiary. The income associated with these two properties is now classified as property operating income. This was partially offset by $25.1 million related to loan originations.
Interest expense
Interest expense decreased by $26.6 million to $127.3 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily due to $20.2 million due to paydowns on financings, $6.2 million from the net impact of the BRSP 2024-FL2 issuance and the unwinding of the CLNC 2019-FL1 securitization trust following the redemption of all outstanding securities thereunder and $14.4 million from proceeds from loan repayments that were used to amortize the securitization bonds in accordance with the securitization priority of repayments on BRSP 2021-FL1. This was partially offset by $12.9 million relating to draws on our master repurchase facilities.

Property and other income
Property operating income
Property operating income increased by $25.2 million to $127.6 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily driven by $46.2 million from 2024 and 2025 property acquisitions, partially offset by $16.3 million related to two deconsolidated subsidiaries and $3.5 million related to properties sold during 2024 and 2025.
Other income
Other income decreased by $3.5 million to $8.0 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily driven by lower money market income of $4.6 million partially offset by a tax refund of $0.7 million.
Expenses
Property operating expense
Property operating expense increased by $32.0 million to $65.9 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily driven by $39.1 million from 2024 and 2025 property acquisitions, partially offset by $3.8 million related to properties sold during 2024 and 2025 and $2.9 million related to two deconsolidated subsidiaries.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $1.1 million to $2.7 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to higher deal-level expenses incurred during the year ended December 31, 2025.
Interest expense on real estate
Interest expense on real estate decreased by $3.3 million to $23.7 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This decrease was primarily driven by $4.5 million related to two deconsolidated subsidiaries, partially offset by $0.9 million related to 2024 and 2025 property acquisitions.
Depreciation and amortization
Depreciation and amortization expense decreased by $4.2 million to $36.3 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily driven by $6.0 million related to two deconsolidated subsidiaries and $3.1 million related to properties sold during 2025, partially offset by $6.7 million from 2024 and 2025 property acquisitions.
Increase of current expected credit loss reserve
During the year ended December 31, 2025, we recorded a net increase in CECL reserves of $24.0 million. The increase was primarily driven by a net increase in specific CECL reserves of $101.0 million partially offset by a net decrease in general reserves of $77.0 million. The increase in specific CECL reserves was attributable to five multifamily loans, three office loans, one hotel loan and one industrial loan, all of which were charged off during the year ended December 31, 2025.
During the year ended December 31, 2024, we recorded a net increase in CECL reserves of $135.8 million, which is comprised of $97.8 million of general reserves and $38.0 million of specific reserves. The increase in our general CECL reserve was primarily driven by the macroeconomic conditions, as well as specific inputs utilized in our general CECL model, such as net operating income, occupancy and collateral value. The increase in specific CECL reserves was attributable to three multifamily loans, two office loans and a development mezzanine loan, all of which were charged off during the year ended December 31, 2024.

Impairment of operating real estate
During the year ended December 31, 2025, we recorded total impairment of $61.6 million. This included $53.6 million of impairment related to the deconsolidation of our Norwegian net lease office campus and our Pennsylvania office property. We recorded impairment of $6.3 million related to the sale of one office property during the fourth quarter of 2025 and we also recorded an impairment charge of $1.6 million related to one office property following the execution of a purchase and sale agreement in January 2026. The impairment charge was based on the expected proceeds to be received from the sale.
During the year ended December 31, 2024, we recorded impairment of $54.2 million on four office properties following a reduction in the current expected holding period in connection with the review and preparation of our quarterly financials.
Compensation and benefits
Compensation and benefits increased by $0.3 million to $35.0 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was driven by $1.2 million of increased stock compensation expense following a one-time vesting event in March 2025, offset by lower compensation costs of $1.1 million.
Operating expense
Operating expense increased by $0.2 million to $12.1 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. primarily due to higher third-party costs incurred during the year ended December 31, 2025.
Other income (loss)
Other gain (loss), net
We recorded other loss, net of $2.3 million for the year ended December 31, 2025, as compared to other gain, net of $0.2 million for the year ended December 31, 2024. The loss is related to reclassification of $22.0 million of foreign currency translation loss offset by $18.6 million of designated hedge gains from accumulated other comprehensive income following the resolution of our Norwegian net lease office campus in the second quarter of 2025.
Income tax benefit (expense)
Income tax expense decreased by $22.6 million to a benefit of $21.5 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase is related to a $22.3 million deferred tax liability write-off when an investment subsidiary reached a maturity default on its bond financing collateralized by our Norwegian net lease office campus. Following the maturity default, the lenders exercised remedies and took control by equity pledge of the underlying investment subsidiary.
Comparison of Year Ended December 31, 2024 and Year Ended December 31, 2023
The comparison of our results of operations for the years ended December 31, 2024 and 2023 can be found in our annual report on Form 10-K for the year ended December 31, 2024 located within “Results of Operations” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition, which is incorporated by reference herein.
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
The following tables present a reconciliation of net income (loss) attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders (dollars and share amounts in thousands, except per share data) for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(31,148)	$(131,979)	$(15,549)
Net loss per common share - basic and diluted	$(0.26)	$(1.05)	$(0.12)
Adjustments:
Non-cash equity compensation expense	12,836	11,649	14,056
Depreciation and amortization	37,157	41,082	32,050
Net unrealized loss (gain):
Impairment of operating real estate, net of associated income tax benefit	39,313	54,211	7,590
Other unrealized loss on investments	3,365	125	1,747
General CECL reserves	(77,008)	97,767	26,983
Gain on sales of real estate, preferred equity and investments in unconsolidated joint ventures	(1,112)	(144)	—
Adjustments related to noncontrolling interests	(862)	(1,552)	(805)
Distributable Earnings (Loss) attributable to BrightSpire Capital, Inc. common stockholders	$(17,459)	$71,159	$66,072
Distributable Earnings (Loss) per share(1)	$(0.13)	$0.55	$0.51

Adjustments:
Specific CECL reserves	$101,009	$38,031	$81,166
Fair value adjustments	—	—	(9,055)
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$83,550	$109,190	$138,183
Adjusted Distributable Earnings per share(1)	$0.64	$0.84	$1.06
Weighted average number of shares of Class A common stock(1)	129,756	130,150	129,794
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
The following table calculates our GAAP book value per share and Undepreciated Book Value per share ($ in thousands, except per share data):

	December 31, 2025	December 31, 2024
Stockholders’ equity excluding noncontrolling interests in investment entities	$938,432	$1,048,218
Accumulated depreciation and amortization	180,937	232,177
Non-GAAP impairment of real estate	(33,617)	(134,578)
Foreign currency translation	—	6,624
Undepreciated Book Value	$1,085,752	$1,152,441

GAAP book value per share	$7.30	$8.08
Accumulated depreciation and amortization per share	1.41	1.79
Non-GAAP impairment of real estate	(0.26)	(1.04)
Foreign currency translation	—	0.05
Undepreciated Book Value per share(1)	$8.44	$8.89
Total outstanding shares - Class A common stock	128,627	129,685
________________________________________
(1)Per share data may differ due to rounding.

	December 31, 2025	December 31, 2024
Impairment attributable to BrightSpire Capital, Inc.	$61,620	$54,211
Adjustments:
Current year non-GAAP impairment of operating real estate	(100,961)	134,578
Non-GAAP impairment as of prior fiscal year-end	134,578	—
Impairment attributable to BrightSpire Capital, Inc.	(61,620)	(54,211)
Non-GAAP impairment of real estate	$33,617	$134,578
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
The following tables present a reconciliation of net income (loss) on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(31,148)	$(131,979)	$(15,549)
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	(779)	79,127	14,426
Net loss attributable to noncontrolling interests in investment entities	(7,620)	(3,538)	(70)
Amortization of above-and below-market lease intangibles	324	287	(126)
Net interest expense	116	(69)	(71)
Interest expense on real estate	23,707	29,117	26,024
Other income	(934)	(380)	(437)
Transaction, investment and servicing expense	70	32	317
Depreciation and amortization	36,206	40,381	33,321
Impairment of operating real estate	61,620	54,211	7,590
Operating expense	40	64	95
Other loss on investments, net	2,245	682	1,660
Income tax (benefit) expense	(21,761)	961	527
NOI attributable to noncontrolling interest in investment entities	(791)	(1,216)	(1,204)
Total NOI attributable to BrightSpire Capital, Inc. common stockholders	$61,295	$67,680	$66,503
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $120.0 million secured revolving credit facility, up to approximately $2.1 billion in secured revolving repurchase facilities, $982.1 million in non-recourse securitization financing,

$382.2 million in commercial mortgages and $34.1 million in other asset-level financing structures, in each case, as of December 31, 2025.
In addition, we may use other forms of financing, including warehouse facilities, public and private secured and unsecured debt issuances and equity or equity-related securities issuances by us or our subsidiaries. We may also finance a portion of our investments through the syndication of one or more interests in a whole loan. We will seek to match the nature and duration of the financing with the underlying asset’s cash flow, including using hedges, as appropriate.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	December 31, 2025	December 31, 2024
Debt-to-equity ratio(1)	2.6x	2.1x
_________________________________________
(1)Represents (i) total consolidated outstanding secured debt less cash and cash equivalents of $66.8 million and $302.2 million at December 31, 2025 and December 31, 2024, respectively to (ii) total equity, in each case, at period end.
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
On December 9, 2025, the OP (together with certain subsidiaries of the OP from time to time party thereto as borrowers, collectively, the “Borrowers”) entered into an Amendment No. 1 to the Credit Agreement (the Credit Agreement, as amended, the “Amended Credit Agreement”), and reduced the aggregate principal amount to $120.0 million. Loans under the Amended Credit Agreement may be advanced in U.S. dollars and certain foreign currencies, including euros, pounds sterling and Swiss francs.
The Amended Credit Agreement also includes an option for the Borrowers to increase the maximum available principal amount to up to $180.0 million, subject to one or more new or existing Lenders agreeing to provide such additional loan commitments and satisfaction of other customary conditions.
Advances under the Amended Credit Agreement accrue interest at a per annum rate equal to, at the applicable Borrower’s election, either (x) a Term SOFR rate plus a margin of 2.25%, or (y) a base rate equal to the highest of (i) the Wall Street Journal’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Term SOFR rate plus 1.00%, plus a margin of 1.25%. An unused commitment fee at a rate of 0.25% or 0.35%, per annum, depending on the amount of facility utilization, applies to unutilized borrowing capacity under the Amended Credit Agreement. Amounts owed under the Amended Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a Term SOFR rate election is in effect.
The maximum amount available for borrowing at any time under the Amended Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of December 31, 2025, the borrowing base valuation is sufficient to permit borrowings of up to the entire $120.0 million commitment. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Amended Credit Agreement terminates and any outstanding revolving loans will mature on December 8, 2028.
The obligations of the Borrowers under the Amended Credit Agreement are guaranteed pursuant to a Guarantee and Collateral Agreement by substantially all material wholly owned subsidiaries of the OP (the “Guarantors”) in favor of the Administrative Agent (the “Guarantee and Collateral Agreement”) and, subject to certain exceptions, secured by a pledge of substantially all equity interests owned by the Borrowers and the Guarantors, as well as by a security interest in deposit accounts of the Borrowers and the Guarantors (as such terms are defined in the Guarantee and Collateral Agreement) in which the proceeds of investment asset distributions are maintained.
The Amended Credit Agreement contains various affirmative and negative covenants, including, among other things, the obligation of the Company to maintain REIT status and be listed on the New York Stock Exchange or any other U.S. national or international securities exchange, and limitations on debt, liens and restricted payments. In addition, the Amended Credit Agreement includes the following financial covenants applicable to the OP and its consolidated subsidiaries: (a) minimum consolidated tangible net worth of the OP to be greater than or equal to the sum of (i) $900,000,000 and (ii) 70% of the net cash proceeds received by the OP from any offering of its common equity after December 9, 2025 and of the net cash proceeds from any offering by the Company of its common equity to the extent such proceeds are contributed to the OP, excluding any such proceeds that are contributed to the OP within ninety (90) days of receipt and applied to acquire capital stock of the OP; (b) the OP’s EBITDA plus lease expenses to fixed charges for any period of four consecutive fiscal quarters not less than 1.40 to 1.00; (c) the OP’s minimum interest coverage ratio to be not less than 3.00 to 1.00; and (d) the OP’s ratio of consolidated total debt to consolidated total assets must not exceed 0.80 to 1.00. The Amended Credit Agreement also includes customary events of default, including, among other things, failure to make payments when due, breach of covenants or representations, cross default to material indebtedness, material judgment defaults, bankruptcy matters involving any Borrower or any Guarantor and certain change of control events. The occurrence of an event of default will limit the ability of the OP and its subsidiaries to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.
As of December 31, 2025, the Company was in compliance with all of its financial covenants under the Amended Credit Agreement.
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
The following table presents a summary of our Master Repurchase Facilities and Bank Credit Facility as of December 31, 2025 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$600,000	$433,642	1.2	SOFR + 2.30%
Bank 2	600,000	135,550	4.3	SOFR + 1.87%
Bank 3	500,000	427,899	4.4	SOFR + 1.60%
Bank 4	400,000	81,007	3.8	SOFR + 1.66%
Total Master Repurchase Facilities	2,100,000	1,078,098

Bank Credit Facility	120,000	—	2.9	SOFR + 2.25%

Total Facilities	$2,220,000	$1,078,098
_________________________________________
(1)All facilities utilize Term SOFR at December 31, 2025.

The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities and Bank Credit Facility (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
December 31, 2025	$928,385	$1,078,098	$1,078,098
September 30, 2025	784,202	778,671	823,583
June 30, 2025	761,613	789,729	791,532
March 31, 2025	759,339	733,494	818,603
December 31, 2024	816,782	785,183	848,381
September 30, 2024	923,540	848,381	987,017
June 30, 2024	1,015,107	998,699	1,031,514
March 31, 2024	1,092,119	1,031,516	1,121,264
The increase in our end of period UPB from September 30, 2025 to December 31, 2025 was driven by financing draws during the period.
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
BRSP 2021-FL1 included a two-year reinvestment feature that allowed us to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. At December 31, 2025, we had $528.2 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of December 31, 2025, the securitization reflects an advance rate of 75.4% at a weighted average cost of funds of Term SOFR plus 1.72% (before transaction costs), and is collateralized by a pool of 19 senior loan investments.
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the year ended December 31, 2025 and December 31, 2024. While we continue to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
We expect to redeem BRSP 2021-FL1 in February 2026.
BRSP 2024-FL2
In August 2024, we executed a $675.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which resulted in the sale of $583.9 million of the 2024-FL2 Notes.
BRSP 2024-FL2 included a six-month ramp-up acquisition period that allowed us to contribute existing or newly originated loan investments in exchange for $84.8 million in unused proceeds held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. BRSP 2024-FL2 also includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP

2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. As of December 31, 2025, the securitization reflects an advance rate of 86.6% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 27 senior loan investments. During the year ended December 31, 2025, we contributed existing or newly originated loan investments totaling $113.1 million, in exchange for a combination of reinvestment and unused proceeds. At December 31, 2025, the unused proceeds have been fully utilized and we had $674.5 million of unpaid principal balance of CRE debt investments financed with BRSP 2024-FL2.
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the year ended December 31, 2025. While we continue to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact our liquidity position.
BRSP 2026-FL3
On February 17, 2026, we closed a $955.0 million CLO transaction, BRSP 2026-FL3. We placed approximately $833.2 million of investment grade securities with institutional investors providing term financing on a non-mark-to-market, non-recourse basis. BRSP 2026-FL3 is collateralized by interests in 29 first-lien floating rate mortgages secured by 30 properties, with an 87.25% initial advance rate at a weighted average coupon at issuance of Term SOFR + 1.69%, before transaction costs. We also expect to redeem BRSP 2021-FL1 in February 2026 with proceeds from the transaction.
Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of December 31, 2025. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$825	$413	$412	$—	$—
Secured debt(2)	1,655,123	778,288	539,563	111,301	225,971
Securitization bonds payable(3)	1,017,565	806,483	211,082	—	—
Ground lease obligations(4)	23,053	3,186	5,708	3,729	10,430
Office leases	4,391	1,190	2,627	574	—
	$2,700,957	$1,589,560	$759,392	$115,604	$236,401
Lending commitments(5)	112,217
Total	$2,813,174
_________________________________________
(1)Future interest payments were estimated based on the applicable index at December 31, 2025 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on Term SOFR at December 31, 2025.
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
During the year ended December 31, 2025, the Company repurchased 2.0 million shares of Class A common stock at a weighted average price of $5.35 per share for an aggregate cost of $10.9 million.
As of December 31, 2025, there is $40.2 million remaining available to make repurchases under the Stock Repurchase Program.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the year ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
Cash flow provided by (used in):	2025	2024	2023
Operating activities	$73,025	$103,405	$137,624
Investing activities	(419,930)	313,080	384,160
Financing activities	68,926	(327,947)	(558,600)
Operating Activities
Cash inflows from operating activities are generated primarily through interest received from loans and preferred equity held for investment, and property operating income from our real estate portfolio. This is partially offset by payment of interest expenses for master repurchase and credit facilities and mortgages payable, and operating expenses supporting our various lines of business, including property management and operations, loan servicing and workout of loans in default, investment transaction costs, as well as general administrative costs.
Our operating activities provided net cash inflows of $73.0 million and $103.4 million for the year ended December 31, 2025 and 2024, respectively. Net cash provided by operating activities decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to lower net interest income recorded during the year ended December 31, 2025.
Our operating activities provided net cash inflows of $103.4 million and $137.6 million for the year ended December 31, 2024 and 2023, respectively. Net cash provided by operating activities decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to lower net interest income recorded during the year ended December 31, 2024.
We believe cash flows from operations, available cash balances and our ability to generate cash through short and long-term borrowings are sufficient to fund our operating liquidity needs.
Investing Activities
Investing activities include cash outlays for disbursements on new and/or existing loans, which are partially offset by repayments of loans held for investment.
Investing activities used net cash of $419.9 million for the year ended December 31, 2025. Net cash used in investing activities during the year ended December 31, 2025 resulted primarily from origination and fundings on our loans and preferred equity held for investment, net of $769.1 million, partially offset by repayments on loans and preferred equity held for investment, net of $284.1 million and proceeds from the sale of real estate $80.8 million.
Investing activities generated net cash inflows of $313.1 million for the year ended December 31, 2024. Net cash provided by investing activities during the year ended December 31, 2024 resulted primarily from repayments on loans and preferred equity held for investment, net of $420.9 million partially offset by the origination and fundings on our loans and preferred equity held for investment, net of $114.3 million.
Investing activities generated net cash inflows of $384.2 million for the year ended December 31, 2023. Net cash provided by investing activities during the year ended December 31, 2023 resulted primarily from repayments on loans and preferred equity held for investment, net of $455.9 million partially offset by origination and fundings on our loans and preferred equity held for investment, net of $77.2 million.

Financing Activities
We finance our investing activities largely through borrowings secured by our investments along with capital from third party investors. We also have the ability to raise capital in the public markets through issuances of common stock, as well as draws upon our corporate credit facility and master repurchase facilities, to finance our investing and operating activities. Accordingly, we incur cash outlays for payments on third party debt and dividends to our common stockholders.
Financing activities generated net cash of $68.9 million for the year ended December 31, 2025, which resulted primarily from borrowings from master repurchase and credit facilities of $615.0 million partially offset by repayment of master repurchase and credit facilities of $322.1 million, repayment of securitization bonds of $112.3 million and distributions paid on common stock of $83.0 million.
Financing activities used net cash of $327.9 million for the year ended December 31, 2024, which resulted primarily from repayment of master repurchase and credit facilities of $665.4 million, repayment of securitization bonds of $403.4 million and distributions paid on common stock of $99.1 million partially offset by borrowings from securitization bonds of $582.6 million and borrowings from master repurchase and credit facilities $297.6 million.
Financing activities used net cash of $558.6 million for the year ended December 31, 2023, which resulted primarily from repayment of master repurchase and credit facilities of $320.6 million, repayment of securitization bonds of $258.8 million and distributions paid on common stock of $104.0 million partially offset by borrowings from master repurchase and credit facilities of $133.1 million.
Underwriting, Asset and Risk Management
We closely monitor our portfolio and actively manage risks associated with, among other things, our assets and interest rates. Prior to investing in any particular asset, the underwriting team, in conjunction with third party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. Beginning in 2021, our investment and portfolio management and risk assessment practices diligence the sustainability and other standards of our business counterparties, including borrowers, sponsors and that of our investment assets and underlying collateral, which may include sustainability initiatives, recycling, energy efficiency and water management, volunteer and charitable efforts, anti-money laundering and know-your-client policies, and engagement and belonging practices in workforce leadership, composition and hiring practices. Prior to making a final investment decision, we focus on portfolio diversification to determine whether a target asset will cause our portfolio to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, source of cash flow for payment or other geopolitical issues. If we determine that a proposed acquisition presents excessive concentration risk, we may determine not to acquire an otherwise attractive asset.
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
During 2025, we reviewed and evaluated our critical accounting estimates and we believe they are appropriate. The following is a list of our accounting policies that may require more significant estimates and judgments: 1) Current Expected Credit Loss (“CECL” Reserve) and 2) Real Estate Impairment. We have included a summary of these areas below. For more information on our critical accounting policies and other significant accounting policies, refer to the Note titled “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
In measuring the CECL reserve for financial instruments that share similar risk characteristics, we primarily apply a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default. Our model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through December 2025 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan specific factors, a qualitative adjustment to the reserve may be recorded.
For loans that do not share similar risk characteristics, we evaluate the CECL reserve on an individual basis. We consider loans to be collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral or foreclosure is probable. For such loans, we estimate the CECL reserve based on the difference between the fair value of the underlying collateral and the amortized cost basis of the loan.
We apply broadly accepted and standard real estate valuation techniques, such as a discounted cash flow (“DCF”), direct capitalization methodology or sales comparables, to determine the fair value of the collateral. Determining fair value of the collateral, including utilization of a practical expedient, may take into account a number of assumptions including, but not limited to, market rents and cash flow projections, market capitalization rates, discount rates and sales comps. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.

Management only expects to charge-off the CECL reserves in the consolidated financial statements if and when such amounts are deemed non-recoverable. This is generally the time a loan is repaid or foreclosed. However, non-recoverability may also be concluded if, management determines, it is nearly certain that all amounts will not be collected.
In connection with developing the CECL reserve for our loans and preferred equity held for investment, we determine the risk ranking of each loan and preferred equity investment as a key credit quality indicator. The risk rankings are based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, our loans and preferred equity held for investment are rated “1” through “5,” from less risk to greater risk, and the ratings are updated quarterly. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings.
We also consider qualitative factors, including, but not limited to, economic and business conditions, borrower actions, nature and volume of the loan portfolio, lending terms, volume and severity of past due loans, concentration of credit and changes in the level of such concentrations in its determination of the CECL reserve.
Changes in the CECL reserve for our financial instruments are recorded in increase/decrease in current expected credit loss reserve on the consolidated statement of operations with a corresponding offset to the loans held for investment or as a component of other liabilities for future loan fundings recorded on our consolidated balance sheets.
Real Estate Impairment
We evaluate real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate real estate for impairment on the lowest level of identifiable cash flows, which is generally on an individual property basis. If an impairment indicator exists, we evaluate the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, we may apply a probability-weighted approach to the impairment analysis. Another key consideration in this assessment is the assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and we shorten our expected hold period, this may result in the recognition of impairment losses. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, we consider, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, capitalization rates, discount rates, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors.
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

We have utilized, and in the future may utilize, a variety of financial instruments on some of our investments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, there is exposure to the risk that the counterparties may cease making markets and quoting prices in such instruments, which may inhibit the ability to enter into an offsetting transaction with respect to an open position. Our profitability may be adversely affected during any period as a result of changing interest rates. At December 31, 2025, we held no derivative instruments.
As of December 31, 2025, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase or decrease interest income by $1.9 million annually, net of interest expense.
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
We are also subject to the credit risk of the tenants in our properties, including business closures, occupancy levels, meeting rent or other expense obligations, lease concessions, and sustainability standards and practices among other factors. We seek to undertake a rigorous credit evaluation of the tenants prior to acquiring properties. This analysis includes an extensive due diligence investigation of the tenants’ businesses, as well as an assessment of the strategic importance of the underlying real estate to the respective tenants’ core business operations. Where appropriate, we may seek to augment the tenants’ commitment to the properties by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities that are deemed credit worthy.
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
Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the year ended December 31, 2025, and through February 17, 2026, we have not received any margin calls under our Master Repurchase Facilities.
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
We had no foreign exchange contracts in place at December 31, 2025. The maturity dates of the prior instruments approximated the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may have resulted in an obligation for payment to or from the counterparty to the hedging agreement. We were exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we selected major international banks and financial institutions as counterparties and performed a quarterly review of the financial health and stability of our trading counterparties. No counterparty defaulted on its obligations when we held foreign exchange contracts.
Item 8. Financial Statements and Supplementary Data
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included in this Form 10-K.
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
Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BrightSpire Capital, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BrightSpire Capital, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 18, 2026

Item 9B. Other Information
During the year ended December 31, 2025, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
The Company is subject to the limitation that securities in TRSs may not represent more than 25% (20% for taxable years between January 1, 2018 and December 31, 2025) of the value of the Company’s total assets. There can be no assurance that we will be able to comply with this limitation.
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
Fourth, no more than 25% (20% for taxable years between January 1, 2018 and December 31, 2025) of the value of the Company’s total assets may consist of the securities of one or more TRSs.
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

Pursuant to IRS Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective stock dividend as a distribution of property under Section 301 of the Code (i.e., as a dividend to the extent of our earnings and profits), as long as at least 20% of the total dividend is available in cash and certain other requirements outlined in the revenue procedure are met.
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
If the Company fails to qualify as a REIT in any taxable year, and no relief provision applies, it would be subject to U.S. federal income tax on its taxable income at regular corporate rates. Additionally, for tax years beginning after December 31, 2022, we would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible one percent excise tax on certain stock repurchases. In calculating its taxable income in a year in which it fails to qualify as a REIT, the Company would not be able to deduct amounts paid out to holders. In fact, the Company would not be required to distribute any amounts to holders in that year. In such event, to the extent of the Company’s current and accumulated earnings and profits, distributions to most holders taxed at individual rates would generally be taxable at capital gains tax rates. For taxable years beginning after December 31, 2017, generally U.S. holders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Alternatively, such dividends paid to U.S. holders that are individuals, trusts and estates may be taxable at the preferential income tax rates (i.e., the 20% maximum U.S. federal rate) for qualified dividends. In addition, subject to the limitations of the Code, corporate distributees may be eligible for the dividends-received deduction.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025.
Item 14. Principal Accounting Fees and Services.
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025.

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
(a)(3) Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BrightSpire Capital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of BrightSpire Capital, Inc. and subsidiaries (the "Company") as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for the year ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Current Expected Credit Loss (“CECL”) Reserve — Fair Value of Collateral on Individually Assessed Loans – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The CECL reserve for the Company’s loans held for investment, as described in Note 2 to the financial statements, represents a lifetime estimate of expected credit losses. The CECL reserve is measured on a collective (pool) basis when similar risk characteristics exist for multiple loans. For loans that do not share similar risk characteristics, the Company evaluates the CECL reserve on an individual basis. The Company considers loans to be collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral or foreclosure is probable. For such loans, the Company estimates the CECL reserve based on the difference between the fair value of the underlying collateral and the amortized cost basis of the loan.
Given the judgmental nature of the significant assumptions used by management in determining the fair value of the loan’s underlying collateral, specifically the capitalization rates, discount rates, market rental rates, and sales comparables, performing audit procedures to evaluate the estimated fair values that utilize these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s capitalization rates, discount rates, market rental rates, and sales comparables used in determining the fair value of the underlying collateral included the following, among others:
•We tested the effectiveness of controls over the estimation of the fair value of collateral, including management’s review of the assumptions utilized in determining the fair value of the underlying collateral.
•With the assistance of our internal fair value specialists, we evaluated the reasonableness of the valuation methodologies and assumptions, including capitalization rates, discount rates, market rental rates, and sales comparables used by management. Our procedures also included testing the mathematical accuracy of the models, and developing ranges of independent estimates of capitalization rates, discount rates, market rental rates, and sales comparables focusing on geographic location and property type and comparing those to the amounts used by management.
•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE, LLP
New York, New York
February 18, 2026
We have served as the Company's auditor since 2025.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of BrightSpire Capital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BrightSpire Capital, Inc. (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor from 2017 to 2024.
New York, New York
February 19, 2025

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$66,789	$302,173
Restricted cash	107,046	148,523
Loans and preferred equity held for investment	2,678,315	2,518,925
Current expected credit loss reserve	(87,401)	(165,932)
Loans and preferred equity held for investment, net	2,590,914	2,352,993
Real estate, net	679,779	777,421
Receivables, net	45,591	38,732
Deferred leasing costs and intangible assets, net	27,646	47,172
Assets held for sale	—	5,170
Other assets	47,065	51,294
Total assets	$3,564,830	$3,723,478
Liabilities
Securitization bonds payable, net	$977,082	$1,087,074
Mortgage and other notes payable, net	414,060	619,055
Credit facilities	1,078,098	785,183
Accrued and other liabilities	63,709	82,625
Intangible liabilities, net	389	2,805
Escrow deposits payable	82,511	80,132
Dividends payable	20,576	20,793
Total liabilities	2,636,425	2,677,667
Commitments and contingencies (Note 14)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 128,627,246 and 129,685,185 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,286	1,297
Additional paid-in capital	2,863,377	2,865,341
Accumulated deficit	(1,926,231)	(1,812,083)
Accumulated other comprehensive loss	—	(6,337)
Total stockholders’ equity	938,432	1,048,218
Noncontrolling interests in investment entities	(10,027)	(2,407)
Total equity	928,405	1,045,811
Total liabilities and equity	$3,564,830	$3,723,478

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

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,461	$4,237
Restricted cash	9,149	61,194
Loans and preferred equity held for investment, net	1,151,496	1,218,140
Real estate, net	149,343	191,102
Receivables, net	16,053	11,455
Deferred leasing costs and intangible assets, net	3,544	7,209
Other assets	23,970	22,662
Total assets	$1,355,016	$1,515,999
Liabilities
Securitization bonds payable, net	$977,082	$1,087,074
Mortgage and other notes payable, net	96,348	165,810
Credit facilities	45,145	25,866
Accrued and other liabilities	8,074	9,229
Intangible liabilities, net	—	2,208
Escrow deposits payable	3,354	2,801
Total liabilities	$1,130,003	$1,292,988

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Net interest income
Interest income	$194,888	$244,773	$298,702
Interest expense	(127,275)	(153,910)	(173,309)
Net interest income	67,613	90,863	125,393

Property and other income
Property operating income	127,649	102,443	93,403
Other income	8,050	11,589	13,921
Total property and other income	135,699	114,032	107,324

Expenses
Property operating expense	65,915	33,887	26,640
Transaction, investment and servicing expense	2,697	1,641	2,499
Interest expense on real estate	23,707	27,026	25,909
Depreciation and amortization	36,336	40,506	33,504
Increase of current expected credit loss reserve	24,001	135,798	108,149
Impairment of operating real estate	61,620	54,211	7,590
Compensation and benefits (including $12,836, $11,649 and $14,056 of equity-based compensation expense, respectively)	34,986	34,644	39,501
Operating expense	12,067	11,867	13,150
Total expenses	261,329	339,580	256,942

Other income
Other gain (loss), net	(2,252)	228	613
Loss before equity in earnings of unconsolidated ventures and income taxes	(60,269)	(134,457)	(23,612)
Equity in earnings of unconsolidated ventures	—	—	9,055
Income tax benefit (expense)	21,501	(1,060)	(1,062)
Net loss	(38,768)	(135,517)	(15,619)
Net loss attributable to noncontrolling interests in investment entities	7,620	3,538	70
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(31,148)	$(131,979)	$(15,549)

Net loss per common share - basic (Note 16)	$(0.26)	$(1.05)	$(0.12)
Net loss per common share - diluted (Note 16)	$(0.26)	$(1.05)	$(0.12)

Weighted average shares of common stock outstanding - basic (Note 16)	126,883	127,441	127,060
Weighted average shares of common stock outstanding - diluted (Note 16)	126,883	127,441	127,060
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(38,768)	$(135,517)	$(15,619)
Other comprehensive income (loss)
Reclassification of net investment hedges to other gain (loss)	(18,603)	—	—
Foreign currency translation gain (loss)	24,940	(3,781)	(1,880)
Total other comprehensive income (loss)	6,337	(3,781)	(1,880)
Comprehensive loss	$(32,431)	$(139,298)	$(17,499)
Comprehensive loss attributable to noncontrolling interests:
Investment entities	7,620	3,538	70
Comprehensive loss attributable to common stockholders	$(24,811)	$(135,760)	$(17,429)

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands, Except Per Share Data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2022	128,872	$1,289	$2,853,723	$(1,466,568)	$(676)	$1,387,768	$1,256	$1,389,024
Distributions	—	$—	$—	$—	$—	$—	$(55)	$(55)
Issuance and amortization of equity-based compensation	1,620	16	14,040	—	—	14,056	—	14,056
Share forfeitures	(54)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(1,880)	(1,880)	—	(1,880)
Dividends and distributions declared ($0.80 per share)	—	—	—	(104,175)	—	(104,175)	—	(104,175)
Shares canceled for tax withholding on vested stock awards	(453)	(5)	(2,880)	—	—	(2,885)	—	(2,885)
Net loss	—	—	—	(15,549)	—	(15,549)	(70)	(15,619)
Balance as of December 31, 2023	129,985	$1,300	$2,864,883	$(1,586,292)	$(2,556)	$1,277,335	$1,131	$1,278,466
Issuance and amortization of equity-based compensation	1,636	$16	$11,633	$—	$—	$11,649	$—	$11,649
Repurchase of common stock	(1,195)	(12)	(6,581)	—	—	(6,593)	—	(6,593)
Share forfeitures	(52)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(3,781)	(3,781)	—	(3,781)
Dividends and distributions declared ($0.72 per share)	—	—	—	(93,812)	—	(93,812)	—	(93,812)
Shares canceled for tax withholding on vested stock awards	(689)	(7)	(4,594)	—	—	(4,601)	—	(4,601)
Net loss	—	—	—	(131,979)	—	(131,979)	(3,538)	(135,517)
Balance as of December 31, 2024	129,685	$1,297	$2,865,341	$(1,812,083)	$(6,337)	$1,048,218	$(2,407)	$1,045,811
Issuance and amortization of equity-based compensation	1,711	$17	$12,953	$—	$—	$12,970	$—	$12,970
Repurchase of common stock	(2,043)	(22)	(10,912)	—	—	(10,934)	—	(10,934)
Share forfeitures	(80)	—	(133)	—	—	(133)	—	(133)
Other comprehensive income	—	—	—	—	6,337	6,337	—	6,337
Dividends and distributions declared ($0.64 per share)	—	—	—	(83,000)	—	(83,000)	—	(83,000)
Shares canceled for tax withholding on vested stock awards	(646)	(6)	(3,872)	—	—	(3,878)	—	(3,878)
Net loss	—	—	—	(31,148)	—	(31,148)	(7,620)	(38,768)
Balance as of December 31, 2025	128,627	$1,286	$2,863,377	$(1,926,231)	$—	$938,432	$(10,027)	$928,405
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(38,768)	$(135,517)	$(15,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,336	40,506	33,504
Straight-line rental income	(1,581)	(2,084)	(2,135)
Amortization of above (below) market lease values, net	324	286	(127)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	2,844	(6,935)	(10,985)
Amortization of deferred financing costs	8,206	8,049	10,689
Amortization of right-of-use lease assets and operating lease liabilities	(10)	120	107
Paid-in-kind interest added to loan principal, net of interest received	(2,591)	(1,702)	(5,022)
Designated hedges and foreign currency translation reclassified to earnings	3,362	—	—
Realized gain on sale of real estate, net	(1,112)	(144)	—
Increase of current expected credit loss reserve	24,001	135,798	108,149
Impairment of operating real estate	61,620	53,795	7,590
Amortization of equity-based compensation	12,836	11,649	14,056
Mortgage notes (above) below market value amortization	(30)	14	(1,533)
Deferred income tax benefit	(22,302)	(1,131)	(1,040)
Other loss, net	—	—	1,438
Changes in assets and liabilities:
Receivables, net	(5,518)	4,529	1,512
Deferred costs and other assets	2,429	(2,930)	189
Other liabilities	(7,021)	(898)	(3,149)
Net cash provided by operating activities	73,025	103,405	137,624
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(769,072)	(114,298)	(77,203)
Repayment on loans held for investment	284,106	420,869	455,928
Proceeds from sale of real estate	80,813	19,605	—
Acquisition of and additions to real estate and related intangibles	(17,943)	(6,093)	(7,056)
Distributions in excess of cumulative earnings from unconsolidated ventures	—	—	784
Cash relinquished in deconsolidation of subsidiaries	(6,353)	—	—
Cash and restricted cash received related to consolidation of loans held for investment and real estate owned	6,141	1,468	2,160
Change in escrow deposits payable	2,378	(8,471)	9,547
Net cash (used in) provided by investing activities	(419,930)	313,080	384,160
Cash flows from financing activities:
Distributions paid on common stock	(83,000)	(99,060)	(103,951)
Shares canceled for tax withholding on vested stock awards	(3,878)	(4,601)	(2,885)
Repurchase of common stock	(10,934)	(6,593)	—
Borrowings from mortgage notes	—	—	34,466
Repayment of mortgage notes	(5,337)	(16,092)	(33,931)
Borrowings from master repurchase and credit facilities	614,968	297,618	133,145
Repayment of master repurchase and credit facilities	(322,054)	(665,389)	(320,562)
Borrowing from securitization bonds	—	582,595	—
Repayment of securitization bonds	(112,281)	(403,430)	(258,789)
Payment of deferred financing costs	(8,558)	(13,011)	(6,038)
Distributions to noncontrolling interests	—	—	(55)
Issuance of common stock	—	16	—
Net cash provided by (used in) financing activities	68,926	(327,947)	(558,600)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,118	69	77
Net increase (decrease) in cash, cash equivalents and restricted cash	(276,861)	88,607	(36,739)
Cash, cash equivalents and restricted cash - beginning of period	450,696	362,089	398,828
Cash, cash equivalents and restricted cash - end of period	$173,835	$450,696	$362,089

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)

	Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$302,173	$257,506	$306,320
Restricted cash	148,523	104,583	92,508
Total cash, cash equivalents and restricted cash, beginning of period	$450,696	$362,089	$398,828

End of the period
Cash and cash equivalents	$66,789	$302,173	$257,506
Restricted cash	107,046	148,523	104,583
Total cash, cash equivalents and restricted cash, end of period	$173,835	$450,696	$362,089

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$145,921	$173,958	$190,051
Cash paid for income taxes, net of refunds	$(1,866)	$2,039	$268
Supplemental disclosure of non-cash investing and financing activities:
Deconsolidation of assets following foreclosure (refer to Note 4)	$(264,170)	$—	$—
Deconsolidation of liabilities following foreclosure (refer to Note 4)	241,332	—	—
Accrual of distribution payable	20,576	(20,793)	(25,985)
Assets transferred to held for sale	34,284	—	—
Assumption of accounts payable, accrued expenses and other liabilities related to consolidation of VIE and assumption of real estate	(10,633)	(3,265)	(2,782)
Assumption of receivables and other assets related to consolidation of VIE and assumption of real estate	12,591	3,071	—
Assumption of real estate and consolidation of VIE (refer to Note 4)	226,964	72,293	122,472
Settlement of loans held for investment, net by real estate, net and assets held for sale	—	—	137,600
Right-of-use lease assets and operating lease liabilities	—	4,454	—

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization
BrightSpire Capital, Inc. (the “Company”) is an internally-managed commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments and net leased properties. CRE debt investments primarily consist of senior mortgage loans, which the Company expects to be its primary investment strategy. Additionally, the Company may selectively originate mezzanine loans and make preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with the Company’s origination of corresponding senior mortgages on the same properties. Net leased properties consist of CRE properties with long-term leases to tenants on a net-lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance capital expenditures and real estate taxes.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such entities when it has the power to control these entities through ownership of a majority of the entities’ voting interests or through other arrangements.
At each reporting period, the Company reassesses whether changes in facts and circumstances cause a change in the status of an entity as a VIE or voting interest entity, and/or a change in the Company’s consolidation assessment.
As of December 31, 2025 and December 31, 2024, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
In March 2024 and February 2025, the Company modified senior loan agreements on an Arlington, Texas multifamily property and a Mesa, Arizona multifamily property, respectively, which resulted in reconsideration events under ASC 810, Consolidation. The Company became a preferred equity investor in the parent company of the borrowers in the Arlington, Texas and Mesa, Arizona properties following the modifications, through which it can make contributions to the borrower. The Company made the determination that its investments in the Arlington, Texas and Mesa, Arizona multifamily properties were VIEs. Once the Company made its initial preferred equity contributions in July 2024 for the Arlington, Texas multifamily property and February 2025 for the Mesa, Arizona multifamily property, it triggered control rights over the properties and the Company became the primary beneficiary of the VIEs. The Company has the ability to control the most significant activities of the two multifamily properties’ economic performance and the obligation to absorb losses or the right to receive benefits of the VIEs that could be significant to the VIEs. The Company consolidated the assets and liabilities of the VIEs, as well as the operations of the two properties, and they are included in real estate, net on its consolidated balance sheets. The consolidations did not result in a gain or loss. The loans and preferred equity investments for the Arlington, Texas and Mesa, Arizona are eliminated in consolidation. See Note 3, “Loans and Preferred Equity Held for Investment, net” and Note 4, “Real Estate, net and Real Estate Held for Sale” for further information.
Consolidated VIEs include securitization bonds payable, net, the Arlington, Texas multifamily loan, the Mesa, Arizona multifamily loan and certain operating real estate properties that have noncontrolling interests. The noncontrolling interests in the operating real estate properties, excluding the Arlington, Texas and Mesa, Arizona multifamily loans, represent third party joint venture partners with ownership of 5.0% at December 31, 2025 and ranging from 5.0% to 11.0% at December 31, 2024. These noncontrolling interests do not have substantive kick-out nor participating rights. The Arlington, Texas and Mesa, Arizona are multifamily loans in which we also hold preferred equity interests.
Unconsolidated VIEs
As of December 31, 2025, the Company held additional interests in nine unconsolidated VIEs relating to nine preferred equity investments. The table below shows key characteristics of these unconsolidated VIEs.

	Preferred Equity Investment originated in	Fixed Preferred Return(2)	Maximum Exposure to Loss(3)	Carrying Value	Commitment
Preferred Equity Investments 6 pack(1)	Q2 2025	14%	$170.4 million	$9.9 million	$13.7 million
Preferred Equity Investment 7	Q3 2025	20%	$23.1 million	$0.4 million	$2.0 million
Preferred Equity Investment 8	Q4 2025	15%	$23.7 million	$1.0 million	$2.5 million
Preferred Equity Investment 9	Q4 2025	15%	$42.5 million	$0.1 million	$1.3 million
____________________________________
(1)    The preferred equity investments were funded in relation to six senior loans that were originated prior to the second quarter of 2025, all with the same sponsor. The preferred equity investments are cross-collateralized. If there is a shortfall upon resolution of any of the six preferred equity investments, the Company will receive proceeds from the resolution of the other six remaining preferred equity investments.
(2)    The Company does not hold any upside above the Fixed Preferred Returns.
(3)    The Maximum Exposure to Loss represents the unpaid principal balances of the senior loans and preferred equity investments at December 31, 2025.
The Company has determined that it is not the primary beneficiary of the VIEs noted in the table above as it does not have power over decisions that most significantly affect the VIEs and has not consolidated these VIEs. The Company accounts for these investments as debt investments due to the mandatory redemption features within the preferred equity investment agreements. The mandatory redemption date is the same as the maturity date for the corresponding senior loans. The investments are included in loans and preferred equity held for investment, net on the Company’s consolidated balance sheets.
As of December 31, 2024, the Company did not hold, and had no remaining obligations to, any unconsolidated VIEs.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests
Noncontrolling Interests in Investment Entities represents interests in consolidated investment entities held by third party joint venture partners, including the operations of the Arlington, Texas and Mesa, Arizona multifamily properties collateralizing the senior loans.
Allocation of net income or loss is generally based upon relative ownership interests held by equity owners in each investment entity or based upon contractual arrangements that may provide for disproportionate allocation of economic returns among equity interests, including using a hypothetical liquidation at book value (“HLBV”) basis, where applicable and substantive. HLBV uses a balance sheet approach, which measures each party’s capital account at the end of a period, assuming that the subsidiary was liquidated or sold at book value. Each party’s share of the subsidiary’s earnings or loss is calculated by measuring the change in the party’s capital account from the beginning of the period in question to the end of period, adjusting for effects of distributions and new investments.
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
Level 3—At least one assumption or input is unobservable, and it is significant to the fair value measurement, requiring significant management judgment or estimate.
Where the inputs used to measure the fair value of a financial instrument fall into different levels of the fair value hierarchy, the financial instrument is categorized within the hierarchy based on the lowest level of input that is significant to its fair value measurement.
Fair Value Option
The fair value option provides an option to elect fair value as an alternative measurement for selected financial instruments. Gains and losses on items for which the fair value option has been elected are reported in earnings. The fair value option may be elected only upon the occurrence of certain specified events, including when the Company enters into an eligible firm commitment, at initial recognition of the financial instrument, as well as upon a business combination or consolidation of a subsidiary. The election is applied on an instrument-by-instrument basis and is irrevocable unless a new election event occurs.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonaccrual—Accrual of interest income is suspended on nonaccrual loans and preferred equity. Loans and preferred equity that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest receivable is reversed against interest income when loans and preferred equity are placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received; or if ultimate collectability of loan or and preferred equity principal is uncertain, interest collected is recognized using a cost recovery method by applying interest collected as a reduction to loan and preferred equity carrying value. Loans and preferred equity may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are probable.
Loans Held for Sale
Loans that the Company intends to sell or liquidate in the foreseeable future are classified as held for sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to Current Expected Credit Losses (“CECL”) reserves. Net deferred loan origination fees and loan purchase premiums or discounts are deferred and capitalized as part of the carrying value of the held for sale loan until the loan is sold, and therefore are included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost. At December 31, 2025 and December 31, 2024, there were no loans held for sale.
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
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment on the lowest level of identifiable cash flows, which is generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Another key consideration in this assessment is the Company’s assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

change and the Company shortens its expected hold period, this may result in the recognition of impairment losses. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, capitalization rates, discount rates, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. See Note 4, “Real Estate, net and Real Estate Held for Sale” and Note 12, “Fair Value” for further detail.
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
At December 31, 2025, there were no properties classified as held for sale. At December 31, 2024, the Company classified one property as held for sale. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” and Note 12, “Fair Value” for further detail.
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at foreclosure sale or upon execution of a deed-in-lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized through CECL reserves and the cumulative reserve on the loan is charged off prior to recording the loan as real estate. Fair value of foreclosed properties is generally based on a discounted cash flow, third party appraisals, broker price opinions, comparable sales, direct capitalization method or a combination thereof.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Identifiable Intangibles
Identifiable intangibles recognized in acquisitions of operating real estate properties generally include in-place leases, above- or below-market leases and deferred leasing costs, all of which have finite lives. In-place leases generate value over and above tangible real estate because a property that is occupied with leased space is typically worth more than a vacant building without an operating lease contract in place. The estimated fair value of acquired in-place leases is derived based on management’s assessment of costs avoided from having tenants in place, including lost rental income, rent concessions and tenant allowances or reimbursements, that hypothetically would be incurred to lease a vacant building to its actual existing occupancy level on the valuation date. The net amount recorded for acquired in-place leases is included in intangible assets and amortized on a straight-line basis as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If an in-place lease is terminated, the unamortized portion is charged to depreciation and amortization expense.
The estimated fair value of the above- or below-market component of acquired leases represents the present value of the difference between contractual rents of acquired leases and market rents at the time of the acquisition for the remaining lease term, discounted for tenant credit risks. Above- or below-market operating lease values are amortized on a straight-line basis as a decrease or increase to rental income, respectively, over the applicable lease terms. This includes fixed rate renewal options in acquired leases that are below market, which are amortized to decrease rental income over the renewal period. Above- or below-market ground lease obligations are amortized on a straight-line basis as a decrease or increase to rent expense, respectively, over the applicable lease terms. If the above- or below-market operating lease values or above- or below-market ground lease obligations are terminated, the unamortized portion of the lease intangibles are recorded in rental income or rent expense, respectively.
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
Financing Costs
Financing costs primarily include debt discounts and premiums as well as deferred financing costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in other assets and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. The Company expenses unamortized deferred financing costs to other

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gain (loss), net when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For the year ended December 31, 2025, the Company recorded an income tax benefit of $21.5 million. For the years ended December 31, 2024 and 2023 the Company recorded income tax expense of $1.1 million and $1.1 million, respectively. The

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income tax benefit for the year ended December 31, 2025 includes a benefit of $22.1 million, which is the result of the reversal of a deferred tax liability associated with a European investment subsidiary that the lenders acquired control of following a maturity default on its bond financing.
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
In measuring the CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default. The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through December 2025 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan specific factors, a qualitative adjustment to the reserve may be recorded.
For loans that do not share similar risk characteristics, the Company evaluates the CECL reserve on an individual basis. The Company considers loans to be collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral or foreclosure is probable. For such loans, the Company estimates the CECL reserve based on the difference between the fair value of the underlying collateral and the amortized cost basis of the loan.
The Company applies broadly accepted and standard real estate valuation techniques, such as a discounted cash flow (“DCF”), direct capitalization methodology, or sales comparables to determine the fair value of the collateral. Determining fair value of the collateral, including utilization of a practical expedient, may take into account a number of assumptions including, but not limited to, market rents and cash flow projections, market capitalization rates, discount rates and sales comps. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.
Management only expects to charge-off the CECL reserves in the consolidated financial statements if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid or foreclosed. However, non-recoverability may also be concluded if, management determines, it is nearly certain that all amounts will not be collected.
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
1.Very Low Risk
2.Low Risk
3.Medium Risk

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.High Risk/Potential for Loss—A loan that has a high risk of realizing a principal loss.
5.Impaired/Loss Likely—A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.
The Company also considers qualitative factors, including, but not limited to, economic and business conditions, borrower actions, nature and volume of the loan portfolio, lending terms, volume and severity of past due loans, concentration of credit and changes in the level of such concentrations in its determination of the CECL reserve.
The Company has elected to not measure a CECL reserve for accrued interest receivable as it is reversed against interest income when a loan or preferred equity investment is placed on nonaccrual status. Loans and preferred equity investments are charged off when all or a portion of the principal amount is determined to be uncollectible. See “Nonaccrual” in “Loans and Preferred Equity Held for Investment” above for further detail.
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
Accounting Standards Adopted in 2025
Income Tax Accounting—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The ASU is effective for periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU prospectively for its Annual Report on Form 10-K for the year ended December 31, 2025. There was no material change to the consolidated financial statements as a result of this guidance.
Future Application of Accounting Standards
Business Combinations and Consolidation—In May 2025, the FASB issued ASU No. 2025-03, Business Combinations and Consolidation: Determining The Accounting Acquirer In The Acquisition of a Variable Interest Entity. The ASU requires reporting entities involved in a business combination effected primary by the exchange of equity interests to consider the new guidance to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. As a result, a reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition and the acquirer is identified as the acquiree for accounting purposes. This ASU is effective for periods beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the impact of this standard.
Interim Reporting—In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. The guidance is intended to improve the literature surrounding interim disclosures and when such disclosures are required. The amendment also adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The guidance is not intended to change current requirements and is intended to provide clarity on current requirements. This ASU is effective for periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this standard.
Any new accounting standards that have not been disclosed that have been issued or proposed by FASB and that do not require adoption until a future date are being evaluated and not expected to have a material impact on the financial statements.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	December 31, 2025					December 31, 2024
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)	Weighted Average Maturity in Years(3)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)	Weighted Average Maturity in Years(3)
Variable rate
Senior loans	$1,422,235	$1,420,199	6.9%	1.2	2.6	$1,205,685	$1,209,645	7.2%	0.3	1.5
Securitized loans(4)	1,172,999	1,173,495	7.0%	0.7	1.3	1,264,456	1,264,148	7.7%	0.5	1.7
	2,595,234	2,593,694				2,470,141	2,473,793
Fixed rate
Senior loans	24,139	24,139	20.0%	0.1	0.4	—	—	—%	—	—
Mezzanine loans	49,069	49,069	8.4%	0.1	1.1	45,137	45,132	8.2%	0.1	1.5
Preferred equity interests	11,467	11,413	14.3%	0.4	1.0	—	—	—%	—	—
	84,675	84,621				45,137	45,132
Loans and preferred equity held for investment	2,679,909	2,678,315				2,515,278	2,518,925

CECL reserve	—	(87,401)				—	(165,932)
Loans and preferred equity held for investment, net	$2,679,909	$2,590,914	7.1%	0.9	2.0	$2,515,278	$2,352,993	7.4%	0.4	1.6
_________________________________________
(1)Calculated based on contractual interest rate. As of December 31, 2025 and December 31,2024, all variable rate loans utilize Term Secured Overnight Financing Rate (“Term SOFR”).
(2)Calculated using current maturity date.
(3)Calculated using extended maturity date.
(4)Represents loans transferred into securitization trusts that are consolidated by the Company.
The Company had $10.8 million and $11.9 million of interest receivable related to its loans and preferred equity held for investment, net as of December 31, 2025, and December 31, 2024, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

	Carrying Value
	Year Ended December 31,
	2025	2024
Balance at January 1	$2,352,993	$2,860,478
Acquisitions/originations/additional funding(1)	769,072	114,298
Loan maturities/principal repayments(1)	(284,106)	(420,869)
Increase of CECL reserve(2)	(23,493)	(136,018)
Discount accretion, net	(2,411)	6,935
Capitalized interest, net of repayments	2,591	1,702
Transfer to Real Estate, net(3)(4)	(243,956)	(90,672)
Charge-off of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(3)(4)	20,224	17,139
Charge-off of loan held for investment(5)(6)	(82,220)	(28,975)
Charge-off of CECL reserve-other(5)(6)	82,220	28,975
Balance at December 31	$2,590,914	$2,352,993
_________________________________________
(1)During the first quarter of 2025, the Company amended a senior mixed-use loan as part of the resolution of a senior mixed-use loan with the same sponsor. In relation to this amendment, there was a transfer of principal of $8.8 million. This transfer is not included within these captions as it was neither additional funding nor a repayment. See “Loan Modifications” below for more detail. During the year ended December 31, 2025, the Company originated 35 loans and preferred equity with a total of $775.0 million in committed principal balance.
(2)Provision for loan losses excludes $0.5 million for the year ended December 31, 2025 and $(0.2) million for the year ended December 31, 2024 as determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statements of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.
(3)During the year ended December 31, 2025, the Company eliminated a multifamily loan in Mesa, Arizona as part of the consolidation of the Mesa, Arizona property as the primary beneficiary. There was no gain or loss recorded as part of the consolidation. Additionally, the Company acquired legal title to one hotel, one office and one multifamily construction/development project. The CECL reserve related to these loans were charged off and the net amount is reflected as an addition to real estate, net. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
(4)During the third quarter of 2024, the Company eliminated a multifamily loan in Arlington, Texas as part of the consolidation of the Arlington property as the primary beneficiary. As a result, the property was consolidated as real estate and removed from loans held from investment, net. The CECL reserve related to this loan was charged off and the net amount is reflected as an addition to real estate, net. There was no gain or loss recorded as part of the consolidation. During the fourth quarter of 2024, the Company acquired legal title to one multifamily property which is included in real estate, net on the Company’s consolidated balance sheet as of December 31, 2024. The CECL reserve related to this loan was charged off and the net amount is reflected as an addition to real estate, net. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
(5)During the year ended December 31, 2025, the Company charged off uncollectible amounts of $82.2 million relating to five multifamily loans, one office loan and one industrial loan based on resolution of the loans.
(6)During the year ended December 31, 2024, the Company charged off uncollectible amounts of $29.0 million relating to two multifamily loans, two office loans and one mezzanine loan upon resolution of the loans.
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
During the first quarter of 2025, the Company amended a senior mixed-use loan (“Loan A”) as part of the resolution of a senior mixed-use loan (“Loan B”) with the same sponsor. The sponsor obtained new financing on Loan B collateral that was $8.8 million short of a full principal payoff. The $8.8 million of principal was transferred to Loan A as part of the full resolution of Loan B. A joint venture agreement was entered into with the sponsor with respect to the Loan B collateral providing that (i) any available cash after Loan B debt service is paid is distributed to the Company to pay down Loan A and (ii) if, at any time after two years, Loan A is not paid off, the Company may unilaterally force a sale of the collateral for Loan B. During the fourth quarter of 2025, Loan A was further modified to allow funds to be used to pay for architecture, design, and permitting fees to better position the collateral for a sale. The maturity of Loan A and the venture agreement were also shortened by nine months.
During the year ended December 31, 2025, the Company originated nine preferred equity investments. Refer to “Unconsolidated VIEs” in Note 2, “Summary of Significant Accounting Policies” for more details on these originations.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of 2023, the Company amended a senior office loan with an outstanding principal balance of $39.4 million. The modification reduced the loan spread from 3.96% to 1.5%, and included an exit fee upon repayment of the loan of 2.5% of the principal balance. The modification allows the sponsor to utilize tenant improvements and leasing commission funds for capital improvements such as rezoning the collateral for additional commercial uses, and exploring rezoning certain parcels for multifamily use. Additionally, the sponsor funded $0.3 million into a reserve to fund operating shortfalls. During the fourth quarter of 2024, this senior loan was extended to March 9, 2025. Upon purchasing an updated rate cap in the first quarter of 2025, the loan was extended to September 9, 2025. During the third quarter of 2025, the sponsor paid down the senior office loan by $6.2 million and the Company acquired legal title to this property through a deed-in-lieu of foreclosure. During the fourth quarter of 2025, the property was sold. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
Nonaccrual and Past Due Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table provides an aging summary of loans held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due(1)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (2)(3)	Total Loans
December 31, 2025	$2,641,623	$—	$—	$36,692	$2,678,315
December 31, 2024	2,368,591	—	—	150,334	2,518,925
_________________________________________
(1)At December 31, 2024, one multifamily senior loan in maturity default as of December 9, 2024. There was an extension to the loan in the first quarter of 2025 and the borrower is no longer in maturity default as of December 31, 2025.
(2)At December 31, 2025, one industrial senior loan which was placed on nonaccrual status on September 9, 2025, with a carrying value of $22.0 million and an office mezzanine loan which was placed on nonaccrual status on April 1, 2024, with a carrying value of $14.7 million. Subsequent to December 31, 2025, the industrial loan was resolved.
(3)At December 31, 2024, one hotel senior loan which was placed on nonaccrual status on June 9, 2024, with a carrying value of $136.0 million and an office mezzanine loan which was placed on nonaccrual status on April 1, 2024 with a carrying value of $14.4 million. During the year ended December 31, 2025, the Company acquired legal title to the hotel senior loan and the office mezzanine loan remains on nonaccrual status at December 31, 2025.

As of December 31, 2025, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for one nonaccrual industrial senior loan and one nonaccrual office mezzanine loan. As of December 31, 2024, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for one nonperforming hotel senior loan, one nonaccrual office mezzanine loan and one multifamily senior loan in maturity default. For the years ended December 31, 2025, and December 31, 2024, no debt investment contributed more than 10.0% of interest income.

Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves (dollars in thousands):

	Year Ended December 31,
	2025	2024
CECL reserve at beginning of period	$165,932	$76,028
Increase (decrease) in general CECL reserve(1)	(77,488)	97,975
Increase in specific CECL reserve(2)	101,401	38,043
Charge-offs of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(3)	(20,224)	(17,139)
Charge-off of CECL reserve-other(2)	(82,220)	(28,975)
CECL reserve at end of period	$87,401	$165,932
_________________________________________
(1)Excludes $0.5 million and $(0.2) million of CECL reserves related to unfunded commitments reported on the consolidated statement of operations for the years ended December 31, 2025, and 2024, respectively.
(2)During the year ended December 31, 2025, the Company recorded specific CECL reserves totaling $101.4 million for four multifamily loans, one multifamily construction/development loan, two office loans, one hotel loan and one industrial loan, all of which were charged off during the year ended December 31, 2025. It excludes $0.4 million related to additional proceeds received in 2025 on one office senior loan which was resolved in the fourth quarter of 2024. During the year ended December 31, 2024, the Company recorded specific CECL reserves totaling $39.0 million and had $1.0 million

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reversals for three multifamily loans, two office loans and one development mezzanine loan. The Company also charged off specific CECL reserves totaling $29.0 million relating to two multifamily loans, two office loans and one development mezzanine loan upon the resolution of these loans.
(3)During the first quarter of 2025, the Company consolidated a multifamily loan as the primary beneficiary. As a result, the property was consolidated as real estate. The CECL reserve related to this loan was charged off. During the second quarter of 2025, the Company consolidated one hotel upon foreclosure and during the third quarter of 2025, the Company consolidated one office upon foreclosure. As a result, these properties were consolidated as real estate. The CECL reserve related to these loans were charged off. During the third quarter of 2024, the Company consolidated a multifamily loan in Arlington, Texas as the primary beneficiary. As a result, the property was consolidated as real estate. The CECL reserve related to this loan was charged off. During the fourth quarter of 2024, the Company acquired legal title relating to one multifamily loan. The CECL reserve related to this loan was charged off.

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
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking as of December 31, 2025, and December 31, 2024 (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies” for loan risk ranking definitions.
At December 31, 2025, the weighted average risk ranking for loans held for investment was 3.1.

	December 31, 2025
	Year of Origination
Risk Rankings	2025	2024	2023	2022	2021 and earlier	Total
Senior loans

3	$723,723	$79,019	$—	$630,338	$965,963	$2,399,043
4	—	—	—	—	65,123	65,123
5	—	—	—	88,880	64,787	153,667
Total Senior loans	723,723	79,019	—	719,218	1,095,873	2,617,833

Mezzanine loans

3	—	—	14,692	34,377	—	49,069
Total Mezzanine loans	—	—	14,692	34,377	—	49,069

Preferred Equity
3	10,327	—	—	—	—	10,327
4	1,086	—	—	—	—	1,086
Total Preferred Equity	11,413	—	—	—	—	11,413

Total Loans and preferred equity held for investment	$735,136	$79,019	$14,692	$753,595	$1,095,873	$2,678,315
Current period gross write-offs(1)	$—	$—	$—	$25,137	$77,307	$102,444
_____________________________________
(1)Current period gross write-offs include all transfers to real estate, net.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to December 31, 2025, three risk ranked “5” loans totaling $86.8 million of carrying value before CECL reserves were resolved. Following resolution, the three loans were removed from the watchlist. Additionally, the two remaining risk ranked “5” loans totaling $66.9 million of carrying value before CECL reserves are expected to be repaid in the first half of 2026, as the underlying collateral is under an executed purchase and sale agreement for one loan and under a letter of intent for one loan.
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
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan and preferred equity agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $112.2 million and $106.3 million at December 31, 2025 and December 31, 2024, respectively. Refer to Note 14, “Commitments and Contingencies” for further details. The Company recorded $0.7 million and $0.2 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at December 31, 2025 and December 31, 2024, respectively. See Note 2, “Summary of Significant Accounting Policies” for further details.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Real Estate, net and Real Estate Held for Sale
The following table presents the Company’s net lease portfolio, net, as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024
Land and improvements	$78,805	$121,881
Buildings, building leaseholds, and improvements	287,767	476,712
Tenant improvements	13,781	19,354
Subtotal	$380,353	$617,947
Less: Accumulated depreciation	(86,871)	(116,089)
Less: Impairment(1)	—	(30,693)
Net lease portfolio, net	$293,482	$471,165
The following table presents the Company’s portfolio of other real estate, net as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024
Land and improvements	$127,614	$77,219
Buildings, building leaseholds, and improvements	262,451	269,062
Tenant improvements	18,097	30,369
Furniture, fixtures and equipment	13,938	3,108
Construction-in-progress	7,972	2,394
Subtotal	$430,072	$382,152
Less: Accumulated depreciation	(43,775)	(53,608)
Less: Impairment(1)	—	(22,288)
Other portfolio, net	$386,297	$306,256
_________________________________________
(1)    See Note 12, “Fair Value,” for discussion of impairment of real estate.
At December 31, 2025, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $237.0 million. At December 31, 2024, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $115.2 million and one foreclosed property as held for sale with a carrying value of $1.9 million.
Depreciation Expense
Depreciation expense on real estate was $26.8 million, $27.5 million and $24.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Property Operating Income
For the years ended December 31, 2025, 2024 and 2023 the components of property operating income were as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease revenues
Minimum lease revenue	$82,890	$90,817	$81,127
Variable lease revenue	8,679	11,912	12,149
	$91,569	$102,729	$93,276
Hotel operating income	36,405	—	—
Total property operating income(1)	$127,974	$102,729	$93,276
_________________________________________
(1)Excludes net amortization expense related to above and below-market leases of $1.0 million and income of $0.7 million for the year ended December 31, 2025, respectively. Excludes net amortization expense related to above and below-market leases of $1.6 million and income of $1.3 million for the year ended December 31, 2024, respectively. Excludes net amortization expense related to above and below-market of $1.3 million and income of $1.4 million for the year ended December 31, 2023, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2025, the Company had one property with property operating income equal to or greater than 10% of the Company’s total revenue. The property had property operating income of $36.4 million or 11% of the Company’s total revenue. For the years ended December 31, 2024 and 2023 the Company had no single property with property operating income equal to or greater than 10.0% of total revenue of the Company.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under non-cancellable operating leases, excluding variable lease revenue of tenant reimbursements, to be received over the next five years and thereafter as of December 31, 2025 (dollars in thousands):

2026	$56,037
2027	47,950
2028	39,999
2029	37,005
2030	34,132
2031 and thereafter	178,016
Total	$393,139
The rental properties, owned at December 31, 2025, are leased under non-cancellable operating leases with current expirations ranging from 2026 to 2038, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their share of real estate taxes and operating expenses.
Commitments and Contractual Obligations
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain non-cancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rent on certain ground leases are paid directly by the tenants. Ground rent expense for the years ended December 31, 2025, 2024 and 2023 were $3.2 million, $3.2 million and $3.1 million, respectively.
Refer to Note 14, “Commitments and Contingencies” for the details of future minimum rental payments on noncancellable ground lease on real estate as of December 31, 2025.
Real Estate Acquisitions
During the year ended December 31, 2025, the Company acquired legal title to one multifamily construction/development project and one office property through deeds-in-lieu of foreclosure, and one hotel property via foreclosure, all of which are included in real estate, net on the Company’s consolidated balance sheets. The office property was subsequently sold. See “Real Estate Held for Sale” below for further detail on the gain on sale.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s real estate acquisitions for the years ended December 31, 2025 and 2024 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings/Units(1)	Purchase Price	Land and Improvements(2)	Building and Improvements(2)	Furniture and Fixtures(2)	Lease Intangible Assets(2)	Other Assets	Lease Intangible Liabilities(2)	Other Liabilities
Year Ended December 31, 2025
September 2025	Office - Oregon(3)	8	$21,100	$10,913	$5,105	$—	$4,567	$1,849	$(298)	$(1,036)
July 2025	Multifamily/Pre-dev - California(3)(4)	n/a	39,760	39,760	—	—	—	—	—	—
May 2025	Hotel - California(3)	541	139,126	36,166	91,719	10,197	80	10,034	—	(9,070)
February 2025	Multifamily - Arizona(5)	285	31,965	9,007	21,051	270	1,456	708	—	(527)
Year Ended December 31, 2024
November 2024	Multifamily - Texas(3)	354	33,540	4,023	25,629	795	2,380	1,703	—	(990)
July 2024	Multifamily - Texas(5)	436	40,019	8,895	27,443	1,109	1,935	2,836	—	(2,199)
			$305,510	$108,764	$170,947	$12,371	$10,418	$17,130	$(298)	$(13,822)
_________________________________________
(1)    For multifamily properties, represents number of units. For hotels, it represents number of rooms.
(2)    Useful life of real estate acquired is 28 to 40 years for buildings, four to 15 years for tenant improvements, four to nine for furniture and fixtures, and one to 12 years for lease intangibles.
(3)    Represents assets acquired by the Company through foreclosure or a deed-in-lieu of foreclosure.
(4)    Represents a multifamily construction/development project located in California.
(5)    Represents a multifamily property held in a VIE for which the Company was deemed the primary beneficiary. The Company consolidated the assets, liabilities and the property's operations on the acquisition date in accordance with ASC 810.
Impairment
The Company recorded $61.6 million of impairment of operating real estate during the year ended December 31, 2025. During the three months ended December 31, 2025, the Company recorded $1.7 million of impairment related to one office property. The impairment was due to a reduction in the current expected holding period of the property. The estimated fair value of the property was determined based on the expected net sale proceeds following the execution of a purchase and sale agreement. The gross purchase price is $28.0 million.
In May 2025, an investment subsidiary reached a maturity default on its bond financing collateralized by the Company’s Norwegian net lease office campus. Following the maturity default, the lenders exercised remedies and took control by equity pledge of the underlying investment subsidiary, requiring deconsolidation of the assets and liabilities from the Company’s consolidated balance sheet. The deconsolidation resulted in impairment loss of $49.3 million. The Company has no further involvement in the Norwegian net lease office campus, and the lenders are not a related party.
In January 2025, an investment subsidiary defaulted on its mortgage note payable collateralized by one Pennsylvania office property included in the Company’s other real estate, net portfolio. In July 2025, a receiver was appointed and took possession and full control of the property, requiring deconsolidation of the assets and liabilities from the Company’s consolidated balance sheet in the third quarter of 2025. The deconsolidation resulted in impairment loss of $4.3 million. The Company has no further involvement in the Pennsylvania office property, and the lenders are not a related party.
During the year ended December 31, 2024, in connection with the Company’s preparation of its quarterly financial reporting, the Company recorded $47.5 million of impairment loss related to three office properties held for investment. The impairment was due to a reduction in the current expected holding period of the properties. The estimated fair value of the collateral was determined by using a discounted cash flow model.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Sales
During the year ended December 31, 2025, the Company sold three office properties and one multifamily property previously acquired through deeds-in-lieu of foreclosure for a total gross sales price was $85.6 million. Prior to the sale of one office property, the Company recorded an impairment loss of $6.3 million due to shortening the expected hold period. The impairment loss was based on the net proceeds received from the sale. This is included in impairment of operating real estate in the Company’s consolidated statement of operations. The net gain of $1.1 million on three office properties and one multifamily property is included in other gain (loss), net on the Company’s consolidated statement of operations.
There were no real estate sales during the year ended December 31, 2024.
5. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale, at December 31, 2025 and December 31, 2024 are as follows (dollars in thousands):

	December 31, 2025
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$52,028	$(32,762)	$19,266
Deferred leasing costs	20,499	(12,836)	7,663
Above-market lease values	8,517	(7,800)	717
	$81,044	$(53,398)	$27,646
Intangible Liabilities
Below-market lease values	$776	$(387)	$389

	December 31, 2024
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$82,530	$(49,495)	$33,035
Deferred leasing costs	32,864	(21,021)	11,843
Above-market lease values	11,587	(9,293)	2,294
	$126,981	$(79,809)	$47,172
Intangible Liabilities
Below-market lease values	$16,798	$(13,993)	$2,805

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Above-market lease values	$(1,014)	$(1,616)	$(1,291)
Below-market lease values	690	1,330	1,418
Net (decrease) increase to property operating income	$(324)	$(286)	$127

In-place lease values	$7,315	$10,039	$5,876
Deferred leasing costs	2,184	2,866	2,748
Amortization expense	$9,499	$12,905	$8,624

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amortization of deferred leasing costs, intangible assets and intangible liabilities, for each of the next five years and thereafter as of December 31, 2025 (dollars in thousands):

	2026	2027	2028	2029	2030	2031 and thereafter	Total
Above-market lease values	$(170)	$(133)	$(93)	$(92)	$(76)	$(153)	$(717)
Below-market lease values	54	54	55	55	55	116	389
Net decrease to property operating income	$(116)	$(79)	$(38)	$(37)	$(21)	$(37)	$(328)

In-place lease values	$1,752	$1,650	$1,541	$1,529	$1,502	$11,292	$19,266
Deferred leasing costs	1,295	1,164	940	788	679	2,797	7,663
Amortization expense	$3,047	$2,814	$2,481	$2,317	$2,181	$14,089	$26,929
6. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of December 31, 2025, and December 31, 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024
Restricted cash:
Borrower escrow deposits	$82,511	$80,132
Real estate escrow reserves	8,288	3,167
Capital expenditure reserves	7,668	11,027
Working capital and other reserves	6,637	2,096
Tenant lockboxes	1,942	2,014
Securitization trust unused proceeds(1)	—	50,087
Total	$107,046	$148,523
_______________________________________
(1)    Refer to Note 7, “Debt” for further discussion.
The following table presents a summary of other assets as of December 31, 2025, and December 31, 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024
Other assets:
Right-of-use lease asset	$19,833	$23,238
Tax receivable and deferred tax assets	12,247	16,299
Prepaid expenses and other	7,154	6,379
Deferred financing costs, net - credit facilities	5,716	3,143
Investments in unconsolidated ventures at fair value	2,115	2,235
Total	$47,065	$51,294

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a summary of accrued and other liabilities as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024
Accrued and other liabilities:
Accounts payable, accrued expenses and other liabilities	$25,573	$17,830
Operating lease liability	20,703	24,119
Prepaid rent and unearned revenue	9,664	7,852
Interest payable	6,239	10,046
Tenant security deposits	861	1,443
Unfunded CECL loan allowance	669	188
Current and deferred tax liability	—	21,147
Total	$63,709	$82,625
Investments in Unconsolidated Ventures at Fair Value
Private Funds
The Company elected the fair value option to account for its indirect interests in real estate through real estate private equity funds (“PE Investments”), which interests ranged from 1.0% to 10.0% as of December 31, 2025, and December 31, 2024. The Company records equity in earnings for these investments based on a change in fair value of its share of projected future cash flows.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Debt
The following table presents debt as of December 31, 2025, and December 31, 2024 (dollars in thousands):

						December 31, 2025		December 31, 2024
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
BRSP 2024-FL2(3)		Non-recourse	Aug-37	SOFR + 2.47%		$583,875	$578,879	$583,875	$576,577
BRSP 2021-FL1(3)		Non-recourse	Aug-38	SOFR + 1.72%		398,215	398,203	510,497	510,497
Subtotal securitization bonds payable, net						982,090	977,082	1,094,372	1,087,074

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Sep-33	4.77%		200,000	199,068	200,000	198,963
Net lease 2(4)		Non-recourse	(4)	(4)		—	—	132,879	133,152
Net lease 3		Non-recourse	Aug-26	4.08%		27,958	27,928	28,671	28,599
Net lease 4		Non-recourse	Oct-27	4.45%		20,730	20,730	21,368	21,368
Net lease 5(5)		Non-recourse	Nov-26	4.45%		16,222	16,153	16,663	16,521
Net lease 5(6)		Non-recourse	Mar-28	7.25%		10,800	10,362	11,007	10,570
Net lease 6		Non-recourse	Nov-26	4.45%		6,445	6,418	6,620	6,564
Net lease 8		Non-recourse	Nov-26	4.45%		2,987	2,975	3,069	3,043
Other real estate 1		Non-recourse	Dec-28(7)	4.47%		97,082	96,348	99,224	98,124
Other real estate 2		Non-recourse	(8)	(8)		—	—	67,699	67,685
Loan 1(9)		Non-recourse	Jul-28(9)	5.50%		34,078	34,078	34,466	34,466
Subtotal mortgage and other notes payable, net						416,302	414,060	621,666	619,055

Bank credit facility
Bank credit facility	$120,000	Recourse	Dec-28 (10)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1	600,000	Limited Recourse(11)	Apr-27	SOFR + 2.30%	(12)	433,642	433,642	422,438	422,438
Bank 2	600,000	Limited Recourse(11)	Apr-30(13)	SOFR + 1.87%	(12)	135,550	135,550	160,847	160,847
Bank 3	500,000	Limited Recourse(14)	June-30(15)	SOFR + 1.60%	(12)	427,899	427,899	177,466	177,466
Bank 4	400,000	Limited Recourse(11)	Nov-29(16)	SOFR + 1.66%	(12)	81,007	81,007	24,432	24,432
Subtotal master repurchase facilities	$2,100,000					1,078,098	1,078,098	785,183	785,183

Subtotal credit facilities						1,078,098	1,078,098	785,183	785,183

Total						$2,476,490	$2,469,240	$2,501,221	$2,491,312
_________________________________________
(1)Subject to customary non-recourse carveouts.
(2)Difference between principal amount and carrying value of securitization bonds payable, net and mortgage and other notes payable, net is attributable to deferred financing costs, net and premium/discount on mortgage notes payable.
(3)The Company, through indirect Cayman subsidiaries, securitized commercial mortgage loans originated by the Company. Senior notes issued by the securitization trusts were generally sold to third parties and subordinated notes retained by the Company. These securitizations are accounted for as secured financing with the underlying mortgage loans pledged as collateral. Principal payments from underlying collateral loans must be applied to repay the notes until fully paid off, irrespective of the contractual maturities on the notes. Underlying collateral loans have initial terms of two to three years. The Company expects to redeem BRSP 2021-FL1 in February 2026 at a redemption price of approximately $310.8 million.
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
(10)On December 9, 2025, the Company, through its subsidiaries, including the OP, entered into an Amendment No. 1 to the Restated Credit Agreement. Refer to “Bank Credit Facility” within this note for more details.
(11)Recourse solely with respect to 25.0% of the financed amount.
(12)Represents the weighted average spread as of December 31, 2025. The contractual interest rate depends upon asset type and characteristics and ranges from SOFR plus 1.35% to 2.75%.
(13)The current maturity date is April 2028, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(14)Recourse is either 25.0% or 50.0% depending on loan metrics.
(15)The current maturity date is June 2028, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents. In December 2025, the maximum facility size was increased to $500.0 million. On January 9, 2026, the Company, through its subsidiaries, and Bank 3, entered into an Amendment No. 8 to the Master Repurchase and Securities Contract to increase the maximum borrowing amount by $50 million to $550 million for approximately two months, following which the maximum amount will revert to $500 million (without any further upsize option).
(16)The current maturity date is November 2026, with three one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at December 31, 2025 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage and Other Notes Payable, Net	Credit Facilities
2026	$54,572	$—	$54,572	$—
2027	454,004	—	20,362	433,642
2028	141,368	—	141,368	—
2029	81,007	—	—	81,007
2030	563,449	—	—	563,449
2031 and thereafter	1,182,090	982,090	200,000	—
Total	$2,476,490	$982,090	$416,302	$1,078,098
Bank Credit Facility
The Company uses bank credit facilities (including term loans and revolving facilities) to finance the business. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from one to five years and may accrue interest at either fixed or floating rates.
On January 28, 2022, the OP (together with certain subsidiaries of the OP from time-to-time party thereto as borrowers, collectively, the “Borrowers”) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the several lenders from time to time party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide a revolving credit facility in the aggregate principal amount of up to $165.0 million, of which up to $25.0 million is available as letters of credit.
On December 9, 2025, the OP (together with certain subsidiaries of the OP from time-to-time party thereto as borrowers, collectively, the “Borrowers”) entered into an Amendment No. 1 to the Credit Agreement (the Credit Agreement, as amended, the “Amended Credit Agreement”) with an aggregate principal amount to $120.0 million. Loans under the Amended Credit Agreement may be advanced in U.S. dollars and certain foreign currencies, including euros, pounds sterling and Swiss francs.
The Amended Credit Agreement also includes an option for the Borrowers to increase the maximum available principal amount to up to $180.0 million, subject to one or more new or existing Lenders agreeing to provide such additional loan commitments and satisfaction of other customary conditions.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advances under the Amended Credit Agreement accrue interest at a per annum rate equal to, at the applicable Borrower’s election, either (x) a Term SOFR rate plus a margin of 2.25%, or (y) a base rate equal to the highest of (i) the Wall Street Journal’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the Term SOFR rate plus 1.00%, plus a margin of 1.25%. An unused commitment fee at a rate of 0.25% or 0.35%, per annum, depending on the amount of facility utilization, applies to unutilized borrowing capacity under the Amended Credit Agreement. Amounts owed under the Amended Credit Agreement may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a Term SOFR rate election is in effect.
The maximum amount available for borrowing at any time under the Amended Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of December 31, 2025, the borrowing base valuation is sufficient to permit borrowings of up to the entire $120.0 million commitment. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Amended Credit Agreement terminates and any outstanding revolving loans will mature on December 8, 2028.
The obligations of the Borrowers under the Amended Credit Agreement are guaranteed pursuant to a Guarantee and Collateral Agreement by substantially all material wholly owned subsidiaries of the OP (the “Guarantors”) in favor of the Administrative Agent (the “Guarantee and Collateral Agreement”) and, subject to certain exceptions, secured by a pledge of substantially all equity interests owned by the Borrowers and the Guarantors, as well as by a security interest in deposit accounts of the Borrowers and the Guarantors (as such terms are defined in the Guarantee and Collateral Agreement) in which the proceeds of investment asset distributions are maintained.
The Amended Credit Agreement contains various affirmative and negative covenants, including, among other things, the obligation of the Company to maintain REIT status and be listed on the New York Stock Exchange or any other U.S. national or international securities exchange, and limitations on debt, liens and restricted payments. In addition, the Amended Credit Agreement includes the following financial covenants applicable to the OP and its consolidated subsidiaries: (a) minimum consolidated tangible net worth of the OP to be greater than or equal to the sum of (i) $900,000,000 and (ii) 70% of the net cash proceeds received by the OP from any offering of its common equity after December 9, 2025 and of the net cash proceeds from any offering by the Company of its common equity to the extent such proceeds are contributed to the OP, excluding any such proceeds that are contributed to the OP within ninety (90) days of receipt and applied to acquire capital stock of the OP; (b) the OP’s EBITDA plus lease expenses to fixed charges for any period of four consecutive fiscal quarters not less than 1.40 to 1.00; (c) the OP’s minimum interest coverage ratio not less than 3.00 to 1.00; and (d) the OP’s ratio of consolidated total debt to consolidated total assets must not exceed 0.80 to 1.00. The Amended Credit Agreement also includes customary events of default, including, among other things, failure to make payments when due, breach of covenants or representations, cross default to material indebtedness, material judgment defaults, bankruptcy matters involving any Borrower or any Guarantor and certain change of control events. The occurrence of an event of default will limit the ability of the OP and its subsidiaries to make distributions and may result in the termination of the credit facility, acceleration of repayment obligations and the exercise of remedies by the Lenders with respect to the collateral.
As of December 31, 2025, the Company was in compliance with all of its financial covenants under the Amended Credit Agreement.
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
The Company evaluated the key terms in the collateralized loan obligation (“CLO”) governing documents of the issuers of the CRE CLOs (“CRE CLO Issuers”), which are wholly owned subsidiaries of the Company, to determine if they were VIEs and, if so, whether the Company was the primary beneficiary and therefore consolidate the CRE CLOs. The Company concluded that the CRE CLO Issuers are VIEs and the Company is the primary beneficiary because it has the ability to control the most significant activities of the CRE CLO Issuers, the obligation to absorb losses to the extent of its equity investments, and the right to receive benefits that could potentially be significant to these entities.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2025, the Company had $1.2 billion carrying value of CRE debt investments financed with $982.1 million of securitization bonds payable, net. As of December 31, 2024, the Company had $1.3 billion carrying value of CRE debt investments financed with $1.1 billion of securitization bonds payable, net.
BRSP 2021-FL1
In July 2021, the Company executed a securitization transaction through wholly-owned subsidiaries, BRSP 2021-FL1, Ltd. and BRSP 2021-FL1, LLC (collectively, “BRSP 2021-FL1”), which resulted in the sale of $670.0 million of investment grade notes.
BRSP 2021-FL1 included a two-year reinvestment feature that allowed the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments or repurchases of loans held in BRSP 2021-FL1, subject to the satisfaction of certain conditions set forth in the indenture. The reinvestment period for BRSP 2021-FL1 expired on July 20, 2023. At December 31, 2025, the Company had $528.2 million of unpaid principal balance of CRE debt investments financed with BRSP 2021-FL1. As of December 31, 2025, the securitization reflects an advance rate of 75.4% at a weighted average cost of funds of Term SOFR plus 1.72% (before transaction costs), and is collateralized by a pool of 19 senior loan investments.
Additionally, BRSP 2021-FL1 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the year ended December 31, 2025 and December 31, 2024. While the Company continues to closely monitor all loan investments contributed to BRSP 2021-FL1, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
The Company expects to redeem BRSP 2021-FL1 in February 2026 at a redemption price of approximately $310.8 million.
BRSP 2024-FL2
In August 2024, the Company executed a $675.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which resulted in the sale of $583.9 million of investment grade notes (the “2024-FL2 Notes”).
BRSP 2024-FL2 included a six-month ramp-up acquisition period that allowed the Company to contribute existing or newly originated loan investments in exchange for $84.8 million in unused proceeds held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. During the year ended December 31, 2025, the Company contributed existing or newly originated loan investments totaling $113.1 million, in exchange for a combination of reinvestment and unused proceeds. At December 31, 2025, the unused proceeds have been fully utilized. BRSP 2024-FL2 also includes a two-year reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. At December 31, 2025, the Company had $674.5 million of unpaid principal balance of CRE debt investments financed with BRSP 2024-FL2. As of December 31, 2025, the securitization reflects an advance rate of 86.6% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 27 senior loan investments. During the year ended December 31, 2024, one loan held in BRSP 2024-FL2 was fully repaid, totaling $19.8 million. Additionally, the Company contributed existing or newly originated loan investments totaling $54.5 million as part of the ramp-up acquisition period in exchange for unused proceeds. At December 31, 2024, the Company had $624.9 million of unpaid principal balance of senior loan investments financed with BRSP 2024-FL2.
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the year ended December 31, 2025. While the Company continues to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
BRSP 2026-FL3
On February 17, 2026, the Company closed a $955.0 million CLO transaction, BRSP 2026-FL3. The Company placed approximately $833.2 million of investment grade securities with institutional investors providing term financing on a non-mark-to-market, non-recourse basis. BRSP 2026-FL3 is collateralized by interests in 29 first-lien floating rate mortgages secured by 30 properties, with an 87.25% initial advance rate at a weighted average coupon at issuance of Term SOFR +

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.69%, before transaction costs. The Company also expects to redeem BRSP 2021-FL1 in February 2026 with proceeds from the transaction.
Master Repurchase Facilities
As of December 31, 2025, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.1 billion to finance the origination of first mortgage loans and senior loan participations secured by senior loan investments (each, a “Master Repurchase Facility” and collectively, the “Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of December 31, 2025, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of December 31, 2025, the Company had $1.5 billion carrying value of CRE debt investments financed with $1.1 billion under the Master Repurchase Facilities. As of December 31, 2024, the Company had $1.0 billion carrying value of CRE debt investments financed with $785.2 million under the Master Repurchase Facilities.
As of December 31, 2025, the Company had three counterparties, Bank 1, Bank 2 and Bank 3, with net exposure (collateral that exceeded amounts borrowed) totaling more than 10% of the Company’s total equity. As of December 31, 2025, the Company’s net exposure to Bank 1, Bank 2 and Bank 3 was $216.4 million, $100.0 million and $122.0 million, respectively.
As of December 31, 2024, the Company had one counterparty, Bank 1, with net exposure (collateral that exceeded amounts borrowed) totaling more than 10% of the Company’s total equity. As of December 31, 2024, the Company’s net exposure to Bank 1 was $198.8 million.
8. Related Party Arrangements
The Company had no related party transactions as of and for the years ended December 31, 2025, 2024 and 2023.
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
On May 5, 2022, the Company granted 1,456,366 shares of Class A common stock to certain of its employees, including executive officers. The remaining one-third increment of such share grant vested on March 15, 2025. On March 6, 2023, the Company granted 1,391,217 shares of Class A common stock to certain of its employees, including executive officers. The remaining one-third of such share grant will vest on March 15, 2026. On March 15, 2024, the Company granted 1,243,696

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares of Class A common stock to certain of its employees, including executive officers. Remaining one-third of the increments of such share grant will vest on March 15, 2026 and March 15, 2027.
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
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $12.8 million, $11.6 million and $14.1 million within compensation and benefits in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.
Restricted Stock—Restricted stock awards relating to the Company’s Class A common stock are granted to non-employee directors of the Company and generally vest within one year. Restricted stock awards are granted to certain employees of the Company, with service conditions only and are generally subject to annual time-based vesting in equal tranches over a three-year period. Restricted stock is entitled to dividends declared and paid on the Company’s Class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based on the Company’s Class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite three-year service period.
Performance Stock Units (“PSU”)—PSUs are granted to certain employees of the Company and are subject to both a service condition and a market condition. Following the end of the measurement period for the PSUs, the recipients of PSUs may be eligible to vest in all or a portion of PSUs granted, and be issued a number of shares of the Company’s Class A common stock, ranging from 0% to 200% of the number of PSUs granted and eligible to vest, to be determined based upon the Company’s total shareholder return relative to certain peer group companies at the end of a three-year measurement period for the 2023 PSU grant (the “2023 Grant”), the 2024 PSU grant (the “2024 Grant”) and the 2025 PSU grant (the “2025 Grant”). PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the years ended December 31, 2025, 2024 and 2023:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs
Unvested shares at December 31, 2022	2,308,691	272,000	2,580,691	$8.47	$11.96
Granted	1,484,502	384,378	1,868,880	6.80	9.69
Vested	(951,024)	(136,000)	(1,087,024)	8.43	11.96
Forfeited	(54,362)	(136,000)	(190,362)	7.62	11.96
Unvested shares at December 31, 2023	2,787,807	384,378	3,172,185	$7.61	$9.69
Granted	1,636,256	534,056	2,170,312	6.48	7.82
Vested	(1,629,391)	—	(1,629,391)	7.66	—
Forfeited	(51,755)	—	(51,755)	7.03	—
Unvested shares at December 31, 2024	2,742,917	918,434	3,661,351	$6.92	$8.60
Granted	1,711,449	542,789	2,254,238	5.93	6.78
Vested	(1,508,494)	—	(1,508,494)	7.11	—
Forfeited	(80,473)	—	(80,473)	5.54	—
Unvested shares at December 31, 2025	2,865,399	1,461,223	4,326,622	$6.27	$7.93
Fair value of equity awards that vested during the years ended December 31, 2025 and December 31, 2024, determined based on their respective fair values at vesting date, was $9.0 million and $10.9 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of vesting of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At December 31, 2025, aggregate unrecognized compensation cost for all unvested equity awards was $15.2 million, which is expected to be recognized over a weighted-average period of 1.8 years.
10. Stockholders’ Equity
Authorized Capital
As of December 31, 2025, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of December 31, 2025 and December 31, 2024.
Dividends
During the year ended December 31, 2025, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 17, 2025	March 31, 2025	April 15, 2025	$0.16
June 16, 2025	June 30, 2025	July 14, 2025	$0.16
September 15, 2025	September 30, 2025	October 15, 2025	$0.16
December 15, 2025	December 31, 2025	January 15, 2026	$0.16

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
During the year ended December 31, 2025, the Company repurchased 2.0 million shares of Class A common stock at a weighted average price of $5.35 per share for an aggregate cost of $10.9 million.
As of December 31, 2025, there is $40.2 million remaining available to make repurchases under the Stock Repurchase Program.
Under the prior repurchase program, during the year ended December 31, 2024, the Company repurchased 1.2 million shares of Class A common stock at a weighted average price of $5.52 per share for an aggregate cost of $6.6 million.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders, net of immaterial tax effect.
Changes in Components of AOCI - Stockholders

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation loss	Total
AOCI at December 31, 2022	$18,603	$(19,279)	$(676)
Other comprehensive loss	—	(1,880)	(1,880)
AOCI at December 31, 2023	$18,603	$(21,159)	$(2,556)
Other comprehensive loss	—	(3,781)	(3,781)
AOCI at December 31, 2024	$18,603	$(24,940)	$(6,337)
Other comprehensive loss	—	2,975	2,975
Amounts reclassified from AOCI	(18,603)	21,965	3,362
AOCI at December 31, 2025	$—	$—	$—
11. Noncontrolling Interests
Investment Entities
Noncontrolling interests in investment entities represent third-party equity interests in ventures that are consolidated with the Company’s financial statements, as well as the operations of the Company’s Arlington, Texas and Mesa, Arizona multifamily properties. Net loss attributable to noncontrolling interests in the investment entities for the years ended December 31, 2025, 2024, and 2023 were $7.6 million, $3.5 million and $0.1 million, respectively.
12. Fair Value
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, by level within the fair value hierarchy (dollars in thousands):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Other assets - PE Investments	$—	$—	$2,115	$2,115	$—	$—	$2,235	$2,235
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the year ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024
	Other assets - PE Investments
Beginning balance	$2,235	$2,251
Distributions/paydowns	(120)	(16)
Ending balance	$2,115	$2,235
As of December 31, 2025, the Company elected to apply the fair value option for its PE Investments and the key unobservable inputs used in the analysis included a discount rate of 11.0%.
As of December 31, 2024, the Company utilized a discounted cash flow model, comparable precedent transactions and other market information to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in the analysis of PE Investments included discount rates with a range of 11.0% to 12.0% and timing and amount of expected future cash flows. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of December 31, 2024, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025			December 31, 2024
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net(2)(3)	$2,679,909	$2,678,315	$2,657,083	$2,515,278	$2,518,925	$2,349,346
Financial liabilities:(1)
Securitization bonds payable, net	$982,090	$977,082	$982,090	$1,094,372	$1,087,074	$1,094,372
Mortgage and other notes payable, net	416,302	414,060	394,819	621,666	619,055	587,349
Master repurchase facilities	1,078,098	1,078,098	1,078,098	785,183	785,183	785,183
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $112.2 million and $106.3 million as of December 31, 2025 and December 31, 2024, respectively.
(3)Carry value excludes CECL reserves of $87.4 million and $165.9 million as of December 31, 2025 and December 31, 2024, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2025. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Loans and Preferred Equity Held for Investment, Net
For loans and preferred equity held for investment, net, fair values were determined: (i) primarily by using rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period; or (ii) in some cases, based on discounted cash flow projections or similar analysis of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. Since some fair value measurements are based on unobservable inputs, they are classified as Level 3 of the fair value hierarchy.
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of December 31, 2025, the Company believes the unpaid principal balance approximates fair value given the floating rate nature of the bonds and significant level of subordination within the securitization. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of December 31, 2025, the Company believes the carrying value approximates fair value due to the short-term nature of the debt, and as a result, contractual rates should equate to market rates. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
CECL
During the year ended December 31, 2025, the Company recorded specific CECL reserves of $101.0 million related to four multifamily loans, three office loans, one multifamily development loan, one industrial loan and one hotel loan. The specific CECL reserves were based on the estimated fair value of the collateral using a discounted cash flow model and Level 3 inputs, which included capitalization rates ranging from 6.5% and 8.5% (weighted average capitalization rate of 7.8% based on carrying value) and discount rates ranging from 7.0% and 12.0% (weighted average discount rate of 10.0% based on carrying value), recent sales comparisons which assumed a sales price per unit ranging from $42,823 to $86,824, or were determined by the expected proceeds from the sale of the underlying collateral. All specific CECL reserves recorded during the year ended December 31, 2025, were charged off following resolution or the pending resolution of those loans.
The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserves.
Impairment of Operating Real Estate
During the year ended December 31, 2025, the Company recorded $61.6 million of impairment related to four office properties. Refer to Note 4, “Real Estate, net and Real Estate Held for Sale” for further discussion.
Prior Year Nonrecurring Fair Values
During the year ended December 31, 2024, the Company recorded specific CECL reserves of $30.0 million related to two multifamily loans, two office loans and one development mezzanine loan based on the proceeds received from the repayment of the loans. Following repayment of one of the office loans, the Company recognized a specific CECL reversal of $1.0 million after receiving higher than expected proceeds. The Company also recorded specific CECL reserves of $9.0 million related to one multifamily loan that was acquired through a foreclosure in the fourth quarter of 2024. The Company elected to apply the practical expedient, afforded to the Company under ASC 326, to use the fair value of the collateral to determine the specific CECL reserve. The specific CECL reserves on the one multifamily loan were based on the estimated fair value of the collateral using a discounted cash flow model and Level 3 inputs, which included a capitalization rate of 5.3% and discount rate of 6.0%. All specific CECL reserves recorded during the year ended December 31, 2024, were charged off.
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
13. Income Taxes
The Company is subject to income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local non-U.S. jurisdictions, primarily in Europe. The Company’s current primary source of income subject to tax is income from its CLOs.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the Company’s tax provisions (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$(259)	$(70)	$(296)
State and local	(1)	(7)	(219)
Foreign	(541)	(2,114)	(1,587)
Total current tax expense	(801)	(2,191)	(2,102)
Deferred
Federal	—	(22)	(20)
Foreign	22,302	1,153	1,060
Total deferred tax benefit	22,302	1,131	1,040
Total income tax benefit (expense)	$21,501	$(1,060)	$(1,062)
Deferred Income Tax Assets and Liabilities
Deferred tax asset is included in other assets while deferred tax liability is included in accrued and other liabilities on the consolidated balance sheets.
The components of deferred tax assets and deferred tax liabilities arising from temporary differences are as follows (dollars in thousands):

	December 31,
	2025	2024
Deferred tax assets
Basis difference - investment in partnerships	$7,579	$7,852
Lease liability - corporate offices	912	1,170
Equity-based compensation	9	9
Net operating and capital loss carryforwards(1)	9,398	9,152
Gross deferred tax asset	$17,898	$18,183
Valuation allowance(2)	(15,230)	(15,278)
Deferred tax assets, net of valuation allowance	$2,668	$2,905

Deferred tax liabilities
Basis difference - real estate	—	(19,781)
Right-of-Use (ROU) lease asset - corporate offices	(835)	(1,083)
Other	(45)	(35)
Gross deferred tax liabilities	(880)	(20,899)
Net deferred tax asset (liability)	$1,788	$(17,994)
_________________________________________
(1)    As of December 31, 2025, deferred tax assets include $37.9 million of federal net operating loss carryforwards, of which $3.1 million begin to expire in 2036 and $34.8 million are carried forward indefinitely and $5.9 million of capital loss carryforwards that will begin to expire in 2026. As of December 31, 2024, deferred tax assets include $35.7 million of federal net operating loss carryforwards, of which $3.0 million begin to expire in 2036 and $32.7 million are carried forward indefinitely, $6.8 million of federal capital loss carryforwards that will begin to expire in 2026 and $3.9 million of state capital loss carryforwards that will begin to expire in 2043.
(2)    As of December 31, 2025, the Company had $5.8 million of deferred tax assets relating to basis difference - investment in partnerships and $9.4 million of deferred tax assets relating to net operating and capital loss carryforwards. As of December 31, 2024, the Company had $6.1 million of deferred tax assets relating to basis difference - investment in partnerships and $9.2 million of deferred tax assets relating to net operating and capital loss carryforwards.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Income Tax
The Company’s income tax expense varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation of the statutory U.S. income tax to the Company’s effective income tax is presented as follows (dollars in thousands):

	Year Ended December 31,
	2025		2024	2023
	Amount	Percentage	Amount	Amount
Pre-tax income (loss) attributable to taxable entities	$7,146		$(28,057)	$4,646
Federal tax expense (benefit) at statutory tax rate (21%)	1,501	21.0%	(5,892)	976
State and local taxes, net of federal income tax expense	—	—	3	(13)
Permanent adjustments	8	0.1	6,878	(15)
Adjustments for foreclosure property	(778)	(10.9)	—	—
Foreign income tax differential	23	0.3	48	33
Return to provision	(43)	(0.6)	(203)	128
Valuation allowance, net	(49)	(0.7)	1,487	5,737
Adjustments to investment in partnership basis differences	—	—	(1,270)	(6,427)
Adjustments to federal tax attributes for disposed investments	—	—	—	740
Norwegian net lease office campus deferred tax liability write-off	(22,318)	(312.3)	—	—
Other	155	2.2	9	(97)
Effective tax rate	$(21,501)	(300.9)%	$1,060	$1,062
Tax Examinations and Uncertainty in Income Tax
The Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2017. There were no material uncertain tax positions as of December 31, 2025 and December 31, 2024. For the years ended December 31, 2025, 2024 and 2023, the Company has not recognized any interest or penalties related to uncertain tax positions.
14. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At December 31, 2025, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $101.9 million for senior loans, $2.1 million for mezzanine loans and $8.2 million for preferred equity. At December 31, 2024, total unfunded lending commitments for loans held for investment were $105.2 million for senior loans and $1.1 million for mezzanine loans.
Ground Lease Obligation
The Company’s operating leases include ground leases acquired with real estate.
At December 31, 2025 and December 31, 2024, the weighted average remaining lease term was 11.8 years and 12.0 years for ground leases, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents ground lease expense, included in property operating expense, for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense:
Minimum lease expense	$3,191	$3,157	$3,124
Variable lease expense	—	—	—
	$3,191	$3,157	$3,124
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.4%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of December 31, 2025 (dollars in thousands):

2026	$3,186
2027	2,868
2028	2,839
2029	1,896
2030 and thereafter	12,263
Total lease payments	23,052
Less: Present value discount	6,564
Operating lease liability (Note 6)	$16,488
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Office Lease
At December 31, 2025 and December 31, 2024, the weighted average remaining lease term was 3.4 years and 4.3 years for office leases, respectively. The office leases are located in New York, New York and Los Angeles, California.
For the years ended December 31, 2025, 2024 and 2023, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Corporate Offices
Operating lease expense:
Fixed lease expense	$1,308	$1,283	$1,258
Variable lease expense	—	—	—
	$1,308	$1,283	$1,258

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total cash paid for office leases was $1.2 million for the year ended December 31, 2025.
The operating lease liability for the office leases was determined using a weighted average discount rate of 2.4%. As of December 31, 2025, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices
2026	$1,323
2027	1,339
2028	1,155
2029	574
2030 and thereafter	—
Total lease payments	4,391
Less: Present value discount	176
Operating lease liability (Note 6)	$4,215

For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of December 31, 2025, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
15. Segment Reporting
The Company presents its business through three operating and reportable segments described below and is how management views the business activities of the Company.
•Senior and Mezzanine Loans and Preferred Equity—CRE debt investments including senior and mezzanine loans, and preferred equity interests as well as participations in such loans.
•Net Leased and Other Real Estate—direct investments in CRE with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of one investment with direct ownership in commercial real estate and four additional properties that the Company acquired through foreclosure or deed-in-lieu of foreclosure and two properties that the Company consolidates as the primary beneficiary.
•Corporate and Other—includes corporate-level asset management and other fees including expenses related to the Company’s secured revolving credit facility (the “Bank Credit Facility”) and compensation and benefits. It also includes money market income on its cash balances and a sub-portfolio of private equity funds.
U.S. GAAP defines the Chief Operating Decision Maker (“CODM”) as the person or persons who perform the function of allocating resources to and assessing the performance of segments of a public entity. The Company has identified the CODM as its Chief Executive Officer, who is responsible for making key operating decisions of the Company. The CODM reviews net income (loss) for each of the three operating segments on the Company’s consolidated statements of operations to make decisions, allocate resources, and assess segment performance.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the relevant financial information for the reportable segments for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Year Ended December 31,2025
Interest income	$194,710	$43	$135	$194,888
Interest expense	(125,701)	(158)	(1,416)	(127,275)
Property and other income	—	128,587	7,112	135,699
Property operating expense	—	(65,915)	—	(65,915)
Transaction, investment and servicing expense	(2,025)	(70)	(602)	(2,697)
Interest expense on real estate	—	(23,707)	—	(23,707)
Depreciation and amortization	—	(36,206)	(130)	(36,336)
Increase of current expected credit loss reserve	(24,001)	—	—	(24,001)
Impairment of operating real estate	—	(61,620)	—	(61,620)
Compensation and benefits	—	—	(34,986)	(34,986)
Operating expense	26	(12)	(12,081)	(12,067)
Other gain (loss), net	56	(2,320)	12	(2,252)
Income (loss) before income taxes	43,065	(61,379)	(41,955)	(60,269)
Income tax benefit (expense)	(229)	21,759	(29)	21,501
Net income (loss)	$42,836	$(39,620)	$(41,983)	$(38,768)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Year Ended December 31, 2024
Interest income	$244,159	$342	$272	$244,773
Interest expense	(152,417)	(272)	(1,221)	(153,910)
Property and other income	157	102,587	11,288	114,032
Property operating expense	—	(33,887)	—	(33,887)
Transaction, investment and servicing expense	(1,497)	(32)	(112)	(1,641)
Interest expense on real estate	—	(27,026)	—	(27,026)
Depreciation and amortization	—	(40,382)	(124)	(40,506)
Increase of current expected credit loss reserve	(135,798)	—	—	(135,798)
Impairment of operating real estate	—	(54,211)	—	(54,211)
Compensation and benefits	—	—	(34,644)	(34,644)
Operating expense	(4)	(63)	(11,800)	(11,867)
Other gain, net	—	228	—	228
Loss before equity in earnings of unconsolidated ventures and income taxes	(45,400)	(52,716)	(36,341)	(134,457)
Income tax expense	(97)	(963)	—	(1,060)
Net loss	$(45,497)	$(53,679)	$(36,341)	$(135,517)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Year Ended December 31, 2023
Interest income	$298,512	$71	$119	$298,702
Interest expense	(171,984)	(116)	(1,209)	(173,309)
Property and other income	(19)	94,738	12,605	107,324
Property operating expense	—	(26,640)	—	(26,640)
Transaction, investment and servicing expense	(1,696)	(244)	(559)	(2,499)
Interest expense on real estate	—	(25,909)	—	(25,909)
Depreciation and amortization	—	(33,321)	(183)	(33,504)
Increase of current expected credit loss reserve	(108,149)	—	—	(108,149)
Impairment of operating real estate	—	(7,590)	—	(7,590)
Compensation and benefits	—	—	(39,501)	(39,501)
Operating expense	(15)	(19)	(13,116)	(13,150)
Other gain, net	—	613	—	613
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	$16,649	$1,583	$(41,844)	$(23,612)
Equity in earnings of unconsolidated ventures	9,055	—	—	9,055
Income tax expense	(290)	(555)	(217)	(1,062)
Net income (loss)	$25,414	$1,028	$(42,061)	$(15,619)
The following table presents total assets by segment as of December 31, 2025 and December 31, 2024 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other(1)	Total
December 31, 2025	$2,689,862	$800,394	$74,574	$3,564,830
December 31, 2024	2,533,770	888,029	301,679	3,723,478
_________________________________________
(1)Includes PE Investments totaling $2.1 million and $2.2 million as of December 31, 2025 and December 31, 2024, respectively, and cash, unallocated receivables and deferred costs and other assets, net.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total income by geography:
United States	$321,090	$340,314	$396,365
Norway	9,497	18,491	18,716
Total(1)	$330,587	$358,805	$415,081

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2025	December 31, 2024
Long-lived assets by geography:
United States	$707,425	$649,728
Norway	—	174,865
Total(2)	$707,425	$824,593
_________________________________________
(1)Includes interest income and property and other income.
(2)Long-lived assets are comprised of real estate and real estate-related intangible assets, and exclude financial instruments and assets held for sale.

16. Earnings Per Share
The Company’s net loss and weighted average shares outstanding for the years ended December 31, 2025, 2024 and 2023 consist of the following (dollars in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Net loss	$(38,768)	$(135,517)	$(15,619)
Net income (loss) attributable to noncontrolling interests:
Investment Entities	7,620	3,538	70
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(31,148)	$(131,979)	$(15,549)

Numerator:
Dividends allocated to participating securities (non-vested shares)	$(1,857)	$(1,928)	$—
Net income (loss) attributable to common stockholders	$(33,005)	$(133,907)	$(15,549)

Denominator:
Weighted average shares outstanding - basic(1)	126,883	127,441	127,060
Weighted average shares outstanding - diluted(2)	126,883	127,441	127,060

Net loss per common share - basic	$(0.26)	$(1.05)	$(0.12)
Net loss per common share - diluted	$(0.26)	$(1.05)	$(0.12)
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 2,865,399, 2,742,917 and 2,787,807 of restricted stock awards as of December 31, 2025, December 31, 2024 and December 31, 2023, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income (loss) per common share.
(2)The calculation of diluted earnings per share excludes the effect of weighted average unvested non-participating restricted shares of 2,872,241, 2,709,429 and 2,734,075 for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively, as the effect would be antidilutive.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Subsequent Events
BRSP 2026-FL3
On February 17, 2026, the Company closed a $955.0 million CLO transaction, BRSP 2026-FL3. The Company placed approximately $833.2 million of investment grade securities with institutional investors providing term financing on a non-mark-to-market, non-recourse basis. BRSP 2026-FL3 is collateralized by interests in 29 first-lien floating rate mortgages secured by 30 properties, with an 87.25% initial advance rate at a weighted average coupon at issuance of Term SOFR + 1.69%, before transaction costs. The Company also expects to redeem BRSP 2021-FL1 in February 2026 with proceeds from the transaction.
Dividends
In January 2026, the Company paid a quarterly cash dividend of $0.16 per share of its Class A common stock for the quarter ended December 31, 2025, to stockholders of record as of December 31, 2025.
Loan Originations
Subsequent to December 31, 2025, the Company originated three senior mortgage loans with a total commitment of $118.3 million.
Foreclosure
On January 6, 2026, the Company acquired a multifamily property through a foreclosure. Prior to acquisition, the senior loan investment was risk ranked 5 and classified within “Loans and preferred equity held for investment, net” on the Company’s consolidated balance sheets.
Repayments
Subsequent to December 31, 2025, two risk ranked 5 loans totaling $41.6 million in carrying value before CECL reserves were repaid. Additionally, the two remaining risk ranked 5 loans totaling $66.9 million in carrying value before CECL reserves are expected to be repaid in the first half of 2026, as the underlying collateral is under an executed purchase and sale agreement for one loan and under a letter of intent for one loan.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(Dollars in Thousands)

			Initial Cost			Gross Amount Carried at December 31, 2025(1)
Property Description / Location	Number of Properties	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition (1)(2)(3)	Land	Building and Improvements	Total	Accumulated Depreciation (4)(5)	Total	Date of Acquisition(4)
Industrial-Arizona	1	$77,864	$14,494	$59,991	$78	$14,494	$60,069	$74,563	$14,081	$60,482	2018
Industrial-California	1	122,136	32,552	148,911	79	32,552	148,990	181,542	37,238	144,304	2018
Office-Colorado	1	27,958	2,359	41,410	6,906	2,359	48,316	50,675	14,344	36,331	2017
Office-Indiana	1	20,730	3,773	26,916	5,188	3,773	32,104	35,877	9,533	26,344	2017
Office-Missouri	1	97,082	22,079	131,292	(33,179)	14,724	105,469	120,193	34,895	85,298	2018
Retail-Illinois	1	3,825	—	7,338	(3,328)	—	4,010	4,010	1,228	2,782	2017
Retail-Indiana	1	2,987	—	5,171	(1,769)	—	3,402	3,402	898	2,504	2017
Retail-Kansas	1	4,750	1,048	7,023	(3,770)	535	3,766	4,301	1,176	3,125	2017
Retail-Maine	1	—	—	6,317	(2,453)	—	3,864	3,864	1,267	2,597	2017
Retail-Massachusetts	2	7,356	—	12,254	(5,939)	—	6,315	6,315	1,827	4,488	2017
Retail-New Hampshire	2	14,092	1,495	21,488	(10,476)	915	11,592	12,507	4,343	8,164	2017
Retail-New York	1	3,444	—	6,372	(3,074)	—	3,298	3,298	935	2,363	2017
Office - New York	1	—	10,380	24,484	(8,399)	7,874	18,590	26,464	1,294	25,170	2023
Multifamily - Texas	1	—	5,742	31,706	1	5,742	31,706	37,448	2,931	34,517	2024
Multifamily - Texas	1	—	4,023	26,424	3,424	4,023	29,848	33,871	1,559	32,312	2024
Multifamily - Arizona	1	—	9,007	21,321	—	9,007	21,321	30,328	800	29,528	2025
Hotel - California	1	—	36,166	101,917	3,924	36,166	105,841	142,007	2,297	139,710	2025
Multifamily/Pre-development - California	1	34,078	39,760	—	—	39,760	—	39,760	—	39,760	2025

Total real estate, net	20	$416,302	$182,878	$680,335	$(52,787)	$171,924	$638,501	$810,425	$130,646	$679,779
_________________________________________
(1)The aggregate gross cost of total real estate assets for federal income tax purposes is $907.7 million as of December 31, 2025.
(2)Gross amount carried is shown as net of impairment.
(3)Impairment of $1.7 million on one office property and $47.5 million on three office properties was recorded for the years ended December 31, 2025 and December 31, 2024, respectively. Refer to Note 4 “Real Estate, net and Real Estate Held for Sale” for further discussions.
(4)Properties consolidated upon the Company’s formation reflect an acquisition date of February 1, 2018, the effective date of consolidation.
(5)Depreciation is calculated using a useful life of 1 to 47 years for buildings and improvements.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
December 31, 2025
(Dollars in Thousands)

Changes in the Company’s real estate portfolio gross of accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at January 1	$947,118	$954,850	$855,427
Property acquisitions (1)	224,188	67,888	128,438
Improvements and capitalized costs	10,938	6,093	6,992
Impairment (2)	(61,525)	(54,211)	(7,590)
Dispositions and deconsolidation (3)	(331,267)	—	—
Effect of changes in foreign exchange rates	20,973	(25,238)	(8,817)
Balance at December 31	$810,425	$949,382	$974,450
Classified as held for sale, net (4)	—	(2,264)	(19,600)
Balance at December 31, held for investment	$810,425	$947,118	$954,850
_________________________________________
(1)    Includes one property consolidated after the Company became its primary beneficiary of $30.3 million, one property acquired via foreclosure of $138.1 million and one property acquired via deed-in-lieu of foreclosure of $39.8 million for the year ended December 31, 2025. Includes one property acquired via foreclosure of $30.4 million and one property consolidated after the Company became its primary beneficiary of $37.4 million for the year ended December 31, 2024. Includes deed-in-lieu foreclosures of $108.8 million and a foreclosure of $19.6 million for the year ended December 31, 2023.
(2) Excludes impairment on one office property held for sale of $0.1 million.
(3)    Includes one net lease office campus in Norway and one office in Pennsylvania deconsolidated from the balance sheet with real estate, net of $157.6 million and $82.6 million, respectively, for the year ended December 31, 2025.
(4)    Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

Changes in accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at January 1	$169,697	$146,865	$122,959
Depreciation expense	26,694	27,309	24,697
Dispositions and deconsolidation (1)	(62,148)	—	—
Effect of changes in foreign exchange rates	(3,597)	(4,130)	(791)
Balance at December 31	$130,646	$170,044	$146,865
Classified as held for sale (2)	$—	$(347)	$—
Balance at December 31, held for investment	$130,646	$169,697	$146,865
_________________________________________
(1)    Includes one net lease office campus in Norway and one office in Pennsylvania deconsolidated from the balance sheet of $40.1 million and $18.6 million, respectively, for year ended December 31, 2025.
(2)    Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2025
(Dollars in Thousands)

Loan Type / Collateral / Location(1)	Number of Loans	Interest Rate Range(2)	Maturity Date Range(3)	Periodic Payment Terms(4)	Prior Liens(5)	Unpaid Principal Amount	Carrying Value(6)(7)	Principal Amount Subject to Delinquent Principal or Interest(8)
First mortgage:
Multifamily -Various, USA	62	5.69% - 7.34%	January 2026 - January 2029	I/O	$—	$1,763,374	$1,760,134	$—
Office-Various, USA	19	5.80% - 8.54%	February 2026 - December 2026	P&I	—	631,440	633,388	—
Other (Mixed-use)-Various, USA	5	7.19% - 20.00%	February 2026 - October 2027	I/O	—	202,559	202,311	—
Industrial-California, USA	1	—%	January 2026	I/O	—	22,000	22,000	22,000
	87				—	2,619,373	2,617,833	22,000
Subordinated mortgage and mezzanine:
Office-Maryland, USA	1	—%	February 2026	P&I	56,984	14,692	14,692	14,692
Multifamily -Nevada, USA - Mezzanine	1	7.00%	February 2026	P&I	68,780	34,377	34,377	—
	2				125,764	49,069	49,069	14,692
Preferred equity interests:
Multifamily -Various, USA	8	14.00%- 20.00%	January 2026 - November 2026	I/O	206,666	10,510	10,456	—
Office -Texas, USA	1	15.00%	December 2026	I/O	41,533	957	957	—
	9				248,199	11,467	11,413	—

Total Loans Gross	98				$373,963	$2,679,909	$2,678,315	$36,692
General CECL reserve							(87,401)
Specific CECL reserve							—
Carrying value, net							$2,590,914
_________________________________________
(1)Loans with carrying values that are individually less than 3% of the total carrying value have been aggregated according to collateral type and location.
(2)Variable rate loans are determined based on the applicable index in effect as of December 31, 2025. At December 31, 2025, includes one industrial senior loan which was placed on nonaccrual status on September 9, 2025, with a carrying value of $22.0 million and an office mezzanine loan which was placed on nonaccrual status on April 1, 2024 with a carrying value of $14.7 million. The loans on nonaccrual status are denoted with a 0% interest rate.
(3)Represents contractual maturity that does not contemplate exercise of extension option.
(4)Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity.
(5)Prior liens represent loan amounts owned that are senior to the Company’s mezzanine positions and are approximate.
(6)Carrying amounts as of December 31, 2025 are presented gross of the Company’s CECL reserve of $87.4 million.
(7)The aggregate cost of loans and preferred equity held for investment is approximately $2.7 billion for federal tax purposes as of December 31, 2025.
(8)Represents principal balance of loans which are 90 days or more past due as to principal or interest.

BRIGHTSPIRE CAPITAL, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
December 31, 2025
(Dollars in Thousands)
Activity in mortgage loans on real estate is summarized below:

	Year Ended December 31,
	2025	2024	2023
Balance at January 1	$2,352,993	$2,860,478	$3,468,742
Acquisitions/originations/additional funding	769,072	114,298	77,203
Loan maturities/principal repayments	(284,106)	(420,869)	(455,928)
Increase of CECL reserve	(23,493)	(136,018)	(108,115)
Discount accretion/premium amortization	(2,411)	6,935	10,985
Capitalized interest, net of repayments	2,591	1,702	5,022
Transfer to Real Estate, net and Real Estate Held for Sale	(243,956)	(90,672)	(261,288)
Charge-off of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale	20,224	17,139	123,857
Charge-off of loan held for investment	(82,220)	(28,975)	(14,477)
Charge-off of CECL reserve-other	82,220	28,975	14,477
Balance at December 31	$2,590,914	$2,352,993	$2,860,478

Item 16. Form 10-K Summary
Omitted at Registrant’s option.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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
10.1
Second Amended and Restated Limited Liability Company Agreement of BrightSpire Capital Operating Company, LLC dated as of June 24, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 24, 2021)

10.2
Amended and Restated Credit Agreement, dated as of January 28, 2022, by and among BrightSpire Capital Operating Company, LLC, as a borrower, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No.001-38377) filed on January 31, 2022)

10.3
Amendment No.1 to Amended and Restated Credit Agreement, dated as of December 9, 2025, by and among BrightSpire Capital Operating Company, LLC, as a borrower, the several lenders from time to time parties thereto and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No.001-38377) filed on December 9, 2025

10.4†
Form of Indemnification Agreement, between Colony NorthStar Credit Real Estate, Inc. and the Officers and Directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 1, 2018)

10.5†
Colony NorthStar Credit Real Estate, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-222812) filed on February 1, 2018)

10.6†	Form of Restricted Stock Agreement to the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018)
10.7†	BrightSpire Capital, Inc. 2022 Equity Incentive Plan, dated May 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 5, 2022)
10.8†
First Amendment to the BrightSpire Capital, Inc. 2022 Equity Incentive Plan, dated as of February 21, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)

10.9†
Form of Restricted Stock Award Agreement to the BrightSpire Capital, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 5, 2022)

10.10†
BrightSpire Capital, Inc. 2022 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 3, 2023)

10.11†
BrightSpire Capital, Inc. 2022 Equity Incentive Plan Amended and Restated Performance Restricted Stock Unit Agreement,(incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)

10.12†
BrightSpire Capital, Inc. 2022 Equity Incentive Plan Second Amended and Restated Performance Restricted Stock Unit Agreement, dated as of February 18, 2025 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 19, 2025

10.13†
BrightSpire Capital, Inc. Amended Severance Policy, dated as of February 21, 2024 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)

10.14
Master Repurchase Agreement, dated as of April 26, 2018, by and among Barclays Bank PLC, CLNC Credit 7, LLC and the other sellers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

10.15
First Amendment to Master Repurchase Agreement, dated as of January 22, 2021, by and among Barclays Bank PLC, CLNC Credit 7, LLC and the other sellers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on January 25, 2021)

10.16
Second Amendment to Master Repurchase Agreement, dated as of February 8, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.17
Third Amendment to Master Repurchase Agreement dated as of June 1, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 6, 2022)

10.18
Fourth Amendment to Master Repurchase Agreement, dated as of July 7, 2022, by and between Barclays Bank PLC and BrightSpire Credit 7, LLC (f/k/a CLNC Credit 7, LLC) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended June 30, 2022 filed on August 3, 2022)

10.19
Fifth Amendment to Master Repurchase Agreement, dated as of December 27, 2023, by and among BrightSpire Credit 7, LLC and Barclays Bank PLC and BrightSpire Credit 7, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)

Exhibit Number	Description of Exhibit
10.20
Sixth Amendment to Master Repurchase Agreement, dated as of March 27, 2024, between BrightSpire Credit 7, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 1, 2024)

10.21
Seventh Amendment to Master Repurchase Agreement, dated as of December 11, 2024, between BrightSpire Credit 7, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No.001-38377) filed on December 19, 2025)

10.22
Eighth Amendment to Master Repurchase Agreement, dated as of December 16, 2025, between BrightSpire Credit 7, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (No.001-38377) filed on December 19, 2025)

10.23
Guaranty, made as of April 26, 2018, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 2, 2018)

10.24
Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.25
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.26
Third Amendment to Guaranty, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.27
Fourth Amendment to Guaranty, dated as of December 16, 2025, by and between BrightSpire Capital Operating Company, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on December 19, 2025)

10.28
Master Repurchase and Securities Contract, dated as of November 2, 2018, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on November 7, 2018)

10.29
Amendment No. 1 to Master Repurchase and Securities Contract, dated as of November 1, 2019, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) filed on May 6, 2021)

10.30
Amendment No. 2 to Master Repurchase and Securities Contract, dated as of May 4, 2021, by and between CLNC Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377 filed on May 6, 2021)

10.31
Amendment No. 3 to Master Repurchase and Securities Contract, dated as of February 17, 2022, by and between BrightSpire Credit 8, LLC (f/k/a CLNC Credit 8, LLC) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.32
Amendment No. 4 to Master Repurchase and Securities Contract, dated as of June 22, 2022, by and between BrightSpire Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 23, 2022)

10.33
Amendment No. 5 to Master Repurchase and Securities Contract, dated as of April 8, 2025 by and between BrightSpire Credit 8, LLC (f/k/a CLNC Credit 8, LLC) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) filed on July 30, 2025)

10.34
Amendment No. 6 to Master Repurchase and Securities Contract, dated as of June 20, 2025 by and between BrightSpire Credit 8, LLC (f/k/a CLNC Credit 8, LLC) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) filed on July 30, 2025)

10.35
Amendment No. 7 to Master Repurchase and Securities Contract dated as of December 16, 2025, by and among BrightSpire Credit 8, LLC, BrightSpire Capital Operating Company, LLC and BrightSpire Credit 8 Pledgor, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on December 19, 2025)

10.36*	Amendment No. 8 to Master Repurchase and Securities Contract, dated as of January 9, 2026 among BrightSpire Credit 8, LLC and Wells Fargo Bank, National Association
10.37
Guarantee Agreement, dated as of November 2, 2018, by Credit RE Operating Company, LLC for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (No. 001-38377) filed on November 7, 2018)

10.38
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

10.40
Third Amendment to Guarantee, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

Exhibit Number	Description of Exhibit
10.41
Fourth Amendment to Guarantee Agreement, dated as of June 22, 2022, by and between BrightSpire Capital Operating Company, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on June 23, 2022)

10.42
Fifth Amendment to Guarantee Agreement, dated as of December 16, 2025, by and among BrightSpire Capital Operating Company, LLC, BrightSpire Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on December 19, 2025)

10.43
Second Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of April 23, 2019, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 26, 2019)

10.44
First Omnibus Amendment, dated as of February 14, 2020, to the Second Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of April 23, 2019, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.45
Amended and Restated Guaranty Agreement, made as of April 20, 2018, by Credit RE Operating Company, LLC in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.46
Ratification, Reaffirmation and Confirmation of Transaction Documents, dated as of April 23, 2019, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 26, 2019)

10.47
Third Omnibus Amendment to Transaction Documents, dated as of May 7, 2020, by and between Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.48
Fourth Omnibus Amendment to Transaction Documents, dated as of February 22, 2021, by and between MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC and CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K (001-38377) filed on February 25, 2021)

10.49
Fifth Omnibus Amendment, dated as of April 14, 2021, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.50
Sixth Omnibus Amendment, dated as of April 20, 2021, by and among MS Loan NT-I, LLC, MS Loan NT-II, LLC, CLNC Credit 1, LLC, CLNC Credit 2, LLC, CLNC Credit 1EU, LLC, CLNC Credit 1UK, LLC, Credit RE Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No.001-38377) filed on May 6, 2021)**

10.51
Sixth Omnibus Amendment to Transaction Documents, dated as of January 24, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.52
Seventh Omnibus Amendment to Transaction Documents, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.53
Eighth Omnibus Amendment to Transaction Documents, dated as of July 11, 2022, by and between BrightSpire Capital Operating Company, LLC and Morgan Stanley, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on July 13, 2022)

10.54
Ninth Omnibus Amendment to Transaction Documents, dated as of September 15, 2023, by and among BrightSpire Capital Operating Company, LLC and MS Loan NT-I, LLC, MS Loan NT-II, LLC, BrightSpire Credit 1, LLC, BrightSpire Credit 2, LLC, BrightSpire Credit 1EU, LLC, BrightSpire Credit 1UK, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (No.001-38377) filed on February 19, 2025

10.55
Tenth Omnibus Amendment to Transaction Documents, dated as of August 22, 2024, by and between MS Loan NT-I, LLC, MS Loan NT-II, LLC, BrightSpire Credit 1, LLC and BrightSpire Credit 2, LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on August 23, 2024)

10.56
Eleventh Omnibus Amendment to Transaction Documents and Release Agreement, dated as of December 17, 2025, by and among BrightSpire Capital Operating Company, LLC, and MS Loan NT-I, LLC, MS Loan NT-II, LLC, BrightSpire Credit 1, LLC, BrightSpire Credit 2, LLC, and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (No.001-38377) filed on December 19, 2025)

10.57
Amended and Restated Master Repurchase Agreement, dated as of April 26, 2019, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 1, 2019)

Exhibit Number	Description of Exhibit
10.58
First Amendment to Amended and Restated Master Repurchase Agreement, dated as of April 14, 2021, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC, Credit RE Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.59
Second Amendment to Amended and Restated Master Repurchase Agreement, dated as of August 24, 2021, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC, BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on November 3, 2021)

10.60
Third Amendment to Amended and Restated Master Repurchase Agreement, dated as of January 14, 2022, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC, BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024)

10.61
Fourth Amendment to Amended and Restated Master Repurchase Agreement, dated as of July 28, 2022 by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC, BrightSpire Credit 3EU, LLC and BrightSpire Credit 3UK, LLC, BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended June 30, 2022 filed on August 3, 2022)

10.62
Fifth Amendment to Amended and Restated Master Repurchase Agreement, dated as of November 22, 2024 by and among BrightSpire Credit 3, LLC, BrightSpire Credit 4, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 19, 2025

10.63
Guaranty, made as of April 23, 2018, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 25, 2018)

10.64
Amended and Restated Guaranty, dated as of December 16, 2025 by BrightSpire Capital Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on December 19, 2025)

10.65
Omnibus Amendment to Other Transaction Documents and Reaffirmation of Guaranty, dated as of April 26, 2019, by and among NSREIT CB Loan, LLC, CB Loan NT-II, LLC, CLNC Credit 3, LLC, CLNC Credit 4, LLC, CLNC Credit 3EU, LLC, CLNC Credit 3UK, LLC, Credit RE Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 1, 2019)

10.66
First Amendment to Guaranty, dated as of May 7, 2020, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on May 8, 2020)

10.67
Second Amendment to Guaranty, dated as of April 14, 2021, by Credit RE Operating Company, LLC for the benefit of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on April 19, 2021)

10.68
Third Amendment to Guaranty, dated as of January 28, 2022, by and between BrightSpire Capital Operating Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 22, 2022)

10.69
Indenture, dated as of July 20, 2021, by and among BRSP 2021-FL1, Ltd., as Issuer, BRSP 2021-FL1, LLC, as Co-Issuer, BrightSpire Capital Advancing Agent, LLC (f/k/a CLNC Advancing Agent, LLC), as Advancing Agent, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Note Administrator and as Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on July 26, 2021)

10.70
Indenture, dated as of August 15, 2024, by and among BRSP 2024-FL2, Ltd., as Issuer, BRSP 2024-FL2, LLC, as Co-Issuer, BrightSpire Capital Advancing Agent, LLC, as Advancing Agent, Wilmington Trust, National Association, as Trustee, and Computershare Trust Company, National Association, as Note Administrator and as Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on August 19, 2024)

10.71†
Employment Agreement by and between Michael Mazzei and CLNC US, LLC, as amended April 30, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No.001-38377) filed on May 3, 2021)

10.72†
Second Amended Employment Agreement by and between Michael Mazzei and BrightSpire Capital US, LLC, dated as of February 16, 2024 (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024

10.73†
Form of Amended and Restated Executive Employment Letter, dated as of February 21, 2024 (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 21, 2024

10.74†	Form of Excess Cash Waiver under BRSP’s 2024 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) filed on July 31, 2024
16.1
Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated February 27, 2025, regarding change in independent registered public accounting firm (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (No, 001-38377) filed on February 27, 2025)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 19, 2025

Exhibit Number	Description of Exhibit
21.1*	List of Significant Subsidiaries of BrightSpire Capital, Inc.
23.1*	Consent of Deloitte & Touche, LLP
23.2*	Consent of Ernst & Young LLP
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

BRIGHTSPIRE CAPITAL, INC.

Date:	February 18, 2026	/s/ Michael J. Mazzei
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

SIGNATURE	TITLE	DATE

/s/ Michael J. Mazzei	Chief Executive Officer and Director	February 18, 2026
Michael J. Mazzei	(Principal Executive Officer)

/s/ Frank V. Saracino	Chief Financial Officer	February 18, 2026
Frank V. Saracino	(Principal Financial Officer and Principal Accounting Officer)

/s/ Catherine D. Rice	Director	February 18, 2026
Catherine D. Rice

/s/ Kim S. Diamond	Director	February 18, 2026
Kim S. Diamond

/s/ Catherine F. Long	Director	February 18, 2026
Catherine F. Long

/s/ Vernon B. Schwartz	Director	February 18, 2026
Vernon B. Schwartz

/s/ John E. Westerfield	Director	February 18, 2026
John E. Westerfield