Form 10-Q
period 2026-03-31
BrightSpire Capital, Inc.
filed 2026-04-29
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of April 28, 2026, BrightSpire Capital, Inc. had 130,278,065 shares of Class A common stock, par value $0.01 per share, outstanding.

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
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, “Risk Factors” in this Form 10-Q for the quarter ended March 31, 2026 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$96,561	$66,789
Restricted cash	92,715	107,046
Loans and preferred equity held for investment	2,730,072	2,678,315
Current expected credit loss reserve	(85,316)	(87,401)
Loans and preferred equity held for investment, net	2,644,756	2,590,914
Real estate, net	690,961	679,779
Receivables, net	50,506	45,591
Deferred leasing costs and intangible assets, net	28,144	27,646
Other assets	44,205	47,065
Total assets	$3,647,848	$3,564,830
Liabilities
Securitization bonds payable, net	$1,406,860	$977,082
Mortgage and other notes payable, net	412,814	414,060
Credit facilities	772,327	1,078,098
Accrued and other liabilities	60,621	64,098
Escrow deposits payable	66,878	82,511
Dividends payable	22,179	20,576
Total liabilities	2,741,679	2,636,425
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 130,278,065 and 128,627,246 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,303	1,286
Additional paid-in capital	2,861,488	2,863,377
Accumulated deficit	(1,944,873)	(1,926,231)
Total stockholders’ equity	917,918	938,432
Noncontrolling interests in investment entities	(11,749)	(10,027)
Total equity	906,169	928,405
Total liabilities and equity	$3,647,848	$3,564,830

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

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$1,187	$1,461
Restricted cash	10,845	9,149
Loans and preferred equity held for investment, net	1,612,628	1,151,496
Real estate, net	147,148	149,343
Receivables, net	18,792	16,053
Deferred leasing costs and intangible assets, net	3,432	3,544
Other assets	22,876	23,970
Total assets	$1,816,908	$1,355,016
Liabilities
Securitization bonds payable, net	$1,406,830	$977,082
Mortgage and other notes payable, net	95,874	96,348
Credit facilities	45,145	45,145
Accrued and other liabilities	9,173	8,074
Escrow deposits payable	3,401	3,354
Total liabilities	$1,560,423	$1,130,003

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net interest income
Interest income	$49,515	$48,086
Interest expense	(33,394)	(32,211)
Net interest income	16,121	15,875

Property and other income
Property operating income	32,654	26,858
Other income	2,971	2,618
Total property and other income	35,625	29,476

Expenses
Property operating expense	20,078	9,966
Transaction, investment and servicing expense	832	629
Interest expense on real estate	5,091	6,565
Depreciation and amortization	8,627	10,552
Increase (decrease) of current expected credit loss reserve	1,746	(235)
Compensation and benefits (including $2,918 and $4,213 of equity-based compensation expense, respectively)	9,056	10,429
Operating expense	3,095	3,214
Total expenses	48,525	41,120

Other income
Other loss, net	(4)	(241)
Income before income taxes	3,217	3,990
Income tax expense	(94)	(282)
Net income	3,123	3,708
Net loss attributable to noncontrolling interests in investment entities	1,722	1,634
Net income attributable to BrightSpire Capital, Inc. common stockholders	$4,845	$5,342

Net income per common share - basic (Note 14)	$0.03	$0.04
Net income per common share - diluted (Note 14)	$0.03	$0.04

Weighted average shares of common stock outstanding - basic (Note 14)	125,934	127,082
Weighted average shares of common stock outstanding - diluted (Note 14)	128,921	129,860
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$3,123	$3,708
Other comprehensive income
Foreign currency translation gain	—	1,831
Total other comprehensive income	—	1,831
Comprehensive income	3,123	5,539
Comprehensive loss attributable to noncontrolling interests:
Investment entities	1,722	1,634
Comprehensive income attributable to common stockholders	$4,845	$7,173

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2024	129,685	$1,297	$2,865,341	$(1,812,083)	$(6,337)	$1,048,218	$(2,407)	$1,045,811
Issuance and amortization of equity-based compensation	1,619	$16	$4,197	$—	$—	$4,213	$—	$4,213
Other comprehensive income	—	—	—	—	1,831	1,831	—	1,831
Dividends and distributions declared ($0.16 per share)	—	—	—	(20,802)	—	(20,802)	—	(20,802)
Shares canceled for tax withholding on vested stock awards	(646)	(6)	(3,872)	—	—	(3,878)	—	(3,878)
Net income (loss)	—	—	—	5,342	—	5,342	(1,634)	3,708
Balance as of March 31, 2025	130,658	$1,307	$2,865,666	$(1,827,543)	$(4,506)	$1,034,924	$(4,041)	$1,030,883

Balance as of December 31, 2025	128,627	$1,286	$2,863,377	$(1,926,231)	$—	$938,432	$(10,027)	$928,405
Issuance and amortization of equity-based compensation	2,511	$26	$2,892	$—	$—	$2,918	$—	$2,918
Dividends and distributions declared ($0.16 per share)	—	—	—	(23,487)	—	(23,487)	—	(23,487)
Shares canceled for tax withholding on vested stock awards	(860)	(9)	(4,781)	—	—	(4,790)	—	(4,790)
Net income (loss)	—	—	—	4,845	—	4,845	(1,722)	3,123
Balance as of March 31, 2026	130,278	$1,303	$2,861,488	$(1,944,873)	$—	$917,918	$(11,749)	$906,169

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$3,123	$3,708
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,627	10,552
Straight-line rental income	(191)	(256)
Discount accretion and fee amortization, net on loans held for investment and securitization bonds payable	1,449	(353)
Amortization of deferred financing costs	2,458	2,072
Paid-in-kind interest added to loan principal	(447)	(523)
Realized loss on sale of real estate	4	245
Increase (decrease) of current expected credit loss reserve	1,746	(235)
Amortization of equity-based compensation	2,918	4,213
Non-cash adjustments	27	62
Deferred income tax (benefit) expense	94	(58)
Changes in assets and liabilities:
Receivables, net	(4,691)	918
Deferred costs and other assets	1,210	(7,249)
Other liabilities	(5,399)	(2,595)
Net cash provided by operating activities	10,928	10,501
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(270,378)	(112,625)
Repayment on loans held for investment	169,887	133,000
Proceeds from sale of real estate	25,812	5,184
Acquisition of and additions to real estate and related intangibles	(1,629)	(2,514)
Cash and restricted cash received related to consolidation of loans held for investment and real estate owned	2,433	511
Change in escrow deposits payable	(15,633)	(9,949)
Net cash (used in) provided by investing activities	(89,508)	13,607
Cash flows from financing activities:
Distributions paid on common stock	(21,914)	(20,748)
Shares canceled for tax withholding on vested stock awards	(4,790)	(3,878)
Repayment of mortgage notes	(1,403)	(2,303)
Borrowings from master repurchase and credit facilities	594,427	49,224
Repayment of master repurchase and credit facilities	(900,198)	(100,913)
Borrowing from securitization bonds	833,237	—
Repayment of securitization bonds	(398,215)	(104,288)
Payment of deferred financing costs	(7,123)	(500)
Net cash provided by (used in) financing activities	94,021	(183,406)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	409
Net increase (decrease) in cash, cash equivalents and restricted cash	15,441	(158,889)
Cash, cash equivalents and restricted cash - beginning of period	173,835	450,696
Cash, cash equivalents and restricted cash - end of period	$189,276	$291,807

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$66,789	$302,173
Restricted cash	107,046	148,523
Total cash, cash equivalents and restricted cash, beginning of period	$173,835	$450,696

End of the period
Cash and cash equivalents	$96,561	$200,911
Restricted cash	92,715	90,896
Total cash, cash equivalents and restricted cash, end of period	$189,276	$291,807

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$35,625	$35,169
Cash paid for income taxes, net of refunds	—	(708)
Supplemental disclosure of non-cash investing and financing activities:
Accrual of distribution payable	22,179	20,802
Assets transferred to held for sale	—	34,173
Assumption of accounts payable, accrued expenses and other liabilities related to consolidation of VIE and assumption of real estate	(2,267)	(527)
Assumption of receivables and other assets related to consolidation of VIE and assumption of real estate	443	197
Assumption of real estate and consolidation of VIE (refer to Note 4)	44,791	31,784

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Organization
BrightSpire Capital, Inc. (the “Company”) is an internally-managed commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments. CRE debt investments primarily consist of senior mortgage loans, which is the Company’s primary investment strategy. Additionally, the Company may selectively originate mezzanine loans and make preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with the Company’s origination of corresponding senior mortgages on the same properties.
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
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report.
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
Variable Interest Entities
Variable Interest Entities—A VIE is an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders as a group lack the characteristics of a controlling financial interest; or (iii) is established with non-substantive voting rights. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
As of March 31, 2026 and December 31, 2025, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
Consolidated VIEs include the entities which issue securitization bonds payable, net, the entities holding the Arlington, Texas and Mesa, Arizona multifamily properties and certain operating real estate properties that have noncontrolling interests. The noncontrolling interests in the operating real estate properties represent a third party joint venture partner with an ownership of 5.0% at March 31, 2026 and December 31, 2025. The noncontrolling interest does not have substantive kick-out nor participating rights. The Arlington, Texas and Mesa, Arizona are multifamily loans in which we also hold preferred equity interests.
Unconsolidated VIEs
As of March 31, 2026, the Company held additional interests in 10 unconsolidated VIEs relating to 10 preferred equity investments. The table below shows key characteristics of these unconsolidated VIEs.

	Fixed Preferred Return(2)	Maximum Exposure to Loss(3)	Carrying Value	Commitment
Preferred Equity Investments 6 pack(1)	14%	$171.3 million	$10.8 million	$14.1 million
Preferred Equity Investments 7-10	15-20%	$111.4 million	$3.4 million	$7.4 million
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
(3)    The Maximum Exposure to Loss represents the unpaid principal balances of the senior loans and preferred equity investments at March 31, 2026.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Loans Held for Sale
Loans that the Company intends to sell or liquidate in the foreseeable future are classified as held for sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to Current Expected Credit Losses (“CECL”) reserves. Net deferred loan origination fees and loan purchase premiums or discounts are deferred and capitalized as part of the carrying value of the held for sale loan until the loan is sold, and therefore are included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost. At March 31, 2026 and December 31, 2025, there were no loans held for sale.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Impairment—The Company evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates real estate for impairment on the lowest level of identifiable cash flows, which is generally on an individual property basis. If an impairment indicator exists, the Company evaluates the undiscounted future net cash flows that are expected to be generated by the property, including any estimated proceeds from the eventual disposition of the property. If multiple outcomes are under consideration, the Company may apply a probability-weighted approach to the impairment analysis. Another key consideration in this assessment is the Company’s assumptions about the highest and best use of its real estate investments and its intent and ability to hold them for a reasonable period that would allow for the recovery of their carrying values. If such assumptions change and the Company shortens its expected hold period, this may result in the recognition of impairment losses. Based upon the analysis, if the carrying value of a property exceeds its undiscounted future net cash flows, an impairment loss is recognized for the excess of the carrying value of the property over the estimated fair value of the property. In evaluating and/or measuring impairment, the Company considers, among other things, current and estimated future cash flows associated with each property, market information for each sub-market, including, where applicable, capitalization rates, discount rates, leasing trends, occupancy trends, lease or room rates, and the market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. See Note 4, “Real Estate, net” and Note 11, “Fair Value” for further detail.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At March 31, 2026, there were no properties classified as held for sale. At December 31, 2025, the Company classified one property as held for sale. Refer to Note 4, “Real Estate, net” and Note 11, “Fair Value” for further detail.
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at foreclosure sale or upon execution of a deed-in-lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized through CECL reserves and the cumulative reserve on the loan is charged off prior to recording the loan as real estate. Fair value of foreclosed properties is generally based on a discounted cash flow, third party appraisals, broker price opinions, comparable sales, direct capitalization method or a combination thereof. At March 31, 2026, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $252.9 million. At December 31, 2025, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $237.0 million.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
accounted for as financing transactions, or secured borrowing, including the Company’s Master Repurchase Facilities (as defined herein).
Financing Costs
Financing costs primarily include debt discounts and premiums as well as deferred financing costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in other assets and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. The Company expenses unamortized deferred financing costs to other gain (loss), net when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Disclosures of non-U.S. dollar amounts to be recorded in the future are translated using exchange rates in effect at the date of the most recent balance sheet presented. As of June 30, 2025, the Company no longer had any assets or liabilities denominated in a foreign currency. See Note 4, “Real Estate, net” for further detail.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $0.1 million and $0.3 million, respectively.
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
In measuring the CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default. The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through March 2026 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan specific factors, a qualitative adjustment to the reserve may be recorded.
For loans that do not share similar risk characteristics, the Company evaluates the CECL reserve on an individual basis. The Company considers loans to be collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral or foreclosure is probable. For such loans, the Company estimates the CECL reserve based on the difference between the fair value of the underlying collateral, net of selling costs, as applicable, and the amortized cost basis of the loan.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Future Application of Accounting Standards
Disaggregation of Income Statement Expenses—In November 2024, the FASB issued ASU No. 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issues ASU No. 2025-01, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires disclosures on certain costs and expenses for each interim and annual reporting period. ASU No. 2024-03, as clarified by ASU No. 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of ASU No. 2024-03 to have a material impact on its consolidated financial statements.
Business Combinations and Consolidation—In May 2025, the FASB issued ASU No. 2025-03, Business Combinations and Consolidation: Determining The Accounting Acquirer In The Acquisition of a Variable Interest Entity. The ASU requires reporting entities involved in a business combination effected primarily by the exchange of equity interests to consider the new guidance to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. As a result, a reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition and the acquirer is identified as the acquiree for accounting purposes. This ASU is effective for periods beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the impact of this standard.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	March 31, 2026					December 31, 2025
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)	Weighted Average Maturity in Years(3)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)	Weighted Average Maturity in Years(3)
Variable rate
Senior loans	$1,017,772	$1,013,855	7.3%	0.6	1.1	$1,422,235	$1,420,199	6.9%	1.2	2.6
Securitized loans(4)	1,630,000	1,629,796	6.7%	1.4	2.8	1,172,999	1,173,495	7.0%	0.7	1.3
	2,647,772	2,643,651				2,595,234	2,593,694
Fixed rate
Senior loans	25,808	25,808	20.0%	0.2	0.2	24,139	24,139	20.0%	0.1	0.4
Mezzanine loans	46,425	46,425	—%	0.2	0.9	49,069	49,069	8.4%	0.1	1.1
Preferred equity interests	14,210	14,188	14.3%	0.5	0.7	11,467	11,413	14.3%	0.4	1.0
	86,443	86,421				84,675	84,621
Loans and preferred equity held for investment	2,734,215	2,730,072				2,679,909	2,678,315

CECL reserve	—	(85,316)				—	(87,401)
Loans and preferred equity held for investment, net	$2,734,215	$2,644,756	7.0%	1.1	2.1	$2,679,909	$2,590,914	7.1%	0.9	2.0
_________________________________________
(1)Calculated based on contractual interest rate, except for nonaccrual loans. As of March 31, 2026 and December 31, 2025, all variable rate loans utilize Term Secured Overnight Financing Rate (“Term SOFR”).
(2)Calculated using current maturity date.
(3)Calculated using extended maturity date.
(4)Represents loans transferred into securitization trusts that are consolidated by the Company.
The Company had $10.7 million and $10.8 million of interest receivable related to its loans and preferred equity held for investment, net as of March 31, 2026, and December 31, 2025, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

	Carrying Value
	Three Months Ended March 31,
	2026	2025
Balance at January 1	$2,590,914	$2,352,993
Acquisitions/originations/additional funding(1)	270,378	112,625
Loan maturities/principal repayments(1)	(169,887)	(133,000)
(Increase) decrease of CECL reserve(2)	(554)	770
Discount accretion and fee amortization, net	(1,342)	461
Capitalized interest, net of repayments	447	523
Transfer to Real Estate, net(3)(4)	(45,200)	(32,945)
Charge-off of CECL reserve-transfer to Real Estate, net(3)(4)	—	1,043
Charge-off of loan held for investment(5)(6)	(2,639)	(9,174)
Charge-off of CECL reserve-other(5)(6)	2,639	9,174
Balance at March 31	$2,644,756	$2,302,470
_________________________________________
(1)During the first quarter of 2025, the Company amended a senior mixed-use loan as part of the resolution of a senior mixed-use loan with the same sponsor. In relation to this amendment, there was a transfer of principal of $8.8 million. This transfer is not included within these captions as it was neither additional funding nor a repayment. See “Loan Modifications” below for more detail. During the three months ended March 31, 2026, the Company originated eight loans and preferred equity with a total of $280.1 million in committed principal balance.
(2)(Decrease) increase of CECL reserve excludes $1.2 million for the three months ended March 31, 2026 and $0.5 million for the three months ended March 31, 2025 as determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statements of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.
(3)During the first quarter of 2026, the Company acquired legal title to one multifamily property through foreclosure. As a result, the property was consolidated as real estate and removed from loans held from investment, net. The CECL reserve related to this loan was charged off in 2025. There was no gain or loss recorded as part of the consolidation. Refer to Note 4, “Real Estate, net” for further discussion.
(4)During the first quarter of 2025, the Company eliminated a multifamily loan in Mesa, Arizona as part of the consolidation of the Mesa, Arizona property as the primary beneficiary. There was no gain or loss recorded as part of the consolidation. As a result, the property was consolidated as real estate and removed from loans held from investment, net. The CECL reserve related to this loan was charged off and the net amount is reflected as an addition to real estate, net. There was no gain or loss recorded as part of the consolidation. Refer to Note 4, “Real Estate, net” for further discussion.
(5)During the three months ended March 31, 2026, the Company charged off uncollectible amounts of $3.5 million relating to two multifamily loans based on resolution of the loans. In addition, the Company had a reversal of charge-offs of $0.8 million based on additional proceeds received upon resolution of an office loan and an industrial loan.
(6)During the three months ended March 31, 2025, the Company charged off uncollectible amounts of $9.2 million relating to one multifamily loan upon resolution of the loan.

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Preferred Equity Investment Originations
During the first quarter of 2026, the Company originated one preferred equity investment. During the year ended December 31, 2025, the Company originated nine preferred equity investments. Refer to “Unconsolidated VIEs” in Note 2, “Summary of Significant Accounting Policies” for more details on these originations.
Nonaccrual and Past Due Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table provides an aging summary of loans held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (1)(2)	Total Loans
March 31, 2026	$2,683,647	$—	$—	$46,425	$2,730,072
December 31, 2025	2,641,623	—	—	36,692	2,678,315
_________________________________________
(1)At March 31, 2026, includes one multifamily mezzanine loan which was placed on nonaccrual status during the three months ended March 31, 2026, with a carrying value of $31.5 million and one office mezzanine loan which was placed on nonaccrual status on April 1, 2024, with a carrying value of $14.9 million. Subsequent to March 31, 2026. the multifamily mezzanine loan was resolved.
(2)At December 31, 2025, includes one industrial senior loan which was placed on nonaccrual status on September 9, 2025, with a carrying value of $22.0 million and an office mezzanine loan which was placed on nonaccrual status on April 1, 2024, with a carrying value of $14.7 million. Subsequent to December 31, 2025, the industrial loan was resolved.

As of March 31, 2026, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except one nonaccrual multifamily mezzanine loan in maturity default and one nonaccrual office mezzanine loan. As of December 31, 2025, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for one nonaccrual industrial senior loan and one nonaccrual office mezzanine loan. For the three months ended March 31, 2026, and March 31, 2025, no debt investment individually contributed more than 10.0% of interest income.

Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves (dollars in thousands):

CECL reserve at December 31, 2025	$87,401
Decrease in general CECL reserve(1)	(2,085)
Increase in specific CECL reserve(2)	2,639
Charge-off of CECL reserve-other(2)	(2,639)
CECL reserve at March 31, 2026	$85,316

CECL reserve at December 31, 2024	$165,932
Decrease in general CECL reserve(1)	(9,524)
Increase in specific CECL reserve(2)	9,174
Charge-offs of CECL reserve other(2)	(9,174)
Charge-offs of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(3)	(1,043)
CECL reserve at March 31, 2025	$155,365
_________________________________________
(1)Excludes $1.2 million and $0.5 million of CECL reserves related to unfunded commitments reported on the consolidated statement of operations for the three months ended March 31, 2026, and 2025, respectively.
(2)During the first quarter of 2026, the Company recorded specific CECL reserves totaling $2.8 million for one multifamily mezzanine loan, $0.6 million for one multifamily senior loan and had reversals of $0.6 million relating to one industrial loan and $0.2 million relating to one office senior loan. The CECL reserves were charged off during the period. During the first quarter of 2025, the Company recorded specific CECL reserves totaling $9.2 million for one multifamily loan. The specific CECL reserves were charged off during the period upon resolution.
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
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking as of March 31, 2026, and December 31, 2025 (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies” for loan risk ranking definitions.
At March 31, 2026, the weighted average risk ranking for loans held for investment was 3.1.

	March 31, 2026
	Year of Origination
Risk Rankings	2026	2025	2024	2023	2022 and earlier	Total
Senior loans

3	$257,231	$658,178	$81,310	$—	$1,540,539	$2,537,258
4	—	—	—	—	65,123	65,123
5	—	—	—	—	67,078	67,078
Total Senior loans	257,231	658,178	81,310	—	1,672,740	2,669,459

Mezzanine loans

3	—	—	—	14,895	—	14,895
5	—	—	—	—	31,530	31,530
Total Mezzanine loans	—	—	—	14,895	31,530	46,425

Preferred Equity
3	609	11,289	—	—	—	11,898
4	—	2,290	—	—	—	2,290
Total Preferred Equity	609	13,579	—	—	—	14,188

Total Loans and preferred equity held for investment	$257,840	$671,757	$81,310	$14,895	$1,704,270	$2,730,072
Current period gross write-offs	$—	$—	$—	$—	$2,639	$2,639

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Subsequent to March 31, 2026, one risk ranked “5” mezzanine loan totaling $31.5 million of carrying value was resolved. Following resolution, the loan was removed from the watchlist. Additionally, the two remaining risk ranked “5” loans totaling $67.1 million of carrying value are expected to be repaid in the first half of 2026, as the underlying collateral is under executed purchase and sale agreements for both loans.
As of December 31, 2025, the weighted average risk ranking for loans held for investment was 3.1.

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
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan and preferred equity agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $117.3 million and $112.2 million at March 31, 2026 and December 31, 2025, respectively. Refer to Note 12, “Commitments and Contingencies” for further details. The Company recorded $1.9 million and $0.7 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at March 31, 2026 and December 31, 2025, respectively. See Note 2, “Summary of Significant Accounting Policies” for further details.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4. Real Estate, net
The following table presents the Company’s net lease portfolio, net, as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Land and improvements	$78,805	$78,805
Buildings, building leaseholds, and improvements	287,767	287,767
Tenant improvements	13,781	13,781
Subtotal	$380,353	$380,353
Less: Accumulated depreciation	(89,446)	(86,871)
Net lease portfolio, net	$290,907	$293,482
The following table presents the Company’s portfolio of other real estate, net as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Land and improvements	$133,704	$127,614
Buildings, building leaseholds, and improvements	269,933	262,451
Tenant improvements	19,602	18,097
Furniture, fixtures and equipment	15,524	13,938
Construction-in-progress	7,139	7,972
Subtotal	$445,902	$430,072
Less: Accumulated depreciation	(45,848)	(43,775)
Other portfolio, net	$400,054	$386,297
Depreciation Expense
Depreciation expense on real estate was $6.0 million and $7.1 million for the three months ended March 31, 2026 and 2025, respectively.
Property Operating Income
For the three months ended March 31, 2026 and 2025 the components of property operating income were as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Lease revenues
Minimum lease revenue	$17,405	$23,870
Variable lease revenue	865	3,047
	$18,270	$26,917
Hotel operating income	14,373	—
Total property operating income(1)	$32,643	$26,917
_________________________________________
(1)Excludes net amortization income related to above and below-market leases of a de minimis amount for the three months ended March 31, 2026. Excludes net amortization expense related to above and below-market leases of $0.4 million and income of $0.3 million for the three months ended March 31, 2025, respectively.
For the three months ended March 31, 2026, the Company had one property with property operating income equal to or greater than 10% of the Company’s total revenue. The property had property operating income of $14.4 million or 17% of the Company’s total revenue. For the three months ended March 31, 2025 the Company had no single property with property operating income equal to or greater than 10% of total revenue of the Company.
Real Estate Acquisitions
During the three months ended March 31, 2026, the Company acquired legal title to one multifamily property through foreclosure, which is included in real estate, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the year ended December 31, 2025, the Company acquired legal title to one multifamily construction/development project and one office property through deeds-in-lieu of foreclosure, and one hotel property via foreclosure, all of which are included in real estate, net on the Company’s consolidated balance sheets. The office property was subsequently sold. See “Real Estate Sales” below for further detail on the gain on sale.
The Company previously held an investment in a senior loan collateralized by a multifamily property in Mesa, Arizona that was determined to be a VIE. The Company was determined to be the primary beneficiary of the VIE and consolidated the assets and liabilities as well as the operations of the multifamily property in February 2025. The multifamily property is included in real estate, net on the Company’s consolidated balance sheets. The consolidation did not result in a gain or loss.
In accordance with ASC 805-50, the Company allocated the fair value of the assumed assets and liabilities on the respective acquisition dates for each property acquired.
The following table summarizes the Company’s real estate acquisitions for the three months ended March 31, 2026 and year ended December 31, 2025 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings/Units(1)	Purchase Price	Land and Improvements(2)	Building and Improvements(2)	Furniture and Fixtures(2)	Lease Intangible Assets(2)	Other Assets	Lease Intangible Liabilities(2)	Other Liabilities
Three Months Ended March 31, 2026
January 2026	Multifamily - Texas(3)	624	$45,400	$13,486	$25,944	$1,235	$4,126	$2,876	$—	$(2,267)
Year Ended December 31, 2025
September 2025	Office - Oregon(3)	8	21,100	10,913	5,105	—	4,567	1,849	(298)	(1,036)
July 2025	Multifamily/Pre-dev - California(3)(4)	n/a	39,760	39,760	—	—	—	—	—	—
May 2025	Hotel - California(3)	541	139,126	36,166	91,719	10,197	80	10,034	—	(9,070)
February 2025	Multifamily - Arizona(5)	285	31,965	9,007	21,051	270	1,456	708	—	(527)
			$277,351	$109,332	$143,819	$11,702	$10,229	$15,467	$(298)	$(12,900)
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
Impairment
There was no impairment recorded during the three months ended March 31, 2026 and 2025, respectively.
Real Estate Sales
During three months ended March 31, 2026, the Company sold one office property for a total gross sales price of $28.0 million. The Company recorded a net gain on the sale of $0.1 million and it is included in other loss, net on the Company’s consolidated statement of operations.
During the year ended December 31, 2025, the Company sold three office properties and one multifamily property previously acquired through deeds-in-lieu of foreclosure for a total gross sales price of $85.6 million. Prior to the sale of one office property, the Company recorded an impairment loss of $6.3 million due to shortening the expected hold period. The impairment loss was based on the net proceeds received from the sale. This is included in impairment of operating real estate in the Company’s consolidated statement of operations. The net gain of $1.1 million on three office properties and one multifamily property is included in other gain (loss), net on the Company’s consolidated statement of operations.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities at March 31, 2026 and December 31, 2025 are as follows (dollars in thousands):

	March 31, 2026
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$55,861	$(34,929)	$20,932
Deferred leasing costs	18,844	(11,733)	7,111
Above-market lease values	7,682	(7,581)	101
	$82,387	$(54,243)	$28,144

	December 31, 2025
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$52,028	$(32,762)	$19,266
Deferred leasing costs	20,499	(12,836)	7,663
Above-market lease values	8,517	(7,800)	717
	$81,044	$(53,398)	$27,646
Intangible Liabilities
Below-market lease values	$776	$(387)	$389

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Above-market lease values	$(9)	$(382)
Below-market lease values	2	323
Net decrease to property operating income	$(7)	$(59)

In-place lease values	$2,290	$2,840
Deferred leasing costs	322	625
Amortization expense	$2,612	$3,465

6. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of March 31, 2026, and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Restricted cash:
Borrower escrow deposits	$66,878	$82,511
Real estate escrow reserves	9,246	8,288
Capital expenditure reserves	7,843	7,668
Working capital and other reserves	6,069	6,637
Tenant lockboxes	2,679	1,942
Total	$92,715	$107,046

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of other assets as of March 31, 2026, and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Other assets:
Right-of-use lease asset	$18,958	$19,833
Tax receivable and deferred tax assets	12,152	12,247
Prepaid expenses and other	5,933	7,154
Deferred financing costs, net - credit facilities	5,146	5,716
Investments in unconsolidated ventures at fair value	2,016	2,115
Total	$44,205	$47,065
The following table presents a summary of accrued and other liabilities as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Accrued and other liabilities:
Accounts payable, accrued expenses and other liabilities	$21,266	$25,962
Operating lease liability	19,823	20,703
Prepaid rent and unearned revenue	10,441	9,664
Interest payable	6,601	6,239
Unfunded CECL loan allowance	1,864	669
Tenant security deposits	626	861
Total	$60,621	$64,098

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Debt
The following table presents debt as of March 31, 2026, and December 31, 2025 (dollars in thousands):

						March 31, 2026		December 31, 2025
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
BRSP 2026-FL3(3)		Non-recourse	Aug-43	SOFR + 1.69%		$833,237	$827,427	$—	$—
BRSP 2024-FL2(3)		Non-recourse	Aug-37	SOFR + 2.47%		583,875	579,433	583,875	578,879
BRSP 2021-FL1(3)		Non-recourse	(4)	(4)		—	—	398,215	398,203
Subtotal securitization bonds payable, net						1,417,112	1,406,860	982,090	977,082

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Sep-33	4.77%		200,000	199,092	200,000	199,068
Net lease 3		Non-recourse	Aug-26	4.08%		27,771	27,752	27,958	27,928
Net lease 4		Non-recourse	Oct-27	4.45%		20,563	20,563	20,730	20,730
Net lease 5(5)		Non-recourse	Nov-26	4.45%		16,106	16,055	16,222	16,153
Net lease 5(6)		Non-recourse	Mar-28	7.25%		10,748	10,311	10,800	10,362
Net lease 6		Non-recourse	Nov-26	4.45%		6,399	6,379	6,445	6,418
Net lease 8		Non-recourse	Nov-26	4.45%		2,966	2,957	2,987	2,975
Other real estate 1		Non-recourse	Dec-28(7)	4.47%		96,516	95,874	97,082	96,348
Loan 1(8)		Non-recourse	Jul-28(8)	5.50%		33,831	33,831	34,078	34,078
Subtotal mortgage and other notes payable, net						414,900	412,814	416,302	414,060

Bank credit facility
Bank credit facility	$120,000	Recourse	Dec-28 (9)	SOFR + 2.25%		—	—	—	—
Subtotal bank credit facility						—	—	—	—

Master repurchase facilities
Bank 1	600,000	Limited Recourse(10)	Apr-27	SOFR + 2.42%	(11)	341,594	341,594	433,642	433,642
Bank 2	600,000	Limited Recourse(10)	Apr-30(12)	n/a	(11)	—	—	135,550	135,550
Bank 3	500,000	Limited Recourse(13)	June-30(14)	SOFR + 1.77%	(11)	224,445	224,445	427,899	427,899
Bank 4	400,000	Limited Recourse(10)	Nov-29(15)	SOFR + 1.64%	(11)	85,646	85,646	81,007	81,007
Bank 5	250,000	Limited Recourse(10)	Mar-31(16)	SOFR + 2.25%	(11)	120,642	120,642	—	—
Subtotal master repurchase facilities	$2,350,000					772,327	772,327	1,078,098	1,078,098

Subtotal credit facilities						772,327	772,327	1,078,098	1,078,098

Total						$2,604,339	$2,592,001	$2,476,490	$2,469,240
_________________________________________
(1)Subject to customary non-recourse carveouts.
(2)Difference between principal amount and carrying value of securitization bonds payable, net and mortgage and other notes payable, net is attributable to deferred financing costs, net and premium/discount on mortgage notes payable.
(3)The Company, through indirect Cayman subsidiaries, securitized commercial mortgage loans originated by the Company. Senior notes issued by the securitization trusts were generally sold to third parties and subordinated notes were retained by the Company. These securitizations are accounted for as secured financings with the underlying mortgage loans pledged as collateral. Principal payments from underlying collateral loans must be applied to repay the notes until fully paid off, irrespective of the contractual maturities on the notes. Underlying collateral loans have initial terms of two to three years.
(4)On February 19, 2026, the Company redeemed the outstanding securities under BRSP 2021-FL1, including the 2021-FL1 Notes, at a redemption price of $310.7 million.
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
(8)During the third quarter of 2025, the Company acquired legal title to the multifamily construction/development project collateralizing the note payable through a deed-in-lieu of foreclosure. Additionally, the Company refinanced the note payable, with a two-year initial term plus one one-year extension option. The principal balance and spread of the note payable did not change. Refer to Note 4, “Real Estate, net” for further discussion.
(9)On December 9, 2025, the Company, through its subsidiaries, including the OP, entered into an Amendment No. 1 to the Restated Credit Agreement. Refer to “Bank Credit Facility” within this note for more details.
(10)Recourse solely with respect to 25.0% of the financed amount.
(11)Represents the weighted average spread as of March 31, 2026. The contractual interest rate depends upon asset type and characteristics and ranges from SOFR plus 1.35% to 2.75%.
(12)The current maturity date is April 2028, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(13)Recourse is either 25.0% or 50.0% depending on loan metrics.
(14)The current maturity date is June 2028, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents. In December 2025, the maximum facility size was increased to $500.0 million.
(15)The current maturity date is November 2026, with three one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(16)The Company entered into a Master Repurchase Agreement with Bank 5 which provides up to $250.0 million to finance first mortgage loans, senior loan participations and related mezzanine loans secured by commercial real estate. The current maturity date is March 2029, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at March 31, 2026 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage and Other Notes Payable, Net	Credit Facilities
Remainder of 2026	$54,014	$—	$54,014	$—
2027	361,903	—	20,309	341,594
2028	140,577	—	140,577	—
2029	85,646	—	—	85,646
2030	224,445	—	—	224,445
2031 and thereafter	1,737,754	1,417,112	200,000	120,642
Total	$2,604,339	$1,417,112	$414,900	$772,327
Bank Credit Facility
The Company uses bank credit facilities (including term loans and revolving facilities) to finance the business. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from one to five years and may accrue interest at either fixed or floating rates.
The OP (together with certain subsidiaries of the OP from time-to-time party thereto as borrowers, collectively, the “Borrowers”) is party to an Amended and Restated Credit Agreement (as amended to date, the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the several lenders from time to time party thereto (the “Lenders”). The Amended Credit Agreement provides for a revolving credit facility in the aggregate principal amount of up to $120.0 million, of which up to $25.0 million is available as letters of credit.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The maximum amount available for borrowing at any time under the Amended Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of March 31, 2026, the borrowing base valuation is sufficient to permit borrowings of up to the entire $120.0 million commitment. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Amended Credit Agreement terminates and any outstanding revolving loans will mature on December 8, 2028.
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
As of March 31, 2026, the Company was in compliance with all of its financial covenants under the Amended Credit Agreement.
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
As of March 31, 2026, the Company had $1.6 billion carrying value of CRE debt investments financed with $1.4 billion of securitization bonds payable, net. As of December 31, 2025, the Company had $1.2 billion carrying value of CRE debt investments financed with $982.1 million of securitization bonds payable, net.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
BRSP 2026-FL3
In February 2026, the Company executed a $955.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2026-FL3, Ltd. and BRSP 2026-FL3, LLC (collectively, “BRSP 2026-FL3”), which resulted in the sale of $833.2 million of investment grade notes (the “2026-FL3 Notes”).
BRSP 2026-FL3 includes a six-month ramp-up acquisition period that allows the Company to contribute existing or newly originated loan investments in exchange for $98.3 million in unused proceeds held in BRSP 2026-FL3, subject to the satisfaction of certain conditions set forth in the indenture. At March 31, 2026, the unused proceeds have been fully utilized. BRSP 2026-FL3 also includes a 30-month reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2026-FL3, subject to the satisfaction of certain conditions set forth in the indenture.
At March 31, 2026, the Company had $955.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2026-FL3. As of March 31, 2026, the securitization reflects an advance rate of 87.3% at a weighted average cost of funds of Term SOFR plus 1.69% (before transaction costs), and is collateralized by a pool of 32 senior loan investments.
Additionally, BRSP 2026-FL3 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the three months ended March 31, 2026. While the Company continues to closely monitor all loan investments contributed to BRSP 2026-FL3, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
BRSP 2024-FL2
BRSP 2024-FL2 is a $675.0 million securitization vehicle operated through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which have issued $583.9 million of investment grade notes (the “2024-FL2 Notes”).
BRSP 2024-FL2 includes a two-year reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. At March 31, 2026, the Company had $675.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2024-FL2. As of March 31, 2026, the securitization reflects an advance rate of 86.5% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 27 senior loan investments.
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the three months ended March 31, 2026. While the Company continues to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
BRSP 2021-FL1
On February 19, 2026, the Company redeemed the outstanding securities under the securitization vehicle operated through wholly-owned subsidiaries, BRSP 2021-FL1, Ltd and BRSP 2021-FL1, LLC (collectively, “BRSP 2021-FL1”) including the investment grade notes issued thereunder, at a redemption price of $310.7 million. The 17 senior loan investments, with an aggregate unpaid principal balance of $440.8 million, held by BRSP 2021-FL1 were refinanced by the issuance of securities under BRSP 2026-FL3 and with existing Master Repurchase Facilities.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Master Repurchase Facilities
As of March 31, 2026, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.4 billion to finance the origination of first mortgage loans and senior loan participations secured by senior loan investments (each, a “Master Repurchase Facility” and collectively, the “Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of March 31, 2026, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of March 31, 2026, the Company had $1.2 billion carrying value of CRE debt investments financed with $772.3 million under the Master Repurchase Facilities. As of December 31, 2025, the Company had $1.5 billion carrying value of CRE debt investments financed with $1.1 billion under the Master Repurchase Facilities.
As of March 31, 2026, the Company had two counterparties, Bank 1 and Bank 5, with net exposure (collateral that exceeded amounts borrowed) totaling more than 10% of the Company’s total equity. As of March 31, 2026, the Company’s net exposure to Bank 1 and Bank 5 was $204.6 million and $94.8 million, respectively.
As of December 31, 2025, the Company had three counterparties, Bank 1, Bank 2 and Bank 3, with net exposure totaling more than 10% of the Company’s total equity. As of December 31, 2025, the Company’s net exposure to Bank 1, Bank 2 and Bank 3 was $216.4 million, $100.0 million and $122.0 million, respectively.
8. Related Party Arrangements
The Company had no related party transactions as of and for the three months ended March 31, 2026 and 2025.
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
On May 5, 2022, the Company granted 1,456,366 shares of Class A common stock to certain of its employees, including executive officers. The remaining one-third increment of such share grant vested on March 15, 2025. On March 6, 2023, the Company granted 1,391,217 shares of Class A common stock to certain of its employees, including executive officers. The remaining one-third of such share grant vested on March 15, 2026. On March 15, 2024, the Company granted 1,243,696 shares of Class A common stock to certain of its employees, including executive officers. The remaining one-third of such share grant will vest on March 15, 2027.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On May 17, 2024, the Company granted 79,495 shares of Class A common stock to the non-employee directors of the Company which vested on May 17, 2025.
On March 17, 2025, the Company granted 1,392,965 shares of Class A common stock to certain of its employees, including executive officers. The remaining one-third increments of such share grant will vest on March 15, 2027 and March 15, 2028. Additionally, on March 17, 2025 the Company granted 225,544 shares of Class A common stock to its executive officers. Such share grant vested immediately.
On May 19, 2025, the Company granted 92,940 shares of Class A common stock to the non-employee directors of the Company which vest on May 19, 2026.
On March 16, 2026, the Company granted 1,907,157 shares of Class A common stock to certain of its employees, including executive officers. The shares vest in one-third increments on March 15, 2027, March 15, 2028 and March 15, 2029.
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $2.9 million and $4.2 million within compensation and benefits in the consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.
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
Performance Stock Units (“PSU”)—PSUs are granted to certain employees of the Company and are subject to both a service condition and a market condition. Following the end of the measurement period for the PSUs, the recipients of PSUs may be eligible to vest in all or a portion of PSUs granted, and be issued a number of shares of the Company’s Class A common stock, ranging from 0% to 200% of the number of PSUs granted and eligible to vest, to be determined based upon the Company’s total shareholder return relative to certain peer group companies at the end of a three-year measurement period for the 2024 PSU grant (the “2024 Grant”), the 2025 PSU grant (the “2025 Grant”) and the 2026 PSU grant (the “2026 Grant”). PSUs also contain dividend equivalent rights which entitle the recipients to a payment equal to the amount of dividends that would have been paid on the shares that are ultimately issued at the end of the measurement period.
Fair value of PSUs, including dividend equivalent rights, was determined using a Monte Carlo simulation, with the following assumptions.

	2026 Grant	2025 Grant	2024 Grant
Expected volatility(1)	30.5%	35.7%	35.6%
Risk free rate(2)	4.0%	4.0%	4.3%
Expected dividend yield(3)	—	—	—
_________________________________________
(1)Based upon the Company’s historical stock volatility.
(2)Based upon the continuously compounded zero-coupon U.S. Treasury yield for the term coinciding with the measurement period of the award as of valuation date.
(3)Based upon award holders being entitled to dividends paid during the measurement period on any shares earned.
Fair value of PSU awards, excluding dividend equivalent rights, is generally recognized on a straight-line basis over their measurement period as compensation expense, except when certain performance metrics are achieved. Following the completion of the measurement period for the 2023 Grant, the Company issued 603,478 shares of Class A common stock to certain of its employees in March 2026.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the three months ended March 31, 2026 and 2025:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs

Unvested shares at December 31, 2024	2,742,917	918,434	3,661,351	$6.92	$8.60
Granted	1,618,509	542,789	2,161,298	5.97	6.78
Vested	(1,428,999)	—	(1,428,999)	7.21	—
Unvested shares at March 31, 2025	2,932,427	1,461,223	4,393,650	6.25	7.93

Unvested shares at December 31, 2025	2,865,399	1,461,223	4,326,622	$6.27	$7.93
Granted	1,907,157	588,839	2,495,996	5.61	7.08
Vested	(1,222,270)	(384,378)	(1,606,648)	6.50	9.69
Unvested shares at March 31, 2026	3,550,286	1,665,684	5,215,970	5.83	7.22
Fair value of equity awards that vested during the three months ended March 31, 2026 and March 31, 2025, determined based on their respective fair values at vesting date, was $10.2 million and $8.5 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of vesting of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At March 31, 2026, aggregate unrecognized compensation cost for all unvested equity awards was $26.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.
10. Stockholders’ Equity
Authorized Capital
As of March 31, 2026, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of March 31, 2026 and December 31, 2025.
Dividends
During the three months ended March 31, 2026 and 2025, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 16, 2026	March 31, 2026	April 15, 2026	$0.16
March 17, 2025	March 31, 2025	April 15, 2025	$0.16
Share Repurchases
In April 2026, the Company’s board of directors have authorized a stock repurchase program (“Stock Repurchase Program”) under which the Company may repurchase up to $50.0 million of its outstanding Class A common stock until April 30, 2027. The Stock Repurchase Program replaces the prior repurchase program authorization which was set to expire on April 30, 2026. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, in privately negotiated transactions or otherwise. The Company has a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b-18 under the Exchange Act. The Stock Repurchase Program will be utilized at management’s discretion and in accordance with the requirements of the SEC. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements and other conditions.
During the three months ended March 31, 2026, the Company did not repurchase any shares of Class A common stock. As of March 31, 2026, there was $40.2 million remaining available to make repurchases under the prior stock repurchase program.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders, net of immaterial tax effect. During the three months ended March 31, 2026, there was no AOCI.
Changes in Components of AOCI - Stockholders

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2024	$18,603	$(24,940)	$(6,337)
Other comprehensive gain	—	1,831	1,831
AOCI at March 31, 2025	$18,603	$(23,109)	$(4,506)
11. Fair Value
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. As of March 31, 2026, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026			December 31, 2025
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net(2)(3)	$2,734,215	$2,730,072	$2,700,729	$2,679,909	$2,678,315	$2,657,083
Financial liabilities:(1)
Securitization bonds payable, net	$1,417,112	$1,406,860	$1,417,112	$982,090	$977,082	$982,090
Mortgage and other notes payable, net	414,900	412,814	392,520	416,302	414,060	394,819
Master repurchase facilities	772,327	772,327	772,327	1,078,098	1,078,098	1,078,098
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $117.3 million and $112.2 million as of March 31, 2026 and December 31, 2025, respectively.
(3)Carry value excludes CECL reserves of $85.3 million and $87.4 million as of March 31, 2026 and December 31, 2025, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2026. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
standing of the borrower or sponsor as well as operating results of the underlying collateral. Since some fair value measurements are based on unobservable inputs, they are classified as Level 3 of the fair value hierarchy.
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of March 31, 2026, the Company believes the unpaid principal balance approximates fair value given the floating rate nature of the bonds and significant level of subordination within the securitization. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of March 31, 2026, the Company believes the carrying value approximates fair value due to the short-term nature of the debt, and as a result, contractual rates should equate to market rates. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
CECL
During the first quarter of 2026, the Company recorded specific CECL reserves of $2.8 million related to one multifamily loan based on the expected proceeds from the sale of the underlying collateral. The specific CECL reserves were also charged off during the first quarter of 2026 and the multifamily loan was resolved in April 2026.
12. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At March 31, 2026, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans held for investment were $108.0 million for senior loans, $1.9 million for mezzanine loans and $7.4 million for preferred equity. At December 31, 2025, total unfunded lending commitments for loans held for investment were $101.9 million for senior loans, $2.1 million for mezzanine loans and $8.2 million for preferred equity.
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain non-cancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rent on certain ground leases are paid directly by tenants.
At March 31, 2026 and December 31, 2025, the weighted average remaining lease term was 11.8 years and 11.8 years for ground leases, respectively.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents ground lease expense, included in property operating expense, for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease expense:
Minimum lease expense	$790	$794
Variable lease expense	—	—
	$790	$794
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.4%. The following table presents future minimum rental payments, excluding contingent rents, on noncancellable ground leases on real estate as of March 31, 2026 (dollars in thousands):

Remainder of 2026	$2,390
2027	2,868
2028	2,839
2029	1,896
2030	1,833
2031 and thereafter	10,430
Total lease payments	22,256
Less: Present value discount	6,344
Operating lease liability (Note 6)	$15,912
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Office Lease
At March 31, 2026 and December 31, 2025, the weighted average remaining lease term was 3.1 years and 3.4 years for office leases, respectively. The office leases are located in New York, New York and Los Angeles, California.
For the three months ended March 31, 2026 and 2025, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Corporate Offices
Operating lease expense:
Fixed lease expense	$328	$324
Variable lease expense	—	—
	$328	$324

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Total cash paid for office leases was $0.1 million for the three months ended March 31, 2026.
The operating lease liability for the office leases was determined using a weighted average discount rate of 2.4%. As of March 31, 2026, the Company’s future operating lease commitments for the corporate office leases were as follows (dollars in thousands):

Corporate Offices
Remainder of 2026	$995
2027	1,339
2028	1,155
2029	573
2030	—
2031 and thereafter	—
Total lease payments	4,062
Less: Present value discount	151
Operating lease liability (Note 6)	$3,911

For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of March 31, 2026, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
13. Segment Reporting
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
The Company primarily generates revenue from net interest income on the loan portfolio and rental and other income from its net leased, multi-tenant office and hotel assets. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the relevant financial information for the reportable segments for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended March 31, 2026
Interest income	$49,515	$—	$—	$49,515
Interest expense	(32,574)	(12)	(808)	(33,394)
Property and other income	60	32,692	2,873	35,625
Property operating expense	—	(20,078)	—	(20,078)
Transaction, investment and servicing expense	(657)	(30)	(145)	(832)
Interest expense on real estate	—	(5,091)	—	(5,091)
Depreciation and amortization	—	(8,594)	(33)	(8,627)
Increase of current expected credit loss reserve	(1,746)	—	—	(1,746)
Compensation and benefits	—	—	(9,056)	(9,056)
Operating expense	11	(1)	(3,105)	(3,095)
Other loss, net	—	(4)	—	(4)
Income (loss) before income taxes	14,609	(1,118)	(10,274)	3,217
Income tax expense	(1)	—	(93)	(94)
Net income (loss)	$14,608	$(1,118)	$(10,367)	$3,123

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended March 31, 2025
Interest income	$47,991	$28	$67	$48,086
Interest expense	(31,844)	(67)	(300)	(32,211)
Property and other income	—	26,920	2,556	29,476
Property operating expense	—	(9,966)	—	(9,966)
Transaction, investment and servicing expense	(508)	(36)	(85)	(629)
Interest expense on real estate	—	(6,565)	—	(6,565)
Depreciation and amortization	—	(10,520)	(32)	(10,552)
Decrease of current expected credit loss reserve	235	—	—	235
Compensation and benefits	—	—	(10,429)	(10,429)
Operating expense	—	—	(3,214)	(3,214)
Other loss, net	—	(241)	—	(241)
Income (loss) before income taxes	15,874	(447)	(11,437)	3,990
Income tax expense	(28)	(254)	—	(282)
Net income (loss)	$15,846	$(701)	$(11,437)	$3,708

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents total assets by segment as of March 31, 2026 and December 31, 2025 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other(1)	Total
March 31, 2026	$2,729,151	$816,159	$102,538	$3,647,848
December 31, 2025	2,689,862	800,394	74,574	3,564,830
_________________________________________
(1)Includes cash, unallocated receivables and deferred costs and other assets, net.
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Total income by geography:
United States	$85,140	$72,835
Norway	—	4,727
Total(1)	$85,140	$77,562

	March 31, 2026	December 31, 2025
Long-lived assets by geography:
United States	$719,105	$707,425
Total(2)	$719,105	$707,425
_________________________________________
(1)Includes interest income and property and other income.
(2)Long-lived assets are comprised of real estate and real estate-related intangible assets, and exclude financial instruments and assets held for sale.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
14. Earnings Per Share
The Company’s net loss and weighted average shares outstanding for the three months ended March 31, 2026 and 2025 consist of the following (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net income	$3,123	$3,708
Net loss attributable to noncontrolling interests:
Investment Entities	1,722	1,634
Net income attributable to BrightSpire Capital, Inc. common stockholders	$4,845	$5,342

Numerator:
Dividends allocated to participating securities (non-vested shares)	$(568)	$(469)
Net income attributable to common stockholders	$4,277	$4,873

Denominator:
Weighted average shares outstanding - basic(1)	125,934	127,082
Weighted average shares outstanding - diluted	128,921	129,860

Net income per common share - basic	$0.03	$0.04
Net income per common share - diluted	$0.03	$0.04
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 3,550,286 and 2,932,427 of restricted stock awards as of March 31, 2026 and March 31, 2025, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income (loss) per common share.
15. Subsequent Events
Dividends
In April 2026, the Company paid a quarterly cash dividend of $0.16 per share of its Class A common stock for the quarter ended March 31, 2026, to stockholders of record as of March 31, 2026.
Repayments
In April 2026, one risk ranked 5 loan with a carrying value of $31.5 million was resolved following the sale of the underlying collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2025, which is accessible on the SEC’s website at www.sec.gov.
Introduction
We are an internally-managed commercial real estate (“CRE”) credit real estate investment trust (“REIT”) focused on originating, acquiring, financing and managing a diversified portfolio consisting primarily of CRE debt investments. CRE debt investments primarily consist of senior mortgage loans, which is our primary investment strategy. Additionally, we may also selectively originate mezzanine loans and preferred equity investments, which may include profit participations. The mezzanine loans and preferred equity investments may be in conjunction with our origination of corresponding senior mortgages on the same properties.
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
Our operating and reportable segments are Senior and Mezzanine Loans and Preferred Equity, and Net Leased and Other Real Estate and Corporate and Other.
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
•Net Leased and Other Real Estate—direct investments in commercial real estate with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. It also includes other real estate, currently consisting of one investment with direct ownership in commercial real estate, four additional properties that we acquired through foreclosure or deed-in-lieu of foreclosure and two properties that we consolidate as the primary beneficiary.
•Corporate and Other—includes corporate-level asset management and other fees including expenses related to our secured revolving credit facility (the “Bank Credit Facility”) and compensation and benefits. It also includes money market income on our cash balances and a sub-portfolio of private equity funds.
Significant Developments
During the three months ended March 31, 2026, and through April 28, 2026, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•On February 17, 2026, we closed a $955.0 million securitization transaction, BRSP 2026-FL3. We placed $833.2 million of investment grade securities with institutional investors providing term financing on a non-mark-to-market, non-recourse basis. BRSP 2026-FL3 is collateralized by interests in 32 first-lien floating rate mortgages secured by 33 properties, with an 87.25% initial advance rate at a weighted average coupon at issuance of Term SOFR + 1.69%, before transaction costs. (See “Liquidity and Capital Resources” for more information);
•On February 19, 2026, we redeemed the outstanding securities under BRSP 2021-FL1, including the investment grade notes issued thereunder, at a redemption price of $310.7 million. The 17 senior loan investments, with an aggregate unpaid principal balance of $440.8 million, held by BRSP 2021-FL1 were refinanced by the issuance of securities under BRSP 2026-FL3 and with existing Master Repurchase Facilities;
•On March 12, 2026, we entered into a Master Repurchase Agreement with Bank 5 which provides up to $250.0 million to finance first mortgage loans, senior loan participations and related mezzanine loans secured by commercial real estate. The initial maturity date of the Repurchase Agreement is March 12, 2029, with two one-year extensions, which may be exercised upon the satisfaction of certain conditions set forth in the Repurchase Agreement; and
•We declared and paid a first quarter dividend of $0.16 per share on April 15, 2026.

Our Portfolio
•We originated nine senior mortgage loans for a total commitment of $346.1 million;
•We received loan repayment proceeds of $201.4 million from seven loans;
•We continued to make progress resolving our watchlist (loans with a risk ranking of 4 or 5) and real estate owned properties:
◦Sold the remaining Long Island City office property, generating gross proceeds of $28.0 million and a gain of $0.1 million;
◦Received total repayment proceeds of $73.9 million related to three risk ranked 5 loans; and
◦Acquired one multifamily property through foreclosure;
•As of April 28, 2026, our watchlist (loans with a risk ranking of 4 or 5) consisted of the following (refer to “Our Portfolio” for further discussion):
◦Two loans with a risk ranking of 5 and a total carrying value of $67.1 million that are expected to be repaid in the second quarter of 2026, as the underlying collateral for both loans are under executed purchase and sale agreements;
◦Two loans with a risk ranking of 4 with an aggregate unpaid principal balance of $67.4 million;
•We recorded specific CECL reserves of $2.8 million related to one mezzanine loan that were charged off during the three months ended March 31, 2026. The mezzanine loan was repaid in April 2026. At March 31, 2026, there were no specific CECL reserves on our consolidated balance sheets; and
•Our general CECL reserve decreased by $0.9 million from December 31, 2025 to March 31, 2026. At March 31, 2026, our general CECL reserve for our outstanding loans and future loan funding commitments is $87.2 million, which is 3.06% of the aggregate commitment amount of our loan portfolio.

Financial Results
•Generated GAAP net income of $4.8 million, or $0.03 per basic and diluted share, Distributable Earnings of $15.6 million or $0.12 per share and Adjusted Distributable Earnings of $18.2 million or $0.14 per share for the three months ended March 31, 2026. Distributable Earnings and Adjusted Distributable Earnings are non-GAAP financial measures. A reconciliation of these measures to net income/(loss) attributable to the Company’s common stockholders is in the section “Non-GAAP Supplemental Financial Measures” below.
Trends Affecting Our Business
Global Markets
Commercial real estate markets continue to be influenced by elevated interest rates, reduced transaction activity and uncertainty from the Administration’s tariff initiative, inflationary worries and geopolitical unrest. The Federal Reserve has recently maintained a cautious approach to monetary policy, keeping interest rates steady while signaling potential cuts later in 2026, but it is uncertain as to if, when, how many and by how much subsequent interest rate cuts will be made. Higher borrowing costs and conservative lending practices have pressured property valuations and refinancing activity, particularly for loans originated in prior low‑rate environments. To the extent certain of our borrowers are experiencing significant financial dislocation as a result of economic conditions, we have and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period.
Property fundamentals remain mixed by sector and geography. Multifamily and industrial assets have generally demonstrated more resilient performance, though rent growth has moderated in select markets. Other than in select cities such as Manhattan, NY, Dallas, TX and more recently, San Francisco, CA, office properties continue to face structural and demand‑related challenges, which may adversely affect occupancy, cash flows, and valuations, particularly for older or less competitive assets. Given the continuing uncertainty in the office market, there is risk of future valuation impairment or investment loss on our loans secured by office properties. Similarly, these trends may impact our ability to manage debt covenant tests, maturity dates and/or seek suitable refinancing opportunities on certain of our office property equity investments, which may adversely impact valuation assessments and cash flow generated by such investments.
While macroeconomic conditions continue to be challenged, we cannot predict whether they will in fact improve or even intensify. Due to the inherent uncertainty of these conditions, their impact on our business is difficult to predict and quantify.
Factors Impacting Our Operating Results
Our results of operations are affected by a number of factors and depend primarily on, among other things, the ability of the borrowers of our assets to service their debt as it is due and payable, the ability of our tenants to pay rent and other amounts due under their leases, our ability to actively and effectively service any sub-performing and non-performing loans and other assets we may have from time to time in our portfolio, the market value of our assets and the supply of, and demand for, CRE senior loans, mezzanine loans, preferred equity, net leased properties and our other assets, and the level of our net operating income (“NOI”). Our net interest income, which includes the amortization of origination and exit fees, varies primarily as a result of changes in market interest rates, prepayment rates and frequency on our CRE loans and the ability of our borrowers to make scheduled interest payments. Interest rates and prepayment rates vary according to the type of investment, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our net property operating income depends on our ability to maintain the historical occupancy rates of our real estate equity investments, lease currently available space and continue to attract new tenants.
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

Size of investment portfolio
The size of our portfolio, as measured by the aggregate principal balance of our commercial mortgage loans, other commercial real estate-related debt investments and the other assets we own, is also a key revenue driver. Generally, as the size of our portfolio grows, the amount of interest income we earn increases, but the amount of our expenses also increases to the extent that we incur additional interest expense to finance our assets.
Our Portfolio
As of March 31, 2026, our portfolio consisted of 115 investments representing approximately $3.4 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 100 investments with a weighted average cash coupon of 3.4% and a weighted average all-in unlevered yield of 7.2%. Our net leased and other real estate consisted of approximately 4.7 million total square feet of space and total first quarter 2026 NOI of that portfolio was approximately $12.4 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of March 31, 2026, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	88	$2,669,459	$2,669,459	$586,395	$586,395
Mezzanine loans	2	46,425	46,425	46,425	46,425
Preferred equity	10	14,188	14,188	14,188	14,188
Subtotal	100	2,730,072	2,730,072	647,008	647,008
Net leased real estate	7	313,345	313,345	28,793	28,793
Other real estate	7	405,759	401,399	174,470	169,503
Private equity interests	1	2,016	2,016	2,016	2,016
Total	115	$3,451,192	$3,446,832	$852,287	$847,320
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of March 31, 2026.
(3)Net carrying value represents carrying value less any associated financing as of March 31, 2026.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of March 31, 2026.
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
At March 31, 2026, our weighted average risk ranking remained unchanged at 3.1 compared to at December 31, 2025. During the first quarter of 2026, we had the following risk ranking activity for risk ranked 4 and 5 assets:
•One office loan and one industrial loan with risk rankings of 5 were repaid;
•One multifamily loan with a risk ranking of 5 was acquired through foreclosure and reclassified to real estate;
•One multifamily loan was downgraded to a risk ranking of 5 and repaid in April 2026;
•No loans were downgraded to a risk ranking of 4.
Senior and Mezzanine Loans
The following tables provide a summary of our senior and mezzanine loans based on our internal risk rankings, collateral property type and geographic distribution as of March 31, 2026 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
3	93	$2,537,260	$14,895	$11,898	$2,564,053	93.9%
4	4	65,122	—	2,290	67,412	2.5%
5(2)	3	67,077	31,530	—	98,607	3.6%
	100	$2,669,459	$46,425	$14,188	$2,730,072	100.0%

Weighted average risk ranking						3.1
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of March 31, 2026.
(2)Subsequent to March 31, 2026, one risk ranked 5 loan with a carrying value at our share of $31.5 million was resolved.

		Carrying value (at BRSP share)(1)
Collateral property type	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
Multifamily	73	$1,833,557	$31,530	$12,135	$1,877,222	68.8%
Office	19	559,846	14,895	2,053	576,794	21.1%
Other (Mixed-use)(2)	6	219,902	—	—	219,902	8.1%
Industrial	1	31,727	—	—	31,727	1.2%
Hotel	1	24,427	—	—	24,427	0.8%
Total	100	$2,669,459	$46,425	$14,188	$2,730,072	100.0%
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of March 31, 2026.
(2)Other includes commercial and residential development assets.

		Carrying value (at BRSP share)(1)
Region	Count	Senior loans	Mezzanine loans	Preferred Equity	Total	% of Total
US West	34	$996,110	$31,530	$454	$1,028,094	37.7%
US Southwest	43	945,403	—	13,734	959,137	35.1%
US Northeast	9	326,544	14,895	—	341,439	12.5%
US Southeast	10	271,410	—	—	271,410	9.9%
US Midwest	4	129,992	—	—	129,992	4.8%
Total	100	$2,669,459	$46,425	$14,188	$2,730,072	100.0%
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of March 31, 2026.

The following table provides asset level detail for our senior and mezzanine loans as of March 31, 2026 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Multifamily
Loan 1	Senior	12/12/2025	Los Angeles, CA	$70,144	$70,800	Floating	2.4%	6.3%	1/9/2031	76%	3
Loan 2	Senior	5/17/2022	Las Vegas, NV	56,425	54,866	Floating	2.0%	5.7%	6/9/2027	74%	3
Loan 3	Senior	12/10/2025	St. Louis, MO	52,531	53,000	Floating	2.5%	6.7%	1/9/2031	68%	3
Loan 4	Senior	5/26/2021	Las Vegas, NV	48,469	47,731	Floating	3.0%	8.4%	6/9/2028	80%	3
Loan 5	Senior	3/17/2026	San Diego, CA	46,530	47,000	Floating	2.4%	6.6%	4/9/2031	65%	3
Loan 6	Senior	3/16/2026	San Jose, CA	45,594	46,094	Floating	2.4%	6.3%	4/9/2031	68%	3
Loan 7	Senior	1/8/2026	San Bernadino, CA	41,894	42,300	Floating	2.7%	6.7%	2/9/2031	71%	3
Loan 8	Senior	7/15/2021	Jersey City, NJ	41,887	41,779	Floating	3.1%	6.8%	8/9/2026	66%	3
Loan 9	Senior	3/31/2022	Louisville, KY	41,206	41,095	Floating	2.8%	6.5%	4/9/2027	72%	3
Loan 10	Senior	12/30/2025	Madison, AL	41,109	41,500	Floating	2.5%	6.5%	1/9/2031	75%	3
Subtotal top 10 multifamily				$485,789	$486,165	18% of total loans

Loan 11	Senior	11/6/2025	Mesa, AZ	$40,924	$41,332	Floating	2.6%	6.6%	11/9/2030	68%	3
Loan 12	Senior	7/15/2021	Dallas, TX	40,338	40,338	Floating	3.2%	6.9%	8/9/2026	77%	3
Loan 13	Senior	3/31/2022	Long Beach, CA	40,114	40,114	Floating	3.4%	7.1%	4/9/2027	74%	3
Loan 14	Senior	1/8/2026	Tucson, AZ	39,322	39,773	Floating	2.6%	6.5%	1/9/2031	74%	3
Loan 15	Senior	7/12/2022	Irving, TX	38,442	38,379	Floating	3.6%	7.4%	8/9/2027	73%	3
Loan 16	Senior	12/21/2020	Austin, TX	37,000	37,000	Floating	3.1%	6.8%	1/9/2029	54%	3
Loan 17	Senior	1/12/2022	Los Angeles, CA	36,550	36,550	Floating	3.4%	7.0%	2/9/2027	65%	3
Loan 18	Senior	3/8/2022	Austin, TX	36,314	36,215	Floating	3.3%	6.9%	3/9/2027	75%	5
Loan 19	Senior	7/29/2021	Phoenix, AZ	33,325	33,325	Floating	3.4%	7.0%	8/9/2026	75%	3
Loan 20	Senior	2/20/2025	Las Vegas, NV	32,847	33,000	Floating	3.4%	7.6%	3/9/2030	59%	3
Subtotal top 20 multifamily				$860,965	$862,191	32% of total loans

Loan 21	Senior	12/23/2025	Jackson, TN	$32,691	$33,000	Floating	3.0%	7.0%	1/9/2031	62%	3
Loan 22	Senior	10/14/2025	San Antonio, TX	32,078	32,340	Floating	2.6%	6.8%	11/9/2030	68%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Loan 23(6)	Mezzanine	2/8/2022	Las Vegas, NV	31,530	31,530	n/a(6)	n/a(6)	n/a(6)	2/8/2027	56% - 79%	5
Loan 24	Senior	4/29/2021	Las Vegas, NV	31,087	31,087	Floating	3.2%	6.9%	5/9/2026	76%	3
Loan 25	Senior	2/17/2022	Long Beach, CA	31,024	31,023	Floating	3.4%	7.3%	3/9/2027	67%	3
Loan 26	Senior	1/18/2022	Dallas, TX	30,763	30,578	Floating	3.5%	7.1%	2/9/2027	75%	5
Loan 27	Senior	4/15/2022	Mesa, AZ	30,160	30,160	Floating	3.4%	7.0%	5/9/2027	75%	3
Loan 28	Senior	2/13/2025	Las Vegas, NV	29,635	29,773	Floating	2.7%	6.8%	3/9/2030	70%	3
Loan 29	Senior	9/18/2025	Nashville, TN	29,068	29,324	Floating	2.6%	6.6%	10/9/2030	68%	3
Loan 30	Senior	8/31/2021	Glendale, AZ	28,889	28,801	Floating	3.3%	6.9%	3/9/2027	75%	3
Loan 31	Senior	9/26/2025	Nashville, TN	27,781	28,000	Floating	2.7%	6.9%	10/9/2030	65%	3
Loan 32	Senior	1/22/2026	Costa Mesa, CA	27,737	28,000	Floating	2.4%	6.6%	2/9/2031	63%	3
Loan 33	Senior	5/27/2021	Houston, TX	27,600	27,600	Floating	3.1%	6.8%	6/9/2026	67%	3
Loan 34	Senior	12/21/2021	Phoenix, AZ	25,596	25,596	Floating	3.6%	7.3%	1/9/2027	75%	3
Loan 35	Senior	7/12/2022	Irving, TX	25,474	25,433	Floating	3.6%	7.4%	8/9/2027	72%	3
Loan 36	Senior	2/25/2025	Denver, CO	25,188	25,188	Floating	3.3%	7.4%	3/9/2028	68%	3
Loan 37	Senior	3/8/2022	Glendale, AZ	25,046	25,046	Floating	3.5%	7.1%	3/9/2027	73%	3
Loan 38	Senior	11/4/2025	Santa Rosa, CA	24,461	24,721	Floating	2.8%	6.8%	12/9/2030	74%	3
Loan 39	Senior	3/31/2022	Phoenix, AZ	24,001	24,001	Floating	3.7%	7.3%	4/9/2027	75%	3
Loan 40	Senior	11/4/2021	Austin, TX	23,590	23,529	Floating	3.4%	7.0%	11/9/2026	71%	4
Loan 41	Senior	12/10/2024	Seattle, WA	23,028	23,123	Floating	2.8%	6.9%	1/9/2030	65%	3
Loan 42	Senior	1/10/2025	Lebanon, TN	22,500	22,500	Floating	3.4%	7.0%	2/9/2030	71%	3
Loan 43	Senior	6/22/2021	Phoenix, AZ	22,292	22,292	Floating	3.3%	6.9%	7/9/2026	75%	3
Loan 44	Senior	7/1/2021	Aurora, CO	21,342	21,306	Floating	3.2%	6.9%	7/9/2026	73%	3
Loan 45	Senior	12/19/2025	Minneapolis, MN	21,308	21,500	Floating	2.5%	6.7%	1/9/2031	65%	3
Loan 46	Senior	8/14/2025	Dallas, TX	21,292	21,474	Floating	3.0%	7.1%	9/9/2030	59%	3
Loan 47	Senior	1/12/2022	Austin, TX	20,276	20,276	Floating	3.4%	7.0%	2/9/2027	75%	3
Loan 48	Senior	12/21/2021	Gresham, OR	20,235	20,235	Floating	2.8%	6.4%	7/9/2028	74%	3
Loan 49	Senior	8/6/2021	La Mesa, CA	19,787	19,787	Floating	2.8%	6.4%	8/9/2028	70%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Loan 50	Senior	10/18/2024	Garland, TX	19,760	19,920	Floating	3.7%	7.6%	11/9/2029	70%	3
Loan 51	Senior	9/1/2021	Bellevue, WA	19,308	19,308	Floating	3.4%	7.1%	9/9/2026	64%	3
Loan 52	Senior	7/14/2021	Salt Lake City, UT	18,830	18,783	Floating	2.8%	6.4%	8/9/2028	73%	3
Loan 53	Senior	5/5/2022	Charlotte, NC	18,000	18,000	Floating	3.5%	7.2%	5/9/2027	61%	3
Loan 54	Senior	11/20/2025	Los Angeles, CA	17,662	17,815	Floating	2.5%	6.7%	12/9/2030	59%	3
Loan 55	Senior	6/25/2021	Phoenix, AZ	17,649	17,650	Floating	3.2%	6.9%	7/9/2026	75%	3
Loan 56	Senior	10/23/2025	Huntsville, AL	17,548	17,700	Floating	2.8%	7.0%	11/9/2030	55%	3
Loan 57	Senior	9/16/2025	Glendale, AZ	16,967	17,118	Floating	2.6%	6.6%	10/9/2030	73%	3
Loan 58	Senior	9/18/2025	Mobile, AL	14,422	14,559	Floating	2.8%	6.8%	10/9/2030	73%	3
Loan 59	Senior	5/5/2025	Dallas, TX	13,663	13,750	Floating	2.9%	7.1%	5/9/2030	65%	3
Loan 60	Senior	8/19/2025	Phoenix, AZ	13,655	13,771	Floating	2.7%	6.7%	9/9/2030	75%	3
Loan 61	Senior	7/3/2025	Northridge, CA	13,162	13,250	Floating	3.3%	7.4%	7/3/2030	74%	3
Loan 62	Senior	11/22/2024	Garland, TX	12,714	12,809	Floating	3.5%	7.4%	12/9/2029	63%	3
Loan 63	Senior	11/20/2025	Hoboken, NJ	12,393	12,500	Floating	2.4%	6.6%	12/9/2030	61%	3
Loan 64	Senior	3/8/2022	Glendale, AZ	11,664	11,664	Floating	3.5%	7.1%	3/9/2027	73%	3
Loan 65	Senior	12/19/2025	Mesa, AZ	11,266	11,387	Floating	2.8%	6.8%	1/9/2031	70%	3
Loan 66(7)	Preferred	5/9/2025	Glendale, AZ	2,072	2,076	Fixed	n/a(7)	14.0%	3/9/2027	n/a	3
Loan 67(7)	Preferred	5/9/2025	Mesa, AZ	1,967	1,971	Fixed	n/a(7)	15.0%	5/9/2027	n/a	3
Loan 68(7)	Preferred	5/9/2025	Phoenix, AZ	1,786	1,790	Fixed	n/a(7)	15.0%	4/9/2027	n/a	3
Loan 69(7)	Preferred	5/9/2025	Phoenix, AZ	1,781	1,785	Fixed	n/a(7)	14.0%	1/9/2027	n/a	3
Loan 70(7)	Preferred	5/9/2025	Phoenix, AZ	1,707	1,710	Fixed	n/a(7)	15.0%	8/9/2026	n/a	3
Loan 71(7)	Preferred	5/9/2025	Phoenix, AZ	1,522	1,525	Fixed	n/a(7)	15.0%	7/9/2026	n/a	3
Loan 72(8)	Preferred	12/23/2025	Austin, TX	691	691	Fixed	n/a(8)	15.0%	11/9/2026	n/a	4
Loan 73(8)	Preferred	2/18/2026	Austin, TX	609	609	Fixed	n/a(8)	15.0%	2/9/2027	n/a	3
Total/Weighted average multifamily loans				$1,877,222	$1,881,555	69% of total loans	2.9%	6.8%	2.7 years		3.1

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Office
Loan 74	Senior	1/19/2021	Phoenix, AZ	$74,442	$74,038	Floating	3.7%	7.3%	8/9/2026	70%	3
Loan 75	Senior	8/28/2018	San Jose, CA	73,571	73,571	Floating	4.9%	8.5%	2/28/2027	69%	3
Loan 76	Senior	2/13/2019	Baltimore, MD	58,606	58,606	Floating	3.6%	7.3%	2/9/2027	74%	3
Loan 77	Senior	11/17/2021	Dallas, TX	41,532	41,532	Floating	4.0%	7.6%	12/9/2026	61%	4
Loan 78	Senior	5/23/2022	Plano, TX	38,633	38,524	Floating	4.3%	7.9%	6/9/2027	64%	3
Loan 79	Senior	4/27/2022	Plano, TX	38,542	38,438	Floating	4.1%	7.8%	5/9/2027	70%	3
Loan 80	Senior	4/7/2022	San Jose, CA	32,406	32,406	Floating	4.2%	7.8%	4/9/2027	70%	3
Loan 81	Senior	10/21/2021	Blue Bell, PA	29,932	29,932	Floating	3.8%	7.4%	4/9/2026	67%	3
Loan 82	Senior	3/31/2022	Blue Bell, PA	29,406	29,406	Floating	4.2%	7.8%	4/9/2026	59%	3
Loan 83	Senior	2/26/2019	Charlotte, NC	27,084	27,084	Floating	4.3%	7.9%	7/9/2026	56%	3
Subtotal top 10 office loans				$444,154	$443,537	16% of total loans

Loan 84	Senior	12/7/2018	Carlsbad, CA	26,728	26,350	Floating	3.9%	7.5%	12/9/2026	74%	3
Loan 85	Senior	7/30/2021	Denver, CO	23,828	23,828	Floating	5.0%	8.7%	8/9/2026	72%	3
Loan 86	Senior	8/27/2019	San Francisco, CA	22,716	22,716	Floating	2.9%	6.6%	9/9/2026	74%	3
Loan 87	Senior	10/13/2021	Burbank, CA	18,216	18,216	Floating	4.0%	7.7%	11/9/2026	65%	3
Loan 88(9)	Mezzanine	2/13/2023	Baltimore, MD	14,895	14,895	n/a(9)	n/a(9)	n/a(9)	2/9/2027	84% - 85%	3
Loan 89	Senior	11/10/2021	Richardson, TX	13,362	13,320	Floating	4.1%	7.8%	12/9/2026	71%	3
Loan 90	Senior	10/29/2020	Denver, CO	10,842	10,841	Floating	3.7%	7.4%	11/9/2026	64%	3
Loan 91(10)	Preferred	12/12/2025	Dallas, TX	1,599	1,599	Fixed	n/a(10)	15.0%	12/9/2026	n/a	4
Loan 92(11)	Preferred	9/9/2025	San Francisco, CA	454	454	Fixed	n/a(11)	20.0%	9/9/2026	n/a	3
Total/Weighted average office loans				$576,794	$575,756	21% of total loans	3.9%	7.6%	0.7 years		3.1

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q1 Risk ranking(5)

Other (Mixed-use)
Loan 93	Senior	10/24/2019	Brooklyn, NY	$79,308	$79,308	Floating	4.2%	7.8%	11/9/2026	66%	3
Loan 94	Senior	1/13/2022	New York, NY	46,090	46,090	Floating	3.5%	7.2%	2/9/2027	67%	3
Loan 95	Senior	5/3/2022	Brooklyn, NY	28,923	28,923	Floating	4.4%	8.0%	5/9/2027	68%	3
Loan 96	Senior	4/3/2024	South Pasadena, CA	25,809	25,808	Fixed	20.0%	20.0%	6/9/2026	84%	3
Loan 97	Senior	10/8/2025	Venice, CA	23,884	24,100	Floating	4.8%	8.9%	10/9/2030	67%	3
Loan 98	Senior	8/31/2021	Los Angeles, CA	15,888	15,888	Floating	4.6%	8.3%	9/9/2026	66%	3
Total/Weighted average other (mixed-use) loans				$219,902	$220,117	8% of total loans	6.0%	9.3%	1.1 years		3.0

Industrial
Loan 99	Senior	3/25/2026	Oklahoma City, OK	$31,727	$32,087	Floating	2.8%	6.9%	4/9/2031	56%	3
Total/Weighted average industrial loans				$31,727	$32,087		2.8%	6.9%	5.0 years		3.0

Hotel
Loan 100	Senior	3/12/2026	Chicago, IL	$24,427	$24,700	Floating	3.2%	7.4%	4/9/2031	50%	3
Total/Weighted average hotel loans				$24,427	$24,700		3.2%	7.4%	5.0 years		3.0

Total/Weighted average senior and mezzanine loans - Our Portfolio				$2,730,072	$2,734,215		3.4%	7.2%	2.2 years		3.1
_________________________________________
(1)Represents carrying values at our share as of March 31, 2026 and excludes general CECL reserves.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include Secured Overnight Financing Rate (“SOFR”), which was 3.66% as of March 31, 2026.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment-in-kind interest income and the accrual of origination and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of March 31, 2026 for weighted average calculations.
(4)Senior loans reflect the initial loan amount divided by the as-is appraised value as of the date the loan was originated. Mezzanine loans include attachment loan-to-value and detachment loan-to-value, respectively. Attachment loan-to-value reflects initial funding of loans senior to our position divided by the as-is appraised value as of the date the loan was originated. Detachment loan-to-value reflects the cumulative initial funding of our loan and the loans senior to our position divided by the as-is appraised value as of the date the loan was originated.
(5)On a quarterly basis, our senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of March 31, 2026.
(6)Loan 23 was placed on nonaccrual status in January 2026; as such, no income is being recognized. Subsequent to March 31, 2026, Loan 23 was resolved following repayment.
(7)Loans 66-71 have payment-in-kind provisions and accrue interest at 14%.
(8)Loans 72-73 have payment-in-kind provisions and accrue interest at 15%.
(9)Loan 88 was placed on nonaccrual status in April 2024; as such, no income is being recognized.
(10)Loan 91 has a payment-in-kind provision and accrues interest at 15%.
(11)Loan 92 has a payment-in-kind provision and accrues interest at 20%.

At March 31, 2026, our general CECL reserve for our outstanding loans and future loan funding commitments is $87.2 million, which is 3.06% of the aggregate commitment amount of our loan portfolio. This represents a decrease of $0.9 million from $88.1 million or 3.15% of the aggregate commitment amount of our loan portfolio at December 31, 2025. The decrease in our general CECL reserves was primarily driven by macroeconomic forecasts offset by specific inputs on certain multifamily and office loans utilized in our general CECL model.
Net Leased and Other Real Estate
We have seven direct investments in CRE with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. Additionally, we have one other real estate investment through a joint venture with one partner. We also own four properties included in other real estate that were acquired through deeds-in-lieu of foreclosure and foreclosure and consolidated two properties after being deemed the primary beneficiary of the variable interest entity holding it.
As of March 31, 2026, $714.7 million or 20.7% of our assets were invested in net leased and other real estate properties and these properties were 86.9% occupied. The following table presents our net leased and other real estate investments as of March 31, 2026 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the three months ended March 31, 2026(3)
Net leased real estate	7	$313,345	$7,666
Other real estate	7	401,399	4,777
Total/Weighted average net leased and other real estate	14	$714,744	$12,443
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of March 31, 2026; includes real estate tangible assets, deferred leasing costs and other intangible assets.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of March 31, 2026:

	Collateral type	City, State	Number of properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)	Undepreciated net book value(4)	SL Rent Receivable (5)	Principal amount of debt(6)	Final debt maturity date
Net leased real estate
Net lease 1	Industrial	Various - U.S.	2	2,787,343 RSF	100%	12.4	$92,156	$14,006	$200,000	Sep-33
Net lease 2	Office	Aurora, CO	1	183,529 RSF	100%	1.7	26,848	283	27,771	Aug-26
Net lease 3	Office	Indianapolis, IN	1	338,000 RSF	100%	4.8	18,823	596	20,563	Oct-27
Net lease 4(7)(8)	Retail	Various - U.S.	7	319,600 RSF	100%	2.7	—	49	26,854	Nov-26 & Mar-28
Net lease 5(7)	Retail	Keene, NH	1	45,471 RSF	100%	2.8	—	33	6,399	Nov-26
Net lease 6	Retail	South Portland, ME	1	52,900 RSF	100%	5.8	4,730	96	—	—
Net lease 7(7)	Retail	Fort Wayne, IN	1	50,000 RSF	100%	4.4	—	—	2,966	Nov-26
Total/Weighted average net leased real estate			14	3,776,843 RSF	100%	9.8	$142,557	$15,063	$284,553

Other real estate
Other real estate 1(9)	Hotel	San Jose, CA	1	541 Keys	72%	n/a	$143,299	$—	$—	—
Other real estate 2(7)(10)	Office	Creve Coeur, MO	7	847,604 RSF	81%	3.4	—	2,988	91,690	Dec-28
Other real estate 3(9)	Multifamily	Dallas, TX	1	624 Units	70%	n/a	44,791	—	—	—
Other real estate 4(9)	Multifamily/Pre-dev(11)	Santa Clara, CA	1	n/a	n/a	n/a	5,929	—	33,831	Jul-28
Other real estate 5	Multifamily	Arlington, TX	1	436 Units	69%	n/a	39,383	—	—	—
Other real estate 6(9)	Multifamily	Fort Worth, TX	1	354 Units	90%	n/a	36,942	—	—	—
Other real estate 7	Multifamily	Mesa, AZ	1	285 Units	92%	n/a	31,784	—	—	—
Total/Weighted average other real estate			13	n/a	77%	3.4	$302,128	$2,988	$125,521

Total net leased and other real estate			27
_________________________________________
(1)Rentable square feet based on carrying value at our share as of March 31, 2026.
(2)Represents the percent leased as of March 31, 2026. Weighted average calculation based on carrying value at our share as of March 31, 2026.
(3)Based on in-place leases (defined as occupied and paying leases) as of March 31, 2026, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of March 31, 2026.
(4)Represents undepreciated book value at our share net of associated principal amounts of debt at our share as of March 31, 2026. Undepreciated book value per share is a non-GAAP financial measure. Refer to “Undepreciated Book Value Per Share” in “Non-GAAP Supplemental Measures” for further information.
(5)Represents straight line rent receivable as of March 31, 2026. This is included in “Receivables, net” on our consolidated balance sheet.
(6)Represents principal amount of debt at our share as of March 31, 2026.
(7)Represents a property where we recorded impairment during the year ended December 31, 2025 or year ended December 31, 2024. For Net lease 4, three individual properties were impaired.
(8)Net lease 4 consists of two separate mortgage notes.
(9)Property was acquired through foreclosure or deed-in-lieu of foreclosure.
(10)The current maturity date is December 2027, with a one-year extension available, subject to satisfaction of certain customary conditions set forth in the governing documents.
(11)Represents a multifamily construction/development project.

Results of Operations
The following table summarizes our portfolio results of operations for the three months ended March 31, 2026 and December 31, 2025 (dollars in thousands):

	Three Months Ended March 31,	Three Months Ended December 31,	Q1 ‘26 vs Q4 ‘25
	2026	2025	Change
Net interest income
Interest income	$49,515	$49,250	$265
Interest expense	(33,394)	(31,766)	(1,628)
Net interest income	16,121	17,484	(1,363)

Property and other income
Property operating income	32,654	32,587	67
Other income	2,971	1,326	1,645
Total property and other income	35,625	33,913	1,712

Expenses
Property operating expense	20,078	19,622	456
Transaction, investment and servicing expense	832	651	181
Interest expense on real estate	5,091	5,207	(116)
Depreciation and amortization	8,627	7,990	637
Increase of current expected credit loss reserve	1,746	15,439	(13,693)
Impairment of operating real estate	—	7,984	(7,984)
Compensation and benefits	9,056	8,287	769
Operating expense	3,095	3,019	76
Total expenses	48,525	68,199	(19,674)

Other income
Other gain (loss), net	(4)	813	(817)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	3,217	(15,989)	19,206
Income tax expense	(94)	(10)	(84)
Net income (loss)	$3,123	$(15,999)	$19,122

Comparison of Three Months Ended March 31, 2026 and Three Months Ended December 31, 2025
Net Interest Income
Interest income
Interest income increased by $0.3 million to $49.5 million for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025. The increase was primarily due to $6.0 million related to loan originations and $0.5 million in higher modification fees. This was partially offset by $2.3 million related to loan repayments, $2.2 million due to lower interest rates, $1.0 million related to a mezzanine loan placed on nonaccrual status and $0.9 million related to a loan which was acquired via foreclosure in January 2026. The income associated with this property is now classified as property operating income.
Interest expense
Interest expense increased by $1.6 million to $33.4 million for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025. The increase was primarily due to $5.2 million related to the financing of newly originated loans and $0.4 million in higher deferred financing costs. This was partially offset by $1.8 million due to lower interest rates, $1.2 million from paydowns on our Master Repurchase Facilities and $1.2 million related to the net impact of the BRSP 2026-FL3 issuance and the unwinding of the BRSP 2021-FL1 securitization trust.

Property and other income
Property operating income
Property operating income increased by $0.1 million to $32.7 million for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025. The increase was primarily driven by $1.0 million from a property acquired through foreclosure in the first quarter of 2026, $1.0 million in higher revenue from a hotel property and $0.1 million in higher rental income from a multifamily property, partially offset by $2.2 million related to two properties sold during 2025.
Other income
Other income increased by $1.6 million to $3.0 million during the three months ended March 31, 2026, as compared to the three months ended December 31, 2025. The increase was primarily due to $2.2 million of interest income on a one-time tax refund partially offset by $0.3 million in lower money market income.
Expenses
Property operating expense
Property operating expense increased by $0.5 million to $20.1 million for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025. The increase was primarily driven by $1.1 million from a property acquired through foreclosure in the first quarter of 2026 and a one-time $0.7 million tax refund recorded during the three months ended December 31, 2025. This was partially offset by $1.5 million from properties sold during 2025.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $0.2 million to $0.8 million for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025. The increase was primarily due to higher deal-level expenses incurred during the three months ended March 31, 2026.
Interest expense on real estate
Interest expense on real estate decreased by $0.1 million to $5.1 million for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025 due to quarterly amortization.
Depreciation and amortization
Depreciation and amortization expense increased by $0.6 million to $8.6 million for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025. The increase was primarily driven by $2.1 million related to a property acquired through foreclosure in the first quarter of 2026, partially offset by $1.1 million from properties sold during 2025.
Increase of current expected credit loss reserve
During the three months ended March 31, 2026, we recorded an increase in CECL reserves of $1.7 million. The increase in our CECL reserves was driven by a net increase in specific reserves of $2.6 million offset by a net decrease in general CECL reserves of $0.9 million. The increase in specific reserves was primarily related to $2.8 million from one multifamily loan that was resolved in April 2026. The reserves for the multifamily loan were charged off during the three months ended March 31, 2026.
During the three months ended December 31, 2025, we recorded a net increase in CECL reserves of $15.4 million. The increase in our CECL reserves was driven by an increase in specific reserves of $54.9 million partially offset by a net decrease in general CECL reserve of $39.4 million. The increase in specific reserves was related to three multifamily loans, one office loan and one industrial loan, all of which were charged off during the three months ended December 31, 2025.
Impairment of operating real estate
During the three months ended March 31, 2026, we did not record any impairment.
During the three months ended December 31, 2025, we recorded impairment of $7.9 million related to two office properties. The impairment charges were based on the proceeds received from the sales, one of which occurred in December 2025 and the other in March 2026.

Compensation and benefits
Compensation and benefits increased by $0.8 million to $9.1 million for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025. The increase was driven by higher benefit costs of $0.4 million due to the annual reset of 401(k) and Social Security contributions and payroll taxes of $0.2 million related to stock vesting events.
Operating expense
Operating expense increased by $0.1 million to $3.1 million for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025, primarily due to higher third-party costs incurred.
Other income
Other gain (loss), net
We recorded a de minimis other loss, net for the three months ended March 31, 2026. We recorded other gain, net of $0.8 million for the three months ended December 31, 2025 related to the realized gain on sale on one office property.
Income tax expense
Income tax expense increased by $0.1 million to $0.1 million for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025. The increase was related to higher taxable income during the period.

The following table summarizes our portfolio results of operations for the three months ended March 31, 2026 and March 31, 2025 (dollars in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,	Q1’26 vs Q1’25
	2026	2025	Amount
Net interest income
Interest income	$49,515	$48,086	$1,429
Interest expense	(33,394)	(32,211)	(1,183)
Net interest income	16,121	15,875	246

Property and other income
Property operating income	32,654	26,858	5,796
Other income	2,971	2,618	353
Total property and other income	35,625	29,476	6,149

Expenses
Property operating expense	20,078	9,966	10,112
Transaction, investment and servicing expense	832	629	203
Interest expense on real estate	5,091	6,565	(1,474)
Depreciation and amortization	8,627	10,552	(1,925)
Increase (decrease) of CECL reserve	1,746	(235)	1,981
Compensation and benefits	9,056	10,429	(1,373)
Operating expense	3,095	3,214	(119)
Total expenses	48,525	41,120	7,405

Other income
Other loss, net	(4)	(241)	237
Income before income taxes	3,217	3,990	(773)
Income tax expense	(94)	(282)	188
Net income	$3,123	$3,708	$(585)

Comparison of Three Months Ended March 31, 2026 and Three Months Ended March 31, 2025
Net Interest Income
Interest income
Interest income increased by $1.4 million to $49.5 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to $13.0 million in loan originations. This was partially offset by $5.1 million related to loan repayments, $2.9 million from loans now classified as real estate, $2.3 million due to lower rates and $0.9 million due to one mezzanine loan placed on nonaccrual status in January 2026.
Interest expense
Interest expense increased by $1.2 million to $33.4 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to $3.7 million related to financing on new originations and $1.2 million related to the net impact of the BRSP 2026-FL3 issuance and the unwinding of the BRSP 2021-FL1 securitization trust following the redemption of all outstanding securities thereunder. This was partially offset by $2.3 million related to lower rates and $1.6 million related to repayments.
Property and other income
Property operating income
Property operating income increased by $5.8 million to $32.7 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to $15.7 million from properties acquired during

2025 and the first quarter of 2026, partially offset by $8.3 million from two subsidiaries deconsolidated during 2025 and $2.1 million from properties sold during 2025 and the first quarter of 2026.
Other income
Other income increased by $0.4 million to $3.0 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to $2.2 million of interest income on a one-time tax refund offset by $2.1 million in lower money market income.
Expenses
Property operating expense
Property operating expense increased by $10.1 million to $20.1 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to $13.5 million from properties acquired during 2025 and the first quarter of 2026, partially offset by $2.4 million from two subsidiaries deconsolidated during 2025 and $1.5 million from properties sold during 2025 and the first quarter of 2026.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $0.2 million to $0.8 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to higher deal-level expenses incurred.
Interest expense on real estate
Interest expense on real estate decreased by $1.5 million to $5.1 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This decrease was primarily due to $2.0 million from two subsidiaries deconsolidated during 2025, partially offset by $0.5 million from one property acquired during 2025.
Depreciation and amortization
Depreciation and amortization expense decreased by $1.9 million to $10.6 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily due to $2.6 million from two subsidiaries deconsolidated during 2025, $1.5 million from fully amortized in-place leases at two multifamily properties and $0.6 million from properties sold during 2025 and first quarter of 2026, partially offset by $3.0 million from properties acquired during 2025 and first quarter of 2026.
Increase (decrease) of current expected credit loss reserve
During the three months ended March 31, 2026, we recorded an increase in CECL reserves of $1.7 million. The increase in our CECL reserves was driven by a net increase in specific reserves of $2.6 million offset by a net decrease in general CECL reserves of $0.9 million. The increase in specific reserves was primarily related to $2.8 million from one multifamily loan that was resolved in April 2026. The reserves for the multifamily loan were charged off during the three months ended March 31, 2026.
During the three months ended March 31, 2025, we recorded a decrease in CECL reserves of $0.2 million. The decrease in our CECL reserves was driven by a net decrease in general reserves of $9.0 million offset by a net increase in specific reserves of $8.8 million. The increase in specific reserves was related to $9.2 million from one multifamily loan following its resolution during the quarter offset by a $0.4 million reversal of specific CECL from the receipt of additional proceeds received from a previously resolved loan.
Compensation and benefits
Compensation and benefits decreased by $1.4 million to $9.1 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily driven by $1.3 million in stock compensation expense following a one-time vesting event in March 2025.
Operating expense
Operating expense decreased by $0.1 million to $3.1 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to lower third-party costs incurred.

Other income (loss)
Other loss, net
Other loss, net decreased by $0.2 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. We recorded a $0.2 million realized loss on sale of an office property during the three months ended March 31, 2025.
Income tax expense
Income tax expense decreased by $0.2 million to $0.1 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily due to $0.3 million from a subsidiary deconsolidated during 2025.
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

The following tables present a reconciliation of net income attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders (dollars and share amounts in thousands, except per share data) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net income attributable to BrightSpire Capital, Inc. common stockholders	$4,845	$5,342
Net income per common share - basic	$0.03	$0.04
Net income per common share - diluted	$0.03	$0.04
Adjustments:
Non-cash equity compensation expense	2,918	4,213
Depreciation and amortization	8,763	10,748
Net unrealized loss (gain):
Other unrealized loss on investments	—	2
General CECL reserves	(889)	(9,018)
Loss on sales of real estate, preferred equity and investments in unconsolidated joint ventures	4	239
Adjustments related to noncontrolling interests	(73)	(172)
Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$15,568	$11,354
Distributable Earnings per share(1)	$0.12	$0.09

Adjustments:
Specific CECL reserves	$2,634	$8,782
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$18,202	$20,136
Adjusted Distributable Earnings per share(1)	$0.14	$0.16
Weighted average number of shares of Class A common stock(1)	128,921	129,860
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

The following table calculates our GAAP book value per share and Undepreciated Book Value per share ($ in thousands, except per share data):

	March 31, 2026	December 31, 2025
Stockholders’ equity excluding noncontrolling interests in investment entities	$917,918	$938,432
Accumulated depreciation and amortization	186,777	180,937
Non-GAAP impairment of real estate	(31,712)	(33,617)
Undepreciated Book Value	$1,072,983	$1,085,752

GAAP book value per share	$7.05	$7.30
Accumulated depreciation and amortization per share	1.43	1.41
Non-GAAP impairment of real estate	(0.24)	(0.26)
Undepreciated Book Value per share(1)	$8.24	$8.44
Total outstanding shares - Class A common stock	130,278	128,627
________________________________________
(1)Per share data may differ due to rounding.

	March 31, 2026	December 31, 2025
Impairment attributable to BrightSpire Capital, Inc.	$—	$61,620
Adjustments:
Current year non-GAAP impairment of operating real estate	(1,905)	(100,961)
Non-GAAP impairment as of prior fiscal year-end	33,617	134,578
Impairment attributable to BrightSpire Capital, Inc.	—	(61,620)
Non-GAAP impairment of real estate	$31,712	$33,617
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

The following tables present a reconciliation of net income on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net income attributable to BrightSpire Capital, Inc. common stockholders	$4,845	$5,342
Adjustments:

Net income attributable to non-net leased and other real estate portfolios(1)	(4,218)	(6,287)
Net loss attributable to noncontrolling interests in investment entities	(1,722)	(1,634)
Amortization of above-and below-market lease intangibles	(12)	59
Net interest expense	12	39
Interest expense on real estate	5,091	7,940
Other income	(38)	(34)
Transaction, investment and servicing expense	29	38
Depreciation and amortization	8,594	10,519
Operating expense	3	1
Other (gain) loss on investments, net	(19)	742
Income tax expense	—	254
NOI attributable to noncontrolling interest in investment entities	(122)	(267)
Total NOI attributable to BrightSpire Capital, Inc. common stockholders	$12,443	$16,712
________________________________________
(1)Net income attributable to non-net leased and other real estate portfolios includes net (income) loss on our senior and mezzanine loans and preferred equity and corporate and other business segments.
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $120.0 million secured revolving credit facility, up to approximately $2.4 billion in secured revolving repurchase facilities, $1.4 billion in non-recourse securitization financing, $381.1 million in commercial mortgages and $33.8 million in other asset-level financing structures, in each case, as of March 31, 2026.
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

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	March 31, 2026	December 31, 2025
Debt-to-equity ratio(1)	2.7x	2.6x
_________________________________________
(1)Represents (i) total consolidated outstanding secured debt less cash and cash equivalents of $96.6 million and $66.8 million at March 31, 2026 and December 31, 2025, respectively to (ii) total equity, in each case, at period end.
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
The OP (together with certain subsidiaries of the OP from time-to-time party thereto as borrowers, collectively, the “Borrowers”) is party to an Amended and Restated Credit Agreement (as amended to date, the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the several lenders from time to time party thereto (the “Lenders”). The Amended Credit Agreement provides for a revolving credit facility in the aggregate principal amount of up to $120.0 million, of which up to $25.0 million is available as letters of credit.
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
The maximum amount available for borrowing at any time under the Amended Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of March 31, 2026, the borrowing base valuation is sufficient to permit borrowings of up to the entire $120.0 million commitment. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Amended Credit Agreement terminates and any outstanding revolving loans will mature on December 8, 2028.
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
As of March 31, 2026, the Company was in compliance with all of its financial covenants under the Amended Credit Agreement.
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
The following table presents a summary of our Master Repurchase Facilities and Bank Credit Facility as of March 31, 2026 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$600,000	$341,594	1.0	SOFR + 2.42%
Bank 2	600,000	—	4.0	n/a
Bank 3	500,000	224,445	4.2	SOFR + 1.77%
Bank 4	400,000	85,646	3.6	SOFR + 1.64%
Bank 5	250,000	120,642	4.9	SOFR + 2.25%
Total Master Repurchase Facilities	2,350,000	772,327

Bank Credit Facility	120,000	—	2.7	SOFR + 2.25%

Total Facilities	$2,470,000	$772,327
_________________________________________
(1)All facilities utilize Term SOFR at March 31, 2026.
The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities and Bank Credit Facility (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
March 31, 2026	$925,213	$772,327	$1,190,049
December 31, 2025	928,385	1,078,098	1,078,098
September 30, 2025	784,202	778,671	823,583

June 30, 2025	761,613	789,729	791,532
March 31, 2025	759,339	733,494	818,603
The decrease in our end of period UPB from December 31, 2025 to March 31, 2026 was driven by financing paydowns and the issuance of BRSP 2026-FL3.
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
BRSP 2021-FL1
On February 19, 2026, we redeemed the outstanding securities under the securitization vehicle operated through wholly-owned subsidiaries BRSP 2021-FL1, Ltd and BRSP 2021-FL1, LLC (collectively, “BRSP 2021-FL1”), including the investment grade notes issued thereunder, at a redemption price of $310.7 million. The 17 senior loan investments, with an aggregate unpaid principal balance of $440.8 million, held by BRSP 2021-FL1 were refinanced by the issuance of securities under BRSP 2026-FL3 and with existing Master Repurchase Facilities.
BRSP 2024-FL2
BRSP 2024-FL2 is a $675.0 million securitization vehicle operated through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which have issued $583.9 million of investment grade notes (the “2024-FL2 Notes”).
BRSP 2024-FL2 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. At March 31, 2026, we had $675.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2024-FL2. As of March 31, 2026, the securitization reflects an advance rate of 86.5% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 27 senior loan investments.
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the three months ended March 31, 2026. While we continue to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
BRSP 2026-FL3
In February 2026, we executed a $955.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2026-FL3, Ltd. and BRSP 2026-FL3, LLC (collectively, “BRSP 2026-FL3”), which resulted in the sale of $833.2 million of investment grade notes (the “2026-FL3 Notes”).
BRSP 2026-FL3 includes a six-month ramp-up acquisition period that allows us to contribute existing or newly originated loan investments in exchange for $98.3 million in unused proceeds held in BRSP 2026-FL3, subject to the satisfaction of certain conditions set forth in the indenture. At March 31, 2026, the unused proceeds have been fully utilized. BRSP 2026-FL3 also includes a 30-month reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2026-FL3, subject to the satisfaction of certain conditions set forth in the indenture.

At March 31, 2026, we had $955.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2026-FL3. As of March 31, 2026, the securitization reflects an advance rate of 87.3% at a weighted average cost of funds of Term SOFR plus 1.69% (before transaction costs), and is collateralized by a pool of 32 senior loan investments.
Additionally, BRSP 2026-FL3 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the three months ended March 31, 2026. While we continue to closely monitor all loan investments contributed to BRSP 2026-FL3, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of March 31, 2026. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$825	$413	$412	$—	$—
Secured debt(2)	1,314,085	750,629	320,790	19,080	223,586
Securitization bonds payable(3)	1,586,628	742,477	774,380	69,771	—
Ground lease obligations(4)	22,256	3,128	5,507	3,657	9,964
Office leases	4,062	1,194	2,435	433	—
	$2,927,856	$1,497,841	$1,103,524	$92,941	$233,550
Lending commitments(5)	117,344
Total	$3,045,200
_________________________________________
(1)Future interest payments were estimated based on the applicable index at March 31, 2026 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on Term SOFR at March 31, 2026.
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
Share Repurchases
In April 2026, our board of directors authorized a stock repurchase program (“Stock Repurchase Program”) under which we may repurchase up to $50.0 million of our outstanding Class A common stock until April 30, 2027. The Stock Repurchase Program replaces the prior stock repurchase program authorization which was set to expire on April 30, 2026. Under the Stock Repurchase Program, we may repurchase shares in open market purchases, in privately negotiated transactions or otherwise. We have a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b-18 under the Exchange Act. The Stock Repurchase Program will be utilized at our discretion and in accordance with the requirements of the SEC. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements and other conditions.
During the three months ended March 31, 2026, we did not repurchase any shares of Class A common stock. As of March 31, 2026, there was $40.2 million remaining available to make repurchases under the prior stock repurchase program.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2026	2025	Change
Operating activities	$10,928	$10,501	$427
Investing activities	(89,508)	13,607	(103,115)
Financing activities	94,021	(183,406)	277,427
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
Our operating activities provided net cash inflows of $10.9 million and $10.5 million for the three months ended March 31, 2026 and 2025, respectively. Net cash provided by operating activities increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to higher net interest income recorded during the three months ended March 31, 2026.
We believe cash flows from operations, available cash balances and our ability to generate cash through short and long-term borrowings are sufficient to fund our operating liquidity needs.
Investing Activities
Investing activities include cash outlays for disbursements on new and/or existing loans, which are partially offset by repayments of loans held for investment.
Investing activities used net cash of $89.5 million for the three months ended March 31, 2026. Net cash used in investing activities during the three months ended March 31, 2026 resulted primarily from origination and fundings on our loans and preferred equity held for investment, net of $270.4 million, partially offset by repayments on loans and preferred equity held for investment, net of $169.9 million and proceeds from the sale of real estate of $25.8 million.
Investing activities generated net cash inflows of $13.6 million for the three months ended March 31, 2025. Net cash provided by investing activities for the three months ended March 31, 2025 resulted primarily from repayments on loans and preferred equity held for investment, net of $133.0 million partially offset by the origination and fundings on our loans and preferred equity held for investment, net of $112.6 million and the change in escrow deposit activity of $9.9 million.
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
Financing activities generated net cash of $94.0 million for the three months ended March 31, 2026, which resulted primarily from borrowings from securitization bonds of $833.2 million and borrowings from master repurchase and credit facilities of $594.4 million, partially offset by repayment of master repurchase and credit facilities of $900.2 million, repayment of securitization bonds of $398.2 million and distributions paid on common stock of $21.9 million.
Financing activities used net cash of $183.4 million for the three months ended March 31, 2025, which resulted primarily from payment of securitization bonds of $104.3 million, repayment of master repurchase and credit facilities of $100.9 million and distributions paid on common stock of $20.7 million partially offset by borrowings from master repurchase and credit facilities of $49.2 million.

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
•structuring transactions with a prudent amount of leverage, if any, given the risk of the underlying asset’s cash flows, attempting to match the structure and duration of the financing with the underlying asset’s cash flows, including through the use of hedges, as appropriate; and
•operating our net leased real estate investments in an efficient and profitable manner, enhancing property value through proactive capital improvements and leasing strategies, and pursuing sale transactions to capture appreciation.
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
Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
We have utilized, and in the future may utilize, a variety of financial instruments on some of our investments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, there is exposure to the risk that the counterparties may cease making markets and quoting prices in such instruments, which may inhibit the ability to enter into an offsetting transaction with respect to an open position. Our profitability may be adversely affected during any period as a result of changing interest rates. At March 31, 2026, we held no derivative instruments.
As of March 31, 2026, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase or decrease interest income by $0.5 million annually, net of interest expense.
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
Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the three months ended March 31, 2026, and through April 28, 2026, we have not received any margin calls under our Master Repurchase Facilities.
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
We had no foreign exchange contracts in place at March 31, 2026. The maturity dates of the prior instruments approximated the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may have resulted in an obligation for payment to or from the counterparty to the hedging agreement. We were exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we selected major international banks and financial institutions as counterparties and performed a quarterly review of the financial health and stability of our trading counterparties. No counterparty defaulted on its obligations when we held foreign exchange contracts.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the risks included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 before deciding to purchase shares of our common stock. If any of the events, contingencies, circumstances or conditions described in the risks therein actually occurs, they could have a material adverse effect in our business, results of operations and financial conditions or cause our stock price to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the three months ended March 31, 2026.
Purchases of Equity Securities by Issuer
The Company did not repurchase any of its Class A common stock during the three months ended March 31, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of BrightSpire Capital, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended June 30, 2021 filed on August 5, 2021)

3.2
Fifth Amended and Restated Bylaws of BrightSpire Capital, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended March 31, 2023 filed on May 3, 2023)

10.1
Amendment No.8 to Master Repurchase and Securities Contract, dated as of January 9, 2026, among BrightSpire Credit 8, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (No. 001-38377) filed on February 18, 2026)

10.2
Indenture, dated as of February 17, 2026, by and among BRSP 2026-FL3, Ltd., as Issuer, BRSP 2026-FL3, LLC, as Co-Issuer, BrightSpire Capital Advancing Agent, LLC., as Advancing Agent, Wilmington Trust, National Association, as Trustee, and Computershare Trust Company, National Association, as Note Administrator and as Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on February 23, 2026)

10.3
Master Repurchase Agreement, dated as of March 12, 2026, by and between BrightSpire Credit 9, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on March 18, 2026)

10.4
Guarantee Agreement, dated as of March 12, 2026, by and between BrightSpire Capital Operating Company LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on March 18, 2026)

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

Dated: April 29, 2026

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)