Form 10-Q
period 2026-06-30
BrightSpire Capital, Inc.
filed 2026-07-29
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 28, 2026, BrightSpire Capital, Inc. had 126,524,180 shares of Class A common stock, par value $0.01 per share, outstanding.

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
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, “Risk Factors” in this Form 10-Q for the quarter ended June 30, 2026 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$68,157	$66,789
Restricted cash	101,563	107,046
Loans and preferred equity held for investment	2,893,663	2,678,315
Current expected credit loss reserve	(98,658)	(87,401)
Loans and preferred equity held for investment, net	2,795,005	2,590,914
Real estate, net	450,338	679,779
Receivables, net	51,368	45,591
Deferred leasing costs and intangible assets, net	4,337	27,646
Assets held for sale	248,418	—
Other assets	28,547	47,065
Total assets	$3,747,733	$3,564,830
Liabilities
Securitization bonds payable, net	$1,407,850	$977,082
Mortgage and other notes payable, net	211,604	414,060
Credit facilities	926,225	1,078,098
Accrued and other liabilities	54,527	64,098
Liabilities related to assets held for sale	200,000	—
Escrow deposits payable	76,261	82,511
Dividends payable	21,885	20,576
Total liabilities	2,898,352	2,636,425
Commitments and contingencies (Note 12)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 126,789,991 and 128,627,246 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,268	1,286
Additional paid-in capital	2,845,471	2,863,377
Accumulated deficit	(1,983,759)	(1,926,231)
Total stockholders’ equity	862,980	938,432
Noncontrolling interests in investment entities	(13,599)	(10,027)
Total equity	849,381	928,405
Total liabilities and equity	$3,747,733	$3,564,830

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

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,795	$1,461
Restricted cash	12,876	9,149
Loans and preferred equity held for investment, net	1,616,299	1,151,496
Real estate, net	141,430	149,343
Receivables, net	19,356	16,053
Deferred leasing costs and intangible assets, net	3,764	3,544
Other assets	22,239	23,970
Total assets	$1,817,759	$1,355,016
Liabilities
Securitization bonds payable, net	$1,407,850	$977,082
Mortgage and other notes payable, net	95,417	96,348
Credit facilities	45,145	45,145
Accrued and other liabilities	10,669	8,074
Escrow deposits payable	3,980	3,354
Total liabilities	$1,563,061	$1,130,003

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net interest income
Interest income	$52,077	$48,663	$101,592	$96,749
Interest expense	(34,848)	(31,935)	(68,241)	(64,146)
Net interest income	17,229	16,728	33,351	32,603

Property and other income
Property operating income	30,432	35,668	63,086	62,526
Other income	1,039	1,593	4,010	4,211
Total property and other income	31,471	37,261	67,096	66,737

Expenses
Property operating expense	18,511	16,650	38,589	26,616
Transaction, investment and servicing expense	1,507	562	2,339	1,192
Interest expense on real estate	5,121	6,765	10,213	13,330
Depreciation and amortization	8,187	10,607	16,814	21,159
Increase of current expected credit loss reserve	13,502	582	15,247	346
Impairment of operating real estate	9,270	51,127	9,270	51,127
Compensation and benefits (including $3,443, $2,913, $6,361 and $7,126 of equity-based compensation expense, respectively)	8,989	8,194	18,045	18,623
Operating expense	3,158	2,976	6,253	6,191
Total expenses	68,245	97,463	116,770	138,584

Other income
Other loss, net	(27)	(3,362)	(31)	(3,603)
Loss before equity in earnings of unconsolidated ventures and income taxes	(19,572)	(46,836)	(16,354)	(42,847)
Equity in earnings (loss) of unconsolidated ventures	(602)	—	(602)	—
Income tax benefit (expense)	(10)	21,664	(104)	21,382
Net loss	(20,184)	(25,172)	(17,060)	(21,465)
Net loss attributable to noncontrolling interests in investment entities	1,850	2,054	3,572	3,688
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(18,334)	$(23,118)	$(13,488)	$(17,777)

Net loss per common share - basic (Note 14)	$(0.15)	$(0.19)	$(0.12)	$(0.15)
Net loss per common share - diluted (Note 14)	$(0.15)	$(0.19)	$(0.12)	$(0.15)

Weighted average shares of common stock outstanding - basic (Note 14)	126,710	127,247	126,324	127,165
Weighted average shares of common stock outstanding - diluted (Note 14)	126,710	127,247	126,324	127,165

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(20,184)	$(25,172)	$(17,060)	$(21,465)
Other comprehensive income (loss)
Reclassification of net investment hedges to other gain (loss)	—	(18,603)	—	(18,603)
Foreign currency translation gain	—	23,109	—	24,940
Total other comprehensive income	—	4,506	—	6,337
Comprehensive loss	(20,184)	(20,666)	(17,060)	(15,128)
Comprehensive loss attributable to noncontrolling interests:
Investment entities	1,850	2,054	3,572	3,688
Comprehensive loss attributable to common stockholders	$(18,334)	$(18,612)	$(13,488)	$(11,440)

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

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2025	128,627	$1,286	$2,863,377	$(1,926,231)	$938,432	$(10,027)	$928,405
Issuance and amortization of equity-based compensation	2,511	$26	$2,892	$—	$2,918	$—	$2,918
Dividends and distributions declared ($0.16 per share)	—	—	—	(23,487)	(23,487)	—	(23,487)
Shares canceled for tax withholding on vested stock awards	(860)	(9)	(4,781)	—	(4,790)	—	(4,790)
Net income (loss)	—	—	—	4,845	4,845	(1,722)	3,123
Balance as of March 31, 2026	130,278	$1,303	$2,861,488	$(1,944,873)	$917,918	$(11,749)	$906,169
Issuance and amortization of equity-based compensation	88	$1	$3,442	$—	$3,443	$—	$3,443
Repurchase of common stock	(3,576)	(36)	(19,459)	—	(19,495)	—	(19,495)
Dividends and distributions declared ($0.16 per share)	—	—	—	(20,552)	(20,552)	—	(20,552)
Net loss	—	—	—	(18,334)	(18,334)	(1,850)	(20,184)
Balance as of June 30, 2026	126,790	$1,268	$2,845,471	$(1,983,759)	$862,980	$(13,599)	$849,381

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(17,060)	$(21,465)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	602	—
Depreciation and amortization	16,814	21,159
Straight-line rental income	(223)	(530)
Origination fees received, net of discount accretion and fee amortization	3,521	(816)
Amortization of deferred financing costs	5,109	4,275
Paid-in-kind interest added to loan principal	(1,005)	(1,048)
Designated hedges and foreign currency translation reclassified to earnings	—	3,362
Realized loss on sale of real estate	29	245
Increase of current expected credit loss reserve	15,247	346
Impairment of operating real estate	9,270	51,127
Amortization of equity-based compensation	6,361	7,126
Non-cash adjustments	54	(50)
Deferred income tax (benefit) expense	94	(21,781)
Changes in assets and liabilities:
Receivables, net	(5,521)	(3,812)
Deferred costs and other assets	10,838	(3,298)
Other liabilities	(3,789)	(6,913)
Net cash provided by operating activities	40,341	27,927
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(559,455)	(210,652)
Repayment on loans held for investment	292,980	146,419
Proceeds from sale of real estate	25,812	5,184
Cash and restricted cash received related to consolidation of loans held for investment and real estate owned	2,433	4,653
Cash and restricted cash relinquished in deconsolidation of subsidiaries	(706)	—
Acquisition of and additions to real estate and related intangibles	(2,129)	(8,389)
Change in escrow deposits payable	(6,250)	(5,384)
Net cash used in investing activities	(247,315)	(68,169)
Cash flows from financing activities:
Distributions paid on common stock	(42,733)	(41,550)
Shares canceled for tax withholding on vested stock awards	(4,791)	(3,878)
Repurchase of common stock	(19,495)	(4,008)
Repayment of mortgage notes	(2,768)	(2,957)
Borrowings from master repurchase and credit facilities	936,953	116,224
Repayment of master repurchase and credit facilities	(1,088,825)	(111,678)
Borrowing from securitization bonds	833,237	—
Repayment of securitization bonds	(398,215)	(105,965)
Payment of deferred financing costs	(10,504)	(4,780)
Net cash provided by (used in) financing activities	202,859	(158,592)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	(180)
Net decrease in cash, cash equivalents and restricted cash	(4,115)	(199,014)
Cash, cash equivalents and restricted cash - beginning of period	173,835	450,696
Cash, cash equivalents and restricted cash - end of period	$169,720	$251,682

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$66,789	$302,173
Restricted cash	107,046	148,523
Total cash, cash equivalents and restricted cash, beginning of period	$173,835	$450,696

End of the period
Cash and cash equivalents	$68,157	$154,283
Restricted cash	101,563	97,399
Total cash, cash equivalents and restricted cash, end of period	$169,720	$251,682

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$73,174	$76,369
Income taxes paid (refunded)	(10,166)	1,884
Supplemental disclosure of non-cash investing and financing activities:
Deconsolidation of assets following foreclosure (refer to Note 4)	$(7,885)	$(194,665)
Deconsolidation of liabilities following foreclosure (refer to Note 4)	5,829	168,699
Accrual of distribution payable	21,885	20,862
Assets transferred to held for sale	248,418	34,284
Liabilities related to assets transferred to held for sale	(200,000)	—
Assumption of accounts payable, accrued expenses and other liabilities related to consolidation of VIE and assumption of real estate	(2,267)	(9,597)
Assumption of receivables and other assets related to consolidation of VIE and assumption of real estate	443	10,742
Assumption of real estate and consolidation of VIE (refer to Note 4)	44,791	166,918

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
As of June 30, 2026 and December 31, 2025, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
Consolidated VIEs include the entities which issue securitization bonds payable, net, the entities holding the Arlington, Texas and Mesa, Arizona multifamily properties and certain operating real estate properties that have noncontrolling interests. The noncontrolling interests in the operating real estate properties represent a third party joint venture partner with an ownership of 5.0% at June 30, 2026 and December 31, 2025. The noncontrolling interest does not have substantive kick-out nor participating rights. The Arlington, Texas and Mesa, Arizona are multifamily loans in which we also hold preferred equity interests.
Unconsolidated VIEs
As of June 30, 2026, the Company held additional interests in 10 unconsolidated VIEs relating to 10 preferred equity investments. The table below shows key characteristics of these unconsolidated VIEs.

	Fixed Preferred Return(2)	Maximum Exposure to Loss(3)	Carrying Value	Commitment
Preferred Equity Investments 6 pack(1)	14%	$172.3 million	$11.9 million	$14.5 million
Preferred Equity Investments 7-10	15-20%	$112.3 million	$4.3 million	$7.5 million
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
(3)    The Maximum Exposure to Loss represents the unpaid principal balances of the senior loans and preferred equity investments at June 30, 2026.
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

BRIGHTSPIRE CAPITAL, INC.
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
Nonaccrual—Accrual of interest income is suspended on nonaccrual loans and preferred equity. Loans and preferred equity that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest receivable is reversed against interest income when loans and preferred equity are placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received; or if ultimate collectability of loan or preferred equity principal is uncertain, interest collected is recognized using a cost recovery method by applying interest collected as a reduction to loan and preferred equity carrying value. Loans and preferred equity may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are probable.
Loans Held for Sale
Loans that the Company intends to sell or liquidate in the foreseeable future are classified as held for sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to Current Expected Credit Losses (“CECL”) reserves. Net deferred loan origination fees and loan purchase premiums or discounts are deferred and capitalized as part of the carrying value of the held for sale loan until the loan is sold, and therefore are included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost. At June 30, 2026 and December 31, 2025, there were no loans held for sale.
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
At June 30, 2026, there were two properties classified as held for sale. At December 31, 2025, the Company classified one property as held for sale. Refer to Note 4, “Real Estate, net” and Note 11, “Fair Value” for further detail.
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
foreclosure sale or upon execution of a deed-in-lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized through CECL reserves and the cumulative reserve on the loan is charged off prior to recording the loan as real estate. Fair value of foreclosed properties is generally based on a discounted cash flow, third party appraisals, broker price opinions, comparable sales, direct capitalization method or a combination thereof. At June 30, 2026, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $252.7 million. At December 31, 2025, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $237.0 million.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three months ended June 30, 2026 and 2025, the Company recorded a de minimis income tax expense and income tax benefit of $21.7 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded income tax expense of $0.1 million and income tax benefit of $21.4 million, respectively.
The income tax benefit for the three and six months ended June 30, 2025 includes a benefit of $22.1 million, which is the result of the reversal of a deferred tax liability associated with a European investment subsidiary that the lenders acquired control of following a maturity default on its bond financing. Refer to Note 4, “Real Estate, net” for further information.
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
In measuring the CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default. The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through June 2026 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan specific factors, a qualitative adjustment to the reserve may be recorded.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	June 30, 2026						December 31, 2025
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)		Weighted Average Maturity in Years(3)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)	Weighted Average Maturity in Years(3)
Variable rate
Senior loans	$1,211,175	$1,209,789	7.1%	1.0		2.0	$1,422,235	$1,420,199	6.9%	1.2	2.6
Securitized loans(4)	1,630,000	1,625,278	6.7%	1.3		2.7	1,172,999	1,173,495	7.0%	0.7	1.3
	2,841,175	2,835,067					2,595,234	2,593,694
Fixed rate
Senior loans	27,337	27,337	20.0%	0.0	(5)	0.2	24,139	24,139	20.0%	0.1	0.4
Mezzanine loans	15,105	15,105	—%	0.6		0.6	49,069	49,069	8.4%	0.1	1.1
Preferred equity interests	16,154	16,154	14.4%	0.5		0.5	11,467	11,413	14.3%	0.4	1.0
	58,596	58,596					84,675	84,621
Loans and preferred equity held for investment	2,899,771	2,893,663					2,679,909	2,678,315

CECL reserve	—	(98,658)					—	(87,401)
Loans and preferred equity held for investment, net	$2,899,771	$2,795,005	7.0%	1.1		2.3	$2,679,909	$2,590,914	7.1%	0.9	2.0
_________________________________________
(1)Calculated based on contractual interest rate, except for nonaccrual loans. As of June 30, 2026 and December 31, 2025, all variable rate loans utilize Term Secured Overnight Financing Rate (“Term SOFR”).
(2)Calculated using current maturity date.
(3)Calculated using extended maturity date.
(4)Represents loans transferred into securitization trusts that are consolidated by the Company.
(5)The contractual maturity of the fixed rate senior loans was July 9, 2026 at June 30, 2026. The loan was extended subsequent to June 30, 2026.

The Company had $12.6 million and $10.8 million of interest receivable related to its loans and preferred equity held for investment, net as of June 30, 2026, and December 31, 2025, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

	Carrying Value
	Six Months Ended June 30,
	2026	2025
Balance at January 1	$2,590,914	$2,352,993
Acquisitions/originations/additional funding(1)	559,455	210,652
Loan maturities/principal repayments(1)	(292,980)	(146,419)
(Increase) decrease of CECL reserve(2)	(14,883)	86
Discount accretion and fee amortization, net	(3,306)	1,032
Capitalized interest, net of repayments	1,005	1,048
Transfer to Real Estate, net(3)(4)	(45,200)	(165,876)
Charge-off of CECL reserve-transfer to Real Estate, net(3)(4)	—	2,332
Charge-off of loan held for investment(5)(6)	(3,626)	(27,366)
Charge-off of CECL reserve-other(5)(6)	3,626	27,366
Balance at June 30	$2,795,005	$2,255,848
_________________________________________
(1)During the first quarter of 2025, the Company amended a senior mixed-use loan as part of the resolution of a senior mixed-use loan with the same sponsor. In relation to this amendment, there was a transfer of principal of $8.8 million. This transfer is not included within these captions as it was neither additional funding nor a repayment. See “Loan Modifications” below for more detail. During the six months ended June 30, 2026, the Company originated 18 loans and preferred equity with a total of $597.4 million in committed principal balance.
(2)(Increase) decrease of CECL reserve excludes $(0.4) million for the six months ended June 30, 2026 and $(0.4) million for the six months ended June 30, 2025 as determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statements of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.
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
(5)During the six months ended June 30, 2026, the Company charged off uncollectible amounts of $4.4 million relating to three multifamily loans based on resolution of the loans. In addition, the Company had a reversal of charge-offs of $0.8 million based on additional proceeds received upon resolution of an office loan and an industrial loan.
(6)During the six months ended June 30, 2025, the Company charged off uncollectible amounts of $27.3 million relating to two multifamily loans based on resolution of the loans.

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
During the first quarter of 2025, the Company amended a senior mixed-use loan (“Loan A”) as part of the resolution of a senior mixed-use loan (“Loan B”) with the same sponsor. The sponsor obtained new financing on Loan B collateral that was $8.8 million short of a full principal payoff. The $8.8 million of principal was transferred to Loan A as part of the full resolution of Loan B. A joint venture agreement was entered into with the sponsor with respect to the Loan B collateral providing that (i) any available cash after Loan B debt service is paid is distributed to the Company to pay down Loan A and (ii) if, at any time after two years, Loan A is not paid off, the Company may unilaterally force a sale of the collateral for Loan B. During the fourth quarter of 2025, Loan A was further modified to allow funds to be used to pay for architecture, design, and permitting fees to better position the collateral for a sale. The maturity of Loan A and the venture agreement were also shortened by nine months. In the second quarter of 2026, the total commitment of Loan A was increased by $0.5 million. In the third quarter of 2026, Loan A was extended to August 2026.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Preferred Equity Investment Originations
During the six months ended June 30, 2026, the Company originated one preferred equity investment. During the year ended December 31, 2025, the Company originated nine preferred equity investments. Refer to “Unconsolidated VIEs” in Note 2, “Summary of Significant Accounting Policies” for more details on these originations.
Nonaccrual and Past Due Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table provides an aging summary of loans held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due(1)	60-89 Days Past Due	90 Days or More Past Due (2)(3)	Total Loans
June 30, 2026	$2,821,918	$56,640	$—	$15,105	$2,893,663
December 31, 2025	2,641,623	—	—	36,692	2,678,315
_________________________________________
(1)At June 30, 2026, includes one multifamily senior loan with a carrying value of $56.6 million which was in maturity and payment default. In July 2026, the loan was extended to December 2026 and interest was paid current.
(2)At June 30, 2026, includes one office mezzanine loan which was placed on nonaccrual status on April 1, 2024, with a carrying value of $15.1 million.
(3)At December 31, 2025, includes one industrial senior loan which was placed on nonaccrual status on September 9, 2025, with a carrying value of $22.0 million and an office mezzanine loan which was placed on nonaccrual status on April 1, 2024, with a carrying value of $14.7 million. Subsequent to December 31, 2025, the industrial loan was resolved.

As of June 30, 2026, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except one nonaccrual office mezzanine loan and one multifamily senior loan. The multifamily senior loan in payment and maturity default was extended and interest was paid current in July 2026. As of December 31, 2025, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for one nonaccrual industrial senior loan and one nonaccrual office mezzanine loan. For the six months ended June 30, 2026, and June 30, 2025, no debt investment individually contributed more than 10.0% of interest income.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves (dollars in thousands):

CECL reserve at December 31, 2025	$87,401
Decrease in general CECL reserve(1)	(2,085)
Increase in specific CECL reserve(2)	2,639
Charge-off of CECL reserve - other(2)	(2,639)
CECL reserve at March 31, 2026	$85,316
Increase in general CECL reserve(1)	$13,342
Increase in specific CECL reserve(2)	987
Charge-offs of CECL reserve - other(2)	(987)
CECL reserve at June 30, 2026	$98,658

CECL reserve at December 31, 2024	$165,932
Decrease in general CECL reserve(1)	(9,524)
Increase in specific CECL reserve(2)	9,174
Charge-offs of CECL reserve - other(2)	(9,174)
Charge-offs of CECL reserve - transfer to Real Estate, net and Real Estate Held for Sale(3)	(1,043)
CECL reserve at March 31, 2025	$155,365
Decrease in general CECL reserve	$(18,798)
Increase in specific CECL reserve(2)	19,482
Charge-offs of CECL reserve - other(2)	(18,192)
Charge-offs of CECL reserve - transfer to Real Estate, net and Real Estate Held for Sale(4)	(1,290)
CECL reserve at June 30, 2025	$136,567
_________________________________________
(1)Excludes CECL reserves related to unfunded commitments reported on the consolidated statement of operations for the three months ended March 31, 2026: $1.2 million, June 30, 2026: $(0.8) million, March 31, 2025: $0.5 million, June 30, 2025 $(0.1) million.
(2)During the first six months of 2026, the Company recorded specific CECL reserves totaling $2.9 million for one multifamily mezzanine loan, $0.9 million for one multifamily senior loan and $0.6 million for one multifamily loan and had reversals of $0.6 million relating to one industrial loan and $0.2 million relating to one office senior loan. The CECL reserves were charged off during the period. During the first six months of 2025, the Company recorded specific CECL reserves totaling $28.7 million for two multifamily loans and one hotel loan, all of which were charged off during the six months ended June 30, 2025. As of June 30, 2025, the hotel is classified as real estate, net. Subsequent to June 30, 2025, one multifamily loan was acquired and classified as real estate, net.
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
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking as of June 30, 2026, and December 31, 2025 (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies” for loan risk ranking definitions.
At June 30, 2026, the weighted average risk ranking for loans and preferred equity held for investment was 3.0.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2026
	Year of Origination
Risk Rankings	2026	2025	2024	2023	2022 and earlier	Total
Senior loans

3	$530,876	$656,780	$83,129	$—	$1,458,783	$2,729,568
4	—	—	—	—	132,836	132,836
Total Senior loans	530,876	656,780	83,129	—	1,591,619	2,862,404

Mezzanine loans

3	—	—	—	15,105	—	15,105
Total Mezzanine loans	—	—	—	15,105	—	15,105

Preferred Equity
3	633	12,455	—	—	—	13,088
4	—	3,066	—	—	—	3,066
Total Preferred Equity	633	15,521	—	—	—	16,154

Total Loans and preferred equity held for investment	$531,509	$672,301	$83,129	$15,105	$1,591,619	$2,893,663
Current period gross write-offs	$—	$—	$—	$—	$3,626	$3,626

As of December 31, 2025, the weighted average risk ranking for loans and preferred equity held for investment was 3.1.

	December 31, 2025
	Year of Origination
Risk Rankings	2025	2024	2023	2022	2021 and earlier	Total
Senior loans

3	$723,723	$79,019	$—	$630,338	$965,963	$2,399,043
4	—	—	—	—	65,123	65,123
5	—	—	—	88,880	64,787	153,667
Total Senior loans	723,723	79,019	—	719,218	1,095,873	2,617,833

Mezzanine loans

3	—	—	14,692	34,377	—	49,069
Total Mezzanine loans	—	—	14,692	34,377	—	49,069

Preferred Equity
3	10,327	—	—	—	—	10,327
4	1,086	—	—	—	—	1,086
Total Preferred Equity	11,413	—	—	—	—	11,413

Total Loans and preferred equity held for investment	$735,136	$79,019	$14,692	$753,595	$1,095,873	$2,678,315
Current period gross write-offs(1)	$—	$—	$—	$25,137	$77,307	$102,444
_____________________________________
(1)Current period gross write-offs exclude all transfers to real estate, net.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan and preferred equity agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $145.5 million and $112.2 million at June 30, 2026 and December 31, 2025, respectively. Refer to Note 12, “Commitments and Contingencies” for further details. The Company recorded $1.0 million and $0.7 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at June 30, 2026 and December 31, 2025, respectively. See Note 2, “Summary of Significant Accounting Policies” for further details.
4. Real Estate, net
The following table presents the Company’s net lease portfolio, net, as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Land and improvements	$11,955	$78,805
Buildings, building leaseholds, and improvements	96,972	287,767
Tenant improvements	7,910	13,781
Subtotal	$116,837	$380,353
Less: Accumulated depreciation	(34,920)	(86,871)
Net lease portfolio, net	$81,917	$293,482
The following table presents the Company’s portfolio of other real estate, net as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Land and improvements	$123,467	$127,614
Buildings, building leaseholds, and improvements	250,072	262,451
Tenant improvements	19,641	18,097
Furniture, fixtures and equipment	14,727	13,938
Construction-in-progress	8,165	7,972
Subtotal	$416,072	$430,072
Less: Accumulated depreciation	(47,651)	(43,775)
Other portfolio, net	$368,421	$386,297
Depreciation Expense
Depreciation expense on real estate was $5.6 million and $7.4 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense on real estate was $11.5 million and $14.5 million for the six months ended June 30, 2026 and 2025, respectively.
Property Operating Income
For the three and six months ended June 30, 2026 and 2025 the components of property operating income were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease revenues
Minimum lease revenue	$16,882	$24,251	$34,286	$48,121
Variable lease revenue	806	2,921	1,672	5,968
	$17,688	$27,172	$35,958	$54,089
Hotel operating income	12,747	8,498	27,120	8,498
Total property operating income(1)	$30,435	$35,670	$63,078	$62,587
_________________________________________

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(1)Excludes de minimis net amortization expense for the three months ended June 30, 2026 and de minimis income for the six months ended June 30, 2026 related to above and below-market leases. Excludes net amortization expense related to above and below-market leases of a de minimis amount and $0.1 million for the three and six months ended June 30, 2025, respectively.
For the six months ended June 30, 2026, the Company had one property with property operating income equal to or greater than 10% of the Company’s total revenue. The property had property operating income of $27.2 million or 16% of the Company’s total revenue. For the six months ended June 30, 2025, the Company had no single property with property operating income equal to or greater than 10% of total revenue of the Company.
Real Estate Acquisitions
During the six months ended June 30, 2026, the Company acquired legal title to one multifamily property through foreclosure, which is included in real estate, net on the Company’s consolidated balance sheets.
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
The following table summarizes the Company’s real estate acquisitions for the six months ended June 30, 2026 and year ended December 31, 2025 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings/Units(1)	Purchase Price	Land and Improvements(2)	Building and Improvements(2)	Furniture and Fixtures(2)	Lease Intangible Assets(2)	Other Assets	Lease Intangible Liabilities(2)	Other Liabilities
Six Months Ended June 30, 2026
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
Impairment
The Company recorded $9.3 million of impairment of operating real estate during the six months ended June 30, 2026.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company recorded $3.8 million of impairment related to one multifamily property, which was due to a reduction in the current expected holding period of the property. The estimated fair value of the property was determined based on the execution of a purchase and sale agreement, resulting in a Level 2 fair value of $25.3 million as of the June 30, 2026 measurement date. The multifamily property is classified as held for sale at June 30, 2026. See “Real Estate Held for Sale” below for further details.
During the six months ended June 30, 2026, the Company received notice that it was in default on mortgage notes payable cross-collateralized by five retail properties. In April 2026, a receiver was appointed and took possession and full control of one Indiana retail property in connection with the foreclosure process, requiring deconsolidation of the assets and liabilities from the Company’s consolidated balance sheet in the second quarter of 2026, and resulting in impairment of operating real estate of $2.4 million. The Company has no further involvement in the Indiana retail property, and the lender is not a related party.
Similarly, as a result of the foreclosure process, for one Illinois retail property, a receiver was appointed and took possession and full control subsequent to June 30, 2026. As such, the Company recorded $3.1 million of impairment of operating real estate during the three months ended June 30, 2026.

The Company expects the lender to continue to pursue remedies, and accordingly, will thereby lose control over the three remaining retail properties. At such time, the Company will deconsolidate the mortgage notes payable. The combined carrying value of the three remaining retail properties is $11.1 million, and the unpaid principal balance of the mortgage notes payable is $25.3 million.
In May 2025, an investment subsidiary reached a maturity default on its bond financing collateralized by the Company’s Norwegian net lease office campus. Following the maturity default, the lenders exercised remedies and took control by equity pledge of the underlying investment subsidiary, requiring deconsolidation of the assets and liabilities from the Company’s consolidated balance sheet. The deconsolidation resulted in impairment of operating real estate of $49.3 million. The Company has no further involvement in the Norwegian net lease office campus, and the lenders are not a related party.
In January 2025, an investment subsidiary defaulted on its mortgage note payable collateralized by one Pennsylvania office property included in the Company’s other real estate, net portfolio. In July 2025, a receiver was appointed and took possession and full control of the property, requiring deconsolidation of the assets and liabilities from the Company’s consolidated balance sheet in the third quarter of 2025. The deconsolidation resulted in impairment of operating real estate of $4.3 million. The Company has no further involvement in the Pennsylvania office property, and the lenders are not a related party.
Real Estate Held for Sale
During the six months ended June 30, 2026, purchase and sale agreements were executed for one industrial portfolio and one multifamily property for a gross sale price of $300.0 million and $26.0 million, respectively. Both the industrial portfolio and multifamily property were classified as held for sale as of June 30, 2026. As part of the sale of the industrial portfolio, the purchaser will assume the $200.0 million mortgage note payable. As of June 30, 2026, the carrying value for the industrial portfolio is $223.1 million and the multifamily property is $25.3 million. The Company expects both sales to close in the third quarter of 2026.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the Company’s assets held for sale related to real estate (dollars in thousands):

June 30, 2026
Assets
Land and improvements	$75,800
Buildings, building leaseholds, and improvements	201,040
Tenant improvements	5,551
Furniture, fixtures and equipment	236
Subtotal	282,627
Less: Accumulated depreciation	(56,035)
Total real estate, net	$226,592

Deferred leasing costs and intangible assets, net	$21,826
Total assets held for sale	$248,418

Liabilities
Mortgage and other notes payable, net	$200,000
Total liabilities related to assets held for sale	$200,000
Real Estate Sales
During the six months ended June 30, 2026, the Company sold one office property for a total gross sales price of $28.0 million. The Company recorded a net gain on the sale of $0.1 million and it is included in other loss, net on the Company’s consolidated statement of operations.
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
5. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale at June 30, 2026 and December 31, 2025 are as follows (dollars in thousands):

	June 30, 2026
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$23,905	$(23,248)	$657
Deferred leasing costs	12,884	(9,286)	3,598
Above-market lease values	7,324	(7,242)	82
	$44,113	$(39,776)	$4,337

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2025
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$52,028	$(32,762)	$19,266
Deferred leasing costs	20,499	(12,836)	7,663
Above-market lease values	8,517	(7,800)	717
	$81,044	$(53,398)	$27,646
Intangible Liabilities
Below-market lease values	$776	$(387)	$389

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Above-market lease values	$(3)	$(297)	$(6)	$(679)
Below-market lease values	—	296	2	619
Net decrease to property operating income	$(3)	$(1)	$(4)	$(60)

In-place lease values	$2,285	$2,558	$4,575	$5,398
Deferred leasing costs	318	610	640	1,236
Amortization expense	$2,603	$3,168	$5,215	$6,634
6. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of June 30, 2026, and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Restricted cash:
Borrower escrow deposits	$76,262	$82,511
Capital expenditure reserves	8,597	7,668
Real estate escrow reserves	7,379	8,288
Working capital and other reserves	6,951	6,637
Tenant lockboxes	2,374	1,942
Total	$101,563	$107,046
The following table presents a summary of other assets as of June 30, 2026, and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Other assets:
Right-of-use lease asset	$12,476	$19,833
Deferred financing costs, net - credit facilities	6,877	5,716
Prepaid expenses and other	5,891	7,154
Tax receivable and deferred tax assets	1,880	12,247
Investments in unconsolidated ventures at fair value	1,423	2,115
Total	$28,547	$47,065

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a summary of accrued and other liabilities as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Accrued and other liabilities:
Accounts payable, accrued expenses and other liabilities	$24,826	$25,962
Operating lease liability	12,913	20,703
Prepaid rent and unearned revenue	9,002	9,664
Interest payable	6,119	6,239
Unfunded CECL loan allowance	1,037	669
Tenant security deposits	630	861
Total	$54,527	$64,098

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Debt
The following table presents debt as of June 30, 2026, and December 31, 2025 (dollars in thousands):

						June 30, 2026		December 31, 2025
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
BRSP 2026-FL3(3)		Non-recourse	Aug-43	SOFR + 1.69%		$833,237	$827,804	$—	$—
BRSP 2024-FL2(3)		Non-recourse	Aug-37	SOFR + 2.47%		583,875	580,046	583,875	578,879
BRSP 2021-FL1(3)		Non-recourse	(4)	(4)		—	—	398,215	398,203
Subtotal securitization bonds payable, net						1,417,112	1,407,850	982,090	977,082

Mortgage and other notes payable, net
Net lease 1		Non-recourse	Sep-33	4.77%		200,000	199,122	200,000	199,068
Net lease 3		Non-recourse	Aug-26	4.08%		27,585	27,576	27,958	27,928
Net lease 4		Non-recourse	Oct-27	4.45%		20,398	20,398	20,730	20,730
Net lease 5(5)(6)		Non-recourse	Nov-26	4.45%		15,993	15,959	16,222	16,153
Net lease 5(7)		Non-recourse	Mar-28	7.25%		10,700	10,263	10,800	10,362
Net lease 6(6)		Non-recourse	Nov-26	4.45%		6,354	6,341	6,445	6,418
Net lease 8(6)		Non-recourse	Nov-26	4.45%		2,945	2,937	2,987	2,975
Other real estate 1		Non-recourse	Dec-28(8)	4.47%		95,967	95,417	97,082	96,348
Loan 1(9)		Non-recourse	Jul-28(9)	5.50%		33,591	33,591	34,078	34,078
Subtotal mortgage and other notes payable, net						413,533	411,604	416,302	414,060

Bank credit facility
Bank credit facility	$120,000	Recourse	Dec-28 (10)	SOFR + 2.25%		70,000	70,000	—	—
Subtotal bank credit facility						70,000	70,000	—	—

Master repurchase facilities
Bank 1	600,000	Limited Recourse(11)	Oct-28(12)	SOFR + 2.26%	(13)	309,227	309,227	433,642	433,642
Bank 2	600,000	Limited Recourse(11)	Apr-30(14)	n/a	(13)	—	—	135,550	135,550
Bank 3	500,000	Limited Recourse(15)	June-30(16)	SOFR + 1.74%	(13)	230,839	230,839	427,899	427,899
Bank 4	400,000	Limited Recourse(11)	Nov-29(17)	SOFR + 1.49%	(13)	175,143	175,143	81,007	81,007
Bank 5	250,000	Limited Recourse(11)	Mar-31(18)	SOFR + 2.00%	(13)	141,016	141,016	—	—
Subtotal master repurchase facilities	$2,350,000					856,225	856,225	1,078,098	1,078,098

Subtotal credit facilities						926,225	926,225	1,078,098	1,078,098

Total						$2,756,870	$2,745,679	$2,476,490	$2,469,240
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
(6)During the six months ended June 30, 2026, the Company received notice that it was in default on the mortgage notes payable cross-collateralized by Net Lease 5, Net Lease 6 and Net Lease 8. The Company deconsolidated one property collateralizing Net Lease 5 and impaired the property collateralizing

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Net Lease 8 during the six months ended June 30, 2026. The Company expects the lender to continue to pursue remedies and thereby lose control over the three remaining retail properties, at which time the Company will deconsolidate the cross-collateralized mortgage notes payable. Refer to Note 4, "Real estate, net" for further detail.
(7)Represents a mortgage note collateralized by three properties. In April 2025, the contractual interest rate on Net lease 5 was modified to 7.25%.
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
(12)During the second quarter of 2026, the Company extended the maturity date of Bank 1 to October 2028.
(13)Represents the weighted average spread as of June 30, 2026. The contractual interest rate depends upon asset type and characteristics and ranges from SOFR plus 1.30% to 2.75%.
(14)The current maturity date is April 2028, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(15)Recourse is either 25.0% or 50.0% depending on loan metrics.
(16)The current maturity date is June 2028, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents. In December 2025, the maximum facility size was increased to $500.0 million.
(17)The current maturity date is November 2026, with three one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(18)The Company entered into a Master Repurchase Agreement with Bank 5 which provides up to $250.0 million to finance first mortgage loans, senior loan participations and related mezzanine loans secured by commercial real estate. The current maturity date is March 2029, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at June 30, 2026 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage and Other Notes Payable, Net	Credit Facilities
Remainder of 2026(1)	$53,414	$—	$53,414	$—
2027	20,309	—	20,309	—
2028	519,037	—	139,810	379,227
2029	175,143	—	—	175,143
2030	230,839	—	—	230,839
2031 and thereafter	1,758,128	1,417,112	200,000	141,016
Total	$2,756,870	$1,417,112	$413,533	$926,225
_________________________________________
(1)Mortgage and other notes payable, net includes Net lease 5, Net lease 6 and Net lease 8, which are in default as of June 30, 2026.
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
The maximum amount available for borrowing at any time under the Amended Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of June 30, 2026, the borrowing base valuation is sufficient to permit borrowings of up to the entire $120.0 million commitment. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Amended Credit Agreement terminates and any outstanding revolving loans will mature on December 8, 2028.
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
As of June 30, 2026, the Company was in compliance with all of its financial covenants under the Amended Credit Agreement.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of June 30, 2026, the Company had $1.6 billion carrying value of CRE debt investments financed with $1.4 billion of securitization bonds payable, net. As of December 31, 2025, the Company had $1.2 billion carrying value of CRE debt investments financed with $982.1 million of securitization bonds payable, net.
BRSP 2026-FL3
In February 2026, the Company executed a $955.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2026-FL3, Ltd. and BRSP 2026-FL3, LLC (collectively, “BRSP 2026-FL3”), which resulted in the sale of $833.2 million of investment grade notes (the “2026-FL3 Notes”).
BRSP 2026-FL3 includes a six-month ramp-up acquisition period that allows the Company to contribute existing or newly originated loan investments in exchange for $98.3 million in unused proceeds held in BRSP 2026-FL3, subject to the satisfaction of certain conditions set forth in the indenture. At June 30, 2026, the unused proceeds have been fully utilized. BRSP 2026-FL3 also includes a 30-month reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2026-FL3, subject to the satisfaction of certain conditions set forth in the indenture.
At June 30, 2026, the Company had $955.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2026-FL3. As of June 30, 2026, the securitization reflects an advance rate of 87.3% at a weighted average cost of funds of Term SOFR plus 1.69% (before transaction costs), and is collateralized by a pool of 32 senior loan investments.
Additionally, BRSP 2026-FL3 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the six months ended June 30, 2026. While the Company continues to closely monitor all loan investments contributed to BRSP 2026-FL3, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
BRSP 2024-FL2
BRSP 2024-FL2 is a $675.0 million securitization vehicle operated through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which have issued $583.9 million of investment grade notes (the “2024-FL2 Notes”).
BRSP 2024-FL2 includes a two-year reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. At June 30, 2026, the Company had $675.0 million of unpaid principal balance of CRE debt investments and other assets financed with BRSP 2024-FL2. As of June 30, 2026, the securitization reflects an advance rate of 86.5% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 27 senior loan investments.
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the six months ended June 30, 2026. While the Company continues to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Master Repurchase Facilities
As of June 30, 2026, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.4 billion to finance the origination of first mortgage loans and senior loan participations secured by senior loan investments (each, a “Master Repurchase Facility” and collectively, the “Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of June 30, 2026, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of June 30, 2026, the Company had $1.4 billion carrying value of CRE debt investments financed with $856.2 million under the Master Repurchase Facilities. As of December 31, 2025, the Company had $1.5 billion carrying value of CRE debt investments financed with $1.1 billion under the Master Repurchase Facilities.
As of June 30, 2026, the Company had three counterparties, Bank 1, Bank 3 and Bank 5, with net exposure (collateral that exceeded amounts borrowed) totaling more than 10% of the Company’s total equity. As of June 30, 2026, the Company’s net exposure to Bank 1, Bank 3 and Bank 5 was $262.8 million, $92.9 million and $93.0 million, respectively.
As of December 31, 2025, the Company had three counterparties, Bank 1, Bank 2 and Bank 3, with net exposure totaling more than 10% of the Company’s total equity. As of December 31, 2025, the Company’s net exposure to Bank 1, Bank 2 and Bank 3 was $216.4 million, $100.0 million and $122.0 million, respectively.
8. Related Party Arrangements
The Company had no related party transactions as of and for the six months ended June 30, 2026 and 2025.
9. Equity-Based Compensation
On March 30, 2026, the Company’s board of directors adopted, and at the annual meeting of stockholders held on May 13, 2026, the stockholders approved the second amendment to the 2022 Equity Incentive Plan (as amended, the “2022 Plan”), which was effective as of May 13, 2026 and increases the total number of shares of the Class A common stock issuable by 10.0 million shares (subject to adjustment pursuant to the terms of the 2022 Plan). The 2022 Plan terminates on May 4, 2032. Awards may be granted under the 2022 Plan to (x) any employee, officer, director, consultant or advisor (who is a natural person) providing services to the Company, or its affiliates and (y) any other individual whose participation in the 2022 Plan is determined to be in the best interests of the Company. The following types of awards may be made under the 2022 Plan, subject to the limitations set forth in the plan: (i) stock options (which may be either incentive stock options or non-qualified stock options); (ii) stock appreciation rights; (iii) restricted stock awards; (iv) stock units; (v) unrestricted stock awards; (vi) dividend equivalent rights; (vii) performance awards; (viii) annual cash incentive awards; (ix) long-term incentive units; and (x) other equity-based awards.
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
On May 20, 2026, the Company granted 88,340 shares of Class A common stock to the non-employee directors of the Company which vest on May 20, 2027.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $3.4 million and $6.4 million within compensation and benefits in the consolidated statements of operations for the three and six months ended June 30, 2026, respectively. In connection with the share grants, the Company recognized share-based compensation expense of $2.9 million and $7.1 million within compensation and benefits in the consolidated statements of operations for the three and six months ended June 30, 2025, respectively.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the six months ended June 30, 2026 and 2025:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs

Unvested shares at December 31, 2024	2,742,917	918,434	3,661,351	$6.92	$8.60
Granted	1,618,509	542,789	2,161,298	5.97	6.78
Vested	(1,428,999)	—	(1,428,999)	7.21	—
Unvested shares at March 31, 2025	2,932,427	1,461,223	4,393,650	6.25	7.93
Granted	92,940	—	92,940	5.27	—
Vested	(79,495)	—	(79,495)	5.27	—
Unvested shares at June 30, 2025	2,945,872	1,461,223	4,407,095	6.25	7.93

Unvested shares at December 31, 2025	2,865,399	1,461,223	4,326,622	$6.27	$7.93
Granted	1,907,157	588,839	2,495,996	5.61	7.08
Vested	(1,222,270)	(384,378)	(1,606,648)	6.50	9.69
Unvested shares at March 31, 2026	3,550,286	1,665,684	5,215,970	5.83	7.22
Granted	88,340	—	88,340	5.70	—
Vested	(92,940)	—	(92,940)	5.38	—
Unvested shares at June 30, 2026	3,545,686	1,665,684	5,211,370	5.84	7.22
Fair value of equity awards that vested during the six months ended June 30, 2026 and June 30, 2025, determined based on their respective fair values at vesting date, was $10.8 million and $9.0 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of vesting of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At June 30, 2026, aggregate unrecognized compensation cost for all unvested equity awards was $24.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.
10. Stockholders’ Equity
Authorized Capital
As of June 30, 2026, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of June 30, 2026 and December 31, 2025.
Dividends
During the six months ended June 30, 2026 and 2025, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 16, 2026	March 31, 2026	April 15, 2026	$0.16
June 15, 2026	June 30, 2026	July 15, 2026	$0.16
March 17, 2025	March 31, 2025	April 15, 2025	$0.16
June 16, 2025	June 30, 2025	July 14, 2025	$0.16
Share Repurchases
In April 2026, the Company’s board of directors have authorized a stock repurchase program (“Stock Repurchase Program”) under which the Company may repurchase up to $50.0 million of its outstanding Class A common stock until April 30, 2027. The Stock Repurchase Program replaces the prior repurchase program authorization which expired on April 30, 2026. Under the Stock Repurchase Program, the Company may repurchase shares in open market purchases, in privately negotiated

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
transactions or otherwise. The Company has a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b-18 under the Exchange Act. The Stock Repurchase Program will be utilized at management’s discretion and in accordance with the requirements of the SEC. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements and other conditions.
During the three months ended June 30, 2026, the Company repurchased 3.6 million shares of Class A common stock at a weighted average price of $5.47 per share for an aggregate cost of $19.5 million.
As of June 30, 2026, there was $30.5 million remaining available to make repurchases under the Stock Repurchase Program.
On June 30, 2026, the Company repurchased 0.2 million shares of Class A common stock at a weighted average price of $5.40 per share for an aggregate cost of $1.4 million. In accordance with the Company’s policy, this transaction will be reflected in the consolidated financial statements in July 2026 on the settlement date.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders, net of immaterial tax effect. During the six months ended June 30, 2026, there was no AOCI.
Changes in Components of AOCI - Stockholders

(dollars in thousands)	Unrealized gain on net investment hedges	Foreign currency translation gain (loss)	Total
AOCI at December 31, 2024	$18,603	$(24,940)	$(6,337)
Other comprehensive gain	—	1,831	1,831
AOCI at March 31, 2025	$18,603	$(23,109)	$(4,506)
Other comprehensive income before reclassification	—	1,144	1,144
Amounts reclassified from AOCI	(18,603)	21,965	3,362
Net OCI activity	(18,603)	23,109	4,506
AOCI at June 30, 2025	$—	$—	$—
11. Fair Value
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. As of June 30, 2026, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026			December 31, 2025
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net(2)(3)	$2,899,771	$2,893,663	$2,850,477	$2,679,909	$2,678,315	$2,657,083
Financial liabilities:(1)
Securitization bonds payable, net	$1,417,112	$1,407,850	$1,417,112	$982,090	$977,082	$982,090
Mortgage and other notes payable, net	413,533	411,604	391,006	416,302	414,060	394,819
Credit facilities	926,225	926,225	926,225	1,078,098	1,078,098	1,078,098
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $145.5 million and $112.2 million as of June 30, 2026 and December 31, 2025, respectively.
(3)Carry value excludes CECL reserves of $98.7 million and $87.4 million as of June 30, 2026 and December 31, 2025, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2026. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of June 30, 2026, the Company believes the unpaid principal balance approximates fair value given the floating rate nature of the bonds and significant level of subordination within the securitization. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of June 30, 2026, the Company believes the carrying value approximates fair value due to the short-term nature of the debt, and as a result, contractual rates should equate to market rates. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
CECL
During the six months ended June 30, 2026, the Company recorded specific CECL reserves of $3.6 million related to three multifamily loans, one office loan and one industrial loan. The specific CECL reserves were also charged off during the six months ended June 30, 2026 following resolution of the loans.
Impairment of Operating Real Estate
During the three months ended June 30, 2026, the Company recorded $9.3 million of impairment related to two retail properties and one multifamily property. Refer to Note 4, “Real Estate, net” for further discussion.
12. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At June 30, 2026, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans and preferred equity held for investment were $137.9 million for senior loans, $1.7 million for mezzanine loans and $5.9 million for preferred equity. At December 31, 2025, total unfunded lending commitments for loans held for investment were $101.9 million for senior loans, $2.1 million for mezzanine loans and $8.2 million for preferred equity.
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain non-cancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rent on certain ground leases are paid directly by tenants.
At June 30, 2026 and December 31, 2025, the weighted average remaining lease term was 4.8 years and 11.8 years for ground leases, respectively.
The following table presents ground lease expense, included in property operating expense, for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense:
Minimum lease expense	$730	$804	$1,519	$1,598
Variable lease expense	—	—	—	—
	$730	$804	$1,519	$1,598
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.4%.
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Office Lease
At June 30, 2026 and December 31, 2025, the weighted average remaining lease term was 2.9 years and 3.4 years for office leases, respectively. The office leases are located in New York, New York and Los Angeles, California.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three and six months ended June 30, 2026 and 2025, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Corporate Offices
Operating lease expense:
Fixed lease expense	$331	$327	$659	$651
Variable lease expense	—	—	—	—
	$331	$327	$659	$651
Total cash paid for office leases was $0.8 million for the six months ended June 30, 2026.
The operating lease liability for the office leases was determined using a weighted average discount rate of 2.4%.
For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of June 30, 2026, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
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
The following tables present the relevant financial information for the reportable segments for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended June 30, 2026
Interest income	$52,104	$(27)	$—	$52,077
Interest expense	(34,318)	(13)	(517)	(34,848)
Property and other income	54	30,585	832	31,471
Property operating expense	—	(18,511)	—	(18,511)
Transaction, investment and servicing expense	(909)	(79)	(519)	(1,507)
Interest expense on real estate	—	(5,121)	—	(5,121)
Depreciation and amortization	—	(8,154)	(33)	(8,187)
Increase of current expected credit loss reserve	(13,502)	—	—	(13,502)
Impairment of operating real estate	—	(9,270)	—	(9,270)
Compensation and benefits	—	—	(8,989)	(8,989)
Operating expense	18	—	(3,176)	(3,158)
Other loss, net	—	(27)	—	(27)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	3,447	(10,617)	(12,402)	(19,572)
Equity in earnings (loss) of unconsolidated ventures	—	—	(602)	(602)
Income tax expense	(2)	—	(8)	(10)
Net income (loss)	$3,445	$(10,617)	$(13,012)	$(20,184)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended June 30, 2025
Interest income	$48,581	$14	$68	$48,663
Interest expense	(31,563)	(68)	(304)	(31,935)
Property and other income	—	35,754	1,507	37,261
Property operating expense	—	(16,650)	—	(16,650)
Transaction, investment and servicing expense	(330)	(14)	(218)	(562)
Interest expense on real estate	—	(6,765)	—	(6,765)
Depreciation and amortization	—	(10,575)	(32)	(10,607)
Increase of current expected credit loss reserve	(582)	—	—	(582)
Impairment of operating real estate	—	(51,127)	—	(51,127)
Compensation and benefits	—	—	(8,194)	(8,194)
Operating expense	(2)	(1)	(2,973)	(2,976)
Other gain (loss), net	55	(3,429)	12	(3,362)
Income (loss) before income taxes	16,159	(52,861)	(10,134)	(46,836)
Income tax benefit (expense)	(106)	21,770	—	21,664
Net income (loss)	$16,053	$(31,091)	$(10,134)	$(25,172)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Six Months Ended June 30, 2026
Interest income	$101,619	$(27)	$—	$101,592
Interest expense	(66,891)	(25)	(1,325)	(68,241)
Property and other income	—	63,278	3,818	67,096
Property operating expense	—	(38,589)	—	(38,589)
Transaction, investment and servicing expense	(1,566)	(109)	(664)	(2,339)
Interest expense on real estate	—	(10,213)	—	(10,213)
Depreciation and amortization	—	(16,748)	(66)	(16,814)
Increase of current expected credit loss reserve	(15,247)	—	—	(15,247)
Impairment of operating real estate	—	(9,270)	—	(9,270)
Compensation and benefits	—	—	(18,045)	(18,045)
Operating expense	29	(2)	(6,280)	(6,253)
Other loss, net	—	(31)	—	(31)
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	17,944	(11,736)	(22,562)	(16,354)
Equity in earnings (loss) of unconsolidated ventures	—	—	(602)	(602)
Income tax expense	(3)	—	(101)	(104)
Net income (loss)	$17,941	$(11,736)	$(23,265)	$(17,060)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Six Months Ended June 30, 2025
Interest income	$96,572	$42	$135	$96,749
Interest expense	(63,407)	(135)	(604)	(64,146)
Property and other income	—	62,674	4,063	66,737
Property operating expense	—	(26,616)	—	(26,616)
Transaction, investment and servicing expense	(839)	(50)	(303)	(1,192)
Interest expense on real estate	—	(13,330)	—	(13,330)
Depreciation and amortization	—	(21,094)	(65)	(21,159)
Increase of current expected credit loss reserve	(346)	—	—	(346)
Impairment of operating real estate	—	(51,127)	—	(51,127)
Compensation and benefits	—	—	(18,623)	(18,623)
Operating expense	—	(2)	(6,189)	(6,191)
Other gain (loss), net	55	(3,670)	12	(3,603)
Income (loss) before income taxes	32,035	(53,308)	(21,574)	(42,847)
Income tax benefit (expense)	(134)	21,516	—	21,382
Net income (loss)	$31,901	$(31,792)	$(21,574)	$(21,465)

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents total assets by segment as of June 30, 2026 and December 31, 2025 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other(1)	Total
June 30, 2026	$2,892,192	$789,681	$65,860	$3,747,733
December 31, 2025	2,689,862	800,394	74,574	3,564,830
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
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total income by geography:
United States	$83,548	$81,155	$168,688	$153,989
Norway	—	4,769	—	9,497
Total(1)	$83,548	$85,924	$168,688	$163,486
_________________________________________
(1)Includes interest income and property and other income.

14. Earnings Per Share
The Company’s net loss and weighted average shares outstanding for the three and six months ended June 30, 2026 and 2025 consist of the following (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(20,184)	$(25,172)	$(17,060)	$(21,465)
Net loss attributable to noncontrolling interests:
Investment Entities	1,850	2,054	3,572	3,688
Net loss attributable to BrightSpire Capital, Inc. common stockholders	$(18,334)	$(23,118)	$(13,488)	$(17,777)

Numerator:
Dividends allocated to participating securities (non-vested shares)	$(568)	$(471)	$(1,135)	$(940)
Net loss attributable to common stockholders	$(18,902)	$(23,589)	$(14,623)	$(18,717)

Denominator:
Weighted average shares outstanding - basic(1)	126,710	127,247	126,324	127,165
Weighted average shares outstanding - diluted(2)	126,710	127,247	126,324	127,165

Net loss per common share - basic	$(0.15)	$(0.19)	$(0.12)	$(0.15)
Net loss per common share - diluted	$(0.15)	$(0.19)	$(0.12)	$(0.15)
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 3,545,686 and 2,945,872 of restricted stock awards as of June 30, 2026 and June 30, 2025, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income (loss) per common share.
(2)The calculation of diluted earnings per share for the three and six months ended June 30, 2026, excludes the effect of weighted average unvested restricted shares of 3,548,112 and 3,269,184, respectively, as the effect would be antidilutive. The calculation of diluted earnings per share for the three and six months ended June 30, 2025, excludes the effect of weighted average unvested restricted shares of 2,938,780 and 2,859,189, respectively, as the effect would be antidilutive.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
15. Subsequent Events
Dividends
In July 2026, the Company paid a quarterly cash dividend of $0.16 per share of its Class A common stock for the quarter ended June 30, 2026, to stockholders of record as of June 30, 2026.
Loan Originations
Subsequent to June 30, 2026, the Company originated three senior mortgage loans with a total commitment of $116.9 million.
Purchase and Sale Agreement
In July 2026, the Company executed a purchase and sale agreement to sell a Fort Worth, Texas multifamily property that is expected to generate gross proceeds of $32.5 million.

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
Significant Developments
During the three months ended June 30, 2026, and through July 28, 2026, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•Declared and paid a second quarter dividend of $0.16 per share on July 15, 2026;
•Under our Stock Repurchase Program, we have repurchased 3.8 million shares of our Class A common stock at an aggregate cost of $21.0 million; and
•Extended our Bank 1 Master Repurchase Facility to October 2028.
Our Portfolio
•We originated 13 senior mortgage loans for a total commitment of $435.7 million;
•We received loan repayment proceeds of $150.7 million from eight loans;
•We continued to make progress resolving our watchlist (loans with a risk ranking of 4 or 5):
◦Received total repayment proceeds of $97.5 million related to three risk ranked 5 loans;
•As of July 28, 2026, our watchlist (loans with a risk ranking of 4 or 5) consisted of the following (refer to “Our Portfolio” for further discussion):
◦Four loans with a risk ranking of 4 and total carrying value of $135.9 million;
•Our general CECL reserve increased by $12.5 million from March 31, 2026 to June 30, 2026. At June 30, 2026, our general CECL reserve for our outstanding loans and future loan funding commitments is $99.7 million, which is 3.27% of the aggregate commitment amount of our loan portfolio;
•We recorded specific CECL reserves of $1.0 million related to three multifamily loans that were also charged off during the three months ended June 30, 2026 following repayment of each loan. At June 30, 2026, there were no specific CECL reserves on our consolidated balance sheets;
•Classified one industrial portfolio with a carry value of $223.1 million as real estate held for sale; we also classified one multifamily property with a carry value of $25.3 million as real estate held for sale and recorded our share of GAAP impairment of $3.8 million. Purchase and sale agreements have been executed on both properties and we expect both sales to close in the third quarter of 2026;
•In July 2026, executed a purchase and sale agreement to sell the Fort Worth, Texas multifamily property that is expected to close in the third quarter of 2026 and generate gross proceeds of $32.5 million; and
•Recorded total GAAP impairment at our share of $5.5 million on two retail properties, while deconsolidating the assets and liabilities of one following the loss of control. We previously recorded non-GAAP impairment on these properties; therefore, the undepreciated book value impact of the impairment was immaterial. Refer to “Non-GAAP Supplemental Measures” for further discussion.

Financial Results
•Generated GAAP net loss of $18.3 million, or $(0.15) per basic and diluted share, Distributable Earnings of $15.8 million or $0.12 per share and Adjusted Distributable Earnings of $16.8 million or $0.13 per share for the three months ended June 30, 2026. Distributable Earnings and Adjusted Distributable Earnings are non-GAAP financial measures. A reconciliation of these measures to net loss attributable to the Company’s common stockholders is in the section “Non-GAAP Supplemental Financial Measures” below.
Trends Affecting Our Business
Global Markets
Commercial real estate markets continue to be influenced by elevated interest rates, reduced transaction activity, uncertainty from the Administration’s tariff initiative and trade policy, ongoing geopolitical conflict in the Middle East, and renewed inflationary pressure, particularly in energy prices. The Federal Reserve held the federal funds rate steady at its June 2026 meeting, marking its fourth consecutive meeting without a change, and removed language from prior policy statements that had signaled a bias toward future rate cuts. Certain Federal Reserve officials have indicated that further increases in the federal funds rate are possible later in 2026 if inflationary pressures persist, while other officials continue to anticipate the potential for rate reductions; it is uncertain as to if, when, in which direction, how many and by how much any subsequent changes in the federal funds rate will occur. Higher borrowing costs and conservative lending practices have pressured property valuations and refinancing activity, particularly for loans originated in prior low‑rate environments. To the extent certain of our borrowers are experiencing significant financial dislocation as a result of economic conditions, we have and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period.
Property fundamentals remain mixed by sector and geography. Multifamily and industrial assets have generally demonstrated more resilient performance, though rent growth has moderated in select markets. Other than in select cities such as Manhattan, NY, Dallas, TX and San Francisco, CA, office properties continue to face structural and demand‑related challenges, which may adversely affect occupancy, cash flows, and valuations, particularly for older or less competitive assets. Given the continuing uncertainty in the office market, there is risk of future valuation impairment or investment loss on our loans secured by office properties. Similarly, these trends may impact our ability to manage debt covenant tests, maturity dates and/or seek suitable refinancing opportunities on certain of our office property equity investments, which may adversely impact valuation assessments and cash flow generated by such investments.
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

Our Portfolio
As of June 30, 2026, our portfolio consisted of 120 investments representing approximately $3.6 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 106 investments with a weighted average cash coupon of 3.3% and a weighted average all-in unlevered yield of 7.2%. Our net leased and other real estate consisted of approximately 4.5 million total square feet of space and total second quarter 2026 NOI of that portfolio was approximately $11.8 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of June 30, 2026, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	95	$2,862,404	$2,862,404	$639,649	$639,649
Mezzanine loans	1	15,105	15,105	15,105	15,105
Preferred equity	10	16,154	16,154	16,154	16,154
Subtotal	106	2,893,663	2,893,663	670,908	670,908
Net leased real estate	6	305,193	305,193	21,219	21,219
Other real estate	7	397,900	393,585	217,759	218,243
Private equity interests	1	1,414	1,414	1,414	1,414
Total	120	$3,598,170	$3,593,855	$911,300	$911,784
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of June 30, 2026.
(3)Net carrying value represents carrying value less any associated financing as of June 30, 2026.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of June 30, 2026.
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
At June 30, 2026, our weighted average risk ranking decreased to 3.0 compared to 3.1 at March 31, 2026. During the second quarter of 2026, we had the following risk ranking activity for risk ranked 4 and 5 assets:
•Three multifamily loans with risk rankings of 5 were repaid;
•Downgrades: One multifamily loan and one office loan were downgraded to a risk ranking of 4 from a risk ranking of 3.
Senior and Mezzanine Loans and Preferred Equity
The following tables provide a summary of our senior and mezzanine loans and preferred equity based on our internal risk rankings, collateral property type and geographic distribution as of June 30, 2026 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans	Mezzanine loans	Preferred equity	Total	% of Total
3	100	$2,729,568	$15,105	$13,088	$2,757,761	95.3%
4(2)	6	132,836	—	3,066	135,902	4.7%
	106	$2,862,404	$15,105	$16,154	$2,893,663	100.0%

Weighted average risk ranking						3.0
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of June 30, 2026.
(2)Count includes two preferred equity investments where we are also the senior lender.

		Carrying value (at BRSP share)(1)
Collateral property type	Count	Senior loans	Mezzanine loans	Preferred equity	Total	% of Total
Multifamily	78	$2,000,669	$—	$13,404	$2,014,073	69.6%
Office	19	563,204	15,105	2,750	581,059	20.1%
Other (Mixed-use)(2)	6	222,617	—	—	222,617	7.7%
Industrial	2	51,456	—	—	51,456	1.8%
Hotel	1	24,458	—	—	24,458	0.8%
Total	106	$2,862,404	$15,105	$16,154	$2,893,663	100.0%
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of June 30, 2026.
(2)Other includes commercial and residential development assets.

		Carrying value (at BRSP share)(1)
Region	Count	Senior loans	Mezzanine loans	Preferred equity	Total	% of Total
US West	35	$1,051,708	$—	$591	$1,052,299	36.4%
US Southwest	46	1,031,646	—	15,563	1,047,209	36.2%
US Northeast	9	326,750	15,105	—	341,855	11.8%
US Southeast	12	321,840	—	—	321,840	11.1%
US Midwest	4	130,460	—	—	130,460	4.5%
Total	106	$2,862,404	$15,105	$16,154	$2,893,663	100.0%
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of June 30, 2026.

The following table provides asset level detail for our senior and mezzanine loans and preferred equity as of June 30, 2026 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Multifamily
Loan 1	Senior	12/12/2025	Los Angeles, CA	$70,200	$70,800	Floating	2.4%	6.3%	1/9/2031	76%	3
Loan 2	Senior	5/17/2022	Las Vegas, NV	56,643	54,865	Floating	2.0%	5.7%	6/9/2027	74%	4
Loan 3	Senior	12/10/2025	St. Louis, MO	52,595	53,000	Floating	2.5%	6.6%	1/9/2031	68%	3
Loan 4	Senior	5/26/2021	Las Vegas, NV	48,225	47,380	Floating	3.0%	6.6%	6/9/2028	80%	3
Loan 5	Senior	5/29/2026	Cypress, TX	47,067	47,579	Floating	2.3%	6.4%	6/9/2031	75%	3
Loan 6	Senior	3/17/2026	San Diego, CA	46,581	47,000	Floating	2.4%	6.5%	4/9/2031	65%	3
Loan 7	Senior	3/16/2026	Sunnyvale, CA	45,630	46,094	Floating	2.4%	6.3%	4/9/2031	68%	3
Loan 8	Senior	1/8/2026	San Bernadino, CA	41,928	42,300	Floating	2.7%	6.7%	2/9/2031	71%	3
Loan 9	Senior	7/15/2021	Jersey City, NJ	41,886	41,779	Floating	3.1%	6.8%	8/9/2026	66%	3
Loan 10	Senior	11/6/2025	Mesa, AZ	41,468	41,839	Floating	2.6%	6.6%	11/9/2030	68%	3
Subtotal top 10 multifamily				$492,223	$492,636	17% of total loans

Loan 11	Senior	3/31/2022	Louisville, KY	$41,206	$41,095	Floating	2.8%	6.5%	4/9/2027	72%	3
Loan 12	Senior	12/30/2025	Madison, AL	41,142	41,500	Floating	2.5%	6.5%	1/9/2031	75%	3
Loan 13	Senior	7/15/2021	Dallas, TX	40,338	40,338	Floating	3.2%	6.9%	8/9/2026	77%	3
Loan 14	Senior	3/31/2022	Long Beach, CA	40,139	40,114	Floating	3.4%	7.3%	4/9/2027	74%	3
Loan 15	Senior	1/8/2026	Tucson, AZ	39,634	40,047	Floating	2.6%	6.5%	1/9/2031	74%	3
Loan 16	Senior	7/12/2022	Irving, TX	38,466	38,379	Floating	3.6%	7.3%	8/9/2027	73%	3
Loan 17	Senior	12/21/2020	Austin, TX	37,000	37,000	Floating	3.1%	6.8%	1/9/2029	54%	3
Loan 18	Senior	1/12/2022	Los Angeles, CA	36,550	36,550	Floating	3.4%	7.0%	2/9/2027	65%	3
Loan 19	Senior	5/15/2026	Las Vegas, NV	34,909	35,250	Floating	2.4%	6.5%	6/9/2031	61%	3
Loan 20	Senior	5/21/2026	Tucson, AZ	33,782	34,177	Floating	2.5%	6.6%	6/9/2031	70%	3
Subtotal top 20 multifamily				$875,389	$877,086	30% of total loans

Loan 21	Senior	7/29/2021	Phoenix, AZ	$33,325	$33,325	Floating	3.4%	7.0%	8/9/2026	75%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Loan 22	Senior	2/20/2025	Las Vegas, NV	32,889	33,000	Floating	3.4%	7.5%	3/9/2030	59%	3
Loan 23	Senior	12/23/2025	Jackson, TN	32,717	33,000	Floating	3.0%	7.0%	1/9/2031	62%	3
Loan 24	Senior	10/14/2025	New Braunfels, TX	32,118	32,340	Floating	2.6%	6.7%	11/9/2030	68%	3
Loan 25	Senior	4/29/2021	Las Vegas, NV	31,678	31,678	Floating	3.2%	6.9%	5/9/2027	76%	3
Loan 26	Senior	2/17/2022	Long Beach, CA	31,392	31,372	Floating	3.4%	7.3%	3/9/2027	67%	3
Loan 27	Senior	4/15/2022	Mesa, AZ	30,160	30,160	Floating	3.4%	7.0%	5/9/2027	75%	3
Loan 28	Senior	2/13/2025	Las Vegas, NV	29,676	29,773	Floating	2.7%	6.8%	3/9/2030	70%	3
Loan 29	Senior	9/18/2025	Nashville, TN	29,383	29,616	Floating	2.6%	6.6%	10/9/2030	68%	3
Loan 30	Senior	8/31/2021	Glendale, AZ	28,889	28,802	Floating	3.3%	6.9%	3/9/2027	75%	3
Loan 31	Senior	4/23/2026	Raleigh, NC	28,731	29,043	Floating	2.8%	6.8%	5/9/2031	72%	3
Loan 32	Senior	5/7/2026	Austin, TX	28,096	28,416	Floating	2.6%	6.5%	5/9/2031	74%	3
Loan 33	Senior	9/26/2025	Nashville, TN	27,816	28,000	Floating	2.7%	6.8%	10/9/2030	65%	3
Loan 34	Senior	1/22/2026	Costa Mesa, CA	27,771	28,000	Floating	2.4%	6.5%	2/9/2031	63%	3
Loan 35	Senior	5/27/2021	Houston, TX	27,600	27,600	Floating	3.1%	6.8%	7/9/2026	67%	3
Loan 36	Senior	4/28/2026	Birmingham, AL	27,597	27,928	Floating	2.8%	6.9%	5/9/2031	67%	3
Loan 37	Senior	12/21/2021	Phoenix, AZ	25,596	25,596	Floating	3.6%	7.3%	1/9/2027	75%	3
Loan 38	Senior	7/12/2022	Irving, TX	25,491	25,433	Floating	3.6%	7.3%	8/9/2027	72%	3
Loan 39	Senior	2/25/2025	Denver, CO	25,416	25,416	Floating	3.3%	7.4%	3/9/2028	68%	3
Loan 40	Senior	3/8/2022	Glendale, AZ	25,046	25,046	Floating	3.5%	7.1%	3/9/2027	73%	3
Loan 41	Senior	11/4/2025	Santa Rosa, CA	24,790	25,028	Floating	2.8%	6.8%	12/9/2030	74%	3
Loan 42	Senior	3/31/2022	Phoenix, AZ	24,001	24,001	Floating	3.7%	7.3%	4/9/2027	75%	3
Loan 43	Senior	11/4/2021	Austin, TX	23,590	23,529	Floating	3.4%	7.0%	11/9/2026	71%	4
Loan 44	Senior	12/10/2024	Seattle, WA	23,282	23,346	Floating	2.8%	6.9%	1/9/2030	65%	3
Loan 45	Senior	6/22/2021	Phoenix, AZ	22,292	22,292	Floating	3.3%	6.9%	7/9/2026	75%	3
Loan 46	Senior	8/14/2025	Dallas, TX	22,158	22,309	Floating	3.0%	7.1%	9/9/2030	59%	3
Loan 47	Senior	5/8/2026	Dallas, TX	21,814	22,050	Floating	2.4%	6.4%	5/9/2031	69%	3
Loan 48	Senior	7/1/2021	Aurora, CO	21,342	21,305	Floating	3.2%	6.9%	7/9/2028	73%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Loan 49	Senior	12/19/2025	Shakopee, MN	21,334	21,500	Floating	2.5%	6.6%	1/9/2031	65%	3
Loan 50	Senior	1/12/2022	Austin, TX	20,276	20,276	Floating	3.4%	7.0%	2/9/2027	75%	3
Loan 51	Senior	12/21/2021	Gresham, OR	20,235	20,235	Floating	2.8%	6.4%	7/9/2028	74%	3
Loan 52	Senior	8/6/2021	La Mesa, CA	19,787	19,787	Floating	2.8%	6.4%	8/9/2028	70%	3
Loan 53	Senior	10/18/2024	Garland, TX	19,782	19,920	Floating	3.7%	7.6%	11/9/2029	70%	3
Loan 54	Senior	9/1/2021	Bellevue, WA	19,308	19,308	Floating	3.4%	7.1%	9/9/2026	64%	3
Loan 55	Senior	7/14/2021	Salt Lake City, UT	18,830	18,783	Floating	2.8%	6.4%	8/9/2028	73%	3
Loan 56	Senior	11/20/2025	Whittier, CA	17,684	17,815	Floating	2.5%	6.6%	12/9/2030	59%	3
Loan 57	Senior	10/23/2025	Huntsville, AL	17,571	17,700	Floating	2.8%	6.9%	11/9/2030	55%	3
Loan 58	Senior	5/5/2022	Charlotte, NC	17,250	17,250	Floating	3.5%	7.2%	5/9/2028	61%	3
Loan 59	Senior	9/16/2025	Glendale, AZ	16,981	17,118	Floating	2.6%	6.6%	10/9/2030	73%	3
Loan 60	Senior	6/25/2026	Phoenix, AZ	15,759	15,932	Floating	2.9%	7.0%	7/9/2031	73%	3
Loan 61	Senior	1/10/2025	Lebanon, TN	15,750	15,750	Floating	3.6%	7.3%	2/9/2030	71%	3
Loan 62	Senior	5/27/2026	San Francisco, CA	15,664	15,900	Floating	2.6%	6.7%	6/9/2031	64%	3
Loan 63	Senior	9/18/2025	Mobile, AL	15,592	15,716	Floating	2.8%	6.8%	10/9/2030	73%	3
Loan 64	Senior	5/5/2025	Dallas, TX	13,682	13,750	Floating	2.9%	7.0%	5/9/2030	65%	3
Loan 65	Senior	8/19/2025	Phoenix, AZ	13,666	13,771	Floating	2.7%	6.7%	9/9/2030	75%	3
Loan 66	Senior	7/3/2025	Northridge, CA	13,179	13,250	Floating	3.3%	7.4%	7/3/2030	74%	3
Loan 67	Senior	11/22/2024	Garland, TX	12,728	12,809	Floating	3.5%	7.4%	12/9/2029	63%	3
Loan 68	Senior	11/20/2025	Hoboken, NJ	12,408	12,500	Floating	2.4%	6.5%	12/9/2030	61%	3
Loan 69	Senior	3/8/2022	Glendale, AZ	11,664	11,664	Floating	3.5%	7.1%	3/9/2027	73%	3
Loan 70	Senior	12/19/2025	Mesa, AZ	11,494	11,605	Floating	2.8%	6.8%	1/9/2031	70%	3
Loan 71(6)	Preferred	5/9/2025	Phoenix, AZ	2,267	2,267	Fixed	n/a(6)	15.0%	4/9/2027	n/a	3
Loan 72(6)	Preferred	5/9/2025	Mesa, AZ	2,247	2,247	Fixed	n/a(6)	15.0%	5/9/2027	n/a	3
Loan 73(6)	Preferred	5/9/2025	Glendale, AZ	2,150	2,150	Fixed	n/a(6)	14.0%	3/9/2027	n/a	3
Loan 74(6)	Preferred	5/9/2025	Phoenix, AZ	1,849	1,849	Fixed	n/a(6)	14.0%	1/9/2027	n/a	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Loan 75(6)	Preferred	5/9/2025	Phoenix, AZ	1,771	1,771	Fixed	n/a(6)	15.0%	8/9/2026	n/a	3
Loan 76(6)	Preferred	5/9/2025	Phoenix, AZ	1,580	1,580	Fixed	n/a(6)	15.0%	7/9/2026	n/a	3
Loan 77(7)	Preferred	12/23/2025	Austin, TX	907	907	Fixed	n/a(7)	15.0%	11/9/2026	n/a	4
Loan 78(7)	Preferred	2/18/2026	Austin, TX	633	633	Fixed	n/a(7)	15.0%	2/9/2027	n/a	3
Total/Weighted average multifamily loans				$2,014,073	$2,020,233	70% of total loans	2.9%	6.8%	2.9 years		3.0

Office
Loan 79	Senior	1/19/2021	Phoenix, AZ	$77,400	$76,997	Floating	3.7%	7.3%	8/9/2026	70%	3
Loan 80	Senior	8/28/2018	San Jose, CA	73,571	73,571	Floating	4.9%	8.5%	2/28/2027	69%	3
Loan 81	Senior	2/13/2019	Baltimore, MD	58,606	58,606	Floating	3.6%	7.3%	2/9/2027	74%	3
Loan 82	Senior	11/17/2021	Dallas, TX	41,533	41,533	Floating	4.0%	7.6%	12/9/2026	61%	4
Loan 83	Senior	5/23/2022	Plano, TX	38,633	38,524	Floating	4.3%	7.9%	6/9/2027	64%	3
Loan 84	Senior	4/27/2022	Plano, TX	38,542	38,438	Floating	4.1%	7.8%	5/9/2027	70%	3
Loan 85	Senior	4/7/2022	San Jose, CA	32,413	32,406	Floating	4.2%	8.1%	4/9/2027	70%	3
Loan 86	Senior	10/21/2021	Blue Bell, PA	30,123	30,123	Floating	3.8%	7.4%	4/9/2027	67%	3
Loan 87	Senior	3/31/2022	Blue Bell, PA	29,406	29,406	Floating	4.2%	7.8%	4/9/2027	59%	3
Loan 88	Senior	2/26/2019	Charlotte, NC	27,084	27,084	Floating	4.3%	7.9%	7/9/2026	56%	3
Subtotal top 10 office loans				$447,311	$446,688	15% of total loans

Loan 89	Senior	12/7/2018	Carlsbad, CA	26,698	26,320	Floating	3.9%	7.5%	12/9/2026	74%	3
Loan 90	Senior	7/30/2021	Denver, CO	23,828	23,828	Floating	5.0%	8.7%	8/9/2026	72%	3
Loan 91	Senior	8/27/2019	San Francisco, CA	22,716	22,716	Floating	2.9%	6.6%	9/9/2026	74%	3
Loan 92	Senior	10/13/2021	Burbank, CA	18,216	18,216	Floating	4.0%	7.7%	11/9/2026	65%	3
Loan 93(8)	Mezzanine	2/13/2023	Baltimore, MD	15,105	15,105	n/a(8)	n/a(8)	n/a(8)	2/9/2027	84% - 85%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q2 Risk ranking(5)

Loan 94	Senior	11/10/2021	Richardson, TX	13,362	13,320	Floating	4.1%	7.8%	12/9/2026	71%	3
Loan 95	Senior	10/29/2020	Denver, CO	11,073	11,073	Floating	3.7%	7.4%	11/9/2026	64%	4
Loan 96(9)	Preferred	12/12/2025	Dallas, TX	2,159	2,159	Fixed	n/a(9)	15.0%	12/9/2026	n/a	4
Loan 97(10)	Preferred	9/9/2025	San Francisco, CA	591	591	Fixed	n/a(10)	20.0%	9/9/2026	n/a	3
Total/Weighted average office loans				$581,059	$580,016	20% of total loans	3.9%	7.6%	0.5 years		3.1

Other (Mixed-use)
Loan 98	Senior	10/24/2019	Brooklyn, NY	$79,308	$79,308	Floating	4.2%	7.8%	11/9/2026	66%	3
Loan 99	Senior	1/13/2022	New York, NY	46,090	46,090	Floating	3.5%	7.2%	2/9/2027	67%	3
Loan 100	Senior	5/3/2022	Brooklyn, NY	28,923	28,923	Floating	4.4%	8.0%	11/9/2028	68%	3
Loan 101	Senior	4/3/2024	South Pasadena, CA	27,337	27,337	Fixed	20.0%	20.0%	9/9/2026	84%	3
Loan 102	Senior	10/8/2025	Venice, CA	25,071	25,253	Floating	4.8%	8.9%	10/9/2030	67%	3
Loan 103	Senior	8/31/2021	Los Angeles, CA	15,888	15,888	Floating	4.6%	8.3%	9/9/2026	66%	3
Total/Weighted average other (mixed-use) loans				$222,617	$222,799		6.1%	9.3%	1.1 years		3.0

Industrial
Loan 104	Senior	3/25/2026	Oklahoma City, OK	$32,073	$32,398	Floating	2.8%	6.9%	4/9/2031	56%	3
Loan 105	Senior	5/4/2026	Wilmer, TX	$19,383	$19,625	Floating	2.7%	6.6%	5/9/2031	44%	3
Total/Weighted average industrial loans				$51,456	$52,023		2.7%	6.8%	4.8 years		3.0

Hotel
Loan 106	Senior	3/12/2026	Chicago, IL	$24,458	$24,700	Floating	3.2%	7.3%	4/9/2031	50%	3
Total/Weighted average hotel loans				$24,458	$24,700		3.2%	7.3%	4.8 years		3.0

Total/Weighted average senior and mezzanine loans and preferred equity - Our Portfolio				$2,893,663	$2,899,771		3.3%	7.2%	2.3 years		3.0
_________________________________________
(1)Represents carrying values at our share as of June 30, 2026 and excludes general CECL reserves.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include Secured Overnight Financing Rate (“SOFR”), which was 3.65% as of June 30, 2026.

(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment-in-kind interest income and the accrual of origination and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of June 30, 2026 for weighted average calculations.
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
(5)On a quarterly basis, our senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of June 30, 2026.
(6)Loans 71-76 have payment-in-kind provisions and accrue interest at 14%.
(7)Loans 77-78 have payment-in-kind provisions and accrue interest at 15%.
(8)Loan 93 was placed on nonaccrual status in April 2024; as such, no income is being recognized.
(9)Loan 96 has a payment-in-kind provision and accrues interest at 15%.
(10)Loan 97 has a payment-in-kind provision and accrues interest at 20%.
At June 30, 2026, our general CECL reserve for our outstanding loans and future loan funding commitments is $99.7 million, which is 3.27% of the aggregate commitment amount of our loan portfolio. This represents an increase of $12.5 million from $87.2 million or 3.06% of the aggregate commitment amount of our loan portfolio at March 31, 2026. The increase in our general CECL reserves was primarily driven by macroeconomic forecasts and specific inputs on certain multifamily and office loans utilized in our general CECL model.
Net Leased and Other Real Estate
We have six direct investments in CRE with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. Additionally, we have one other real estate investment through a joint venture with one partner. We also own four properties included in other real estate that were acquired through deeds-in-lieu of foreclosure and foreclosure and consolidated two properties after being deemed the primary beneficiary of the variable interest entity holding it.
During the six months ended June 30, 2026, purchase and sale agreements were executed for one industrial portfolio and one multifamily property for a gross sale price of $300.0 million and $26.0 million, respectively. Both the industrial portfolio and multifamily property were classified as held for sale as of June 30, 2026. As part of the sale of the industrial portfolio, the purchaser will assume the $200.0 million mortgage note payable. As of June 30, 2026, the carrying value for the industrial portfolio is $223.1 million and the multifamily property is $25.3 million. We expect both sales to close in the third quarter of 2026.
As of June 30, 2026, $698.8 million or 19.4% of our assets were invested in net leased and other real estate properties. The following table presents our net leased and other real estate investments as of June 30, 2026 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the three months ended June 30, 2026(3)
Net leased real estate	6	$305,193	$7,694
Other real estate	7	393,585	4,107
Total/Weighted average net leased and other real estate	13	$698,778	$11,801
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of June 30, 2026; includes real estate tangible assets, deferred leasing costs and other intangible assets.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.

The following table provides asset-level detail of our net leased and other real estate as of June 30, 2026:

	Collateral type	City, State	Number of properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)	Undepreciated net book value(4)	SL Rent Receivable (5)	Principal amount of debt(6)	Final debt maturity date
Net leased real estate
Net lease 1(7)	Industrial	Various - U.S.	2	2,787,343 RSF	100%	12.1	$92,156	$14,201	$200,000	Sep-33
Net lease 2(8)	Office	Aurora, CO	1	183,529 RSF	100%	1.4	27,034	257	27,585	Aug-26
Net lease 3	Office	Indianapolis, IN	1	338,000 RSF	100%	4.5	18,987	595	20,398	Oct-27
Net lease 4(9)(10)(11)	Retail	Various - U.S.	6	269,600 RSF	100%	3.2	—	51	26,693	Nov-26 & Mar-28
Net lease 5(9)	Retail	Keene, NH	1	45,471 RSF	100%	2.6	—	30	6,354	Nov-26
Net lease 6	Retail	South Portland, ME	1	52,900 RSF	100%	5.6	4,730	101	—	—
Net lease 7(9)(11)	n/a	n/a	—	n/a	n/a	n/a	—	—	2,945	Nov-26
Total/Weighted average net leased real estate			12	3,676,843 RSF	100%	9.6	$142,907	$15,235	$283,975

Other real estate
Other real estate 1(12)	Hotel	San Jose, CA	1	541 Keys	71%	n/a	$143,916	$—	$—	—
Other real estate 2(9)(13)	Office	Creve Coeur, MO	7	847,604 RSF	80%	3.4	—	2,848	91,169	Dec-28
Other real estate 3(12)	Multifamily	Dallas, TX	1	624 Units	58%	n/a	44,791	—	—	—
Other real estate 4(12)	Multifamily/Pre-dev(14)	Santa Clara, CA	1	n/a	n/a	n/a	6,169	—	33,591	Jul-28
Other real estate 5	Multifamily	Arlington, TX	1	436 Units	74%	n/a	39,383	—	—	—
Other real estate 6(12)	Multifamily	Fort Worth, TX	1	354 Units	90%	n/a	37,022	—	—	—
Other real estate 7(7)(9)	Multifamily	Mesa, AZ	1	285 Units	93%	n/a	25,285	—	—	—
Total/Weighted average other real estate			13	n/a	75%	3.4	$296,566	$2,848	$124,760

Total net leased and other real estate			25
_________________________________________
(1)Rentable square feet based on carrying value at our share as of June 30, 2026.
(2)Represents the percent leased as of June 30, 2026. Weighted average calculation based on carrying value at our share as of June 30, 2026.
(3)Based on in-place leases (defined as occupied and paying leases) as of June 30, 2026, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of June 30, 2026.
(4)Represents undepreciated book value at our share net of associated principal amounts of debt at our share as of June 30, 2026. Undepreciated book value per share is a non-GAAP financial measure. Refer to “Undepreciated Book Value Per Share” in “Non-GAAP Supplemental Measures” for further information.
(5)Represents straight line rent receivable as of June 30, 2026. This is included in “Receivables, net” on our consolidated balance sheet.
(6)Represents principal amount of debt at our share as of June 30, 2026.
(7)Net lease 1 and Other real estate 7 are classified as held for sale as of June 30, 2026. We expect both sales to close during the third quarter of 2026.
(8)The mortgage payable collateralized by Net lease 2 matures in August 2026. We are currently negotiating an extension with our lender.
(9)Represents a property where we previously recorded impairment. For Net lease 4, three individual properties were impaired.
(10)Net lease 4 consists of two separate mortgage notes.
(11)During the second quarter of 2026, we received notice that we were in default on the mortgage notes payable cross-collateralized by four properties included in Net Lease 4 and Net Lease 7. As a result, we impaired one property collateralizing Net Lease 4 and deconsolidated the property collateralizing Net Lease 7.
(12)Property was acquired through foreclosure or deed-in-lieu of foreclosure.
(13)The current maturity date is December 2027, with a one-year extension available, subject to satisfaction of certain customary conditions set forth in the governing documents.
(14)Represents a multifamily construction/development project.

Results of Operations
The following table summarizes our portfolio results of operations for the three months ended June 30, 2026 and March 31, 2026, (dollars in thousands):

	Three Months Ended June 30,	Three Months Ended March 31,	Q2 ‘26 vs Q1 ‘26	Increase (Decrease)
	2026	2026	Change	%
Net interest income
Interest income	$52,077	$49,515	$2,562	5.2%
Interest expense	(34,848)	(33,394)	(1,454)	4.4%
Net interest income	17,229	16,121	1,108	6.9%

Property and other income
Property operating income	30,432	32,654	(2,222)	(6.8)%
Other income	1,039	2,971	(1,932)	(65.0)%
Total property and other income	31,471	35,625	(4,154)	(11.7)%

Expenses
Property operating expense	18,511	20,078	(1,567)	(7.8)%
Transaction, investment and servicing expense	1,507	832	675	81.1%
Interest expense on real estate	5,121	5,091	30	0.6%
Depreciation and amortization	8,187	8,627	(440)	(5.1)%
Increase of current expected credit loss reserve	13,502	1,746	11,756	673.3%
Impairment of operating real estate	9,270	—	9,270	100.0%
Compensation and benefits	8,989	9,056	(67)	(0.7)%
Operating expense	3,158	3,095	63	2.0%
Total expenses	68,245	48,525	19,720	40.6%

Other income
Other loss, net	(27)	(4)	(23)	575.0%
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	(19,572)	3,217	(22,789)	(708.4)%
Equity in earnings (loss) of unconsolidated ventures	(602)	—	(602)	(100.0)%
Income tax expense	(10)	(94)	84	(89.4)%
Net income (loss)	$(20,184)	$3,123	$(23,307)	(746.3)%
Comparison of Three Months Ended June 30, 2026 and Three Months Ended March 31, 2026
Net Interest Income
Interest income
Interest income increased by $2.6 million to $52.1 million for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026. The increase was primarily due to $4.7 million related to loan originations offset by $2.2 million related to loan repayments.
Interest expense
Interest expense increased by $1.5 million to $34.8 million for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026. The increase was primarily due to $2.0 million related to the financing of newly originated loans and $1.0 million related to the net impact of the BRSP 2026-FL3 issuance and the unwinding of the BRSP 2021-FL1 securitization trust. This was partially offset by $1.2 million from paydowns on our Master Repurchase Facilities.

Property and other income
Property operating income
Property operating income decreased by $2.2 million to $30.4 million for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026. The decrease was primarily driven by $1.6 million in lower revenue from a hotel property and $0.3 million in lower reimbursement income from an office property.
Other income
Other income decreased by $1.9 million to $1.0 million during the three months ended June 30, 2026, as compared to the three months ended March 31, 2026. The decrease was primarily due to $2.2 million of interest income on a one-time tax refund that was recognized in the first quarter of 2026.
Expenses
Property operating expense
Property operating expense decreased by $1.6 million to $18.5 million for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026. The decrease was primarily driven by $0.5 million in lower expenses from a hotel property, $0.5 million lower tax expense from an office property and $0.3 million from an office property sold in 2025.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $0.7 million to $1.5 million for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026. The increase was primarily due to higher franchise tax expense of $0.4 million and higher deal-level expenses of $0.3 million during the three months ended June 30, 2026.
Interest expense on real estate
Interest expense on real estate increased by a de minimis amount to $5.1 million for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.4 million to $8.2 million for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026. The decrease was primarily driven by fully amortizing intangible assets.
Increase of current expected credit loss reserve
During the three months ended June 30, 2026, we recorded an increase in CECL reserves of $13.5 million. The increase in our CECL reserves was primarily due to a net increase in general reserves of $12.5 million driven by macroeconomic forecasts and specific inputs on certain multifamily and office loans utilized in our general CECL model. We also recorded $1.0 million of specific reserves related to three multifamily loans that were resolved in the second quarter of 2026, all of which were charged off during the three months ended June 30, 2026.
During the three months ended March 31, 2026, we recorded an increase in CECL reserves of $1.7 million. The increase in our CECL reserves was driven by a net increase in specific reserves of $2.6 million partially offset by a net decrease in general CECL reserves of $0.9 million. The increase in specific reserves was primarily related to $2.8 million from one multifamily loan that was resolved in April 2026. The reserves for the multifamily loan were charged off during the three months ended three months ended March 31, 2026.
Impairment of operating real estate
During the three months ended June 30, 2026, we recorded impairment of $5.5 million related to two retail properties, one of which was deconsolidated following the loss of control over the property. We also recorded $3.8 million related to a multifamily property classified as real estate held for sale.
During the three months ended March 31, 2026, we did not record any impairment.
Compensation and benefits
Compensation and benefits decreased by $0.1 million to $9.0 million for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026. The decrease was driven by lower 401(k) and payroll tax expense of $0.6 million offset by higher stock compensation expense of $0.5 million due to the full quarter impact of our first quarter share grants.

Operating expense
Operating expense increased by a de minimis amount to $3.2 million for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026.
Other income
Other gain (loss), net
We recorded a de minimis other loss, net during the three months ended June 30, 2026 and three months ended March 31, 2026.
Equity in earnings (loss) of unconsolidated ventures
We recorded equity in earnings (loss) of $0.6 million during the three months ended June 30, 2026 related to the fair value loss on one investment held in an unconsolidated venture. There was no equity in earnings (loss) recognized during the three months ended March 31, 2026.
Income tax expense
Income tax expense decreased by $0.1 million to a de minimis amount for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026. The decrease was related to lower taxable income during the period.

The following table summarizes our portfolio results of operations for the six months ended June 30, 2026 and June 30, 2025 (dollars in thousands):

	Six Months Ended June 30,	Six Months Ended June 30,	YTD 2026 vs YTD 2025	Increase (Decrease)
	2026	2025	Amount	%
Net interest income
Interest income	$101,592	$96,749	$4,843	5.0%
Interest expense	(68,241)	(64,146)	(4,095)	6.4%
Net interest income	33,351	32,603	748	2.3%

Property and other income
Property operating income	63,086	62,526	560	0.9%
Other income	4,010	4,211	(201)	(4.8)%
Total property and other income	67,096	66,737	359	0.5%

Expenses
Property operating expense	38,589	26,616	11,973	45.0%
Transaction, investment and servicing expense	2,339	1,192	1,147	96.2%
Interest expense on real estate	10,213	13,330	(3,117)	(23.4)%
Depreciation and amortization	16,814	21,159	(4,345)	(20.5)%
Increase of CECL reserve	15,247	346	14,901	4306.6%
Impairment of operating real estate	9,270	51,127	(41,857)	(81.9)%
Compensation and benefits	18,045	18,623	(578)	(3.1)%
Operating expense	6,253	6,191	62	1.0%
Total expenses	116,770	138,584	(21,814)	(15.7)%

Other income
Other loss, net	(31)	(3,603)	3,572	(99.1)%
Loss before equity in earnings of unconsolidated ventures and income taxes	(16,354)	(42,847)	26,493	(61.8)%
Equity in earnings (loss) of unconsolidated ventures	(602)	—	(602)	(100.0)%
Income tax benefit (expense)	(104)	21,382	(21,486)	(100.5)%
Net loss	$(17,060)	$(21,465)	$4,405	(20.5)%

Comparison of Six Months Ended June 30, 2026 and Six Months Ended June 30, 2025
Net Interest Income
Interest income
Interest income increased by $4.8 million to $101.6 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to $29.1 million in loan originations. This was partially offset by $15.5 million related to loan repayments, $5.0 million from loans now classified as real estate and $4.9 million due to lower interest rates.
Interest expense
Interest expense increased by $4.1 million to $68.2 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to $7.4 million related to the net impact of the BRSP 2026-FL3 issuance and the unwinding of the BRSP 2021-FL1 securitization trust following the redemption of all outstanding securities thereunder, $5.8 million related to financing on new originations and $0.7 million relating to draws on the Bank Credit Facility. This was partially offset by $6.6 million related to lower repayments and $2.6 million related to lower interest rates.

Property and other income
Property operating income
Property operating income increased by $0.6 million to $63.1 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to $20.9 million from properties acquired during 2025 and 2026 and $0.6 million of higher rental income from an office and a multifamily property, partially offset by $16.6 million from three subsidiaries deconsolidated during 2025 and 2026 and $4.3 million from properties sold during 2025 and 2026.
Other income
Other income decreased by $0.2 million to $4.0 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily due to lower money market interest of $3.2 million partially offset by $2.4 million of interest income on a one-time tax refund that was recognized in the first quarter of 2026 and higher miscellaneous refunds of $0.6 million related to resolved investments.
Expenses
Property operating expense
Property operating expense increased by $12.0 million to $38.6 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to $19.7 million from properties acquired during 2025 and 2026, partially offset by $4.3 million from three subsidiaries deconsolidated during 2025 and 2026 and $2.7 million from properties sold during 2025 and 2026.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $1.1 million to $2.3 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to higher deal-level expenses incurred during the six months ended June 30, 2026.
Interest expense on real estate
Interest expense on real estate decreased by $3.1 million to $10.2 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This decrease was primarily due to $4.0 million from three subsidiaries deconsolidated during 2025 and 2026, partially offset by $0.9 million from one property acquired in 2025.
Depreciation and amortization
Depreciation and amortization expense decreased by $4.3 million to $16.8 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily due to $5.0 million from three subsidiaries deconsolidated during 2025 and 2026, $2.9 million from fully amortized in-place leases at two multifamily properties, $1.2 million from properties sold during 2025 and first quarter of 2026 and $0.5 million from fully depreciated improvements at three operating real estate properties, partially offset by $5.6 million from properties acquired during 2025 and the first quarter of 2026.
Increase of current expected credit loss reserve
During the six months ended June 30, 2026, we recorded an increase in CECL reserves of $15.2 million. The increase in our CECL reserves was driven by a net increase in general reserves of $11.6 million and a net increase in specific CECL reserves of $3.6 million. The increase in general reserves was driven by macroeconomic forecasts and specific inputs on certain multifamily and office loans utilized in our general CECL model. The increase in specific reserves was primarily related to three multifamily loans that were resolved in the second quarter of 2026, all of which were charged off during the six months ended June 30, 2026.
During the six months ended June 30, 2025, we recorded an increase in CECL reserves of $0.3 million. The increase in our CECL reserves was driven by a net increase in specific CECL reserves of $28.7 million offset by a net decrease in general reserves of $28.4 million. The increase in specific CECL reserves was attributable to two multifamily loans and one hotel loan, all of which were charged off during the six months ended June 30, 2025.
Impairment of operating real estate
During the six months ended June 30, 2026, we recorded impairment of $5.5 million to two retail properties, one of which was deconsolidated following the loss of control over the property. We also recorded $3.8 million related to a multifamily property classified as real estate held for sale.

During the six months ended June 30, 2025, we recorded $51.1 million of impairment related to our Norwegian net lease office campus and our Pennsylvania office property. We deconsolidated the assets and liabilities of the Norwegian net lease office campus during the six months ended June 30, 2025 and deconsolidated the assets and liabilities of our Pennsylvania office during the third quarter of 2025.
Compensation and benefits
Compensation and benefits decreased by $0.6 million to $18.0 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to lower stock compensation expense.
Operating expense
Operating expense increased by a de minimis amount to $6.3 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.
Other income (loss)
Other loss, net
Other loss, net decreased by $3.6 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease is related to the reclassification of $22.0 million of foreign currency translation loss offset by $18.6 million of designated hedge gains from accumulated other comprehensive income following the resolution of our Norwegian net lease office campus in the second quarter of 2025.
Equity in earnings (loss) of unconsolidated ventures
We recorded equity in earnings (loss) of $0.6 million during the six months ended June 30, 2026 related to the fair value loss on one investment held in an unconsolidated venture. There was no equity in earnings (loss) recognized during the six months ended June 30, 2025.
Income tax benefit (expense)
We recorded income tax expense of $0.1 million during the six months ended June 30, 2026 and we recorded an income tax benefit of $21.4 million during the six months ended June 30, 2025. The tax benefit was primarily due to a $21.8 million deferred tax liability write-off when an investment subsidiary reached a maturity default on its bond financing collateralized by our Norwegian net lease office campus. Following the maturity default, the lenders exercised remedies and took control by equity pledge of the underlying investment subsidiary.
Non-GAAP Supplemental Financial Measures
Distributable Earnings
We present Distributable Earnings, which is a non-GAAP supplemental financial measure of our performance. We believe that Distributable Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP, and this metric is a useful indicator for investors in evaluating and comparing our operating performance to our peers and our ability to pay dividends. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2018. As a REIT, we are required to distribute substantially all of our taxable income, and we believe that dividends are one of the principal reasons investors invest in credit or commercial mortgage REITs such as our company. Over time, Distributable Earnings has been a useful indicator of our dividends per share and we consider that measure in determining the dividend, if any, to be paid. This supplemental financial measure also helps us to evaluate our performance, excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current portfolio and operations.
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
The following tables present a reconciliation of net income attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders (dollars and share amounts in thousands, except per share data) for the three months ended June 30, 2026 and March 31, 2026 and the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended June 30, 2026	Three Months Ended March 31, 2026
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(18,334)	$4,845
Net income (loss) per common share - basic	$(0.15)	$0.03
Net income (loss) per common share - diluted	$(0.15)	$0.03
Adjustments:
Non-cash equity compensation expense	3,443	2,918
Depreciation and amortization	8,340	8,763
Net unrealized loss (gain):
Impairment of operating real estate, net and unconsolidated ventures	9,872	—
General CECL reserves	12,515	(889)
Loss on sales of real estate, preferred equity and investments in unconsolidated joint ventures	25	4
Adjustments related to noncontrolling interests	(67)	(73)
Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$15,794	$15,568
Distributable Earnings per share(1)	$0.12	$0.12

Adjustments:
Specific CECL reserves	$987	$2,634
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$16,781	$18,202
Adjusted Distributable Earnings per share(1)	$0.13	$0.14
Weighted average number of shares of Class A common stock(1)	130,258	128,921
________________________________________
(1)We calculate Distributable Earnings per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares.

	Three Months Ended June 30, 2025	Three Months Ended March 31, 2025
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(23,118)	$5,342
Net income (loss) per common share - basic	$(0.19)	$0.04
Net income (loss) per common share - diluted	$(0.19)	$0.04
Adjustments:
Non-cash equity compensation expense	2,913	4,213
Depreciation and amortization	10,676	10,748
Net unrealized loss (gain):
Impairment of operating real estate, net of associated income tax benefit	28,820	—
Other unrealized loss on investments	3,361	2
General CECL reserves	(18,900)	(9,018)
Loss on sales of real estate, preferred equity and investments in unconsolidated joint ventures	—	239
Adjustments related to noncontrolling interests	(358)	(172)
Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$3,394	$11,354
Distributable Earnings per share(1)	$0.03	$0.09

Adjustments:
Specific CECL reserves	$19,482	$8,782
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$22,876	$20,136
Adjusted Distributable Earnings per share(1)	$0.18	$0.16
Weighted average number of shares of Class A common stock(1)	130,186	129,860
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

The following table calculates our GAAP book value per share and Undepreciated Book Value per share ($ in thousands, except per share data):

	June 30, 2026	December 31, 2025
Stockholders’ equity excluding noncontrolling interests in investment entities	$862,980	$938,432
Accumulated depreciation and amortization	191,236	180,937
Non-GAAP impairment of real estate	(26,736)	(33,617)
Undepreciated Book Value	$1,027,480	$1,085,752

GAAP book value per share	$6.81	$7.30
Accumulated depreciation and amortization per share	1.51	1.41
Non-GAAP impairment of real estate	(0.21)	(0.26)
Undepreciated Book Value per share(1)	$8.10	$8.44
Total outstanding shares - Class A common stock	126,790	128,627
________________________________________
(1)Per share data may differ due to rounding.

	June 30, 2026	December 31, 2025
Impairment attributable to BrightSpire Capital, Inc.	$9,270	$61,620
Adjustments:
Current year non-GAAP impairment of operating real estate	(6,881)	(100,961)
Non-GAAP impairment as of prior fiscal year-end	33,617	134,578
Impairment attributable to BrightSpire Capital, Inc.	(9,270)	(61,620)
Non-GAAP impairment of real estate	$26,736	$33,617
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

The following tables present a reconciliation of net income on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended March 31, 2026
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(18,334)	$4,845
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	9,567	(4,218)
Net loss attributable to noncontrolling interests in investment entities	(1,850)	(1,722)
Amortization of above-and below-market lease intangibles	3	(12)
Net interest expense	39	12
Interest expense on real estate	5,121	5,091
Other income	(153)	(38)
Transaction, investment and servicing expense	79	29
Depreciation and amortization	8,154	8,594
Impairment of operating real estate	9,270	—
Operating expense	1	3
Other (gain) loss on investments, net	27	(19)
NOI attributable to noncontrolling interest in investment entities	(123)	(122)
Total NOI attributable to BrightSpire Capital, Inc. common stockholders	$11,801	$12,443
________________________________________
(1)Net income attributable to non-net leased and other real estate portfolios includes net (income) loss on our senior and mezzanine loans and preferred equity and corporate and other business segments.

	Three Months Ended June 30, 2025	Three Months Ended March 31, 2025
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$(23,118)	$5,342
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	(5,917)	(6,287)
Net loss attributable to noncontrolling interests in investment entities	(2,054)	(1,634)
Amortization of above- and below-market lease intangibles	1	59
Net interest expense	53	39
Interest expense on real estate	6,765	7,940
Other income	(86)	(34)
Transaction, investment and servicing expense	14	38
Depreciation and amortization	10,575	10,519
Impairment of operating real estate	51,127	—
Operating expense	1	1
Other loss on investments, net	3,428	742
Income tax (benefit) expense	(21,770)	254
NOI attributable to noncontrolling interest in investment entities	(277)	(267)
Total NOI, at share	$18,742	$16,712
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $120.0 million secured revolving credit facility, up to approximately $2.4 billion in secured revolving repurchase facilities, $1.4 billion in non-recourse securitization financing, $379.9 million in commercial mortgages and $33.6 million in other asset-level financing structures, in each case, as of June 30, 2026.
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
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	June 30, 2026	December 31, 2025
Debt-to-equity ratio(1)(2)	3.1x	2.6x
_________________________________________
(1)Represents (i) total consolidated outstanding secured debt less cash and cash equivalents of $68.2 million and $66.8 million at June 30, 2026 and December 31, 2025, respectively to (ii) total equity, in each case, at period end.
(2)Excluding the impact of accumulated depreciation and amortization on real estate investments and including the impact of non-GAAP impairment of real estate, the debt-to-equity ratio was 2.7x and 2.3x at June 30, 2026 and December 31, 2025, respectively.
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
The maximum amount available for borrowing at any time under the Amended Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of June 30, 2026, the borrowing base valuation is sufficient to permit borrowings of up to the entire $120.0 million commitment. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Amended Credit Agreement terminates and any outstanding revolving loans will mature on December 8, 2028.
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
As of June 30, 2026, the Company was in compliance with all of its financial covenants under the Amended Credit Agreement.
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

The following table presents a summary of our Master Repurchase Facilities and Bank Credit Facility as of June 30, 2026 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$600,000	$309,227	2.3	SOFR + 2.26%
Bank 2	600,000	—	3.8	n/a
Bank 3	500,000	230,839	3.9	SOFR + 1.74%
Bank 4	400,000	175,143	3.3	SOFR + 1.49%
Bank 5	250,000	141,016	4.7	SOFR + 2.00%
Total Master Repurchase Facilities	2,350,000	856,225

Bank Credit Facility	120,000	70,000	2.4	SOFR + 2.25%

Total Facilities	$2,470,000	$926,225
_________________________________________
(1)All facilities utilize Term SOFR at June 30, 2026.
The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities and Bank Credit Facility (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
June 30, 2026	$814,276	$856,225	$926,225
March 31, 2026	925,213	772,327	1,190,049
December 31, 2025	928,385	1,078,098	1,078,098
September 30, 2025	784,202	778,671	823,583
June 30, 2025	761,613	789,729	791,532
March 31, 2025	759,339	733,494	818,603
The increase in our end of period UPB from March 31, 2026 to June 30, 2026 was driven by financing draws.
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
BRSP 2021-FL1
On February 19, 2026, we redeemed the outstanding securities under the securitization vehicle operated through wholly-owned subsidiaries, BRSP 2021-FL1, Ltd and BRSP 2021-FL1, LLC (collectively, “BRSP 2021-FL1”) including the investment grade notes issued thereunder, at a redemption price of $310.7 million. The 17 senior loan investments, with an aggregate unpaid principal balance of $440.8 million, held by BRSP 2021-FL1 were refinanced by the issuance of securities under BRSP 2026-FL3 and with existing Master Repurchase Facilities.
BRSP 2024-FL2
BRSP 2024-FL2 is a $675.0 million securitization vehicle operated through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which have issued $583.9 million of investment grade notes (the “2024-FL2 Notes”).

BRSP 2024-FL2 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. At June 30, 2026, we had $675.0 million of unpaid principal balance of CRE debt investments and other assets financed with BRSP 2024-FL2. As of June 30, 2026, the securitization reflects an advance rate of 86.5% at a weighted average cost of funds of Term SOFR plus 2.47% (before transaction costs), and is collateralized by a pool of 27 senior loan investments.
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the six months ended June 30, 2026. While we continue to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
BRSP 2026-FL3
In February 2026, we executed a $955.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2026-FL3, Ltd. and BRSP 2026-FL3, LLC (collectively, “BRSP 2026-FL3”), which resulted in the sale of $833.2 million of investment grade notes (the “2026-FL3 Notes”).
BRSP 2026-FL3 includes a six-month ramp-up acquisition period that allows us to contribute existing or newly originated loan investments in exchange for $98.3 million in unused proceeds held in BRSP 2026-FL3, subject to the satisfaction of certain conditions set forth in the indenture. At June 30, 2026, the unused proceeds have been fully utilized. BRSP 2026-FL3 also includes a 30-month reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2026-FL3, subject to the satisfaction of certain conditions set forth in the indenture.
At June 30, 2026, we had $955.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2026-FL3. As of June 30, 2026, the securitization reflects an advance rate of 87.3% at a weighted average cost of funds of Term SOFR plus 1.69% (before transaction costs), and is collateralized by a pool of 32 senior loan investments.
Additionally, BRSP 2026-FL3 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the six months ended June 30, 2026. While we continue to closely monitor all loan investments contributed to BRSP 2026-FL3, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.

Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of June 30, 2026. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$78,263	$4,132	$74,131	$—	$—
Secured debt(2)	1,423,371	624,427	558,689	19,080	221,175
Securitization bonds payable(3)	1,560,013	778,225	766,361	15,427	—
Ground lease obligations(4)	10,561	2,169	4,707	2,838	847
Office leases	3,733	1,196	2,247	290	—
	$3,075,941	$1,410,149	$1,406,135	$37,635	$222,022
Lending commitments(5)	145,503
Total	$3,221,444
_________________________________________
(1)Future interest payments were estimated based on the applicable index at June 30, 2026 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on Term SOFR at June 30, 2026.
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
Share Repurchases
In April 2026, our board of directors authorized a stock repurchase program (“Stock Repurchase Program”) under which we may repurchase up to $50.0 million of our outstanding Class A common stock until April 30, 2027. The Stock Repurchase Program replaced the prior stock repurchase program authorization which expired on April 30, 2026. Under the Stock Repurchase Program, we may repurchase shares in open market purchases, in privately negotiated transactions or otherwise. We have a written trading plan as part of the Share Repurchase Program that provides for share repurchases in open market transactions that is intended to comply with Rule 10b-18 under the Exchange Act. The Stock Repurchase Program will be utilized at our discretion and in accordance with the requirements of the SEC. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements and other conditions.
During the six months ended June 30, 2026, the Company repurchased 3.6 million shares of Class A common stock at a weighted average price of $5.47 per share for an aggregate cost of $19.5 million. As of June 30, 2026, there was $30.5 million remaining available to make repurchases under the prior stock repurchase program.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2026	2025	Change
Operating activities	$40,341	$27,927	$12,414
Investing activities	(247,315)	(68,169)	(179,146)
Financing activities	202,859	(158,592)	361,451
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
Our operating activities provided net cash inflows of $40.3 million and $27.9 million for the six months ended June 30, 2026 and 2025, respectively. Net cash provided by operating activities increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a one-time tax refund received during the six months ended June 30, 2026.
We believe cash flows from operations, available cash balances and our ability to generate cash through short and long-term borrowings are sufficient to fund our operating liquidity needs.
Investing Activities
Investing activities include cash outlays for disbursements on new and/or existing loans, which are partially offset by repayments of loans held for investment.
Investing activities used net cash of $247.3 million for the six months ended June 30, 2026. Net cash used in investing activities during the six months ended June 30, 2026 resulted primarily from origination and fundings on our loans and preferred equity held for investment, net of $559.5 million, partially offset by repayments on loans and preferred equity held for investment, net of $293.0 million and proceeds from the sale of real estate of $25.8 million.
Investing activities used net cash inflows of $68.2 million for the six months ended June 30, 2025. Net cash used in investing activities for the six months ended June 30, 2025 resulted primarily from origination and fundings on our loans and preferred equity held for investment, net of $210.7 million partially offset by repayments on loans and preferred equity held for investment, net of $146.4 million.
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
Financing activities generated net cash of $202.9 million for the six months ended June 30, 2026, which resulted primarily from borrowings from master repurchase and credit facilities of $937.0 million and borrowings from securitization bonds of $833.2 million, partially offset by repayment of master repurchase and credit facilities of $1.1 billion, repayment of securitization bonds of $398.2 million and distributions paid on common stock of $42.7 million.
Financing activities used net cash of $158.6 million for the six months ended June 30, 2025, which resulted primarily from repayment of master repurchase and credit facilities of $111.7 million and repayment of securitization bonds of $106.0 million, distributions paid on common stock of $41.6 million partially offset by borrowings from master repurchase and credit facilities of $116.2 million.
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
We have utilized, and in the future may utilize, a variety of financial instruments on some of our investments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, there is exposure to the risk that the counterparties may cease making markets and quoting prices in such instruments, which may inhibit the ability to enter into an offsetting transaction with respect to an open position. Our profitability may be adversely affected during any period as a result of changing interest rates. At June 30, 2026, we held no derivative instruments.
As of June 30, 2026, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase or decrease interest income by $0.2 million annually, net of interest expense.
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
Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the six months ended June 30, 2026, and through July 28, 2026, we have not received any margin calls under our Master Repurchase Facilities.
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
We had no foreign exchange contracts in place at June 30, 2026. The maturity dates of the prior instruments approximated the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may have resulted in an obligation for payment to or from the counterparty to the hedging agreement. We were exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we selected major international banks and financial institutions as counterparties and performed a quarterly review of the financial health and stability of our trading counterparties. No counterparty defaulted on its obligations when we held foreign exchange contracts.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the six months ended June 30, 2026.
Purchases of Equity Securities by Issuer
The following table summarizes the repurchase of common stock for the three months ended June 30, 2026 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
April 1 - 30, 2026	—	$—	—	$—
May 1 - 31, 2026	—	—	—	—
June 1 - 30, 2026(2)	3,576	5.47	3,576	30,453
Total	3,576	$5.47	3,576	$30,453
________________________________________
(1)In April 2025, the Company’s board of directors authorized the prior stock repurchase program under which the Company may repurchase up to $50.0 million of its outstanding Class A common stock until April 30, 2026. A new Stock Repurchase Program was entered into in April 2026 under which the Company may repurchase up to $50.0 million of its outstanding Class A common stock until April 30, 2027.
(2)Excludes 265,811 shares which were repurchased in June 2026 and settled in July 2026, in accordance with the Company’s policy.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Agreement for Purchase and Sale of Real Estate, dated June 12, 2026, by and among ALTOAZ001 LLC and ALTRCA001 LLC, the Purchasers, and CLNC NNN Alberts AZ, LLC and CLNC NNN Alberts CA, LLC, the Sellers (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (No.001-38377) filed on June 12, 2026

3.1
Articles of Amendment and Restatement of BrightSpire Capital, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended June 30, 2021 filed on August 5, 2021)

3.2
Fifth Amended and Restated Bylaws of BrightSpire Capital, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-38377) for the quarter ended March 31, 2023 filed on May 3, 2023)

10.1*
Twelfth Omnibus Amendment to Transaction Documents, dated as of June 30, 2026, among BrightSpire Capital Operating Company, LLC (formerly known as Credit RE Operating Company, LLC, Guarantor), BrightSpire Credit 1, LLC (formerly known as CLNC Credit 1, LLC, “Credit 1”), BrightSpire Credit 2, LLC, (formerly known as CLNC Credit 2, LLC, “Credit 2”; together with Credit 1, collectively, “Seller”) and Morgan Stanley Bank, N.A. a national banking association (“Buyer”)

10.2†
Second Amendment to the BrightSpire Capital, Inc. 2022 Equity Incentive Plan, effective as of May 13, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 13, 2026

10.3†
First Amendment to the Second Amended Employment Agreement by and between Michael Mazzei and BrightSpire Capital US, LLC, dated as of May 19, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-38377) filed on May 19, 2026

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

Dated: July 29, 2026

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)