Form 10-Q
period 2026-09-30
BrightSpire Capital, Inc.
filed 2026-10-28
CIK 1717547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 27, 2026, BrightSpire Capital, Inc. had 124,676,733 shares of Class A common stock, par value $0.01 per share, outstanding.

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
The foregoing list of factors is not exhaustive. We urge you to carefully review the disclosures we make concerning risks in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, “Risk Factors” in this Form 10-Q for the quarter ended September 30, 2026 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$63,601	$66,789
Restricted cash	113,996	107,046
Loans and preferred equity held for investment	3,082,324	2,678,315
Current expected credit loss reserve	(106,317)	(87,401)
Loans and preferred equity held for investment, net	2,976,007	2,590,914
Real estate, net	413,044	679,779
Receivables, net	39,495	45,591
Deferred leasing costs and intangible assets, net	3,744	27,646
Assets held for sale	32,012	—
Other assets	25,674	47,065
Total assets	$3,667,573	$3,564,830
Liabilities
Securitization bonds payable, net	$1,362,731	$977,082
Mortgage and other notes payable, net	210,988	414,060
Credit facilities	1,059,853	1,078,098
Accrued and other liabilities	54,257	64,098
Escrow deposits payable	88,139	82,511
Dividends payable	21,812	20,576
Total liabilities	2,797,780	2,636,425
Commitments and contingencies (Note 12)
Equity
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value per share
Class A, 950,000,000 shares authorized, 124,676,733 and 128,627,246 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,247	1,286
Additional paid-in capital	2,838,885	2,863,377
Accumulated deficit	(1,957,040)	(1,926,231)
Total stockholders’ equity	883,092	938,432
Noncontrolling interests in investment entities	(13,299)	(10,027)
Total equity	869,793	928,405
Total liabilities and equity	$3,667,573	$3,564,830

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

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,861	$1,461
Restricted cash	15,341	9,149
Loans and preferred equity held for investment, net	1,565,318	1,151,496
Real estate, net	114,866	149,343
Receivables, net	19,183	16,053
Deferred leasing costs and intangible assets, net	3,597	3,544
Other assets	21,501	23,970
Total assets	$1,741,667	$1,355,016
Liabilities
Securitization bonds payable, net	$1,362,731	$977,082
Mortgage and other notes payable, net	94,666	96,348
Credit facilities	25,866	45,145
Accrued and other liabilities	11,613	8,074
Escrow deposits payable	4,224	3,354
Total liabilities	$1,499,100	$1,130,003

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net interest income
Interest income	$56,168	$48,889	$157,760	$145,638
Interest expense	(37,905)	(31,364)	(106,146)	(95,510)
Net interest income	18,263	17,525	51,614	50,128

Property and other income
Property operating income	30,837	32,536	93,923	95,063
Other income	350	2,513	4,360	6,724
Total property and other income	31,187	35,049	98,283	101,787

Expenses
Property operating expense	19,161	19,675	57,750	46,293
Transaction, investment and servicing expense	1,380	854	3,719	2,046
Interest expense on real estate	4,655	5,170	14,868	18,499
Depreciation and amortization	4,084	7,188	20,897	28,346
Increase of current expected credit loss reserve	15,039	8,215	30,286	8,562
Impairment of operating real estate	5,986	2,509	15,256	53,636
Compensation and benefits (including $3,581, $2,794, $9,942, and $9,920 of equity-based compensation expense, respectively)	9,197	8,077	27,242	26,700
Operating expense	3,055	2,857	9,308	9,048
Total expenses	62,557	54,545	179,326	193,130

Other income (loss)
Other gain (loss), net	60,322	538	60,291	(3,065)
Income (loss) before equity in earnings of unconsolidated ventures and income (loss) taxes	47,215	(1,433)	30,862	(44,280)
Equity in earnings (loss) of unconsolidated ventures	—	—	(602)	—
Income tax benefit (expense)	19	129	(85)	21,511
Net income (loss)	47,234	(1,304)	30,175	(22,769)
Net income (loss) attributable to noncontrolling interests in investment entities	(300)	2,288	3,272	5,976
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$46,934	$984	$33,447	$(16,793)

Net income (loss) per common share - basic (Note 14)	$0.37	$0.00	$0.25	$(0.14)
Net income (loss) per common share - diluted (Note 14)	$0.37	$0.00	$0.25	$(0.14)

Weighted average shares of common stock outstanding - basic (Note 14)	122,318	126,940	124,974	127,089
Weighted average shares of common stock outstanding - diluted (Note 14)	122,900	129,845	125,953	127,089

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$47,234	$(1,304)	$30,175	$(22,769)
Other comprehensive income (loss)
Reclassification of net investment hedges to other gain (loss)	—	—	—	(18,603)
Foreign currency translation gain	—	—	—	24,940
Total other comprehensive income	—	—	—	6,337
Comprehensive income (loss)	47,234	(1,304)	30,175	(16,432)
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	(300)	2,288	3,272	5,976
Comprehensive income (loss) attributable to common stockholders	$46,934	$984	$33,447	$(10,456)

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

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Total Equity
	Class A
	Shares	Amount
Balance as of December 31, 2025	128,627	$1,286	$2,863,377	$(1,926,231)	$938,432	$(10,027)	$928,405
Issuance and amortization of equity-based compensation	2,511	$26	$2,892	$—	$2,918	$—	$2,918
Dividends and distributions declared ($0.16 per share)	—	—	—	(23,487)	(23,487)	—	(23,487)
Shares canceled for tax withholding on vested stock awards	(860)	(9)	(4,781)	—	(4,790)	—	(4,790)
Net income (loss)	—	—	—	4,845	4,845	(1,722)	3,123
Balance as of March 31, 2026	130,278	$1,303	$2,861,488	$(1,944,873)	$917,918	$(11,749)	$906,169
Issuance and amortization of equity-based compensation	88	$1	$3,442	$—	$3,443	$—	$3,443
Repurchase of common stock	(3,576)	(36)	(19,459)	—	(19,495)	—	(19,495)
Dividends and distributions declared ($0.16 per share)	—	—	—	(20,552)	(20,552)	—	(20,552)
Net loss	—	—	—	(18,334)	(18,334)	(1,850)	(20,184)
Balance as of June 30, 2026	126,790	$1,268	$2,845,471	$(1,983,759)	$862,980	$(13,599)	$849,381
Issuance and amortization of equity-based compensation	—	$—	$3,581	$—	$3,581	$—	$3,581
Repurchase of common stock	(2,063)	(20)	(9,917)	—	(9,937)	—	(9,937)
Dividends and distributions declared ($0.16 per share)	—	—	—	(20,215)	(20,215)	—	(20,215)
Shares canceled for tax withholding on vested stock awards	(50)	(1)	(250)	—	(251)	—	(251)
Net income	—	—	—	46,934	46,934	300	47,234
Balance as of September 30, 2026	124,677	$1,247	$2,838,885	$(1,957,040)	$883,092	$(13,299)	$869,793

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$30,175	$(22,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	602	—
Depreciation and amortization	20,897	28,346
Straight-line rental income	(199)	(1,033)
Origination fees received, net of discount accretion and fee amortization	4,627	(133)
Amortization of deferred financing costs	7,767	6,198
Paid-in-kind interest added to loan principal	(1,667)	(1,787)
Designated hedges and foreign currency translation reclassified to earnings	—	3,362
Realized (gain) loss on sale of real estate	(60,291)	764
Increase of current expected credit loss reserve	30,286	8,562
Impairment of operating real estate	15,256	53,636
Amortization of equity-based compensation	9,942	9,920
Non-cash adjustments	72	164
Deferred income tax (benefit) expense	94	(21,781)
Changes in assets and liabilities:
Receivables, net	(10,814)	(2,654)
Deferred costs and other assets	12,144	1,219
Other liabilities	(1,902)	(4,214)
Net cash provided by operating activities	56,989	57,800
Cash flows from investing activities:
Acquisition, origination and funding of loans and preferred equity held for investment, net	(835,024)	(356,578)
Repayment on loans held for investment	372,061	243,630
Proceeds from sale of real estate	148,638	39,554
Cash and restricted cash received related to consolidation of loans held for investment and real estate owned	2,433	6,141
Cash and restricted cash relinquished in deconsolidation of subsidiaries	(1,194)	(5,638)
Acquisition of and additions to real estate and related intangibles	(4,041)	(10,837)
Change in escrow deposits payable	5,628	(4,338)
Net cash used in investing activities	(311,499)	(88,066)
Cash flows from financing activities:
Distributions paid on common stock	(63,021)	(62,412)
Shares canceled for tax withholding on vested stock awards	(5,041)	(3,878)
Repurchase of common stock	(29,432)	(4,972)
Repayment of mortgage notes	(4,096)	(4,184)
Borrowings from master repurchase and credit facilities	1,243,981	229,285
Repayment of master repurchase and credit facilities	(1,262,226)	(235,798)
Borrowing from securitization bonds	833,237	—
Repayment of securitization bonds	(444,305)	(111,734)
Payment of deferred financing costs	(10,825)	(4,990)
Net cash provided by (used in) financing activities	258,272	(198,683)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	(180)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,762	(229,129)
Cash, cash equivalents and restricted cash - beginning of period	173,835	450,696
Cash, cash equivalents and restricted cash - end of period	$177,597	$221,567

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHTSPIRE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Beginning of the period
Cash and cash equivalents	$66,789	$302,173
Restricted cash	107,046	148,523
Total cash, cash equivalents and restricted cash, beginning of period	$173,835	$450,696

End of the period
Cash and cash equivalents	$63,601	$113,378
Restricted cash	113,996	108,189
Total cash, cash equivalents and restricted cash, end of period	$177,597	$221,567

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$113,604	$111,638
Income taxes paid (refunded)	(10,179)	(1,879)
Supplemental disclosure of non-cash investing and financing activities:
Deconsolidation of assets following foreclosure (refer to Note 4)	$(7,885)	$(264,170)
Deconsolidation of liabilities following foreclosure (refer to Note 4)	5,829	241,332
Accrual of distribution payable	21,812	20,756
Assets transferred to held for sale	32,012	34,284
Mortgage notes payable assumed by buyer in connection with sale of real estate	(200,000)	—
Assumption of accounts payable, accrued expenses and other liabilities related to consolidation of VIE and assumption of real estate	(2,267)	(10,633)
Assumption of receivables and other assets related to consolidation of VIE and assumption of real estate	443	12,591
Assumption of real estate and consolidation of VIE (refer to Note 4)	44,791	226,964

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
As of September 30, 2026 and December 31, 2025, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the OP, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
Consolidated VIEs include the entities which issue securitization bonds payable, net, the entities holding the Arlington, Texas multifamily property and certain operating real estate properties that have noncontrolling interests. The noncontrolling interests in the operating real estate properties represent a third party joint venture partner with an ownership of 5.0% at September 30, 2026 and December 31, 2025. The noncontrolling interest does not have substantive kick-out nor participating rights. Arlington, Texas is a multifamily loan in which we also hold a preferred equity interest.
Unconsolidated VIEs
As of September 30, 2026, the Company held additional interests in 11 unconsolidated VIEs relating to 11 preferred equity investments. The table below shows key characteristics of these unconsolidated VIEs.

	Fixed Preferred Return(2)	Maximum Exposure to Loss(3)	Carrying Value	Commitment
Preferred Equity Investments 6 pack(1)	14%	$173.5 million	$12.8 million	$15.1 million
Preferred Equity Investments 7-11	10-20%	$169.8 million	$6.7 million	$12.5 million
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
(3)    The Maximum Exposure to Loss represents the unpaid principal balances of the senior loans and preferred equity investments at September 30, 2026.
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
Noncontrolling Interests
Noncontrolling interests in investment entities represents interests in consolidated investment entities held by third party joint venture partners, including the operations of the Arlington, Texas and Mesa, Arizona multifamily properties collateralizing the senior loans. As of September 30, 2026, the Company no longer holds the Mesa, Arizona multifamily property.
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
Loans Held for Sale
Loans that the Company intends to sell or liquidate in the foreseeable future are classified as held for sale. Loans held for sale are carried at the lower of amortized cost or fair value less disposal cost, with valuation changes recognized as impairment loss. Loans held for sale are not subject to Current Expected Credit Losses (“CECL”) reserves. Net deferred loan origination fees and loan purchase premiums or discounts are deferred and capitalized as part of the carrying value of the held for sale loan until the loan is sold, and therefore are included in the periodic valuation adjustments based on lower of cost or fair value less disposal cost. At September 30, 2026 and December 31, 2025, there were no loans held for sale.
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
At September 30, 2026, there was one property classified as held for sale. At December 31, 2025, the Company classified one property as held for sale. Refer to Note 4, “Real Estate, net” and Note 11, “Fair Value” for further detail.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Foreclosed Properties
The Company receives foreclosed properties in full or partial settlement of loans held for investment by taking legal title or physical possession of the properties. Foreclosed properties are generally recognized at the time the real estate is received at foreclosure sale or upon execution of a deed-in-lieu of foreclosure. Foreclosed properties are initially measured at fair value. If the fair value of the property is lower than the carrying value of the loan, the difference is recognized through CECL reserves and the cumulative reserve on the loan is charged off prior to recording the loan as real estate. Fair value of foreclosed properties is generally based on a discounted cash flow, third party appraisals, broker price opinions, comparable sales, direct capitalization method or a combination thereof. At September 30, 2026, the Company held three foreclosed properties in other real estate, net with a combined carrying value of $220.1 million. At September 30, 2026, the Company held one foreclosed property in assets held for sale, with a carrying value of $32.0 million. At December 31, 2025, the Company held four foreclosed properties in other real estate, net with a combined carrying value of $237.0 million.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Financing Costs
Financing costs primarily include debt discounts and premiums as well as deferred financing costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities, including master repurchase facilities, are recorded in other assets and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. The Company expenses unamortized deferred financing costs to other gain (loss), net when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Disclosures of non-U.S. dollar amounts to be recorded in the future are translated using exchange rates in effect at the date of the most recent balance sheet presented. As of June 30, 2025, the Company no longer had any assets or liabilities denominated in a foreign currency. Refer to Note 4, “Real Estate, net” for further detail.
Equity-Based Compensation
Equity-classified stock awards granted to executive officers and non-employee directors are based on the closing price of the Class A common stock on the grant date and recognized on a straight-line basis over the requisite service period of the awards for restricted stock awards. For performance stock units (“PSUs”) the fair value is based on a Monte Carlo simulation as of the grant date and the expense is generally recognized on a straight-line basis over the measurement period, except when certain performance metrics are achieved. Refer to Note 9, “Equity-Based Compensation” for further discussion.
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
For the three months ended September 30, 2026 and 2025, the Company recorded a de minimis income tax benefit and income tax expense of $0.1 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded an income tax benefit of $0.1 million and $21.5 million, respectively.
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
In measuring the CECL reserve for financial instruments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the CECL reserve is calculated as the product of PD, LGD and exposure at default. The Company’s model principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses from 1998 through September 2026 provided by a third party, Trepp LLC, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by a straight-line reversion period of twelve-months back to average historical losses. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan specific factors, a qualitative adjustment to the reserve may be recorded.
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
In connection with developing the CECL reserve for its loans and preferred equity held for investment, the Company determines the risk ranking of each loan and preferred equity investment as a key credit quality indicator. The risk rankings are based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, the Company’s loans and preferred equity held for investment are rated “1” through “5”, from less risk to greater risk, and the ratings are updated quarterly. At the time of origination or purchase, loans and preferred equity held for investment are ranked as a “3” and will move accordingly going forward based on the ratings which are defined as follows:
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
The Company has elected to not measure a CECL reserve for accrued interest receivable as it is reversed against interest income when a loan or preferred equity investment is placed on nonaccrual status. Loans and preferred equity investments are charged off when all or a portion of the principal amount is determined to be uncollectible. Refer to “Nonaccrual” in “Loans and Preferred Equity Held for Investment” above for further detail.
Changes in the CECL reserve for the Company’s financial instruments are recorded in increase/decrease in current expected credit loss reserve on the consolidated statement of operations with a corresponding offset to the loans and preferred equity held for investment or as a component of other liabilities for future loan fundings recorded on the Company’s consolidated balance sheets. Refer to Note 3, “Loans and Preferred Equity Held for Investment, net” for further detail.
Future Application of Accounting Standards
Disaggregation of Income Statement Expenses—In November 2024, the FASB issued ASU No. 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires disclosures on certain costs and expenses for each interim and annual reporting period. ASU No. 2024-03, as clarified by ASU No. 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of ASU No. 2024-03 to have a material impact on its consolidated financial statements.
Business Combinations and Consolidation—In May 2025, the FASB issued ASU No. 2025-03, Business Combinations and Consolidation: Determining The Accounting Acquirer In The Acquisition of a Variable Interest Entity. The ASU requires reporting entities involved in a business combination effected primarily by the exchange of equity interests to consider the new guidance to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. As a result, a reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition and the acquirer is identified as the acquiree for accounting purposes. This ASU is effective for periods beginning after December 15, 2026, with early adoption permitted. The Company does not expect the adoption of ASU No. 2025-03 to have a material impact on its consolidated financial statements.
Interim Reporting—In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. The guidance is intended to improve the literature surrounding interim disclosures and when such disclosures are required. The amendment also adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The guidance is not intended to change current requirements and is intended to provide clarity on current requirements. This ASU is effective for periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of ASU No. 2025-11 to have a material impact on its consolidated financial statements.
Any new accounting standards that have not been disclosed that have been issued or proposed by FASB and that do not require adoption until a future date are being evaluated and not expected to have a material impact on the financial statements.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. Loans and Preferred Equity Held for Investment, net
The following table provides a summary of the Company’s loans and preferred equity held for investment, net (dollars in thousands):

	September 30, 2026						December 31, 2025
	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)		Weighted Average Maturity in Years(3)	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon(1)	Weighted Average of Contractual Maturity(2)	Weighted Average Maturity in Years(3)
Variable rate
Senior loans	$1,442,147	$1,440,197	7.1%	1.2		2.4	$1,422,235	$1,420,199	6.9%	1.2	2.6
Securitized loans(4)	1,583,910	1,578,753	6.9%	1.1		2.7	1,172,999	1,173,495	7.0%	0.7	1.3
	3,026,057	3,018,950					2,595,234	2,593,694
Fixed rate
Senior loans	28,781	28,781	20.0%	0.0	(5)	0.0	24,139	24,139	20.0%	0.1	0.4
Mezzanine loans	15,105	15,105	—%	0.4		0.4	49,069	49,069	8.4%	0.1	1.1
Preferred equity interests	19,488	19,488	14.3%	0.3		0.4	11,467	11,413	14.3%	0.4	1.0
	63,374	63,374					84,675	84,621
Loans and preferred equity held for investment	3,089,431	3,082,324					2,679,909	2,678,315

CECL reserve	—	(106,317)					—	(87,401)
Loans and preferred equity held for investment, net	$3,089,431	$2,976,007	7.1%	1.1		2.5	$2,679,909	$2,590,914	7.1%	0.9	2.0
_________________________________________
(1)Calculated based on contractual interest rate, except for nonaccrual loans. As of September 30, 2026 and December 31, 2025, all variable rate loans utilize Term Secured Overnight Financing Rate (“Term SOFR”).
(2)Calculated using current maturity date.
(3)Calculated using extended maturity date.
(4)Represents loans transferred into securitization trusts that are consolidated by the Company.
(5)The contractual maturity of the fixed rate senior loan was October 9, 2026 at September 30, 2026. The loan was extended subsequent to September 30, 2026.

The Company had $12.7 million and $10.8 million of interest receivable related to its loans and preferred equity held for investment, net as of September 30, 2026, and December 31, 2025, respectively. This is included in receivables, net on the Company’s consolidated balance sheets.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Activity relating to the Company’s loans and preferred equity held for investment, net was as follows (dollars in thousands):

	Carrying Value
	Nine Months Ended September 30,
	2026	2025
Balance at January 1	$2,590,914	$2,352,993
Acquisitions/originations/additional funding(1)	835,024	356,578
Loan maturities/principal repayments(1)	(372,061)	(243,630)
Increase of CECL reserve(2)	(30,033)	(8,144)
Discount accretion and fee amortization, net	(4,304)	458
Capitalized interest, net of repayments	1,667	1,787
Transfer to Real Estate, net(3)(4)	(45,200)	(243,956)
Charge-off of CECL reserve-transfer to Real Estate, net(3)(4)	—	20,224
Charge-off of loan held for investment(5)(6)	(11,116)	(27,366)
Charge-off of CECL reserve-other(5)(6)	11,116	27,366
Balance at September 30	$2,976,007	$2,236,310
_________________________________________
(1)During the first quarter of 2025, the Company amended a senior mixed-use loan as part of the resolution of a senior mixed-use loan with the same sponsor. In relation to this amendment, there was a transfer of principal of $8.8 million. This transfer is not included within these captions as it was neither additional funding nor a repayment. Refer to “Loan Modifications” below for more detail. During the nine months ended September 30, 2026, the Company originated 26 loans and preferred equity with a total of $874.4 million in committed principal balance.
(2)Increase of CECL reserve excludes $0.3 million for the nine months ended September 30, 2026 and $0.4 million for the nine months ended September 30, 2025 as determined by the Company’s PD/LGD model for unfunded commitments reported on the consolidated statements of operations, with a corresponding offset to accrued and other liabilities recorded on the Company’s consolidated balance sheets.
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
(4)During the first quarter of 2025, the Company eliminated a multifamily loan in Mesa, Arizona as part of the consolidation of the Mesa, Arizona property as the primary beneficiary. During the second quarter of 2025, the Company foreclosed on a hotel loan in San Jose, California. During the third quarter of 2025, the Company acquired legal title to an office property in Tualatin, Oregon and a multifamily construction/development project in Santa Clara, California. As a result, the properties were consolidated as real estate and removed from loans held from investment, net. The CECL reserve related to these loans were charged off and the net amount is reflected as an addition to real estate, net. There was no gain or loss recorded as part of the consolidation. Refer to Note 4, “Real Estate, net” for further discussion.
(5)During the nine months ended September 30, 2026, the Company charged off uncollectible amounts of $12.2 million relating to three multifamily and one office loan based on resolution of the loans. In addition, the Company had a reversal of charge-offs of $1.1 million based on additional proceeds received upon resolution of an office loan, one industrial loan and one multifamily loan.
(6)During the nine months ended September 30, 2025, the Company charged off uncollectible amounts of $27.4 million relating to two multifamily loans based on resolution of the loans.

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
During the first quarter of 2025, the Company amended a senior mixed-use loan (“Loan A”) as part of the resolution of a senior mixed-use loan (“Loan B”) with the same sponsor. The sponsor obtained new financing on Loan B collateral that was $8.8 million short of a full principal payoff. The $8.8 million of principal was transferred to Loan A as part of the full resolution of Loan B. A joint venture agreement was entered into with the sponsor with respect to the Loan B collateral providing that (i) any available cash after Loan B debt service is paid is distributed to the Company to pay down Loan A and (ii) if, at any time after two years, Loan A is not paid off, the Company may unilaterally force a sale of the collateral for Loan B. During the fourth quarter of 2025, Loan A was further modified to allow funds to be used to pay for architecture, design, and permitting fees to better position the collateral for a sale. The maturity of Loan A and the venture agreement were also shortened by nine months. In the second quarter of 2026, the total commitment of Loan A was increased by $0.5 million. In the third quarter of 2026, Loan A was extended to October 9, 2026. Subsequent to September 30, 2026, Loan A was extended to November 9, 2026.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Preferred Equity Investment Originations
During the nine months ended September 30, 2026, the Company originated two preferred equity investments. During the year ended December 31, 2025, the Company originated nine preferred equity investments. Refer to “Unconsolidated VIEs” in Note 2, “Summary of Significant Accounting Policies” for more details on these originations.
Nonaccrual and Past Due Loans
Loans that are 90 days or more past due as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status.
The following table provides an aging summary of loans held for investment at carrying values before CECL reserve (dollars in thousands):

	Current or Less Than 30 Days Past Due	30-59 Days Past Due(1)	60-89 Days Past Due	90 Days or More Past Due (2)(3)	Total Loans
September 30, 2026	$3,003,248	$63,971	$—	$15,105	$3,082,324
December 31, 2025	2,641,623	—	—	36,692	2,678,315
_________________________________________
(1)At September 30, 2026, includes two multifamily senior loans with a carrying value of $64.0 million which were in maturity default. In October 2026, the loans were extended to August 2027.
(2)At September 30, 2026, includes one office mezzanine loan which was placed on nonaccrual status on April 1, 2024, with a carrying value of $15.1 million.
(3)At December 31, 2025, includes one industrial senior loan which was placed on nonaccrual status on September 9, 2025, with a carrying value of $22.0 million and an office mezzanine loan which was placed on nonaccrual status on April 1, 2024, with a carrying value of $14.7 million. Subsequent to December 31, 2025, the industrial loan was resolved.

As of September 30, 2026, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except one nonaccrual office mezzanine loan and two multifamily senior loans. The multifamily senior loans in maturity default were extended in October 2026. As of December 31, 2025, all loans were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans, except for one nonaccrual industrial senior loan and one nonaccrual office mezzanine loan. For the nine months ended September 30, 2026, and September 30, 2025, no debt investment individually contributed more than 10.0% of interest income.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Current Expected Credit Loss Reserve
The following table provides details on the changes in CECL reserves (dollars in thousands):

CECL reserve at December 31, 2025	$87,401
Decrease in general CECL reserve(1)	(2,085)
Increase in specific CECL reserve(2)	2,639
Charge-off of CECL reserve - other(2)	(2,639)
CECL reserve at March 31, 2026	$85,316
Increase in general CECL reserve(1)	$13,342
Increase in specific CECL reserve(2)	987
Charge-offs of CECL reserve - other(2)	(987)
CECL reserve at June 30, 2026	$98,658
Increase in general CECL reserve(1)	$7,659
Increase in specific CECL reserve(2)	7,490
Charge-offs of CECL reserve - other(2)	(7,490)
CECL reserve at September 30, 2026	$106,317

CECL reserve at December 31, 2024	$165,932
Decrease in general CECL reserve(1)	(9,524)
Increase in specific CECL reserve(2)	9,174
Charge-offs of CECL reserve - other(2)	(9,174)
Charge-offs of CECL reserve - transfer to Real Estate, net and Real Estate Held for Sale(3)	(1,043)
CECL reserve at March 31, 2025	$155,365
Decrease in general CECL reserve	$(18,798)
Increase in specific CECL reserve(2)	19,482
Charge-offs of CECL reserve - other(2)	(18,192)
Charge-offs of CECL reserve - transfer to Real Estate, net and Real Estate Held for Sale(4)	(1,290)
CECL reserve at June 30, 2025	$136,567
Decrease in general CECL reserve(1)	$(9,662)
Increase in specific CECL reserve(2)	17,891
Charge-offs of CECL reserve-transfer to Real Estate, net and Real Estate Held for Sale(4)	(17,891)
CECL reserve at September 30, 2025	$126,905
_________________________________________
(1)Excludes CECL reserves related to unfunded commitments reported on the consolidated statement of operations for the three months ended March 31, 2026: $1.2 million, June 30, 2026: $(0.8) million and September 30, 2026: $(0.1) million, March 31, 2025: $0.5 million, June 30, 2025: $(0.1) million and September 30, 2025: a de minimis amount.
(2)During the nine months ended September 30, 2026, the Company recorded specific CECL reserves totaling $7.8 million relating to one office senior loan, $2.9 million for one multifamily mezzanine loan, $0.9 million for one multifamily senior loan and $0.6 million for one multifamily senior loan and had reversals of $0.6 million relating to one industrial loan, $0.3 million relating to one multifamily mezzanine loan and $0.2 million relating to one office senior loan. The CECL reserves were charged off during the period. During the nine months ended September 30, 2025, the Company recorded specific CECL reserves totaling $46.5 million for one multifamily loan, one multifamily construction/development loan, one office loan and one hotel loan, all of which were charged off during the nine months ended September 30, 2025. As of September 30, 2025, these properties were classified as real estate, net.
(3)During the first quarter of 2025, the Company consolidated a multifamily loan as the primary beneficiary. As a result, the property was consolidated as real estate. The CECL reserve related to this loan was charged off.
(4)During the second quarter of 2025, the Company consolidated one hotel loan upon foreclosure and during the third quarter of 2025, the Company consolidated one office upon foreclosure. As a result, the property was consolidated as real estate. The CECL reserve related to this loan was charged off.

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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables provide a summary by carrying values before any CECL reserves of the Company’s loans and preferred equity held for investment by year of origination and credit quality risk ranking as of September 30, 2026, and December 31, 2025 (dollars in thousands). Refer to Note 2, “Summary of Significant Accounting Policies” for loan risk ranking definitions.
At September 30, 2026, the weighted average risk ranking for loans and preferred equity held for investment was 3.1.

	September 30, 2026
	Year of Origination
Risk Rankings	2026	2025	2024	2023	2022 and earlier	Total
Senior loans

3	$788,517	$659,669	$85,888	$—	$1,331,831	$2,865,905
4	—	—	—	—	181,826	181,826
Total Senior loans	788,517	659,669	85,888	—	1,513,657	3,047,731

Mezzanine loans

3	—	—	—	15,105	—	15,105
Total Mezzanine loans	—	—	—	15,105	—	15,105

Preferred Equity
3	728	13,628	—	—	—	14,356
4	913	4,219	—	—	—	5,132
Total Preferred Equity	1,641	17,847	—	—	—	19,488

Total Loans and preferred equity held for investment	$790,158	$677,516	$85,888	$15,105	$1,513,657	$3,082,324
Current period gross write-offs	$—	$—	$—	$—	$11,116	$11,116

As of December 31, 2025, the weighted average risk ranking for loans and preferred equity held for investment was 3.1.

	December 31, 2025
	Year of Origination
Risk Rankings	2025	2024	2023	2022	2021 and earlier	Total
Senior loans

3	$723,723	$79,019	$—	$630,338	$965,963	$2,399,043
4	—	—	—	—	65,123	65,123
5	—	—	—	88,880	64,787	153,667
Total Senior loans	723,723	79,019	—	719,218	1,095,873	2,617,833

Mezzanine loans

3	—	—	14,692	34,377	—	49,069
Total Mezzanine loans	—	—	14,692	34,377	—	49,069

Preferred Equity
3	10,327	—	—	—	—	10,327
4	1,086	—	—	—	—	1,086
Total Preferred Equity	11,413	—	—	—	—	11,413

Total Loans and preferred equity held for investment	$735,136	$79,019	$14,692	$753,595	$1,095,873	$2,678,315
Current period gross write-offs(1)	$—	$—	$—	$25,137	$77,307	$102,444
_____________________________________
(1)Current period gross write-offs exclude all transfers to real estate, net.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan and preferred equity agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. Assuming the terms to qualify for future advances, if any, had been met, total gross unfunded lending commitments were $145.2 million and $112.2 million at September 30, 2026 and December 31, 2025, respectively. Refer to Note 12, “Commitments and Contingencies” for further details. The Company recorded $0.9 million and $0.7 million for allowance for lending commitments in accrued and other liabilities on its consolidated balance sheets in accordance with CECL at September 30, 2026 and December 31, 2025, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for further details.
4. Real Estate, net
The following table presents the Company’s net lease portfolio, net, as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Land and improvements	$11,273	$78,805
Buildings, building leaseholds, and improvements	93,386	287,767
Tenant improvements	7,876	13,781
Subtotal	$112,535	$380,353
Less: Accumulated depreciation	(34,403)	(86,871)
Net lease portfolio, net	$78,132	$293,482
The following table presents the Company’s portfolio of other real estate, net as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Land and improvements	$117,697	$127,614
Buildings, building leaseholds, and improvements	226,221	262,451
Tenant improvements	19,662	18,097
Furniture, fixtures and equipment	14,149	13,938
Construction-in-progress	5,279	7,972
Subtotal	$383,008	$430,072
Less: Accumulated depreciation	(48,096)	(43,775)
Other portfolio, net	$334,912	$386,297
Depreciation Expense
Depreciation expense on real estate was $3.3 million and $6.8 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense on real estate was $14.9 million and $20.3 million for the nine months ended September 30, 2026 and 2025, respectively.
Property Operating Income
For the three and nine months ended September 30, 2026 and 2025 the components of property operating income were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease revenues
Minimum lease revenue	$16,308	$17,276	$50,594	$65,397
Variable lease revenue	1,877	2,012	3,549	7,980
	$18,185	$19,288	$54,143	$73,377
Hotel operating income	12,657	13,428	39,777	21,926
Total property operating income(1)	$30,842	$32,716	$93,920	$95,303
_________________________________________

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(1)Excludes de minimis net amortization expense for the three months ended September 30, 2026 and de minimis income for the nine months ended September 30, 2026 related to above and below-market leases. Excludes net amortization expense related to above and below-market leases of $0.2 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.
For the nine months ended September 30, 2026, the Company had one property with property operating income equal to or greater than 10% of the Company’s total revenue. The property had property operating income of $39.8 million or 16% of the Company’s total revenue. For the nine months ended September 30, 2025, the Company had no single property with property operating income equal to or greater than 10% of total revenue of the Company.
Real Estate Acquisitions
During the nine months ended September 30, 2026, the Company acquired legal title to one multifamily property through foreclosure, which is included in real estate, net on the Company’s consolidated balance sheets.
During the year ended December 31, 2025, the Company acquired legal title to one multifamily construction/development project and one office property through deeds-in-lieu of foreclosure, and one hotel property via foreclosure, all of which are included in real estate, net on the Company’s consolidated balance sheets. The office property was subsequently sold. Refer to “Real Estate Sales” below for further detail on the gain on sale.
The Company previously held an investment in a senior loan collateralized by a multifamily property in Mesa, Arizona that was determined to be a VIE. The Company was determined to be the primary beneficiary of the VIE and consolidated the assets and liabilities as well as the operations of the multifamily property in February 2025. The multifamily property was included as real estate, net on the Company’s consolidated balance sheets. During the three months ended September 30, 2026, the multifamily property was sold, resulting in the deconsolidation of the associated assets and liabilities. Refer to “Real Estate Sales” below for further details.
In accordance with ASC 805-50, the Company allocated the fair value of the assumed assets and liabilities on the respective acquisition dates for each property acquired.
The following table summarizes the Company’s real estate acquisitions for the nine months ended September 30, 2026 and year ended December 31, 2025 (dollars in thousands):

				Purchase Price Allocation
Acquisition Date	Property Type and Location	Number of Buildings/Units(1)	Purchase Price	Land and Improvements(2)	Building and Improvements(2)	Furniture and Fixtures(2)	Lease Intangible Assets(2)	Other Assets	Lease Intangible Liabilities(2)	Other Liabilities
Nine Months Ended September 30, 2026
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Impairment
The Company recorded $15.3 million of impairment of operating real estate during the nine months ended September 30, 2026.
The Company recorded $6.4 million of impairment related to two multifamily properties, which was due to a reduction in the current expected holding period of the properties. One property is classified as held for sale as of September 30, 2026. The estimated Level 2 fair value of $32.0 million is based on the execution of a purchase and sale agreement during the three months ended September 30, 2026. Refer to “Real Estate Held for Sale” below for further details. One property was sold during the three months ended September 30, 2026, and the impairment recorded was based on the sales proceeds received. Refer to “Real Estate Sales” below for further details.
During the nine months ended September 30, 2026, the Company received notice that it was in default on mortgage notes payable cross-collateralized by five retail properties. In connection with the foreclosure process for one Indiana retail property, one Illinois retail property and one Kansas retail property, receivers were appointed and took possession and full control, requiring deconsolidation of the assets and liabilities from the Company’s consolidated balance sheet, and resulting in impairment of operating real estate of $8.8 million. The Company has no further involvement in the retail properties, and the lender is not a related party.
The Company expects the lender to continue to pursue remedies, and accordingly, will thereby lose control over the two remaining retail properties. At such time, the Company will deconsolidate the mortgage notes payable. The combined carrying value of the two remaining retail properties is $7.9 million, and the unpaid principal balance of the mortgage notes payable is $25.1 million.
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
Real Estate Held for Sale
During the three months ended September 30, 2026, a purchase and sale agreement was executed for one multifamily property for a gross sale price of $32.5 million. As of September 30, 2026, the carrying value of the multifamily property is $32.0 million. Subsequent to September 30, 2026, the property was sold.
The following table summarizes the Company’s assets held for sale related to real estate (dollars in thousands):

September 30, 2026
Assets
Land and improvements	$5,665
Buildings, building leaseholds, and improvements	23,241
Furniture, fixtures and equipment	775
Construction-in-progress	4,517
Subtotal	34,198
Less: Accumulated depreciation	(2,186)
Total assets held for sale	$32,012

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Real Estate Sales
During the nine months ended September 30, 2026, the Company sold one industrial portfolio, one office property and one multifamily property for a total gross sale price of $351.4 million. As part of the sale of the industrial portfolio, the purchaser assumed the $200.0 million mortgage note payable. The net gain of $60.4 million on the industrial portfolio and one office property is included in other gain, net on the Company’s consolidated statement of operations. Refer to “Impairment” above for the impairment recorded on the one multifamily property.
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
5. Deferred Leasing Costs and Other Intangibles
The Company’s deferred leasing costs, other intangible assets and intangible liabilities, excluding those related to assets held for sale at September 30, 2026 and December 31, 2025 are as follows (dollars in thousands):

	September 30, 2026
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$21,165	$(20,977)	$188
Deferred leasing costs	12,853	(9,359)	3,494
Above-market lease values	7,324	(7,262)	62
	$41,342	$(37,598)	$3,744

	December 31, 2025
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Deferred Leasing Costs and Intangible Assets
In-place lease values	$52,028	$(32,762)	$19,266
Deferred leasing costs	20,499	(12,836)	7,663
Above-market lease values	8,517	(7,800)	717
	$81,044	$(53,398)	$27,646
Intangible Liabilities
Below-market lease values	$776	$(387)	$389

The following table summarizes the amortization of deferred leasing costs, intangible assets and intangible liabilities for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Above-market lease values	$(5)	$(200)	$(1)	$(878)
Below-market lease values	—	20	2	639
Net increase (decrease) to property operating income	$(5)	$(180)	$1	$(239)

In-place lease values	$469	$978	$5,044	$6,376
Deferred leasing costs	236	429	875	1,665
Amortization expense	$705	$1,407	$5,919	$8,041

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
6. Restricted Cash, Other Assets and Accrued and Other Liabilities
The following table presents a summary of restricted cash as of September 30, 2026, and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Restricted cash:
Borrower escrow deposits	$88,139	$82,511
Capital expenditure reserves	9,915	7,668
Real estate escrow reserves	7,356	8,288
Working capital and other reserves	6,617	6,637
Tenant lockboxes	1,969	1,942
Total	$113,996	$107,046
The following table presents a summary of other assets as of September 30, 2026, and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Other assets:
Right-of-use lease asset	$11,698	$19,833
Deferred financing costs, net - credit facilities	5,518	5,716
Prepaid expenses and other	5,146	7,154
Tax receivable and deferred tax assets	1,889	12,247
Investments in unconsolidated ventures at fair value	1,423	2,115
Total	$25,674	$47,065
The following table presents a summary of accrued and other liabilities as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Accrued and other liabilities:
Accounts payable, accrued expenses and other liabilities	$29,240	$25,962
Operating lease liability	12,121	20,703
Prepaid rent and unearned revenue	5,948	9,664
Interest payable	5,456	6,239
Unfunded CECL loan allowance	927	669
Tenant security deposits	565	861
Total	$54,257	$64,098

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7. Debt
The following table presents debt as of September 30, 2026, and December 31, 2025 (dollars in thousands):

						September 30, 2026		December 31, 2025
	Capacity ($)	Recourse vs. Non-Recourse(1)	Final Maturity	Contractual Interest Rate		Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)

Securitization bonds payable, net
BRSP 2026-FL3(3)		Non-recourse	Aug-43	SOFR + 1.69%		$833,237	$828,132	$—	$—
BRSP 2024-FL2(3)		Non-recourse	Aug-37	SOFR + 2.51%		537,785	534,599	583,875	578,879
BRSP 2021-FL1(3)		Non-recourse	(4)	(4)		—	—	398,215	398,203
Subtotal securitization bonds payable, net						1,371,022	1,362,731	982,090	977,082

Mortgage and other notes payable, net
Net lease 1		Non-recourse	(5)	(5)		—	—	200,000	199,068
Net lease 3(6)		Non-recourse	Aug-26	4.08%		27,465	27,465	27,958	27,928
Net lease 4		Non-recourse	Oct-27	4.45%		20,221	20,221	20,730	20,730
Net lease 5(7)(8)		Non-recourse	Nov-26	4.45%		15,878	15,857	16,222	16,153
Net lease 5(9)		Non-recourse	Mar-28	7.25%		10,651	10,214	10,800	10,362
Net lease 6(8)		Non-recourse	Nov-26	4.45%		6,308	6,302	6,445	6,418
Net lease 8(8)		Non-recourse	Nov-26	4.45%		2,924	2,916	2,987	2,975
Other real estate 1		Non-recourse	Dec-28(10)	4.47%		95,413	94,666	97,082	96,348
Loan 1(11)		Non-recourse	Jul-28(11)	5.50%		33,347	33,347	34,078	34,078
Subtotal mortgage and other notes payable, net						212,207	210,988	416,302	414,060

Bank credit facility
Bank credit facility	$120,000	Recourse	Dec-28 (12)	SOFR + 2.25%		45,000	45,000	—	—
Subtotal bank credit facility						45,000	45,000	—	—

Master repurchase facilities
Bank 1	600,000	Limited Recourse(13)	Oct-28	SOFR + 1.98%	(14)	405,216	405,216	433,642	433,642
Bank 2	600,000	Limited Recourse(13)	Apr-30(15)	n/a	(14)	—	—	135,550	135,550
Bank 3	500,000	Limited Recourse(16)	June-30(17)	SOFR + 1.74%	(14)	223,793	223,793	427,899	427,899
Bank 4	400,000	Limited Recourse(13)	Nov-29(18)	SOFR + 1.45%	(14)	224,752	224,752	81,007	81,007
Bank 5	250,000	Limited Recourse(13)	Mar-31(19)	SOFR + 1.92%	(14)	161,092	161,092	—	—
Subtotal master repurchase facilities	$2,350,000					1,014,853	1,014,853	1,078,098	1,078,098

Subtotal credit facilities						1,059,853	1,059,853	1,078,098	1,078,098

Total						$2,643,082	$2,633,572	$2,476,490	$2,469,240
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
(5)During the third quarter of 2026, the Company completed the sale of an industrial portfolio and the purchaser assumed the associated mortgage note payable collateralized by Net lease 1. Refer to Note 4,“Real Estate, net” for further discussion.
(6)The mortgage note payable collateralized by Net Lease 3 is in maturity default. As a result, the mortgage note payable is currently accruing default interest at a per annum rate of 4.00% in addition to the contractual interest rate. The Company is currently negotiating an extension with the lender.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(7)Payment terms are periodic payment of principal and interest for debt on two properties and periodic payment of interest only with principal at maturity (except for principal repayments to release collateral properties disposed) for debt on one property.
(8)During the nine months ended September 30, 2026, the Company received notice that it was in default on the mortgage notes payable cross-collateralized by Net Lease 5, Net Lease 6 and Net Lease 8. The Company deconsolidated two properties collateralizing Net Lease 5 and the property collateralizing Net Lease 8 during the nine months ended September 30, 2026. The Company expects the lender to continue to pursue remedies and thereby lose control over the two remaining retail properties, at which time the Company will deconsolidate the cross-collateralized mortgage notes payable. Refer to Note 4, "Real estate, net" for further detail.
(9)Represents a mortgage note collateralized by three properties. In April 2025, the contractual interest rate on Net lease 5 was modified to 7.25%.
(10)The current maturity date is December 2027, with a one-year extension available, subject to satisfaction of certain customary conditions set forth in the governing documents.
(11)During the third quarter of 2025, the Company acquired legal title to the multifamily construction/development project collateralizing the note payable through a deed-in-lieu of foreclosure. Additionally, the Company refinanced the note payable, with a two-year initial term plus one one-year extension option. The principal balance and spread of the note payable did not change. Refer to Note 4, “Real Estate, net” for further discussion.
(12)On December 9, 2025, the Company, through its subsidiaries, including the OP, entered into an Amendment No. 1 to the Restated Credit Agreement. Refer to “Bank Credit Facility” within this note for more details.
(13)Recourse solely with respect to 25.0% of the financed amount.
(14)Represents the weighted average spread as of September 30, 2026. The contractual interest rate depends upon asset type and characteristics and ranges from SOFR plus 1.30% to 2.75%.
(15)The current maturity date is April 2028, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(16)Recourse is either 25.0% or 50.0% depending on loan metrics.
(17)The current maturity date is June 2028, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents. In December 2025, the maximum facility size was increased to $500.0 million.
(18)The current maturity date is November 2026, with three one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.
(19)The Company entered into a Master Repurchase Agreement with Bank 5 which provides up to $250.0 million to finance first mortgage loans, senior loan participations and related mezzanine loans secured by commercial real estate. The current maturity date is March 2029, with two one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

Future Minimum Principal Payments
The following table summarizes future scheduled minimum principal payments at September 30, 2026 based on initial maturity dates or extended maturity dates to the extent criteria are met and the extension option is at the borrower’s discretion (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage and Other Notes Payable, Net	Credit Facilities
Remainder of 2026(1)	$52,875	$—	$52,875	$—
2027	20,298	—	20,298	—
2028	589,250	—	139,034	450,216
2029	224,752	—	—	224,752
2030	223,793	—	—	223,793
2031 and thereafter	1,532,114	1,371,022	—	161,092
Total	$2,643,082	$1,371,022	$212,207	$1,059,853
_________________________________________
(1)Mortgage and other notes payable, net includes Net lease 5, Net lease 6 and Net lease 8, which are in default as of September 30, 2026.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The maximum amount available for borrowing at any time under the Amended Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of September 30, 2026, the borrowing base valuation is sufficient to permit borrowings of up to the entire $120.0 million commitment. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Amended Credit Agreement terminates and any outstanding revolving loans will mature on December 8, 2028.
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
As of September 30, 2026, the Company was in compliance with all of its financial covenants under the Amended Credit Agreement.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
As of September 30, 2026, the Company had $1.6 billion carrying value of CRE debt investments financed with $1.4 billion of securitization bonds payable, net. As of December 31, 2025, the Company had $1.2 billion carrying value of CRE debt investments financed with $982.1 million of securitization bonds payable, net.
BRSP 2026-FL3
In February 2026, the Company executed a $955.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2026-FL3, Ltd. and BRSP 2026-FL3, LLC (collectively, “BRSP 2026-FL3”), which resulted in the sale of $833.2 million of investment grade notes (the “2026-FL3 Notes”).
BRSP 2026-FL3 includes a six-month ramp-up acquisition period that allows the Company to contribute existing or newly originated loan investments in exchange for $98.3 million in unused proceeds held in BRSP 2026-FL3, subject to the satisfaction of certain conditions set forth in the indenture. At September 30, 2026, the unused proceeds have been fully utilized. BRSP 2026-FL3 also includes a 30-month reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2026-FL3, subject to the satisfaction of certain conditions set forth in the indenture.
At September 30, 2026, the Company had $955.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2026-FL3. As of September 30, 2026, the securitization reflects an advance rate of 87.3% at a weighted average cost of funds of Term SOFR plus 1.69% (before transaction costs), and is collateralized by a pool of 32 senior loan investments.
Additionally, BRSP 2026-FL3 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the nine months ended September 30, 2026. While the Company continues to closely monitor all loan investments contributed to BRSP 2026-FL3, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
BRSP 2024-FL2
BRSP 2024-FL2 is a $675.0 million securitization vehicle operated through wholly-owned subsidiaries, BRSP 2024-FL2, Ltd. and BRSP 2024-FL2, LLC (collectively, “BRSP 2024-FL2”), which have issued $583.9 million of investment grade notes (the “2024-FL2 Notes”).
BRSP 2024-FL2 includes a two-year reinvestment feature that allows the Company to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. At September 30, 2026, the Company had $628.9 million of unpaid principal balance of CRE debt investments and other assets financed with BRSP 2024-FL2. As of September 30, 2026, the securitization reflects an advance rate of 85.5% at a weighted average cost of funds of Term SOFR plus 2.51% (before transaction costs), and is collateralized by a pool of 26 senior loan investments.
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. The Company did not fail any note protection tests during the nine months ended September 30, 2026. While the Company continues to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
On October 19, 2026, the Company redeemed the outstanding securities under the BRSP 2024-FL2 securitization vehicle, including the investment grade bonds, which totaled $537.8 million.
BRSP 2021-FL1
On February 19, 2026, the Company redeemed the outstanding securities under the securitization vehicle operated through wholly-owned subsidiaries, BRSP 2021-FL1, Ltd and BRSP 2021-FL1, LLC (collectively, “BRSP 2021-FL1”) including the investment grade notes issued thereunder, at a redemption price of $310.7 million. The 17 senior loan investments, with an

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
aggregate unpaid principal balance of $440.8 million, held by BRSP 2021-FL1 were refinanced by the issuance of securities under BRSP 2026-FL3 and with existing Master Repurchase Facilities.
BRSP 2026-FL4
On October 16, 2026, the Company executed a $960.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2026-FL4, Ltd. and BRSP 2026-FL4, LLC (collectively, “BRSP 2026-FL4”), which resulted in the sale of $844.8 million of investment grade notes (the “2026-FL4 Notes”). The securitization reflects an initial advance rate of 88.0% at a weighted average coupon at issuance of Term SOFR+1.54% (before transaction costs) and is collateralized by a pool of 29 first-lien floating-rate mortgages secured by 38 properties.
Master Repurchase Facilities
As of September 30, 2026, the Company, through subsidiaries, had entered into repurchase agreements with multiple global financial institutions to provide an aggregate principal amount of up to $2.4 billion to finance the origination of first mortgage loans and senior loan participations secured by senior loan investments (each, a “Master Repurchase Facility” and collectively, the “Master Repurchase Facilities”). The Company agreed to guarantee certain obligations under the Master Repurchase Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Master Repurchase Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2026, the Company was in compliance with all of its financial covenants under the Master Repurchase Facilities.
As of September 30, 2026, the Company had $1.6 billion carrying value of CRE debt investments financed with $1.0 billion under the Master Repurchase Facilities. As of December 31, 2025, the Company had $1.5 billion carrying value of CRE debt investments financed with $1.1 billion under the Master Repurchase Facilities.
As of September 30, 2026, the Company had three counterparties, Bank 1, Bank 3 and Bank 5, with net exposure (collateral that exceeded amounts borrowed) totaling more than 10% of the Company’s total equity. As of September 30, 2026, the Company’s net exposure to Bank 1, Bank 3 and Bank 5 was $281.7 million, $98.8 million and $96.8 million, respectively.
As of December 31, 2025, the Company had three counterparties, Bank 1, Bank 2 and Bank 3, with net exposure totaling more than 10% of the Company’s total equity. As of December 31, 2025, the Company’s net exposure to Bank 1, Bank 2 and Bank 3 was $216.4 million, $100.0 million and $122.0 million, respectively.
8. Related Party Arrangements
The Company had no related party transactions as of and for the nine months ended September 30, 2026 and 2025.
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
Shares subject to an award granted under the 2022 Plan will be counted against the maximum number of shares of Class A common stock available for issuance thereunder as one share of Class A common stock for every one share of Class A common stock subject to such an award. Shares subject to an award granted under the 2022 Plan will again become available for issuance under the 2022 Plan if the award terminates by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares (except as set forth in the following sentence). The number of shares of Class A common stock available for issuance under the 2022 Plan will not be increased by (i) any shares tendered or withheld in connection with the purchase of shares upon exercise of a stock option, (ii) any shares deducted or delivered in connection with the Company’s tax withholding obligations, or (iii) any shares purchased by the Company with proceeds from stock option exercises. Shares granted to non-

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
independent directors, officers and employees, if applicable, generally vest ratably in three annual installments following the grant date.
On March 16, 2026, the Company granted 1,907,157 shares of Class A common stock to certain of its employees, including executive officers. The shares vest in one-third increments on March 15, 2027, March 15, 2028 and March 15, 2029.
On May 20, 2026, the Company granted 88,340 shares of Class A common stock to the non-employee directors of the Company which vest on May 20, 2027.
Equity-Based Compensation Expense
In connection with the share grants, the Company recognized share-based compensation expense of $3.6 million and $9.9 million within compensation and benefits in the consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. In connection with the share grants, the Company recognized share-based compensation expense of $2.8 million and $9.9 million within compensation and benefits in the consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below summarizes the Company’s awards granted, forfeited or vested under the 2022 Plan during the nine months ended September 30, 2026 and 2025:

	Number of Shares			Weighted Average Grant Date Fair Value
	Restricted Stock	PSUs	Total	Restricted Stock	PSUs

Unvested shares at December 31, 2024	2,742,917	918,434	3,661,351	$6.92	$8.60
Granted	1,618,509	542,789	2,161,298	5.97	6.78
Vested	(1,428,999)	—	(1,428,999)	7.21	—
Unvested shares at March 31, 2025	2,932,427	1,461,223	4,393,650	6.25	7.93
Granted	92,940	—	92,940	5.27	—
Vested	(79,495)	—	(79,495)	5.27	—
Unvested shares at June 30, 2025	2,945,872	1,461,223	4,407,095	6.25	7.93
Forfeited	(80,473)	—	(80,473)	5.54	—
Unvested shares at September 30, 2025	2,865,399	1,461,223	4,326,622	6.27	7.93

Unvested shares at December 31, 2025	2,865,399	1,461,223	4,326,622	$6.27	$7.93
Granted	1,907,157	588,839	2,495,996	5.61	7.08
Vested	(1,222,270)	(384,378)	(1,606,648)	6.50	9.69
Unvested shares at March 31, 2026	3,550,286	1,665,684	5,215,970	5.83	7.22
Granted	88,340	—	88,340	5.70	—
Vested	(92,940)	—	(92,940)	5.38	—
Unvested shares at June 30, 2026	3,545,686	1,665,684	5,211,370	5.84	7.22
Vested	(138,640)	—	(138,640)	5.59	—
Unvested shares at September 30, 2026	3,407,046	1,665,684	5,072,730	5.85	7.22
Fair value of equity awards that vested during the nine months ended September 30, 2026 and September 30, 2025, determined based on their respective fair values at vesting date, was $11.4 million and $9.0 million, respectively. Fair value of granted awards is determined based on the closing price of the Class A common stock on the date of vesting of the awards. Equity-based compensation is classified within compensation and benefits in the consolidated statement of operations.
At September 30, 2026, aggregate unrecognized compensation cost for all unvested equity awards was $20.7 million, which is expected to be recognized over a weighted-average period of 2.0 years.
10. Stockholders’ Equity
Authorized Capital
As of September 30, 2026, the Company had the authority to issue up to 1.0 billion shares of stock, at $0.01 par value per share, consisting of 950.0 million shares of Class A common stock and 50.0 million shares of preferred stock.
The Company had no shares of preferred stock issued and outstanding as of September 30, 2026 and December 31, 2025.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Dividends
During the nine months ended September 30, 2026 and 2025, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 16, 2026	March 31, 2026	April 15, 2026	$0.16
June 15, 2026	June 30, 2026	July 15, 2026	$0.16
September 14, 2026	September 30, 2026	October 14, 2026	$0.16
March 17, 2025	March 31, 2025	April 15, 2025	$0.16
June 16, 2025	June 30, 2025	July 14, 2025	$0.16
September 15, 2025	September 30, 2025	October 15, 2025	$0.16
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
During the three months ended September 30, 2026, the Company repurchased 2.1 million shares of Class A common stock at a weighted average price of $4.81 per share for an aggregate cost of $9.9 million.
As of September 30, 2026, there was $20.5 million remaining available to make repurchases under the Stock Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) attributable to stockholders, net of immaterial tax effect. During the nine months ended September 30, 2026, there was no AOCI.
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

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
11. Fair Value
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. As of September 30, 2026, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026			December 31, 2025
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Loans and preferred equity held for investment, net(2)(3)	$3,089,431	$3,082,324	$2,741,020	$2,679,909	$2,678,315	$2,657,083
Financial liabilities:(1)
Securitization bonds payable, net	$1,371,022	$1,362,731	$1,371,022	$982,090	$977,082	$982,090
Mortgage and other notes payable, net	212,207	210,988	206,061	416,302	414,060	394,819
Credit facilities	1,059,853	1,059,853	1,059,853	1,078,098	1,078,098	1,078,098
_________________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Excludes future funding commitments of $145.2 million and $112.2 million as of September 30, 2026 and December 31, 2025, respectively.
(3)Carry value excludes CECL reserves of $106.3 million and $87.4 million as of September 30, 2026 and December 31, 2025, respectively.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2026. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
Securitization Bonds Payable, Net
The Company’s securitization bonds payable, net bear floating rates of interest. As of September 30, 2026, the Company believes the unpaid principal balance approximates fair value given the floating rate nature of the bonds and significant level of subordination within the securitization. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
Master Repurchase Facilities
The Company has amounts outstanding under Master Repurchase Facilities. The Master Repurchase Facilities bear floating rates of interest. As of September 30, 2026, the Company believes the carrying value approximates fair value due to the short-term nature of the debt, and as a result, contractual rates should equate to market rates. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
CECL
During the nine months ended September 30, 2026, the Company recorded specific CECL reserves of $11.1 million related to three multifamily loans, two office loans and one industrial loan. The specific CECL reserves were also charged off during the nine months ended September 30, 2026 following resolution of the loans.
Impairment of Operating Real Estate
During the nine months ended September 30, 2026, the Company recorded $15.3 million of impairment related to three retail properties and two multifamily properties. Refer to Note 4, “Real Estate, net” for further discussion.
12. Commitments and Contingencies
Lending Commitments
The Company has lending commitments to borrowers pursuant to certain loan agreements in which the borrower may submit a request for funding contingent on achieving certain criteria, which must be approved by the Company as lender, such as leasing, performance of capital expenditures and construction in progress with an approved budget. At September 30, 2026, assuming the terms to qualify for future fundings, if any, had been met, total unfunded lending commitments for loans and preferred equity held for investment were $135.7 million for senior loans, $1.7 million for mezzanine loans and $7.8 million for preferred equity. At December 31, 2025, total unfunded lending commitments for loans held for investment were $101.9 million for senior loans, $2.1 million for mezzanine loans and $8.2 million for preferred equity.
Ground Lease Obligation
In connection with real estate acquisitions, the Company assumed certain non-cancellable operating ground leases as lessee or sublessee with expiration dates through 2050. Rent on certain ground leases are paid directly by tenants.
At September 30, 2026 and December 31, 2025, the weighted average remaining lease term was 4.6 years and 11.8 years for ground leases, respectively.
The following table presents ground lease expense, included in property operating expense, for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense:
Minimum lease expense	$604	$797	$2,123	$2,395
Variable lease expense	—	—	—	—
	$604	$797	$2,123	$2,395

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The operating lease liability for ground leases was determined using a weighted average discount rate of 5.3%.
For these ground leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Office Lease
At September 30, 2026 and December 31, 2025, the weighted average remaining lease term was 2.7 years and 3.4 years for office leases, respectively. The office leases are located in New York, New York and Los Angeles, California.
For the three and nine months ended September 30, 2026 and 2025, the following table summarizes lease expense, included in operating expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Corporate Offices
Operating lease expense:
Fixed lease expense	$331	$328	$990	$979
Variable lease expense	—	—	—	—
	$331	$328	$990	$979
Total cash paid for office leases was $1.2 million for the nine months ended September 30, 2026.
The operating lease liability for the office leases was determined using a weighted average discount rate of 2.4%.
For these office leases, the Company has elected the practical expedient to combine lease and related nonlease components as a single lease component.
Litigation and Claims
The Company may be involved in litigation and claims in the ordinary course of the business. As of September 30, 2026, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
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
The following tables present the relevant financial information for the reportable segments for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended September 30, 2026
Interest income	$56,179	$(11)	$—	$56,168
Interest expense	(36,346)	(13)	(1,546)	(37,905)
Property and other income	77	30,737	373	31,187
Property operating expense	—	(19,161)	—	(19,161)
Transaction, investment and servicing expense	(1,346)	(53)	19	(1,380)
Interest expense on real estate	—	(4,655)	—	(4,655)
Depreciation and amortization	—	(4,052)	(32)	(4,084)
Increase of current expected credit loss reserve	(15,039)	—	—	(15,039)
Impairment of operating real estate	—	(5,986)	—	(5,986)
Compensation and benefits	—	—	(9,197)	(9,197)
Operating expense	3	—	(3,058)	(3,055)
Other gain, net	—	60,322	—	60,322
Income (loss) before income taxes	3,528	57,128	(13,441)	47,215
Income tax benefit (expense)	(4)	(4)	27	19
Net income (loss)	$3,524	$57,124	$(13,414)	$47,234

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Three Months Ended September 30, 2025
Interest income	$48,889	$—	$—	$48,889
Interest expense	(31,046)	(11)	(307)	(31,364)
Property and other income	—	32,748	2,301	35,049
Property operating expense	—	(19,675)	—	(19,675)
Transaction, investment and servicing expense	(616)	(23)	(215)	(854)
Interest expense on real estate	—	(5,170)	—	(5,170)
Depreciation and amortization	—	(7,155)	(33)	(7,188)
Increase of current expected credit loss reserve	(8,215)	—	—	(8,215)
Impairment of operating real estate	—	(2,509)	—	(2,509)
Compensation and benefits	—	—	(8,077)	(8,077)
Operating expense	9	(1)	(2,865)	(2,857)
Other gain, net	—	538	—	538
Income (loss) before income taxes	9,021	(1,258)	(9,196)	(1,433)
Income tax benefit (expense)	(86)	244	(29)	129
Net income (loss)	$8,935	$(1,014)	$(9,225)	$(1,304)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Nine Months Ended September 30, 2026
Interest income	$157,798	$(38)	$—	$157,760
Interest expense	(103,238)	(37)	(2,871)	(106,146)
Property and other income	190	94,014	4,079	98,283
Property operating expense	—	(57,750)	—	(57,750)
Transaction, investment and servicing expense	(2,912)	(162)	(645)	(3,719)
Interest expense on real estate	—	(14,868)	—	(14,868)
Depreciation and amortization	—	(20,799)	(98)	(20,897)
Increase of current expected credit loss reserve	(30,286)	—	—	(30,286)
Impairment of operating real estate	—	(15,256)	—	(15,256)
Compensation and benefits	—	—	(27,242)	(27,242)
Operating expense	33	(2)	(9,339)	(9,308)
Other gain, net	—	60,291	—	60,291
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	21,585	45,393	(36,116)	30,862
Equity in earnings (loss) of unconsolidated ventures	—	—	(602)	(602)
Income tax expense	(6)	(4)	(75)	(85)
Net income (loss)	$21,579	$45,389	$(36,793)	$30,175

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other	Total
Nine Months Ended September 30, 2025
Interest income	$145,461	$42	$135	$145,638
Interest expense	(94,453)	(146)	(911)	(95,510)
Property and other income	—	95,423	6,364	101,787
Property operating expense	—	(46,293)	—	(46,293)
Transaction, investment and servicing expense	(1,455)	(73)	(518)	(2,046)
Interest expense on real estate	—	(18,499)	—	(18,499)
Depreciation and amortization	—	(28,249)	(97)	(28,346)
Increase of current expected credit loss reserve	(8,562)	—	—	(8,562)
Impairment of operating real estate	—	(53,636)	—	(53,636)
Compensation and benefits	—	—	(26,700)	(26,700)
Operating expense	—	(4)	(9,044)	(9,048)
Other gain (loss), net	55	(3,132)	12	(3,065)
Income (loss) before income taxes	41,046	(54,567)	(30,759)	(44,280)
Income tax benefit (expense)	(220)	21,760	(29)	21,511
Net income (loss)	$40,826	$(32,807)	$(30,787)	$(22,769)

The following table presents total assets by segment as of September 30, 2026 and December 31, 2025 (dollars in thousands):

Total Assets	Senior and Mezzanine Loans and Preferred Equity	Net Leased and Other Real Estate	Corporate and Other(1)	Total
September 30, 2026	$3,084,747	$522,872	$59,954	$3,667,573
December 31, 2025	2,689,862	800,394	74,574	3,564,830
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
Geography
Geography is generally defined as the location in which the income producing assets reside or the location in which income generating services are performed. Geography information on total income includes equity in earnings of unconsolidated ventures. Geography information on total income and long-lived assets are presented as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total income by geography:
United States	$87,355	$83,938	$256,043	$237,928
Norway	—	—	—	9,497
Total(1)	$87,355	$83,938	$256,043	$247,425
_________________________________________
(1)Includes interest income and property and other income.

BRIGHTSPIRE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
14. Earnings Per Share
The Company’s net loss and weighted average shares outstanding for the three and nine months ended September 30, 2026 and 2025 consist of the following (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$47,234	$(1,304)	$30,175	$(22,769)
Net income (loss) attributable to noncontrolling interests:
Investment Entities	(300)	2,288	3,272	5,976
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$46,934	$984	$33,447	$(16,793)

Numerator:
Dividends and undistributed earnings allocated to participating securities (non-vested shares)	$(1,291)	$(458)	$(1,680)	$(1,398)
Numerator for basic income (loss) per common share	$45,643	$526	$31,767	$(18,191)
Impact of assumed conversion of dilutive unvested PSUs	124	—	—	—
Numerator for diluted income (loss) per common share	$45,767	$526	$31,767	$(18,191)

Denominator:
Weighted average shares outstanding - basic(1)	122,318	126,940	124,974	127,089
Unvested PSUs	582	—	979	—
Unvested restricted stock	—	2,905	—	—
Weighted average shares outstanding - diluted(2)	122,900	129,845	125,953	127,089

Net income (loss) per common share - basic	$0.37	$0.00	$0.25	$(0.14)
Net income (loss) per common share - diluted	$0.37	$0.00	$0.25	$(0.14)
_________________________________________
(1)The outstanding shares used to calculate the weighted average basic shares outstanding exclude 3,407,046 and 2,865,399 of restricted stock awards as of September 30, 2026 and September 30, 2025, net of forfeitures, respectively, as those shares were issued but were not vested and therefore, not considered outstanding for purposes of computing basic net income (loss) per common share.
(2)The calculation of diluted earnings per share for the nine months ended September 30, 2025, excludes the effect of weighted average unvested restricted shares of 2,874,546 as the effect would be antidilutive.
15. Subsequent Events
BRSP 2026-FL4
On October 16, 2026, the Company executed a $960.0 million securitization transaction, BRSP 2026-FL4, which resulted in the sale of $844.8 million of investment grade notes. The securitization reflects an initial advance rate of 88.0% at a weighted average coupon at issuance of Term SOFR+1.54% (before transaction costs) and is collateralized by a pool of 29 first-lien floating-rate mortgages secured by 38 properties. On October 19, 2026, the Company also redeemed the outstanding securities under BRSP 2024-FL2, including the investment grade bonds, which totaled $537.8 million.
Dividends
In October 2026, the Company paid a quarterly cash dividend of $0.16 per share of its Class A common stock for the quarter ended September 30, 2026, to stockholders of record as of September 30, 2026.
Loan Originations
Subsequent to September 30, 2026, the Company originated one senior mortgage loan with a total commitment of $43.0 million.
Real Estate Sale
In October 2026, the Company sold one multifamily property for total gross proceeds of $32.5 million.

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
Significant Developments
During the three months ended September 30, 2026, and through October 27, 2026, significant developments affecting our business and results of operations of our portfolio included the following:
Capital Resources
•On October 16, 2026, we closed a $960.0 million securitization transaction, BRSP 2026-FL4. We placed $844.8 million of investment grade securities with institutional investors providing term financing on a non-mark-to-market, non-recourse basis. BRSP 2026-FL4 is collateralized by interests in 29 first-lien floating rate mortgages secured by 38 properties, with an 88.0% initial advance rate at a weighted average coupon at issuance of Term SOFR + 1.54%, before transaction costs;
•On October 19, 2026, we redeemed the outstanding securities under BRSP 2024-FL2, including the investment grade bonds, which totaled $537.8 million. The 26 senior loan investments, with an aggregate unpaid principal balance of $628.9 million, held by BRSP 2024-FL2 were refinanced by the issuance of securities under BRSP 2026-FL4 and with existing Master Repurchase Facilities;
•Declared and paid a third quarter dividend of $0.16 per share on October 14, 2026; and
•Under our Stock Repurchase Program, we have repurchased 2.1 million shares of our Class A common stock at an aggregate cost of $9.9 million.
Our Portfolio
•We originated eight senior mortgage loans for a total commitment of $315.5 million;
•We received loan repayment proceeds of $78.8 million from four loans;
•As of October 27, 2026, our watchlist (loans with a risk ranking of 4 or 5) consisted of the following (refer to “Our Portfolio” for further discussion):
◦Five loans with a risk ranking of 4 and total carrying value of $187.0 million;
•Our general CECL reserve increased by $7.5 million from June 30, 2026 to September 30, 2026. At September 30, 2026, our general CECL reserve for our outstanding loans and future loan funding commitments is $107.2 million, which is 3.32% of the aggregate commitment amount of our loan portfolio;
•We recorded specific CECL reserves of $7.8 million related to one office loan that was also charged off during the three months ended September 30, 2026. At September 30, 2026, there were no specific CECL reserves on our consolidated balance sheets;
•Sold one industrial portfolio and one multifamily property for a total gross sales price of $325.1 million. In connection with the sales, we recognized a gain of $60.3 million on the industrial portfolio and recorded impairment of operating real estate of $1.8 million on the multifamily property;
•In October 2026, we sold one multifamily property with a carry value of $32.0 million and recorded impairment of operating real estate of $0.8 million during the three months ended September 30, 2026; and
•Deconsolidated the assets and liabilities of one retail property following the loss of control and recorded impairment of operating real estate of $3.4 million.

Financial Results
•Generated GAAP net income of $46.9 million, or $0.37 per basic and diluted share, Distributable Earnings of $10.3 million or $0.08 per share and Adjusted Distributable Earnings of $17.8 million or $0.14 per share for the three months ended September 30, 2026. Distributable Earnings and Adjusted Distributable Earnings are non-GAAP financial measures. A reconciliation of these measures to net income attributable to the Company’s common stockholders is in the section “Non-GAAP Supplemental Financial Measures” below.
Trends Affecting Our Business
Global Markets
Commercial real estate markets continue to be influenced by elevated interest rates, reduced transaction activity, uncertainty from the Administration’s tariff initiative and trade policy, ongoing geopolitical conflict in the Middle East, and persistent inflationary pressure, particularly in energy prices. In September 2026, the Federal Reserve raised the target range for the federal funds rate by 25 basis points to 3.75% - 4.00%, its first increase since 2023. Minutes of the September meeting indicate that most participants assessed that another increase would likely be appropriate by year-end, although future decisions are expected to depend on incoming information; it is uncertain as to if, when, in which direction, how many and by how much any subsequent changes in the federal funds rate will occur. Higher borrowing costs and conservative lending practices have pressured property valuations and refinancing activity, particularly for loans originated in prior low‑rate environments. To the extent certain of our borrowers are experiencing significant financial dislocation as a result of economic conditions, we have and may continue to use interest and other reserves and/or replenishment obligations of the borrower and/or guarantors to meet current interest payment obligations for a limited period.
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

Our Portfolio
As of September 30, 2026, our portfolio consisted of 123 investments representing approximately $3.5 billion in carrying value (based on our share of ownership and excluding cash, cash equivalents and certain other assets). Our senior and mezzanine loans and preferred equity consisted of 111 investments with a weighted average cash coupon of 3.3% and a weighted average all-in unlevered yield of 7.4%. Our net leased and other real estate consisted of approximately 1.7 million total square feet of space and total third quarter 2026 NOI of that portfolio was approximately $6.9 million. Refer to “Non-GAAP Supplemental Financial Measures” below for further information on NOI.
As of September 30, 2026, our portfolio consisted of the following investments (dollars in thousands):

	Count(1)	Carrying value (Consolidated)	Carrying value (at BRSP share)(2)	Net carrying value (Consolidated)(3)	Net carrying value (at BRSP share)(4)
Our Portfolio
Senior loans	99	$3,047,731	$3,047,731	$693,161	$693,161
Mezzanine loans	1	15,105	15,105	15,105	15,105
Preferred equity	11	19,488	19,488	19,488	19,488
Subtotal	111	3,082,324	3,082,324	727,754	727,754
Net leased real estate	5	78,265	78,265	(5,182)	(5,182)
Other real estate	6	370,535	366,270	210,472	210,978
Private equity interests	1	1,414	1,414	1,414	1,414
Total	123	$3,532,538	$3,528,273	$934,458	$934,964
________________________________________
(1)Count for net leased real estate and other real estate represents number of investments.
(2)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of September 30, 2026.
(3)Net carrying value represents carrying value less any associated financing as of September 30, 2026.
(4)Net carrying value at our share represents the proportionate carrying value based on asset ownership less any associated financing based on ownership as of September 30, 2026.
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
At September 30, 2026, our weighted average risk ranking increased to 3.1 compared to 3.0 at June 30, 2026. During the third quarter of 2026, we had the following risk ranking activity for risk ranked 4 and 5 assets:
•One office loan with a risk ranking of 4 was repaid;
•Downgrades: Two office loans were downgraded to a risk ranking of 4 from a risk ranking of 3.
Senior and Mezzanine Loans and Preferred Equity
The following tables provide a summary of our senior and mezzanine loans and preferred equity based on our internal risk rankings, collateral property type and geographic distribution as of September 30, 2026 (dollars in thousands):

		Carrying Value (at BRSP share)(1)
Risk Ranking	Count	Senior loans	Mezzanine loans	Preferred equity	Total	% of Total
3	103	$2,865,905	$15,105	$14,356	$2,895,366	93.9%
4(2)	8	181,826	—	5,132	186,958	6.1%
	111	$3,047,731	$15,105	$19,488	$3,082,324	100.0%

Weighted average risk ranking						3.1
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of September 30, 2026.
(2)Count includes three preferred equity investments where we are also the senior lender.

		Carrying value (at BRSP share)(1)
Collateral property type	Count	Senior loans	Mezzanine loans	Preferred equity	Total	% of Total
Multifamily	84	$2,203,063	$—	$15,924	$2,218,987	71.9%
Office	18	553,229	15,105	3,564	571,898	18.6%
Other (Mixed-use)(2)	5	184,357	—	—	184,357	6.0%
Industrial	3	82,591	—	—	82,591	2.7%
Hotel	1	24,491	—	—	24,491	0.8%
Total	111	$3,047,731	$15,105	$19,488	$3,082,324	100.0%
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of September 30, 2026.
(2)Other includes commercial and residential development assets.

		Carrying value (at BRSP share)(1)
Region	Count	Senior loans	Mezzanine loans	Preferred equity	Total	% of Total
US West	40	$1,230,306	$—	$1,758	$1,232,064	39.9%
US Southwest	46	1,060,415	—	17,730	1,078,145	35.0%
US Northeast	9	299,094	15,105	—	314,199	10.2%
US Southeast	12	325,844	—	—	325,844	10.6%
US Midwest	4	132,072	—	—	132,072	4.3%
Total	111	$3,047,731	$15,105	$19,488	$3,082,324	100.0%
_________________________________________
(1)Carrying value at our share represents the proportionate carrying value based on ownership by asset as of September 30, 2026.

The following table provides asset level detail for our senior and mezzanine loans and preferred equity as of September 30, 2026 (dollars in thousands):

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Multifamily
Loan 1	Senior	12/12/2025	Los Angeles, CA	$70,262	$70,800	Floating	2.4%	6.6%	1/9/2031	76%	3
Loan 2	Senior	5/17/2022	Las Vegas, NV	56,855	54,867	Floating	2.0%	5.9%	6/9/2027	74%	4
Loan 3	Senior	8/28/2026	Torrance, CA	53,836	54,400	Floating	2.3%	6.5%	9/9/2031	75%	3
Loan 4	Senior	12/10/2025	St. Louis, MO	52,660	53,000	Floating	2.5%	6.9%	1/9/2031	68%	3
Loan 5	Senior	9/25/2026	Austin, TX	51,335	51,860	Floating	2.4%	6.8%	10/9/2031	70%	3
Loan 6	Senior	5/26/2021	Las Vegas, NV	48,225	47,380	Floating	3.0%	6.9%	6/9/2028	80%	3
Loan 7	Senior	5/29/2026	Cypress, TX	47,130	47,579	Floating	2.3%	6.7%	6/9/2031	75%	3
Loan 8	Senior	3/17/2026	San Diego, CA	46,639	47,000	Floating	2.4%	6.8%	4/9/2031	65%	3
Loan 9	Senior	3/16/2026	Sunnyvale, CA	46,036	46,461	Floating	2.4%	6.6%	4/9/2031	68%	3
Loan 10	Senior	1/8/2026	San Bernadino, CA	41,963	42,300	Floating	2.7%	6.9%	2/9/2031	71%	3
Subtotal top 10 multifamily				$514,941	$515,647	17% of total loans

Loan 11	Senior	11/6/2025	Mesa, AZ	$41,751	$42,086	Floating	2.6%	6.8%	11/9/2030	68%	3
Loan 12	Senior	3/31/2022	Louisville, KY	41,206	41,095	Floating	2.8%	6.7%	4/9/2027	72%	3
Loan 13	Senior	12/30/2025	Madison, AL	41,176	41,500	Floating	2.5%	6.7%	1/9/2031	75%	3
Loan 14	Senior	1/8/2026	Tucson, AZ	40,572	40,947	Floating	2.6%	6.8%	1/9/2031	74%	3
Loan 15	Senior	3/31/2022	Long Beach, CA	40,558	40,507	Floating	3.4%	7.3%	4/9/2027	74%	3
Loan 16	Senior	7/15/2021	Dallas, TX	40,338	40,338	Floating	3.2%	7.1%	10/9/2026	77%	3
Loan 17	Senior	7/15/2021	Jersey City, NJ	40,108	40,000	Floating	3.1%	7.0%	8/9/2027	66%	3
Loan 18	Senior	7/13/2026	Buena Park, CA	39,632	40,103	Floating	2.4%	5.5%	8/9/2031	75%	3
Loan 19	Senior	7/12/2022	Irving, TX	38,475	38,379	Floating	3.6%	7.5%	8/9/2027	73%	3
Loan 20	Senior	12/21/2020	Austin, TX	37,000	37,000	Floating	3.1%	7.0%	1/9/2029	54%	3
Subtotal top 20 multifamily				$915,757	$917,602	30% of total loans

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Loan 21	Senior	1/12/2022	Los Angeles, CA	$36,550	$36,550	Floating	3.4%	7.3%	2/9/2027	65%	3
Loan 22	Senior	5/15/2026	Las Vegas, NV	34,951	35,250	Floating	2.4%	6.7%	6/9/2031	61%	3
Loan 23	Senior	5/21/2026	Tucson, AZ	34,070	34,416	Floating	2.5%	6.8%	6/9/2031	70%	3
Loan 24	Senior	7/29/2021	Phoenix, AZ	33,325	33,325	Floating	3.4%	7.3%	1/9/2027	75%	3
Loan 25	Senior	2/20/2025	Las Vegas, NV	32,930	33,000	Floating	3.4%	7.8%	3/9/2030	59%	3
Loan 26	Senior	12/23/2025	Jackson, TN	32,743	33,000	Floating	3.0%	7.2%	1/9/2031	62%	3
Loan 27	Senior	10/14/2025	New Braunfels, TX	32,158	32,340	Floating	2.6%	7.0%	11/9/2030	68%	3
Loan 28	Senior	4/29/2021	Las Vegas, NV	31,678	31,678	Floating	3.2%	7.1%	5/9/2027	76%	3
Loan 29	Senior	2/17/2022	Long Beach, CA	31,563	31,522	Floating	3.4%	7.3%	3/9/2027	67%	3
Loan 30	Senior	4/28/2026	Birmingham, AL	31,038	31,325	Floating	2.8%	7.2%	5/9/2031	67%	3
Loan 31	Senior	7/20/2026	Los Angeles, CA	30,989	31,300	Floating	2.8%	7.0%	8/9/2031	78%	3
Loan 32	Senior	4/15/2022	Mesa, AZ	30,160	30,160	Floating	3.4%	7.3%	5/9/2027	75%	3
Loan 33	Senior	2/13/2025	Las Vegas, NV	29,765	29,827	Floating	2.7%	7.0%	3/9/2030	70%	3
Loan 34	Senior	9/18/2025	Nashville, TN	29,506	29,715	Floating	2.6%	6.8%	10/9/2030	68%	3
Loan 35	Senior	8/31/2021	Glendale, AZ	28,942	28,855	Floating	3.3%	7.2%	3/9/2027	75%	3
Loan 36	Senior	4/23/2026	Raleigh, NC	28,756	29,043	Floating	2.8%	7.0%	5/9/2031	72%	3
Loan 37	Senior	5/7/2026	Austin, TX	28,654	28,948	Floating	2.6%	6.8%	5/9/2031	74%	3
Loan 38	Senior	9/26/2025	Nashville, TN	27,852	28,000	Floating	2.7%	7.1%	10/9/2030	65%	3
Loan 39	Senior	1/22/2026	Costa Mesa, CA	27,806	28,000	Floating	2.4%	6.8%	2/9/2031	63%	3
Loan 40	Senior	2/25/2025	Denver, CO	25,687	25,687	Floating	3.3%	7.7%	3/9/2028	68%	3
Loan 41	Senior	12/21/2021	Phoenix, AZ	25,596	25,596	Floating	3.6%	7.5%	1/9/2027	75%	3
Loan 42	Senior	11/4/2025	Santa Rosa, CA	25,509	25,724	Floating	2.8%	7.0%	12/9/2030	74%	3
Loan 43	Senior	7/12/2022	Irving, TX	25,496	25,433	Floating	3.6%	7.5%	8/9/2027	72%	3
Loan 44	Senior	3/8/2022	Glendale, AZ	25,347	25,347	Floating	3.5%	7.4%	3/9/2027	73%	3
Loan 45	Senior	8/17/2026	Los Angeles, CA	24,849	25,095	Floating	2.5%	6.8%	9/9/2031	75%	3
Loan 46	Senior	3/31/2022	Phoenix, AZ	24,001	24,001	Floating	3.7%	7.6%	4/9/2027	75%	3
Loan 47	Senior	11/4/2021	Austin, TX	23,590	23,529	Floating	3.4%	7.3%	11/9/2026	71%	4

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Loan 48	Senior	12/10/2024	Seattle, WA	23,502	23,534	Floating	2.8%	7.1%	1/9/2030	65%	3
Loan 49	Senior	8/14/2025	Dallas, TX	22,556	22,676	Floating	3.0%	7.3%	9/9/2030	59%	3
Loan 50	Senior	6/22/2021	Phoenix, AZ	22,292	22,292	Floating	3.3%	7.2%	1/9/2027	75%	3
Loan 51	Senior	5/8/2026	Dallas, TX	21,833	22,050	Floating	2.4%	6.6%	5/9/2031	69%	3
Loan 52	Senior	12/19/2025	Shakopee, MN	21,361	21,500	Floating	2.5%	6.9%	1/9/2031	65%	3
Loan 53	Senior	7/1/2021	Aurora, CO	21,342	21,305	Floating	3.2%	7.1%	7/9/2028	73%	3
Loan 54	Senior	10/18/2024	Garland, TX	20,690	20,805	Floating	3.7%	7.9%	11/9/2029	70%	3
Loan 55	Senior	1/12/2022	Austin, TX	20,403	20,403	Floating	3.4%	7.3%	2/9/2027	75%	3
Loan 56	Senior	12/21/2021	Gresham, OR	20,235	20,235	Floating	2.8%	6.7%	7/9/2028	74%	3
Loan 57	Senior	9/10/2026	Owings Mils, MD	19,878	20,085	Floating	2.4%	6.6%	9/9/2031	68%	3
Loan 58	Senior	8/6/2021	La Mesa, CA	19,787	19,787	Floating	2.8%	6.7%	8/9/2028	70%	3
Loan 59	Senior	9/1/2021	Bellevue, WA	19,308	19,308	Floating	3.4%	7.3%	3/8/2027	64%	3
Loan 60	Senior	7/14/2021	Salt Lake City, UT	18,830	18,783	Floating	2.8%	6.7%	8/9/2028	73%	3
Loan 61	Senior	11/20/2025	Whittier, CA	17,707	17,815	Floating	2.5%	6.9%	12/9/2030	59%	3
Loan 62	Senior	10/23/2025	Huntsville, AL	17,595	17,700	Floating	2.8%	7.2%	11/9/2030	55%	3
Loan 63	Senior	5/5/2022	Charlotte, NC	17,250	17,250	Floating	3.5%	7.4%	5/9/2028	61%	3
Loan 64	Senior	9/16/2025	Glendale, AZ	17,038	17,160	Floating	2.6%	6.8%	10/9/2030	73%	3
Loan 65	Senior	9/18/2025	Mobile, AL	15,889	16,000	Floating	2.8%	7.0%	10/9/2030	73%	3
Loan 66	Senior	6/25/2026	Phoenix, AZ	15,775	15,932	Floating	2.9%	7.3%	7/9/2031	73%	3
Loan 67	Senior	1/10/2025	Lebanon, TN	15,750	15,750	Floating	3.6%	7.5%	2/9/2030	71%	3
Loan 68	Senior	5/27/2026	San Francisco, CA	15,693	15,900	Floating	2.6%	7.0%	6/9/2031	64%	3
Loan 69	Senior	5/5/2025	Dallas, TX	13,702	13,750	Floating	2.9%	7.3%	5/9/2030	65%	3
Loan 70	Senior	8/19/2025	Phoenix, AZ	13,677	13,771	Floating	2.7%	6.9%	9/9/2030	75%	3
Loan 71	Senior	7/3/2025	Northridge, CA	13,196	13,250	Floating	3.3%	7.7%	7/3/2030	74%	3
Loan 72	Senior	11/22/2024	Garland, TX	12,916	12,983	Floating	3.5%	7.7%	12/9/2029	63%	3
Loan 73	Senior	11/20/2025	Hoboken, NJ	12,424	12,500	Floating	2.4%	6.8%	12/9/2030	61%	3
Loan 74	Senior	3/8/2022	Glendale, AZ	11,664	11,664	Floating	3.5%	7.4%	3/9/2027	73%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Loan 75	Senior	12/19/2025	Mesa, AZ	11,504	11,605	Floating	2.8%	7.0%	1/9/2031	70%	3
Loan 76(6)	Preferred	5/9/2025	Phoenix, AZ	2,349	2,349	Fixed	n/a(6)	14.0%	4/9/2027	n/a	3
Loan 77(6)	Preferred	5/9/2025	Mesa, AZ	2,328	2,328	Fixed	n/a(6)	14.0%	5/9/2027	n/a	3
Loan 78(6)	Preferred	5/9/2025	Glendale, AZ	2,228	2,228	Fixed	n/a(6)	14.0%	3/9/2027	n/a	3
Loan 79(6)	Preferred	5/9/2025	Phoenix, AZ	2,059	2,059	Fixed	n/a(6)	14.0%	1/9/2027	n/a	3
Loan 80(6)	Preferred	5/9/2025	Phoenix, AZ	2,001	2,001	Fixed	n/a(6)	14.0%	1/9/2027	n/a	3
Loan 81(6)	Preferred	5/9/2025	Phoenix, AZ	1,817	1,817	Fixed	n/a(6)	14.0%	1/9/2027	n/a	3
Loan 82(7)	Preferred	12/23/2025	Austin, TX	1,500	1,500	Fixed	n/a(7)	15.0%	11/9/2026	n/a	4
Loan 83(8)	Preferred	7/7/2026	Las Vegas, NV	912	912	Fixed	n/a(8)	10.0%	6/9/2027	n/a	4
Loan 84(7)	Preferred	2/18/2026	Austin, TX	728	728	Fixed	n/a(7)	15.0%	2/9/2027	n/a	3
Total/Weighted average multifamily loans				$2,218,987	$2,225,983	72% of total loans	2.8%	7.0%	2.9 years		3.0

Office
Loan 85	Senior	1/19/2021	Phoenix, AZ	$78,118	$77,715	Floating	3.7%	7.6%	10/9/2026	70%	3
Loan 86	Senior	8/28/2018	San Jose, CA	73,571	73,571	Floating	4.9%	8.8%	3/9/2028	69%	3
Loan 87	Senior	2/13/2019	Baltimore, MD	58,606	58,606	Floating	3.6%	7.5%	2/9/2027	74%	3
Loan 88	Senior	11/17/2021	Dallas, TX	41,533	41,533	Floating	4.0%	7.9%	12/9/2026	61%	4
Loan 89	Senior	5/23/2022	Plano, TX	38,633	38,524	Floating	4.3%	8.2%	6/9/2027	64%	3
Loan 90	Senior	4/27/2022	Plano, TX	38,542	38,438	Floating	4.1%	8.0%	5/9/2027	70%	3
Loan 91	Senior	4/7/2022	San Jose, CA	32,435	32,406	Floating	4.2%	8.3%	4/9/2027	70%	3
Loan 92	Senior	10/21/2021	Blue Bell, PA	30,259	30,259	Floating	3.8%	7.7%	4/9/2027	67%	4
Loan 93	Senior	3/31/2022	Blue Bell, PA	29,590	29,590	Floating	4.2%	8.1%	4/9/2027	59%	4
Loan 94	Senior	2/26/2019	Charlotte, NC	27,084	27,084	Floating	4.3%	8.2%	7/9/2027	56%	3
Subtotal top 10 office loans				$448,371	$447,726	15% of total loans

Loan 95	Senior	12/7/2018	Carlsbad, CA	26,668	26,290	Floating	3.9%	7.8%	12/9/2026	74%	3
Loan 96	Senior	7/30/2021	Denver, CO	23,896	23,896	Floating	5.0%	8.9%	8/9/2027	72%	3

	Loan Type	Origination Date	City, State	Carrying value(1)	Principal balance	Coupon type	Cash Coupon(2)	Unlevered all-in yield(3)	Extended maturity date	Loan-to-value(4)	Q3 Risk ranking(5)

Loan 97	Senior	8/27/2019	San Francisco, CA	22,716	22,716	Floating	2.9%	6.9%	9/9/2027	74%	3
Loan 98	Senior	10/13/2021	Burbank, CA	18,216	18,216	Floating	4.0%	7.9%	11/9/2026	65%	3
Loan 99(9)	Mezzanine	2/13/2023	Baltimore, MD	15,105	15,105	n/a(9)	n/a(9)	n/a(9)	2/9/2027	84% - 85%	3
Loan 100	Senior	11/10/2021	Richardson, TX	13,362	13,320	Floating	4.1%	8.0%	12/9/2026	71%	3
Loan 101(10)	Preferred	12/12/2025	Dallas, TX	2,719	2,719	Fixed	n/a(10)	15.0%	12/9/2026	n/a	4
Loan 102(11)	Preferred	9/9/2025	San Francisco, CA	845	845	Fixed	n/a(11)	20.0%	9/9/2027	n/a	3
Total/Weighted average office loans				$571,898	$570,833	19% of total loans	3.9%	7.8%	0.6 years		3.2

Other (Mixed-use)
Loan 103	Senior	10/24/2019	Brooklyn, NY	$79,308	$79,308	Floating	4.2%	8.1%	11/9/2027	66%	3
Loan 104	Senior	5/3/2022	Brooklyn, NY	28,923	28,923	Floating	4.4%	8.3%	11/9/2028	68%	3
Loan 105	Senior	4/3/2024	South Pasadena, CA	28,781	28,781	Fixed	20.0%	20.0%	10/9/2026	84%	3
Loan 106	Senior	10/8/2025	Venice, CA	25,275	25,422	Floating	4.8%	9.2%	10/9/2030	67%	3
Loan 107	Senior	8/31/2021	Los Angeles, CA	22,070	22,070	Floating	4.6%	8.5%	9/9/2027	66%	3
Total/Weighted average other (mixed-use) loans				$184,357	$184,504		6.8%	10.2%	1.5 years		3.0

Industrial
Loan 108	Senior	3/25/2026	Oklahoma City, OK	$33,560	$33,841	Floating	2.8%	7.2%	4/9/2031	56%	3
Loan 109	Senior	7/2/2026	Hawthorne, CA	29,628	29,945	Floating	2.5%	6.9%	7/9/2031	50%	3
Loan 110	Senior	5/4/2026	Wilmer, TX	19,402	19,625	Floating	2.7%	6.9%	5/9/2031	44%	3
Total/Weighted average industrial loans				$82,591	$83,411		2.6%	7.0%	4.6 years		3.0

Hotel
Loan 111	Senior	3/12/2026	Chicago, IL	$24,491	$24,700	Floating	3.2%	7.6%	4/9/2031	50%	3
Total/Weighted average hotel loans				$24,491	$24,700		3.2%	7.6%	4.5 years		3.0

Total/Weighted average senior and mezzanine loans and preferred equity - Our Portfolio				$3,082,324	$3,089,431		3.3%	7.4%	2.5 years		3.1

_________________________________________
(1)Represents carrying values at our share as of September 30, 2026 and excludes general CECL reserves.
(2)Represents the stated coupon rate for loans; for floating rate loans, does not include Secured Overnight Financing Rate (“SOFR”), which was 3.91% as of September 30, 2026.
(3)In addition to the stated cash coupon rate, unlevered all-in yield includes non-cash payment-in-kind interest income and the accrual of origination and exit fees. Unlevered all-in yield for the loan portfolio assumes the applicable floating benchmark rate as of September 30, 2026 for weighted average calculations.
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
(5)On a quarterly basis, our senior and mezzanine loans are rated “1” through “5,” from less risk to greater risk. Represents risk ranking as of September 30, 2026.
(6)Loans 76-81 have payment-in-kind provisions and accrue interest at 14%.
(7)Loans 82 and 84 have payment-in-kind provisions and accrue interest at 15%.
(8)Loan 83 has a payment-in-kind provision and accrues interest at 10%
(9)Loan 99 was placed on nonaccrual status in April 2024; as such, no income is being recognized.
(10)Loan 101 has a payment-in-kind provision and accrues interest at 15%.
(11)Loan 102 has a payment-in-kind provision and accrues interest at 20%.
At September 30, 2026, our general CECL reserve for our outstanding loans and future loan funding commitments is $107.2 million, which is 3.32% of the aggregate commitment amount of our loan portfolio. This represents an increase of $7.5 million from $99.7 million or 3.27% of the aggregate commitment amount of our loan portfolio at June 30, 2026. The increase in our general CECL reserves was primarily driven by macroeconomic conditions, originations activity and other model inputs.
Net Leased and Other Real Estate
We have five direct investments in CRE with long-term leases to tenants on a net lease basis, where such tenants generally will be responsible for property operating expenses such as insurance, utilities, maintenance, capital expenditures and real estate taxes. Additionally, we have one other real estate investment through a joint venture with one partner. We also own four properties included in other real estate that were acquired through deeds-in-lieu of foreclosure and foreclosure and consolidated one property after being deemed the primary beneficiary of the variable interest entity holding it.
As of September 30, 2026, $444.5 million or 12.6% of our assets were invested in net leased and other real estate properties. The following table presents our net leased and other real estate investments as of September 30, 2026 (dollars in thousands):

	Count(1)	Carrying Value(2)	NOI for the three months ended September 30, 2026(3)(4)
Net leased real estate	5	$78,265	$2,636
Other real estate	6	366,270	4,279
Total/Weighted average net leased and other real estate	11	$444,535	$6,915
________________________________________
(1)Count represents the number of investments.
(2)Represents carrying values at our share as of September 30, 2026; includes real estate tangible assets, deferred leasing costs and other intangible assets.
(3)Refer to “Non-GAAP Supplemental Financial Measures” for further information on NOI.
(4)Excludes $4.6 million of NOI related to an industrial portfolio and multifamily property sold during the third quarter of 2026.

The following table provides asset-level detail of our net leased and other real estate as of September 30, 2026:

	Collateral type	City, State	Number of properties	Rentable square feet (“RSF”) / units/keys(1)	Weighted average % leased(2)	Weighted average lease term (yrs)(3)	Undepreciated net book value(4)	SL Rent Receivable (5)	Principal amount of debt(6)	Final debt maturity date
Net leased real estate
Net lease 1(7)	Office	Aurora, CO	1	183,529 RSF	100%	1.2	$27,154	$231	$27,465	Aug-26
Net lease 2	Office	Indianapolis, IN	1	338,000 RSF	100%	4.3	19,165	595	20,221	Oct-27
Net lease 3(8)(9)(10)	Retail	Various - U.S.	4	269,600 RSF	100%	3.0	—	54	26,529	Nov-26 & Mar-28
Net lease 4(8)	Retail	Keene, NH	1	45,471 RSF	100%	2.3	—	27	6,308	Nov-26
Net lease 5	Retail	South Portland, ME	1	52,900 RSF	100%	5.3	4,730	105	—	—
Net lease 6(8)(10)	n/a	n/a	—	n/a	n/a	n/a	—	—	2,924	Nov-26
Total/Weighted average net leased real estate			8	889,500 RSF	100%	2.6	$51,049	$1,012	$83,447

Other real estate
Other real estate 1(11)	Hotel	San Jose, CA	1	541 Keys	81%	n/a	$144,634	$—	$—	—
Other real estate 2(8)(12)	Office	Creve Coeur, MO	7	847,604 RSF	80%	3.0	—	2,747	90,642	Dec-28
Other real estate 3(11)	Multifamily	Dallas, TX	1	624 Units	55%	n/a	45,429	—	—	—
Other real estate 4(11)	Multifamily/Pre-dev(13)	Santa Clara, CA	1	n/a	n/a	n/a	6,413	—	33,347	Jul-28
Other real estate 5	Multifamily	Arlington, TX	1	436 Units	89%	n/a	39,383	—	—	—
Other real estate 6(8)(11)	Multifamily	Fort Worth, TX	1	354 Units	90%	n/a	31,984	—	—	—
Total/Weighted average other real estate			12	n/a	79%	3.0	$267,843	$2,747	$123,989

Total net leased and other real estate			20
_________________________________________
(1)Rentable square feet based on carrying value at our share as of September 30, 2026.
(2)Represents the percent leased as of September 30, 2026. Weighted average calculation based on carrying value at our share as of September 30, 2026.
(3)Based on in-place leases (defined as occupied and paying leases) as of September 30, 2026, and assumes that no renewal options are exercised. Weighted average calculation based on carrying value at our share as of September 30, 2026.
(4)Represents undepreciated book value at our share net of associated principal amounts of debt at our share as of September 30, 2026. Undepreciated book value per share is a non-GAAP financial measure. Refer to “Undepreciated Book Value Per Share” in “Non-GAAP Supplemental Measures” for further information.
(5)Represents straight line rent receivable as of September 30, 2026. This is included in “Receivables, net” on our consolidated balance sheet.
(6)Represents principal amount of debt at our share as of September 30, 2026.
(7)The mortgage payable collateralized by Net lease 1 is in maturity default. We are currently negotiating an extension with our lender.
(8)Represents a property where we previously recorded impairment. For Net lease 3, three individual properties were impaired.
(9)Net lease 3 consists of two separate mortgage notes.
(10)During the second quarter of 2026, we received notice that we were in default on the mortgage notes payable cross-collateralized by five properties included in Net Lease 3, Net Lease 4 and Net Lease 6. As a result, we deconsolidated two properties collateralizing Net Lease 3 and the property collateralizing Net Lease 6.
(11)Property was acquired through foreclosure or deed-in-lieu of foreclosure.
(12)The current maturity date is December 2027, with a one-year extension available, subject to satisfaction of certain customary conditions set forth in the governing documents.
(13)Represents a multifamily construction/development project.

Results of Operations
The following table summarizes our portfolio results of operations for the three months ended September 30, 2026 and June 30, 2026, (dollars in thousands):

	Three Months Ended September 30,	Three Months Ended June 30,	Q3 ‘26 vs Q2 ‘26
	2026	2026	Change
Net interest income
Interest income	$56,168	$52,077	$4,091
Interest expense	(37,905)	(34,848)	(3,057)
Net interest income	18,263	17,229	1,034

Property and other income
Property operating income	30,837	30,432	405
Other income	350	1,039	(689)
Total property and other income	31,187	31,471	(284)

Expenses
Property operating expense	19,161	18,511	650
Transaction, investment and servicing expense	1,380	1,507	(127)
Interest expense on real estate	4,655	5,121	(466)
Depreciation and amortization	4,084	8,187	(4,103)
Increase of current expected credit loss reserve	15,039	13,502	1,537
Impairment of operating real estate	5,986	9,270	(3,284)
Compensation and benefits	9,197	8,989	208
Operating expense	3,055	3,158	(103)
Total expenses	62,557	68,245	(5,688)

Other income
Other gain (loss), net	60,322	(27)	60,349
Income (loss) before equity in earnings of unconsolidated ventures and income taxes	47,215	(19,572)	66,787
Equity in earnings (loss) of unconsolidated ventures	—	(602)	602
Income tax benefit (expense)	19	(10)	29
Net income (loss)	$47,234	$(20,184)	$67,418
Comparison of Three Months Ended September 30, 2026 and Three Months Ended June 30, 2026
Net Interest Income
Interest income
Interest income increased by $4.1 million to $56.2 million for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026. The increase was primarily due to $4.6 million related to loan originations offset by $1.6 million related to loan repayments.
Interest expense
Interest expense increased by $3.1 million to $37.9 million for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026. The increase was primarily due to $2.6 million related to the financing of newly originated loans and higher draws on the Bank Credit Facility of $1.0 million. This was partially offset by $0.9 million from paydowns on our Master Repurchase Facilities.
Property and other income
Property operating income
Property operating income increased by $0.4 million to $30.8 million for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026. The increase was primarily driven by $1.3 million in one time termination fee income from an office property, offset by $1.0 million in lower income from the industrial portfolio sold during the third quarter of 2026.
Other income
Other income decreased by $0.7 million to $0.3 million during the three months ended September 30, 2026, as compared to the three months ended June 30, 2026. The decrease was primarily due to lower miscellaneous refunds of $0.6 million related to resolved investments and lower interest income of $0.1 million on a one-time tax refund.
Expenses
Property operating expense
Property operating expense increased by $0.7 million to $19.2 million for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026. The increase was primarily driven by $0.4 million in higher property taxes and utilities at an office property and $0.4 million higher expenses from a multifamily property, offset by $0.2 million of lower utility expenses at a multifamily/pre-development property.
Transaction, investment and servicing expense
Transaction, investment and servicing expense decreased by $0.1 million to $1.4 million for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026. The decrease was primarily due to lower franchise tax expense of $0.4 million partially offset by higher deal-level expenses of $0.2 million during the three months ended September 30, 2026.
Interest expense on real estate
Interest expense on real estate decreased by $0.5 million to $4.7 million for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026. The decrease was primarily driven by $0.6 million related to the industrial portfolio sold during the third quarter of 2026.
Depreciation and amortization
Depreciation and amortization expense decreased by $4.1 million to $4.1 million for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026. The decrease was primarily driven by $2.6 million lower expense related to three assets classified as held for sale during the second and third quarters of 2026 and $1.4 million related to fully amortized intangible assets at a multifamily property.
Increase of current expected credit loss reserve
During the three months ended September 30, 2026, we recorded an increase in CECL reserves of $15.0 million. The increase was due to a net increase in general reserves of $7.5 million driven by macroeconomic conditions, originations activity and other model inputs. We also recorded $7.5 million of specific reserves primarily related to one office loan that was resolved in the third quarter of 2026 and the specific reserves were charged off during the three months ended September 30, 2026.
During the three months ended June 30, 2026, we recorded an increase in CECL reserves of $13.5 million. The increase was due to a net increase in general reserves of $12.5 million driven by macroeconomic conditions and other model inputs. We also recorded $1.0 million of specific reserves related to three multifamily loans that were resolved in the second quarter of 2026, all of which were charged off during the three months ended June 30, 2026.
Impairment of operating real estate
During the three months ended September 30, 2026, we recorded impairment of $6.0 million related to one retail property which was deconsolidated following the loss of control over the property and two multifamily properties.
During the three months ended June 30, 2026, we recorded impairment of $5.5 million related to two retail properties, one of which was deconsolidated following the loss of control over the property. We also recorded $3.8 million related to a multifamily property classified as real estate held for sale.

Compensation and benefits
Compensation and benefits increased by $0.2 million to $9.2 million for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026 due to higher stock compensation expense.

Operating expense
Operating expense decreased by $0.1 million to $3.1 million for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026 due to lower third-party costs incurred.
Other income
Other gain (loss), net
We recorded other gain, net of $60.3 million during the three months ended September 30, 2026 related to the sale of an industrial portfolio. We recorded a de minimis other loss, net during the three months ended June 30, 2026.
Equity in earnings (loss) of unconsolidated ventures
There was no equity in earnings (loss) recognized during the three months ended September 30, 2026. We recorded equity in earnings (loss) of $0.6 million during the three months ended June 30, 2026 related to the fair value loss on one investment held in an unconsolidated venture.
Income tax benefit (expense)
Income tax expense decreased by a de minimis amount to an income tax benefit for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026.

The following table summarizes our portfolio results of operations for the nine months ended September 30, 2026 and September 30, 2025 (dollars in thousands):

	Nine Months Ended September 30,	Nine Months Ended September 30,	YTD 2026 vs YTD 2025
	2026	2025	Amount
Net interest income
Interest income	$157,760	$145,638	$12,122
Interest expense	(106,146)	(95,510)	(10,636)
Net interest income	51,614	50,128	1,486

Property and other income
Property operating income	93,923	95,063	(1,140)
Other income	4,360	6,724	(2,364)
Total property and other income	98,283	101,787	(3,504)

Expenses
Property operating expense	57,750	46,293	11,457
Transaction, investment and servicing expense	3,719	2,046	1,673
Interest expense on real estate	14,868	18,499	(3,631)
Depreciation and amortization	20,897	28,346	(7,449)
Increase of CECL reserve	30,286	8,562	21,724
Impairment of operating real estate	15,256	53,636	(38,380)
Compensation and benefits	27,242	26,700	542
Operating expense	9,308	9,048	260
Total expenses	179,326	193,130	(13,804)

Other income
Other gain (loss), net	60,291	(3,065)	63,356
Income (loss) before equity in earnings (loss) of unconsolidated ventures and income taxes	30,862	(44,280)	75,142
Equity in earnings (loss) of unconsolidated ventures	(602)	—	(602)
Income tax benefit (expense)	(85)	21,511	(21,596)
Net income (loss)	$30,175	$(22,769)	$52,944

Comparison of Nine Months Ended September 30, 2026 and Nine Months Ended September 30, 2025
Net Interest Income
Interest income
Interest income increased by $12.1 million to $157.8 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to $49.3 million in loan originations. This was partially offset by $26.5 million related to loan repayments, $6.5 million from loans now classified as real estate and $5.5 million due to lower interest rates.
Interest expense
Interest expense increased by $10.6 million to $106.1 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to $13.6 million related to the net impact of the BRSP 2026-FL3 issuance and the unwinding of the BRSP 2021-FL1 securitization trust following the redemption of all outstanding securities thereunder, $10.5 million related to financing on new originations and $2.0 million relating to draws on the Bank Credit Facility. This was partially offset by $11.0 million related to repayments and $3.7 million related to lower interest rates.

Property and other income
Property operating income
Property operating income decreased by $1.1 million to $93.9 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily due to $16.9 million from four subsidiaries deconsolidated during 2025 and 2026 and $6.9 million from properties sold during 2025 and 2026, partially offset by $20.3 million from properties acquired during 2025 and 2026 and $2.4 million in higher income at two multifamily and one office property.
Other income
Other income decreased by $2.4 million to $4.4 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily due to lower money market interest of $4.1 million and lower miscellaneous refunds of $0.7 million related to resolved investments, partially offset by $2.4 million of interest income on a one-time tax refund that was recognized in the first quarter of 2026.
Expenses
Property operating expense
Property operating expense increased by $11.5 million to $57.7 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to $20.8 million from properties acquired during 2025 and 2026, partially offset by $4.5 million from four subsidiaries deconsolidated during 2025 and 2026 and $4.2 million from properties sold during 2025 and 2026.
Transaction, investment and servicing expense
Transaction, investment and servicing expense increased by $1.7 million to $3.7 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to higher deal-level legal expenses of $1.3 million and higher loan service fees of $0.2 million.
Interest expense on real estate
Interest expense on real estate decreased by $3.6 million to $14.9 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This decrease was primarily due to $4.0 million from two subsidiaries deconsolidated during 2025 and 2026 and $0.7 million from an industrial portfolio sold during the third quarter of 2026, partially offset by $1.0 million from one property acquired in 2025.
Depreciation and amortization
Depreciation and amortization expense decreased by $7.4 million to $20.9 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily due to $5.1 million from five subsidiaries deconsolidated during 2025 and 2026, $3.9 million from properties sold during 2025 and 2026, $3.6 million from fully amortized in-place leases at two multifamily properties and $0.9 million from fully depreciated improvements at two net lease properties, partially offset by $6.3 million from properties acquired during 2025 and the first quarter of 2026.
Increase of current expected credit loss reserve
During the nine months ended September 30, 2026, we recorded an increase in CECL reserves of $30.3 million. The increase was driven by a net increase in general reserves of $19.2 million and a net increase in specific CECL reserves of $11.1 million. The increase in general reserves was driven by macroeconomic conditions and other model inputs. The increase in specific reserves was related to three multifamily loans, two office loans and one industrial loan that were resolved during the nine months ended September 30, 2026. As a result, all specific reserves were charged off during the nine months ended September 30, 2026.
During the nine months ended September 30, 2025, we recorded a net increase in CECL reserves of $8.6 million. The increase was driven by a net increase in specific CECL reserves of $46.2 million partially offset by a net decrease in general reserves of $37.6 million. The increase in specific CECL reserves was attributable to two multifamily loans, one office loan and one hotel loan, all of which were charged off during the nine months ended September 30, 2025.

Impairment of operating real estate
During the nine months ended September 30, 2026, we recorded impairment of $8.8 million on three retail properties that were deconsolidated following the loss of control over the properties. We also recorded $6.4 million related to two multifamily properties that were sold or classified as held for sale during the nine months ended September 30, 2026.
During the nine months ended September 30, 2025, we recorded $53.6 million of impairment related to our Norwegian net lease office campus and our Pennsylvania office property. We deconsolidated the assets and liabilities of both properties during the nine months ended September 30, 2025.
Compensation and benefits
Compensation and benefits increased by $0.5 million to $27.2 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to higher employee compensation and benefit expense.
Operating expense
Operating expense increased by $0.3 million to $9.3 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to higher third-party costs incurred.
Other income (loss)
Other gain (loss), net
We recorded other gain, net of $60.3 million during the nine months ended September 30, 2026 related to the gain on the sale of an industrial portfolio in the third quarter of 2026. We recorded other loss, net of $3.1 million during the nine months ended September 30, 2025 related to the reclassification of $22.0 million of foreign currency translation loss offset by $18.6 million of designated hedge gains from accumulated other comprehensive income following the resolution of our Norwegian net lease office campus in the second quarter of 2025.
Equity in earnings (loss) of unconsolidated ventures
We recorded equity in earnings (loss) of $0.6 million during the nine months ended September 30, 2026 related to the fair value loss on one investment held in an unconsolidated venture. There was no equity in earnings (loss) recognized during the nine months ended September 30, 2025.
Income tax benefit (expense)
We recorded income tax expense of $0.1 million during the nine months ended September 30, 2026 and we recorded an income tax benefit of $21.5 million during the nine months ended September 30, 2025. The tax benefit was primarily due to a $22.1 million deferred tax liability write-off when an investment subsidiary reached a maturity default on its bond financing collateralized by our Norwegian net lease office campus. Following the maturity default, the lenders exercised remedies and took control by equity pledge of the underlying investment subsidiary.
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
The following tables present a reconciliation of net income attributable to our common stockholders to Distributable Earnings and Adjusted Distributable Earnings attributable to our common stockholders (dollars and share amounts in thousands, except per share data) for the three months ended September 30, 2026, June 30, 2026 and March 31, 2026 and the three months ended September 30, 2025, June 30, 2025 and March 31, 2025:

	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$46,934	$(18,334)	$4,845
Net income (loss) per common share - basic	$0.37	$(0.15)	$0.03
Net income (loss) per common share - diluted	$0.37	$(0.15)	$0.03
Adjustments:
Non-cash equity compensation expense	3,581	3,443	2,918
Depreciation and amortization	4,228	8,340	8,763
Net unrealized loss (gain):
Impairment of operating real estate, net and unconsolidated ventures	5,986	9,872	—
General CECL reserves	7,548	12,515	(889)
(Gain) loss on sales of real estate, preferred equity and investments in unconsolidated joint ventures	(60,322)	25	4
Adjustments related to noncontrolling interests	2,320	(67)	(73)
Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$10,275	$15,794	$15,568
Distributable Earnings per share(1)	$0.08	$0.12	$0.12

Adjustments:
Specific CECL reserves	$7,490	$987	$2,634
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$17,765	$16,781	$18,202
Adjusted Distributable Earnings per share(1)	$0.14	$0.13	$0.14
Weighted average number of shares of Class A common stock(1)	125,796	130,258	128,921
________________________________________
(1)We calculate Distributable Earnings per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares. The weighted average number of common shares includes unvested restricted stock.

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$984	$(23,118)	$5,342
Net income (loss) per common share - basic	$0.00	$(0.19)	$0.04
Net income (loss) per common share - diluted	$0.00	$(0.19)	$0.04
Adjustments:
Non-cash equity compensation expense	2,794	2,913	4,213
Depreciation and amortization	7,514	10,676	10,748
Net unrealized loss (gain):
Impairment of operating real estate, net of associated income tax benefit	2,509	28,820	—
Other unrealized loss on investments	—	3,361	2
General CECL reserves	(9,676)	(18,900)	(9,018)
(Gain) loss on sales of real estate, preferred equity and investments in unconsolidated joint ventures	(538)	—	239
Adjustments related to noncontrolling interests	(266)	(358)	(172)
Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$3,321	$3,394	$11,354
Distributable Earnings per share(1)	$0.03	$0.03	$0.09

Adjustments:
Specific CECL reserves	$17,891	$19,482	$8,782
Adjusted Distributable Earnings attributable to BrightSpire Capital, Inc. common stockholders	$21,212	$22,876	$20,136
Adjusted Distributable Earnings per share(1)	$0.16	$0.18	$0.16
Weighted average number of shares of Class A common stock(1)	129,845	130,186	129,860
________________________________________
(1)We calculate Distributable Earnings per share, and Adjusted Distributable Earnings per share, non-GAAP financial measures, based on a weighted-average number of common shares. The weighted average number of common shares includes unvested restricted stock.
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

The following table calculates our GAAP book value per share and Undepreciated Book Value per share ($ in thousands, except per share data):

	September 30, 2026	December 31, 2025
Stockholders’ equity excluding noncontrolling interests in investment entities	$883,092	$938,432
Accumulated depreciation and amortization	121,826	180,937
Non-GAAP impairment of real estate	(23,482)	(33,617)
Undepreciated Book Value	$981,436	$1,085,752

GAAP book value per share	$7.08	$7.30
Accumulated depreciation and amortization per share	0.98	1.41
Non-GAAP impairment of real estate	(0.19)	(0.26)
Undepreciated Book Value per share(1)	$7.87	$8.44
Total outstanding shares - Class A common stock	124,677	128,627
________________________________________
(1)Per share data may differ due to rounding.

	September 30, 2026	December 31, 2025
Impairment attributable to BrightSpire Capital, Inc.	$15,256	$61,620
Adjustments:
Current year non-GAAP impairment of operating real estate	(10,135)	(100,961)
Non-GAAP impairment as of prior fiscal year-end	33,617	134,578
Impairment attributable to BrightSpire Capital, Inc.	(15,256)	(61,620)
Non-GAAP impairment of real estate	$23,482	$33,617
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

The following tables present a reconciliation of net income on our net leased and other real estate portfolios attributable to our common stockholders to NOI attributable to our common stockholders (dollars in thousands) for the three months ended September 30, 2026, June 30, 2026 and March 31, 2026 and the three months ended September 30, 2025, June 30, 2025 and March 31, 2025:

	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$46,934	$(18,334)	$4,845
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	9,895	9,567	(4,218)
Net income (loss) attributable to noncontrolling interests in investment entities	300	(1,850)	(1,722)
Amortization of above-and below-market lease intangibles	5	3	(12)
Net interest expense	24	39	12
Interest expense on real estate	4,655	5,121	5,091
Other income	100	(153)	(38)
Transaction, investment and servicing expense	53	79	29
Depreciation and amortization	4,052	8,154	8,594
Impairment of operating real estate	5,986	9,270	—
Operating expense	—	1	3
Other (gain) loss on investments, net	(60,322)	27	(19)
NOI attributable to noncontrolling interest in investment entities	(178)	(123)	(122)
Total NOI attributable to BrightSpire Capital, Inc. common stockholders	$11,504	$11,801	$12,443
________________________________________
(1)Net income attributable to non-net leased and other real estate portfolios includes net (income) loss on our senior and mezzanine loans and preferred equity and corporate and other business segments.

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025
Net income (loss) attributable to BrightSpire Capital, Inc. common stockholders	$984	$(23,118)	$5,342
Adjustments:

Net (income) loss attributable to non-net leased and other real estate portfolios(1)	292	(5,917)	(6,287)
Net loss attributable to noncontrolling interests in investment entities	(2,288)	(2,054)	(1,634)
Amortization of above- and below-market lease intangibles	180	1	59
Net interest expense	11	53	39
Interest expense on real estate	5,170	6,765	7,940
Other income	(213)	(86)	(34)
Transaction, investment and servicing expense	22	14	38
Depreciation and amortization	7,154	10,575	10,519
Impairment of operating real estate	2,509	51,127	—
Operating expense	1	1	1
Other (gain) loss on investments, net	(538)	3,428	742
Income tax (benefit) expense	(245)	(21,770)	254
NOI attributable to noncontrolling interest in investment entities	(103)	(277)	(267)
Total NOI, at share	$12,936	$18,742	$16,712
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
Financing Strategy
We have a multi-pronged financing strategy that includes an up to $120.0 million secured revolving credit facility, up to approximately $2.4 billion in secured revolving repurchase facilities, $1.4 billion in non-recourse securitization financing, $178.9 million in commercial mortgages and $33.3 million in other asset-level financing structures, in each case, as of September 30, 2026.
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

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	September 30, 2026	December 31, 2025
Debt-to-equity ratio(1)(2)	2.9x	2.6x
_________________________________________
(1)Represents (i) total consolidated outstanding secured debt less cash and cash equivalents of $63.6 million and $66.8 million at September 30, 2026 and December 31, 2025, respectively to (ii) total equity, in each case, at period end.
(2)Excluding the impact of accumulated depreciation and amortization on real estate investments and including the impact of non-GAAP impairment of real estate, the debt-to-equity ratio was 2.6x and 2.3x at September 30, 2026 and December 31, 2025, respectively.
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
The maximum amount available for borrowing at any time under the Amended Credit Agreement is limited to a borrowing base valuation of certain investment assets, with the valuation of such investment assets generally determined according to a percentage of adjusted net book value. As of September 30, 2026, the borrowing base valuation is sufficient to permit borrowings of up to the entire $120.0 million commitment. If any borrowing is outstanding for more than 180 days after its initial draw, the borrowing base valuation will be reduced by 50% until all outstanding borrowings are repaid in full. The ability to borrow new amounts under the Amended Credit Agreement terminates and any outstanding revolving loans will mature on December 8, 2028.
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
As of September 30, 2026, the Company was in compliance with all of its financial covenants under the Amended Credit Agreement.
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
The following table presents a summary of our Master Repurchase Facilities and Bank Credit Facility as of September 30, 2026 (dollars in thousands):

	Maximum Facility Size	Current Borrowings	Weighted Average Final Maturity (Years)	Weighted Average Interest Rate(1)
Master Repurchase Facilities
Bank 1	$600,000	$405,216	2.0	SOFR + 1.98%
Bank 2	600,000	—	3.5	n/a
Bank 3	500,000	223,793	3.7	SOFR + 1.74%
Bank 4	400,000	224,752	3.1	SOFR + 1.45%
Bank 5	250,000	161,092	4.4	SOFR + 1.92%
Total Master Repurchase Facilities	2,350,000	1,014,853

Bank Credit Facility	120,000	45,000	2.2	SOFR + 2.25%

Total Facilities	$2,470,000	$1,059,853
_________________________________________
(1)All facilities utilize Term SOFR at September 30, 2026.
The following table presents the quarterly average unpaid principal balance (“UPB”), end of period UPB and the maximum UPB at any month-end related to our Master Repurchase Facilities and Bank Credit Facility (dollars in thousands):

Quarter Ended	Quarterly Average UPB	End of Period UPB	Maximum UPB at Any Month-End
September 30, 2026	$958,039	$1,059,853	$1,074,723
June 30, 2026	814,276	856,225	926,225
March 31, 2026	925,213	772,327	1,190,049

December 31, 2025	928,385	1,078,098	1,078,098
September 30, 2025	784,202	778,671	823,583
June 30, 2025	761,613	789,729	791,532
March 31, 2025	759,339	733,494	818,603
The increase in our end of period UPB from June 30, 2026 to September 30, 2026 was driven by financing draws.
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
BRSP 2024-FL2 includes a two-year reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2024-FL2, subject to the satisfaction of certain conditions set forth in the indenture. At September 30, 2026, we had $628.9 million of unpaid principal balance of CRE debt investments and other assets financed with BRSP 2024-FL2. As of September 30, 2026, the securitization reflects an advance rate of 85.5% at a weighted average cost of funds of Term SOFR plus 2.51% (before transaction costs), and is collateralized by a pool of 26 senior loan investments.
Additionally, BRSP 2024-FL2 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the nine months ended September 30, 2026. While we continue to closely monitor all loan investments contributed to BRSP 2024-FL2, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
On October 19, 2026, we redeemed the outstanding securities under the BRSP 2024-FL2 securitization vehicle, including the investment grade notes issued thereunder, at a redemption price of $537.8 million.
BRSP 2026-FL3
In February 2026, we executed a $955.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2026-FL3, Ltd. and BRSP 2026-FL3, LLC (collectively, “BRSP 2026-FL3”), which resulted in the sale of $833.2 million of investment grade notes (the “2026-FL3 Notes”).
BRSP 2026-FL3 includes a six-month ramp-up acquisition period that allows us to contribute existing or newly originated loan investments in exchange for $98.3 million in unused proceeds held in BRSP 2026-FL3, subject to the satisfaction of certain conditions set forth in the indenture. At September 30, 2026, the unused proceeds have been fully utilized. BRSP 2026-FL3 also includes a 30-month reinvestment feature that allows us to contribute existing or newly originated loan investments in exchange for proceeds from repayments of loans held in BRSP 2026-FL3, subject to the satisfaction of certain conditions set forth in the indenture.
At September 30, 2026, we had $955.0 million of unpaid principal balance of CRE debt investments financed with BRSP 2026-FL3. As of September 30, 2026, the securitization reflects an advance rate of 87.3% at a weighted average cost of funds of Term SOFR plus 1.69% (before transaction costs), and is collateralized by a pool of 32 senior loan investments.
Additionally, BRSP 2026-FL3 contains note protection tests that can be triggered as a result of contributed loan defaults, losses, and certain other events outlined in the indenture, beyond established thresholds. A note protection test failure that is not remedied can result in the redirection of interest proceeds from the below investment grade tranches to amortize the most senior outstanding tranche. We did not fail any note protection tests during the nine months ended September 30, 2026. While we continue to closely monitor all loan investments contributed to BRSP 2026-FL3, a deterioration in the performance of an underlying loan could negatively impact its liquidity position.
BRSP 2026-FL4
On October 16, 2026, we executed a $960.0 million securitization transaction through wholly-owned subsidiaries, BRSP 2026-FL4, Ltd. and BRSP 2026-FL4, LLC (collectively, “BRSP 2026-FL4”), which resulted in the sale of $844.8 million of investment grade notes (the “2026-FL4 Notes”). The securitization reflects an initial advance rate of 88.0% at a weighted average coupon at issuance of Term SOFR+1.54% (before transaction costs) and is collateralized by a pool of 29 first-lien floating-rate mortgages secured by 38 properties.
Other potential sources of financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing and selective wind-down and dispositions of assets. We may also seek to raise equity capital or issue debt securities in order to fund our future investments.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our Bank Credit Facility, securitization bonds, and secured debt. Information concerning our contractual obligations and commitments to make future payments, including our commitments to repay borrowings, is included in the following table as of September 30, 2026. This table excludes our obligations that are not fixed and determinable (dollars in thousands):

	Payments Due by Period
	Total	Less than a Year	1-3 Years	3-5 Years	More than 5 Years
Bank credit facility(1)	$50,547	$2,774	$47,773	$—	$—
Secured debt(2)	1,351,208	609,052	742,156	—	—
Securitization bonds payable(3)	1,494,861	740,123	754,738	—	—
Ground lease obligations(4)	9,956	2,174	4,450	2,848	484
Office leases	3,400	1,198	2,057	145	—
	$2,909,972	$1,355,321	$1,551,174	$2,993	$484
Lending commitments(5)	145,217
Total	$3,055,189
_________________________________________
(1)Future interest payments were estimated based on the applicable index at September 30, 2026 and unused commitment fee of 0.25% per annum, assuming principal is repaid on the current maturity date of January 2027.
(2)Amounts include minimum principal and interest obligations through the initial maturity date of the collateral assets. Interest on floating rate debt was determined based on Term SOFR at September 30, 2026.
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
During the nine months ended September 30, 2026, we repurchased 5.6 million shares of Class A common stock at a weighted average price of $5.23 per share for an aggregate cost of $29.5 million. As of September 30, 2026, there was $20.5 million remaining available to make repurchases under the Stock Repurchase Program.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2026	2025	Change
Operating activities	$56,989	$57,800	$(811)
Investing activities	(311,499)	(88,066)	(223,433)
Financing activities	258,272	(198,683)	456,955
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
Our operating activities provided net cash inflows of $57.0 million and $57.8 million for the nine months ended September 30, 2026 and 2025, respectively. Net cash provided by operating activities decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to resolutions on net lease office properties offset by higher expenses on real estate acquisitions.
We believe cash flows from operations, available cash balances and our ability to generate cash through short and long-term borrowings are sufficient to fund our operating liquidity needs.
Investing Activities
Investing activities include cash outlays for disbursements on new and/or existing loans, which are partially offset by repayments of loans held for investment.
Investing activities used net cash of $311.5 million for the nine months ended September 30, 2026. Net cash used in investing activities during the nine months ended September 30, 2026 resulted primarily from origination and fundings on our loans and preferred equity held for investment, net of $835.0 million, partially offset by repayments on loans and preferred equity held for investment, net of $372.1 million and proceeds from the sale of real estate of $148.6 million.
Investing activities used net cash inflows of $88.1 million for the nine months ended September 30, 2025. Net cash used in investing activities for the nine months ended September 30, 2025 resulted primarily from origination and fundings on our loans and preferred equity held for investment, net of $356.6 million, partially offset by repayments on loans and preferred equity held for investment, net of $243.6 million and proceeds from the sale of real estate $39.6 million.
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
Financing activities generated net cash of $258.3 million for the nine months ended September 30, 2026, which resulted primarily from borrowings from master repurchase and credit facilities of $1.2 billion and borrowings from securitization bonds of $833.2 million, partially offset by repayment of master repurchase and credit facilities of $1.3 billion, repayment of securitization bonds of $444.3 million and distributions paid on common stock of $63.0 million.

Financing activities used net cash of $198.7 million for the nine months ended September 30, 2025, which resulted primarily from repayment of master repurchase and credit facilities of $235.8 million, repayment of securitization bonds of $111.7 million and distributions paid on common stock of $62.4 million, partially offset by borrowings from master repurchase and credit facilities of $229.3 million.
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
We have utilized, and in the future may utilize, a variety of financial instruments on some of our investments, including interest rate swaps, caps, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for distribution and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses of rising interest rates. Moreover, with respect to certain of the instruments used as hedges, there is exposure to the risk that the counterparties may cease making markets and quoting prices in such instruments, which may inhibit the ability to enter into an offsetting transaction with respect to an open position. Our profitability may be adversely affected during any period as a result of changing interest rates. At September 30, 2026, we held no derivative instruments.
As of September 30, 2026, a hypothetical 100 basis point increase or decrease in the applicable interest rate benchmark on our loan portfolio would increase interest income by $6.7 million or decrease interest income by $4.3 million annually, net of interest expense.
Refer to the “Factors Impacting Our Operating Results” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on interest rates.
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
Our Master Repurchase Facilities are partial recourse, and margin call provisions do not permit valuation adjustments based on capital markets events; rather they are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. For the nine months ended September 30, 2026, and through October 27, 2026, we have not received any margin calls under our Master Repurchase Facilities.
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
We had no foreign exchange contracts in place at September 30, 2026. The maturity dates of the prior instruments approximated the projected dates of related cash flows for specific investments. Termination or maturity of currency hedging instruments may have resulted in an obligation for payment to or from the counterparty to the hedging agreement. We were exposed to credit loss in the event of non-performance by counterparties for these contracts. To manage this risk, we selected major international banks and financial institutions as counterparties and performed a quarterly review of the financial health and stability of our trading counterparties. No counterparty defaulted on its obligations when we held foreign exchange contracts.
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
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective at providing reasonable assurance regarding the reliability of the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities of our Company during the nine months ended September 30, 2026.
Purchases of Equity Securities by Issuer
The following table summarizes the repurchase of common stock for the three months ended September 30, 2026 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
July 1 - 31, 2026(2)	266	$5.40	266	$29,018
August 1 - 31, 2026(3)	793	5.06	793	25,000
September 1 - 30, 2026	1,004	4.46	1,004	20,520
Total	2,063	$4.81	2,063	$20,520
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
(2)Includes 265,811 shares which were repurchased in June 2026 and settled in July 2026, in accordance with the Company’s policy.
(3)Includes 409,782 shares which were repurchased in July 2026 and settled in August 2026, in accordance with the Company’s policy.
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

Dated: October 28, 2026

BRIGHTSPIRE CAPITAL, INC.

By:	/s/ Michael J. Mazzei
Michael J. Mazzei
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Frank V. Saracino
Frank V. Saracino
Chief Financial Officer
(Principal Accounting Officer)